Form 10-Q
period 1993-12-04
SUPERVALU INC
filed 1994-01-18
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 4, 1993

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ to ....................

Commission file number 1-5418

                                SUPERVALU INC.
            (Exact name of registrant as specified in its Charter)

    DELAWARE                                            41-0617000
................................................................................
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

11840 Valley View Road, Eden Prairie, Minnesota   55344
................................................................................

(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code        (612) 828-4000
                                                   .............................

Former name, former address and former fiscal year, if changed since last report:

                                     N.A.
................................................................................

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X        No
    ...........      ............

The number of shares outstanding of each of the issuer's classes of Common Stock as of January 1, 1994 is as follows:

    Title of Each Class                    Shares Outstanding
    -------------------                    ------------------

       Common Shares                            71,976,373

                        PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
Item 1:  Financial Statements
- --------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF EARNINGS

- --------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------
(In thousands, except per share data)

                                              Third Quarter (12 Weeks) Ended
                                           ------------------------------------
                                           December 4, 1993    December 5, 1992
- -------------------------------------------------------------------------------

Net sales                                        $3,670,298          $2,960,400

Costs and expenses


  Cost of sales                                   3,339,028           2,721,491
  Selling and administrative expenses               243,553             176,865
  Amortization of goodwill                            2,715                 239
  Interest
    Interest expense                                 27,103              19,127
    Interest income                                   6,913               5,818
                                                 ------------------------------
      Interest expense, net                          20,190              13,309
                                                 ------------------------------

        Total costs and expenses                  3,605,486           2,911,904
                                                 ------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                         64,812              48,496

Equity in earnings of ShopKo                          6,474               7,965
                                                 ------------------------------

Earnings before income taxes                         71,286              56,461

Provision for income taxes

  Current                                            19,224              19,857
  Deferred                                            6,824                (122)
                                                 ------------------------------

    Income taxes, net                                26,048              19,735
                                                 ------------------------------

Net earnings                                     $   45,238          $   36,726
                                                 ==============================



Net earnings per common share:                        $0.63               $0.51

Weighted average number of common
  shares outstanding                                 71,937              71,393

Dividends declared per common share                  $0.220              $0.195

Supplemental information:
  After-tax LIFO income (expense)                   ($2,919)              ($657)

All data subject to year-end audit.
                                 See notes to consolidated financial statements.

                                      (2)

CONSOLIDATED STATEMENTS OF EARNINGS

- -------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- -------------------------------------------------------------------------------
(In thousands, except per share data)

                                              Year-to-Date (40 Weeks) Ended
                                           ------------------------------------

                                           December 4, 1993    December 5, 1992
- -------------------------------------------------------------------------------

Net sales                                       $12,249,905          $8,714,263

Costs and expenses

  Cost of sales                                  11,188,502           8,019,739
  Selling and administrative expenses               777,844             495,905
  Amortization of goodwill                            9,050                 780
  Interest
    Interest expense                                 93,529              51,973
    Interest income                                  22,626              18,385
                                           ------------------------------------
      Interest expense, net                          70,903              33,588
                                           ------------------------------------


      Total costs and expenses                   12,046,299           8,550,012
                                           ------------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                        203,606             164,251

Equity in earnings of ShopKo                         10,084              15,030
                                           ------------------------------------

Earnings before income taxes                        213,690             179,281

Provision for income taxes

  Current                                            75,652              67,400
  Deferred                                            5,392              (2,696)
                                           ------------------------------------

    Income taxes, net                                81,044              64,704
                                           ------------------------------------

Net earnings                                    $   132,646          $  114,577
                                           ====================================



Net earnings per common share:                        $1.85               $1.61

Weighted average number of common
  shares outstanding                                 71,760              71,383

Dividends declared per common share                  $0.635              $0.570

Supplemental information:
  After-tax LIFO income                                 $16              $1,632

All data subject to year-end audit.
                                 See notes to consolidated financial statements.

                                      (3)

CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries        Third Quarter as of      Fiscal Year End
- -------------------------------------------------------------------------------
(In thousands)                       December 4,   December 5,     February 27,
Assets                                      1993          1992             1993
- -------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents          $    2,536     $    2,673       $    1,773
  Receivables, less allowance
    for losses of $43,331 at
    December 4, 1993, $42,016 at
    December 5, 1992 and $38,593
    at February 27, 1993                386,962        398,149          357,709
Inventories                           1,255,632      1,362,852        1,134,059
Other current assets                     79,425        102,179           80,052
                                     ------------------------------------------
        Total current assets          1,724,555      1,865,853        1,573,593

Long-term notes receivable               93,401        106,296           82,534

Long-term investment in direct
  financing leases                       75,364         98,282           92,103

Property, plant and equipment
  Land                                  157,226        140,606          162,451
  Buildings                             786,825        732,496          732,515
  Property under construction            78,057         59,624           38,386
  Leasehold improvements                119,579         90,400          103,620
  Equipment                             834,753        858,262          840,922
  Assets under capital leases           165,891        163,052          183,236
                                     ------------------------------------------
                                      2,142,331      2,044,440        2,061,130
  Less accumulated depreciation
    and amortization
    Owned property, plant and
      equipment                         730,741        631,867          647,735
    Assets under capital leases          30,607         27,742           29,154
                                     ------------------------------------------
       Net property, plant
         and equipment                1,380,983      1,384,831        1,384,241

  Investment in ShopKo                  170,482        159,044          165,464

  Goodwill                              427,445        438,714          436,215

  Other assets                          308,502        245,339          330,039
                                     ------------------------------------------
Total assets                         $4,180,732     $4,298,359       $4,064,189
                                     ==========================================

Liabilities and Stockholders' Equity
- -------------------------------------------------------------------------------
Current Liabilities
  Notes payable                      $  204,556     $  322,025       $  251,496
  Accounts payable                      945,131        942,186          864,917
  Current maturities of
    long-term debt                        6,716          5,014            6,493
  Current obligations under
    capital leases                       18,775         19,606           19,348
  Other current liabilities             185,259        208,706          183,524
                                     ------------------------------------------
        Total current liabilities     1,360,437      1,497,537        1,325,778

Long-term debt                        1,108,918      1,221,288        1,112,042

Long-term obligations under
  capital leases                        223,830        238,882          235,344

Deferred income taxes                    90,196         82,656           85,830

Other liabilities                       166,912        166,474          170,375

Stockholders' equity
  Common stock                           75,335         75,335           75,335
  Capital in excess of par value         12,785         12,248           12,584
  Retained earnings                   1,231,438      1,108,344        1,144,374
  Treasury stock, at cost               (89,119)      (104,405)        (97,473)
                                     ------------------------------------------

        Total stockholders' equity    1,230,439      1,091,522        1,134,820
                                     ------------------------------------------

Total liabilities and
  stockholders' equity               $4,180,732     $4,298,359       $4,064,189
                                     ==========================================

Quarterly data subject to year-end audit.
                                 See notes to consolidated financial statements.

                                      (4)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- --------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                Common Stock    Capital in
                               --------------    Excess of   Treasury   Retained
                               Shares  Amount    Par Value    Stock     Earnings     Total
- --------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 29, 1992            75,335  $75,335     $12,755  ($91,496) $1,034,387  $1,030,981

Net earnings                        -        -           -         -     164,526     164,526

Sales of common stock
  under option plans                -        -        (932)    8,321           -       7,389

Cash dividends declared
  on common stock -
  $.765 per share                   -        -           -         -     (54,539)    (54,539)

Compensation under employee
   incentive plan                   -        -         761     6,003           -       6,764

Purchase of 787  shares
  for treasury                      -        -           -   (20,301)          -     (20,301)
                               -------------------------------------------------------------

BALANCES AT
  FEBRUARY 27, 1993            75,335   75,335      12,584   (97,473)  1,144,374   1,134,820

Net earnings                        -        -           -         -     132,646     132,646

Sales of common stock
  under option plans                -        -         184     8,972           -       9,156

Cash dividends declared
  on common stock -
  $.635 per share                   -        -           -         -     (45,582)    (45,582)

Forfeitures under employee
  incentive plans                   -        -          17      (618)          -        (601)
                               -------------------------------------------------------------

BALANCES AT
  DECEMBER 4, 1993             75,335  $75,335     $12,785  ($89,119) $1,231,438  $1,230,439
                              ==============================================================


Quarterly data subject to year-end audit.
                                 See notes to consolidated financial statements.

                                      (5)

CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPERVALU INC. and Subsidiaries
(In thousands)                                                 Year-to-date
                                                             (40 weeks ended)
                                                        ------------------------
                                                        December 4,  December 5,
                                                           1993         1992
- ------------------------------------------------------------------------------
Cash flows from operating activities
   Net earnings                                         $ 132,646    $ 114,577
   Adjustments to reconcile net earnings to net cash
    provided from (used in) operating activities:
      Equity in earnings of ShopKo                        (10,084)     (15,030)
      Dividends received from ShopKo                        4,863        4,868
      Depreciation and amortization                       143,039       93,634
      Provision for losses on receivables                   6,027        5,088
      Gain on sale of property, plant and equipment          (174)      (1,988)
      Deferred income taxes                                 5,392       (2,696)
      Treasury shares contributed to employee incentive
       plans                                                   18        2,371
   Change in assets and liabilities:
      Receivables                                         (35,280)     (21,510)
      Inventory                                          (121,573)    (109,431)
      Other current assets                                 (1,540)       8,514
      Direct finance leases                                 6,590        8,120
      Accounts payable                                     80,214       95,791
      Other liabilities                                    (2,297)     (82,345)
- ------------------------------------------------------------------------------
      Net cash provided from operating activities         207,841       99,963
- ------------------------------------------------------------------------------
 Cash flows from investing activities
   Additions to long-term notes receivable                (30,822)     (24,665)
   Payments received on long-term notes receivable        (19,955)      20,818
   Net reductions to note receivable from Shopko                -      180,078
   Proceeds from sale of property, plant and equipment     10,103        7,889
   Purchase of property, plant and equipment             (138,826)    (129,027)
   Business acquisition, net of cash acquired                   -     (643,718)
   Other investing activities                              31,712        7,431
- ------------------------------------------------------------------------------
      Net cash used in investing activities              (107,878)    (581,194)
- ------------------------------------------------------------------------------
Cash flows from financing activities
   Net reduction of short-term notes payable              (46,940)     (38,416)
   Proceeds from issuance of long-term debt                 3,000      701,362
   Repayment of long-term debt                             (5,901)    (109,979)
   Reduction of obligations under capital leases          (13,503)     (13,983)
   Sale of common stock under option plans                  7,907        3,350
   Cash dividends paid                                    (43,763)     (39,675)
   Purchase of treasury stock                                   -      (20,301)
- ------------------------------------------------------------------------------
      Net cash (used in) provided from financing
       activities                                         (99,200)     482,358
- ------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     763        1,127
Cash and cash equivalents at beginning of year              1,773        1,546
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of third quarter       $   2,536    $   2,673
==============================================================================
All data subject to year-end audit.
                                 See notes to consolidated financial statements.


                                      (6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
- -------------------
The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1993 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").

Wetterau
- --------
The following unaudited pro forma results of operations assumes the acquisition occurred at the beginning of the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.



                                 Third Quarter    Year to Date
(In thousands, except            12 weeks ended  40 weeks ended
  per share amounts)              Dec. 5, 1992    Dec. 5, 1992
                                 --------------  --------------

Net sales                          $3,848,834       $12,712,215
Net earnings                           36,851           117,024

Net earnings per common share            $.52             $1.64

Statement of Registrant
- -----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at December 4, 1993 and December 5, 1992 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche. A copy of their report is attached as an exhibit to this report.

                                      (7)

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


Results of Operations
- ---------------------

The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:

                                           Third Quarter         Year-to-Date
                                          (12 weeks) Ended     (40 weeks) Ended
                                          -------------------------------------
                                          Fiscal     Fiscal    Fiscal    Fiscal
                                           1994       1993      1994      1993
- -------------------------------------------------------------------------------

Net sales                                 100.00%    100.00%    100.00%  100.00%
Cost of sales                             (90.97)    (91.93)    (91.34)  (92.03)
Selling and administrative                 (6.71)     (5.98)     (6.42)   (5.70)
Interest expense                            (.74)      (.65)      (.76)    (.60)
Interest income                              .18        .20        .18      .21
- -------------------------------------------------------------------------------
Earnings before equity in earnings
  of ShopKo, and income taxes               1.76       1.64       1.66     1.88
Equity in earnings of ShopKo                 .18        .27        .08      .17
Provision for income taxes                  (.71)      (.67)      (.66)    (.74)
- -------------------------------------------------------------------------------

Net earnings                                1.23%      1.24%      1.08%    1.31%
===============================================================================

Net sales:

Net sales increased 24% and 41% over last year for the third quarter and year-to-date, respectively. The increase was principally due to the acquisition of Wetterau Incorporated ("Wetterau"). Last year's quarterly results included 4 weeks of Wetterau operations. Results were also affected by the weak retail environment and a negligible rate of inflation. Food distribution net sales increased 20% for the quarter and 37% year-to-date compared to the respective periods in the prior year. Adjusting for the sale of the Salem division in January 1993 and the Wetterau acquisition, food distribution net sales would have increased 1% in the third quarter and year-to-date. The retail food segment net sales increased 38% over prior year third quarter and 53% over prior year-to-date, principally due to the acquisition of Wetterau. Without the Wetterau acquisition, retail sales would have increased 4% for the third quarter and 3% year-to-date over the prior year. The principal reason for these increases was the opening of new Cub stores. Same-store sales declined 2.4% in the third quarter and 2.7% year-to-date. New Cub Foods stores opening in existing markets and the weak economy in the Northeast contributed to the decline in same-store sales.

                                      (8)

Net Sales by Segment

- -------------------------------------------------------------------------------
(In thousands)

                                          Third Quarter (12 weeks)
                              --------------------------------------------------

                                     Dec 4, 1993               Dec 5, 1992
                              -----------------------     ----------------------
                               Net Sales   % of total      Net Sales  % of total
                              -----------  ----------     ----------  ----------

Food distribution             $ 2,819,455      76.8%      $2,344,358     79.2%
Retail food                       850,843      23.2%         616,042     20.8%
- -------------------------------------------------------------------------------
                              $ 3,670,298     100.0%      $2,960,400    100.0%
================================================================================


                                           Year-to-Date (40 weeks)
                              --------------------------------------------------

                                     Dec 4, 1993               Dec 5, 1992
                              ------------------------    ----------------------
                               Net Sales    % of total     Net Sales  % of total
                              -----------  -----------    ----------  ----------

Food distribution             $ 9,513,372      77.7%      $6,921,328    79.4%
Retail food                     2,736,533      22.3%       1,792,935    20.6%
- -------------------------------------------------------------------------------
                              $12,249,905     100.0%      $8,714,263   100.0%
================================================================================

Gross profit:

Gross profit improved as a percentage of net sales, increasing to 9.0% and 8.7% for the third quarter and year-to-date. This increase of 96 basis points for the quarter and 69 basis points year-to-date was due primarily to the growing proportion of the higher margined retail food business within the company's total sales mix. The increase in the company's retail food business was mainly attributable to the acquisition of Wetterau. The positive impact of the changing sales mix was slightly offset by Wetterau's food distribution group which incurred lower gross profit than the company's historical business.


Selling and administrative expenses:

Selling and administrative expenses as a percentage of net sales was 6.7% for the third quarter compared to 6.0% last year. Year-to-date, the percentage was 6.4% compared to 5.7% last year. The increase in the proportion of the company's retail food operations is the principal reason for the increased percentage of selling and administrative expenses. Retail food operations typically have higher selling and administrative expenses as a percentage of sales than the food distribution operations. In addition, the higher percentages were impacted by Wetterau which, on a percentage of net sales basis, incurred higher selling and administrative costs in the food distribution and retail food segments than the company's historical business.

                                      (9)

Operating earnings:

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo"), and taxes) increased 37% to $90.4 million in the third quarter and 40% to $294.7 million year-to-date. Food distribution pre-tax operating earnings increased 35% to $84.3 million and 39% to $274.2 million for the third quarter and year-to-date, respectively. The acquisition of Wetterau was the primary reason for the improved operating results. Retail food pre-tax operating earnings increased 67% to $6.1 million for the third quarter and 58% to $20.6 million year-to-date. Improved operating results at Cub Foods and the acquisition of Wetterau were the principal reasons for the increase.

Interest income and expense:

Interest income increased to $6.9 and $22.6 million for the third quarter and year-to-date, respectively, compared to $5.8 and $18.4 million for the respective periods last year. The increase in interest income was due to notes receivable acquired in conjunction with the Wetterau acquisition. Interest expense increased $8.0 million in the third quarter and $41.6 million year-to-date over the respective periods last year, due to interest on debt associated with the acquisition of Wetterau.

Equity in earnings of ShopKo:

Equity in earnings of ShopKo decreased $1.5 million and $4.9 million for the third quarter and year-to-date, respectively, compared to last year. As reported by ShopKo, the decrease in net earnings of ShopKo was due to lower gross margins and higher selling, general and administrative expenses. Competitive pricing pressures and lower-than-expected sales in apparel and seasonal merchandise resulted in the decrease in gross margins. Costs relating to the opening of new and remodeled stores and expenses to centralize certain merchandise and replenishment functions caused the increase in the selling, general and administrative expenses. ShopKo's net earnings were also negatively impacted by the cumulative effect of a change in accounting for future post-retirement medical benefits which was recorded as of the first quarter. In addition, the increased tax rate due to the tax law change negatively affected net earnings.

Provision for income taxes:

The provision for income tax as a percentage of pre-tax net earnings increased over the prior year third quarter and year-to-date due to the Omnibus Budget Reconciliation Act of 1993. Additional tax expense for the third quarter because of the new tax act was $.7 million, while year-to-date additional expense totaled $3.0 million.

Net earnings:

Net earnings for the third quarter and year-to-date were $45.2 and $132.6 million, compared to last year's earnings of $36.7 and $114.6 million, respectively. The increase in net earnings was due principally to the Wetterau acquisition.

                                     (10)

Liquidity and Capital Resources
- -------------------------------

Internally-generated funds, principally from the company's food distribution operations, continue to be the major source of capital for liquidity and capital growth. Last year such internally-generated funds were supplemented by external financing to fund the Wetterau acquisition. Cash provided from operating activities increased to $207.8 million year-to-date fiscal 1994, up from $100.0 million last year. Management does not anticipate the need for external financing except for leases or if significant acquisitions are completed.

The company will continue to use short-term and long-term debt to finance its acquisition activities if additional funds are necessary. To that end, the company has a "shelf registration" in effect in which the company could sell an additional $150 million of long-term debt without further registration. In addition, the company has $400 million of short-term credit available.

The company's long-term debt ratings are considered strong with an A rating from Standard and Poor's and an A3 rating from Moody's. These strong ratings, the available credit facilities and the internally generated funds provide the company with the financial flexibility to meet its anticipated liquidity needs.

                                     (11)

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------

         (a) Exhibits filed with this Form 10-Q:

             (15) Letters from Deloitte & Touche regarding unaudited interim financial information.

         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter ended December 4, 1993.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUPERVALU INC. (Registrant)


                                       By: _____________________________________
                                                       Isaiah Harris
Date:  January 18, 1994                        Vice President and Controller
                                               (Chief Accounting Officer and
                                                   duly authorized officer
                                                        of Registrant)

10Q12493:1

                                     (12)