Form 10-K
period 1994-02-26
SUPERVALU INC
filed 1994-05-26
CIK 95521

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 26, 1994

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission file Number:  1-5418

                                 SUPERVALU INC.
             (Exact Name of registrant as specified in its Charter)

               Delaware                                  41-0617000
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     11840 Valley View Road
     Eden Prairie, Minnesota                             55344
      (Address of principal                           (Zip Code)
       executive offices)

Registrant's telephone number, including area code:  (612) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                  Name of each exchange on which
    -------------------                  ------------------------------
                                              registered
                                              ----------
    Common Stock, par value $1.00             New York Stock Exchange
     per share
    Preferred Share Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----


                           [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.[   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1994 was approximately $2,162,895,712 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on March 31, 1994).

Number of shares of $1.00 par value Common Stock outstanding as of April 1, 1994: 71,797,541.


                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended February 26, 1994 are incorporated into Parts I, II and IV, as specifically set forth in said Parts I, II and IV.

    2. Portions of Registrant's definitive Proxy Statement filed for Registrant's 1994 Annual Meeting of Stockholders are incorporated into
       Part III, as specifically set forth in said Part III.

                           [Cover page 2 of 2 pages]

                                     PART I
                                     ------

       Unless the context indicates otherwise, all references to the "Company," "SUPERVALU" or "Registrant" in this Annual Report on Form 10-K relate to SUPERVALU INC. and its majority-owned subsidiaries.


ITEM 1.  BUSINESS
- - - ------   --------

       GENERAL DEVELOPMENT
       -------------------

       SUPERVALU INC., a Delaware corporation organized in 1925 as the successor to two wholesale grocery firms established in the 1870's, has its principal executive offices at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 612-828-4000).

       The Company is the nation's largest food wholesaler and approximately 14th largest food retailer. It is primarily engaged in the business of selling food and nonfood products at wholesale. The Company supplied approximately 4,350 stores in 47 states as of the close of fiscal 1994 and approximately 4,650 stores in May of 1994. In addition, the Company also operated at fiscal year-end 258 retail food supermarkets, discount food superstores, combination stores, limited-assortment and other stores, primarily under the names of Cub Foods, Shop 'n Save, Save-A-Lot, Scott's, Laneco, Hornbacher's, Twin Valu, Ultra IGA and MAX CLUB.

       While not material to overall operations to date, the Company also serves a growing international sales operation to customers in many foreign countries, and its military sales operations serve over 100 military bases.

       In 1991, SUPERVALU began the implementation of a strategy to focus on its core food distribution and retailing business segments. The Company executed the first major step of this strategy in October 1991 with the sale of 54% of SUPERVALU's interest in ShopKo Stores, Inc. ("ShopKo"), its discount general merchandise subsidiary, through an initial public offering. SUPERVALU continues to own a 46% interest in ShopKo which, at fiscal year end, operated 118 discount department stores in 15 states.

       As of October 31, 1992, the Company completed the acquisition of Wetterau Incorporated ("Wetterau"), resulting in a significant expansion of the geographic market and customer base compared with that previously served by SUPERVALU food wholesale and retail operations. In fiscal 1994 the Company completed the integration of Wetterau's administrative and support services into its own and combined or closed a number of distribution operations to eliminate inefficiencies and overlap. The Company continues to evaluate further consolidations to improve efficiencies in its distribution operations. See "Properties."

       In March, 1994, the Company acquired Sweet Life Foods, Inc. ("Sweet Life"), a privately-owned grocery wholesale distributor serving Massachusetts, Connecticut, Maine and Eastern New York. This acquisition further strengthened the Company's customer base by adding 280 additional stores as customers in the New England states. The Company plans to consolidate its New England distribution operations and further develop retail support services for New England retailers.

       The Company has also made other smaller acquisitions from time to time to further the growth of its food distribution, retailing and bakery operations.

       Additional description of the Company's business is contained in the "Financial Review" portion of the Company's Annual Report to the Stockholders for fiscal year 1994 (Exhibit 13), pages 14-17, which description is incorporated herein by reference.

       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
       ---------------------------------------------

       Financial information about the Company's industry segments for the five years ended February 26, 1994 is incorporated by reference to page 20 of the Company's Annual Report to Stockholders for fiscal year 1994 (Exhibit
       13).

       FOOD DISTRIBUTION OPERATIONS
       ----------------------------

       DESCRIPTION OF FOOD STORES SERVED.  SUPERVALU food distribution divisions
       ---------------------------------
       sell food and nonfood products at wholesale and offer a variety of retail support services to independently-owned retail food stores. At February 26, 1994, the Company's 26 food distribution divisions and 4 general merchandise divisions were the principal supplier to approximately 4,350 retail grocery and general merchandise stores, the same number of stores served at the end of fiscal 1993. In March, 1994 the Company acquired an additional 280 stores as customers upon completion of the acquisition of Sweet Life.

       Retail food stores served by the Company at wholesale range in size from small convenience stores to 200,000 square foot supercenters. The Company's wholesale customer base includes single and multiple store independent operators, affiliated stores, regional chains and Company owned stores, operating in a variety of formats including limited assortment stores, discount food stores, conventional and upscale supermarkets and combination stores.

       Retail food stores served by the Company at wholesale offer a wide variety of groceries, meats, dairy products, frozen foods and fresh fruits and vegetables. In addition, most stores carry an assortment of non-food items, including tobacco products, health and beauty aids, paper products, cleaning supplies, and small household and clothing items. The number and variety of such non-food items have expanded significantly in recent years in line with the general industry trend but vary considerably from store to store. Many stores offer one or more specialized services, such as delicatessens, food courts, in-store bakeries, liquor departments, video, pharmacies, housewares and flower shops.

       The Company is constantly endeavoring to strengthen the retail food stores it serves by assisting in the upgrading and enlargement of existing stores, establishing new stores, more aggressively merchandising its stores, developing diverse formats and retail strategies, and assisting stores to serve markets which are increasingly segmented.

       PRODUCTS SUPPLIED.  SUPERVALU continues to supply its retail food stores
       -----------------
       with an increasing variety and selection of products, including national and regional brands and the Company's own line of private label product programs. Such trademarks as SUPER VALU, FLAV-O-RITE, CHATEAU, SHOP 'N SAVE, SHOPPERS VALUE, IGA, NATURE'S BEST, HOME BEST, BI-RITE, FOODLAND, WHY PAY MORE, and others accounted for approximately 9.5 percent of the Company's fiscal 1994 sales to retail food stores. With the acquisition of Sweet Life in March of 1994, the Company also added the SWEET LIFE private label. In addition, the Company is planning to test market a new, upscale, private label line of products under the name PREFERRED SELECTION.

       Private labels cover a broad range of products including every department in the store: frozen, dairy, grocery, meats, bakery, deli, general merchandise and produce. These products are produced to the Company's specifications by many suppliers, some of whom are the nation's foremost manufacturers. In addition, such items as peanut butter, nuts, sugar and coconut are manufactured or repackaged in the Company's own manufacturing facility located in Chaska, Minnesota, which is operated by Preferred Products, Inc., a subsidiary of the Company.

       In addition to making these products available, SUPERVALU also assumes a large part of the marketing and merchandising role, conducts private label sales events, and provides a wide array of in-store promotional and advertising tools and training expertise to assist the retailer in conducting private label programs to maximize sales and produce profit advantage.

       Hazelwood Farms Bakeries, Inc., a subsidiary, manufactures frozen dough and bakery products primarily for the in-store bakery market, and has customers in all 50 states as well as Canada and Mexico. Its customer base consists of wholesale food distributors, supermarket chains (including company-owned, affiliated and non-affiliated stores), fast food chains and institutional food service companies.

       The Company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

       DISTRIBUTION AND COSTS OF MERCHANDISE.  Deliveries to retail stores are
       -------------------------------------
       made from the Company's distribution centers, usually in Company-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. Wholesale sales are made to the Company's retailers at the applicable price and fee schedule in effect at the time of sale.

       The Company seeks to lower its cost of product by regionalizing its food buying operations and centralizing buying for general merchandise and health and beauty products to better leverage the buying power of larger product orders. The integration of administrative functions and consolidation of facilities is also expected to improve operating efficiencies and lower costs of operations. These actions are intended to reduce the cost of product to the Company's retailers, thereby enhancing their competitive position.

       SERVICES SUPPLIED.  In addition to supplying merchandise, the Company
       -----------------
       also offers retail stores a wide variety of support services, including advertising, promotional and merchandising assistance, store management assistance, retail operations counseling, computerized inventory control and ordering services, accounting, bill paying and payroll services (largely computerized), store layout and equipment planning (including point-of-sale electronic scanning), cash management, tax counseling, building design and construction services, financial and budget planning, assistance in selection and purchasing or leasing of store sites, consumer and market research and personnel management assistance.
       Certain Company subsidiaries operate as insurance agencies and provide comprehensive insurance programs to the Company's affiliated retailers. Separate charges are made for most, but not all, of these services.

       The Company may provide financial assistance to retail stores served or to be served by it, including the acquisition and subleasing of store properties, the making of direct loans, and providing guarantees or other forms of financing. In general, loans made by the Company to independent retailers are secured by liens on inventory and/or equipment, by personal guarantees and other security. When the Company subleases store properties to retailers, the rentals are generally as high or higher than those paid by the Company.

       RETAIL FOOD OPERATIONS.
       ----------------------

       At fiscal year end, the Company's retail businesses operated a total of 258 retail stores under several formats, including discount food superstores, conventional stores, upscale service-oriented supermarkets, supercenters, combination stores and limited-assortment stores. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances.

       At the close of fiscal 1994, the Company's retail stores operated under the following principal formats:

       Cub Foods consists of 107 discount food superstores, 54 of which are franchised to independent retailers and 53 of which are corporately operated. Plans for fiscal 1995 include the opening of from seven to nine corporate Cub Foods stores and seven franchised units. The Company has also developed a prototype format called Cub Too!, a 28,000 square foot store which is designed to supplement the traditional Cub Foods format within existing markets. One Cub Too! store was opened during the fiscal year.

       Shop 'n Save consists of 28 discount food stores located in Eastern Missouri and Southern Illinois; one new replacement store and five remodeling projects are planned for fiscal 1995.

       Save-A-Lot is the Company's combined wholesale and retail limited assortment operation. At fiscal year end there were 411 Save-A-Lot limited assortment stores of which 75 were corporately operated. In May of 1994, Save-A-Lot completed the acquisition of 30 Texas T stores in the Dallas-Ft. Worth, Texas market, which will be converted to the Save-A-Lot banner. Save-A-Lot projects adding 105 stores in fiscal 1995 including 20 corporately owned stores, in addition to the Texas T stores.

       Scott's Foods is a 13-store group located in the Fort Wayne, Indiana area acquired by the Company in 1991. One new store is planned for fiscal 1995.

       The Company's Laneco division operates a diverse mix of 50 retail outlets comprised predominantly of supermarkets and supercenters, together with discount department stores, discount food stores, drug stores and craft stores. These stores operate mainly under the Laneco, Foodlane, Ultra IGA, and Price Slasher names and formats. No new stores are planned for fiscal 1995.

       Hornbacher's is a four-store group located in the Fargo, North Dakota marketplace, with one additional store under construction for opening in fiscal 1995.

       Twin Valu consists of two 180,000 square foot supercenter formats in the Cleveland, Ohio area, together with two Twin Valu Foods stores which were opened in fiscal 1993. No new stores are planned for fiscal 1995.

       MAX CLUB consists of two 70,000 square foot corporately-operated membership warehouse clubs in Arizona. The Company intends to develop two additional stores in fiscal 1995.

       Other formats operated by the Company include County Market, SUPERVALU Stores, IGA, Foodland and Rite Choice.

       TRADEMARKS
       ----------

       The Company offers its customers the opportunity to franchise a concept or license a trademark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or has the right to license retailers to use certain trademarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP 'N SAVE, NEWMARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks in the United States Patent and Trademark Office, including many of its private label product trademarks. See "Products Supplied". The Company considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks.

       COMPETITION
       -----------

       Since the Company's food business consists principally of supplying independently owned and operated retail food stores, its success is dependent upon the ability of those retail store operators to compete successfully with other retail food stores, whether such other stores are owned by chains or are independently operated, and also upon its own ability to compete successfully with other wholesale distributors. Both the wholesale and the retail food businesses are highly competitive. At the wholesale level, the Company competes directly with a number of wholesalers which supply affiliated and unaffiliated retailers and indirectly with the warehouse and distribution operations of the large integrated chains. The Company competes with other wholesale food distributors in most of its market areas on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, the location of the store sites and distribution facilities and its willingness to provide financing to its customers. See "Distribution and Costs of Merchandise" and "Services Supplied."

       The principal competitive factors that affect the Company's retail segment are location, price, quality, service and consumer loyalty. Local, regional, and national food chains, as well as independent food stores and markets, comprise the principal competition, although the Company also faces competition from alternative formats including supercenters and membership warehouse clubs and from convenience stores and specialty and discount retailers.

       EMPLOYEES
       ---------

       At February 26, 1994, the Company had approximately 42,500 employees. Approximately 18,500 employees are covered by collective bargaining agreements. During fiscal year 1994, 20 agreements covering 6,000 employees were re-negotiated, with no work stoppages. In fiscal year 1995, 35 contracts covering approximately 7,000 employees will expire. The Company believes that it has generally good relationships with its employees.

       INVESTMENT IN SHOPKO
       --------------------

       Following its initial public offering in October 1991, ShopKo has been operated as an independent company. The Company's 46% investment in ShopKo is accounted for by the equity method. The following summary of ShopKo's business has been prepared from information provided by ShopKo. Additional information regarding ShopKo is available from the reports and other documents prepared and filed by ShopKo with the Securities and Exchange Commission.

       As of February 26, 1994, ShopKo operated 118 discount retail stores in 15 states. ShopKo's corporate headquarters are located in Green Bay, Wisconsin and its stores are located primarily in medium-sized and smaller cities in the Upper Midwest and in Mountain and Pacific Northwest states. ShopKo stores carry a wide selection of branded and private label nondurable "hard line" goods such as housewares, music/videos, health and beauty aids, toys and sporting goods and "soft line" goods such as home textiles, men's, women's and children's apparel, shoes, jewelry, cosmetics and accessories. ShopKo's stores average 90,400 square feet with approximately 83% of the stores greater than 74,000 square feet. During fiscal 1994, ShopKo opened six new stores and renovated 16 stores. ShopKo plans to open seven new stores and remodel up to 34 stores in fiscal 1995. The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national discount chains, including Wal-Mart and K Mart, and with regional discount chains such as Target, and local discount stores, certain discount specialty retail chains and deep discount drug operations. Of ShopKo's six directors, two are officers of SUPERVALU.

       OTHER INVESTMENTS.
       -----------------
       The Company has ownership interests in business ventures related to its wholesale and retail segments. Investments in retail businesses include Hyper Shoppes, Inc., Waremart, Inc., and Super Discount Markets, Inc. Investments in wholesale businesses include Foodland Distributors. The Company also owns interests in certain Cub franchise partnerships and corporations and other ventures.

       The Company's ownership interests range from 9% to 57%. Where the Company owns a majority interest, results are accounted for on a consolidated basis with minority interests; otherwise results are accounted for using the equity method or at cost. The aggregate carrying amounts from these investments are approximately 2% of total assets and the aggregate income is approximately 2% of net earnings.

ITEM 2.  PROPERTIES
- - - ------   ----------

       The Company's executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company. In February, 1994 the Company purchased a 240,000 square foot office facility, One Southwest Crossing, which is located within one mile of its executive offices. At the end of fiscal 1994, One Southwest Crossing was occupied principally by third party tenants. The Company plans to move certain of its headquarters staff to One Southwest Crossing as these leases expire.

       The following table lists the location, use and approximate size of the Company's principal warehouse, distribution and manufacturing facilities utilized in the Company's food distribution operations as of February 26, 1994:

                                                                     Square       Square
                                                                     Footage      Footage
Division or Location            Use                                  Owned        Leased
- - - -----------------------------   ---                                  ---------    ---------

Andover, Massachusetts          Distribution Center & Offices          454,000
Anniston, Alabama               Distribution Center & Offices                       497,000
Atlanta, Georgia                Distribution Center & Offices                       628,000
Atlanta, Georgia                Bakery, Warehouse and Offices           111,000
Belle Vernon, Pennsylvania      Distribution Center & Offices           131,000     501,000*
Billings, Montana               Distribution Center & Offices           255,000      10,800
Bismarck, North Dakota          Distribution Center & Offices           257,000
Buffalo Grove, Illinois         Bakery, Warehouse and Offices            32,000
Champaign, Illinois             Distribution Center & Offices           820,000     172,000
Charleston, South Carolina      General Merchandise Warehouse
                                 and Offices                                        113,000*
Chaska, Minnesota               Private Label Manufacturing,
                                 Warehouse and Offices                              340,000
Columbus, Ohio                  Save-A-Lot Distribution Center
                                 and Offices                                        150,000
Cranston, Rhode Island          Distribution Center & Offices           227,000
Denver, Colorado                Distribution Center & Offices           721,000      74,000
Des Moines, Iowa                Distribution Center & Offices           663,000
Desloge, Missouri               General Merchandise Warehouse
                                 and Offices                            105,000
Fargo, North Dakota             Distribution Center & Offices           493,000
Ft. Wayne, Indiana              Distribution Center & Offices         1,000,000
Great Falls, Montana            Distribution Center & Offices           144,000
Green Bay, Wisconsin            Distribution Center & Offices           430,000     475,000
Greenville, Kentucky            Distribution Center & Offices           309,000
Hammond, Louisiana              Distribution Center & Offices           257,000
Hagerstown, Maryland            Save-A-Lot Distribution Center
                                 and Offices                                        120,000*
Hazelwood, Missouri             Distribution Center & Offices                       769,000*
Hazelwood, Missouri             Bakery, Warehouse and Offices           240,000
Hazleton, Pennsylvania          Bakery, Warehouse and Offices           116,000
Jackson, Tennessee              Save-A-Lot Distribution Center
                                 and Offices                                        165,000
Indianola, Mississippi          Distribution Center & Offices           695,000
Keene, New Hampshire            Distribution Center & Offices                       176,000*
Lexington, Kentucky             Save-A-Lot Distribution Center
                                 and Offices                                        179,000
Livonia, Michigan(1)            Foodland Distributors, Distribution
                                 Center                                           1,275,000
Los Angeles, California         General Merchandise Warehouse
                                 and Offices                                        227,000
Lower Nazareth Township,        General Merchandise Warehouse
  Pennsylvania (Easton)          and Offices                                        230,000*

- - - --------------------
(1) Leased by Foodland Distributors in which the Company is a 50% partner.

                                                                 Square      Square
                                                                 Footage     Footage
Division or Location            Use                              Owned       Leased
- - - --------------------            ---                              ---------   --------

McMinnville, Oregon             Bakery, Warehouse and Offices      110,000
Milton, West Virginia           Distribution Center & Offices       35,000   211,000
Minneapolis, Minnesota          Distribution Center & Offices    1,345,000   263,000
New Stanton, Pennsylvania       Distribution Center & Offices      787,000   140,000
Pleasant Prairie, Wisconsin     Distribution Center & Offices      595,000
Portland, Maine                 Distribution Center & Offices                184,000*
Presque Isle, Maine             Distribution Center & Offices                 61,000
Providence, Rhode Island        Distribution Center & Offices      463,000
Quincy, Florida                 Distribution Center & Offices      772,000
Reading, Pennsylvania           Distribution Center & Offices                749,000
Rochester, New York             Bakery, Warehouse and Offices       46,200
Scott City, Missouri            Distribution Center & Offices                278,000*
Spokane, Washington             Distribution Center & Offices                551,000
Tacoma, Washington              Distribution Center & Offices      788,000   100,000
Vinita Park, Missouri           Save-A-Lot Distribution Center
                                 and Offices                                 156,000
Williamsport, Maryland          Distribution Center & Offices                175,000
Xenia, Ohio                     Distribution Center & Offices      511,000   170,000

- - - --------------------
* The facilities are currently owned by Wetterau Properties Inc., a publicly owned real estate investment trust. The Company has entered into an agreement in principle to acquire all the assets of Wetterau Properties, Inc., including these facilities.

       With the purchase of Sweet Life in March of 1994, the Company acquired a 650,000 square foot leased distribution facility in Suffield, Connecticut and a 300,000 square foot facility under a short term lease in Northboro, Massachusetts.

       As part of its plan to consolidate facilities after the Wetterau acquisition, the Company closed distribution facilities in Kansas City, Kansas; Mexico, Missouri; Charleston, South Carolina and Butler, Pennsylvania. The Company is also in the process of closing its Bloomington, Indiana facility. As planned, the Company has closed the former Wetterau administrative offices.

       The Company also owns certain additional real estate consisting primarily of shopping centers and retail store locations, which in the aggregate are not material to its operations.

       The Company owns, in addition to merchandise inventories, substantially all of the trucks and trailers used in making deliveries in its food operations.

       Retail food stores operated by the Company generally have been leased, usually for a term of 15-25 years plus renewal options. The Company is increasingly developing and owning its own retail store sites. The Company also leases properties for subletting to certain affiliated retailers for periods generally not exceeding 20 years plus renewal options.

       Incorporated by reference hereto is the Note captioned "Leases" of Notes to Consolidated Financial Statements on pages 28-29 of the Company's Annual Report to Stockholders for fiscal year 1994 (Exhibit 13) for information regarding lease commitments for facilities occupied by the Company. Incorporated by reference hereto is the Note captioned "Long-Term Debt" of Notes to Consolidated Financial Statements on pages 27-28 of the Company's Annual Report to Stockholders for fiscal year 1994 (Exhibit 13) for information regarding properties held subject to mortgages.



       Management of the Company believes the physical facilities and equipment described above are adequate for the Company's present needs and businesses.

ITEM 3.  LEGAL PROCEEDINGS
- - - ------   -----------------

       There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - ------   ---------------------------------------------------

       There was no matter submitted during the fourth quarter of fiscal year 1994 to a vote of the security holders of Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT
- - - ------------------------------------

The following table sets forth certain information concerning the executive officers of the Company as of April 1, 1994.

                                                                 YEAR ELECTED         OTHER POSITIONS HELD
                                                                  TO PRESENT            WITH THE COMPANY
           NAME             AGE         PRESENT POSITION           POSITION                 1989-1994
- - - -------------------------   ---   ----------------------------   ------------   ---------------------------------
*Michael W. Wright           55   Director, Chairman of the           1981
                                   Board, President and
                                   Chief Executive Officer
Laurence L. Anderson         52   Executive Vice President,           1992      Senior Vice President
                                   Regional President-Retail                     1988-1992
                                   Support Companies
Phillip A. Dabill            51   Executive Vice President,           1992      Senior Vice President,
                                   Regional President-Retail                     1988-1992
                                   Support Companies
Jeffrey C. Girard            46   Executive Vice President,           1992      Senior Vice President, Chief
                                   Chief Financial Officer                       Financial Officer, 1990-1992
Jeffrey Noddle               47   Executive Vice President,           1992      Senior Vice President, Marketing,
                                   Marketing                                     1988-1992
David L. Boehnen             47   Senior Vice President,              1991
                                   Law and External
                                   Relations
Gordon W. Hippen             54   Senior Vice President,              1992      Vice President,
                                   Operations Analysis                           Market Development, 1987-1992

                                                                 YEAR ELECTED         OTHER POSITIONS HELD
                                                                  TO PRESENT            WITH THE COMPANY
NAME                        AGE         PRESENT POSITION           POSITION                 1989-1994
- - - -------------------------   ---   ----------------------------   ------------   ---------------------------------
George Z. Lopuch             44   Senior Vice President,             1992       Vice President, 1989-1992
                                   Strategic Planning &
                                   Research
Ronald C. Tortelli           48   Senior Vice President,             1988
                                   Human Resources
David A. Cairns              48   Vice President, Treasurer          1988
James R. Campbell            53   Vice President, Market             1993       Senior Vice President,
                                   Development                                   Northeast Region, 1992-1993;
                                                                                Minneapolis, Great Lakes and
                                                                                 former Green Bay Divisions
                                                                                 President, 1984-1992
George Chirtea               57   Vice President,                    1993       Wetterau Senior Vice President,
                                   Merchandising                                 Marketing, and First Vice
                                                                                 President, Retail Operations,
                                                                                 1992-1993
Isaiah Harris                41   Vice President, Controller         1991       Director, Internal Control,
                                                                                 1987-1991
Gregory C. Heying            45   Vice President, Distribution       1988
John H. Hooley               42   Vice President,                    1993       Cub Foods Division President,
                                   SUPERVALU;                                    Chief Operating Officer,
                                   Cub Foods Division                            1992-1993
                                   President and                                Vice President, Merchandising,
                                   Chief Executive Officer                       1991-1992
                                                                                Cub Foods Division Senior Vice
                                                                                 President, Marketing and
                                                                                 Merchandising, 1989-1991
Michael L. Mulligan          49   Vice President, Sales               1992      Vice President, Communications,
                                                                                 1985-1992
Jonathan M. Seltzer          44   Vice President, Industry            1991      Director, Corporate Planning,
                                   & Government Relations                        1989-1991
E. Wayne Shives              52   Vice President, Employee            1993      Vice President, Labor Relations,
                                   Relations                                     1988-1993
H. S. (Skip) Smith III       47   Vice President, Information         1986
                                   Services
Kristine K. Sundberg         45   Vice President, Investor            1993
                                   Relations &
                                   Communications

     The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is elected. There are no arrangements or understandings between any of the executive officers of the Registrant and any other person (not an officer or director of the Registrant acting as such) pursuant to which any of the executive officers were selected as an officer of the Registrant. There are no immediate family relationships between or among any of the executive officers of the Company.

     Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five years, except for Jeffrey C. Girard, David L. Boehnen, George Chirtea and Kristine K. Sundberg.

     Mr. Girard is Executive Vice President and Chief Financial Officer; from 1983 to 1990 he held positions as Vice President, Senior Vice President, Executive Vice President and Chief Financial Officer of Supermarkets General Corporation (a supermarket company, not affiliated with the Company); he joined the Company and was elected Senior Vice President and Chief Financial Officer in 1990, and was elected to his present position in 1992.

     Mr. Boehnen is Senior Vice President-Law and External Relations; from January, 1990 to April, 1991, he was Vice President of Administration of Supercomputer Systems, Incorporated; prior to that time he was with the Dorsey & Whitney law firm for approximately 18 years, the last 12 as a partner; he joined the Company and was elected to his present position in April, 1991.

     Mr. Chirtea is Vice President, Merchandising. Prior to the Company's acquisition of Wetterau, Mr. Chirtea was Senior Vice President, Marketing, Wetterau and Wetterau First Vice President, Retail Operations from 1984 through 1992.

     Ms. Sundberg was elected Vice President - Investor Relations and Communications in November, 1993; from November 1990 - November 1993, she held positions as Director, Public Affairs and Communications and Director, Communications, with Minnegasco (a public utility providing natural gas services); prior to that time she was Director, Investor Relations with Diversified Energies, Inc. (a holding company for diversified energy services) from 1986 through October 1990.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- - - ------  -----------------------------------------------------------------
        MATTERS
        -------

       The information called for by Item 5 as to the principal market upon which the Registrant's Common Stock is traded and as to the approximate record number of stockholders of the Registrant is hereby incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1994 (Exhibit 13) page 37.

       The information called for by Item 5 as to the Registrant's quarterly dividends and quarterly stock price ranges for the last two fiscal years is hereby incorporated by reference to the paragraph captioned "Common Stock Price" in the Financial Review Section of the Registrant's Annual Report to the Stockholders for fiscal year 1994 (Exhibit 13) page 15.

       The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is hereby incorporated by reference to the Note captioned "Long-Term Debt" of Notes to Consolidated Financial Statements of the Registrant's Annual Report to the Stockholders for fiscal year 1994 (Exhibit 13) pages 27-28.

ITEM 6. SELECTED FINANCIAL DATA
- - - ------  -----------------------

       The information called for by Item 6 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1994 (Exhibit 13) pages 18-19.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - - ------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

       The information called for by Item 7 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1994 (Exhibit 13) pages 14-17.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - - ------   -------------------------------------------

       The information called for by Item 8 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1994 (Exhibit 13) pages 20-34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- - - ------  ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

       None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - - -------   --------------------------------------------------

        The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant's definitive Proxy Statement dated May 23, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1994 Annual Meeting of Stockholders at pages 4-6. Certain information regarding executive officers is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION
- - - -------   ----------------------

        The information called for by Item 11 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 23, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1994 Annual Meeting of Stockholders at pages 8-14.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - - -------   --------------------------------------------------------------

        The information called for by Item 12 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 23, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1994 Annual Meeting of Stockholders at pages 2-3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - - -------   ----------------------------------------------

        The information called for by Item 13 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 23, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1994 Annual Meeting of Stockholders at page 14.

                                    PART IV
                                    -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- - - -------   ---------------------------------------------------------------


        Form 10-K
        ---------

        (a) 1.  Financial Statements:

             The following consolidated financial statements of SUPERVALU INC. and Subsidiaries are included in Part II, Item 8 (which incorporates information by reference to the Registrant's 1994 Annual Report to Stockholders
             (Exhibit 13)):

          Independent Auditors' Report
          Consolidated balance sheets as of February 26, 1994 and February 27,
            1993.
          Consolidated statements of earnings for each of the three years in the period ended
            February 26, 1994
          Consolidated statements of cash flows for each of the three years in the period ended
            February 26, 1994
          Consolidated statements of stockholders' equity for each of the three years in the period ended February 26, 1994
          Notes to consolidated financial statements

        2. Consolidated Financial Statement Schedules    Page on this Form 10-K
                                                         ----------------------
             for SUPERVALU INC. and Subsidiaries:

         Selected Quarterly Financial Data - for the two years ended February 26, 1994 - included in Part II, Item 8 (which incorporates information by reference to the Registrant's
         1994 Annual Report to Stockholders
         (Exhibit 13)).

         Independent Auditors' report on schedules            22

         Schedule    I -    Marketable Securities             23

         Schedule    V -    Property, plant and equipment     24

         Schedule    VI -   Reserve for depreciation and      25
                              amortization of property,
                              plant and equipment

         Schedule  VIII -   Valuation and qualifying          26
                              accounts

         Schedule    IX -   Short-term borrowings             27

             All other schedules are omitted because they are not applicable or not required.

        3. Exhibits:

            (3)(i) Articles of Incorporation. Restated Certificate of Incorporation.

            (3)(ii) Bylaws. Bylaws, as amended, is incorporated by reference to
                    Exhibit 3.2 to the Registrant's Registration Statement on Form S-3, Registration No. 33-52422.

            (4) Instruments defining the rights of security holders, including indentures:

                    a. Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the

                  Registrant, is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 33-52422.

               b. First Supplemental Indenture dated as of August 1, 1990 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, Registration No. 33-52422.

               c. Second Supplemental Indenture dated as of October 1, 1992 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report dated November 13, 1992.

               d. Letter of Representations dated November 12, 1992 between the
                  Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant, is incorporated by reference to
                  Exhibit 4.5 to the Registrant's Form 8-K Report dated November 13, 1992.

               e. Four-year Revolving Credit Agreement dated as of October 26,
                  1992 among the Registrant, the Banks named therein, Citibank, N.A., as Agent, Bankers Trust Company, Pittsburgh National Bank and Nationsbank of North Carolina, N.A., as Co-Agents, and First Bank National Association, as Lead Manager, is incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-3, Registration No. 33-52422.

               f. Rights Agreement dated as of April 12, 1989 between the
                  Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Report dated April 19, 1989.

               Pursuant to Instruction 4(iii) of Item 601(b) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Registrant and its subsidiaries are not filed and, in lieu thereof, the Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

            (10) Material Contracts.  The following exhibits are management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K:

               a. SUPERVALU INC. 1993 Stock Plan.

               b. SUPERVALU INC. 1973 Executive Employees Stock Option Plan, as
                  amended, is incorporated by reference to Exhibit (10)a. to Registrant's Form 10-K Report for the year ended February 25, 1989.

               c. SUPERVALU INC. 1976 Executive Employees Stock Option Plan, as
                  amended, is incorporated by reference to Exhibit (10)b. to Registrant's Form 10-K Report for the year ended February 23, 1991.

               d. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as
                  amended, is incorporated by reference to Exhibit (10)c. to Registrant's Form 10-K Report for the year ended February 25, 1989.

               e. Management Incentive Bonus Plan, as amended, is incorporated by reference to Exhibit (10)d. to Registrant's Form 10-K for the year ended February 29, 1992.

               f. Directors Deferred Compensation Plan, as amended, is
                  incorporated by reference to Exhibit (10)e. to the Registrant's Form 10-K Report for the year ended February 27, 1988.

               g. SUPERVALU INC. 1983 Employees Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)f. to Registrant's Form 10-K for the year ended February 29, 1992.

               h. SUPERVALU INC. 1989 Stock Appreciation Rights Plan is
                  incorporated by reference to Exhibit (10)g. to Registrant's Form 10-K Report for the year ended February 25, 1989.

               i. SUPERVALU INC. ERISA Excess Plan Restatement is incorporated by reference to Exhibit (10)h. to Registrant's Form 10-K Report for the year ended February 24, 1990.

               j. SUPERVALU INC. Deferred Compensation Plan is incorporated by reference to Exhibit (10)i. to Registrant's Form 10-K Report for the year ended February 23, 1991.

               k. SUPERVALU INC. Executive Deferred Compensation Plan as amended and Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)j. to Registrant's Form 10-K Report for the year ended February 25, 1989.

               l. Form of Agreement used in connection with Registrant's
                  Executive Post-Retirement Survivor Benefit Program, is incorporated by reference to Exhibit (10)j. to Registrant's Form 10-K Report for the year ended February 27, 1988.

               m. Forms of Change of Control Severance Agreements entered into with certain officers of the Registrant are incorporated by reference to Exhibit (10)l. to Registrant's Form 10-K Report for the year ended February 27, 1993.

               n. SUPERVALU INC. Agreement and Plans Trust dated as of November
                  14, 1988 is incorporated by reference to Exhibit (10)n. to Registrant's Form 10-K Report for the year ended February 25, 1989.

               o. First Amendment (dated May 7, 1991) to SUPERVALU INC.
                  Agreement and Plans Trust dated as of November 14, 1988, is incorporated by reference to Exhibit (10)o. to Registrant's Form 10-K Report for the year ended February 23, 1991.

               p. Employment Agreement dated July 24, 1992 with Ted C. Wetterau, a former Director and executive officer of the Registrant, is incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K Report dated October 29, 1992.

               q. SUPERVALU INC. Directors Retirement Program as amended.

               r. Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to Registrant's Form 10-K Report for the year ended February 24, 1990.

               s. SUPERVALU INC. Long-Term Incentive Plan is incorporated by reference to Exhibit (10)s. to Registrant's Form 10-K Report for the year ended February 29, 1992.

               t. SUPERVALU INC. Bonus Plan for Designated Corporate Officers.

            (12) Ratio of Earnings to Fixed Charges.

            (13) Portions of 1994 Annual Report to Stockholders of Registrant.

            (21) Subsidiaries of the Registrant.

            (23) Consent of Independent Auditors.

            (24) Power of Attorney.

         (b)  Reports on Form 8-K:

         No report on Form 8-K was filed during the fourth fiscal quarter of fiscal year 1994 ended February 26, 1994.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SUPERVALU INC.
                                        (Registrant)


DATE:  May 26, 1994                     By:/s/Michael W. Wright
                                           ----------------------------------
                                                  Michael W. Wright
                                                  Chairman of the Board;
                                                  President and Chief
                                                  Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                   TITLE                                 DATE
- - - ---------                   -----                                 ----


/s/Michael W. Wright        Chairman of the Board; President;     May 26, 1994
- - - -----------------------     Chief Executive Officer; and
Michael W. Wright           Director (principal executive
                            officer)


/s/Jeffrey C. Girard        Executive Vice President and          May 26, 1994
- - - -----------------------     Chief Financial Officer (principal
Jeffrey C. Girard           financial officer)


/s/Isaiah Harris            Vice President and Controller         May 26, 1994
- - - -----------------------     (principal accounting officer)
Isaiah Harris


/s/ Herman Cain*            Director
- - - -----------------------
Herman Cain


/s/ Stephen I. D'Agostino*  Director
- - - --------------------------
Stephen I. D'Agostino


/s/ Edwin C. Gage*          Director
- - - --------------------------
Edwin C. Gage


/s/ Sumner H. Goldman*      Director
- - - --------------------------
Sumner H. Goldman

/s/ Vernon H. Heath*              Director
- - - ------------------------------
Vernon H. Heath


/s/ William A. Hodder*            Director
- - - ------------------------------
William A. Hodder


/s/ Garnett L. Keith, Jr.*        Director
- - - ------------------------------
Garnett L. Keith, Jr.


/s/ Richard D. McCormick*         Director
- - - ------------------------------
Richard D. McCormick


/s/ Harriet Perlmutter*           Director
- - - ------------------------------
Harriet Perlmutter


/s/ Carole F. St. Mark*           Director
- - - ------------------------------
Carole F. St. Mark



/s/ Winston R. Wallin*            Director
- - - ------------------------------
Winston R. Wallin


     *Executed this 26 day of May, 1994, on behalf of the indicated Directors by
                    --
Michael W. Wright, duly appointed Attorney-in-Fact.


                                  /s/Michael W. Wright
                                  ------------------------------------
                                  Michael W. Wright
                                  Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota

We have audited the consolidated financial statements of SUPERVALU INC. (the Company) and subsidiaries as of February 26, 1994 and February 27, 1993 and for each of the three years in the period ended February 26, 1994 and have issued our report thereon dated April 7, 1994; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of SUPERVALU INC. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/Deloitte & Touche

Minneapolis, Minnesota
April 7, 1994

SUPERVALU INC. and Subsidiaries

         SCHEDULE I - Marketable Securities - other investments

           Column A                    Column B            Column C            Column D            Column E
- - - ------------------------------     ---------------     ---------------     ---------------     ---------------
                                                                           Market value of     Amount at which
                                                                             each issue          each issue
     Name of issuer and                 Number             Cost of           at balance        carried in the
     title of each issue              of shares           each issue         sheet date         balance sheet
- - - ------------------------------     ---------------     ---------------     ---------------     ---------------
ShopKo Stores, Inc.-
 Common Stock $.01 par value            14,731,667             $ 11.78             $ 11.63(A)    $ 173,566,697

(A) This represents the closing price on February 25, 1994 of ShopKo Stores, Inc. common shares traded on the New York Stock Exchange and is not necessarily indicative of the amount realizable by the company in a sale of a large number of shares.

SUPERVALU INC. and Subsidiaries

         SCHEDULE V - Property, plant and equipment

       Column A                         Column B           Column C         Column D        Column E               Column F
- - - ------------------------             ---------------     ------------     -----------    -------------          --------------
                                       Balance at         Additions                      Other changes            Balance at
     Classification                 beginning of year      at cost        Retirements     Add (Deduct)            end of year
- - - ------------------------            -----------------    ------------     -----------    -------------          --------------
Year (52 weeks) ended
     February 26, 1994
      Land                           $  162,451,000         3,735,000         984,000       6,872,000              172,074,000
      Buildings:
        Owned                           732,515,000        18,898,000      14,228,000      32,016,000              769,201,000
        Leased                          183,236,000         8,113,000       8,424,000      (7,034,000)(E)          175,891,000
      Property Under Construction        38,386,000        84,683,000          70,000     (49,049,000)              73,950,000
      Leasehold Improvements            103,620,000         6,463,000         936,000       5,577,000              114,724,000
      Equipment                         840,922,000       117,710,000      73,164,000       4,584,000              890,052,000
                                     --------------      ------------     -----------    ------------           --------------
                                     $2,061,130,000      $239,602,000     $97,806,000    $ (7,034,000)(C,E)     $2,195,892,000
                                     ==============      ============     ===========    ============           ==============
Year (52 weeks) ended
     February 27, 1993
      Land                           $   89,492,000        13,836,000       2,159,000      61,282,000 (A,B,C)      162,451,000
      Buildings:
        Owned                           536,274,000       (12,274,000)     13,436,000     221,951,000 (A,B,C)      732,515,000
        Leased                          146,371,000        12,230,000      12,560,000      37,195,000 (A)          183,236,000
      Property Under Construction        36,080,000        55,048,000          57,000     (52,685,000)(C)           38,386,000
      Leasehold Improvements             52,405,000         4,370,000       3,708,000      50,553,000 (A,C)        103,620,000
      Equipment                         610,405,000        91,518,000      46,899,000     185,898,000 (A,C)        840,922,000
                                     --------------      ------------     -----------    ------------           --------------
                                     $1,471,027,000      $164,728,000     $78,819,000    $504,194,000           $2,061,130,000
                                     ==============      ============     ===========    ============           ==============
Year (53 weeks) ended
     February 29, 1992
      Land                           $   83,453,000           218,000          91,000       5,912,000 (C)           89,492,000
      Buildings:
        Owned                           495,493,000        10,816,000       1,483,000      31,448,000 (C)          536,274,000
        Leased                          113,688,000        40,343,000       7,660,000         ---                  146,371,000
      Property Under Construction        17,551,000        62,887,000       2,052,000     (42,306,000)(C,D)         36,080,000
      Leasehold Improvements             40,286,000         1,917,000         361,000      10,563,000 (C,D)         52,405,000
      Equipment                         558,293,000        71,975,000      31,657,000      11,794,000 (C,D)        610,405,000
                                     --------------      ------------     -----------    ------------           --------------
                                     $1,308,764,000      $188,156,000     $43,304,000    $ 17,411,000           $1,471,027,000
                                     ==============      ============     ===========    ============           ==============

(A)  Includes assets acquired from Wetterau.

(B)  This includes assets from the adoption of FASB 109.

(C)  Miscellaneous transfers of assets between SUPERVALU divisions.

(D)  Includes assets acquired from Scott's Foods, Inc.

(E)  Change in present value for certain assets acquired from Wetterau.

SUPERVALU INC. and Subsidiaries

         SCHEDULE VI - Reserve for depreciation and amortization of property, plant and equipment

      Column A                       Column B              Column C           Column D           Column E              Column F
- - - ---------------------              ------------         ------------        -----------       -------------          ------------
                                    Balance at            Additions                           Other changes           Balance at
   Classification                beginning of year         at cost          Retirements        Add (Deduct)           end of year
- - - ---------------------            -----------------      ------------        -----------       -------------          ------------
Year (52 weeks) ended
     February 26, 1994
      Buildings:
        Owned                       $189,580,000        $ 44,294,000        $ 2,695,000        $(1,159,000)          $230,020,000
        Leased                        29,154,000          13,608,000          1,531,000         (1,489,000)            39,742,000
      Leasehold Improvements          20,633,000          11,787,000            750,000            223,000             31,893,000
      Equipment                      437,522,000          92,066,000         46,410,000            936,000            484,114,000
                                    ------------        ------------        -----------        -----------           ------------
                                    $676,889,000        $161,755,000        $51,386,000        $(1,489,000)(C)       $785,769,000
                                    ============        ============        ===========        ===========           ============
Year (52 weeks) ended
     February 27, 1993
      Buildings:
        Owned                        157,167,000          32,845,000          3,875,000          3,443,000 (A,B)      189,580,000
        Leased                        19,790,000          12,207,000          2,563,000           (280,000)            29,154,000
      Leasehold Improvements          17,318,000           5,502,000          2,435,000            248,000 (A)         20,633,000
      Equipment                      397,566,000          75,612,000         36,680,000          1,024,000 (A)        437,522,000
                                    ------------        ------------        -----------        -----------           ------------
                                    $591,841,000        $126,166,000        $45,553,000        $ 4,435,000 (A,B)     $676,889,000
                                    ============        ============        ===========        ===========           ============
Year (53 weeks) ended
     February 29, 1992
      Buildings:
        Owned                        132,655,000          25,298,000            778,000             (8,000)           157,167,000
        Leased                        16,117,000           7,777,000          4,104,000               ---              19,790,000
      Leasehold Improvements          14,529,000           2,919,000            138,000              8,000             17,318,000
      Equipment                      356,020,000          67,593,000         26,047,000               ---             397,566,000
                                    ------------        ------------        -----------        -----------           ------------
                                    $519,321,000        $103,587,000        $31,067,000        $         0 (B)       $591,841,000
                                    ============        ============        ===========        ===========           ============

(A)  This includes assets from the adoption of FASB 109.

(B)  Miscellaneous transfers of assets between SUPERVALU divisions.

(C)  Change in present value for certain assets acquired from Wetterau.

Cost of buildings, equipment and idle property are depreciated over the estimated useful lives of the assets using a stright-line method. Useful lives generally assigned are: buildings - 25 to 40 years; retail store equipment - 3 to 10 years. Costs of leasehold improvements are amortized individually over the period of the lease or the estimated useful life of the asset, whichever is shorter, using the straight-line method. Leased assets under capital leases are amortized over the related lease term using the straight-line method.

SUPERVALU INC. and Subsidiaries

         SCHEDULE VIII - Valuation and qualifying accounts

            COLUMN A                      COLUMN B                    COLUMN C                     COLUMN D            COLUMN E
- - - --------------------------------        -----------        ------------------------------         ----------          ----------
                                                                     ADDITIONS
                                                               (1)              (2)
                                         Balance at        Charged to                                                 Balance at
                                         beginning          costs and        Charged to                                  end
           Description                    of year           expenses       other accounts         Deductions           of year
- - - --------------------------------        -----------        ----------      --------------         ----------         -----------
Allowance for doubtful accounts:
   Year ended:
       February 26, 1994                $38,593,000         7,165,000                   0 (A)     11,938,000 (B)     $33,820,000
       February 27, 1993                 11,636,000         7,867,000          27,020,000 (A)      7,930,000 (B)      38,593,000
       February 29, 1992                 16,605,000         6,675,000              12,000 (A)     11,656,000 (B)      11,636,000

(A)  Beginning account balances of companies acquired.

(B) Balance consists of accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged off

SUPERVALU INC. AND SUBSIDIARIES

         SCHEDULE IX - Short-Term Borrowings - (Thousands of dollars)

       Column A                    Column B         Column C          Column D          Column E           Column F
- - - -------------------------         -----------   ----------------   --------------    --------------    ----------------
                                            END OF YEAR                                     FISCAL YEAR AVERAGES
                                  ------------------------------   Maximum amount    ----------------------------------
  Category of aggregate                         Weighted average    outstanding      Average amount    Weighted average
  short-term borrowings             Balance      interest rate     during the year    outstanding       interest rate
- - - -------------------------         -----------   ----------------   ---------------   --------------    ----------------
                                                                         (A)               (B)                (C)
February 26, 1994
- - - -----------------
    Notes Payable to Banks         $      -0-              0.00%           $38,000       $    4,161          3.22%

    Notes Payable to Factors
      or Other Financial
      Institutions                     16,084              5.39             16,084           13,970          6.14

    Payable to Holders of
      Commercial Paper                  6,998              3.38            234,363          127,783          3.25


February 27, 1993
- - - -----------------
    Notes Payable to Banks                -0-              0.00            178,001            7,706          3.31

    Notes Payable to Factors
      or Other Financial
      Institutions                     14,120              6.16             14,120            4,469          6.13

    Payable to Holders of
      Commercial Paper                237,376              3.27            952,683          137,024          3.52


February 29, 1992
- - - -----------------
    Notes Payable to Banks                -0-              0.00             30,000              108          6.12

    Payable to Holders of
      Commercial Paper                133,573              4.04            287,199          180,779          5.68

(A) The total maximum short-term borrowings outstanding during the year including notes payable and commercial paper was $234,363 in FY94, $965,651 in FY93 and $287,199 in FY92.

(B) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 364 (371 in year ended 2/29/92).

(C) Weighted average interest rate for the year is computed by dividing the actual short-term interest expense by the short-term debt outstanding.

                                 EXHIBIT INDEX
                                 SUPERVALU INC.
                                  10-K REPORT



EXHIBIT NUMBER                  EXHIBIT
- - - --------------                  -------

     (3)(i)       Restated Certificate of Incorporation.

    *(3)(ii)      Bylaws, as amended.

    *(4)a. Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant.

    *(4)b. First Supplemental Indenture dated as of August 1, 1990 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee.

    *(4)c. Second Supplemental Indenture dated as of October 1, 1992 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee.

    *(4)d. Letter of Representations dated November 12, 1992 between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant.

    *(4)e. Four-year Revolving Credit Agreement dated as of October 26, 1992 among the Registrant, the Banks named therein, Citibank, N.A., as Agent, Bankers Trust Company, Pittsburgh National Bank and Nationsbank of North Carolina, N.A., as Co-Agents, and First Bank National Association, as Lead Manager.

    *(4)f. Rights Agreement dated as of April 12, 1989 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent.

     (10)a.       SUPERVALU INC. 1993 Stock Plan

    *(10)b. SUPERVALU INC. 1973 Executive Employees Stock Option Plan, as amended.

    *(10)c. SUPERVALU INC. 1976 Executive Employees Stock Option Plan, as amended.

    *(10)d. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended.

    *(10)e.       Management Incentive Bonus Plan, as amended.

    *(10)f.       Directors Deferred Compensation Plan, as amended.

    *(10)g.       SUPERVALU INC. 1983 Employees Stock Option Plan, as amended.

EXHIBIT NUMBER                        EXHIBIT
- - - --------------                        -------

    *(10)h.       SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

    *(10)i.       SUPERVALU INC. ERISA Excess Plan Restatement.

    *(10)j.       SUPERVALU INC. Deferred Compensation Plan.

    *(10)k. SUPERVALU INC. Executive Deferred Compensation Plan as amended and Executive Deferred Compensation Plan II.

    *(10)l. Form of Agreement used in connection with Registrant's Executive Post-Retirement Survivor Benefit Program.

    *(10)m. Forms of Change of Control Severance Agreements entered into with certain officers of the Registrant.

    *(10)n. SUPERVALU INC. Agreement and Plans Trust dated as of November 14, 1988.

    *(10)o. First Amendment (dated May 7, 1991) to SUPERVALU INC. Agreement and Plans Trust dated as of November 14, 1988.

    *(10)p. Employment Agreement dated July 24, 1992 with Ted C. Wetterau, a former Director and executive officer of the Registrant.

     (10)q.       SUPERVALU INC. Directors Retirement Program, as amended.

    *(10)r.       Supplemental Executive Retirement Plan

    *(10)s.       SUPERVALU INC. Long-Term Incentive Plan

     (10)t.       SUPERVALU INC. Bonus Plan for Designated Corporate Officers.

     (12)         Ratio of Earnings to Fixed Charges.

     (13)         Portions of 1994 Annual Report to Stockholders of Registrant.

     (21)         Subsidiaries of the Registrant.

     (23)         Consent of Independent Auditors.

     (24)         Power of Attorney.


- - - --------------------
* Incorporated by Reference



                                  Page 2 of 2