Form 10-Q
period 1994-06-18
SUPERVALU INC
filed 1994-07-29
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 18, 1994.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to........................

Commission file number 1-5418

                                 SUPERVALU INC.
             (Exact name of registrant as specified in its Charter)

    DELAWARE                                            41-0617000
................................................................................
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


11840 Valley View Road, Eden Prairie, Minnesota   55344
................................................................................
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code        (612) 828-4000
                                                  ..............................

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


Yes      X        No
      .......          .......

The number of shares outstanding of each of the issuer's classes of Common Stock as of as of July 1, 1994 is follows:

    Title of Each Class                    Shares Outstanding
    -------------------                    ------------------

       Common Shares                           71,470,535

                        PART 1 - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Item 1: Financial Statements
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

- --------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------
(In thousands, except for share data)

                                           First Quarter (16 Weeks) Ended
                                          --------------------------------

                                          June 18, 1994      June 19, 1993
- -------------------------------------------------------------------------------
NET SALES                                  $4,991,115          $4,875,784

COSTS AND EXPENSES:

  Cost of sales                             4,552,947           4,457,422
  Selling and administrative expenses         321,952             307,143
  Amortization of goodwill                      4,225               3,620
  Interest
   Interest expense                            38,297              38,371
   Interest income                              7,655               9,074
                                           ----------          ----------
    Interest expense, net                      30,642              29,297
                                           ----------          ----------
     Total costs and expenses               4,909,766           4,797,482
                                           ----------          ----------

EARNINGS BEFORE EQUITY IN EARNINGS
 OF SHOPKO AND INCOME TAXES                    81,349              78,302

EQUITY IN EARNINGS OF SHOPKO                    2,293               2,633
                                           ----------          ----------
EARNINGS BEFORE INCOME TAXES                   83,642              80,935

PROVISION FOR INCOME TAXES:
  Currently payable                            27,108              29,550
  Deferred                                      5,921                 301
                                           ----------          ----------
   Income taxes, net                           33,029              29,851
                                           ----------          ----------
NET EARNINGS                               $   50,613          $   51,084
                                           ==========          ==========


NET EARNINGS PER COMMON SHARE:                  $0.71               $0.71

Weighted average number of common
 shares outstanding                            71,633              71,583

Dividends declared per common share            $0.220              $0.195

Supplemental information:
 After-tax LIFO income                         $1,709              $2,734

All data subject to year-end audit.

See notes to consolidated financial statements

                                      (2)


CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                          First Quarter as of          Fiscal Year End
- -----------------------------------------------------------------------------------------------------
(In thousands)                                        June 18,          June 19,        February 26,
ASSETS                                                  1994              1993              1994
- -----------------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and cash equivalents                          $     3,672       $     1,377       $     2,846
 Receivables, less allowance for losses of
  $35,592 at June 18, 1994, $40,614 at
  June 19, 1993 and $33,820 at February 26, 1994        399,900           350,967           352,151
 Inventories                                          1,199,843         1,151,833         1,113,937
 Other current assets                                    91,955            71,991            94,379
                                                     ----------        ----------        ----------
       TOTAL CURRENT ASSETS                           1,695,370         1,576,168         1,563,313

Long-term notes receivable                               67,902            89,447            66,568

Long-term investment in direct financing leases          80,146            89,076            81,574

PROPERTY, PLANT AND EQUIPMENT
 Land                                                   179,246           160,003           172,241
 Buildings                                              823,998           734,390           769,036
 Property under construction                             85,961            48,602            73,950
 Leasehold improvements                                 120,506           105,325           114,724
 Equipment                                              915,034           844,045           890,050
 Assets under capital leases                            199,659           175,716           175,891
                                                     ----------        ----------        ----------
                                                      2,324,404         2,068,081         2,195,892
 Less accumulated depreciation and amortization
   Owned property, plant and equipment                  776,363           679,841           746,027
   Assets under capital leases                           38,679            29,296            39,742
                                                     ----------        ----------        ----------
     NET PROPERTY, PLANT AND EQUIPMENT                1,509,362         1,358,944         1,410,123

 INVESTMENT IN SHOPKO                                   172,619           164,651           173,567

 GOODWILL                                               480,587           432,933           427,559

 OTHER ASSETS                                           342,606           288,053           319,647
                                                     ----------        ----------        ----------
TOTAL ASSETS                                         $4,348,592        $3,999,272        $4,042,351
                                                     ==========        ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
 NOTES PAYABLE                                       $  239,226        $  178,454        $   23,082
 ACCOUNTS PAYABLE                                       935,190           854,292           883,088
 CURRENT MATURITIES OF LONG-TERM DEBT                     9,060             6,606           108,728
 CURRENT OBLIGATIONS UNDER CAPITAL LEASES                18,440            19,317            19,222
 OTHER CURRENT LIABILITIES                              152,513           169,361           190,305
                                                    -----------       -----------       -----------
       TOTAL CURRENT LIABILITIES                      1,354,429         1,228,030         1,224,425

LONG-TERM DEBT                                        1,154,678         1,111,105         1,030,378

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES              253,895           233,766           232,617

DEFERRED INCOME TAXES                                   108,874            86,131            99,734

OTHER LIABILITIES                                       187,037           165,730           179,739

STOCKHOLDERS' EQUITY
 Preferred stock                                          5,908             --                5,908
 Common stock                                            75,335            75,335            75,335
 Capital in excess of par value                          13,224            12,516            12,966
 Retained earnings                                    1,302,957         1,181,470         1,268,117
 Treasury stock, at cost                               (107,745)          (94,813)          (86,868)
                                                    -----------       -----------       -----------
       TOTAL STOCKHOLDERS' EQUITY                     1,289,679         1,174,508         1,275,458
                                                    -----------       -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $4,348,592        $3,999,272        $4,042,351
                                                     ==========        ==========        ==========

Quarterly data subject to year-end audit.                 See notes to consolidated financial statements.

                                      (3)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


- --------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                           Capital in
                                 Preferred      Common     Excess of      Treasury        Retained
                                   Stock        Stock      Par Value        Stock         Earnings          Total
- --------------------------------------------------------------------------------------------------------------------
BALANCES AT
 FEBRUARY 27, 1993                 $  --       $75,335       $12,584      $ (97,473)       $1,144,374     $1,134,820

Net earnings                          --           --           --              --            185,253        185,253

Sales of common stock
 under options plans                  --           --            225         10,838               --          11,063

Cash dividends declared
 on common stock-
 $.855 per share                      --           --           --              --            (61,510)       (61,510)

Issuance of preferred stock         5,908          --           --              --                --           5,908

Compensation under employee
 incentive plan                       --           --            157           (233)              --             (76)

                                   ------       -------      -------        -------        ----------     ----------
BALANCES AT
 FEBRUARY 26, 1994                  5,908        75,335       12,966        (86,868)        1,266,117      1,275,458

Net earnings                          --           --           --               --            50,613         50,613

Sales of common stock
 under options plans                  --           --              1           (823)              --            (822)

Cash dividends declared
 on common stock-
 $.22 per share                       --           --             --             --           (15,773)       (15,773)

Compensation under employee
 incentive plan                       --           --            257            639               --             896

Purchase of 600 shares
 for treasury                         --           --             --        (20,693)              --         (20,693)

                                   ------       -------      -------        -------        ----------     ----------
BALANCES AT
 JUNE 18, 1994                     $5,908       $75,335      $13,224      $(107,745)       $1,302,957     $1,289,679

                                   ======       =======      =======      =========        ==========     ==========

Interim data subject to year-end audit.                               See notes to consolidated financial statements

                                      (4)


CONSOLIDATED STATEMENTS OF CASH FLOWS


- --------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------------------------------------
(In thousands)                                                                             Year-to-date
                                                                                         (16 weeks ended)
                                                                                     -------------------------
                                                                                     June 18,        June 19,
                                                                                       1994            1993
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                                        $  50,613       $  51,084
 Adjustments to reconcile net earnings to net cash
  provided from (used in) operating activities:
   Equity in earnings of ShopKo                                                         (2,293)         (2,633)
   Dividends received from ShopKo                                                        3,241           3,243
   Depreciation and amortization                                                        65,009          58,161
   Provision for losses on receivables                                                   1,425           2,575
   Gain on sale of property, plant and equipment                                        (1,950)         (1,157)
   Deferred income taxes                                                                 6,250             301
   Treasury shares contributed to employee incentive plans                                --                94
 Change in assets and liabilities:
  Receivables                                                                          (21,550)          4,167
  Inventory                                                                            (27,953)        (17,774)
  Other current assets                                                                   8,399           7,929
  Direct finance leases                                                                  2,529           2,334
  Accounts payable                                                                       4,274          16,464
  Other liabilities                                                                    (34,153)        (31,694)
                                                                                     ---------       ---------
  Net cash provided from operating activities                                           53,841          93,094
                                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to long-term notes receivable                                                (7,919)        (16,308)
 Payments received on long-term notes receivable                                         6,585           9,395
 Proceeds from sale of property, plant and equipment                                    14,657           5,512
 Purchase of property, plant and equipment                                             (61,619)        (34,309)
 Business acquisitions, net of cash acquired                                           (58,697)           --
 Other investing activities                                                            (25,403)         46,315
                                                                                     ---------       ---------
  Net cash provided by (used in) investing activities                                 (132,396)         10,605
                                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net issuance (reduction) of short-term notes payable                                  212,588         (73,042)
 Proceeds from issuance of long-term debt                                                 --             1,340
 Repayment of long-term debt                                                           (75,296)         (2,164)
 Reduction of obligations under capital leases                                          (4,746)         (4,862)
 Proceeds (payments) from the sale or purchase of common stock under option plans         (829)          2,552
 Dividends paid                                                                        (31,643)        (27,919)
 Payment for purchase of treasury stock                                                (20,693)           --
                                                                                     ---------       ---------
  Net cash provided by (used in) financing activities                                   79,381        (104,095)
                                                                                     ---------       ---------
Net increase in cash and cash equivalents                                                  826            (396)
Cash and cash equivalents at beginning of year                                           2,846           1,773
                                                                                     ---------       ---------
Cash and cash equivalents at end of first quarter                                    $   3,672       $   1,377
                                                                                     =========       =========
All data subject to year-end audit.                            See notes to consolidated financial statements.


                                      (5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
- -------------------
The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1994 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


Statement of Registrant
- -----------------------
The data presented herein is unaudited but, in the opinion of management, includes all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at June 18, 1994 and June 19, 1993 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche. A copy of their report is attached as an exhibit to this report.







                                    (6)

Item 2: Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------


First Quarter of Fiscal 1995
Compared with First Quarter of Fiscal 1994
- ------------------------------------------


The following table sets forth items from the company's Consolidated Statements of Earnings as a percentage of net sales:

                                                               First Quarter(16 weeks)
                                                              -------------------------
                                                                 Fiscal       Fiscal
                                                                  1995         1994
                                                              ------------  -----------

Net sales                                                          100.00%      100.00%
Cost of sales                                                      (91.22)      (91.42)
Selling and administrative                                          (6.54)       (6.37)
Interest expense                                                     (.76)        (.79)
Interest income                                                       .15          .19
- ------------------------------------------------------------       ------       ------
Earnings before equity in earnings
  of ShopKo, and income taxes                                        1.63         1.61
Equity in earnings of ShopKo                                          .04          .05
Provision for income taxes                                           (.66)        (.61)
- ------------------------------------------------------------       ------       ------
Net earnings                                                         1.01%        1.05%
============================================================       ======       ======

NET SALES:

Net sales for the first quarter increased 2.4% over the first quarter of last year. Food distribution net sales increased 1.1% over last year, due to the acquisition of Sweet Life Foods in March of 1994. The increase was achieved despite deflation as measured by the company of .8% during the quarter compared to inflation of .3% last year, and was partially offset by wholesale consolidation and competitive market conditions at the retail level. Retail food net sales increased 6.9% over prior year first quarter. The increase was primarily due to new Cub Foods, Scott's Foods, Save-A-Lot, and Max Club stores opened during the last four quarters. Same-store corporate retail sales were even with last year.

Net Sales by Segment
(In thousands)
                                          First Quarter (16 weeks)
                             --------------------------------------------------

                                   June 18, 1994             June 19, 1993
                             -------------------------  -----------------------
                               Net Sales  % of total     Net Sales  % of total
                             -------------------------  -----------------------
Food distribution             $4,533,909        90.8 %   $4,446,654     91.2 %
Retail food                    1,131,111        22.7 %   $1,057,943     21.7 %
Sales Elimination               (673,905)      (13.5)%     (628,813)   (12.9)%
                              ----------   ----------    ----------    ------

                              $4,991,115       100.0 %   $4,875,784    100.0 %
                              ==========   ==========    ==========    ======

                                    (7)

GROSS PROFIT:

Gross profit as a percentage of net sales increased to 8.8% in the first quarter, compared with 8.6% for the first quarter of fiscal 1994. The increase in the gross profit margin was due primarily to the growing proportion of the higher margined retail food business within the company's total sales mix. Food distribution gross profit margin was affected by a reduced LIFO credit and by a slight reduction in off invoice allowances offered by certain vendors. The retail food gross profit margin increased from last year due to reduced competitive pressures in certain regions.

SELLING AND ADMINISTRATIVE EXPENSES:

Selling and administrative expenses were 6.5% of net sales for the quarter compared with 6.4% in the first quarter last year. The higher percentage was due to a growing proportion of the company's retail food segment which operates at higher selling and administrative expenses percentage than the food distribution segment.

OPERATING EARNINGS:

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. and taxes) increased 4.5% to $121.0 million for the first quarter of fiscal 1995. Food distribution operating earnings decreased 3.5% in the first quarter from the previous year. Retail food operating earnings increased significantly over the prior year.
Food distribution operating earnings decreased due to facilities consolidations, the negative contribution of acquisitions completed during the quarter and a reduced LIFO credit. Retail food operating earnings increased over last year due to strong gross profit margins.

INTEREST INCOME AND EXPENSE:

Interest income decreased to $7.7 million in the first quarter of fiscal 1995, compared with $9.1 million in the prior year due to lower notes receivable balances. Notes receivable declined because of the sale of notes in the ordinary course of business and note prepayments by independent retailers. Interest expense was $38.3 million in the first quarter consistent with last year's interest expense of $38.4 million.

EQUITY IN EARNINGS OF SHOPKO:

SUPERVALU's share of ShopKo Stores, Inc. (ShopKo) net earnings decreased to $2.3 million in the first quarter from $2.6 million in the first quarter of last year. Although ShopKo's sales increased 8.5%, net earnings decreased to $5.0 million from last year's $5.7 million. As reported by ShopKo, the decrease in net earnings was due to a weak gross profit margin and higher interest expense. The weak gross profit resulted from continued competitive pricing pressures in the discount market place and clearance markdowns related to shifts in merchandise mix. Interest expense increased primarily due to long-term borrowing which principally funded new stores and the company's remodel program. The unfavorable gross profit percentage and the higher interest expense were partially offset by a decrease in selling and administrative expenses as a percent of sales due to tight expense controls.


                                    (8)

INCOME TAXES:

The effective tax rate increased in the first quarter of 1995 to 39.5% compared to 36.9% in the first quarter of 1994. The increase in the effective tax rate was principally due to the Omnibus Budget Reconciliation Act of 1993.


LIQUIDITY AND CAPITAL RESOURCES

Internally-generated funds, principally from the company's food distribution operations, continue to be the major source of capital for liquidity and capital growth. Cash provided from operations for the first quarter was $53.8 million compared with $93.1 million last year. The decrease was primarily due to increases in receivables and inventory related to consolidation and acquisition activities which were intended to maintain customer service levels and market share. Cash provided from operations and increased short-term borrowings of $212.6 million were used to repay long-term debt, finance capital expenditures and acquisitions, pay dividends and purchase treasury stock. The company repaid $75.3 million of long-term debt assumed as part of the acquisitions in the first quarter, which included Sweet Life Foods, Texas T Stores, Wetterau Properties Inc. and Delice de France, Inc., a Chicago-based croissant manufacturer.
Capital expenditures in the first quarter were $61.6 million. The company paid dividends of $31.6 million and also financed the purchase of $20.7 million in treasury stock in accordance with the company's treasury stock repurchase program.

The company will continue to use short-term and long-term debt as a supplement to internally-generated funds to finance its activities. Debt securities totalling $150 million with a five year maturity were issued in July, 1994. It is intended that $100 million of the proceeds be utilized to refund $100 million of notes due August 15, 1994. Also, $32 million has been used to repay certain mortgage indebtedness assumed in connection with the acquisition of Wetterau Properties and the remaining proceeds to repay short-term borrowings. Also in July the company announced an agreement to acquire Hyper Shoppes, Inc., which operates five supercenters and two discount food stores in the Cincinnati, Louisville and Denver markets. The acquisition is intended to be financed through internally-generated funds and short-term borrowings. Management does not anticipate the need for any additional long-term external financing except for leases or if significant acquisitions are completed. The company has $400 million of short-term credit available. The debt to equity ratio at the end of the first quarter was 59 percent compared with 57 percent at the end of fiscal 1994.

The company's long-term debt ratings are considered strong with an A rating from Standard and Poor's and an A3 rating from Moody's. These strong ratings, the available credit facilities and the internally generated funds provide the company with the financial flexibility to meet its liquidity needs.





                                    (9)

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Registrant held its Annual Meeting of Stockholders on June 29, 1994, at which the stockholders took the following actions:

         (a) elected Vernon H. Heath, William A. Hodder, Harriet Perlmutter, Winston R. Wallin as Directors of Registrant, for terms expiring in 1997, and Richard L. Knowlton for a term expiring in 1996. The votes cast for and withheld with respect to each such Director was as follows:

                                     Votes For   Votes Withheld
                                     ----------  --------------

              Vernon H. Heath        60,328,032      420,660
              William A. Hodder      60,365,260      383,432
              Harriet Perlmutter     60,360,172      388,520
              Winston R. Wallin      60,340,221      408,471
              Richard L. Knowlton    60,360,000      388,692


              The Directors whose terms continued after the meeting are as follows: Herman Cain, Stephen I. D'Agostino, Edwin Gage, Garnett
              L. Keith, Jr., Richard D. McCormick, Carole F. St. Mark and Michael W. Wright;

         (b) approved, by a vote of 46,574,790 for, 13,369,706 against and 804,196 abstaining, the SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers.

         (c) ratified, by a vote of 60,274,806 for, 242,722 against and 231,164 abstaining, the appointment of Deloitte & Touche as the independent auditors of Registrant for the fiscal year ending February 28, 1994.

         (d) rejected, by a vote of 14,301,368 for, 39,489,181 against, 1,997,281 abstaining, and 4,960,862 broker non-votes the stockholder proposal relating to the Company's 1993 Stock Plan (Item 4).

         (e)  approved, by a vote of 32,834,726 for, 22,080,714 against, 872,389 abstaining, and 4,960,863 broker non-votes the stockholder proposal relating to the Company's preferred share purchase rights (Item 5).

                                     (10)

         Reference is hereby made to the Proxy Statement dated May 23, 1994, filed with the Commission pursuant to Regulation 14A, for further information regarding these proposals submitted to a vote of the stockholders at the Annual Meeting.



Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------

         (a)  Exhibits filed with this Form 10-Q:

               (15) Letters from Deloitte & Touche regarding unaudited interim financial information.

          (b)  Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended June 18, 1994.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUPERVALU INC. (Registrant)

                                    By:     /s/ Isaiah Harris
                                       --------------------------------------
                                               Isaiah Harris
Date:  July 29, 1994                   Vice President and Controller
                                       (Chief Accounting Officer and
                                          duly authorized officer
                                              of Registrant)




                                     (11)

                                 EXHIBIT INDEX
                                 SUPERVALU INC.
                                FORM 10-Q REPORT



EXHIBIT NUMBER                   EXHIBIT
- --------------                   -------


      15              Letters from Deloitte & Touche
                      regarding unaudited interim
                      financial information.





                                      (12)