Form 10-Q
period 1994-09-10
SUPERVALU INC
filed 1994-10-25
CIK 95521

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 10, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to ........................

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


Yes      X        No
    ...........      ...........

The number of shares outstanding of each of the issuer's classes of Common Stock as of September 29, 1994 is as follows:

    Title of Each Class                    Shares Outstanding
    -------------------                    ------------------

       Common Shares                           71,489,485

                        PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Item 1:  Financial Statements
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS
- --------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------
(In thousands, except per share data)
                                               Second Quarter (12 Weeks) Ended
                                               -------------------------------
                                           September 10, 1994     September 11, 1993
- ------------------------------------------------------------------------------------
NET SALES                                     $ 3,773,725            $ 3,703,823

COSTS AND EXPENSES
  Cost of sales                                 3,437,488              3,392,052
  Selling and administrative expenses             255,301                227,148
  Amortization of goodwill                          3,464                  2,715
  Interest
      Interest expense                             29,658                 28,054
      Interest income                               5,792                  6,638
                                              -----------            -----------
          Interest expense, net                    23,866                 21,416
                                              -----------            -----------
              Total costs and expenses          3,720,119              3,643,331
                                              -----------            -----------
EARNINGS BEFORE EQUITY IN EARNINGS
  OF SHOPKO AND INCOME TAXES                       53,606                 60,492

EQUITY IN EARNINGS OF SHOPKO                        1,282                    977
                                              -----------            -----------
EARNINGS BEFORE INCOME TAXES                       54,888                 61,469

PROVISION FOR INCOME TAXES
  Current                                          18,888                 26,878
  Deferred                                          2,485                 (1,733)
                                              -----------            -----------
    Income taxes                                   21,373                 25,145
                                              -----------            -----------
NET EARNINGS                                  $    33,515            $    36,324
                                              ===========            ===========


NET EARNINGS PER COMMON SHARE                       $0.47                  $0.51


Weighted average number of common
  shares outstanding                               71,471                 71,818

Dividends declared per common share                $0.235                 $0.220

Supplemental information:
  After-tax LIFO income (expense)                 $(3,121)                  $244


All data subject to year-end audit.       See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF EARNINGS
- --------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------
(In thousands, except per share data)
                                                  Year-to-Date (28 Weeks) Ended
                                                  -----------------------------
                                             September 10, 1994     September 11, 1993
- --------------------------------------------------------------------------------------
NET SALES                                       $ 8,764,840            $ 8,579,607

COSTS AND EXPENSES
  Cost of sales                                   7,990,435              7,849,474
  Selling and administrative expenses               577,253                534,291
  Amortization of goodwill                            7,689                  6,335
  Interest
   Interest expense                                  67,955                 66,426
   Interest income                                   13,447                 15,713
                                                -----------            -----------
     Interest expense, net                           54,508                 50,713
                                                -----------            -----------
       Total costs and expenses                   8,629,885              8,440,813
                                                -----------            -----------
EARNINGS BEFORE EQUITY IN EARNINGS
  OF SHOPKO AND INCOME TAXES                        134,955                138,794

EQUITY IN EARNINGS OF SHOPKO                          3,575                  3,610
                                                -----------            -----------
EARNINGS BEFORE INCOME TAXES                        138,530                142,404

PROVISION FOR INCOME TAXES
  Current                                            45,996                 56,428
  Deferred                                            8,406                 (1,432)
                                                -----------            -----------
    Income taxes                                     54,402                 54,996
                                                -----------            -----------
NET EARNINGS                                    $    84,128            $    87,408
                                                ===========            ===========


TOTAL EARNINGS PER COMMON SHARE                       $1.18                  $1.22


Weighted average number of common
  shares outstanding                                 71,563                 71,685

Dividends declared per common share                  $0.455                 $0.415

Supplemental information:
  After-tax LIFO income (expense)                   $(1,412)                $2,935

All data subject to year-end audit.       See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                              Second Quarter as of             Fiscal Year End
- -------------------------------------------------------------------------------------------------------------
(In thousands)                                           September 10,       September 11,       February 26,
ASSETS                                                      1994                 1993                1994
- -------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                               $    5,391          $   33,166          $   2,846
  Receivables, less allowance for losses of
    $35,633 at September 10, 1994, $42,238 at
    September 11, 1993 and $33,820 at February 26, 1994      403,348             364,333             352,151
  Inventories                                              1,203,576           1,110,700           1,113,937
  Other current assets                                        98,524              79,846              94,379
                                                          ----------          ----------          ----------
          TOTAL CURRENT ASSETS                             1,710,839           1,588,045           1,563,313

LONG-TERM NOTES RECEIVABLE                                    69,613              91,540              66,568

LONG-TERM INVESTMENT IN DIRECT FINANCING LEASES               85,946              74,765              81,574

PROPERTY, PLANT AND EQUIPMENT
  Land                                                       188,418             153,128             172,241
  Buildings                                                  871,003             728,560             769,036
  Property under construction                                 82,239              63,021              73,950
  Leasehold improvements                                     124,076             107,057             114,724
  Equipment                                                  926,907             870,091             890,050
  Assets under capital leases                                200,907             174,189             175,891
                                                          ----------          ----------          ----------
                                                           2,393,550           2,096,046           2,195,892
  Less accumulated depreciation and amortization
    Owned property, plant and equipment                      776,268             697,902             746,027
    Assets under capital leases                               42,285              28,485              39,742
                                                          ----------          ----------          ----------
       NET PROPERTY, PLANT AND EQUIPMENT                   1,574,997           1,369,659           1,410,123

INVESTMENT IN SHOPKO                                         173,901             165,628             173,567

GOODWILL                                                     569,003             430,172             427,559

OTHER ASSETS                                                 299,710             317,386             319,647
                                                          ----------          ----------          ----------
TOTAL ASSETS                                              $4,484,009          $4,037,195          $4,042,351
                                                          ==========          ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Notes payable                                           $  214,358          $   53,622          $   23,082
  Accounts payable                                           980,783             993,714             883,088
  Current maturities of long-term debt                        10,454               6,590             108,728
  Current obligations under capital leases                    18,838              19,083              19,222
  Other current liabilities                                  179,176             193,204             190,305
                                                          ----------          ----------          ----------
        TOTAL CURRENT LIABILITIES                          1,403,609           1,266,213           1,224,425

LONG-TERM DEBT                                             1,198,902           1,111,577           1,030,378

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                   273,762             223,184             232,617

DEFERRED INCOME TAXES                                         97,516              78,578              99,734

OTHER LIABILITIES                                            212,511             158,817             179,739

COMMITMENTS AND CONTINGENCIES                                      -                   -                   -

STOCKHOLDERS' EQUITY
  Preferred stock                                              5,908                   -               5,908
  Common stock                                                75,335              75,335              75,335
  Capital in excess of par value                              13,314              12,788              12,966
  Retained earnings                                        1,310,745           1,202,000           1,268,117
  Treasury stock, at cost                                   (107,593)            (91,297)            (86,868)
                                                          ----------          ----------          ----------
       TOTAL STOCKHOLDERS' EQUITY                          1,297,709           1,198,826           1,275,458
                                                          ----------          ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $4,484,009          $4,037,195          $4,042,351
                                                          ==========          ==========          ==========

Quarterly data subject to year-end audit.                         See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


- -------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- -------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                     Capital in
                             Preferred    Common     Excess of     Treasury       Retained
                               Stock      Stock      Par Value       Stock        Earnings        Total
- -------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 27, 1993          $    -      $75,335      $12,584     $ (97,473)     $1,144,374     $1,134,820

Net earnings                      -            -            -             -         185,253        185,253

Sales of common stock
  under option plans              -            -          225        10,838               -         11,063

Cash dividends declared
  on common stock -
  $.855 per share                 -            -            -             -         (61,510)      (61,510)

Issuance of preferred stock   5,908            -            -             -               -         5,908

Compensation under employee
  incentive plans                 -            -          157          (233)              -           (76)
                             ------      -------      -------     ---------      ----------     ---------

BALANCES AT
  FEBRUARY 26, 1994           5,908       75,335       12,966       (86,868)      1,268,117      1,275,458

Net earnings                      -            -            -             -          84,128         84,128

Sales of common stock
  under option plans              -            -           91          (671)              -           (580)

Cash dividends declared
  on common stock -
  $.455 per share                 -            -            -             -         (32,580)       (32,580)

Compensation under employee
  incentive plans                 -            -          257           639               -            896

Purchase of 600 shares
  for treasury                    -            -            -       (20,693)              -        (20,693)

Other                             -            -            -             -          (8,920)        (8,920)
                             ------      -------      -------     ---------       ---------     ----------
BALANCES AT
  SEPTEMBER 10, 1994         $5,908      $75,335      $13,314     $(107,593)      $1,310,745    $1,297,709
                             ======      =======      =======     =========       ==========    ==========


Interim data subject to year-end audit.                          See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------------------------
(In thousands)                                                               Year-to-date
                                                                           (28 weeks ended)
                                                                   -------------------------------
                                                                     September 10,   September 11,
                                                                              1994            1993
- --------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net earnings                                                          $  84,128       $  87,408
   Adjustments to reconcile net earnings to net cash
     provided from (used in) operating activities:
       Equity in earnings of ShopKo                                         (3,575)         (3,610)
       Dividends received from ShopKo                                        3,241           3,243
       Depreciation and amortization                                       109,160         100,748
       Provision for losses on receivables                                   2,993           4,472
       Gain on sale of property, plant and equipment                        (4,253)         (2,243)
       Deferred income taxes                                                 4,735          (1,432)
       Treasury shares contributed to employee incentive plans                   -              94
   Change in assets and liabilities:
       Receivables                                                         (27,275)        (11,096)
       Inventories                                                          (6,929)         23,359
       Other current assets                                                  2,986          (6,845)
       Direct financing leases                                               4,920           4,450
       Accounts payable                                                     23,372         128,797
       Other liabilities                                                   (30,133)         (2,843)
- --------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                163,370         324,502
- --------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Additions to long-term notes receivable                                 (11,410)        (19,022)
   Payments received on long-term notes receivable                           8,365          10,016
   Proceeds from sale of property, plant and equipment                      18,445           4,831
   Purchase of property, plant and equipment                              (119,243)        (77,071)
   Business acquisitions, net of cash acquired                            (111,083)              -
   Other investing activities                                                 (728)         17,366
- --------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                 (215,654)        (63,880)
- --------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net issuance (reduction) of short-term notes payable                    187,720        (197,874)
   Proceeds from issuance of long-term debt                                150,000           3,000
   Repayment of long-term debt                                            (220,334)         (3,368)
   Reduction of obligations under capital leases                            (9,518)         (8,783)
   Proceeds (payments) from the sale or purchase of common
    stock under option plans                                                  (676)          5,750
   Dividends paid                                                          (31,670)        (27,954)
   Payment for purchase of treasury stock                                  (20,693)              -
- --------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         54,829        (229,229)
- --------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    2,545          31,393
Cash and cash equivalents at beginning of year                               2,846           1,773
- --------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of second quarter                       $   5,391       $  33,166
==================================================================================================
All data subject to year-end audit.                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
- -------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1994 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


Statement of Registrant
- -----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at September 10, 1994 and September 11, 1993 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche LLP. A copy of their report is attached as an exhibit to this report.

Item 2: Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------



Results of Operations
- ---------------------

The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:


                                       Second Quarter           Year-to-Date
                                      (12 weeks) Ended        (28 weeks) Ended
                                      -----------------       -----------------
                                       Fiscal   Fiscal         Fiscal   Fiscal
                                        1995     1994           1995     1994
                                      -----------------       -----------------
Net sales                             100.00%   100.00%       100.00%   100.00%
Cost of sales                         (91.09)   (91.58)       (91.16)   (91.49)
Selling and administrative             (6.86)    (6.21)        (6.67)    (6.30)
Interest expense                        (.79)     (.76)         (.78)     (.77)
Interest income                          .16       .18           .15       .18
                                      ------    ------        ------    ------
Earnings before equity in earnings
  of ShopKo and income taxes            1.42      1.63          1.54      1.62
Equity in earnings of ShopKo             .03       .03           .04       .04
Provision for income taxes              (.56)     (.68)         (.62)     (.64)
                                      ------    ------        ------    ------

Net earnings                             .89%      .98%          .96%     1.02%
                                      ======    ======        ======    ======

NET SALES:

Net sales increased 1.9% and 2.2% over last year for the second quarter and year-to-date periods, respectively. The increase was achieved despite year-to-date deflation as measured by the company of .8% compared with inflation of .2% for the same period last year.

Food distribution net sales increased 2.8% and 2.3% over last year for the quarter and year-to-date. Sales were favorably impacted by the acquisition of Sweet Life Foods in March of 1994 and Texas T Stores in May of 1994. However, the added sales contributions from acquisitions were partially offset by lost sales due to wholesale consolidation and competitive market conditions at the retail level. While recent acquisitions will favorably impact the company's sales in the future, continuing consolidation activity in several locations will continue to affect sales comparisons until the projects are completed and the impact cycled.

Retail food net sales increased 9.2% and 7.9% over last year second quarter and year-to-date periods, respectively. The increase is primarily due to new store openings and the acquisition of the Texas T stores late in the first quarter. Same-store corporate retail sales for the second quarter declined 1% while year-to-date same-store sales were even with last year.


Net Sales by Segment
- --------------------------------------------------------------------------------------------
(In thousands)

                                                    Second Quarter (12 weeks)
                                     -------------------------------------------------------

                                        September 10, 1994             September 11, 1993
                                     ------------------------       ------------------------
                                       Net Sales   % of total        Net Sales    % of total
                                     -----------   ----------       -----------   ----------

Food distribution                    $ 3,400,992      90.1%         $ 3,309,136      89.3%
Retail food                              904,063      24.0%             827,747      22.3%
Sales Eliminations                      (531,330)    (14.1%)           (433,060)    (11.6%)
                                     -----------     -----          -----------     -----
                                     $ 3,773,725     100.0%         $ 3,703,823     100.0%
                                     ===========     =====          ===========     =====

                                                    Year-to-date (28 weeks)
                                     -------------------------------------------------------
                                        September 10, 1994             September 11, 1993
                                     ------------------------       ------------------------
                                      Net Sales    % of total        Net Sales    % of total
                                     -----------   ----------       -----------   ----------

Food distribution                    $ 7,934,901      90.5%         $ 7,755,790      90.4%
Retail food                            2,035,174      23.2%           1,885,690      22.0%
Sales Eliminations                    (1,205,235)    (13.7%)         (1,061,873)    (12.4%)
                                     -----------     -----          -----------     -----
                                     $ 8,764,840     100.0%         $ 8,579,607     100.0%
                                     ===========     =====          ===========     =====

GROSS PROFIT:

Gross profit as a percentage of net sales, increased to 8.9% and 8.8% for the second quarter and year-to-date periods, respectively, compared with 8.4% and 8.5% for last year. The increases were due primarily to the growing proportion of the higher margined retail food business within the company's total sales mix. Food distribution gross margin was affected by a LIFO expense in the quarter and year-to-date compared with a LIFO credit in the same periods last year, and a reduction in off invoice allowances offered by certain vendors. The effect of the off invoice allowances was offset by increases in other components of gross profit. Retail food gross margins were up year-to-date due to strong results previously reported in the company's first quarter. However competitive pressures in certain regions, principally Indiana, drove retail margins down slightly in the second quarter.

SELLING AND ADMINISTRATIVE EXPENSES:

Selling and administrative expenses as a percentage of net sales were 6.9% and 6.7% for the second quarter and year-to-date, respectively, compared with 6.2% and 6.3% for the same periods last year. The higher percentages were primarily due to a growing proportion of the company's retail food segment which operates at a higher selling and administrative expense percentage than the food distribution segment. Also affecting the second quarter and year-to-date selling and administrative expenses were the acquisition of Sweet Life, wholesale consolidation activity in several markets, and the SUPERVALU Advantage project ("SUPERVALU Advantage").

SUPERVALU Advantage is a project aimed at fundamentally changing the company's business operations by investing in new technology, logistics methods and business practices. Expenses totaling $2.9 million and $6.7 million have been incurred in the quarter and year-to-date, primarily studying the fundamentals of our business and the industry. It is expected that spending on this project should approximate $9.0 million for the remainder of the year. Upon implementation, it is expected that SUPERVALU

Advantage should provide benefits to the company, its customers and its suppliers. The company anticipates a modest increase in expenses related to the initiative next year, however, a net earnings contribution is anticipated in fiscal 1997.

OPERATING EARNINGS:

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo"), and taxes) decreased 3.5% to $85.4 million in the second quarter and increased 1.0% to $206.5 million year-to-date. Food distribution operating earnings decreased 3.4% to $78.8 million and 3.5% to $183.3 million for the second quarter and year-to-date, respectively. The food distribution operating earnings trend was affected by wholesale consolidation expenses, a LIFO charge and integration costs of recent acquisitions. Retail food operating earnings decreased 5.1% to $6.6 million for the second quarter and increased 59.8% to $23.1 million year-to-date. Retail food operating earnings were affected primarily by costs associated with the acquisition of the Texas T stores and converting them to the Save-A-Lot format. Reduced gross margins resulting from competitive pressures also affected operating earnings for the second quarter. The year-to-date increase is due to strong gross profit margins from the first quarter.

The company expects spending on SUPERVALU Advantage, wholesale consolidation activities and acquisition integration efforts to impact its ability to show significant growth in operating earnings short-term.

INTEREST INCOME AND EXPENSE:

Interest income decreased to $5.8 and $13.4 million for the second quarter and year-to-date, respectively, compared with $6.6 and $15.7 million for the same periods last year. The decrease in interest income is due to the reduction in notes receivable as a result of the sale of notes in the ordinary course of business. Interest expense increased to $29.7 and $68.0 million for the second quarter and year-to-date, respectively, compared with $28.1 and $66.4 million for the same periods last year due primarily to the issuance of $150 million in debt securities in July of 1994.

EQUITY IN EARNINGS OF SHOPKO:

Equity in earnings of ShopKo increased slightly in the second quarter and was flat year-to-date compared with last year. As reported by ShopKo, sales increased 7.3% for the second quarter and net earnings increased 29% compared with last year. For the quarter, net earnings were aided by an increase in income from prescription management services and a small decrease in selling and administrative resulting from tight expense control.

PROVISION FOR INCOME TAXES:

The effective tax rate decreased 2% in the second quarter compared with last year. This decrease was due to an adjustment made in the second quarter of last year to record the impact of the Omnibus Budget Reconciliation Act of 1993 which included a retroactive adjustment to January 1, 1993. For the remainder of the year, it is expected that the effective tax rate will be slightly lower compared with the same periods last year.

The company is currently under review by the Internal Revenue Service ("IRS") for tax years ending in 1991, 1992 and 1993. The IRS review period includes the transaction and related tax expense recorded in connection with the partial disposition of ShopKo in October, 1991. Income taxes were provided for this disposition at the transaction date, although the company maintained that the transaction resulted in no tax for income tax purposes. Based on preliminary discussions, a favorable outcome from the IRS review of the issues related to the ShopKo disposition is reasonably possible and, if received, would be reflected in the consolidated statement of earnings.

LIQUIDITY AND CAPITAL RESOURCES

Internally-generated funds, principally from the company's food distribution operations, continue to be the major source of capital for liquidity and capital growth. Cash provided from operations year-to-date was $163.4 million compared with $324.5 million last year. The change in cash provided from operations was primarily affected by accounts payable trends. Last year the $324.5 million cash provided was impacted by the centralization of Wetterau accounts payable resulting in better cash management and a $128.8 million increase in accounts payable. Since the centralization of accounts payable, the payable trend has only been affected by inventory levels. Cash provided from operations and the issuance of short-term and long-term debt of $337.7 million was used to repay long-term debt and finance capital expenditures and acquisitions. The company repaid $117.5 million of long-term debt assumed as part of the acquisitions in the first and second quarter, which included Sweet Life Foods, Hyper Shoppes, Inc., Texas T Stores, Wetterau Properties Inc. and Delice de France.

The company will continue to use short-term and long-term debt as a supplement to internally-generated funds to finance its activities. The company issued $150 million in debt securities in the second quarter. The proceeds were used to refund $100 million of notes due August 15, 1994; to repay $32 million of certain mortgage indebtedness assumed by the company in connection with the acquisition of Wetterau Properties; and the remaining proceeds were used to repay short-term borrowings. The company intends to register a $400 million shelf offering of debt securities which could be used to refinance existing debt. Management does not anticipate the need for any additional long-term external financing except for leases or if significant acquisitions are completed. The company has $400 million of short-term credit available.

It is the company's intent to invest about $175 million into SUPERVALU Advantage with the majority of the expenditures occurring in fiscal 1996. The monies will be used to fund regional facilities, technology and various mechanization systems. The company expects that the investment in SUPERVALU Advantage will be recovered by the reduction in inventory levels.

The company's long-term debt ratings are considered strong with an A rating from Standard and Poor's and an A3 rating from Moody's. These strong ratings, the available credit facilities and the internally generated funds provide the company with the financial flexibility to meet its anticipated liquidity needs.

                          PART II - OTHER INFORMATION
                          ---------------------------



  Item 6.  Exhibits and Reports on Form 8-K.
  ------   --------------------------------

           (a) Exhibits filed with this Form 10-Q:

               10(e) SUPERVALU Executive Incentive Bonus Plan (superceding Management Incentive Bonus Plan formerly filed as Exhibit 10(e) with Registrant's Form 10-K for the fiscal year ended February 26, 1994).

               (15) Letters from Deloitte & Touche regarding unaudited interim financial information.

               (27)    Financial Data Schedule.

           (b) Reports on Form 8-K:

              (i)  On July 14, 1994, the Registrant filed a Form 8-K Report:
                   (aa) reporting under "Item 5 - Other Events" that on June 29, 1994 the Registrant issued a news release with respect to its results of operations for its first quarter ended June 18, 1994; and (bb) submitting under "Item 7 - Financial Statements and Exhibits" a copy of the news release.

              (ii) On July 20, 1994, the Registrant filed a Form 8-K Report:
                   (aa) reporting under "Item 5 - Other Events" that on July 14, 1994, the Registrant agreed to sell $150 million principal amount of its 7.25% Notes due July 15, 1999 (the "Notes") pursuant to the Underwriting Agreement dated October 30, 1992, executed by the Registrant, as modified and incorporated by reference into the Pricing Agreement dated July 14, 1994 among the Registrant and Goldman, Sachs & Co., C S First Boston Corporation and Piper Jaffray Inc. (the "Pricing Agreement"); (bb) reporting that the Notes are the subject of a registration statement on Form S-3 (File Number 33-52422) filed by the Registrant with the Securities and Exchange Commission; (cc) submitting under "Item 7 - Financial Statements and Exhibits" a copy of the Pricing Agreement; and (dd) submitting under "Item 7 -Financial Statements and Exhibits" a copy of the Officer's Certificate and Authentication Order dated July 21, 1994, relating to the Notes.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUPERVALU INC. (Registrant)

                                       By:/s/Jeffrey Girard
                                          ----------------------------------
                                                    Jeffrey Girard
  Date:  October 25, 1994                      Executive Vice President-
                                               Chief Financial Officer
                                             (Principal Financial Officer
                                                 and duly authorized
                                                officer of Registrant)