Form 10-Q
period 1994-12-03
SUPERVALU INC
filed 1995-01-17
CIK 95521

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 3, 1994

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


Yes     X        No
   ...........       ...........

The number of shares outstanding of each of the issuer's classes of Common Stock as of January 1, 1995 is as follows:

    Title of Each Class                    Shares Outstanding
    -------------------                    ------------------

      Common Shares                           71,071,157

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

                                               Third Quarter (12 Weeks) Ended
                                            ------------------------------------
                                            December 3, 1994    December 4, 1993
- --------------------------------------------------------------------------------
Net sales                                      $3,908,194          $3,670,298

Costs and expenses
  Cost of sales                                 3,547,301           3,339,028
  Selling and administrative expenses             279,559             243,553
  Amortization of goodwill                          4,588               2,715
  Restructuring and other charges                 244,000                  --
  Interest
    Interest expense                               32,563              27,103
    Interest income                                 5,463               6,913
                                               ------------------------------
      Interest expense, net                        27,100              20,190
                                               ------------------------------
        Total costs and expenses                4,102,548           3,605,486
                                               ------------------------------
Earnings (loss) before equity in earnings
  of ShopKo and income taxes                     (194,354)             64,812
Equity in earnings of ShopKo                        5,194               6,474
                                               ------------------------------
Earnings (loss) before income taxes              (189,160)             71,286
Provision for income taxes
  Current                                          37,572              19,224
  Deferred                                       (142,609)              6,824
                                               ------------------------------
    Income taxes                                 (105,037)             26,048
                                               ------------------------------
Net earnings (loss)                            $  (84,123)         $   45,238
                                               ==============================
Net earnings (loss) per common share               $(1.18)              $0.63

Weighted average number of common
  shares outstanding                               71,487              71,937

Dividends declared per common share                $0.235              $0.220

Supplemental information:
  After-tax LIFO (expense)                        $(2,670)            $(2,919)



All data subject to year-end audit.
                                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS

- ----------------------------------------------------------------------------------------

SUPERVALU INC. and Subsidiaries
- ----------------------------------------------------------------------------------------
(in thousands, except per share data)
                                                      Year-to-Date (40 Weeks) Ended
                                                 ---------------------------------------
                                                 December 3, 1994       December 4, 1993
- ----------------------------------------------------------------------------------------
Net sales                                             $12,673,034            $12,249,905

Costs and expenses
   Cost of sales                                       11,537,736             11,188,502
   Selling and administrative expenses                    856,812                777,844
   Amortization of goodwill                                12,277                  9,050
   Restructuring and other charges                        244,000                     --
   Interest
      Interest expense                                    100,518                 93,529
      Interest income                                      18,910                 22,626
                                                      ----------------------------------
         Interest expense, net                             81,608                 70,903
                                                      ----------------------------------
            Total costs and expenses                   12,732,433             12,046,299
                                                      ----------------------------------
Earnings (loss) before equity in earnings
  of ShopKo and income taxes                              (59,399)               203,606

Equity in earnings of ShopKo                                8,769                 10,084
                                                      ----------------------------------
Earnings (loss) before income taxes                       (50,630)               213,690

Provision for income taxes
   Current                                                 83,568                 75,652
   Deferred                                              (134,203)                 5,392
                                                      ----------------------------------
      Income taxes                                        (50,635)                81,044
                                                      ----------------------------------
Net earnings                                          $         5            $   132,646
                                                      ==================================

Net earnings per common share                                  --                  $1.85

Weighted average number of common
  shares outstanding                                       71,540                 71,760

Dividends declared per common share                        $0.690                 $0.635

Supplemental information:
   After-tax LIFO income (expense)                        ($4,082)                   $16


All data subject to year-end audit.      See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                                         Third Quarter as of        Fiscal Year End
- ----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                       December 3,    December 4,       February 26,
Assets                                                                                      1994           1993               1994
- ----------------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                           $    3,923     $    2,536         $    2,846
  Receivables, less allowance for losses of
    $37,164 at December 3, 1994, $43,331 at
    December 4, 1993 and $33,820 at February 26, 1994                                    412,789        386,962            352,151
  Inventories                                                                          1,309,453      1,255,632          1,113,937
  Other current assets                                                                   128,562         79,425             94,379
                                                                                      --------------------------------------------
          Total current assets                                                         1,854,727      1,724,555          1,563,313
Long-term notes receivable                                                                61,580         93,401             66,568

Long-term investment in direct financing leases                                           80,689         75,364             81,574

Property, plant and equipment
  Land                                                                                   194,577        157,226            172,241
  Buildings                                                                              868,352        786,825            769,036
  Property under construction                                                             68,389         78,057             73,950
  Leasehold improvements                                                                 128,896        119,579            114,724
  Equipment                                                                              948,479        834,753            890,050
  Assets under capital leases                                                            197,570        165,891            175,891
                                                                                      --------------------------------------------
                                                                                       2,406,263      2,142,331          2,195,892
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                                                820,926        730,741            746,027
      Assets under capital leases                                                         38,217         30,607             39,742
                                                                                      --------------------------------------------

          Net property, plant and equipment                                            1,547,120      1,380,983          1,410,123

Investment in ShopKo                                                                     175,875        170,482            173,567

Goodwill                                                                                 529,071        427,445            427,559

Other assets                                                                             250,086        308,502            319,647
                                                                                      --------------------------------------------

Total assets                                                                          $4,499,148     $4,180,732         $4,042,351
                                                                                      ============================================

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                                       $  365,288     $  204,556         $   23,082
  Accounts payable                                                                     1,045,766        945,131            883,088
  Current maturities of long-term debt                                                    10,451          6,716            108,728
  Current obligations under capital leases                                                18,624         18,775             19,222
  Other current liabilities                                                              166,739        185,259            190,305
                                                                                      --------------------------------------------

          Total current liabilities                                                    1,606,868      1,360,437          1,224,425

Long-term debt                                                                         1,196,340      1,108,918          1,030,378

Long-term obligations under capital leases                                               265,566        223,830            232,617

Deferred income taxes                                                                         --         90,196             99,734

Other liabilities                                                                        233,136        166,912            179,739

Commitments and contingencies                                                                 --             --                 --

Stockholders' equity
  Preferred stock                                                                          5,908             --              5,908
  Common stock                                                                            75,335         75,335             75,335
  Capital in excess of par value                                                          13,254         12,785             12,966
  Retained earnings                                                                    1,209,792      1,231,438          1,268,117
  Treasury stock, at cost                                                               (107,051)       (89,119)           (86,868)
                                                                                      --------------------------------------------
         Total stockholders' equity                                                    1,197,238      1,230,439          1,275,458
                                                                                      --------------------------------------------

Total liabilities and stockholders' equity                                            $4,499,148     $4,180,732         $4,042,351
                                                                                      ============================================

Quarterly data subject to year-end audit.                                          See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- ---------------------------------------------------------------------------------------------------------------------------------
SUPERVALUE INC. and Subsidiaries
- ---------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
                                                                         Capital in
                                               Preferred      Common      Excess of      Treasury       Retained
                                                 Stock        Stock       Par Value        Stock        Earnings        Total
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 FEBRUARY 27, 1993                             $      --      $75,335      $12,584       $(97,473)     $1,144,374     $1,134,820
Net earnings                                          --           --           --             --         185,253        185,253
Sales of common stock
 under option plans                                   --           --          225         10,838              --         11,063
Cash dividends declared
 on common stock -
 $.855 per share                                      --           --           --             --         (61,510)       (61,510)
Issuance of preferred stock                        5,908           --           --             --              --          5,908
Compensation under employee
 incentive plans                                      --           --          157           (233)             --            (76)
                                   ----------------------------------------------------------------------------------------------
BALANCES AT
 FEBRUARY 26, 1994                                 5,908       75,335       12,966        (86,868)      1,268,117      1,275,458
Net earnings                                          --           --           --             --               5              5
Sales of common stock
 under option plans                                   --           --           31           (129)             --            (98)
Cash dividends declared
 on common stock -
 $.69 per share                                       --           --           --             --         (49,410)       (49,410)
Compensation under employee
 incentive plans                                      --           --          257            639              --            896
Puchase of 500 shares
 for treasury                                         --           --           --        (20,693)             --        (20,693)
Other                                                 --           --           --             --          (8,920)        (8,920)
                                      -------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 3, 1994                                 $5,908      $75,335      $13,254      $(107,051)     $1,209,792     $1,197,238
                                      ===========================================================================================

Interim data subject to year-end audit.                                           See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

- -------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- -------------------------------------------------------------------------------------------------------------

(In thousands)                                                                             Year-to-date
                                                                                         (40 weeks ended)
                                                                                    -------------------------
                                                                                    December 3,   December 4,
                                                                                           1994          1993
- -------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                                       $       5     $ 132,646
  Adjustments to reconcile net earnings to net cash
   provided from (used in) operating activities:
    Equity in earnings of ShopKo                                                        (8,769)      (10,084)
    Dividends received from ShopKo                                                       4,862         4,863
    Depreciation and amortization                                                      155,089       143,039
    Provision for losses on receivables                                                  4,212         6,027
    Restructuring and other charges                                                    244,000            --
    Gain on sale of property, plant and equipment                                       (5,162)         (174)
    Deferred income taxes                                                             (137,874)        5,393
    Treasury shares contributed to employee incentive plans                                 --            18
  Change in assets and liabilities:
    Receivables                                                                        (39,160)      (35,280)
    Inventories                                                                       (140,806)     (121,573)
    Other current assets                                                                 4,744        (1,540)
    Direct financing leases                                                              7,371         6,590
    Accounts payable                                                                    46,213        80,214
    Other liabilities                                                                  (46,843)       (2,298)
- -------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               87,882       207,841
- -------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                              (15,818)      (30,822)
  Payments received on long-term notes receivable                                       21,158        19,955
  Proceeds from sale of property, plant and equipment                                   37,908        10,103
  Purchase of property, plant and equipment                                           (232,576)     (138,826)
  Business acquisitions, net of cash acquired                                         (111,083)           --
  Other investing activities                                                            31,374        31,712
- -------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (269,037)     (107,878)
- -------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net issuance (reduction) of short-term notes payable                                 338,650       (46,940)
  Proceeds from issuance of long-term debt                                             150,000         3,000
  Repayment of long-term debt                                                         (222,899)       (5,901)
  Reduction of obligations under capital leases                                        (14,160)      (13,503)
  Proceeds (payments) from the sale or purchase of common stock under option plans        (134)        7,907
  Dividends paid                                                                       (48,532)      (43,763)
  Payment for purchase of treasury stock                                               (20,693)           --
- -------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    182,232       (99,200)
- -------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                1,077           763
Cash and cash equivalents at beginning of year                                           2,846         1,773
- -------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of third quarter                                    $   3,923     $   2,536
============================================================================================================
All data subject to year-end audit.                          See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
- -------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1994 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").

Restructure and Other Charges
- -----------------------------

The third quarter results include restructuring and other charges totaling $244.0 million which provide for the implementation of the plan formulated under SUPERVALU ADVANTAGE, the sale, closure or restructure of certain retail businesses and the recognition of certain asset impairments.

The aggregate charges include $204.8 million for activities under the restructuring plan and an additional $39.2 million for asset impairment. The asset impairment charge covers intangibles in businesses where future undiscounted cash flow is not sufficient to recover the book value of the recorded intangible.

The aggregate charges include $53.1 million for severance, pension and outplacement which is based on the projected impact of the plan on employee levels in both food distribution and retail food. The company expects approximately 4,300 employees to be eliminated over the next 18 months under the re-engineering efforts, 1,700 of which are employed in retail food operations. Also included in the charge is a $20.0 million provision in food distribution which represents expected losses on the sale of tangible assets and expenses under non-cancelable leases as a result of the strategic shift.

The restructuring charges include $87.8 million provision for property and lease discontinuances at retail locations, resulting primarily from various exit strategies and payment of portions of non-cancelable lease obligations. Approximately 30 retail stores are expected to be sold or closed, primarily in fiscal 1995 and 1996. The retail units covered by the reserve had aggregate sales and pre-tax losses of $67.2 and $6.2 million, respectively, for the third quarter compared with $65.3 and $5.8 million for the same period last year. Year-to-date, the retail units covered by the reserve had aggregate sales and pre-tax losses of $215.6 and $14.1 million, respectively, compared with $213.4 and $14.1 million for the same period last year.

The final component of the aggregate charges is a $43.9 million impairment provision representing the effect of the strategic shift on the recoverability of certain assets. The company holds land for development, transition stores for wholesale market share, certain warehouse properties and miscellaneous sites which will be disposed of as soon as practicable.

Income Taxes
- ------------

The Internal Revenue Service ("IRS") completed its review for the tax years ending 1991 and 1992. The IRS review concluded that the partial disposition of ShopKo in October, 1991, was a non-taxable transaction. Therefore, the $40.8 million of taxes provided by the company in the financial statements was reversed and reflected in the consolidated statement of earnings.

Treasury Stock Purchase Program
- -------------------------------

In December 1994, the Board of Directors instituted a new treasury stock purchase program. The company may repurchase up to 5.0 million shares in open market purchases. No shares were repurchased under the program during the third quarter.

Statement of Registrant
- -----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at December 3, 1994 and December 4, 1993 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

Item 2: Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------


Results of Operations
- ---------------------

The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:


                                                     Third Quarter       Year-to-Date
                                                   (12 weeks) Ended    (40 weeks) Ended
                                                 --------------------------------------
                                                  Fiscal     Fiscal    Fiscal    Fiscal
                                                   1995       1994      1995      1994
                                                 --------  --------   --------   ------
Net sales                                         100.00%    100.00%   100.00%   100.00%
Cost of sales                                     (90.77)    (90.97)   (91.04)   (91.34)
Selling and administrative                         (7.27)     (6.71)    (6.86)    (6.42)
Restructuring and other charges                    (6.24)        --     (1.93)       --
Interest expense                                    (.83)      (.74)     (.79)     (.76)
Interest income                                      .14        .18       .15       .18
                                                 --------   --------   --------   ------
Earnings before equity in earnings
  of ShopKo and income taxes                       (4.97)      1.76      (.47)     1.66
Equity in earnings of ShopKo                         .13        .18       .07       .08
Provision for income taxes                          1.65       (.71)      .08      (.66)
ShopKo deferred tax credit                          1.04         --       .32        --
                                                 --------   --------   --------   ------

Net earnings                                       (2.15%)     1.23%       --%     1.08%
                                                 ========   ========   ========   ======

NET SALES:

Net sales increased 6.5% and 3.5% over last year for the third quarter and year-to-date periods, respectively. The increase was achieved despite year-to-date deflation as measured by the company of .7% compared with inflation of .2% for the same period last year and a continuing competitive market.

Food distribution net sales increased 4.0% and 2.8% over last year for the quarter and year-to-date, respectively. Sales were favorably impacted by the acquisition of Sweet Life Foods and Texas T Stores during the year. New store openings in the company's retail food chains also contributed to the sales increase over last year. The added sales contributions from acquisitions and new store openings were partially offset by lost sales due to wholesale consolidation and competitive market conditions at the retail level. While recent acquisitions and new store openings will favorably impact the company's sales in the future, continuing consolidation activity in several locations will affect sales comparisons until the projects are completed and the impact cycled.

Retail food net sales increased 21.0% and 12.0% over last year for the third quarter and year-to-date periods, respectively. The increase was primarily due to the acquisition of Hyper Shoppes, Inc. New store openings and the acquisition of the Texas T Stores also contributed to the increase in sales over last year. Same-store corporate retail sales for the third quarter and year-to-date declined 1% compared with last year.

Net Sales by Segment
- ------------------------------------------------------------------------------
(In thousands)

                                                 Third Quarter (12 weeks)
                                   ---------------------------------------------------
                                       December 3, 1994             December 4, 1993
                                   ------------------------     -----------------------
                                     Net Sales   % of total      Net Sales   % of total
                                    ----------   ----------     -----------  ----------
Food distribution                   $3,502,119         89.6%    $3,366,030         91.7%
Retail food                          1,029,474         26.4%       850,843         23.2%
Sales eliminations                    (623,399)       (16.0%)     (546,575)       (14.9%)
                                   -----------        -----    -----------        -----
                                    $3,908,194        100.0%    $3,670,298        100.0%
                                   ===========        =====     ==========        =====

                                                   Year-to-date (40 weeks)
                                   ------------------------------------------------------
                                       December 3, 1994             December 4, 1993
                                   ----------------------       -------------------------
                                     Net Sales   % of total       Net Sales   % of total
                                    -----------   ----------    -------------  ---------
Food distribution                  $11,437,020         90.2%   $11,121,820         90.8%
Retail food                          3,064,648         24.2%     2,736,533         22.3%
Sales eliminations                  (1,828,634)       (14.4%)   (1,608,448)       (13.1%)
                                   -----------        -----    -----------        -----
                                   $12,673,034        100.0%   $12,249,905        100.0%
                                   ===========        =====    ===========        =====

GROSS PROFIT:

Gross profit as a percentage of net sales increased to 9.2% and 9.0% for the third quarter and year-to-date periods, respectively, compared with 9.0% and 8.7% for last year. The increases were due primarily to the growing proportion of the higher margined retail food business within the company's total sales mix.

Food distribution gross margin was affected by an increase in insurance expense, a LIFO expense year-to-date compared with a LIFO credit last year, a reduction in off invoice allowances offered by certain vendors and an increase in expenses associated with the company's wholesale consolidation activities. These effects were partially offset by increases in other components of gross profit.

Retail food gross margins were down slightly for the third quarter, but consistent year-to-date compared with last year. Competitive pressures continuing in certain regions and recent retail acquisitions resulted in lower gross margins for the quarter.

SELLING AND ADMINISTRATIVE EXPENSES:

Selling and administrative expenses as a percentage of net sales were 7.3% and 6.9% for the third quarter and year-to-date, respectively, compared with 6.7% and 6.4% for the same periods last year. The higher percentages were primarily due to a growing proportion of the company's retail food segment which operates at a higher selling and administrative expense percentage than the food distribution segment. Also affecting the third quarter and year-to-date selling and administrative expenses were the acquisition of Sweet Life, wholesale consolidation activity in several markets, expenses related to new store openings and the SUPERVALU Advantage project ("SUPERVALU ADVANTAGE").

Expenses under SUPERVALU ADVANTAGE totaling $3.2 million and $9.9 million have been incurred in the quarter and year-to-date, primarily for studying the fundamentals of our business and the industry and developing a restructuring plan. It is expected that expenses on this project should approximate $4.0 to $5.0 million for the remainder of the year. The company anticipates a modest increase in expenses related to this initiative next year, however, a net earnings contribution from this initiative is anticipated in fiscal 1997.

RESTRUCTURING AND OTHER CHARGES

On December 2, 1994 the company announced a change in operating strategy which included the decision to restructure certain of its operations and reassess the recoverability of underlying assets. Restructuring and other charges totaling $244.0 million were recorded to provide for the implementation of the plan formulated under SUPERVALU ADVANTAGE, and the sale, closure or restructure of certain retail businesses. The aggregate charges also include the recognition of certain asset impairments based on the company's established process of reviewing intangibles on a periodic recurring basis.

Management's objective under SUPERVALU ADVANTAGE is to fundamentally change its business processes to improve the effectiveness and efficiency of the company's food distribution system thus lowering the cost of goods to the company's customers. Its retail food objective is to improve retail performance by eliminating certain operations and assets that do not add shareholder value and focusing on building its winning retail formats. The restructuring plan, which was approved by the Board of Directors, resulted from a comprehensive review of industry trends and company operations, and represents a new business vision for the company. The restructuring plan anticipates four main initiatives:
creation of three regional "upstream" distribution facilities; resets and mechanized inventory sort at "downstream" distribution facilities; elimination of certain retail businesses and assets; and a re-engineering of both food distribution and retail food organizations and operations.

Under the plan, food distribution costs are expected to be reduced through enhanced logistic and warehousing procedures. This is expected to be accomplished by better balancing the trade-offs of lower prices from volume buying against handling, storage and transportation expenses. Planned upstream facilities will provide regional distribution of general merchandise, health and beauty care products and slow-moving grocery items. Construction of the Anniston, Alabama prototype "upstream" facility is underway. A second facility, a 530,000 square-foot distribution center in Perryman, MD has been acquired and will be used both for relocation of the company's Maryland division and for selected upstream functions. The company believes that the regional upstream facilities will allow better price brackets for certain items and categories plus reduced freight expenses. Extensive mechanization is planned for most facilities and inventory levels are expected to decline substantially. Changes in the pricing of goods and services are also planned. It is management's belief that when fully implemented, SUPERVALU will have the ability to deliver product into the marketplace on a competitively advantageous basis.

The retail changes involve a refocusing of the company's corporate retail efforts on formats which it believes will produce the best results in the future. The Twin Valu supercenters are being closed and Laneco will re-focus on food-driven formats and exit certain non-food operations.

The aggregate charges include $204.8 million for activities under the restructuring plan and an additional $39.2 million for asset impairment. The asset impairment charge covers intangibles in businesses where future undiscounted cash flow is not sufficient to recover the book value of the recorded intangible. The restructuring charges do not cover certain aspects of the plan, including new information systems, anticipated operating losses, implementation costs associated with SUPERVALU ADVANTAGE, employee relocation and training. These costs are not considered exit activities and will be recognized as incurred. Cash expenditures related to the aggregate charges are estimated at $2.3 million during the fourth quarter of fiscal 1995, $31.2 million in fiscal 1996, and $24.3 million thereafter. These cash expenditures cover severance, pension, outplacement and carrying costs of impaired food distribution real estate. Management anticipates that the cash requirements will be funded through internally generated cash, principally from inventory and property reductions, and existing credit facilities.

The aggregate charges include $53.1 million for severance, pension and outplacement which is based on the projected impact of the plan on employee levels in both food distribution and retail food. The company expects approximately 4,300 positions will be eliminated over the next 18 months under the re-engineering efforts, 1,700 of which are employed in retail food operations. Also included is a $20.0 million provision in food distribution which represents expected losses on the sale of tangible assets and expenses under non-cancelable leases as a result of the strategic shift.

The restructuring charges include a $87.8 million provision for property and lease discontinuances at retail locations, resulting primarily from various exit strategies and payment of portions of non-cancelable lease obligations. A portion of this amount was established to provide for the exiting of the company's Twin Valu business. The company has a purchase and sale agreement covering one Twin Valu supercenter and a vacant parcel which had been acquired for another supercenter. The second operating supercenter will be closed. Another portion of this provision covers a substantial restructuring of the company's Laneco division. This will involve the sale or other disposition of 7 stores, including all department store retail units. The company is involved in active negotiation for certain of these units. The retail related reserves also will provide for the sale or closing of certain other retail units which have not been publicly identified at this time. The company intends to sell these units on a going-concern basis. The timing of individual retail transactions will vary. Because operating losses are not covered by any reserve, the effect on the balance of fiscal 1995 or fiscal 1996 is not possible to predict. The retail units covered by the reserve had aggregate sales and pre-tax losses of $67.2 and $6.2 million, respectively, for the third quarter compared with $65.3 and $5.8 million for the same period last year. Year-to-date, the retail units covered by the reserve had aggregate sales and pre-tax losses of $215.6 and $14.1 million, respectively, compared with $213.4 and $14.1 million for the same period last year. Approximately 30 retail stores are expected to be sold or closed, primarily in fiscal 1995 and 1996.

The final component of the aggregate charges is a $43.9 million impairment provision representing the effect of the strategic shift on the recoverability of certain assets. The company holds land for development, transition stores for wholesale market share, certain warehouse properties and miscellaneous sites which will be disposed of as soon as practicable.

OPERATING EARNINGS:

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo"), and taxes) resulted in an operating loss of $146.9 million for the third quarter compared with operating earnings of $90.4 million for last year. Year-to-date operating earnings were $59.5 million compared with $294.7 million for last year. The decrease in operating earnings was due to the restructuring and other charges recorded in the third quarter. Excluding the restructuring and other charges, operating earnings decreased 6.5% to $84.5 million and 1.3% to $290.9 million for the third quarter and year-to-date, respectively.

Food distribution operating earnings before the restructuring and other charges decreased 5.1% to $80.0 million and 4.0% to $263.3 million for the third quarter and year-to-date, respectively. The food distribution operating earnings trend was affected by increased insurance expenses, a LIFO charge, wholesale consolidation expenses and integration costs of recent acquisitions.

Retail food operating earnings before the restructuring and other charges decreased 26.5% to $4.5 million for the third quarter and increased 34.3% to $27.6 million year-to-date. Retail food operating earnings for the quarter were affected primarily by reduced gross margins resulting from competitive pressures and expenses related to new store openings. The year-to-date increase is due to strong gross profit margins from the first quarter.

The company expects spending on SUPERVALU ADVANTAGE, wholesale consolidation activities and acquisition integration efforts to impact its ability to show significant growth in operating earnings short-term.

INTEREST INCOME AND EXPENSE:

Interest income decreased to $5.5 and $18.9 million for the third quarter and year-to-date, respectively, compared with $6.9 and $22.6 million for the same periods last year. The decrease in interest income is due to the reduction in notes receivable as a result of the sale of notes in the ordinary course of business. Interest expense increased to $32.6 and $100.5 million for the third quarter and year-to-date, respectively, compared with $27.1 and $93.5 million for the same periods last year. The increase was due primarily to the issuance of $150 million in debt securities in July of 1994, part of which was used to repay a maturing issue in the amount of $100 million, and an increase in short-term borrowing rates.

EQUITY IN EARNINGS OF SHOPKO:

Equity in earnings of ShopKo decreased to $5.2 and $8.8 million in the third quarter and year-to-date compared with $6.5 and $10.1 million for the same periods last year. As reported by ShopKo, sales increased 5.5% to $470.9 million and net earnings decreased 19.7% for the third quarter compared with last year. For the quarter, net earnings were affected by decreased gross margins resulting from an increase in promotional sales mix and continued competitive pressures. These effects were partially offset by an increase in income from prescription management services and a small decrease in selling and administrative expenses resulting from tight expense control.

PROVISION FOR INCOME TAXES:

The effective tax rate before the restructuring charges increased .6% in the third quarter compared with last year. This increase was due to the increase in goodwill resulting from recent acquisitions.

The Internal Revenue Service ("IRS") completed its review for tax years ending in 1991 and 1992 during the third quarter. The IRS review period included the transaction and related tax expense recorded in connection with the partial disposition of ShopKo in October, 1991. Income taxes were provided for this disposition at the transaction date, although the company maintained that the transaction resulted in no tax for income tax purposes. Upon completion of their review, the IRS concluded that the partial disposition of ShopKo was a non-taxable transaction. Therefore, the $40.8 million of taxes provided by the company in the financial statements was reversed and reflected in the consolidated statement of earnings.

LIQUIDITY AND CAPITAL RESOURCES

Internally-generated funds, principally from the company's food distribution operations, continue to be the major source of capital for liquidity and capital growth. Cash provided from operations year-to-date, which was not affected by the restructuring charge, was $87.9 million compared with $207.8 million last year. The change in cash provided from operations was primarily affected by accounts payable trends. Last year the $207.8 million cash provided was impacted by the centralization of Wetterau accounts payable resulting in better cash management and a $34.0 million increase in accounts payable. Since the centralization of accounts payable, the payable trend has only been affected by inventory levels. Increasing levels of inventory and reductions in other liabilities also negatively impacted operating cash in the current year. Cash provided from operations and the issuance of short-term and long-term debt of $488.7 million was used to repay long-term debt and finance capital expenditures and acquisitions. The company financed $232.6 million in capital expenditures and repaid $117.5 million of long-term debt assumed as part of the acquisitions of Sweet Life Foods, Hyper Shoppes, Inc., Texas T Stores, Wetterau Properties Inc. and Delice de France.

The company will continue to use short-term and long-term debt as a supplement to internally-generated funds to finance its activities. The company issued $150 million in debt securities in the second quarter. The proceeds were used
to refund $100 million of notes due August 15, 1994;   to repay $32 million of
certain mortgage indebtedness assumed by the company in connection with the acquisition of Wetterau Properties; and the remaining proceeds were used to repay short-term borrowings. The company is in the process of registering $400 million of shelf debt securities which could be used to refinance existing debt or for other corporate purposes. Management does not anticipate the need for any additional long-term external financing except for leases or if significant acquisitions are completed. The company has $400 million of short-term credit available.

It is the company's intent to invest about $175 million into SUPERVALU Advantage with the majority of the expenditures occurring in fiscal 1996. The monies will be used to fund regional facilities, technology and various mechanization systems. The company expects that the investment in SUPERVALU ADVANTAGE will be recovered by the reduction in inventory and property levels, and existing credit facilities.

At the end of the third quarter, the Board of Directors instituted a new treasury stock purchase program. The company may repurchase up to 5 million shares at market value.

The company's long-term debt ratings are considered strong with an A rating from Standard and Poor's and an A3 rating from Moody's. These strong ratings, the available credit facilities and the internally generated funds provide the company with the financial flexibility to meet its anticipated liquidity needs.

                          PART II - OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits filed with this Form 10-Q:

             (15) Letters from Deloitte & Touche regarding unaudited interim financial information.

             (27) Financial Data Schedule.

         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter ended December 3, 1994.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUPERVALU INC. (Registrant)


                                      By:      /s/ Isaiah Harris
                                         --------------------------------------
                                                   Isaiah Harris
  Date:  January 17, 1995                   Vice President and Controller
                                            (Chief Accounting Officer and
                                               duly authorized officer
                                                   of Registrant)