Form 10-K
SUPERVALU INC
filed 1995-05-25
CIK 95521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 25, 1995

                                      OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission file number:  1-5418

                                SUPERVALU INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                 41-0617000
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

    11840 Valley View Road
    Eden Prairie, Minnesota                          55344
     (Address of principal                        (Zip Code)
      executive offices)

Registrant's telephone number, including area code:  (612) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------

   Common Stock, par value $1.00       New York Stock Exchange
     per share
   Preferred Share Purchase Rights     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ------

                           [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1995 was approximately $1,481,806,646 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on March 31, 1995).

Number of shares of $1.00 par value Common Stock outstanding as of April 1, 1995: 69,679,964


                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended February 25, 1995 are incorporated into Parts I, II and IV, as specifically set forth in said Parts I, II and IV.

    2. Portions of Registrant's definitive Proxy Statement filed for Registrant's 1995 Annual Meeting of Stockholders are incorporated into
       Part III, as specifically set forth in said Part III.



                           [Cover page 2 of 2 pages]

                                    PART I
                                    ------

       Unless the context indicates otherwise, all references to the "Company," "SUPERVALU" or "Registrant" in this Annual Report on Form 10-K relate to SUPERVALU INC. and its majority-owned subsidiaries.


ITEM 1. BUSINESS
------  --------

       GENERAL DEVELOPMENT
       -------------------

       SUPERVALU INC., a Delaware corporation organized in 1925 as the successor to two wholesale grocery firms established in the 1870's, has its principal executive offices at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 612-828-4000).

       The Company is one of the largest food wholesalers and approximately the 12th largest food retailer in the nation. It is primarily engaged in the business of selling food and nonfood products at wholesale. The Company supplied approximately 4,600 stores in 48 states as of the close of fiscal 1995 and approximately 4,350 stores at the close of fiscal 1994. In addition, the Company also operated at fiscal year-end 296 retail food supermarkets, discount food superstores, supercenters, combination stores, limited-assortment and other stores, primarily under the names of Cub Foods, Shop 'n Save, bigg's, Save-A-Lot, Scott's Foods, Laneco and Hornbacher's.

       While not material to overall operations to date, the Company also serves a growing military sales operation that serves over 130 military bases and its international sales operation serves customers in many foreign countries.

       In 1991, SUPERVALU began the implementation of a strategy to focus on its core food distribution and retailing business segments. The Company executed the first major step of this strategy in October 1991 with the sale of 54% of SUPERVALU's interest in ShopKo Stores, Inc. ("ShopKo"), its discount general merchandise subsidiary, through an initial public offering. SUPERVALU continues to own a 46% interest in ShopKo which, at fiscal year end, operated 124 discount department stores in 15 states.

       In October 1992, the Company completed the acquisition of Wetterau Incorporated ("Wetterau"), resulting in a significant expansion of the geographic market and customer base compared with that previously served by SUPERVALU food wholesale and retail operations. In fiscal 1994, the Company completed the integration of Wetterau's administrative and support services and combined or closed a number of distribution operations to eliminate inefficiencies and overlap. In fiscal 1995, the Company closed the Bloomington, Indiana facility acquired from Wetterau and consolidated its business with the Company's Champaign, Illinois distribution center. The Company completed the consolidation of its distribution operations in Pittsburgh, Pennsylvania by combining the former Wetterau Belle Vernon operations with the Pittsburgh division. In addition, the Butler, Pennsylvania general merchandise facility was closed and its business along with the Pittsburgh division's general merchandise business was transferred to the regional general merchandise distribution center in Easton, Pennsylvania.

       In March 1994, the Company acquired Sweet Life Foods, Inc. ("Sweet Life"), a privately-owned grocery wholesale distributor serving Massachusetts, Connecticut, Maine and Eastern New York. This acquisition further strengthened the Company's New England customer base by adding 280 additional stores as customers. During fiscal 1995, the Company consolidated distribution volume in the Northeast by transferring its wholesale grocery business from the Northboro, Massachusetts distribution facility acquired from Sweet Life to the Company's distribution center in Andover, Massachusetts.

       In fiscal 1995, the administrative operations of two wholesale food divisions in Anniston, Alabama and Atlanta, Georgia were consolidated into the Southeast division, with its headquarters in Anniston, Alabama. In addition, the Company has consolidated its operations from its warehouse facility in Presque Isle, Maine to Portland, Maine.

       In May 1994, the Company acquired the assets of Wetterau Properties Inc. ("WPI"), a publicly owned real estate investment trust which was formed by Wetterau prior to the Company's acquisition of Wetterau. Most of the properties owned by WPI had been acquired from and leased back to Wetterau; the Company was the tenant for all but one of the properties acquired from WPI in the transaction.

       In August 1994, the Company acquired Hyper Shoppes, Inc. ("Hyper Shoppes"), which operates five bigg's supercenters and two bigg's discount food superstores in the Cincinnati, Louisville and Denver markets. Prior to the transaction, SUPERVALU held a minority ownership interest in Hyper Shoppes and was the principal supplier to the bigg's stores.

       The Company has also made other smaller acquisitions from time to time to further the growth of its food distribution, retailing and bakery operations.

       In December 1994, the Company announced a change in operating strategy which included the decision to restructure certain of its operations and reassess the recoverability of underlying assets. Restructuring and other charges totaling $244 million were recorded in the third quarter to provide for the implementation of the plan formulated under the ADVANTAGE project (described below), and the sale, closure or restructure of certain retail businesses. The aggregate charges also included the recognition of certain asset impairments based on the Company's established process of reviewing intangibles on a periodic recurring basis. The restructuring plan, which was approved by the Board of Directors, resulted from a comprehensive review of industry trends and Company operations, and represents a new business vision for the Company.

       Management's objective under the ADVANTAGE project is to fundamentally change its business processes by improving the effectiveness and efficiency of the Company's food distribution system thus lowering the cost of goods to the Company's customers and by enhancing the market driving support to retailer customers. Management's retail food objective is to improve retail performance by eliminating certain operations and assets that do not add shareholder value and focusing its retail efforts on building retail formats which it believes will produce the best results in the future. The ADVANTAGE project has three major initiatives: creation of a transformed logistics network; development of enhanced market driving capabilities at retail; and adoption of a new approach to pricing.

       Additional description of the Company's business, including the restructuring charges and the ADVANTAGE project, is contained in the "Financial Review" portion of the Company's Annual Report to the Stockholders for fiscal year 1995 (Exhibit 13), pages 16-21, which description is incorporated herein by reference.

       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
       ---------------------------------------------

       Financial information about the Company's industry segments for the five years ended February 25, 1995 is incorporated by reference to page 24 of the Company's Annual Report to Stockholders for fiscal year 1995 (Exhibit
       13).

       FOOD DISTRIBUTION OPERATIONS
       ----------------------------

       DESCRIPTION OF FOOD STORES SERVED. SUPERVALU food distribution divisions sell food and non-food products at wholesale and offer a variety of retail support services to independently-owned retail food stores. At February 25, 1995, the Company's 25 food distribution divisions and four general merchandise divisions were the principal supplier to approximately 4,600 retail grocery and general merchandise stores, compared with 4,350 stores served at the end of fiscal 1994. In connection with the ADVANTAGE project, the Company recently established six marketing regions to provide purchasing and marketing support for its retail food and general merchandise customers throughout the country.
       The Company's wholesale food divisions have been grouped geographically under a regional president and support staff. A regional logistics configuration anchored by a regional distribution facility is also being established to align food distribution companies geographically by region.

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

       The Company is constantly endeavoring to strengthen the retail food stores it serves by assisting in the upgrading and enlarging of existing stores, establishing new stores, more aggressively merchandising its stores, developing diverse formats and retail strategies, and assisting stores to serve markets which are increasingly segmented.

       PRODUCTS SUPPLIED. SUPERVALU continues to supply its retail food stores with an increasing variety and selection of products, including national and regional brands and the Company's own line of private label product programs. Such trademarks as SUPER VALU, FLAV-O-RITE, CHATEAU, SHOP 'N SAVE, SHOPPERS VALUE, IGA, NATURE'S BEST, HOME BEST, BI-RITE, FOODLAND, PREFERRED SELECTION, SWEET LIFE, WHY PAY MORE, and others accounted for approximately 9.7 percent of the Company's fiscal 1995 sales to retail food stores.

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

       DISTRIBUTION AND COSTS OF MERCHANDISE. Deliveries to retail stores are made from the Company's distribution centers, usually in Company-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. Wholesale sales are made to the Company's retailers at the applicable price and fee schedule in effect at the time of sale. In connection with the ADVANTAGE project, the Company reexamined its pricing structure and intends to test a new method of pricing. The primary objectives of the new pricing structure are to reflect the cost of goods from the manufacturer, charge for the actual cost to serve and pass through all allowances and promotional monies to the retailer.

       The Company seeks to lower its cost of product by regionalizing its food buying operations and centralizing buying for general merchandise and health and beauty products to better leverage the buying power of larger product orders. As part of the ADVANTAGE project, planned "upstream" facilities will provide regional distribution for slow moving grocery product, general merchandise and health and beauty care products. Construction of the Anniston, Alabama prototype "upstream" facility is underway and is scheduled to become operational in January 1996. A second facility, a 530,000 square feet distribution facility in Perryman, Maryland was acquired in November 1994 and will be used both for relocation of the Company's Maryland division and selected "upstream" functions. The integration of administrative functions, consolidation and increased mechanization of facilities, and construction of regional facilities is also expected to improve operating efficiencies and lower costs of operations. These actions are intended to reduce the cost of product to the Company's retailers, thereby enhancing their competitive position.

       SERVICES SUPPLIED. In addition to supplying merchandise, the Company also offers retail stores a wide variety of support services, including advertising, promotional and merchandising assistance, store management assistance, retail operations counseling, computerized inventory control and ordering services, accounting, bill paying and payroll services (largely computerized), store layout and equipment planning (including point-of-sale electronic scanning), cash management, tax counseling, building design and construction services, financial and budget planning, assistance in selection and purchasing or leasing of store sites, consumer and market research and personnel management assistance. Separate charges are made for most, but not all, of these services. Certain Company subsidiaries operate as insurance agencies and provide comprehensive insurance programs to the Company's affiliated retailers. The Company is currently in the process of analyzing the services to be supplied and the fees to be charged to independent retailers in connection with the ADVANTAGE project and its new pricing structure.

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

       RETAIL FOOD OPERATIONS
       ----------------------

       At fiscal year end, the Company's retail businesses operated a total of 296 retail stores under several formats, including food supermarkets, discount food superstores, supercenters, combination stores and limited-assortment stores. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances.

       At the close of fiscal 1995, the Company's retail stores operated under the following principal formats:

       Cub Foods consists of 114 discount food superstores, 58 of which are franchised to independent retailers and 56 of which are corporately operated. Plans for fiscal 1996 include the opening of four corporate stores and two franchised stores.

       Shop 'n Save consists of 27 discount food stores located in Eastern Missouri and Southern Illinois; one new replacement store and eight remodeling projects are planned for fiscal 1996.

       bigg's consists of five supercenters and two discount food superstores that operate in the Cincinnati, Louisville and Denver markets. One new discount food superstore is planned for fiscal 1996. bigg's was acquired by the Company in August 1994 when the Company acquired Hyper Shoppes, Inc.

       Save-A-Lot is the Company's combined wholesale and retail limited assortment operation. At fiscal year end there were 472 Save-A-Lot limited assortment stores of which 106 were corporately operated. Save-A-Lot projects adding 100 stores in fiscal 1996 including 20 corporately owned stores.

       Scott's Foods is a 17-store group (which includes two Cub Foods stores) located in the Fort Wayne, Indiana area. One new store and two remodels are planned for fiscal 1996.

       The Company's LANECO division operates a diverse mix of 46 retail outlets comprised predominantly of supermarkets, supercenters, and discount food stores. These stores operate mainly under the Laneco, Foodland, Ultra IGA, and Price Slasher names and formats. The Laneco division is in the process of a substantial restructuring in which seven stores are being closed, including all department store retail units. Four stores were closed in the fourth quarter of fiscal 1995 and the remaining three stores are in the process of closing. No new stores are planned for fiscal 1996.

       Hornbacher's is a five-store group located in the Fargo, North Dakota marketplace, with no new stores planned for fiscal 1996.

       Other formats operated by the Company include County Market, MAX CLUB, SUPERVALU, IGA, Foodland, Rite Choice and Twin Valu Foods.

       As part of the restructuring plan, the Company is selling or closing approximately 30 retail stores, including the two Twin Valu supercenters and the four Laneco stores closed in fiscal 1995.

       TRADEMARKS
       ----------

       The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or has the right to license retailers to use certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP 'N SAVE, NEWMARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See "Food Distribution Operations -- Products Supplied". The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

       COMPETITION
       -----------

       Since the Company's food business consists principally of supplying independently owned and operated retail food stores, its success is dependent upon the ability of those retail store operators to compete successfully with other retail food stores, and also upon its own ability to compete successfully with other wholesale distributors. Both the wholesale and the retail food businesses are highly competitive. At the wholesale level, the Company competes directly with a number of wholesalers which supply affiliated and unaffiliated retailers and indirectly with the warehouse and distribution operations of the large integrated chains. The Company competes with other wholesale food distributors in most of its market areas on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, the location of the store sites and distribution facilities and its willingness to provide financing to its customers. See "Food Distribution Operations -- Distribution and Costs of Merchandise" and "--Services Supplied."

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

       EMPLOYEES
       ---------

       At February 25, 1995, the Company had approximately 43,500 employees. Approximately 18,500 employees are covered by collective bargaining agreements. During fiscal year 1995, 32 agreements covering 7,500 employees were re-negotiated, with no work stoppages. In fiscal year 1996, 25 contracts covering approximately 6,000 employees will expire. The Company expects approximately 4,300 positions will be eliminated under the re-engineering efforts, approximately 2,600 of which in connection with the ADVANTAGE project and the remainder in connection with the retail restructuring. The Company believes that it has generally good relationships with its employees.

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

       As of February 25, 1995, ShopKo operated 124 discount retail stores in 15 states. ShopKo's corporate headquarters is located in Green Bay, Wisconsin and its stores are located primarily in medium-sized and smaller cities in the Upper Midwest and in Mountain and Pacific Northwest states. ShopKo stores carry a wide selection of branded and private label nondurable "hard line" goods such as housewares, music/videos, health and beauty aids, toys and sporting goods and "soft line" goods such as home textiles, men's, women's and children's apparel, shoes, jewelry, cosmetics and accessories. ShopKo also provides pharmacy and optical services in most of its stores. ShopKo's stores average 90,260 square feet with approximately 83% of the stores greater than 74,000 square feet. During fiscal 1995, ShopKo opened seven new stores and renovated 32 stores. ShopKo plans to open five new stores and remodel up to 13 stores in fiscal 1996. The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national discount chains, including Wal-Mart and K Mart, and with regional discount chains such as Target, and local discount stores, certain discount specialty retail chains and deep discount drug operations. Of ShopKo's five directors, two are officers of SUPERVALU.

       OTHER INVESTMENTS
       -----------------

       The Company has ownership interests in business ventures related to its food distribution and retail segments, which include investments in Waremart, Inc., Foodland Distributors, and Super-Discount Markets, Inc. The results of these investments are accounted for using the equity method. The aggregate carrying amount of these investments is less than 2% of total assets.

ITEM 2. PROPERTIES
------  ----------

       The Company's principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company. In February 1994, the Company purchased a 240,000 square foot office facility, One Southwest Crossing, which is located within one mile of its principal executive offices. At the end of fiscal 1995, One Southwest Crossing was occupied by third party tenants and certain members of the Company's headquarters staff. The Company plans to continue to move certain of its headquarters staff to One Southwest Crossing as the remaining third party leases expire.

       The following table lists the location, use and approximate size of the Company's principal warehouse, distribution and manufacturing facilities utilized in the Company's food distribution operations as of February 25, 1995:

                                                                      Square       Square
                                                                      Footage      Footage
Division or Location           Use                                    Owned        Leased
-------------------------      -----------------------------          ---------    ---------

Andover, Massachusetts         Distribution Center & Offices          454,000
Anniston, Alabama              Distribution Center & Offices                       497,000
Atlanta, Georgia               Distribution Center & Offices                       628,000
Atlanta, Georgia               Bakery, Warehouse and Offices          104,700
Belle Vernon, Pennsylvania     Distribution Center & Offices          713,000
Billings, Montana              Distribution Center & Offices          255,000      10,800
Bismarck, North Dakota         Distribution Center & Offices          257,000
Buffalo Grove, Illinois        Bakery, Warehouse and Offices           47,000
Champaign, Illinois            Distribution Center & Offices          820,000      172,000
Charleston, South Carolina     General Merchandise Warehouse
                               and Offices                            113,000
Chaska, Minnesota              Private Label Manufacturing,
                               Warehouse and Offices                  340,000
Columbus, Ohio                 Save-A-Lot Distribution Center
                               and Offices                                         183,000
Cranston, Rhode Island         Distribution Center & Offices          573,000       91,000



                                                                    Square     Square
                                                                    Footage    Footage
Division or Location           Use                                  Owned      Leased
-----------------------------  -----------------------------------  ---------  ---------

Cumberland, Rhode Island       Distribution Center & Offices          240,000
Denver, Colorado               Distribution Center & Offices          721,000
Des Moines, Iowa               Distribution Center & Offices          663,000
Desloge, Missouri              General Merchandise Warehouse
                               and Offices                            137,000
Fargo, North Dakota            Distribution Center & Offices          493,000
Ft. Wayne, Indiana             Distribution Center & Offices        1,040,000
Grand Prairie, Texas           Save-A-Lot Distribution Center
                               and Offices                                       139,000
Great Falls, Montana           Distribution Center & Offices          154,000
Green Bay, Wisconsin           Distribution Center & Offices          430,000    475,000
Greenville, Kentucky           Distribution Center & Offices          309,000
Hammond, Louisiana             Distribution Center & Offices          257,000
Hagerstown, Maryland           Save-A-Lot Distribution Center
                               and Offices                                       100,000
Hazelwood, Missouri            Distribution Center & Offices          459,000    310,000
Hazelwood, Missouri            Bakery, Warehouse and Offices          228,600
Hazleton, Pennsylvania         Bakery, Warehouse and Offices          112,900
Jackson, Tennessee             Save-A-Lot Distribution Center
                               and Offices                                       144,000
Indianola, Mississippi         Distribution Center & Offices          695,000
Keene, New Hampshire           Distribution Center & Offices          176,000
Lexington, Kentucky            Save-A-Lot Distribution Center
                               and Offices                                       293,000
Livonia, Michigan/1/           Foodland Distributors, Distribution
                               Center                                          1,275,000
Los Angeles, California        General Merchandise Warehouse
                               and Offices                                       227,000
Lower Nazareth Township,       General Merchandise Warehouse
  Pennsylvania (Easton)        and Offices                            230,000
McMinnville, Oregon            Bakery, Warehouse and Offices          110,400
Milton, West Virginia          Distribution Center & Offices            6,000    268,000
Minneapolis, Minnesota         Distribution Center & Offices        1,594,000
New Stanton, Pennsylvania      Distribution Center & Offices          726,000
Perryman, Maryland             Distribution Center & Offices          511,000
Pleasant Prairie, Wisconsin    Distribution Center & Offices          595,000
Portland, Maine                Distribution Center & Offices          194,000
Providence, Rhode Island       Distribution Center & Offices          463,000
Quincy, Florida                Distribution Center & Offices          772,000
Reading, Pennsylvania          Distribution Center & Offices          300,560    311,611
Rochester, New York            Bakery, Warehouse and Offices           33,200
Scott City, Missouri           Distribution Center & Offices          278,000
Spokane, Washington            Distribution Center & Offices          551,000
Suffield, Connecticut          Distribution Center & Offices                     650,000
Tacoma, Washington             Distribution Center & Offices          910,000    113,000

----------------
/1/    Leased by Foodland Distributors in which the Company is a 50% partner.


                                                                    Square     Square
                                                                    Footage    Footage
Division or Location           Use                                  Owned      Leased
-----------------------------  -----------------------------------  ---------  ---------

Vinita Park, Missouri          Save-A-Lot Distribution Center
                               and Offices                                       147,000
Williamsport, Maryland         Distribution Center & Offices          274,000
Xenia, Ohio                    Distribution Center & Offices          511,000    170,000


       The Company is in the process of selling its Chaska, Minnesota facility listed above.

       The Company also owns certain additional real estate consisting primarily of shopping centers and retail store locations, which in the aggregate are not material to its operations. The Company is also involved in active negotiation for the sale or closing of certain retail units which have not been publicly identified at this time.

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

       Incorporated by reference hereto is the Note captioned "Leases" of Notes to Consolidated Financial Statements on pages 32-33 of the Company's Annual Report to Stockholders for fiscal year 1995 (Exhibit 13) for information regarding lease commitments for facilities occupied by the Company. Incorporated by reference hereto is the Note captioned "Debt" of Notes to Consolidated Financial Statements on page 32 of the Company's Annual Report to Stockholders for fiscal year 1995 (Exhibit 13) for information regarding properties held subject to mortgages.

       Management of the Company believes the physical facilities and equipment described above are adequate for the Company's present needs and businesses.

ITEM 3.  LEGAL PROCEEDINGS

       There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted during the fourth quarter of fiscal year 1995 to a vote of the security holders of Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company as of April 1, 1995.

                                                       YEAR     OTHER POSITIONS
                                                     ELECTED     HELD WITH THE
                                                    TO PRESENT      COMPANY
           NAME              AGE  PRESENT POSITION   POSITION      1990-1995
--------------------------------------------------------------------------------
Michael W. Wright             56  Director,           1981
                                  Chairman of the
                                  Board,
                                  President and
                                  Chief Executive
                                  Officer

Laurence L. Anderson          53  Executive Vice      1995      Executive Vice
                                  President; and                President,
                                  President and                 Regional
                                  Chief Operating               President -
                                  Officer -                     Retail Support
                                  Retail Food                   Companies,
                                  Companies                     1992-1995;
                                                                Senior Vice
                                                                President,
                                                                1988-1992

Phillip A. Dabill             52  Executive Vice      1995      Executive Vice
                                  President; and                President,
                                  President,                    Regional
                                  Retail Services               President -
                                  and Corporate                 Retail Support
                                  Strategies                    Companies,
                                                                1992-1995;
                                                                Senior Vice
                                                                President,
                                                                1988-1992

Jeffrey C. Girard             47  Executive Vice      1992      Senior Vice
                                  President,                    President,
                                  Chief Financial               Chief Financial
                                  Officer                       Officer,
                                                                1990-1992

Jeffrey Noddle                48  Executive Vice      1995      Executive Vice
                                  President; and                President,
                                  President and                 Marketing,
                                  Chief Operating               1992-1995;
                                  Officer -                     Senior Vice
                                  Wholesale Food                President,
                                  Companies                     Marketing,
                                                                1988-1992

David L. Boehnen              48  Senior Vice         1991
                                  President, Law
                                  and External
                                  Relations

Gregory C. Heying             46  Senior Vice         1994      Vice President,
                                  President,                    Distribution,
                                  Distribution                  1988-1994

George Z. Lopuch              45  Senior Vice         1992      Vice President,
                                  President,                    1989-1992
                                  Strategic
                                  Planning &
                                  Research

H. S. (Skip) Smith III        48  Senior Vice         1994      Vice President,
                                  President,                    Information
                                  Information                   Services,
                                  Services                      1986-1994

Ronald C. Tortelli            49  Senior Vice         1988
                                  President,
                                  Human Resources

James R. Campbell             54  Vice President,     1993      Senior Vice
                                  Market                        President,
                                  Development                   Northeast
                                                                Region,
                                                                1992-1993;
                                                                Minneapolis,
                                                                Great Lakes and
                                                                former Green
                                                                Bay Divisions
                                                                President,
                                                                1984-1992

George Chirtea                58  Vice President,     1993      Wetterau Senior
                                  Merchandising                 Vice President,
                                                                Marketing, and
                                                                First Vice
                                                                President
                                                                -Retail
                                                                Operations,
                                                                1992-1993

Isaiah Harris                 42  Vice President,     1991      Director,
                                  Controller                    Internal
                                                                Control,
                                                                1987-1991


                                                       YEAR     OTHER POSITIONS
                                                     ELECTED     HELD WITH THE
                                                    TO PRESENT      COMPANY
     NAME              AGE     PRESENT POSITION      POSITION      1990-1995
--------------------------------------------------------------------------------


John H. Hooley                43  Vice President,      1993     Cub Foods
                                  SUPERVALU; Cub                Division
                                  Foods Division                President,
                                  President and                 Chief Operating
                                  Chief Executive               Officer,
                                  Officer                       1992-1993; Vice
                                                                President,
                                                                Merchandising,
                                                                1991-1992; Cub
                                                                Foods Division
                                                                Senior Vice
                                                                President,
                                                                Marketing and
                                                                Merchandising,
                                                                1989-1991

Michael L. Mulligan           50  Vice President,         1992  Vice President,
                                  Sales                         Communications,
                                                                1985-1992

Jonathan M. Seltzer           45  Vice President,         1991  Director,
                                  Industry &                    Corporate
                                  Government                    Planning,
                                  Relations                     1989-1991

E. Wayne Shives               53  Vice President,         1993  Vice President,
                                  Employee                      Labor
                                  Relations                     Relations,
                                                                1988-1993

Kristine K. Sundberg          46  Vice President,         1993
                                  Investor
                                  Relations &
                                  Communications


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

       Mr. Boehnen is Senior Vice President-Law and External Relations; from January, 1990 to April, 1991, he was Vice President of Administration of Supercomputer Systems, Incorporated (a computer company); prior to that time he was with the Dorsey & Whitney law firm for approximately 18 years, the last 12 as a partner; he joined the Company and was elected to his present position in April 1991.

       Mr. Chirtea is Vice President, Merchandising. Prior to the Company's acquisition of Wetterau, Mr. Chirtea was Senior Vice President, Marketing, Wetterau and Wetterau First Vice President, Retail Operations from 1984 through 1992.

       Ms. Sundberg was elected Vice President - Investor Relations and Communications in November, 1993; from November 1990 through November 1993, she held positions as Director, Public Affairs and Communications and Director, Communications, with Minnegasco (a public utility providing natural gas services); prior to that time she was Director, Investor Relations with Diversified Energies, Inc. (a holding company for diversified energy services) from 1986 through October 1990.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       The information called for by Item 5 as to the principal market upon which the Registrant's Common Stock is traded and as to the approximate record number of stockholders of the Registrant is hereby incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1995 (Exhibit 13) page 41.

       The information called for by Item 5 as to the Registrant's quarterly dividends and quarterly stock price ranges for the last two fiscal years is hereby incorporated by reference to the paragraph captioned "Common Stock Price" in the Financial Review Section of the Registrant's Annual Report to the Stockholders for fiscal year 1995 (Exhibit 13) page 17.

       The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is hereby incorporated by reference to the Note captioned "Debt" of Notes to Consolidated Financial Statements of the Registrant's Annual Report to the Stockholders for fiscal year 1995 (Exhibit 13) page 32.

ITEM 6.  SELECTED FINANCIAL DATA

       The information called for by Item 6 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1995 (Exhibit 13) pages 22-23.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information called for by Item 7 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1995 (Exhibit 13) pages 16-21.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information called for by Item 8 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1995 (Exhibit 13) pages 24-38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant's definitive Proxy Statement dated May 25, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1995 Annual Meeting of Stockholders at pages 4-5. Certain information regarding executive officers is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

       The information called for by Item 11 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 25, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1995 Annual Meeting of Stockholders at pages 7-13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information called for by Item 12 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 25, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1995 Annual Meeting of Stockholders at pages 2-3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information called for by Item 13 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 25, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1995 Annual Meeting of Stockholders at page 13.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       Form 10-K

       (a) 1. Financial Statements:

              The following consolidated financial statements of SUPERVALU INC. and Subsidiaries are included in Part II, Item 8 (which incorporates information by reference to the Registrant's 1995 Annual Report to Stockholders
              (Exhibit 13)):

              Independent Auditors' Report
              Consolidated balance sheets as of February 25, 1995 and
                February 26, 1994.
              Consolidated statements of earnings for each
                of the three years in the period ended
                February 25, 1995

              Consolidated statements of cash flows
                for each of the three years in the
                period ended February 25, 1995
              Consolidated statements of stockholders'
                equity for each of the three years in
                the period ended February 25, 1995
              Notes to consolidated financial statements

       2.     Consolidated Financial Statement           Page on this Form 10-K
                Schedules for SUPERVALU INC. and         ----------------------
                Subsidiaries:

              Selected Quarterly Financial Data - for
              the two years ended February 25, 1995 -
              included in Part II, Item 8 (which
              incorporates information by reference to the Registrant's 1995 Annual Report to
              Stockholders (Exhibit 13)).

              Independent Auditors' report on schedules             22

              Schedule VIII -  Valuation and qualifying             23
                               accounts

              All other schedules are omitted because they are not applicable or not required.

       3.     Exhibits:

            (3)(i) Articles of Incorporation. Restated Certificate of
                   Incorporation is incorporated by reference to Exhibit (3)(i) to the Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

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

            (10) Material Contracts. The following exhibits are management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K:

                a. SUPERVALU INC. 1993 Stock Plan, as amended.

                b. SUPERVALU INC. 1976 Executive Employees Stock Option Plan, as
                   amended, is incorporated by reference to Exhibit (10)b. to Registrant's Annual Report on Form 10-K for the year ended February 23, 1991.

                c. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as
                   amended, is incorporated by reference to Exhibit (10)c. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.

                d. Executive Incentive Bonus Plan is incorporated by reference to Exhibit (10)e. to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 10, 1994.

                e. Directors Deferred Compensation Plan, as amended, is
                   incorporated by reference to Exhibit (10)e. to the Registrant's Annual Report on Form 10-K for the year ended February 27, 1988.

                f. SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

                g. SUPERVALU INC. 1989 Stock Appreciation Rights Plan is
                   incorporated by reference to Exhibit (10)g. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.

                h. SUPERVALU INC. ERISA Excess Plan Restatement is incorporated by reference to Exhibit (10)h. to Registrant's Annual Report on Form 10-K for the year ended February 24, 1990.

                i. SUPERVALU INC. Deferred Compensation Plan is incorporated by reference to Exhibit (10)i. to Registrant's Annual Report on Form 10-K for the year ended February 23, 1991.

                j. SUPERVALU INC. Executive Deferred Compensation Plan as
                   amended and Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)j. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.

                k. Form of Agreement used in connection with Registrant's
                   Executive Post-Retirement Survivor Benefit Program, is incorporated by reference to Exhibit (10)j. to Registrant's Annual Report on Form 10-K for the year ended February 27, 1988.

                l. Forms of Change of Control Severance Agreements entered into with certain officers of the Registrant are incorporated by reference to Exhibit (10)l. to Registrant's Annual Report on Form 10-K for the year ended February 27, 1993.

                m. SUPERVALU INC. Agreement and Plans Trust dated as of November
                   14, 1988 is incorporated by reference to Exhibit (10)n. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.

                n. First Amendment (dated May 7, 1991) to SUPERVALU INC.
                   Agreement and Plans Trust dated as of November 14, 1988, is incorporated by reference to Exhibit (10)o. to Registrant's Annual Report on Form 10-K for the year ended February 23, 1991.

                o. SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit (10)q. to the Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

                p. Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to Registrant's Form 10-K Report for the year ended February 24, 1990.

                q. SUPERVALU INC. Long-Term Incentive Plan is incorporated by reference to Exhibit (10)s. to Registrant's Form 10-K Report for the year ended February 29, 1992.

                r. SUPERVALU INC. Bonus Plan for Designated Corporate Officers
                   is incorporated by reference to Exhibit (10)t. to Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

                s. Consulting Agreement dated April 19, 1995 between SUPERVALU
                   INC. and Gordy Hippen.

            (12)   Ratio of Earnings to Fixed Charges.

            (13)   Portions of 1995 Annual Report to Stockholders of Registrant.

            (21)   Subsidiaries of the Registrant.

            (23)   Consent of Independent Auditors.

            (24)   Power of Attorney.

            (27)   Financial Data Schedule.

      (b)     Reports on Form 8-K:

       No report on Form 8-K was filed during the fourth fiscal quarter of the fiscal year ended February 25, 1995.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SUPERVALU INC.
                                  (Registrant)


DATE:  May 25, 1995               By: /s/ Michael W. Wright
                                      --------------------------
                                     Michael W. Wright
                                     Chairman of the Board;
                                     President and Chief
                                     Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                       TITLE                                DATE
---------                       -----                                ----
/s/ Michael W. Wright           Chairman of the Board; President;    May 25, 1995
----------------------------    Chief Executive Officer; and
Michael W. Wright               Director (principal executive
                                officer)

/s/ Jeffrey C. Girard           Executive Vice President and         May 25, 1995
----------------------------    Chief Financial Officer (principal
Jeffrey C. Girard               financial officer)

/s/ Isaiah Harris               Vice President and Controller        May 25, 1995
----------------------------    (principal accounting officer)
Isaiah Harris

/s/  Herman Cain*               Director
----------------------------
Herman Cain


/s/  Stephen I. D'Agostino*     Director
----------------------------
Stephen I. D'Agostino


/s/  Edwin C. Gage*             Director
----------------------------
Edwin C. Gage


/s/  Vernon H. Heath*           Director
----------------------------
Vernon H. Heath

/s/  William A. Hodder*         Director
----------------------------
William A. Hodder


/s/  Garnett L. Keith, Jr.*     Director
----------------------------
Garnett L. Keith, Jr.


/s/  Richard L. Knowlton*       Director
----------------------------
Richard L. Knowlton


/s/  Richard D. McCormick*      Director
----------------------------
Richard D. McCormick


/s/  Harriet Perlmutter*        Director
----------------------------
Harriet Perlmutter


/s/  Carole F. St. Mark*        Director
----------------------------
Carole F. St. Mark


/s/  Winston R. Wallin*         Director
----------------------------
Winston R. Wallin


     *Executed this 25th day of May, 1995, on behalf of the indicated Directors by Michael W. Wright, duly appointed Attorney-in-Fact.


                                /s/ Michael W. Wright
                                ---------------------
                                Michael W. Wright
                                Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

SUPERVALU INC.

Eden Prairie, Minnesota

We have audited the consolidated financial statements of SUPERVALU INC. (the Company) and subsidiaries as of February 25, 1995 and February 26, 1994 and for each of the three years in the period ended February 25, 1995 and have issued our report thereon dated April 10, 1995, such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of SUPERVALU INC. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 10, 1995

SUPERVALU INC. and Subsidiaries

      SCHEDULE VIII - Valuation and Qualifying Accounts

                  COLUMN A                                 COLUMN B               COLUMN C               COLUMN D        COLUMN E
      --------------------------------                   -----------   -----------------------------    ----------      -----------
                                                                            (1)             (2)
                                                          Balance at        Charged                                      Balance at
                                                           beginning       to costs       Charged to                            end
                 Description                                 of year   and expenses   other accounts    Deductions          of year
      --------------------------------                   -----------   ------------   --------------    ----------      -----------
      Allowance for doubtful accounts:
         Year ended:
           February 25, 1995                             $33,820,000     1,627,000         423,000 (A)   6,602,000 (B)  $29,268,000
           February 26, 1994                              38,593,000     7,165,000             --  (A)  11,938,000 (B)   33,820,000
           February 27, 1993                              11,636,000     7,867,000      27,020,000 (A)   7,930,000 (B)   38,593,000

      (A) Beginning account balances of companies acquired.

      (B) Balance consists of accounts determined to be uncollectible and charged against reserves, net of collection on accounts previously charged off.

                                 EXHIBIT INDEX
                                 -------------

                                SUPERVALU INC.
                          ANNUAL REPORT ON FORM 10-K


 EXHIBIT NUMBER                      EXHIBIT
 --------------                      -------

    *(3)(i)       Restated Certificate of Incorporation.

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

    *(4)f. Rights Agreement dated as of April 12, 1989 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent.

     (10)a.       SUPERVALU INC. 1993 Stock Plan, as amended.

    *(10)b. SUPERVALU INC. 1976 Executive Employees Stock Option Plan, as amended.

    *(10)c. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended.

    *(10)d.       Executive Incentive Bonus Plan.

    *(10)e.       Directors Deferred Compensation Plan, as amended.

     (10)f.       SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

    *(10)g.       SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

    *(10)h.       SUPERVALU INC. ERISA Excess Plan Restatement.

    *(10)i.       SUPERVALU INC. Deferred Compensation Plan.

                                   (1 of 2)

    *(10)j. SUPERVALU INC. Executive Deferred Compensation Plan as amended and Executive Deferred Compensation Plan II.

    *(10)k. Form of Agreement used in connection with Registrant's Executive Post-Retirement Survivor Benefit Program.

    *(10)l. Forms of Change of Control Severance Agreements entered into with certain officers of the Registrant.

    *(10)m. SUPERVALU INC. Agreement and Plans Trust dated as of November 14, 1988.

    *(10)n. First Amendment (dated May 7, 1991) to SUPERVALU INC. Agreement and Plans Trust dated as of November 14, 1988.

    *(10)o.       SUPERVALU INC. Directors Retirement Program, as amended.

    *(10)p.       Supplemental Executive Retirement Plan

    *(10)q.       SUPERVALU INC. Long-Term Incentive Plan

    *(10)r.       SUPERVALU INC. Bonus Plan for Designated Corporate Officers.

    (10)s. Consulting Agreement dated April 19, 1995 between SUPERVALU INC. and Gordy Hippen.

     (12)         Ratio of Earnings to Fixed Charges.

     (13)         Portions of 1995 Annual Report to Stockholders of Registrant.

     (21)         Subsidiaries of the Registrant.

     (23)         Consent of Independent Auditors.

     (24)         Power of Attorney.

     (27)         Financial Data Schedule.

_________________
* Incorporated by Reference

                                   (2 of 2)