Form 10-Q
period 1995-06-17
SUPERVALU INC
filed 1995-08-01
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended June 17, 1995.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ to ....................

Commission file number 1-5418

                                SUPERVALU INC.
            (Exact name of registrant as specified in its Charter)

        DELAWARE                                       41-0617000
 ................................................................................
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)



            11840 Valley View Road, Eden Prairie, Minnesota   55344
 ................................................................................
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (612) 828-4000
 ................................................................................


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

Yes      X        No
   ...........       ...........


The number of shares outstanding of each of the issuer's classes of Common Stock as of July 15, 1995 is as follows:

        Title of Each Class                    Shares Outstanding
        -------------------                    ------------------

           Common Shares                           68,223,494

                        PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------
Item 1: Financial Statements
-------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                   First Quarter (16 Weeks) Ended
                                                -------------------------------------

                                                June 17, 1995           June 18, 1994
-------------------------------------------------------------------------------------
Net sales                                       $   4,973,037           $   4,991,115

Costs and expenses:
  Cost of sales                                     4,512,696               4,552,947
  Selling and administrative expenses                 344,596                 321,952
  Amortization of goodwill                              5,457                   4,225
  Interest
    Interest expense                                   44,119                  38,297
    Interest income                                     7,092                   7,655
                                                -------------------------------------
    Interest expense, net                              37,027                  30,642
                                                -------------------------------------

      Total costs and expenses                      4,899,776               4,909,766
                                                -------------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                           73,261                  81,349

Equity in earnings of ShopKo                            2,468                   2,293
                                                -------------------------------------

Earnings before income taxes                           75,729                  83,642

Provision for income taxes
  Current                                              25,542                  27,108
  Deferred                                              4,236                   5,921
                                                -------------------------------------

    Income tax expense                                 29,778                  33,029
                                                -------------------------------------
Net earnings                                    $      45,951           $      50,613
                                                =====================================


Net earnings per common share                   $        0.66           $        0.71


Weighted average number of common
 shares outstanding                                    69,225                  71,633

Dividends declared per common share             $       0.235           $       0.220

Supplemental information:
  After-tax LIFO income                         $         208           $       1,709

All data subject to year-end audit.   See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                  First Quarter as of     Fiscal Year End
--------------------------------------------------------------------------------------------------------
(In thousands)                                                 June 17,        June 18,     February 25,
Assets                                                             1995            1994             1995
--------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                  $    6,109      $    3,672       $    4,839
  Receivables, less allowance for losses of $28,929 at
    June 17, 1995, $35,592 at June 18, 1994, and
    $29,268 at February 25, 1995                                405,755         399,900          383,458
  Inventories                                                 1,093,752       1,199,843        1,109,791
  Other current assets                                          137,405          91,955          148,252
                                                             -------------------------------------------
          Total current assets                                1,643,021       1,695,370        1,646,340

Long-term notes receivable                                       69,138          67,902           73,094

Long-term investment in direct financing leases                  72,246          80,146           77,688

Property, plant and equipment
  Land                                                          175,347         179,246          202,949
  Buildings                                                     905,384         823,998          868,379
  Property under construction                                    40,316          85,961           51,640
  Leasehold improvements                                        137,886         120,506          134,094
  Equipment                                                     951,370         915,034          970,779
  Assets under capital leases                                   217,587         199,659          205,030
                                                             -------------------------------------------
                                                              2,427,890       2,324,404        2,432,871
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                       830,303         776,363          825,546
      Assets under capital leases                                40,170          38,679           36,027
                                                             -------------------------------------------
          Net property, plant and equipment                   1,557,417       1,509,362        1,571,298

Investment in ShopKo                                            182,066         172,619          182,839

Goodwill                                                        509,251         480,587          515,009

Other assets                                                    235,206         342,606          238,881
                                                             -------------------------------------------
Total assets                                                 $4,268,345      $4,348,592       $4,305,149
                                                             ===========================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                              $  255,146      $  239,226       $  226,168
  Accounts payable                                              978,639         935,190        1,003,106
  Current maturities of long-term debt                           10,181           9,060            9,277
  Current obligations under capital leases                       18,587          18,440           19,060
  Other current liabilities                                     156,443         152,513          189,526
                                                             -------------------------------------------
          Total current liabilities                           1,418,996       1,354,429        1,447,137

Long-term debt                                                1,212,835       1,154,678        1,215,184

Long-term obligations under capital leases                      249,949         253,895          244,582

Deferred income taxes                                               --          108,874               --

Other liabilities                                               210,290         187,037          205,024

Stockholders' equity
  Preferred stock                                                 5,908           5,908            5,908
  Common stock                                                   75,335          75,335           75,335
  Capital in excess of par value                                 12,688          13,224           12,717
  Retained earnings                                           1,266,403       1,302,957        1,236,507
  Treasury stock, at cost                                      (184,059)       (107,745)        (137,245)
                                                             -------------------------------------------
         Total stockholders' equity                           1,176,275       1,289,679        1,193,222
                                                             -------------------------------------------
Total liabilities and stockholders' equity                   $4,268,345      $4,348,592       $4,305,149
                                                             ===========================================

Quarterly data subject to year-end audit.                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


-------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                           Capital in
                                   Preferred    Common      Excess of    Treasury     Retained
                                     Stock       Stock      Par Value      Stock      Earnings       Total
-------------------------------------------------------------------------------------------------------------

Balances at February 26, 1994        $5,908     $75,335      $12,966    $ (86,868)   $1,268,117    $1,275,458

Net earnings                             --          --           --           --        43,334        43,334

Sales of common stock
  under option plans                     --          --         (290)       1,435            --         1,145

Cash dividends declared
  on common stock -
  $.925 per share                        --          --           --           --       (66,024)      (66,024)

Compensation under employee
  incentive plans                        --          --           41          253            --           294

Purchase of shares for treasury          --          --           --      (52,065)           --       (52,065)

Other                                    --          --           --           --        (8,920)       (8,920)

-------------------------------------------------------------------------------------------------------------
Balances at February 25, 1995         5,908      75,335       12,717     (137,245)    1,236,507     1,193,222

Net earnings                             --          --           --           --        45,951        45,951

Sales of common stock
  under option plans                     --          --          (29)         593            --           564

Cash dividends declared
  on common stock -
  $.235 per share                        --          --           --           --       (16,055)      (16,055)

Compensation under employee
  incentive plans                        --          --           --         (788)           --          (788)

Purchase of shares for treasury          --          --           --      (46,619)           --       (46,619)
-------------------------------------------------------------------------------------------------------------
Balances at June 17, 1995            $5,908     $75,335      $12,688    $(184,059)   $1,266,403    $1,176,275
=============================================================================================================

Interim data subject to year-end audit.                       See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
---------------------------------------------------------------------------------------
(In thousands)
---------------------------------------------------------------------------------------
                                                                    Year-to-date
                                                                  (16 weeks ended)
---------------------------------------------------------------------------------------
                                                                June 17,     June 18,
                                                                   1995         1994
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                  $ 45,951     $ 50,613
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings of ShopKo                                (2,468)      (2,293)
      Dividends received from ShopKo                               3,241        3,241
      Depreciation and amortization                               64,848       65,009
      Provision for losses on receivables                          1,699        1,425
      Gain on sale of property, plant and equipment               (1,587)      (1,950)
      Deferred income taxes                                        4,236        6,250
      Treasury shares contributed to employee incentive plan          66            -
  Changes in assets and liabilities:
      Receivables                                                (23,996)     (21,550)
      Inventory                                                   16,039      (27,953)
      Other current assets                                        10,656        8,399
      Direct finance leases                                        2,536        2,529
      Accounts payable                                           (24,026)       4,274
      Other liabilities                                          (11,549)     (34,153)
---------------------------------------------------------------------------------------
Net cash provided from operating activities                       85,646       53,841
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to long-term notes receivable                         (9,982)      (7,919)
  Payments received on long-term notes receivable                 13,938        6,585
  Proceeds from sale of property, plant and equipment             31,063       14,657
  Purchase of property, plant and equipment                      (57,787)     (61,619)
  Business acquisitions, net of cash acquired                          -      (58,697)
  Other investing activities                                      (4,393)     (25,403)
---------------------------------------------------------------------------------------
Net cash used in investing activities                            (27,161)    (132,396)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net issuance of short-term notes payable                        28,978      212,588
  Repayment of long-term debt                                     (1,445)     (75,296)
  Reduction of obligations under capital leases                   (5,100)      (4,746)
  Payments for purchase of common stock under option plans          (309)        (829)
  Dividends paid                                                 (32,720)     (31,643)
  Payment for purchase of treasury stock                         (46,619)     (20,693)
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (57,215)      79,381
---------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          1,270          826
Cash and cash equivalents at beginning of year                     4,839        2,846
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER               $  6,109     $  3,672
=======================================================================================

All data subject to year-end audit.
                                 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1995 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


Restructure and Other Charges
-----------------------------

In December 1994, restructuring and other charges totaling $244.0 million were incurred for the implementation of the plan formulated under the ADVANTAGE project, the sale, closure or restructure of certain retail businesses and the recognition of certain asset impairments.

The aggregate charges included $204.8 million for activities under the restructuring plan. Management's objective under the ADVANTAGE project is to fundamentally change its business processes to improve the effectiveness and efficiency of the company's food distribution system thus lowering the cost of goods to the company's customers. Its retail food objective is to improve retail performance by eliminating certain operations and assets that do not add shareholder value and focusing on building its successful retail formats.

The charges included $53.1 million for severance, pension and outplacement which is based on the projected impact of the plan on employee levels in both food distribution and retail food. The company expects approximately 4,300 employees to be eliminated over an 18 month period under the re-engineering efforts, 1,700 of which are employed in retail food operations. During the first quarter of fiscal 1996, approximately 853 positions were eliminated which resulted in severance and outplacement payments of $1.0 million. Also included in the charge is a $20.0 million provision in food distribution which represents expected losses on the sale of tangible assets and expenses under non-cancelable leases as a result of the strategic shift. Expenditures of $1.4 million were incurred during the first quarter of fiscal 1996 for non-cancelable leases and losses on disposition of assets.

The restructuring charges included a $87.8 million provision for property and lease discontinuances at retail locations, resulting primarily from various exit strategies and payment of portions of non-cancelable lease obligations. Approximately 30 retail stores were expected to be sold or closed, primarily in fiscal 1995 and 1996. At the end of 1995, six of the stores had been closed and during the first quarter of 1996, an additional two stores were closed and five stores were in the process of closing. The company is in the process of closing its four MAX CLUB warehouse membership stores which were announced to be closing in May following a liquidation sale in each store. During the first quarter of fiscal 1996, charges against the reserve were $12.5 million which related to the closedown of retail locations. The retail units covered by the reserve had aggregate sales and pre-tax losses of $54.9 and $2.6 million, respectively, for the first quarter, compared with $83.6 and $4.0 million for the same period last year.

The final component of the aggregate restructuring charges was a $43.9 million impairment provision representing the effect of the strategic shift on the recoverability of certain assets. The company holds land for development, transition stores for wholesale market share, certain warehouse properties and miscellaneous sites the majority of which are expected to be disposed of by the end of the second quarter. During the first quarter of fiscal 1996, $1.5 million was charged against the reserve for carrying costs and losses on disposition of property.

Cash expenditures related to the restructuring plan were $2.9 million during the first quarter of fiscal 1996.

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at June 17, 1995 and June 18, 1994 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche LLP. A copy of their report is attached as an exhibit to this report.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
            ---------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:

--------------------------------------------------------------------------------
                                                  First Quarter (16 weeks) Ended
--------------------------------------------------------------------------------
                                                     Fiscal            Fiscal
                                                      1996              1995
--------------------------------------------------------------------------------
Net sales                                            100.00%           100.00%
Cost of sales                                        (90.74)           (91.22)
Selling and administrative expenses                   (7.04)            (6.54)
Interest expense                                       (.89)             (.76)
Interest income                                         .14               .15
--------------------------------------------------------------------------------
Earnings before equity in earnings of ShopKo,
   and income taxes                                    1.47              1.63
Equity in earnings of ShopKo                            .05               .04
Provision for income taxes                             (.60)             (.66)
--------------------------------------------------------------------------------
Net earnings                                            .92%             1.01%
================================================================================

NET SALES

Net sales for the first quarter decreased .4% from the first quarter of last year. Food distribution net sales decreased 1.9% from last year due to competitive market conditions at the retail level and the sales reductions arising from last year's three facility consolidations. Food price inflation, as measured by the company, was zero for the quarter compared to deflation of
 .8% last year. Retail food net sales increased 11.5% over the first quarter of last year. The increase was primarily due to the acquisitions of Hyper Shoppes,
Inc. and Texas T Stores and new store openings.   However, this increase was
partially offset by a decline in same-store sales of approximately 1% which was primarily due to reduced sales in stores announced to be closing and competitive pressures in certain markets.

Net Sales by Segment
--------------------------------------------------------------------------------
(In thousands)                         First Quarter (16 weeks)
--------------------------------------------------------------------------------
                              June 17, 1995                  June 18, 1994
                         Net Sales    % of Total        Net Sales     % of Total
--------------------------------------------------------------------------------
Food distribution       $4,446,127       89.4 %        $4,533,909       90.8 %
Retail food              1,260,889       25.4 %         1,131,111       22.7 %
Less:  Eliminations       (733,979)     (14.8)%          (673,905)     (13.5)%
--------------------------------------------------------------------------------
 Total net sales        $4,973,037      100.0 %        $4,991,115      100.0 %
================================================================================

GROSS PROFIT

Gross profit as a percentage of net sales increased to 9.3% in the first quarter, compared with 8.8% in the first quarter of fiscal 1995. The increase was due principally to the growing proportion within the company's total sales mix of the higher-margined retail food business, which represented 25% of total sales in the first quarter of fiscal 1996, compared with 23% in the first quarter of last year. Food distribution gross profit margin was relatively flat, positively affected by increased manufacturing allowances and the growth of Save-A-Lot. These positive impacts were largely offset by a reduced LIFO credit. The retail food gross profit margin increased from last year primarily due to the improved mix of higher gross margin items at Cub Foods stores.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were 7.0% of net sales for the quarter compared with 6.5% in the first quarter last year. The higher percentage was primarily due to the increased proportion of the company's retail food segment which operates at a higher selling and administrative expense percentage than the food distribution segment. Retail food selling and administrative expenses as a percent of net sales were higher than last year primarily due to increased advertising expense resulting from competitive pressures and higher promotional activity associated with new store openings. The increase in retail food expenses was also due to higher supply costs resulting from the increased cost of paper and packaging supplies. Expenses of $5.5 million related to the ADVANTAGE project were incurred during the current quarter, compared with $3.8 million last year.


OPERATING EARNINGS

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo"), and taxes) decreased 3.2% to $117.2 million for the first quarter of fiscal 1996. Food distribution operating earnings decreased 3.0% in the first quarter from the previous year due to a reduced LIFO credit, the softness in sales and pre-tax expenses of $1.6 million related to the ADVANTAGE project and charged to this segment. Retail food operating earnings decreased 4.5% in the first quarter over last year due to restructuring activity at Laneco and competitive pressures in certain markets.


INTEREST INCOME AND EXPENSE

Interest income was $7.1 million in the first quarter of fiscal 1996, down slightly from last year's interest income of $7.7 million. Interest expense increased to $44.1 million in the first quarter, compared with $38.3 million in the prior year, reflecting higher short-term rates and increased debt levels.

EQUITY IN EARNINGS OF SHOPKO

SUPERVALU's share of ShopKo net earnings increased to $2.5 million in the first quarter from $2.3 million in the first quarter of last year. Sales increased 8.9% primarily due to strong results from the prescription benefit management business. ShopKo reported total net earnings of $5.4 million compared with $5.0 million last year. The increase in net earnings was due to strong sales and expense control initiatives related to store and central retail operations. These positive effects were partially offset by a reduced gross margin percentage due to the impact of the lower gross margin prescription benefit management sales and a heavier weighting toward promotional sales.


INCOME TAXES

The effective tax rate decreased slightly in the first quarter of 1996 to 39.3% from 39.5% in the first quarter of 1995. The slight decrease in the effective tax rate was principally due to the increased contribution from ShopKo.


NET EARNINGS

Net earnings for the first quarter of fiscal 1996 were $46.0 million compared with last year's earnings of $50.6 million. The decrease in net earnings was primarily due to higher interest expense, a reduced LIFO credit, increased expenses related to the ADVANTAGE project and the softness in sales. In relation to the ADVANTAGE project, the company anticipates that an additional $9 to $11 million after-tax will be used for related costs during fiscal 1996. The company currently anticipates a contribution from this project in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Internally generated funds, principally from the company's food distribution business, continue to be the major source of capital for liquidity and capital growth. Cash provided from operations for the first quarter was $85.6 million compared with $53.8 million last year. The increase was primarily due to the reduction of inventory related to the closing of retail stores. Cash provided from operations was primarily used to finance capital expenditures of $57.5 million and pay dividends of $32.7 million.

In December 1994, the Board of Directors approved a new treasury stock purchase program. The company may repurchase up to 5.0 million shares which may be used for any corporate purpose. During the first quarter of fiscal 1996, the company repurchased 1.8 million shares at a cost of approximately $46.6 million. The company has purchased a total of 3.3 million shares under this program. The company financed the purchase of the treasury stock primarily from the sale of surplus and under-utilized property, plant and equipment.

During the first quarter, capital expenditures related to the ADVANTAGE project were $2.6 million. The company intends to invest approximately $100 million in the project during fiscal 1996. The monies will be used to fund regional facilities, technology and various mechanization systems. The company expects that the investment in ADVANTAGE will be recovered by the reduction in inventory and property levels.

SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. To that end, the company has a "shelf registration" in effect pursuant to which the company could sell an additional $400 million of long-term debt without further registration. The company has $300 million of debt due in November of 1995, which it intends to refinance by utilizing the existing shelf registration or the available revolving credit agreement. The use of available revolving credit of $400 million, the shelf registration or any other long-term debt will depend on management's views with respect to long-term capital needs and the relative attractiveness of short-term versus long-term interest rates. Management does not anticipate the need for any additional long-term external financing except for leases or if significant acquisitions are completed.

The company's financial position and long-term debt ratings are strong, with an A3 rating from Moody's Investors Services, Inc. During the first quarter of fiscal 1996, Standard and Poor's Ratings Group lowered its ratings on the company's long-term debt to BBB+ from A and commercial paper to A-2 from A-1. The Standard and Poor's Ratings Group announced that the downgrade reflected the general decline in profitability of the food wholesaling industry, as well as the company's higher debt levels and expenses related to the ADVANTAGE project. These changes do not impair the company's ability to obtain financing and are expected to have only a minimal impact on the company's borrowing costs in the future. These strong ratings, the available credit facilities and internally-generated funds provide the company with the financial flexibility to meet unexpected liquidity needs.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Registrant held its Annual Meeting of Stockholders on June 28, 1995 at which the stockholders took the following actions:

         (a) elected Herman Cain, Stephen D. Agostino, Charles Lillis and Michael Wright for terms expiring in 1998. The votes cast for and withheld with respect to each such Director were as follows:

                                    Votes For   Votes Withheld
                                    ----------  --------------

              Herman Cain           59,119,185      597,505
              Stephen D'Agostino    59,103,711      612,979
              Charles Lillis        59,073,240      643,450
              Michael Wright        59,050,599      666,091

              The Directors whose terms continued after the meeting are as follows: Edwin C. Gage, Vernon H. Heath, William A. Hodder, Garnett L. Keith, Jr., Richard L. Knowlton, Harriet Perlmutter, Carole F. St. Mark and Winston R. Wallin.

         (b) ratified, by a vote of 59,355,871 for, 100,856 against and 259,963 abstaining, the appointment of Deloitte & Touche LLP as the independent auditors of Registrant for the fiscal year ending February 24, 1996.

         (c) approved by a vote of 35,673,498 for, 18,726,308 against and 1,027,085 abstaining the shareholder resolution relating to the Company's Preferred Share Purchase Rights Plan.

         Reference is hereby made to the Proxy Statement dated May 25, 1995, filed with the Commission pursuant to Regulation 14A, for further information regarding these proposals approved by the stockholders at the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

          (a)      Exhibits filed with this Form 10-Q:

              15. Letters from Deloitte & Touche regarding unaudited interim financial information.

              27.  Financial Data Schedule.

          (b) Reports on Forms 8-K.

              No reports were filed on Form 8-K during the quarter ended June 17, 1995.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUPERVALU INC. (Registrant)

                                    By:         /s/ Isaiah Harris
                                       ---------------------------------------
                                                    Isaiah Harris
Date:  August 1, 1995                       Vice President and Controller
                                            (Chief Accounting Officer and
                                               duly authorized officer
                                                   of Registrant)