Form 10-Q
period 1995-09-09
SUPERVALU INC
filed 1995-10-24
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 9, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................... to ......................

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


11840 Valley View Road, Eden Prairie, Minnesota   55344
 ................................................................................

(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code      (612) 828-4000
                                                   ...........................


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


Yes     X         No
   ...........       ...........

The number of shares outstanding of each of the issuer's classes of Common Stock as of September 9, 1995 is as follows:

        Title of Each Class                    Shares Outstanding
        -------------------                    ------------------

           Common Shares                           67,963,336



                             PART I - FINANCIAL INFORMATION
 --------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------
Item 1: Financial Statements
--------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                Second Quarter (12 Weeks) Ended
                                         ---------------------------------------------

                                         September 9, 1995         September 10, 1994
--------------------------------------------------------------------------------------

Net sales                                        $3,779,397                $3,773,725

Costs and expenses:
  Cost of sales                                   3,427,689                 3,437,488
  Selling and administrative expenses               265,350                   255,301
  Amortization of goodwill                            4,053                     3,464
  Interest
    Interest expense                                 32,771                    29,658
    Interest income                                   4,503                     5,792
                                                 -------------------------------------
      Interest expense, net                          28,268                    23,866
                                                 -------------------------------------

       Total costs and expenses                   3,725,360                 3,720,119
                                                 -------------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                         54,037                    53,606

Equity in earnings of ShopKo                            861                     1,282
                                                 -------------------------------------

Earnings before income taxes                         54,898                    54,888

Provision for income taxes
 Current                                              5,562                    18,888
 Deferred                                            16,058                     2,485
                                                 -------------------------------------

    Income tax expense                               21,620                    21,373
                                                 -------------------------------------

Net earnings                                     $   33,278                $   33,515
                                                 =====================================




Net earnings per common share                    $     0.49                $     0.47


Weighted average number of common
   shares outstanding                                68,181                    71,471

Dividends declared per common share              $    0.245                $    0.235

Supplemental information:
  After-tax LIFO (expense)                       $   (2,525)               $   (3,121)


All data subject to year-end audit.         See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                    Year-to-Date (28 Weeks) Ended
                                               ---------------------------------------

                                             September 9, 1995      September 10, 1994
--------------------------------------------------------------------------------------

Net sales                                           $8,752,434              $8,764,840

Costs and expenses:
  Cost of sales                                      7,940,385               7,990,435
  Selling and administrative expenses                  609,946                 577,253
  Amortization of goodwill                               9,510                   7,689
  Interest
    Interest expense                                    76,890                  67,955
    Interest income                                     11,595                  13,447
                                                    -----------------------------------
      Interest expense, net                             65,295                  54,508
                                                    -----------------------------------

       Total costs and expenses                      8,625,136               8,629,885
                                                    -----------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                           127,298                 134,955

Equity in earnings of ShopKo                             3,329                   3,575
                                                    -----------------------------------

Earnings before income taxes                           130,627                 138,530

Provision for income taxes
 Current                                                31,266                  45,996
 Deferred                                               20,132                   8,406
                                                    -----------------------------------

    Income tax expense                                  51,398                  54,402
                                                    -----------------------------------

Net earnings                                        $   79,229              $   84,128
                                                    ===================================



Net earnings per common share                       $     1.15              $     1.18


Weighted average number of common
   shares outstanding                                   68,795                  71,563

Dividends declared per common share                 $    0.480              $    0.455

Supplemental information:
  After-tax LIFO (expense)                          $   (2,317)             $   (1,412)


All data subject to year-end audit.       See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                              Second Quarter as of       Fiscal Year End
--------------------------------------------------------------------------------------------------------
(In thousands)                                           September 9,   September 10,      February 25,
Assets                                                           1995            1994              1995
--------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                $    5,469      $    5,391        $    4,839
  Receivables, less allowance for losses of $27,884 at
    September 9, 1995, $35,633 at September 10, 1994, and
    $29,268 at February 25, 1995                              406,794         403,348           383,458
  Inventories                                               1,029,077       1,203,576         1,109,791
  Other current assets                                        123,397          98,524           148,252
                                                          ----------------------------------------------
          Total current assets                              1,564,737       1,710,839         1,646,340

Long-term notes receivable                                     70,241          69,613            73,094

Long-term investment in direct financing leases                70,870          85,946            77,688

Property, plant and equipment
  Land                                                        168,958         188,418           202,949
  Buildings                                                   900,827         871,003           868,379
  Property under construction                                  45,939          82,239            51,640
  Leasehold improvements                                      137,858         124,076           134,094
  Equipment                                                   966,161         926,907           970,779
  Assets under capital leases                                 215,241         200,907           205,030
                                                          ----------------------------------------------
                                                            2,434,984       2,393,550         2,432,871
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                     844,745         776,268           825,546
      Assets under capital leases                              43,098          42,285            36,027
                                                          ----------------------------------------------
          Net property, plant and equipment                 1,547,141       1,574,997         1,571,298

Investment in ShopKo                                          182,927         173,901           182,839

Goodwill                                                      505,196         569,003           515,009

Other assets                                                  217,335         299,710           238,881
                                                          ----------------------------------------------

Total assets                                               $4,158,447      $4,484,009        $4,305,149
                                                          ==============================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                            $  134,673      $  214,358        $  226,168
  Accounts payable                                            990,019         980,783         1,003,106
  Current maturities of long-term debt                         10,181          10,454             9,277
  Current obligations under capital leases                     18,580          18,838            19,060
  Other current liabilities                                   176,651         179,176           189,526
                                                          ----------------------------------------------
          Total current liabilities                         1,330,104       1,403,609         1,447,137

Long-term debt                                              1,208,042       1,198,902         1,215,184

Long-term obligations under capital leases                    245,319         273,762           244,582

Deferred income taxes                                              -           97,516                -

Other liabilities                                             196,625         212,511           205,024

Stockholders' equity
  Preferred stock                                               5,908           5,908             5,908
  Common stock                                                 75,335          75,335            75,335
  Capital in excess of par value                               12,708          13,314            12,717
  Retained earnings                                         1,282,949       1,310,745         1,236,507
  Treasury stock, at cost                                    (198,543)       (107,593)         (137,245)
                                                          ----------------------------------------------

         Total stockholders' equity                         1,178,357       1,297,709         1,193,222
                                                          ----------------------------------------------

Total liabilities and stockholders' equity                 $4,158,447      $4,484,009        $4,305,149
                                                          ==============================================

Quarterly data subject to year-end audit.                 See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                        Capital in
                                Preferred     Common     Excess of    Treasury       Retained
                                    Stock      Stock     Par Value       Stock       Earnings         Total
------------------------------------------------------------------------------------------------------------
Balances at February 26, 1994      $5,908    $75,335       $12,966   $ (86,868)    $1,268,117    $1,275,458

Net earnings                            -          -             -           -         43,334        43,334

Sales of common stock
  under option plans                    -          -          (290)      1,435              -         1,145

Cash dividends declared
  on common stock -
  $.925 per share                       -          -             -           -        (66,024)      (66,024)

Compensation under employee
  incentive plans                       -          -            41         253              -           294

Purchase of shares for treasury         -          -             -     (52,065)             -       (52,065)

Other                                   -          -             -           -         (8,920)       (8,920)

------------------------------------------------------------------------------------------------------------
Balances at February 25, 1995       5,908     75,335        12,717    (137,245)     1,236,507     1,193,222

Net earnings                            -          -             -           -         79,229        79,229

Sales of common stock
  under option plans                    -          -            (9)      1,679              -         1,670

Cash dividends declared
  on common stock -
  $.48 per share                        -          -             -           -        (32,787)      (32,787)

Compensation under employee
  incentive plans                       -          -             -        (788)             -          (788)

Purchase of shares for treasury         -          -             -     (62,189)             -       (62,189)

------------------------------------------------------------------------------------------------------------
Balances at September 9, 1995      $5,908    $75,335       $12,708   $(198,543)    $1,282,949    $1,178,357
============================================================================================================

Interim data subject to year-end audit.                      See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
---------------------------------------------------------------------------------------------------------
(In thousands)
---------------------------------------------------------------------------------------------------------
                                                                                 Year-to-date
                                                                               (28 weeks ended)
---------------------------------------------------------------------------------------------------------
                                                                      September 9,        September 10,
                                                                              1995                 1994
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                             $ 79,229             $ 84,128
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings of ShopKo                                           (3,329)              (3,575)
      Dividends received from ShopKo                                          3,241                3,241
      Depreciation and amortization                                         116,077              109,160
      Provision for losses on receivables                                     1,811                2,993
      Gain on sale of property, plant and equipment                          (7,458)              (4,253)
      Deferred income taxes                                                  20,132                4,735
      Treasury shares contributed to employee incentive plan                     66                    -
  Changes in assets and liabilities:
      Receivables                                                           (25,147)             (27,275)
      Inventory                                                              80,714               (6,929)
      Other current assets                                                   14,120                2,986
      Direct finance leases                                                   4,317                4,920
      Accounts payable                                                       (2,269)              23,372
      Other liabilities                                                     (21,578)             (30,133)
---------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                   259,926              163,370
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                   (16,739)             (11,410)
  Payments received on long-term notes receivable                            19,592                8,365
  Proceeds from sale of property, plant and equipment                        69,874               18,445
  Purchase of property, plant and equipment                                (120,121)            (119,243)
  Business acquisitions, net of cash acquired                                     -             (111,083)
  Other investing activities                                                (10,270)                (728)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (57,664)            (215,654)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net issuance (reduction) of short-term notes payable                      (91,495)             187,720
  Proceeds from issuance of long-term debt                                        -              150,000
  Repayment of long-term debt                                                (6,238)            (220,334)
  Reduction of obligations under capital leases                              (9,721)              (9,518)
  Proceeds (payments) for purchase of common stock under option plans           747                 (676)
  Dividends paid                                                            (32,736)             (31,670)
  Payments for purchase of treasury stock                                   (62,189)             (20,693)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                        (201,632)              54,829
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       630                2,545
Cash and cash equivalents at beginning of year                                4,839                2,846
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of second quarter                         $  5,469             $  5,391
=========================================================================================================

All data subject to year-end audit.                       See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1995 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


Restructuring and Other Charges
-------------------------------

In December 1994, restructuring and other charges totaling $244.0 million were incurred for the implementation of the ADVANTAGE project, the sale, closure or restructure of certain retail businesses and the recognition of certain asset impairments.

The aggregate charges included $204.8 million for activities under the restructuring plan. The restructuring charges do not cover certain aspects of the plan, including new information systems, anticipated operating losses on retail business units to be exited, implementation costs associated with the ADVANTAGE project, employee relocation and training. These costs are not considered exit activities and are recognized as incurred.

Management's objective under the ADVANTAGE project is to fundamentally change its business processes by improving the effectiveness and efficiency of the company's food distribution system, thus lowering the cost of goods to the company's customers. Its retail food objective is to improve retail performance by eliminating certain operations and assets that do not add shareholder value and focusing on building its successful retail formats.

The charges included $53.1 million for severance, pension and outplacement based on the projected impact of the plan on employee levels in both food distribution and retail food. The company expected approximately 4,300 employees to be eliminated over an 18-month period under the re-engineering efforts, 1,700 of which are employed in retail food operations. Approximately 998 positions have been eliminated which resulted in severance and outplacement payments of $1.8 million year-to-date. Also included in the charge is a $20.0 million provision in food distribution which represents expected losses on the sale of tangible assets and expenses under non-cancelable leases as a result of the strategic shift. Expenditures of $1.7 million year-to-date have been incurred in connection with such non-cancelable leases and losses on disposition of assets.

The restructuring charges included an $87.8 million provision for property and lease discontinuances at retail locations, resulting primarily from various exit strategies and payment of portions of non-cancelable lease obligations. Approximately 30 retail stores were expected to be sold or closed, primarily in fiscal 1995 and 1996. At the end of fiscal 1995, six stores had been closed and during fiscal 1996, an additional ten stores have been closed. Charges against the reserve were $17.3 million year-to-date which related to the closedown of retail locations. The retail units covered by the reserve had year-to-date aggregate sales and pre-tax losses of $80.0 and $5.8 million, respectively, compared with $148.3 and $7.9 million last year.

The final component of the aggregate restructuring charges was a $43.9 million impairment provision representing the effect of the strategic shift on the recoverability of certain assets. The company holds land for development, transition stores for wholesale market share, certain warehouse properties and miscellaneous sites. The company completed a bulk sale of property in the second quarter which resulted in a charge against the reserve of $9.3 million. The majority of the properties yet to be disposed of have signed purchase agreements and will be disposed of as soon as practicable. An additional $2.2 million year-to-date was charged against the reserve for carrying costs and losses on disposition of property excluded from the bulk sale.

Cash expenditures related to the restructuring plan were $4.9 million year-to-date.

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at September 9, 1995 and September 10, 1994 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:

-----------------------------------------------------------------------------------------------
                                                   Second Quarter            Year-to-Date
                                                  (12 weeks) Ended         (28 weeks) Ended
-----------------------------------------------------------------------------------------------
                                                   Fiscal   Fiscal         Fiscal     Fiscal
                                                    1996     1995           1996       1995
-----------------------------------------------------------------------------------------------
Net sales                                         100.00%   100.00%       100.00%     100.00%
Cost of sales                                     (90.69)   (91.09)       (90.72)     (91.16)
Selling and administrative expenses                (7.13)    (6.86)        (7.08)      (6.67)
Interest expense                                    (.87)     (.79)         (.88)       (.78)
Interest income                                      .12       .16           .13         .15
-----------------------------------------------------------------------------------------------
Earnings before equity in earnings of ShopKo,
   and income taxes                                 1.43      1.42          1.45        1.54
Equity in earnings of ShopKo                         .02       .03           .04         .04
Provision for income taxes                          (.57)     (.56)         (.58)       (.62)
-----------------------------------------------------------------------------------------------
Net earnings                                         .88%      .89%          .91%        .96%
===============================================================================================

NET SALES

Net sales for the second quarter and year-to-date were even with last year.
Food price inflation, as measured by the company, was 1% for the quarter and .4% year-to-date compared with deflation of .8% for both periods last year. The flat sales trend was the result of a significant increase in retail food sales, offset by a moderate decline in food distribution sales. Retail food sales represented 27% and 26% of total sales for the quarter and year-to-date, respectively.

Food distribution sales decreased 1.1% and 1.6% over last year for the quarter and year-to-date, respectively. Sales were affected by the continuing but diminishing effect of last year's facility consolidations, the soft retail environment and the closing of corporate retail stores.

Retail food sales increased 11.5% for both the quarter and year-to-date periods compared with last year. The increase was primarily due to the acquisition of Hyper Shoppes, Inc. in August 1994, new store openings and an increase in same-store sales of 2% for the quarter and .1% year-to-date. The increase in sales was partially offset by the closing of underperforming retail stores under the previously announced restructuring plan.


Sales by Segment
-----------------------------------------------------------------------------------------------------------
(In thousands)                               Second Quarter (12 weeks)
-----------------------------------------------------------------------------------------------------------
                             September 9, 1995                      September 10, 1994
                         Net Sales      % of Total              Net Sales       % of Total
-----------------------------------------------------------------------------------------------------------
Food distribution       $ 3,362,238        89.0 %              $ 3,400,992        90.1 %
Retail food               1,008,391        26.6 %                  904,063        24.0 %
Less: Eliminations*        (591,232)      (15.6)%                 (531,330)      (14.1)%
-----------------------------------------------------------------------------------------------------------
 Total net sales        $ 3,779,397       100.0 %              $ 3,773,725       100.0 %
===========================================================================================================


Sales by Segment
-----------------------------------------------------------------------------------------------------------
(In thousands)                                Year-to-Date (28 weeks)
-----------------------------------------------------------------------------------------------------------
                             September 9, 1995                      September 10, 1994
                         Net Sales      % of Total              Net Sales       % of Total
-----------------------------------------------------------------------------------------------------------

Food distribution       $ 7,808,365        89.2 %              $ 7,934,901        90.5 %
Retail food               2,269,280        25.9 %                2,035,174        23.2 %
Less: Eliminations*      (1,325,211)      (15.1)%               (1,205,235)      (13.7)%
-----------------------------------------------------------------------------------------------------------
 Total net sales        $ 8,752,434       100.0 %              $ 8,764,840       100.0 %
===========================================================================================================

* Intercompany eliminations include sales to Hyper Shoppes, Inc. in fiscal 1996 of $53,771 and $121,925 for the quarter and year-to-date, respectively. In fiscal 1995, the company owned 31% of Hyper Shoppes, Inc.; therefore sales were not reported in the company's retail food results.


GROSS PROFIT

Gross profit as a percentage of net sales increased to 9.3% for both the quarter and year-to-date, compared with 8.9% and 8.8% for the same periods last year. The increases were due principally to the growing proportion within the company's total sales mix of the higher-margined retail food business. Food distribution gross profit margin decreased slightly due to the competitive retail environment. The retail food gross profit margin increased primarily due to the improved mix of higher gross margin items and the closing of underperforming retail stores.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses as a percentage of net sales were 7.1% for both the second quarter and year-to-date, compared with 6.9% and 6.7% for the same periods last year. The higher percentages were primarily due to the increased proportion of the company's retail food segment which operates at a higher selling and administrative expense percentage than the food distribution segment. Food distribution selling and administrative expenses as a percent of net sales were lower than last year for the quarter and year-to-date due to favorable insurance experience and cost reductions in other administrative areas. Retail food selling and administrative expenses as a percent of net sales were consistent with last year for the second quarter, but higher year-to-date. The higher year-to-date percentage was primarily due to increased advertising expense in response to competitive pressures and higher promotional activity associated with new store openings. The increase in retail food expenses was also due to higher supply costs resulting from the increased cost of paper and packaging supplies. The elimination of underperforming retail stores reduced expenses in the second quarter and, to a lesser degree, also impacted year-to-date expenses. Pre-tax expenses of $5.2 and $10.7 million related to the ADVANTAGE project were incurred during the second quarter and year-to-date, respectively, compared with $2.9 and $6.7 million for the same periods last year.


RESTRUCTURING AND OTHER CHARGES

In December 1994, restructuring and other charges totaling $244.0 million were incurred for the implementation of the ADVANTAGE project, the sale, closure or restructure of certain retail businesses and the recognition of certain asset impairments.

The aggregate charges included $204.8 million for activities under the restructuring plan. Management's objective under the ADVANTAGE project is to fundamentally change its business processes by improving the effectiveness and efficiency of the company's food distribution system, thus lowering the cost of goods to the company's customers, and by enhancing the market-driving support to retailer customers. Its retail food objective is to improve retail performance by eliminating certain operations and assets that do not add shareholder value and focusing on building its successful retail formats.

Under the ADVANTAGE project, food distribution costs are expected to be reduced through enhanced logistic procedures and a new pricing strategy. Planned "upstream" facilities will provide regional distribution of general merchandise, health and beauty care products and slow-moving grocery items. The construction of the Anniston, Alabama prototype upstream facility is well underway and is scheduled for completion in February 1996. A cross dock material handling system is being installed in the upstream facility allowing faster moving product to flow across the dock from the vendor truck to the SUPERVALU truck without being stored in the warehouse. The company is currently testing its new pricing strategy, Activity Based Sell, which charges retailers on a cost-to-serve basis. The new pricing strategy, which is being tested in Denver, is intended to encourage optimum economic behavior at both retail and wholesale.

The company is also developing market-driving capabilities to help independent retailers achieve new growth by offering new category management and other programs. Testing of the new category management and shelf management programs is being conducted in Denver.

Retail changes under the restructuring plan include the closing of approximately 30 underperforming stores and the refocusing on preferred formats. To date, 16 stores have been closed or sold under the plan, and the company is in negotiations for the sale of several other stores.


OPERATING EARNINGS

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo") and taxes) increased to $89.0 million in the second quarter from $85.4 million last year and were $206.2 million year-to-date compared with $206.5 million last year. Food distribution operating earnings decreased to $78.5 million from $78.8 million and to $179.9 million from $183.3 million for the second quarter and year-to-date, respectively. Food distribution operating earnings were positively impacted by a lower selling and administrative expense rate. This positive impact was offset by slightly reduced gross margins, pre-tax expenses of $4.0 and $5.6 million for the second quarter and year-to-date, respectively, related to the ADVANTAGE project and charged to this segment and the softness in sales. Retail food operating earnings increased 59.8% to $10.5 million and 13.8% to $26.3 million in the second quarter and year-to-date, respectively. Retail food operating earnings increased due to the acquisition of Hyper Shoppes, Inc. and the elimination of operating losses from the closing of underperforming stores.


INTEREST EXPENSE AND INCOME

Interest expense increased to $32.8 and $76.9 million for the second quarter and year-to-date, respectively, compared with $29.7 and $68.0 for the same periods last year, reflecting higher short-term rates and increased debt levels. Interest income decreased to $4.5 and $11.6 million for the second quarter and year-to-date, respectively, compared with $5.8 and $13.4 million for the same periods last year.


EQUITY IN EARNINGS OF SHOPKO

SUPERVALU's share of ShopKo net earnings decreased to $.9 and $3.3 million in the second quarter and year-to-date, respectively, compared with $1.3 and $3.6 million for the same periods last year. As reported by ShopKo, sales increased 9.7% to $418.2 million and net earnings decreased 32% for the second quarter compared to last year. The decrease in net earnings was primarily due to a lower gross margin percentage due to a shift in the sales mix from regular sales to lower gross margin promotional sales and continued competitive pricing pressures in the discount general merchandise marketplace. Net earnings were also affected by increased interest expense due to last year's third quarter sale of long-term debentures.


INCOME TAXES

The effective tax rate increased to 39.38% and 39.35% in the second quarter and year-to-date, respectively, compared with 38.94% and 39.27% for the same periods last year. The increase in the effective tax rate was principally due to the decreased contribution from ShopKo and the increase in goodwill amortization.


NET EARNINGS

Net earnings were $33.3 and $79.2 million for the quarter and year-to-date, respectively, compared with $33.5 and $84.1 million for the same periods last year. The decrease in net earnings was primarily due to higher net interest expense and increased expenses related to the ADVANTAGE project. In relation to the ADVANTAGE project, the company anticipates that an additional $6 to $8 million after-tax will be expended for related costs during fiscal 1996. The company currently anticipates a contribution from this project in fiscal 1997.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)    Exhibits filed with this Form 10-Q:

  (4.1)  Third Supplemental Indenture dated as of September 1, 1995 between the
          Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report dated October 2, 1995.

  (4.2)  Credit Agreement dated as of May 26, 1995 among the Registrant, the
          Banks named therein and Citibank, N.A., as Agent, is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Report dated October 2, 1995.

  (15) Letters from Deloitte & Touche regarding unaudited interim financial information.

  (27) Financial Data Schedule containing a summary of financial information extracted from the Consolidated Balance Sheets as of September 9, 1995.

  (b)    Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter. On October 2, 1995, the Registrant filed a Form 8-K Report (A) reporting under "Item 5 - Other Events" that on October 2, 1995, the Registrant entered into a Distribution Agreement dated October 2, 1995 between the Registrant and Goldman, Sachs & Co., BT Securities Corporation, Citicorp Securities, Inc. and J.P. Morgan Securities Inc., pursuant to which the Registrant may offer from time to time its Medium-Term Notes, Series B at an aggregate initial offering price not to exceed $400,000,000 and (B) filing as exhibits under "Item 7 - Financial Statements and Exhibits" a copy of certain exhibits relating thereto.

                                 SIGNATURES
                                 ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUPERVALU INC. (Registrant)

                                       By: /s/Isaiah Harris
                                           ------------------------------
                                               Isaiah Harris
Date: October 24, 1995                  Vice President & Controller
                                       (Principal Financial Officer
                                            and duly authorized
                                          officer of Registrant)