Form 10-Q/A
period 1995-09-09
SUPERVALU INC
filed 1995-10-24
CIK 95521

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Internally generated funds, principally from the company's food distribution business, continue to be the major source of capital for liquidity and capital growth. Cash provided from operations year-to-date was $259.9 million compared with $163.4 million last year. The increase was primarily due to the planned reduction of inventory levels at wholesale distribution centers as well as the reduction of inventory related to the closing of retail stores. Cash provided from operations was primarily used to finance capital expenditures of $120.1 million, repay short-term notes payable of $91.5 million and pay dividends of $32.7 million.

In December 1994, the Board of Directors approved a new treasury stock purchase program. The company may repurchase up to 5.0 million shares which may be used for any corporate purpose. The company has repurchased 2.3 million shares at a cost of approximately $62.2 million during the fiscal year and has purchased a total of 3.6 million shares under this program. The company financed the purchase of the treasury stock primarily from the sale of surplus and under-utilized property, plant and equipment.

Capital expenditures related to the ADVANTAGE project were $23.1 million year-to-date. The company expects to invest approximately $100 million in the project during fiscal 1996 to fund regional facilities, technology and various mechanization systems. The company expects that the investment in ADVANTAGE will be funded by the reduction in inventory.

SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. To that end, the company has a "shelf registration" in effect pursuant to which the company could issue $400 million of debt securities, including medium term notes with maturities ranging from 9 months to 30 years. Subsequent to the end of the second quarter, the company issued 6.5% notes due October 6, 2000 in the amount of $38.5 million and 6.15% notes due October 19, 1998 in the amount of $40 million under the shelf registration. The company also has in place a $400 million revolving credit agreement that expires in May 2000. The company has $300 million of debt due in November 1995 which it intends to refinance by utilizing the shelf registration or the available revolving credit agreement. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.

The company's financial position and long-term debt ratings are strong, with an A3 rating from Moody's Investors Services, Inc. and a BBB+ from Standard and Poor's Ratings Group. These strong ratings, the available credit facilities and internally-generated funds provide the company with the financial flexibility to meet unexpected liquidity needs.

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