Form 10-Q
period 1995-12-02
SUPERVALU INC
filed 1996-01-16
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 2, 1995.


                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................... to .......................

Commission file number 1-5418



                                SUPERVALU INC.
            (Exact name of registrant as specified in its Charter)


              DELAWARE                                    41-0617000
 ....................................        ....................................
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



           11840 Valley View Road, Eden Prairie, Minnesota    55344
 ................................................................................
              (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code         (612) 828-4000
                                                    ............................


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

Yes     X          No
    .........         ..........


The number of shares outstanding of each of the issuer's classes of Common Stock as of December 2, 1995 is as follows:

          Title of Each Class                      Shares Outstanding
          -------------------                      ------------------
             Common Shares                             67,804,122


                        PART I - FINANCIAL INFORMATION
----------------------------------------------------------------------------------


----------------------------------------------------------------------------------
Item 1: Financial Statements
----------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
----------------------------------------------------------------------------------
(In thousands, except per share data)
                                                Third Quarter (12 Weeks) Ended
                                            --------------------------------------

                                            December  2, 1995    December 3, 1994
----------------------------------------------------------------------------------

Net sales                                          $3,886,595          $3,908,194

Costs and expenses:
  Cost of sales                                     3,519,750           3,547,301
  Selling and administrative expenses                 279,502             279,559
  Amortization of goodwill                              4,060               4,588
  Restructuring and other charges                           -             244,000
  Interest
    Interest expense                                   31,076              32,563
    Interest income                                     4,750               5,463
                                                  -------------------------------
      Interest expense, net                            26,326              27,100
                                                  -------------------------------

       Total costs and expenses                     3,829,638           4,102,548
                                                  -------------------------------

Earnings (loss) before equity in earnings
  of ShopKo and income taxes                           56,957            (194,354)

Equity in earnings of ShopKo                            4,661               5,194
                                                  -------------------------------

Earnings (loss) before income taxes                    61,618            (189,160)

Provision for income taxes
 Current                                                5,333              37,572
 Deferred                                              17,840            (142,609)
                                                  -------------------------------

    Income taxes                                       23,173            (105,037)
                                                  -------------------------------

Net earnings (loss)                                $   38,445          $  (84,123)
                                                  ===============================


Net earnings (loss) per common share               $     0.57          $    (1.18)


Weighted average number of common
   shares outstanding                                  67,841              71,487

Dividends declared per common share                $    0.245          $    0.235

Supplemental information:
  After-tax LIFO (expense)                         $   (2,897)         $   (2,670)


All data subject to year-end audit.                See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF EARNINGS
---------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
---------------------------------------------------------------------------
(In thousands, except per share data)
                                                    Year-to-Date (40 Weeks) Ended
                                         ----------------------------------------------
                                         December  2, 1995             December 3, 1994
---------------------------------------------------------------------------------------
Net sales                                      $12,639,029                  $12,673,034
Costs and expenses:
  Cost of sales                                 11,460,135                   11,537,736
  Selling and administrative expenses              889,448                      856,812
  Amortization of goodwill                          13,570                       12,277
  Restructuring and other charges                        -                      244,000
  Interest
    Interest expense                               107,966                      100,518
    Interest income                                 16,345                       18,910
                                               ----------------------------------------
      Interest expense, net                         91,621                       81,608
                                               ----------------------------------------
       Total costs and expenses                 12,454,774                   12,732,433
                                               ----------------------------------------
Earnings (loss) before equity in earnings
  of ShopKo and income taxes                       184,255                      (59,399)

Equity in earnings of ShopKo                         7,990                        8,769
                                               ----------------------------------------
Earnings (loss) before income taxes                192,245                      (50,630)
Provision for income taxes
 Current                                            36,599                       83,568
 Deferred                                           37,972                     (134,203)
                                               ----------------------------------------
    Income taxes                                    74,571                      (50,635)
                                               ----------------------------------------
Net earnings                                   $   117,674                  $         5
                                               ========================================
Net earnings per common share                  $      1.72                  $         -
Weighted average number of common
  shares outstanding                                68,509                       71,540
Dividends declared per common share            $     0.725                  $     0.690
Supplemental information:
  After-tax LIFO (expense)                     $    (5,214)                 $    (4,082)


All data subject to year-end audit.       See notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                Third Quarter as of        Fiscal Year End
----------------------------------------------------------------------------------------------------------
(In thousands)                                            December 2,       December 3,      February 25,
Assets                                                           1995              1994              1995
----------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                $    5,396        $    3,923        $    4,839
  Receivables, less allowance for losses of $25,848 at
    December 2, 1995, $37,164 at December 3, 1994, and
    $29,268 at February 25, 1995                              419,162           412,789           383,458
  Inventories                                               1,179,209         1,309,453         1,109,791
  Other current assets                                        125,134           128,562           148,252
                                                           -----------------------------------------------

          Total current assets                              1,728,901         1,854,727         1,646,340

Long-term notes receivable                                     67,816            61,580            73,094

Long-term investment in direct financing leases                71,460            80,689            77,688

Property, plant and equipment
  Land                                                        163,046           194,577           202,949
  Buildings                                                   921,502           868,352           868,379
  Property under construction                                  58,747            68,389            51,640
  Leasehold improvements                                      135,097           128,896           134,094
  Equipment                                                   982,428           948,479           970,779
  Assets under capital leases                                 219,103           197,570           205,030
                                                           -----------------------------------------------

                                                            2,479,923         2,406,263         2,432,871
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                     859,230           820,926           825,546
      Assets under capital leases                              42,118            38,217            36,027
                                                           -----------------------------------------------

          Net property, plant and equipment                 1,578,575         1,547,120         1,571,298

Investment in ShopKo                                          185,967           175,875           182,839

Goodwill                                                      503,689           529,071           515,009

Other assets                                                  202,261           250,086           238,881
                                                           -----------------------------------------------

Total assets                                                4,338,669 $       4,499,148 $       4,305,149
                                                           ===============================================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                               239,125 $         365,288 $         226,168
  Accounts payable                                          1,061,845         1,045,766         1,003,106
  Current maturities of long-term debt                         10,181            10,451             9,277
  Current obligations under capital leases                     18,030            18,624            19,060
  Other current liabilities                                   175,856           166,739           189,526
                                                           -----------------------------------------------

          Total current liabilities                         1,505,037         1,606,868         1,447,137

Long-term debt                                              1,202,572         1,196,340         1,215,184

Long-term obligations under capital leases                    251,595           265,566           244,582

Other liabilities                                             184,224           233,136           205,024

Stockholders' equity
  Preferred stock                                               5,908             5,908             5,908
  Common stock                                                 75,335            75,335            75,335
  Capital in excess of par value                               12,704            13,254            12,717
  Retained earnings                                         1,304,853         1,209,792         1,236,507
  Treasury stock, at cost                                    (203,559)         (107,051)         (137,245)
                                                           -----------------------------------------------

         Total stockholders' equity                         1,195,241         1,197,238         1,193,222
                                                           -----------------------------------------------

Total liabilities and stockholders' equity                  4,338,669 $       4,499,148 $       4,305,149
                                                           ===============================================

Quarterly data subject to year-end audit.               See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                   Capital in
                                         Preferred     Common      Excess of      Treasury        Retained
                                           Stock        Stock      Par Value        Stock         Earnings        Total
-----------------------------------------------------------------------------------------------------------------------------
Balances at February 26, 1994              $5,908      $75,335      $12,966       $ (86,868)     $1,268,117     $1,275,458
Net earnings                                   -            -            -               -           43,334         43,334
Sales of common stock
  under option plans                           -            -          (290)          1,435              -           1,145
Cash dividends declared
  on common stock -
  $.925 per share                              -            -            -               -          (66,024)       (66,024)
Compensation under employee
  incentive plans                              -            -            41             253              -             294
Purchase of shares for treasury                -            -            -          (52,065)             -         (52,065)
Other                                          -            -            -               -           (8,920)        (8,920)
-----------------------------------------------------------------------------------------------------------------------------
Balances at February 25, 1995               5,908       75,335       12,717        (137,245)      1,236,507      1,193,222
Net earnings                                   -            -            -               -          117,674        117,674
Sales of common stock
  under option plans                           -            -           (13)          2,443              -           2,430
Cash dividends declared
  on common stock -
  $.725 per share                              -            -            -               -          (49,328)       (49,328)
Compensation under employee
  incentive plans                              -            -            -             (936)             -            (936)
Purchase of shares for treasury                -            -            -          (67,821)             -         (67,821)
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 2, 1995               $5,908      $75,335      $12,704       $(203,559)     $1,304,853     $1,195,241
=============================================================================================================================
Interim data subject to year-end audit.                                        See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
------------------------------------------------------------------------------------------------------------------
(In thousands)
------------------------------------------------------------------------------------------------------------------
                                                                                           Year-to-date
                                                                                         (40 weeks ended)
------------------------------------------------------------------------------------------------------------------
                                                                                 December 2,          December 3,
                                                                                        1995                 1994
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                                     $ 117,674            $       5
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings of ShopKo                                                    (7,990)              (8,769)
      Dividends received from ShopKo                                                   4,862                4,862
      Depreciation and amortization                                                  168,097              155,089
      Provision for losses on receivables                                              1,938                4,212
      Restructuring and other charges                                                      -              244,000
      Gain on sale of property, plant and equipment                                  (13,322)              (5,162)
      Deferred income taxes                                                           37,972             (137,874)
      Treasury shares contributed to employee incentive plan                             (64)                   -
  Changes in assets and liabilities:
      Receivables                                                                    (37,642)             (39,160)
      Inventory                                                                      (69,418)            (140,806)
      Other current assets                                                            (3,176)               4,744
      Direct finance leases                                                            6,451                7,371
      Accounts payable                                                                54,855               46,213
      Other liabilities                                                              (34,545)             (46,843)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            225,692               87,882
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                             (23,488)            (15,818)
  Payments received on long-term notes receivable                                      28,766              21,158
  Proceeds from sale of property, plant and equipment                                  88,255              37,908
  Purchase of property, plant and equipment                                          (186,366)           (232,576)
  Business acquisitions, net of cash acquired                                               -            (111,083)
  Other investing activities                                                           (3,432)             31,374
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (96,265)           (269,037)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net issuance of short-term notes payable                                             12,957             338,650
  Proceeds from issuance of long-term debt                                            300,000             150,000
  Repayment of long-term debt                                                        (311,708)           (222,899)
  Reduction of obligations under capital leases                                       (14,280)            (14,160)
  Proceeds (payments) for purchase of common stock under option plans                   1,431                (134)
  Dividends paid                                                                      (49,449)            (48,532)
  Payments for purchase of treasury stock                                             (67,821)            (20,693)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                  (128,870)            182,232
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                 557               1,077
Cash and cash equivalents at beginning of year                                          4,839               2,846
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of third quarter                                  $   5,396            $   3,923
==================================================================================================================

All data subject to year-end audit.                                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1995 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


Restructuring
-------------

A restructuring charge of $204.8 million was recognized in the third quarter of fiscal 1995. During the third quarter of fiscal 1996, the company utilized $14.0 million of the reserve leaving a balance of $129.7 million. The primary use of the reserve in the third quarter was for the closedown and disposal of assets at underperforming corporate retail stores which resulted in a $10.4 million charge against the reserve.


Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at December 2, 1995 and December 3, 1994 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche LLP. A copy of their report is attached as an exhibit to this report.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

In December 1994, the company recorded restructuring and other charges totaling $244 million. The charge was incurred primarily for implementation of the ADVANTAGE project, the sale, closure or restructure of certain retail food businesses and the recognition of certain asset impairment. The aggregate charges included $204.8 million for activities under the ADVANTAGE and retail restructuring plans. Management's objective under the ADVANTAGE project is to fundamentally change its business processes by improving the effectiveness and efficiency of the company's food distribution system, thus lowering the cost of goods to the company's customers, and by enhancing the market driving support to retailer customers. The retail food restructuring objectives are to improve retail performance by eliminating certain operations and assets that do not add shareholder value and to focus on building its successful retail formats.

Comparisons of the fiscal 1996 financial information to last year's third quarter and year-to-date periods are difficult because of operational, business process and other changes related to the ADVANTAGE project and the retail food restructuring which are discussed later in greater detail. Expenses related to the ADVANTAGE project are significant and have impacted earnings for the quarter and year-to-date, costing $15.6 million pre-tax this year versus $9.9 million pre-tax last year over the first three quarters. Last year the ADVANTAGE expenses represented the cost of studying the changing fundamentals of our business and the industry and formulating a plan. Accordingly, the expenses were reported in unallocated corporate expenses. This year the company has moved into the implementation phase and the ADVANTAGE expenses have been charged to the appropriate operating segment. The retail restructuring has resulted in the closing of 18 stores during the last four quarters which has reduced sales but has eliminated the losses of these underperforming corporate retail stores. This also has affected the comparison of operating results in the retail segment.

RESULTS OF OPERATIONS
---------------------

The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:


------------------------------------------------------------------------------------------
                                                   Third Quarter            Year-to-Date
                                                  (12 weeks) Ended        (40 weeks) Ended
------------------------------------------------------------------------------------------
                                                  Fiscal    Fiscal        Fiscal    Fiscal
                                                   1996      1995          1996      1995
------------------------------------------------------------------------------------------

Net sales                                         100.00%   100.00%        100.00%  100.00%
Cost of sales                                     (90.56)   (90.77)        (90.67)  (91.04)
Selling and administrative expenses                (7.29)    (7.27)         (7.15)   (6.86)
Restructuring and other charges                       --     (6.24)            --    (1.93)
Interest expense                                    (.80)     (.83)          (.85)    (.79)
Interest income                                      .12       .14            .13      .15
------------------------------------------------------------------------------------------
Earnings before equity in earnings of ShopKo,
   and income taxes                                 1.47     (4.97)          1.46     (.47)
Equity in earnings of ShopKo                         .12       .13            .06      .07
Provision for income taxes                          (.60)     1.65           (.59)     .08
ShopKo deferred tax credit                            --      1.04             --      .32
------------------------------------------------------------------------------------------
Net earnings                                         .99%    (2.15)%          .93%      --%
------------------------------------------------------------------------------------------

NET SALES

Net sales decreased .6% and .3% compared with last year for the third quarter and year-to-date periods, respectively. Food price inflation, as measured by the company, was 1.6% and .8% for the quarter and year-to-date periods, respectively, compared with deflation of .4% and .7% for the same periods last year.

Food distribution sales increased slightly over last year for the quarter but decreased 1.0% year-to-date. In both periods, sales were affected by competitive market conditions at the wholesale and retail levels and the continuing but diminishing effect of last year's facility consolidations. This effect was partially mitigated by the addition of new retail customers in food distribution. Sales were also affected by the closing of corporate retail stores under the restructuring plan announced in last year's third quarter.

Retail food sales decreased 2.3% for the quarter yet increased 6.9% year-to-date. The sales decline was caused by the closing of underperforming corporate retail stores. Same-store sales increased 2.3% for the quarter and 1.2% year-to-date. The increase in sales year-to-date was the result of the acquisition of Hyper Shoppes, Inc. in August 1994 and the inclusion of its sales for 40 weeks this year compared with 13 weeks last year. The company also opened 4 stores in the quarter and 13 year-to-date.


Sales by Segment
----------------------------------------------------------------------------------
(In thousands)                           Third Quarter (12 weeks)
----------------------------------------------------------------------------------
                             December 2, 1995                December 3, 1994
                         Net Sales      % of Total       Net Sales      % of Total
----------------------------------------------------------------------------------
Food distribution       $ 3,509,225        90.3 %       $ 3,502,119        89.6 %
Retail food               1,006,001        25.9 %         1,029,474        26.4 %
Less: Eliminations         (628,631)      (16.2)%          (623,399)      (16.0)%
----------------------------------------------------------------------------------
  Total net sales       $ 3,886,595        100.0%       $ 3,908,194       100.0 %
==================================================================================

Sales by Segment
----------------------------------------------------------------------------------
(In thousands)                            Year-to-Date (40 weeks)
----------------------------------------------------------------------------------
                             December 2, 1995                December 3, 1994
                         Net Sales      % of Total       Net Sales      % of Total
----------------------------------------------------------------------------------

Food distribution       $11,317,590        89.6 %       $11,437,020        90.2 %
Retail food               3,275,281        25.9 %         3,064,648        24.2 %
Less: Eliminations       (1,953,842)      (15.5)%        (1,828,634)      (14.4)%
----------------------------------------------------------------------------------
  Total net sales       $12,639,029        100.0%       $12,673,034       100.0 %
==================================================================================


GROSS PROFIT

Gross profit as a percentage of net sales increased to 9.4% and 9.3% for the quarter and year-to-date periods, respectively, compared with 9.2% and 9.0% for the same periods last year. The increase in the year-to-date percentage was principally caused by the growing proportion within the company's total sales mix of the higher-margined retail food business. The increase in the percentage for the quarter was due to favorable gross profit margins in both food distribution and retail food. Food distribution gross profit margin was positively impacted by favorable warehouse expense, primarily worker's compensation costs. However, this positive trend was partially offset by the competitive retail environment. The retail food gross profit margin increased for the quarter and year-to-date due to the closing of underperforming retail stores and the improved mix from higher gross margin items.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses as a percentage of net sales were 7.3% and 7.2% for the quarter and year-to-date, respectively, compared with 7.3% and 6.9% for the same periods last year. The higher year-to-date percentage was primarily due to the increased proportion of the company's retail food segment which operates at a higher selling and administrative expense percentage than the food distribution segment.

Pre-tax expenses of $4.9 and $15.6 million related to the ADVANTAGE project were incurred during the third quarter and year-to-date, respectively, compared with $3.2 and $9.9 million for the same periods last year. The ADVANTAGE expenses incurred relate to implementation costs associated under the project and other activities. These expenses include, but are not limited to, systems development, employee training, relocation, consultants costs and retailer training and promotional programs.

Under ADVANTAGE the company has accomplished the following to date: substantially completed the construction of the Anniston, Alabama prototype "upstream" facility; tested its new pricing strategy, Activity Based Sell, which charges retailers on a cost-to-serve basis and is intended to encourage optimum economic behavior at both retail and wholesale; tested a new computerized promotional system; designated and begun staffing marketing regions; and initiated comprehensive business process redesign to support on-going cost reduction.

The company is also developing market-driving capabilities to help independent retailers achieve new growth by offering new category management and other programs. Testing of the new category management and shelf management programs is being conducted in Denver, the restructuring and retraining of retail operations field staff has been completed and the company is beginning implementation of the new retail technology initiative.

Food distribution selling and administrative expenses as a percent of net sales were higher than last year for the quarter, but lower year-to-date. The higher percentage in the quarter was the result of ADVANTAGE implementation expenses totaling $4.3 million charged to this segment. Last year ADVANTAGE expenses totaling $3.2 million represented the costs of studying the changing fundamentals of our business and the industry and developing a restructuring plan, and accordingly were reported in unallocated corporate expenses. Favorable insurance experience and cost reductions in other administrative areas positively impacted expenses in the quarter and year-to-date.

Retail food selling and administrative expenses as a percent of net sales were consistent with last year for the quarter, but higher year-to-date. The higher year-to-date percentage was due to increased advertising expense in response to competitive pressures and higher promotional activity associated with new store openings. Additionally, the company experienced higher supply costs for paper and packaging supplies. The increases in promotion, store opening and supply costs were partially offset by the elimination of underperforming retail stores which reduced expenses in the quarter and year-to-date.


OPERATING EARNINGS

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo") and taxes) were $88.5 million in the third quarter compared with an operating loss of $146.9 million for last year. Year-to-date operating earnings increased to $294.7 million from $59.5 million last year. The increase in operating earnings was principally due to the restructuring and other charges recorded in the third quarter of last year. Excluding the restructuring and other charges, operating earnings increased 4.7% and 1.3% over last year for the quarter and year-to-date periods, respectively.

Food distribution operating earnings, before the restructuring and other charges, decreased slightly to $79.7 million from $80.0 million and to $259.6 million from $263.3 million for the third quarter and year-to-date, respectively. Food distribution operating earnings were positively impacted by favorable insurance experience. This positive impact was offset by pre-tax expenses of $4.3 and $9.9 million for the third quarter and year-to-date, respectively, related to ADVANTAGE expenses charged to this segment versus none last year and slightly reduced gross margins due to the competitive environment.

Retail food operating earnings, before the restructuring and other charges, increased to $8.7 million from $4.5 million and to $35.0 million from $27.6 million for the third quarter and year-to-date, respectively. Retail food operating earnings increased in the quarter and year-to-date due to the elimination of operating losses from the closing of underperforming corporate retail stores. Year-to-date retail food operating earnings also increased due to the August 1994 acquisition of Hyper Shoppes, Inc.


INTEREST EXPENSE AND INCOME

Interest expense decreased to $31.1 million for the third quarter compared with $32.6 million last year due to lower short-term debt levels, partially offset by higher short-term rates. Interest expense increased to $108.0 million year-to-date compared with $100.5 million for the same period last year, reflecting higher short-term interest rates. Interest income decreased to $4.8 and $16.3 million for the third quarter and year-to-date, respectively, compared with $5.5 and $18.9 million for the same periods last year.


EQUITY IN EARNINGS OF SHOPKO

SUPERVALU's share of ShopKo net earnings were $4.7 and $8.0 million in the third quarter and year-to-date, respectively, compared with $5.2 and $8.8 million for the same periods last year. As reported by ShopKo, sales increased 4.3% to $491.0 million and net earnings decreased 10.4% for the third quarter compared with last year. The decrease in net earnings was primarily the result of a lower gross margin percentage due to a shift in the sales mix from regular sales to lower gross margin promotional sales and continued competitive pricing pressures in the discount general merchandise marketplace. Year-to-date net earnings were also affected by increased interest expense due to last year's third quarter sale of long-term debentures.


INCOME TAXES

The effective tax rate, before the restructuring and other charges last year, increased to 37.61% and 38.79% in the third quarter and year-to-date, respectively, compared with 37.10% and 38.70% for the same periods last year. The increase in the effective tax rate was principally due to the decreased contribution from ShopKo. The year-to-date effective tax rate was also impacted by the increase in goodwill amortization.


NET EARNINGS

Net earnings were $38.4 for the third quarter compared with a net loss of $84.1 million for last year. Year-to-date net earnings increased to $117.7 million from $5 thousand last year. The increase in net earnings was related principally to last year's third quarter restructuring and other charges which was partially offset by a one-time tax credit related to the partial disposition of ShopKo. After adjusting last years' earnings to exclude these special items, net earnings increased 11.5% for the quarter and decreased .8% year-to-date. Net earnings were positively impacted by the closing of underperforming retail stores and favorable insurance experience. The decrease in the year-to-date net earnings was primarily due to higher net interest expense. In addition, increased expenses related to the ADVANTAGE project adversely impacted earnings for both the quarter and year-to-date. An additional $5 to $7 million after-tax is planned to be expended for ADVANTAGE related costs during the fourth quarter of fiscal 1996. The company is currently assessing the fiscal 1997 financial impact of the plan as a part of its annual budget and planning process. The company had anticipated a slight contribution from this project in fiscal 1997. Although ADVANTAGE initiatives are generating benefits, the company preliminarily anticipates spending under ADVANTAGE to exceed benefits through fiscal 1997 with a net contribution from this project in fiscal 1998. This is the result of the expansion and the acceleration in timing of certain ADVANTAGE programs which will drive expenses higher in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Internally generated funds, principally from the company's food distribution business, continue to be the major source of capital for liquidity and capital growth. Cash provided from operations year-to-date was $225.7 million compared with $87.9 million last year, which was not affected by restructuring and other charges recorded last year. The increase was primarily due to the planned reduction of inventory levels at wholesale distribution centers as well as the reduction of inventory related to the closing of retail stores. Cash provided from operations was primarily used to finance capital expenditures of $186.4 million.

In December 1994, the Board of Directors approved a new treasury stock purchase program. The company may repurchase up to 5.0 million shares which may be used for any corporate purpose. The company has repurchased 2.5 million shares at a cost of approximately $67.8 million during the fiscal year and has purchased a total of 3.8 million shares under this program. The company financed the purchase of the treasury stock primarily from the sale of surplus and under-utilized property, plant and equipment.

Capital expenditures related to the ADVANTAGE project were $34.5 million year-to-date. The company's budget for fiscal 1996 included $100 million to fund regional facilities, technology and various mechanization systems for the ADVANTAGE project. The company expects that the investment in the ADVANTAGE project will be funded principally by related reductions in inventory levels.

SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. The company has a $400 million "shelf registration" in effect of which $147.5 million of medium term notes were issued during the third quarter. Subsequent to the end of the third quarter, the company issued notes in the amount of $10 million under the shelf registration. The company also has in place a $400 million revolving credit agreement that expires in May, 2000. The company refinanced $300 million of debt due in November, 1995 by utilizing the shelf registration and $152.5 million of short-term commercial paper which has been classified as long-term debt as the company has the ability and intent to renew these obligations past 1996 and into future periods. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.

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

         (27) Financial Data Schedule containing a summary of financial information extracted from the Consolidated Balance Sheets as of December 2, 1995.

  (b)    Reports on Form 8-K:

             As described in the Company's form 10-Q for the quarter ended September 9, 1995, a Form 8-K was filed on October 2, 1995.

                                 SIGNATURES
                                 ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUPERVALU INC. (Registrant)


                                       By: /s/  Jeffrey C. Girard
                                           -------------------------------------
                                                Jeffrey C. Girard
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and duly authorized
                                           officer of Registrant)


                                       By: /s/  Isaiah Harris
                                           -------------------------------------
                                                Isaiah Harris
                                           Vice President & Controller
                                           (Chief Accounting Officer
                                           and duly authorized
                                           officer of Registrant)

Date:  January 16, 1996
                                      -14-