Form 10-K405
period 1996-02-24
SUPERVALU INC
filed 1996-05-23
CIK 95521

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 24, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No ___

                           [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1996 was approximately $2,070,625,576 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on March 31, 1996).

Number of shares of $1.00 par value Common Stock outstanding as of April 1, 1996: 67,458,719


                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended February 24, 1996 are incorporated into Parts I, II and IV, as specifically set forth in said Parts I, II and IV.

     2. Portions of Registrant's definitive Proxy Statement filed for Registrant's 1996 Annual Meeting of Stockholders are incorporated into
        Part III, as specifically set forth in said Part III.



                           [Cover page 2 of 2 pages]

                                     PART I
                                     ------

       Unless the context indicates otherwise, all references to the "Company," "SUPERVALU" or "Registrant" in this Annual Report on Form 10-K relate to SUPERVALU INC. and its majority-owned subsidiaries.


ITEM 1.  BUSINESS
- ------   --------

       General Development
       -------------------

       SUPERVALU INC., a Delaware corporation organized in 1925 as the successor to two wholesale grocery firms established in the 1870's, has its principal executive offices at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 612-828-4000).

       The Company is one of the largest food wholesalers and approximately the 14th largest food retailer in the nation. It is engaged in the business of selling food and nonfood products at wholesale and operating a variety of store formats at retail. The Company supplied approximately 4,618 stores (including 518 Save-A-Lot limited assortment stores) in 48 states as of the close of fiscal 1996 and approximately 4,600 stores (including 472 Save-A-Lot limited assortment stores) at the close of fiscal 1995. The Company operated at fiscal year-end 287 retail stores under several formats, including, price superstores, supercenters, food and drug combination stores, limited-assortment stores, and supermarkets, primarily under the names of Cub Foods, Shop 'n Save, bigg's, Save-A-Lot, Scott's Foods, Laneco and Hornbacher's.

       In 1991, SUPERVALU began the implementation of a strategy to focus on its core food distribution and retailing business segments. The Company executed the first major step of this strategy in October 1991 with the sale of 54% of SUPERVALU's interest in ShopKo Stores, Inc. ("ShopKo"), its discount general merchandise subsidiary, through an initial public offering. SUPERVALU continues to own a 46% interest in ShopKo which, at fiscal year end, operated 129 discount department stores in 15 states.

       In October 1992, the Company completed the acquisition of Wetterau Incorporated ("Wetterau"), resulting in a significant expansion of the geographic market and customer base compared with that previously served by SUPERVALU food wholesale and retail operations. The Company has integrated Wetterau's administrative and support services, and has combined, consolidated or closed a number of distribution operations to eliminate inefficiencies and overlap.

       In March 1994, the Company acquired Sweet Life Foods, Inc. ("Sweet Life"), a privately-owned grocery wholesale distributor serving Massachusetts, Connecticut, Maine and Eastern New York. This acquisition further strengthened the Company's New England customer base.

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

       In August 1994, the Company acquired Hyper Shoppes, Inc. ("Hyper Shoppes"), which operated five bigg's supercenters and two bigg's price superstores in the Cincinnati, Louisville and Denver markets. Prior to the transaction, SUPERVALU held a minority ownership interest in Hyper Shoppes and was the principal supplier to the bigg's stores.

       The Company has also made other smaller acquisitions from time to time to further the growth of its food distribution, retailing and bakery operations.

       In December 1994, the Company announced a change in operating strategy which included the decision to restructure certain of its operations and reassess the recoverability of underlying assets. Restructuring and other charges totaling $244 million were recorded in the third quarter of fiscal 1995 to provide for the sale, closure or restructure of certain retail businesses, certain costs and expenses incurred in connection with the ADVANTAGE project (described below) and the recognition of certain asset impairments.

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

       Under ADVANTAGE in fiscal 1996, the Company has: substantially completed the construction of the Anniston, Alabama prototype regional distribution facility; tested its new pricing strategy, Activity Based Sell, which charges retailers on a cost-to-serve basis and is intended to encourage optimum economic behavior at both retail and wholesale; tested a new computerized promotional system; designated and begun staffing marketing regions; and implemented portions of a comprehensive business process redesigned to support on-going cost reduction. Further, the Midwest regional distribution facility site has been selected with construction to begin this spring and operations expected to begin in fiscal 1998.

       Additional description of the Company's business, including the ADVANTAGE project, is contained in the "Financial Review" portion of the Company's Annual Report to the Stockholders for fiscal year 1996 (Exhibit 13), pages 16-21, which description is incorporated herein by reference.

       Financial Information about Industry Segments
       ---------------------------------------------

       Financial information about the Company's industry segments for the five years ended February 24, 1996 is incorporated by reference to page 24 of the Company's Annual Report to Stockholders for fiscal year 1996 (Exhibit
       13).

       Cautionary Statements for Purposes of the Safe Harbor Provisions of the
       -----------------------------------------------------------------------
       Private Securities Litigation Reform Act of 1995
       ------------------------------------------------

       The information in this Annual Report on Form 10-K, for the year ended February 24, 1996, includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements are detailed in
       Exhibit 99.1; other risks or uncertainties may be detailed form time to time in the Company's future Securities and Exchange Commission filings.

       Food Distribution Operations
       ----------------------------

       Description of Food Stores Served. SUPERVALU food distribution divisions sell food and non-food products at wholesale and offer a variety of retail support services to independently-owned retail food stores. At February 24, 1996, the Company was the principal supplier to approximately

       4,618 retail grocery and general merchandise stores (including 518 Save-Lot limited assortment stores), compared with 4,600 stores (including 472 Save-A-Lot limited assortment stores) served at the end of fiscal 1995.

       Retail food stores served by the Company at wholesale range in size from small convenience stores to 200,000 square foot supercenters. The Company's wholesale customer base includes single and multiple store independent operators, regional and national chains and Company owned stores, operating in a variety of formats including price superstores, supercenters, food and drug combination stores, limited assortment stores, and supermarkets.

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

       The Company is constantly endeavoring to strengthen the retail food stores it serves by assisting in the upgrading and enlarging of existing stores, establishing new stores, more aggressively merchandising its stores, developing diverse formats and retail strategies, and assisting stores to serve markets which are increasingly segmented. As part of the ADVANTAGE project, the Company is also developing market-driving capabilities to help independent retailers achieve new growth by offering new category management and other programs and services.

       Products Supplied. SUPERVALU continues to supply its retail food stores with an increasing variety and selection of products, including national and regional brands and the Company's own lines of private label products. Such private label trademarks as SUPERVALU, FLAV-O-RITE, CHATEAU, SHOP 'N SAVE, SHOPPERS VALUE, IGA, NATURE'S BEST, HOME BEST, BI-RITE, FOODLAND, PREFERRED SELECTION, SWEET LIFE, WHY PAY MORE, and others accounted for approximately 10 percent of the Company's fiscal 1996 sales to retail food stores. A majority of the sales by the Company's Save-A-Lot operations consist of Save-A-Lot created and controlled brands.

       SUPERVALU supplies private label merchandise over a broad range of products included in every department in the store: frozen, dairy, grocery, meats, bakery, deli, general merchandise and produce. These products are produced to the Company's specifications by many suppliers, some of whom are the nation's foremost manufacturers.

       In addition to making these products available, SUPERVALU also assumes a large part of the marketing and merchandising role, conducts private label sales events, and provides a wide array of in-store promotional and advertising tools and training expertise to assist the retailer in promoting private label programs to maximize sales and produce profit advantage.

       Hazelwood Farms Bakeries, Inc., a subsidiary of the Company, manufactures frozen dough and bakery products primarily for the in-store bakery market, and has customers in all 50 states as well as Canada and Mexico. Its customer base consists of wholesale food distributors, supermarket chains (including company-owned, affiliated and non-affiliated stores), fast food chains and institutional food service companies.

       The Company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

       Distribution and Costs of Merchandise. Deliveries to retail stores are made from the Company's distribution centers, usually in Company-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. Wholesale sales are made to the Company's retailers at the applicable price and fee schedule in effect at the time of sale. In connection with the ADVANTAGE project, the Company reexamined its pricing structure and is developing a new pricing approach to retailers called Activity Based Sell ("ABS"). The primary objectives of ABS are to reflect the net product price plus fees to recover the Company's cost to serve the retailer and to earn an adequate profit margin. In fiscal 1996, the Company began testing ABS in Denver, Colorado. The Company intends to begin rolling out ABS systematically in fiscal 1997.

       The Company seeks to lower its cost of product by regionalizing its food buying operations and centralizing buying for general merchandise and health and beauty products to better leverage the purchasing power of larger product orders. As part of the ADVANTAGE project, the Company is developing a two-tiered distribution system to create a national logistics network composed of its 31 existing wholesale distribution facilities plus four new regional distribution facilities which will provide regional distribution for slow moving grocery product, general merchandise and health and beauty care products. The Southeastern Regional Facility, the Company's first regional distribution facility located in Anniston, Alabama, is scheduled to become operational in the summer of 1996 and will serve five existing Southeast distribution facilities. The Company plans to begin construction of a second regional distribution facility to be located in Oglesby, Illinois in the summer of 1996, which is scheduled to become initially operational in the fall of calendar 1997 and is intended to serve 12 distribution centers and three marketing regions in the Midwest. In the Northeast, the Company will use its existing Easton, Pennsylvania operations for general merchandise and the Perryman, Maryland facility for regional slow moving grocery distribution. The Northwest will modify existing facilities to serve as a regional distribution facility. These actions are intended to improve operating efficiencies and lower cost of operations which will, in turn, reduce the cost of product to the Company's retailers.

       Services Supplied. In addition to supplying merchandise, the Company also offers retail stores a wide variety of support services, including advertising, promotional and merchandising assistance, store management assistance, retail operations counseling, computerized inventory control and ordering services, accounting, bill paying and payroll services (largely computerized), store layout and equipment planning (including point-of-sale electronic scanning), cash management, tax counseling, building design and construction services, financial and budget planning, assistance in selection and purchasing or leasing of store sites, consumer and market research and personnel management assistance. Certain Company subsidiaries operate as insurance agencies and provide comprehensive insurance programs to the Company's retail stores.

       As part of the ADVANTAGE project, the Company has begun to realign its wholesale food divisions into seven marketing regions designed to reduce the cost of services to retailers while maintaining contact with retailers and the ultimate consumer, and is in the process of analyzing the services to be offered and the fees to be charged to independent retailers. One such service to be offered to retailers is category management, which is a process designed to align product assortment with consumer preferences. The Company is testing its category management program in Denver, Colorado, and plans to systematically roll out elements of the category management program region by region beginning in fiscal 1997.

       The Company may provide financial assistance to retail stores served or to be served by it, including the acquisition, leasing and subleasing of store properties, the making of direct loans, and providing guarantees or other forms of financing. In general, loans made by the Company to independent retailers are secured by liens on inventory and/or equipment, by personal guarantees and other security. When the Company subleases store properties to retailers, the rentals are generally as high or higher than those paid by the Company.

       Retail Food Operations
       ----------------------

       At fiscal year end, the Company's retail businesses operated a total of 287 retail stores under several formats, including supermarkets, price superstores, supercenters, food and drug combination stores and limited assortment stores. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances.

       At the close of fiscal 1996, the Company's retail stores operated under the following principal formats:

       Cub Foods consists of 116 price superstores located in 13 states, 60 of which are franchised to independent retailers and 56 of which are corporately operated. Plans for fiscal 1997 include the opening of three corporate stores and five franchised stores.

       Shop 'n Save consists of 27 price superstores located in Eastern Missouri and Southern and Central Illinois. At the end of fiscal 1996, Shop 'n Save announced the intention to acquire six Price Chopper stores in the St. Louis area. These stores, not included in the above number, were acquired in the first quarter of fiscal 1997 and are being converted to the Shop 'n Save banner. Three additional Shop 'n Save price superstores are planned for fiscal 1997, one of which opened in the first quarter.

       bigg's consists of five supercenters and three discount food superstores that operate in the Cincinnati, Louisville and Denver metropolitan markets. bigg's was acquired by the Company in August 1994 when the Company acquired Hyper Shoppes, Inc. Two bigg's supercenters are planned for fiscal 1997.

       Save-A-Lot is the Company's combined wholesale and retail limited assortment operation. At fiscal year end there were 518 Save-A-Lot limited assortment stores located in 29 states, of which 106 were corporately operated. Save-A-Lot projects adding approximately 99 stores in fiscal 1997, including 19 corporately owned stores and 80 licensed units.

       Scott's Foods is a 17-store group located in the Fort Wayne, Indiana area. One new store is planned for fiscal 1997.

       Laneco, a division of the Company, operates a diverse mix of 35 retail outlets comprised predominantly of supermarkets, supercenters and discount food stores located in Pennsylvania and New Jersey. These stores operate mainly under the Laneco, Foodland, Ultra IGA and Price Slasher names and formats. One new replacement store is planned for fiscal 1997, which opened in the first quarter.

       Hornbacher's is a five-store group located in the Fargo, North Dakota area, with no new stores planned for fiscal 1997.

       Other formats operated by the Company include County Market, SUPERVALU, IGA, and Foodland.

       In fiscal 1996 the Company closed 17 retail stores as part of its restructuring plan. Pursuant to the Company's restructuring plan, the Company has closed a total of 23 retail stores under the restructuring plan. The Company is continuing its plan to close additional under-performing retail stores.

       Trademarks
       ----------

       The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or has the right to license retailers to use certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP 'N SAVE, NEWMARKET, SUPERVALU, IGA, FOODLAND and
       SUPERVALU FOOD & DRUG.   The Company registers a substantial number of is
       trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See "Food Distribution Operations -- Products Supplied". The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

       Competition
       -----------

       Since the Company's food business consists principally of supplying independently owned and operated retail food stores, its success is dependent upon the ability of those retail store operators to compete successfully with other retail food stores, and also upon its own ability to compete successfully with other wholesale distributors. Both the wholesale and the retail food businesses are highly competitive. At the wholesale level, the Company competes directly with a number of wholesalers which supply retailers and indirectly with the warehouse and distribution operations of the large integrated chains. The Company competes with other wholesale food distributors in most of its market areas on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, the location of the store sites and distribution facilities and its willingness to provide financing to its customers. See "Food Distribution Operations -- Distribution and Costs of Merchandise" and
       "-- Services Supplied."

       The principal competitive factors that affect the Company's retail segment are location, price, quality, service and consumer loyalty. Local, regional, and national food chains, as well as independent food stores and markets, comprise the principal competition, although the Company also faces competition from alternative formats including supercenters and membership warehouse clubs and from convenience stores, various formats selling prepared foods, and specialty and discount retailers.

       Employees
       ---------

       At February 24, 1996, the Company had approximately 44,800 employees. Approximately 16,000 employees are covered by collective bargaining agreements. During fiscal year 1996, 24 agreements covering 2,500 employees were re-negotiated, with one work stoppage involving approximately 250 employees for one week. In fiscal 1997, 20 contracts covering approximately 3,400 employees will expire. The Company believes that it has generally good relationships with its employees.

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

          As of February 24, 1996, ShopKo operated 129 discount retail stores in 15 states. ShopKo's corporate headquarters is located in Green Bay, Wisconsin and its stores are located primarily in medium-sized and smaller cities in the Upper Midwest and in Mountain and Pacific Northwest states. ShopKo stores carry a wide selection of branded and private label nondurable "hard line" goods such as housewares, music/videos, health and beauty aids, toys and sporting goods and "soft line" goods such as home textiles, men's, women's and children's apparel, shoes, jewelry, cosmetics and accessories. ShopKo also provides pharmacy and optical services in most of its stores. ShopKo's stores average 89,945 square feet with approximately 84% of the stores greater than 74,000 square feet. During fiscal 1996, ShopKo opened five new stores and renovated 13 stores. ShopKo plans to open one additional store in fiscal 1997. It is anticipated that seven stores will be remodeled and one leased store will be relocated during the first half of fiscal 1997. The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national discount chains, including Wal-Mart and K Mart, and with regional discount chains such as Target, and local discount stores, certain discount specialty retail chains and deep discount drug operations. One of ShopKo's subsidiaries, ProVantage, is a prescription benefit management company which provides electronic claim processing, mail service pharmacy and drug formulary management services to insurance companies and other health plan sponsors and administrators. ProVantage currently provides these services for approximately 1.6 million covered lives. Of ShopKo's five directors, two are officers of SUPERVALU.

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

ITEM 2.   PROPERTIES
- -------   ----------

          The Company's principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company. The Company also owns a 240,000 square foot office facility, One Southwest Crossing, which is located within one mile of its principal executive offices. At the end of fiscal 1996, One Southwest Crossing was fully occupied by third party tenants and Company employees. The Company plans to occupy additional space at One Southwest Crossing as certain third party leases expire.

          The following table lists the location, use and approximate size of the Company's principal warehouse, distribution and manufacturing facilities utilized in the Company's food distribution operations as of February 24, 1996:

                                                              Square     Square
                                                              Footage    Footage
Division or Location         Use                              Owned      Leased
- --------------------         ---                              -------    -------
Andover, Massachusetts       Distribution Center & Offices    454,000
Anniston, Alabama            Distribution Center & Offices               497,000
Anniston, Alabama            Advantage Logistics - Regional   225,000
                               Distribution Center
Atlanta, Georgia             Distribution Center & Offices               628,000
Atlanta, Georgia             Bakery, Warehouse and Offices    104,700
Belle Vernon, Pennsylvania   Distribution Center & Offices    713,000


                                                                     Square      Square
                                                                     Footage     Footage
 Division or Location          Use                                   Owned       Leased
 --------------------          ---                                   -------     -------
Billings, Montana              Distribution Center & Offices          255,000      10,800
Bismarck, North Dakota         Distribution Center & Offices          257,000
Buffalo Grove, Illinois        Bakery, Warehouse and Offices           47,000
Champaign, Illinois            Distribution Center & Offices          820,000     172,000
Columbus, Ohio                 Save-A-Lot Distribution Center
                                and Offices                                       182,000
Cranston, Rhode Island         Distribution Center & Offices          195,500
Denver, Colorado               Distribution Center & Offices          721,000
Des Moines, Iowa               Distribution Center & Offices          663,000
Desloge, Missouri              General Merchandise Warehouse
                                and Offices                           137,000
Fargo, North Dakota            Distribution Center & Offices          493,000
Ft. Wayne, Indiana             Distribution Center & Offices        1,099,000
Grand Prairie, Texas           Save-A-Lot Distribution Center
                                and Offices                                       139,000
Great Falls, Montana           Distribution Center & Offices          154,000
Green Bay, Wisconsin           Distribution Center & Offices          430,000     475,000
Greenville, Kentucky           Distribution Center & Offices          309,000
Hammond, Louisiana             Distribution Center & Offices          257,000
Hazelwood, Missouri            Distribution Center & Offices          459,000     310,000
Hazelwood, Missouri            Bakery, Warehouse and Offices          248,000
Hazleton, Pennsylvania         Bakery, Warehouse and Offices          112,900
Humboldt, Tennessee            Save-A-Lot Distribution Center
                                and Offices                                       212,000
Indianola, Mississippi         Distribution Center & Offices          720,500
Keene, New Hampshire           Distribution Center & Offices          176,000
Lakeland, Florida              Save-A-Lot Distribution Center
                                and Offices                                       127,000
Lexington, Kentucky            Save-A-Lot Distribution Center
                                and Offices                                       293,000
Livonia, Michigan/1/           Foodland Distributors, Distribution
                                Center                                          1,275,000
Los Angeles, California        General Merchandise Warehouse
                                and Offices                                       227,000
Lower Nazareth Township,       General Merchandise Warehouse
  Pennsylvania (Easton)         and Offices                           230,000
McMinnville, Oregon            Bakery, Warehouse and Offices          110,400
Milton, West Virginia          Distribution Center & Offices            6,000     268,000
Minneapolis, Minnesota         Distribution Center & Offices        1,594,000
New Stanton, Pennsylvania      Distribution Center & Offices          726,000
Perryman, Maryland             Distribution Center & Offices          511,000
Pleasant Prairie, Wisconsin    Distribution Center & Offices          595,000
Portland, Maine                Distribution Center & Offices          194,000
Quincy, Florida                Distribution Center & Offices          772,000

    ______________________
     /1/ Leased by Foodland Distributors in which the Company is a 50% partner.



                                                                    Square     Square
                                                                    Footage    Footage
 Division or Location          Use                                  Owned      Leased
 --------------------          ---                                  -------    -------

Reading, Pennsylvania          Distribution Center & Offices        300,560    311,611
Rochester, New York            Bakery, Warehouse and Offices         33,200
Scott City, Missouri           Distribution Center & Offices        278,000
Spokane, Washington            Distribution Center & Offices        551,000
St. Louis, Missouri            Save-A-Lot Distribution Center
                                and Offices                         147,000
Suffield, Connecticut          Distribution Center & Offices                   650,000
Tacoma, Washington             Distribution Center & Offices        910,000    113,000
Vinita Park, Missouri          Offices                                          31,000
Williamsport, Maryland         Save-A-Lot Distribution Center
                                and Offices                         173,000
Xenia, Ohio                    Distribution Center & Offices        511,000    170,000


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

         Incorporated by reference hereto is the Note captioned "Leases" of Notes to Consolidated Financial Statements on pages 32-33 of the Company's Annual Report to Stockholders for fiscal year 1996 (Exhibit
         13) for information regarding lease commitments for facilities occupied by the Company. Incorporated by reference hereto is the Note captioned "Debt" of Notes to Consolidated Financial Statements on pages 31-32 of the Company's Annual Report to Stockholders for fiscal year 1996 (Exhibit 13) for information regarding properties held subject to mortgages.

         Management of the Company believes the physical facilities and equipment described above are adequate for the Company's present needs and businesses.

ITEM 3.  LEGAL PROCEEDINGS
- ------   -----------------

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

         There was no matter submitted during the fourth quarter of fiscal year 1996 to a vote of the security holders of Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

The following table sets forth certain information concerning the executive officers of the Company as of April 1, 1996.

                                                                            YEAR ELECTED
                                                                             TO PRESENT            OTHER POSITIONS HELD WITH THE
NAME                      AGE         PRESENT POSITION                        POSITION                   COMPANY 1991-1996
- ----------------------------------------------------------------------------------------------------------------------------------
Michael W. Wright         57      Director, Chairman of the                   1982
                                  Board, President and Chief
                                  Executive Officer

Laurence L. Anderson      54      Executive Vice President, and               1995                   Executive Vice President,
                                  President and Chief Operating                                      Regional President-Retail
                                  Officer - Retail Food                                              Support Companies, 1992-
                                  Companies                                                          1995; Senior Vice President,
                                                                                                     1988-1992

Phillip A. Dabill         53      Executive Vice President; and               1995                   Executive Vice President
                                  President, Retail Services and                                     President-Retail Support
                                  Corporate Strategies                                               Companies, 1992-1995; Senior
                                                                                                     Vice President, 1988-1992

Jeffrey C. Girard         48      Executive Vice President,                   1992                   Senior Vice President. Chief
                                  Chief Financial Officer                                            Financial Officer, 1990-1992

Jeffrey Noddle            49      Executive Vice President, and               1995                   Executive Vice President,
                                  President and Chief Operating                                      Marketing, 1992-1995; Senior
                                  Officer - Wholesale Food                                           Vice President, Marketing,
                                  Companies                                                          1988-1992

David L. Boehnen          49      Senior Vice President, Law                  1991
                                  and External Relations

Gregory C. Heying         47      Senior Vice President,                      1994                   Vice President, Distribution,
                                  Distribution                                                       1994

George Z. Lopuch          46      Senior Vice President,                      1992                   Vice President, 1989-1992
                                  Strategic Planning & Research

H.S. (Skip) Smith III     49      Senior Vice President,                      1994                   Vice President, Information
                                  Information Services                                               Services, 1986-1994

Ronald C. Tortelli        50      Senior Vice President, Human                1988
                                  Resources

James R. Campbell         55      Vice President, Retail Services             1995                   Vice President, Market
                                                                                                     Development, 1993-1995;
                                                                                                     Senior Vice President,
                                                                                                     Northeast Region, 1992-1993;
                                                                                                     Minneapolis, Great Lakes
                                                                                                     and former Green Bay Divisions
                                                                                                     President, 1984-1992

George Chirtea            59      Vice President, Merchandising               1993                   Wetterau Senior Vice President,
                                                                                                     Marketing, and First Vice
                                                                                                     President-Retail Operations,
                                                                                                     1992-1993

Kim M. Erickson           42      Vice President and Treasurer                1995

Isaiah Harris             43      Vice President, Controller                  1991                   Director, Internal Control,
                                                                                                     1987-1991

                                                                         YEAR ELECTED
                                                                          TO PRESENT             OTHER POSITIONS HELD WITH THE
NAME                      AGE         PRESENT POSITION                    POSITION                     COMPANY  1991-1996
- ----------------------------------------------------------------------------------------------------------------------------------
John H. Hooley            44      Vice President, SUPERVALU; Cub            1993                   Cub Foods Division President,
                                  Foods Division President and                                     Chief Operating Officer, 1992-
                                  Chief Executive Officer                                          1993; Vice President,
                                                                                                   Merchandising, 1991-1992; Cub
                                                                                                   Foods Division Senior Vice
                                                                                                   President, Marketing and
                                                                                                   Merchandising, 1989-1991.

Michael L. Mulligan       51      Vice President,                           1992                   Vice President, Communications,
                                  Sales                                                            1985-1992

Jonathan M. Seltzer       46      Vice President, Industry &                1991                   Director,Corporate Planning,
                                  Government Relations                                             1989-1991


E. Wayne Shives           54      Vice President, Employee                  1993                   Vice President, Labor Relations,
                                  Relations                                                        1988-1993


Kristine K. Sundberg      47      Vice President, Investor Relations &      1993
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

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five years, except for George Chirtea, Kim M. Erickson and Kristine K. Sundberg.

Mr. Chirtea is Vice President, Merchandising. Prior to the Company's acquisition of Wetterau, Mr. Chirtea was Senior Vice President, Marketing, Wetterau and Wetterau First Vice President, Retail Operations from 1984 through 1992.

Ms. Erickson was elected Vice President and Treasurer in August 1995; from January 1992 through August 1995 she was Vice President and Treasurer of International Multifoods Corporation (a food service distribution and manufacturing company); and from November 1990 to December 1991 she was Vice President, Finance with Minnegasco (a public utility providing natural gas services); prior to that time she was Vice President and Treasurer of Diversified Energies, Inc. (a holding company for Minnegasco) from April 1990 to November 1990.

Ms. Sundberg was elected Vice President - Investor Relations and Communications in November, 1993; from November 1990 through November 1993, she held positions as Director, Public Affairs and Communications and Director, Communications, with Minnegasco (a public utility providing natural gas services); prior to that time she was Director, Investor Relations with Diversified Energies, Inc. (a holding company for Minnegasco) from 1986 through October 1990.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- -------  -----------------------------------------------------------------
          MATTERS
          -------

          The information called for by Item 5 as to the principal market upon which the Registrant's Common Stock is traded and as to the approximate record number of stockholders of the Registrant is hereby incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1996 (Exhibit 13) page 41.

          The information called for by Item 5 as to the Registrant's quarterly dividends and quarterly stock price ranges for the last two fiscal years is hereby incorporated by reference to the paragraph captioned "Common Stock Price" in the Financial Review Section of the Registrant's Annual Report to the Stockholders for fiscal year 1996 (Exhibit 13) page 18.

          The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is hereby incorporated by reference to the Note captioned "Debt" of Notes to Consolidated Financial Statements of the Registrant's Annual Report to the Stockholders for fiscal year 1996 (Exhibit 13) pages 31-32.

ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

          The information called for by Item 6 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1996 (Exhibit 13) pages 22-23.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  -----------------------------------------------------------------------
          OF OPERATIONS
          -------------

          The information called for by Item 7 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1996 (Exhibit 13) pages 16-21.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

          The information called for by Item 8 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1996 (Exhibit 13) pages 24-38.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------  ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.


                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

          The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant's definitive Proxy Statement dated May 24, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1996 Annual Meeting of Stockholders at pages 3-5. Certain information regarding executive officers is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION
- -------   ----------------------

          The information called for by Item 11 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 24, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1996 Annual Meeting of Stockholders at pages 7-13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------   --------------------------------------------------------------

          The information called for by Item 12 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 24, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1996 Annual Meeting of Stockholders at pages 2-3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

          The information called for by Item 13 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 24, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1996 Annual Meeting of Stockholders at page 13.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------   ---------------------------------------------------------------

          Form 10-K
          ---------

          (a) 1.   Financial Statements:

                   The following consolidated financial statements of SUPERVALU INC. and Subsidiaries are included in Part II, Item 8 (which incorporates information by reference to the
                   Registrant's 1996 Annual Report to Stockholders
                   (Exhibit 13)):

                   Independent Auditors' Report
                   Consolidated balance sheets as of February 24, 1996 and
                     February 25, 1995.
                   Consolidated statements of earnings for each of the three
                     years in the period ended February 24, 1996
                   Consolidated statements of cash flows for each of the three years in the period ended February 24, 1996
                   Consolidated statements of stockholders' equity for each of the three years in the period ended February 24, 1996
                   Notes to consolidated financial statements


        2.     Consolidated Financial Statement Schedules          Page on this Form 10-K
                 for SUPERVALU INC. and Subsidiaries:              ----------------------
               Selected Quarterly Financial Data - for the
               two years ended February 24, 1996 - included
               in Part II, Item 8 (which incorporates
               information by reference to the Registrant's
               1996 Annual Report to Stockholders
               (Exhibit 13)).

               Independent Auditors' report on schedules                      22

               Schedule VIII -  Valuation and qualifying                      23
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

f. Credit Agreement dated as of May 26, 1995 among the Registrant, the Banks named therein and Citibank, N.A., as Agent, is incorporated by reference to
     Exhibit 10.1 to the Registrant's Form 8-K Report dated October 2, 1995.

g. Rights Agreement dated as of April 12, 1989 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Report dated April 19, 1989.

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

(10) Material Contracts. The following exhibits are management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K:

a. SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated by reference to Exhibit (10)a. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1995.

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

o. SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit 10(q). to the Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

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

s.   SUPERVALU INC. Non-Employee Directors Deferred Stock Plan.

(12) Ratio of Earnings to Fixed Charges.

(13) Portions of 1996 Annual Report to Stockholders of Registrant.

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Auditors.

(24) Power of Attorney.

      (27) Financial Data Schedule.

      (99.1) Cautionary Statements pursuant to the Securities Litigation Reform Act.

(b)  Reports on Form 8-K:

No report on Form 8-K was filed during the fourth fiscal quarter of the fiscal year ended February 24, 1996.

                                   SIGNATURES
                                   ----------


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SUPERVALU INC.
                                  (Registrant)


DATE:  May 23, 1996               By:  /s/ Michael W. Wright
                                     -------------------------------
                                             Michael W. Wright
                                             Chairman of the Board;
                                             President and Chief
                                             Executive Officer


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                                DATE
- ---------                     -----                                ----


/s/   Michael W. Wright       Chairman of the Board; President;    May 23, 1996
- ----------------------------  Chief Executive Officer; and
Michael W. Wright             Director (principal executive
                                         officer)


/s/   Jeffrey C. Girard       Executive Vice President and         May 23, 1996
- ----------------------------  Chief Financial Officer (principal
Jeffrey C. Girard             financial officer)


/s/   Isaiah Harris           Vice President and Controller        May 23, 1996
- ----------------------------  (principal accounting officer)
Isaiah Harris

/s/   Herman Cain*            Director
- ----------------------------
Herman Cain

/s/   Stephen I. D'Agostino*  Director
- ----------------------------
Stephen I. D'Agostino

/s/   Edwin C. Gage*          Director
- ----------------------------
Edwin C. Gage

/s/   Vernon H. Heath*        Director
- ----------------------------
Vernon H. Heath

/s/  William A. Hodder*       Director
- ----------------------------
William A. Hodder


/s/  Garnett L. Keith, Jr.*   Director
- ---------------------------
Garnett L. Keith, Jr.


/s/  Richard L. Knowlton*     Director
- ---------------------------
Richard L. Knowlton


/s/  Charles M. Lillis*       Director
- ---------------------------
Charles M. Lillis


/s/  Harriet Perlmutter*      Director
- ---------------------------
Harriet Perlmutter


/s/  Carole F. St. Mark*      Director
- ---------------------------
Carole F. St. Mark


/s/  Winston R. Wallin*       Director
- ---------------------------
Winston R. Wallin


          *Executed this 23rd day of May, 1996, on behalf of the indicated Directors by Michael W. Wright, duly appointed Attorney-in-Fact.


                            /s/   Michael W. Wright
                            -----------------------
                            Michael W. Wright
                            Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota


We have audited the consolidated financial statements of SUPERVALU INC. (the Company) and subsidiaries as of February 24, 1996 and February 25, 1995 and for each of the three years in the period ended February 24, 1996 and have issued our report thereon dated April 5, 1996. Such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of SUPERVALU INC. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 5, 1996


SUPERVALU INC. and Subsidiaries

        SCHEDULE VIII - Valuation and Qualifying Accounts

                  COLUMN A                COLUMN B                   COLUMN C                  COLUMN D       COLUMN E
        -----------------------------   -----------       -------------------------------     ----------      --------


                                                              (1)             (2)
                                         Balance at            Charged                                        Balance at
                                          beginning           to costs         Charged to                            end
                 Description                of year       and expenses     other accounts     Deductions         of year
        -----------------------------     -----------     ------------     --------------     ----------      ----------
        Allowance for doubtful accounts:
            Year ended:
               February 24, 1996          $29,268,000        2,269,000           -   (A)       9,473,000 (B) $22,064,000
               February 25, 1995           33,820,000        1,627,000       423,000 (A)       6,602,000 (B)  29,268,000
               February 26, 1994           38,593,000        7,165,000           -   (A)      11,938,000 (B)  33,820,000


        (A)  Beginning account balances of companies acquired.

        (B) Balance consists of accounts determined to be uncollectible and charged against reserves, net of collection on accounts previously charged off.

                                 EXHIBIT INDEX
                                 -------------

                                SUPERVALU INC.
                          ANNUAL REPORT ON FORM 10-K


EXHIBIT NUMBER                  EXHIBIT
- --------------                  -------

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

*(4)f. Credit Agreement dated as of May 26, 1995 among the Registrant, the Banks named therein and Citibank, N.A., as Agent, is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Report dated October 2, 1995.

*(4)g. Rights Agreement dated as of April 12, 1989 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent.

*(10)a.          SUPERVALU INC. 1993 Stock Plan, as amended.

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

    *(10)o.         SUPERVALU INC. Directors Retirement Program, as amended.

    *(10)p.         Supplemental Executive Retirement Plan

    *(10)q.         SUPERVALU INC. Long-Term Incentive Plan

    *(10)r.         SUPERVALU INC. Bonus Plan for Designated Corporate Officers.

     (10)s.         SUPERVALU INC. Non-Employee Directors Deferred Stock Plan.

     (12)           Ratio of Earnings to Fixed Charges.

     (13)           Portions of 1996 Annual Report to Stockholders of
                    Registrant.

     (21)           Subsidiaries of the Registrant.

     (23)           Consent of Independent Auditors.

     (24)           Power of Attorney.

     (27)           Financial Data Schedule.

     (99.1) Cautionary Statements pursuant to the Securities Litigation Reform Act.

_________________
* Incorporated by Reference