Form 10-Q
period 1996-06-15
SUPERVALU INC
filed 1996-07-30
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 15, 1996.

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

Yes     X        No
    ..........      ..........

The number of shares outstanding of each of the issuer's classes of Common Stock as of July 13, 1996 is as follows:

        Title of Each Class                    Shares Outstanding
        -------------------                    ------------------

           Common Shares                           67,527,498

                        PART 1 - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Item 1: Financial Statements
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

- --------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------
(In thousands, except per share data)
                                               First Quarter (16 Weeks) Ended
                                            ------------------------------------

                                            June  15, 1996         June 17, 1995
- --------------------------------------------------------------------------------
NET SALES                                   $    4,978,761         $   4,973,037

COSTS AND EXPENSES:
  Cost of sales                                  4,499,348             4,512,696
  Selling and administrative expenses              364,444               344,596
  Amortization of goodwill                           5,591                 5,457
  Interest
    Interest expense                                41,363                44,119
    Interest income                                  5,027                 7,092
                                            ------------------------------------
      Interest expense, net                         36,336                37,027
                                            ------------------------------------

       Total costs and expenses                  4,905,719             4,899,776
                                            ====================================

EARNINGS BEFORE EQUITY IN EARNINGS
  OF SHOPKO AND INCOME TAXES                        73,042                73,261

EQUITY IN EARNINGS OF SHOPKO                         2,648                 2,468
                                            ------------------------------------

EARNINGS BEFORE INCOME TAXES                        75,690                75,729

Provision for income taxes
 Current                                            27,485                25,542
 Deferred                                            2,223                 4,236
                                            ------------------------------------

    Income tax expense                              29,708                29,778
                                            ------------------------------------

NET EARNINGS                                $       45,982         $      45,951
                                            ====================================



NET EARNINGS PER COMMON SHARE               $          .68         $         .66

Weighted average number of common
 shares outstanding                                 67,482                69,225

Dividends declared per common share         $         .245         $        .235

Supplemental information:
 After-tax LIFO income                      $        2,790         $         208

All data subject to year-end audit.

                                 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                         First Quarter as of                Fiscal Year End
- --------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                      June 15,              June 17,            February 24,
Assets                                                                  1996                  1995                    1996
- --------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                      $     5,082           $     6,109             $     5,215
  Receivables, less allowance for losses of $18,694 at
    June 15, 1996, $28,929 at June 17, 1995, and
    $22,064 at February 24, 1996                                     366,406               405,755                 380,611
  Inventories                                                      1,083,672             1,093,752               1,029,911
  Other current assets                                               125,485               137,405                 137,972
                                                                 ---------------------------------------------------------

          Total current assets                                     1,580,645             1,643,021               1,553,709

Long-term notes receivable                                            54,494                69,138                  36,731

Long-term investment in direct financing leases                       71,287                72,246                  74,185

Property, plant and equipment
  Land                                                               147,149               175,347                 146,535
  Buildings                                                          934,301               905,384                 903,621
  Property under construction                                         37,413                40,316                  53,775
  Leasehold improvements                                             140,679               137,886                 137,551
  Equipment                                                        1,023,569               951,370                 988,963
  Assets under capital leases                                        291,096               217,587                 270,549
                                                                 ---------------------------------------------------------

                                                                   2,574,207             2,427,890               2,500,994
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                            894,167               830,303                 855,429
      Assets under capital leases                                     49,566                40,170                  45,399
                                                                 ---------------------------------------------------------

          Net property, plant and equipment                        1,630,474             1,557,417               1,600,166

Investment in ShopKo                                                 193,382               182,066                 193,975

Goodwill                                                             503,748               509,251                 499,688

Other assets                                                         245,277               235,206                 225,049
                                                                 ---------------------------------------------------------

Total assets                                                     $ 4,279,307           $ 4,268,345             $ 4,183,503
                                                                 =========================================================

Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                  $   154,484           $   255,146             $   158,027
  Accounts payable                                                 1,001,728               978,639                 965,444
  Current maturities of long-term debt                                11,765                10,181                   8,483
  Current obligations under capital leases                            20,990                18,587                  17,955
  Other current liabilities                                          169,749               156,443                 176,793
                                                                 ---------------------------------------------------------

          Total current liabilities                                1,358,716             1,418,996               1,326,702

Long-term debt                                                     1,149,427             1,212,835               1,144,600

Long-term obligations under capital leases                           315,030               249,949                 300,962

Deferred income taxes                                                 39,407                     -                  37,076

Other liabilities                                                    169,142               210,290                 157,987

Stockholders' equity
  Preferred stock                                                      5,908                 5,908                   5,908
  Common stock                                                        75,335                75,335                  75,335
  Capital in excess of par value                                      12,956                12,688                  12,737
  Retained earnings                                                1,366,470             1,266,403               1,336,942
  Treasury stock, at cost                                           (213,084)             (184,059)               (214,746)
                                                                 ---------------------------------------------------------

         Total stockholders' equity                                1,247,585             1,176,275               1,216,176
                                                                 ---------------------------------------------------------

Total liabilities and stockholders' equity                       $ 4,279,307           $ 4,268,345             $ 4,183,503
                                                                 =========================================================

Quarterly data subject to year-end audit.
                                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- --------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- --------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                               Capital in
                                      Preferred       Common    Excess of       Treasury        Retained
                                          Stock        Stock    Par Value          Stock        Earnings          Total
- --------------------------------------------------------------------------------------------------------------------------
Balances at February 25, 1995          $  5,908     $ 75,335     $ 12,717     $ (137,245)    $ 1,236,507    $ 1,193,222

Net earnings                                  -            -            -              -         166,433        166,433

Sales of common stock
  under option plans                          -            -          (84)         3,458               -          3,374

Cash dividends declared
  on common stock -
  $.970 per share                             -            -            -              -         (65,998)       (65,998)

Compensation under employee
  incentive plans                             -            -          104           (869)              -           (765)

Purchase of shares for treasury               -            -            -        (80,090)              -        (80,090)
- --------------------------------------------------------------------------------------------------------------------------
Balances at February 24, 1996             5,908       75,335       12,737       (214,746)      1,336,942      1,216,176

Net earnings                                  -            -            -              -          45,982         45,982

Sales of common stock
  under option plans                          -            -          102          1,269               -          1,371

Cash dividends declared
  on common stock -
  $.245 per share                             -            -            -              -         (16,454)       (16,454)

Compensation under employee
  incentive plans                             -            -          117            393               -            510
- --------------------------------------------------------------------------------------------------------------------------
Balances at June 15, 1996               $ 5,908     $ 75,335     $ 12,956     $ (213,084)    $ 1,366,470    $ 1,247,585
- --------------------------------------------------------------------------------------------------------------------------
Interim data subject to year-end audit.                                 See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
- -------------------------------------------------------------------------------------------------------------------
(In thousands)
- -------------------------------------------------------------------------------------------------------------------
                                                                                          Year-to-date
                                                                                        (16 weeks ended)
- -------------------------------------------------------------------------------------------------------------------
                                                                                     June 15,        June 17,
                                                                                         1996            1995
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                                       $ 45,982        $ 45,951
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings of ShopKo                                                     (2,648)         (2,468)
      Dividends received from ShopKo                                                    3,241           3,241
      Depreciation and amortization                                                    68,542          64,848
      Provision for losses on receivables                                               1,788           1,699
      Gain on sale of property, plant and equipment                                    (1,020)         (1,587)
      Deferred income taxes                                                             2,223           4,236
      Treasury shares contributed to employee incentive plan                               68              66
  Changes in assets and liabilities:
      Receivables                                                                      13,983         (23,996)
      Inventory                                                                       (50,525)         16,039
      Other current assets                                                             12,917          10,656
      Direct finance leases                                                             2,869           2,536
      Accounts payable                                                                 28,829         (24,026)
      Other liabilities                                                                17,321         (11,549)
- -------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             143,570          85,646
- -------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                             (20,487)         (9,982)
  Payments received on long-term notes receivable                                       2,724          13,938
  Proceeds from sale of property, plant and equipment                                   8,633          31,063
  Purchase of property, plant and equipment                                           (66,225)        (57,787)
  Business acquisitions, net of cash acquired                                          (4,996)              -
  Other investing activities                                                          (19,039)         (4,393)
- -------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (99,390)        (27,161)
- -------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net (reduction) issuance of short-term notes payable                                 (3,543)         28,978
  Repayment of long-term debt                                                          (3,294)         (1,445)
  Reduction of obligations under capital leases                                        (7,114)         (5,100)
  Proceeds (payments) for purchase of common stock under option plans                   1,130            (309)
  Dividends paid                                                                      (31,492)        (32,720)
  Payments for purchase of treasury stock                                                   -         (46,619)
- -------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                 (44,313)        (57,215)
- -------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     (133)          1,270
Cash and cash equivalents at beginning of year                                          5,215           4,839
- -------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of first quarter                                    $  5,082        $  6,109
===================================================================================================================

All data subject to year-end audit.                           See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies
- -------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1996 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


Restructuring
- -------------

A restructuring charge of $204.8 million was recognized in the third quarter of fiscal 1995. During the first quarter of fiscal 1997, the company utilized approximately $4 million of the reserve leaving a balance of $109 million. The primary use of the reserve in the first quarter was for carrying costs and losses on disposition of property in both the food distribution and retail food segments.

Statement of Registrant
- -----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at June 15, 1996 and June 17, 1995 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:

- ---------------------------------------------------------------------------------------
                                                     First Quarter (16 weeks) Ended
- ---------------------------------------------------------------------------------------
                                                      Fiscal                 Fiscal
                                                       1997                    1996
- ---------------------------------------------------------------------------------------
Net sales                                            100.00%                  100.00%
Cost of sales                                        (90.37)                  (90.74)
Selling and administrative expenses                   (7.43)                   (7.04)
Interest expense                                       (.83)                    (.89)
Interest income                                         .10                      .14
- ---------------------------------------------------------------------------------------
Earnings before equity in earnings of ShopKo,
   and income taxes                                    1.47                     1.47
Equity in earnings of ShopKo                            .05                      .05
Provision for income taxes                             (.60)                    (.60)
- ---------------------------------------------------------------------------------------
Net earnings                                            .92%                     .92%
=======================================================================================

NET SALES

Net sales for the first quarter were even with last year, positively impacted by a 5.1% increase in retail food sales, offset by a .6% decline in food distribution sales. Food distribution sales decreased due to competitive market conditions at the wholesale and retail levels, the liquidation of a major customer and lost sales from the closing of underperforming corporate-owned retail stores. This effect was partially mitigated by the addition of new retail customers in food distribution, the growth of Save-A-Lot, and food price inflation, as measured by the company, of 1.2%. Retail food sales increased over the first quarter of last year due to new store openings and an increase in same-store sales of 4.5%. The same-store sales increase was fueled by improved performance in the price superstores and limited assortment stores, strong merchandising refocus in certain operations and a strike/lockout affecting competitors in the Denver market. The increase in retail sales was partially offset by the closing of underperforming corporate-owned retail stores in the prior fiscal year pursuant to the restructuring program.

Net Sales by Segment
- ---------------------------------------------------------------------------------------------
(In thousands)                                First Quarter (16 weeks)
- ---------------------------------------------------------------------------------------------
                                 June 15, 1996                         June 17, 1995
                          Net Sales     % of Total               Net Sales     % of Total
- ---------------------------------------------------------------------------------------------

Food distribution        $4,418,911           88.8%             $4,446,127           89.4%
Retail food               1,324,986           26.6%              1,260,889           25.4%
Less:  Eliminations        (765,136)         (15.4)%              (733,979)         (14.8)%
- ---------------------------------------------------------------------------------------------
 Total net sales         $4,978,761          100.0%             $4,973,037          100.0%
=============================================================================================

GROSS PROFIT

Gross profit as a percentage of net sales increased to 9.6% in the first quarter, compared with 9.3% in the first quarter of last year. The increase was due principally to a strong retail gross profit margin resulting from improved pricing and product mix and the closing of underperforming corporate-owned retail stores. The higher gross profit margin was also caused by the growing proportion within the company's total sales mix of the higher-margined retail food business, which represented 26.6% of total sales in the first quarter of fiscal 1997, compared with 25.4% in the first quarter of last year. Food distribution gross profit margin decreased slightly due to the competitive retail environment and the continuation of the industry's movement to every-day-low pricing, partially offset by an increased LIFO credit over last year's first quarter.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were 7.4% of net sales for the quarter compared with 7.0% in the first quarter last year. The higher percentage was primarily due to the increased proportion of the company's retail food segment which operates at a higher selling and administrative expense percentage than the food distribution segment, and to a lesser degree, increased ADVANTAGE project expenses. Food distribution selling and administrative expenses as a percent of net sales were higher than last year due to ADVANTAGE implementation expenses charged to this segment totaling $8.6 million versus $1.6 million last year. Retail food selling and administrative expenses as a percent of net sales were consistent with last year.

ADVANTAGE Expenses by Segment
=========================================================================
(In thousands)                        First Quarter (16 weeks)
- -------------------------------------------------------------------------
                                 June 15, 1996      June 17, 1995
- -------------------------------------------------------------------------
Food distribution                       $8,600             $1,600
Retail food                                700                  -
Corporate expenses                           -              3,900
- -------------------------------------------------------------------------
 Total ADVANTAGE Expenses               $9,300             $5,500
=========================================================================

Pre-tax expenses of $9.3 million related to the ADVANTAGE project were incurred during the quarter, compared with $5.5 million last year. The expenses related to project implementation costs including, but not limited to, systems development, employee training and relocation, consultants costs and retailer training and promotional programs. The increased ADVANTAGE expenses resulted from heavy implementation activity in the current quarter and expenses incurred for increased information systems support.

During the first quarter of fiscal 1997, the company achieved the following under ADVANTAGE: opened the Anniston, Alabama prototype regional distribution facility and began shipping to retailers; broke ground for the new Midwest regional distribution facility; began implementing its new pricing strategy, Activity Based Sell, in the Midwest region; and rolled out the newly developed category management program in the Northern, Southeast and Midwest marketing regions with category reviews, training and resets underway.

OPERATING EARNINGS

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo"), and taxes) decreased slightly to $116.5 million in the quarter from $117.2 million last year. Food distribution operating earnings decreased 12.8% to $88.4 million due to higher ADVANTAGE related expenses, reduced gross margin due to the competitive market and the general softness in sales. Retail food operating earnings increased 77.4% to $28.1 million in the quarter due to strong gross margin resulting from improved pricing, product mix and the closing of underperforming corporate-owned retail stores, as well as an increase in sales.


INTEREST EXPENSE AND INCOME

Interest expense decreased to $41.4 million in the quarter, compared with $44.1 million in the prior year, reflecting a reduction in debt levels and slightly lower short-term interest rates. Interest income decreased to $5.0 million in the first quarter, compared with $7.1 million in the prior year, primarily due to the reduction of notes receivable as a result of the sale of notes in the ordinary course of business.


EQUITY IN EARNINGS OF SHOPKO

SUPERVALU's share of ShopKo net earnings increased to $2.6 million in the first quarter from $2.5 million in the first quarter of last year. As reported by ShopKo, sales increased 9.0% to $610.9 million and net earnings increased 7.3% for the first quarter compared to last year. The increase in net earnings was due to strong sales related to the ProVantage prescription benefit management business.


NET EARNINGS

Net earnings for the first quarter of fiscal 1997 were $46.0 million, even with the prior year. Net earnings were positively impacted by improved retail food gross margin, offsetting increased expenses related to the ADVANTAGE project. Although ADVANTAGE initiatives are generating benefits, the company anticipates spending under ADVANTAGE to exceed benefits through fiscal 1997 with a positive contribution from this project in fiscal 1998. This is the result of the expansion and the acceleration in timing of certain ADVANTAGE programs which will drive expenses higher in fiscal 1997.


NEW ACCOUNTING STANDARDS

Impairment of long-lived assets
Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995 and was adopted in the first quarter of fiscal 1997. The adoption of SFAS No. 121 had no impact on the results of operations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Internally generated funds, principally from the company's food distribution business, continue to be the major source of capital for liquidity and capital growth. Cash provided from operations for the first quarter was $143.6 million compared with $85.6 million last year. The increase was primarily due to a reduction in receivables and increased levels of other liabilities. Cash provided by operations was impacted by increased inventory levels at retail locations resulting from new store openings and increased sales, as well as slightly higher inventory levels at wholesale distribution centers. This impact was offset by a corresponding increase in accounts payable. Cash provided from operations was primarily used to finance capital expenditures of $66.2 million and pay dividends of $31.5 million. There were no treasury stock purchases in the quarter.

SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. The company has a $400 million "shelf registration" in effect pursuant to which the company could issue $242.5 million of additional debt securities. A $400 million revolving credit agreement also is in place and expires in May 2000. Short-term commercial paper totaling $100 million has been classified as long-term debt as the company has the ability and intent to renew these obligations past fiscal 1997 and into future periods. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.

The company's financial position and long-term debt ratings remain strong, with an A3 rating from Moody's Investors Services, Inc. and a BBB+ from Standard and Poor's Ratings Group. Moody's Investors Services, Inc. announced on July 8, 1996 that it has placed the company's ratings under review. Management does not believe a rating change by Moody's, if any, would have a significant impact on the company's liquidity, borrowing cost or access to financial markets. The company's strong current and anticipated investment grade ratings, the available credit facilities and internally-generated funds provide the company with the financial flexibility to meet liquidity needs.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this 10Q includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements are detailed in Exhibit 99.1 to the company's Annual Report on Form 10K, for the Year Ended February 24, 1996; other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Registrant held its Annual Meeting of Stockholders on June 27, 1996 at which the stockholders took the following actions:

         (a) elected Edwin C. Gage, Garnett L. Keith, Jr., Richard L. Knowlton, and Carole F. St. Mark for terms expiring in 1999. The votes cast for and withheld with respect to each such Director was as follows:

                                       Votes For     Votes Withheld
                                       ----------    --------------

              Edwin C. Gage            58,270,965        619,805
              Garnett L. Keith, Jr.    58,219,816        670,954
              Richard L. Knowlton      58,258,526        632,244
              Carole F. St. Mark       58,273,190        617,580

              The Directors whose terms continued after the meeting are as follows: Herman Cain, Stephen D'Agostino, Vernon Heath, William Hodder, Charles Lillis, Harriet Perlmutter, Winston Wallin and Michael Wright.

         (b) ratified, by a vote of 58,671,778 for, 102,357 against, and 116,635 abstaining, the appointment of Deloitte & Touche LLP as the independent auditors of Registrant for the fiscal year ending February 22, 1997.

         (c) approved by a vote of 56,793,072 for, 1,789,406 against, and 308,292 abstaining, the adoption of the Non-Employee Directors Deferred Stock Plan.

         (d) approved by a vote of 49,202,420 for, 9,330,904 against, and 357,446 abstaining, the adoption of certain amendments to the 1983 Employee Stock Option Plan.

         (e) approved by a vote of 34,761,053 for, 18,874,614 against, and 721,708 abstaining, the adoption of the shareholder proposal relating to the Company's Preferred Share Purchase Rights Plan.

         Reference is hereby made to the Proxy Statement dated May 24, 1996, filed with the Commission pursuant to Regulation 14A, for further information regarding these proposals approved by the stockholders at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------

         (a)  Exhibits filed with this Form 10-Q:

              10(e) SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended.

              10(o)  SUPERVALU INC. Directors Retirement Program, as amended.

              15. Letters from Deloitte & Touche LLP regarding unaudited interim financial information.

              27.    Financial Data Schedule.


         (b)  Reports on Forms 8-K.

              No reports were filed on Form 8-K during the quarter ended June 15, 1996.


                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUPERVALU INC. (Registrant)

                                    By:     /s/ Isaiah Harris
                                        -----------------------------
                                                Isaiah Harris
Date: July 30, 1996                     Vice President and Controller
                                        (Chief Accounting Officer and
                                           duly authorized officer
                                               of Registrant)