Form 10-Q
period 1996-09-07
SUPERVALU INC
filed 1996-10-22
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 7, 1996

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

Yes      X        No
    ...........      ...........

The number of shares outstanding of each of the issuer's classes of Common Stock as of September 7, 1996 is as follows:

                Title of Each Class           Shares Outstanding
                -------------------           ------------------

                   Common Shares                  67,278,139


                        PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------


------------------------------------------------------------------------------
Item 1:  Financial Statements
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
------------------------------------------------------------------------------
(In thousands, except per share data)

                                                Second Quarter (12 Weeks) Ended
                                      ---------------------------------------------------

                                         September 7, 1996           September 9, 1995
-----------------------------------------------------------------------------------------
NET SALES                                   $3,778,745                  $3,779,397

COSTS AND EXPENSES:
 Cost of sales                               3,398,505                   3,427,689
 Selling and administrative expenses           291,616                     265,350
 Amortization of goodwill                        4,193                       4,053
 Interest
  Interest expense                              31,171                      32,771
  Interest income                                3,601                       4,503
                                      ---------------------------------------------------
   Interest expense, net                        27,570                      28,268
                                      ---------------------------------------------------
    Total costs and expenses                 3,721,884                   3,725,360
                                      ---------------------------------------------------

EARNINGS BEFORE EQUITY IN EARNINGS
 OF SHOPKO AND INCOME TAXES                     56,861                      54,037

EQUITY IN EARNINGS OF SHOPKO                     1,798                         861
                                      ---------------------------------------------------

EARNINGS BEFORE INCOME TAXES                    58,659                      54,898

PROVISION FOR INCOME TAXES
 Current                                        18,292                       5,562
 Deferred                                        4,503                      16,058
                                      ---------------------------------------------------

   Income tax expense                           22,795                      21,620
                                      ---------------------------------------------------

NET EARNINGS                                $   35,864                  $   33,278
                                      ===================================================

NET EARNINGS PER COMMON SHARE               $      .53                  $      .49

Weighted average number of common
 shares outstanding                             67,466                      68,181

Dividends declared per common share         $     .250                  $     .245

Supplemental information:
 After-tax LIFO (expense)                   $   (1,120)                 $   (2,525)


All data subject to year-end audit.          See notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
Item 1:  Financial Statements
--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                       Year-to-date (28 Weeks) Ended
                                                         -----------------------------------------------------

                                                            September 7, 1996              September 9, 1995
--------------------------------------------------------------------------------------------------------------
Net sales

Costs and expenses:                                               $ 8,757,506                    $ 8,752,434
 Cost of sales                                                      7,897,853                      7,940,385
 Selling and administrative expenses                                  656,060                        609,946
 Amortization of goodwill                                               9,784                          9,510
 Interest
   Interest expense                                                    72,534                         76,890
   Interest income                                                      8,628                         11,595
                                                            ------------------------------------------------
     Interest expense, net                                             63,906                         65,295
                                                            ------------------------------------------------

      Total costs and expenses                                      8,627,603                      8,625,136
                                                            ------------------------------------------------

Earnings before equity in earnings
 of ShopKo and income taxes                                           129,903                        127,298

Equity in earnings of ShopKo                                            4,446                          3,329
                                                            ------------------------------------------------

Earnings before income taxes                                          134,349                        130,627

Provision for income taxes
 Current                                                               45,777                         31,266
 Deferred                                                               6,726                         20,132
                                                            ------------------------------------------------
  Income tax expense                                                   52,503                         51,398
                                                            ------------------------------------------------
Net earnings                                                      $    81,846                    $    79,229
                                                            ================================================


Net earnings per common share                                     $      1.21                    $      1.15


Weighted average number of common
 shares outstanding                                                    67,475                         68,795

Dividends declared per common share                               $      .495                    $      .480

Supplemental information:
 After-tax LIFO income (expense)                                  $     1,670                    $    (2,317)


All data subject to year-end audit.                              See notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                    Second Quarter as of               Fiscal Year End
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                September 7,       September 9,            February 24,
Assets                                                                1996               1995                    1996
---------------------------------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                                     $     6,501        $     5,469              $    5,215
 Receivables, less allowance for losses of $17,417 at
  September 7, 1996, $27,884 at September 9, 1995, and
  $22,064 at February 24, 1996                                     378,031            406,794                 380,611
 Inventories                                                     1,082,294          1,029,077               1,029,911
 Other current assets                                              121,604            123,397                 137,972
                                                              -------------------------------------------------------
      Total current assets                                       1,588,430          1,564,737               1,553,709

Long-term notes receivable                                          49,076             70,241                  36,731

Long-term investment in direct financing leases                     71,429             70,870                  74,185

Property, plant and equipment
 Land                                                              144,284            168,958                 146,535
 Buildings                                                         949,573            900,827                 903,621
 Property under construction                                        30,267             45,939                  53,775
 Leasehold improvements                                            143,707            137,858                 137,551
 Equipment                                                       1,057,940            966,161                 988,963
 Assets under capital leases                                       299,955            215,241                 270,549
                                                              -------------------------------------------------------
                                                                 2,625,726          2,434,984               2,500,994
 Less accumulated depreciation and amortization
    Owned property, plant and equipment                            929,003            844,745                 855,429
    Assets under capital leases                                     53,218             43,098                  45,399
                                                              -------------------------------------------------------
      Net property, plant and equipment                          1,643,505          1,547,141               1,600,166

Investment in ShopKo                                               195,180            182,927                 193,975

Goodwill                                                           499,883            505,196                 499,688

Other assets                                                       247,962            217,335                 225,049
                                                              -------------------------------------------------------
Total assets                                                   $ 4,295,465        $ 4,158,447             $ 4,183,503
                                                              =======================================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
 Notes payable                                                 $   113,914         $  134,673             $   158,027
 Accounts payable                                                1,031,870            990,019                 965,444
 Current maturities of long-term debt                               12,634             10,181                   8,483
 Current obligations under capital leases                           21,434             18,580                  17,955
 Other current liabilities                                         178,239            176,651                 176,793
                                                              -------------------------------------------------------
      Total current liabilities                                  1,358,091          1,330,104               1,326,702

Long-term debt                                                   1,147,169          1,208,042               1,144,600

Long-term obligations under capital leases                         321,235            245,319                 300,962

Deferred income taxes                                               43,910                  -                  37,076

Other liabilities                                                  165,696            196,625                 157,987

Stockholders' equity
 Preferred stock                                                     5,908              5,908                   5,908
 Common stock                                                       75,335             75,335                  75,335
 Capital in excess of par value                                     12,951             12,708                  12,737
 Retained earnings                                               1,385,270          1,282,949               1,336,942
 Treasury stock, at cost                                          (220,100)          (198,543)               (214,746)
                                                              -------------------------------------------------------
     Total stockholders' equity                                  1,259,364          1,178,357               1,216,176
                                                              -------------------------------------------------------
Total liabilities and stockholders' equity                     $ 4,295,465        $ 4,158,447             $ 4,183,503
                                                              =======================================================

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

                                                            Capital in
                                   Preferred       Common    Excess of       Treasury      Retained
                                       Stock        Stock    Par Value          Stock      Earnings           Total
-----------------------------------------------------------------------------------------------------------------------------
Balances at February 25, 1995       $  5,908     $ 75,335     $ 12,717     $ (137,245)   $1,236,507     $ 1,193,222

Net earnings                               -            -            -             -        166,433         166,433

Sales of common stock
  under option plans                       -            -          (84)         3,458             -           3,374

Cash dividends declared
  on common stock -
  $.970 per share                          -            -            -             -        (65,998)        (65,998)

Compensation under employee
  incentive plans                          -            -          104          (869)             -            (765)

Purchase of shares for treasury            -            -            -       (80,090)             -         (80,090)

-----------------------------------------------------------------------------------------------------------------------------
Balances at February 24, 1996          5,908       75,335       12,737      (214,746)     1,336,942       1,216,176

Net earnings                               -            -            -             -         81,846          81,846

Sales of common stock
  under option plans                       -            -          100         1,533              -           1,633

Cash dividends declared
  on common stock -
  $.495 per share                          -            -            -             -        (33,518)        (33,518)

Compensation under employee
  incentive plans                          -            -          114           348              -             462

Purchase of shares for treasury            -            -            -        (7,235)             -          (7,235)

------------------------------------------------------------------------------------------------------------------------------
Balances at September 7, 1996       $  5,908     $ 75,335     $ 12,951     $(220,100)   $ 1,385,270     $ 1,259,364

==============================================================================================================================

Interim data subject to year-end audit.                                        See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Year-to-date
                                                                                                          (28 weeks ended)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 7,            September 9,
                                                                                                       1996                    1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                                     $ 81,846                $ 79,229
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings of ShopKo                                                                   (4,446)                 (3,329)
      Dividends received from ShopKo                                                                  3,241                   3,241
      Depreciation and amortization                                                                 121,963                 116,077
      Provision for losses on receivables                                                             2,716                   1,811
      Gain on sale of property, plant and equipment                                                  (1,585)                 (7,458)
      Deferred income taxes                                                                           6,726                  20,132
      Treasury shares contributed to employee incentive plan                                             23                      66
  Changes in assets and liabilities:
      Receivables                                                                                     1,430                 (25,147)
      Inventory                                                                                     (49,147)                 80,714
      Other current assets                                                                           16,689                  14,120
      Direct finance leases                                                                           5,048                   4,317
      Accounts payable                                                                               57,382                  (2,269)
      Other liabilities                                                                               7,226                 (21,578)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           249,112                 259,926
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                                           (28,211)                (16,739)
  Payments received on long-term notes receivable                                                    15,866                  19,592
  Proceeds from sale of property, plant and equipment                                                20,496                  69,874
  Purchase of property, plant and equipment                                                        (126,452)               (120,121)
  Business acquisitions, net of cash acquired                                                        (4,996)                     -
  Other investing activities                                                                        (24,380)                (10,270)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (147,677)                (57,664)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net reduction of short-term notes payable                                                         (44,113)                (91,495)
  Repayment of long-term debt                                                                        (4,683)                 (6,238)
  Reduction of obligations under capital leases                                                     (12,278)                 (9,721)
  Proceeds for purchase of common stock under option plans                                            1,372                     747
  Dividends paid                                                                                    (33,212)                (32,736)
  Payments for purchase of treasury stock                                                            (7,235)                (62,189)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                              (100,149)               (201,632)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                             1,286                     630
Cash and cash equivalents at beginning of year                                                        5,215                   4,839
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER                                                 $  6,501                $  5,469
===================================================================================================================================

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


Restructuring
-------------

A restructuring charge of $204.8 million was recognized in the third quarter of fiscal 1995. During the second quarter of fiscal 1997, the company utilized approximately $15 million of the reserve primarily for losses on disposition of property and carrying costs in both the food distribution and retail food segments. The balance of the reserve as of September 7, 1996 was $94 million.


ShopKo Stores, Inc. Sale
------------------------

On September 9, 1996 the company announced that it had agreed to sell its 14.7 million shares of ShopKo Stores, Inc. under an agreement to combine ShopKo and Phar-Mor, Inc. under a holding company, Cabot Noble, Inc. Under the terms of the agreement, the company will receive approximately $223 million in cash and short-term notes and approximately $25 million in common stock, which represents approximately a 6 percent interest in Cabot Noble. The company expects to realize a gain on the transaction which is expected to close in the fourth quarter.


Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at September 7, 1996 and September 9, 1995 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche LLP. A copy of their report is attached as an exhibit to this report.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net earnings improved 8% in the quarter, driven by strong performance in retail food. Net sales remained level, and the company continued significant focus and investment in ADVANTAGE related activities. The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:

----------------------------------------------------------------------------------------------------------------
                                                      Second Quarter           Year-to-Date
                                                     (12 weeks) Ended        (28 weeks) Ended
----------------------------------------------------------------------------------------------------------------
                                                    Fiscal      Fiscal      Fiscal      Fiscal
                                                     1997        1996        1997        1996
----------------------------------------------------------------------------------------------------------------
Net sales                                           100.00%     100.00%     100.00%     100.00%
Cost of sales                                       (89.94)     (90.69)     (90.18)     (90.72)
Selling and administrative expenses                  (7.83)      (7.13)      (7.61)      (7.08)
Interest expense                                      (.83)       (.87)       (.83)       (.88)
Interest income                                        .10         .12         .10         .13
----------------------------------------------------------------------------------------------------------------
Earnings before equity in earnings of ShopKo,
 and income taxes                                     1.50        1.43        1.48        1.45
Equity in earnings of ShopKo                           .05         .02         .05         .04
Provision for income taxes                            (.60)       (.57)       (.60)       (.58)
----------------------------------------------------------------------------------------------------------------
Net earnings                                           .95%        .88%        .93%        .91%
================================================================================================================

NET SALES

Net sales were even with last year for the quarter and year-to-date. The flat sales trend was the result of a 7.6% and 6.2% increase in retail food sales for the quarter and year-to-date, respectively, offset by a 1.5% and 1.0% decline in food distribution sales for the quarter and year-to-date, respectively.

Food distribution sales decreased due to competitive market conditions at the wholesale and retail levels, the liquidation of a major customer and lost sales from the closing of underperforming corporate-owned retail stores. This effect was partially mitigated by the addition of new retail customers in food distribution and the growth of Save-A-Lot limited assortment stores. Food price inflation, as measured by the company, was .6% and 1.0% for the quarter and year-to-date, respectively.

Retail food sales increased over last year due to new store openings and an increase in same-store sales of 2.8% and 3.6% for the quarter and year-to-date, respectively. The same-store sales increase was fueled by improved performance in the limited assortment stores and strong merchandising refocus in certain operations. The increase in retail sales was partially offset by the closing of underperforming corporate-owned retail stores in the prior fiscal year pursuant to the restructuring plan.



Net Sales by Segment
----------------------------------------------------------------------------------------------------------------
(In thousands)                                        Second Quarter (12 weeks)
----------------------------------------------------------------------------------------------------------------
                                  September 7, 1996                              September 9, 1995
                             Net Sales       % of Total                      Net Sales       % of Total
----------------------------------------------------------------------------------------------------------------

Food distribution          $ 3,310,689           87.6 %                    $ 3,362,238           89.0 %
Retail food                  1,085,125           28.7                        1,008,391           26.6
Less: Eliminations            (617,069)         (16.3)                        (591,232)         (15.6)
----------------------------------------------------------------------------------------------------------------
 Total net sales           $ 3,778,745          100.0 %                    $ 3,779,397          100.0 %
================================================================================================================

Net Sales by Segment
----------------------------------------------------------------------------------------------------------------
(In thousands)                                        Year-to-Date  (28 weeks)
----------------------------------------------------------------------------------------------------------------
                                  September 7, 1996                              September 9, 1995
                             Net Sales       % of Total                      Net Sales       % of Total
----------------------------------------------------------------------------------------------------------------

Food distribution          $ 7,729,600           88.3 %                    $ 7,808,365           89.2 %
Retail food                  2,410,111           27.5                        2,269,280           25.9
Less: Eliminations          (1,382,205)         (15.8)                      (1,325,211)         (15.1)
----------------------------------------------------------------------------------------------------------------
 Total net sales           $ 8,757,506          100.0 %                    $ 8,752,434          100.0 %
================================================================================================================

Gross Profit

Gross profit as a percentage of net sales increased to 10.1% and 9.8% in the quarter and year-to-date, respectively, compared with 9.3% for the same periods last year. The increases were due principally to the growing proportion within the company's total sales mix of the higher-margined retail food business. Food distribution gross profit margin increased for the quarter and year-to-date due primarily to a reduction in LIFO expense. Retail food gross profit margin increased for the quarter and year-to-date as a result of pricing adjustments from price modeling, changed promotional practices, improved product mix and the closing of underperforming corporate-owned retail stores.


Selling and administrative expenses

Selling and administrative expenses were 7.8% and 7.6% of net sales for the quarter and year-to-date, respectively, compared with 7.1% for the same periods last year. The higher percentages were primarily due to the increased proportion of the company's retail food segment which operates at a higher selling and administrative expense percentage than the food distribution segment and continuing ADVANTAGE project expenses. Food distribution selling and administrative expenses as a percent of net sales were higher than last year due to increased systems development costs associated with ADVANTAGE and the impact of fixed expenses as a percent of slightly decreased sales. Retail food selling and administrative expenses as a percent of net sales were consistent with last year.

The company has integrated many of the ADVANTAGE activities into its regular business, consequently these expenses are no longer broken out from other selling and administrative expenses. The continuing ADVANTAGE expenses related to project implementation costs including, but not limited to, increased systems development costs, regional organizational realignment costs, employee training and relocation, consultants costs and retailer training and promotional programs.

Under ADVANTAGE, during fiscal 1997 the company has opened the Anniston, Alabama prototype regional distribution facility and has begun the following: distributing general merchandise and health and beauty care products from the Anniston facility to most of the customers in the Southeast region; reconfiguring the existing local distribution centers in the Southeast region to achieve additional cost efficiencies; constructing the Midwest regional distribution facility; training retailers for the category management program in the Midwest and Central regions; and selecting stores for a category management pilot in the Southeast region. During the quarter, the company also continued its Activity Based Sell rollout efforts in the Midwest region.


OPERATING EARNINGS

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo"), and taxes) increased slightly to $89.6 million in the quarter from $89.0 million last year and were $206.1 million year-to-date compared with $206.2 million last year. Food distribution operating earnings decreased 10.0% to $70.7 million and 11.6% to $159.1 million in the quarter and year-to-date, respectively, due to higher ADVANTAGE related expenses and the general softness in sales, partially offset by a reduction in LIFO expense. Retail food operating earnings increased 80.3% to $19.0 million and 78.6% to $47.0 million in the quarter and year-to-date, respectively, due to strong gross margin resulting from pricing, promotional and product mix changes and the closing of underperforming corporate-owned retail stores, as well as an increase in sales.


INTEREST EXPENSE AND INCOME

Interest expense decreased to $31.1 and $72.5 million for the quarter and year-to-date, respectively, compared with $32.8 and $76.9 million for the same periods last year, reflecting a reduction in debt levels and slightly lower short-term interest rates. Interest income decreased to $3.6 and $8.6 million for the quarter and year-to-date, respectively, compared with $4.5 and $11.6 million for the same periods last year, primarily due to the reduction of notes receivable as a result of the sale of notes in the ordinary course of business.


EQUITY IN EARNINGS OF SHOPKO

SUPERVALU's share of ShopKo net earnings increased to $1.8 million and $4.4 million in the quarter and year-to-date, respectively, compared with $.9 million and $3.3 million for the same periods last year. As reported by ShopKo, sales increased 19.2% to $498.5 million and net earnings increased 109.8% for the second quarter compared with last year. The increase in net earnings was due to strong sales related to the ProVantage prescription benefit management business and an increase in comparable store sales of 6.4% for the quarter.

INCOME TAXES

The effective tax rate decreased to 38.9% and 39.1% in the quarter and year-to-date, respectively, compared with 39.4% for the same periods last year. The decrease in the effective tax rate was due to the increased contribution from ShopKo.


NET EARNINGS

Net earnings were $35.9 and $81.8 million for the quarter and year-to-date, respectively, compared with $33.3 and $79.2 million for the same periods last year. Net earnings were positively impacted by improved retail food gross margin which more than offset increased expenses related to the ADVANTAGE project. Although ADVANTAGE initiatives are generating benefits, the company anticipates spending under ADVANTAGE to exceed benefits through fiscal 1997 with a positive contribution from this project in fiscal 1998. The company will continue to assess the costs and benefits anticipated under the ADVANTAGE program as part of its annual budget and planning process.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Internally generated funds, principally from the company's food distribution business, continued to be the major source of capital for liquidity and capital growth. Cash provided from operations year-to-date was $249.1 million compared with $259.9 million last year. The slight decrease was due to increased inventory levels primarily at the retail locations resulting from new store openings, partially offset by a corresponding increase in accounts payable. The decrease was also partly offset by increased levels of other liabilities and a reduction in receivables. Cash provided from operations was primarily used to finance capital expenditures of $126.4 million, repay short-term notes payable of $44.1 million and pay dividends of $33.2 million.

During the quarter, the Board of Directors rescinded the previous treasury stock purchase program and approved a new treasury stock purchase program authorizing the company to repurchase up to 5.0 million shares to fund stock related compensation plans. The company has repurchased 258,000 shares at a cost of $7.2 million under the new program as of the end of the second quarter. There were no treasury stock purchases under the old program during fiscal 1997.

On September 9, 1996 the company announced that it had agreed to sell its 14.7 million shares of ShopKo Stores, Inc. under an agreement to combine ShopKo and Phar-Mor, Inc. under a holding company, Cabot Noble, Inc. Under the terms of the agreement, the company will receive approximately $223 million in cash and short-term notes and approximately $25 million in common stock, which represents approximately a 6 percent interest in Cabot Noble. The company expects to realize a gain on the transaction which is expected to close in the fourth quarter. The use of the proceeds from the transaction may include growing the existing food distribution and retail businesses through internal initiatives or acquisitions, buying back company stock and paying off debt.

SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. The company has a $400 million "shelf registration" in effect pursuant to which the company could issue $242.5 million of additional debt securities. A $400 million revolving credit agreement also is in place and expires in May 2000. Short-term commercial paper totaling $100 million has been classified as long-term debt as the company has the ability and intent to renew these obligations beyond one year. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.

The company's financial position and long-term debt ratings remain strong, with a BBB+ rating from Standard and Poor's Ratings Group. On October 10, 1996 Moody's Investors Services, Inc. lowered its rating on the company's long-term debt to Baa1 from A3 and confirmed the commercial paper rating at P-2. Moody's Investors Services, Inc. announced that the downgrade reflected the slower than expected benefits accruing from the ADVANTAGE project in the context of challenging competitive conditions in the grocery wholesaling industry. This change does not impair the company's ability to obtain financing and is expected to have only a minimal impact on the company's borrowing costs in the future. The company's investment grade ratings, the available credit facilities and internally-generated funds provide the company with the financial flexibility to meet liquidity needs.


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

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

   (a)    Exhibits filed with this Form 10-Q:

          (10)a. First Amendment of SUPERVALU STORES, INC. Nonqualified Supplemental Executive Retirement Plan.

          (10)b.  SUPERVALU INC. Non-Employee Directors Deferred Stock Plan.

          (10)c. Amendments to SUPERVALU INC. Deferred Compensation Plan and SUPERVALU INC. Executive Deferred Compensation Plan II.

          (15) Letters from Deloitte & Touche regarding unaudited interim financial information.

          (27) Financial Data Schedule containing a summary of financial information extracted from the Consolidated Balance Sheets as of September 7, 1996.

   (b)    Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter.


                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUPERVALU INC. (Registrant)

                                       By:\s\Isaiah Harris
                                          ---------------------------------
                                              Isaiah Harris
Date:  October 22, 1996                  Vice President & Controller
                                         (Principal Accounting Officer
                                            and duly authorized
                                            officer of Registrant)