Form 10-Q
period 1996-11-30
SUPERVALU INC
filed 1997-01-14
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended November 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ......................

Commission file number 1-5418

                                SUPERVALU INC.
            (Exact name of registrant as specified in its Charter)

          DELAWARE                                   41-0617000
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

11840 Valley View Road, Eden Prairie, Minnesota  55344
--------------------------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code        (612) 828-4000
                                                  ------------------------------

Former name, former address and former fiscal year, if changed since last report:

                                      N/A
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
   ----------    ----------

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 30, 1996 is as follows:

     Title of Each Class        Shares Outstanding
     -------------------        ------------------

       Common Shares                66,917,997


                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Item 1:  Financial Statements
--------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                  Third Quarter (12 Weeks) Ended
                                               ---------------------------------------

                                               November 30, 1996      December 2, 1995
--------------------------------------------------------------------------------------
Net sales                                         $   3,904,841           $  3,886,595

Costs and expenses:
  Cost of sales                                       3,519,631              3,519,750
  Selling and administrative expenses                   291,940                279,502
  Amortization of goodwill                                4,488                  4,060
  Interest
    Interest expense                                     32,523                 31,076
    Interest income                                       3,233                  4,750
                                                  ------------------------------------
      Interest expense, net                              29,290                 26,326
                                                  ------------------------------------

       Total costs and expenses                       3,845,349              3,829,638
                                                  ------------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                             59,492                 56,957

Equity in earnings of ShopKo                              5,023                  4,661
                                                  ------------------------------------

Earnings before income taxes                             64,515                 61,618

Provision for income taxes
  Current                                                22,624                  5,333
  Deferred                                                1,674                 17,840
                                                  ------------------------------------

    Income tax expense                                   24,298                 23,173
                                                  ------------------------------------

Net earnings                                      $      40,217           $     38,445
                                                  ====================================



Net earnings per common share                     $         .60           $        .57


Weighted average number of common
  shares outstanding                                     67,110                 67,841

Dividends declared per common share               $        .250           $       .245

Supplemental information:
  After-tax LIFO expense                          $      (3,300)          $     (2,897)


All data subject to year-end audit.           See notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Item 1:  Financial Statements
----------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
----------------------------------------------------------------------------------
(In thousands, except per share data)
                                               Year-to-date (40 Weeks) Ended
                                            --------------------------------------

                                            November 30, 1996     December 2, 1995
----------------------------------------------------------------------------------
Net sales                                     $  12,662,347           $ 12,639,029

Costs and expenses:
  Cost of sales                                  11,417,484             11,460,135
  Selling and administrative expenses               948,000                889,448
  Amortization of goodwill                           14,272                 13,570
  Interest
    Interest expense                                105,057                107,966
    Interest income                                  11,861                 16,345
                                              ------------------------------------
      Interest expense, net                          93,196                 91,621
                                              ------------------------------------

       Total costs and expenses                  12,472,952             12,454,774
                                              ------------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                        189,395               184,255

Equity in earnings of ShopKo                          9,469                 7,990
                                              -----------------------------------

Earnings before income taxes                        198,864               192,245

Provision for income taxes
  Current                                            68,401                36,599
  Deferred                                            8,400                37,972
                                              -----------------------------------

    Income tax expense                               76,801                74,571
                                              -----------------------------------

Net earnings                                  $     122,063           $   117,674
                                              ===================================



Net earnings per common share                 $        1.81           $      1.72

Weighted average number of common
  shares outstanding                                 67,366                68,509

Dividends declared per common share           $        .745           $      .725

Supplemental information:
  After-tax LIFO expense                      $      (1,630)          $    (5,214)


All data subject to year-end audit.         See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                       Third Quarter as of        Fiscal Year End
----------------------------------------------------------------------------------------------------------------
(In thousands)                                                   November 30,        December 2,    February 24,
Assets                                                                   1996               1995            1996
----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                        $    7,134         $    5,396      $    5,215
  Receivables, less allowance for losses of $17,554 at
    November 30, 1996, $25,848 at December 2, 1995, and
    $22,064 at February 24, 1996                                      440,422            419,162         380,611
  Inventories                                                       1,285,973          1,179,209       1,029,911
  Other current assets                                                126,973            125,134         137,972
                                                                   ---------------------------------------------

          Total current assets                                      1,860,502          1,728,901       1,553,709

Long-term notes receivable                                             56,719             67,816          36,731

Long-term investment in direct financing leases                        70,672             71,460          74,185

Property, plant and equipment
  Land                                                                143,438            163,046         146,535
  Buildings                                                           960,780            921,502         903,621
  Property under construction                                          21,841             58,747          53,775
  Leasehold improvements                                              148,009            135,097         137,551
  Equipment                                                         1,072,010            982,428         988,963
  Assets under capital leases                                         303,614            219,103         270,549
                                                                   ---------------------------------------------

                                                                    2,649,692          2,479,923       2,500,994
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                             958,874            859,230         855,429
      Assets under capital leases                                      55,211             42,118          45,399
                                                                   ---------------------------------------------

          Net property, plant and equipment                         1,635,607          1,578,575       1,600,166

Investment in ShopKo                                                  198,582            185,967         193,975

Goodwill                                                              495,528            503,689         499,688

Other assets                                                          248,589            202,261         225,049
                                                                   ---------------------------------------------

Total assets                                                       $4,566,199         $4,338,669      $4,183,503
                                                                   =============================================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                    $  291,095         $  239,125      $  158,027
  Accounts payable                                                  1,071,508          1,061,845         965,444
  Current maturities of long-term debt                                 62,941             10,181           8,483
  Current obligations under capital leases                             21,313             18,030          17,955
  Other current liabilities                                           203,772            175,856         176,793
                                                                   ---------------------------------------------

          Total current liabilities                                 1,650,629          1,505,037       1,326,702

Long-term debt                                                      1,099,130          1,202,572       1,144,600

Long-term obligations under capital leases                            322,543            251,595         300,962

Deferred income taxes                                                  56,201                  -          37,076

Other liabilities                                                     165,671            184,224         157,987

Stockholders' equity
  Preferred stock                                                       5,908              5,908           5,908
  Common stock                                                         75,335             75,335          75,335
  Capital in excess of par value                                       13,010             12,704          12,737
  Retained earnings                                                 1,408,715          1,304,853       1,336,942
  Treasury stock, at cost                                            (230,943)          (203,559)       (214,746)
                                                                   ---------------------------------------------

         Total stockholders' equity                                 1,272,025          1,195,241       1,216,176
                                                                   ---------------------------------------------

Total liabilities and stockholders' equity                         $4,566,199         $4,338,669      $4,183,503
                                                                   =============================================

Quarterly data subject to year-end audit.                            See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                    Capital in
                                Preferred   Common   Excess of  Treasury     Retained
                                    Stock    Stock   Par Value     Stock     Earnings      Total
--------------------------------------------------------------------------------------------------

Balances at February 25, 1995     $5,908   $75,335    $12,717   $(137,245)  $1,236,507  $1,193,222

Net earnings                           -         -          -           -      166,433     166,433

Sales of common stock
  under option plans                   -         -        (84)      3,458            -       3,374

Cash dividends declared
  on common stock -
  $.970 per share                      -         -          -           -      (65,998)    (65,998)

Compensation under employee
  incentive plans                      -         -        104        (869)           -        (765)

Purchase of shares for treasury        -         -          -     (80,090)           -     (80,090)

--------------------------------------------------------------------------------------------------
Balances at February 24, 1996      5,908    75,335     12,737    (214,746)   1,336,942   1,216,176

Net earnings                           -         -          -           -      122,063     122,063

Sales of common stock
  under option plans                   -         -        159       2,322            -       2,481

Cash dividends declared
  on common stock -
  $.745 per share                      -         -          -           -      (50,290)    (50,290)

Compensation under employee
  incentive plans                      -         -        114         326            -         440

Purchase of shares for treasury        -         -          -     (18,845)           -     (18,845)

--------------------------------------------------------------------------------------------------
Balances at November 30, 1996     $5,908   $75,335    $13,010   $(230,943)  $1,408,715  $1,272,025
==================================================================================================

                                 See notes to consolidated financial statements.

Interim data subject to year-end audit.


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Year-to-date
                                                                                       (40 weeks ended)
---------------------------------------------------------------------------------------------------------------------------------
                                                                       November 30,                        December 2,
                                                                               1996                               1995
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                            $ 122,063                          $ 117,674
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings of ShopKo                                           (9,469)                            (7,990)
      Dividends received from ShopKo                                          4,862                              4,862
      Depreciation and amortization                                         176,906                            168,097
      Provision for losses on receivables                                     6,138                              1,938
      Gain on sale of property, plant and equipment                          (1,410)                           (13,322)
      Deferred income taxes                                                   8,400                             37,972
      Treasury shares contributed to employee incentive plan                     23                                (64)
  Changes in assets and liabilities:
      Receivables                                                           (64,383                            (37,642)
      Inventory                                                            (252,826)                           (69,418)
      Other current assets                                                   21,226                             (3,176)
      Direct finance leases                                                   7,244                              6,451
      Accounts payable                                                      102,639                             54,855
      Other liabilities                                                      29,037                            (34,545)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   150,450                            225,692
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                   (41,209)                           (23,488)
  Payments received on long-term notes receivable                            21,221                             28,766
  Proceeds from sale of property, plant and equipment                        39,171                             88,255
  Purchase of property, plant and equipment                                (177,237)                          (186,366)
  Business acquisitions, net of cash acquired                                (4,996)                                 -
  Other investing activities                                                (31,777)                            (3,432)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (194,827)                           (96,265)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net issuance of short-term notes payable                                  133,068                             12,957
  Proceeds from issuance of long-term debt                                    3,193                            147,500
  Repayment of long-term debt                                                (5,608)                          (159,208)
  Reduction of obligations under capital leases                             (17,562)                           (14,280)
  Proceeds for purchase of common stock under option plans                    2,159                              1,431
  Dividends paid                                                            (50,109)                           (49,449)
  Payments for purchase of treasury stock                                   (18,845)                           (67,821)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          46,296                           (128,870)
----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                     1,919                                557
Cash and cash equivalents at beginning of year                                5,215                              4,839
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of third quarter                          $  7,134                           $  5,396
==================================================================================================================================
All data subject to year-end audit.                                                See notes to consolidated financial statements.

                                       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1996 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


Restructuring
-------------

A restructuring charge of $204.8 million was recognized in the third quarter of fiscal 1995. During the third quarter of fiscal 1997, the company utilized approximately $10 million of the reserve primarily for losses on disposition of property and carrying costs in both the food distribution and retail food segments as well as employee separation costs. Losses on disposition of property included the disposal of land and building for previously closed retail stores.


ShopKo Stores, Inc. Sale
------------------------

On September 9, 1996 the company announced that it had agreed to sell its 14.7 million shares of ShopKo Stores, Inc. under an agreement to combine ShopKo and Phar-Mor, Inc. under a holding company, Cabot Noble, Inc. Under the terms of the agreement, the company will receive approximately $223 million in cash and approximately $25 million in common stock, which represents approximately a 6 percent interest in Cabot Noble. The company expects to realize a gain on the transaction which is expected to close late in the fourth quarter, fiscal 1997, or early in the first quarter, fiscal 1998.


Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at November 30, 1996 and December 2, 1995 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche LLP. A copy of their report is attached as an exhibit to this report.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Net earnings increased 5% in the quarter, driven by strong performance in the retail food segment. Net sales were even with last year as the company continued significant focus and investment in ADVANTAGE related activities. The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:

---------------------------------------------------------------------------------------------
                                                  Third Quarter              Year-to-Date
                                               (12 weeks)  Ended          (40 weeks) Ended
---------------------------------------------------------------------------------------------
                                                 Fiscal    Fiscal           Fiscal   Fiscal
                                                  1997      1996             1997      1996
---------------------------------------------------------------------------------------------
Net sales                                        100.00%   100.00%          100.00%  100.00%
Cost of sales                                    (90.14)   (90.56)          (90.17)  (90.67)
Selling and administrative expenses               (7.59)    (7.29)           (7.60)   (7.15)
Interest expense                                   (.83)     (.80)            (.83)    (.85)
Interest income                                     .08       .12              .10      .13
---------------------------------------------------------------------------------------------
Earnings before equity in earnings of ShopKo,
   and income taxes                                1.52      1.47             1.50     1.46
Equity in earnings of ShopKo                        .13       .12              .07      .06
Provision for income taxes                         (.62)     (.60)            (.61)    (.59)
---------------------------------------------------------------------------------------------
Net earnings                                       1.03%      .99%             .96%     .93%
=============================================================================================

NET SALES

Net sales were even with last year for the quarter and year-to-date. Retail food sales increased 7.8% and 6.7% for the quarter and year-to-date, respectively, offset by a 1.0% decline in food distribution segment sales for both the quarter and year-to-date.

Food distribution sales decreased slightly due to competitive market conditions at the wholesale and retail levels, the planned discontinuance of service to a major customer in the Southeast and the continuing impact of the liquidation of a major customer in the Northeast. This effect was partially mitigated by the addition of new retail customers in food distribution and the growth of Save-A-Lot limited assortment stores. Save-A-Lot acquired 21 limited assortment stores and a distribution facility during the quarter, marking its entry into the California market. Food price inflation, as measured by the company, was 1.4% and 1.1% for the quarter and year-to-date, respectively.

Retail food sales increased over last year due primarily to new store openings. The increase in retail sales was partially offset by the closing of underperforming corporate-owned retail stores in the prior fiscal year pursuant to the restructuring plan. Same store sales increased .8% and 2.8% for the quarter and year-to-date, respectively. The same-store sales trend was caused by improved performance in the limited assortment stores and strong merchandising refocus in certain operations, offset somewhat by increased competition in the Cincinnati market.



Net Sales by Segment
-------------------------------------------------------------------------------
(In thousands)                         Third Quarter (12 weeks)
-------------------------------------------------------------------------------
                            November 30, 1996            December 2, 1995
                          Net Sales   % of Total     Net Sales     % of Total
-------------------------------------------------------------------------------
Food distribution         $3,473,122     88.9%       $3,509,225        90.3%
Retail food                1,084,109     27.8         1,006,001        25.9
Less:  Eliminations         (652,390)   (16.7)         (628,631)      (16.2)
-------------------------------------------------------------------------------
 Total net sales          $3,904,841    100.0%       $3,886,595       100.0%
===============================================================================

Net Sales by Segment
-------------------------------------------------------------------------------
(In thousands)                         Year-to-Date  (40 weeks)
-------------------------------------------------------------------------------
                             November 30, 1996           December 2, 1995
                           Net Sales  % of Total      Net Sales   % of Total
-------------------------------------------------------------------------------

Food distribution        $11,202,722     88.5%      $11,317,590        89.6%
Retail food                3,494,220     27.6         3,275,281        25.9
Less:  Eliminations       (2,034,595)   (16.1)       (1,953,842)      (15.5)
-------------------------------------------------------------------------------
 Total net sales         $12,662,347    100.0%      $12,639,029       100.0%
===============================================================================

GROSS PROFIT

Gross profit as a percentage of net sales increased to 9.9% and 9.8% in the quarter and year-to-date, respectively, compared with 9.4% and 9.3%, respectively for the same periods last year. The increases were due principally to the growing proportion within the company's total sales mix of the higher-margined retail food business. Food distribution gross profit margin increased for the quarter and year-to-date due primarily to certain merchandising initiatives. Year-to-date gross profit margin also increased due to favorable LIFO expense. Retail food gross profit margin increased for the quarter and year-to-date as a result of pricing adjustments from price modeling, changed promotional practices, improved product mix and the closing of underperforming corporate-owned retail stores.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were 7.6% of net sales for both the quarter and year-to-date, compared with 7.3% and 7.2% for the same periods last year. The higher percentage was primarily due to the increased proportion of the company's retail food segment, which operates at a higher selling and administrative expense percentage than the food distribution segment, and the increase in direct and indirect costs related to the transformation of the distribution operations through the ADVANTAGE program. Food distribution selling and administrative expenses as a percent of net sales were higher than last year due to increased expenses associated with ADVANTAGE and the impact of fixed expenses as a percent of slightly decreased sales. Retail food selling and administrative expenses as a percent of net sales were lower than last year due primarily to fixed expenses as a percent of higher sales and tight expense control.

The continuing ADVANTAGE expenses were incurred in connection with project implementation costs including, but not limited to, increased systems development costs, regional organizational realignment costs, employee training and relocation, consulting fees and retailer training and promotional programs.

Substantial progress has been made in the company's ADVANTAGE initiatives. During fiscal 1997 the company has opened the Anniston, Alabama regional distribution facility and has begun the following: distributing general merchandise and health and beauty care products from the Anniston facility to most of the customers in the Southeast region; reconfiguring the existing local distribution centers in the Southeast region to achieve additional cost efficiencies; commencing construction of the Midwest regional distribution facility; training retailers for the category management program in the Midwest and Central regions; and category management program efforts in various phases of implementation across four of seven regions. Activity Based Sell efforts in the Midwest region have been rescheduled due to holidays and the company's desire to add new functionality with activities planned to resume in the Spring of fiscal 1998.


OPERATING EARNINGS

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo"), and taxes) increased to $93.5 million in the quarter from $88.5 million last year and were $299.6 million year-to-date compared with $294.7 million last year. Food distribution operating earnings decreased 1.5% to $78.6 million and 8.5% to $237.6 million in the quarter and year-to-date, respectively, due to higher ADVANTAGE related expenses and the general softness in sales, partially offset by favorable bakery manufacturing earnings, increased sales at Save-A-Lot and for the year-to-date only a reduction in LIFO expense. Retail food operating earnings increased 71.3% to $14.9 million and 76.8% to $62.0 million in the quarter and year-to-date, respectively, due to strong gross margin resulting from pricing, promotional and product mix changes and the closing of underperforming corporate-owned retail stores, as well as an increase in sales.


INTEREST EXPENSE AND INCOME

Interest expense increased to $32.5 million for the third quarter compared with $31.1 million last year due to increased levels of short-term debt utilized to fund increased inventory levels. Interest expense decreased to $105.1 million year-to-date compared with $108.0 million for the same period last year, reflecting a reduction in debt levels earlier in the year and slightly lower short-term interest rates. Interest income decreased to $3.2 and $11.8 million for the quarter and year-to-date, respectively, compared with $4.7 and $16.3 million for the same periods last year, primarily due to the reduction of notes receivable as a result of the February, 1996 sale of notes in the ordinary course of business.

EQUITY IN EARNINGS OF SHOPKO

SUPERVALU's share of ShopKo net earnings increased to $5.0 million and $9.5 million in the quarter and year-to-date, respectively, compared with $4.7 million and $8.0 million for the same periods last year. As reported by ShopKo, sales increased 20.4% to $591.2 million and net earnings increased 7.9% for the third quarter compared with last year. The increase in net earnings was primarily the result of increased sales related to the ProVantage prescription benefit management business.


INCOME TAXES

The effective tax rate was 37.7% and 38.6% in the quarter and year-to-date, respectively, compared with 37.6% and 38.8% for the same periods last year.


NET EARNINGS

Net earnings were $40.2 and $122.1 million for the quarter and year-to-date, respectively, compared with $38.4 and $117.7 million for the same periods last year. Net earnings were positively impacted by improved gross margin which more than offset increased expenses related to the ADVANTAGE project. The year-to-date variance was also positively impacted by decreased LIFO expense in the current year. Although ADVANTAGE initiatives are generating benefits, the company anticipates spending under ADVANTAGE to exceed benefits through fiscal 1997 and late into fiscal 1998, primarily due to information technology related expenses. The company is currently undergoing its annual budget and planning process and will further assess the costs and benefits anticipated under the ADVANTAGE program and the costs to address year 2000 issues. The company is utilizing a third party to assist in the assessment of the year 2000 expenses and potential business impact, either of which could affect the timing of certain ongoing ADVANTAGE efforts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Internally generated funds, principally from the company's food distribution business, plus the issuance of short-term notes payable provided the major source of capital for liquidity and capital growth. Cash provided from operations year-to-date was $150.5 million compared with $225.7 million last year. The decrease was due to increased inventory levels caused by timing of the Thanksgiving holiday and new store openings, partially offset by a corresponding increase in accounts payable and increased levels of other liabilities. Cash provided from the issuance of short-term notes payable year-to-date was $133.1 million compared with $13.0 million last year. Cash generated was primarily used to finance capital expenditures of $177.2 million, pay dividends of $50.1 million and invest in long-term notes receivable of $41.2 million.

During the year, the Board of Directors rescinded the previous treasury stock purchase program and approved a new treasury stock purchase program authorizing the company to repurchase up to 5.0 million shares to fund stock related compensation plans. The company repurchased 395,900 and 653,900 shares at a cost of $11.6 million and $18.8 million for the quarter and year-to-date, respectively. There were no treasury stock purchases under the old program during fiscal 1997.

On September 9, 1996 the company announced that it had agreed to sell its 14.7 million shares of ShopKo Stores, Inc. under an agreement to combine ShopKo and Phar-Mor, Inc. under a holding company, Cabot Noble, Inc. Under the terms of the agreement, the company will receive approximately $223 million in cash and approximately $25 million in common stock, which represents approximately a 6 percent interest in Cabot Noble. The company expects to realize a gain on the transaction which is expected to close late in the fourth quarter, fiscal 1997, or early in the first quarter, fiscal 1998. The use of the proceeds from the transaction may include growing the existing food distribution and retail businesses through internal initiatives or acquisitions, buying back company stock and paying off debt.

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

The company's financial position and long-term debt ratings remain strong, with a BBB+ rating from Standard and Poor's Ratings Group and a Baa1 long-term debt rating from Moody's Investors Services, Inc. The company's investment grade ratings, the available credit facilities and internally-generated funds provide the company with the financial flexibility to meet liquidity needs.


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

         (27) Financial Data Schedule containing a summary of financial information extracted from the Consolidated Balance Sheets as of November 30, 1996.

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


                                      SUPERVALU INC. (Registrant)

Dated: January 14, 1997               By: /s/ Jeffrey C. Girard
                                         --------------------------------------
                                          Jeffrey C. Girard
                                          Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer and
                                          duly authorized officer of Registrant)


Dated: January 14, 1997               By: /s/ Isaiah Harris
                                         --------------------------------------
                                          Isaiah Harris
                                          Vice President and Controller
                                          (Principal Accounting Officer and
                                          duly authorized officer of Registrant)