Form 10-K405
period 1997-02-22
SUPERVALU INC
filed 1997-05-23
CIK 95521

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 22, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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


                           [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1997 was approximately $1,941,803,206 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on March 31, 1997).

Number of shares of $1.00 par value Common Stock outstanding as of April 1, 1997: 66,911,219.


                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended February 22, 1997 are incorporated into Parts I, II and IV, as specifically set forth in Parts I, II and IV.

    2. Portions of Registrant's definitive Proxy Statement filed for Registrant's 1997 Annual Meeting of Stockholders are incorporated into
       Part III, as specifically set forth in Part III.



                           [Cover page 2 of 2 pages]

                                     PART I
                                     ------

         Unless the context indicates otherwise, all references to the "Company," "SUPERVALU" or "Registrant" in this Annual Report on Form 10-K relate to SUPERVALU INC. and its majority-owned subsidiaries.

ITEM 1.  BUSINESS
-------  --------

         General Development
         -------------------

         SUPERVALU INC., a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870's. The Company's principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 612-828-4000).

         The Company is the largest food wholesaler and approximately the 13th largest food retailer in the nation. It is engaged in the business of selling food and nonfood products at wholesale and operating a variety of store formats at retail. The Company supplied approximately 4,300 stores (not including 611 Save-A-Lot limited assortment stores) in 48 states as of the close of fiscal 1997 and approximately 4,100 stores (not including 518 Save-A-Lot limited assortment stores) at the close of fiscal 1996. The Company operated at fiscal year-end 322 retail stores under its principal corporate retail formats, including price superstores, supercenters, fresh superstores, limited-assortment stores, and supermarkets, primarily under the names of Cub Foods, Shop 'n Save, bigg's, Save-A-Lot, Scott's Foods, Laneco and Hornbacher's.

         In 1991, SUPERVALU began the implementation of a strategy to focus on its core food distribution and retailing business segments. The Company executed the first major step of this strategy in October 1991 with the sale of 54% of SUPERVALU's interest in ShopKo Stores, Inc. ("ShopKo"), its discount general merchandise subsidiary, through an initial public offering. On April 25, 1997, SUPERVALU announced that it will sell its remaining 46% ownership position in ShopKo pursuant to two simultaneous transactions, a 8,174,387 share repurchase by ShopKo and a secondary public offering for the remaining ShopKo shares. See "Investment in ShopKo" below.

         The Company has completed a number of acquisitions during the past five years to further the growth of its food distribution, retailing and bakery operations, including Wetterau Incorporated (1992), Sweet Life Foods (1994), Wetterau Properties, Inc. (1994), Hyper Shoppes, Inc.
         (1994), and several smaller companies.

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

         Management's objective under the ADVANTAGE project is to fundamentally change its business processes by improving the effectiveness and efficiency of the Company's food distribution system thus lowering the cost of goods to the Company's customers and by enhancing the market driving support to retailer customers. Management's retail food objective was to improve retail performance by eliminating certain operations and assets that do not add shareholder value and focusing its retail efforts on building retail formats which it believes will produce the best results in the future. Twenty-five retail stores have been closed since the restructuring reserve was established. The ADVANTAGE project has three major initiatives: creation of a transformed logistics network; development of enhanced market driving capabilities for retailer customers; and adoption of a new approach to pricing.

       Under ADVANTAGE, the Company in fiscal 1997: opened the Anniston, Alabama prototype Southeast regional distribution facility and began supplying slow-moving grocery and general merchandise to five downstream distribution centers in the southeast; began construction of the Ogelsby, Illinois Midwest regional distribution facility; established a National Customer Service Center in Denver, Colorado; began reconfiguring the existing local distribution centers in the Southeast Region; began retailer training for the category management program in the Midwest and Central Regions; began various phases of category management implementation; and began to design and develop enhanced promotion systems.

       Additional description of the Company's business, including the ADVANTAGE project and the sale of ShopKo stock, is contained in the "Financial Review" portion of the Company's Annual Report to the Stockholders for fiscal year 1997 (Exhibit 13), pages 16-21, which description is incorporated herein by reference.

       Financial Information About Industry Segments
       ---------------------------------------------

       Financial information about the Company's industry segments for the five years ended February 22, 1997 is incorporated by reference to page 24 of the Company's Annual Report to Stockholders for fiscal year 1997 (Exhibit
       13).

       Cautionary Statements for Purposes of the Safe Harbor Provisions of the
       -----------------------------------------------------------------------
       Private Securities Litigation Reform Act of 1995
       ------------------------------------------------

       The information in this Annual Report on Form 10-K, for the year ended February 22, 1997, includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements are detailed in
       Exhibit 99.1; other risks or uncertainties may be detailed from time to time in the Company's future Securities and Exchange Commission filings.

       Food Distribution Operations
       ----------------------------

       Description of Food Stores Served. SUPERVALU food distribution regions sell food and non-food products at wholesale and offer a variety of retail support services to independently- owned retail food stores. At February 22, 1997, the Company was the principal supplier to approximately 4,300 retail grocery and general merchandise stores (not including 611 Save-A-Lot limited assortment stores), compared with 4,100 stores (not including 518 Save-A-Lot limited assortment stores) served at the end of fiscal 1996. Save-A-Lot limited assortment stores are supplied separately from the Company's traditional wholesale business.

       Retail food stores served by the Company at wholesale range in size from small convenience stores to 200,000 square foot supercenters. The Company's wholesale customer base includes single and multiple store independent operators, regional and national chains and Company owned stores, operating in a variety of formats including price superstores, supercenters, fresh superstores, limited assortment stores, and supermarkets.

       Retail food stores served by the Company at wholesale offer a wide variety of groceries, meats, dairy products, frozen foods and fresh fruits and vegetables. In addition, most stores carry an assortment of non-food items, including tobacco products, health and beauty aids, paper products, cleaning supplies, and small household and clothing items. Many stores offer one or more specialized services, such as delis, food courts, in-store bakeries, liquor departments, video, pharmacies, housewares and flower shops.

       The Company is constantly endeavoring to strengthen the retail food stores it serves by assisting in the upgrading and enlarging of existing stores, establishing new stores, more aggressively merchandising its stores, developing diverse formats and retail strategies, and assisting stores to serve markets which are increasingly segmented. As part of the ADVANTAGE project, the Company is also developing market-driving capabilities which are intended to help independent retailers achieve new growth by offering category management and other programs and services.

       Products Supplied. SUPERVALU continues to supply retail food stores with an increasing variety and selection of products, including national and regional brands and the Company's own lines of private label products. Such private label trademarks as SUPERVALU, FLAV-O-RITE, CHATEAU, SHOP 'N SAVE, SHOPPERS VALUE, IGA, NATURE'S BEST, HOME BEST, BI-RITE, FOODLAND, PREFERRED SELECTION, SWEET LIFE, WHY PAY MORE, and others accounted for approximately 10 percent of the Company's fiscal 1997 sales to retail food supermarkets. See also "Retail Food Operations - Private Label Program" for a description of the Company's principal corporate retail formats private label programs.

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

       Hazelwood Farms Bakeries, Inc., a subsidiary of the Company, manufactures frozen and par baked bakery products primarily for the supermarket in-store bakery and foodservice business channels. Hazelwood Farms' customer base includes wholesale food distributors, supermarket chains (including company-owned, affiliated and non-affiliated stores), quick service restaurant chains and other foodservice establishments in the U.S. and Canada.

       The Company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

       Distribution and Costs of Merchandise. Deliveries to retail stores are made from the Company's distribution centers, usually in Company-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. Wholesale sales are made to the Company's retailers at the applicable price and fee schedule in effect at the time of sale. In connection with the ADVANTAGE project, the Company is reexamining its pricing structure and is developing a new pricing approach to retailers called Activity Based Sell ("ABS"). The primary objectives of ABS are to reflect the net product price plus fees to recover the Company's cost to serve the retailer and to earn an adequate profit margin. In fiscal 1997, the Company delayed its intended roll out of ABS in order to develop additional systems to support category management and an on-line pass through allowance program.

       The Company seeks to lower its cost of product by regionalizing its food buying operations and centralizing buying for general merchandise and health and beauty products to better leverage the purchasing power of larger product orders. As part of the ADVANTAGE project, the Company is developing a two-tiered distribution system to create a national logistics network composed of its existing wholesale distribution facilities plus regional distribution facilities which will provide regional distribution for slow moving grocery product, general merchandise and health and beauty care products. The Southeastern Regional Facility, the Company's first regional distribution facility located in Anniston, Alabama, became operational in June 1996 and currently serves six existing Southeast distribution facilities. The Company began construction of a second regional distribution facility located in Ogelsby, Illinois in June 1996, which when opened is intended to serve 12 distribution centers and three marketing regions in the Midwest. These actions are intended to increase buying scale, improve operating efficiencies and lower cost of operations.

       A new National Customer Service Center was established in Denver, Colorado in the fall of 1996. The national service center was established to replace divisional customer service functions for retailers, facilitate rapid customer response and track and identify ways to service the Company's retailers more efficiently. The National Customer Service function is currently servicing customers in two regions.

       Services Supplied. In addition to supplying merchandise, the Company also offers retail customers a wide variety of support services, including advertising, promotional and merchandising assistance, store management assistance, retail operations counseling, computerized inventory control and ordering services, accounting, bill paying and payroll services (largely computerized), store layout and equipment planning (including point-of-sale electronic scanning), cash management, building design and construction services, financial and budget planning, strategic and business planning, assistance in selection and purchasing or leasing of store sites, consumer and market research and personnel training and management assistance. Certain Company subsidiaries operate as insurance agencies and provide comprehensive insurance programs to the Company's affiliated retailers.

       As part of the ADVANTAGE project, the Company has realigned its wholesale food divisions into seven marketing regions designed to reduce the cost of services to retailers while maintaining contact with retailers and the ultimate consumer. One such service intended to be offered to retailers is category management, which is a process designed to align product assortment with consumer preferences. Category management efforts have been accelerating, with the Company currently in various phases of implementation with various independent retailers.

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

       Retail Food Operations
       ----------------------

       Principal Corporate Retail Formats. At fiscal year end, the Company's retail businesses operated a total of 322 retail stores, including price superstores, supercenters, fresh superstores, limited assortment stores and supermarkets. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances.

       At the close of fiscal 1997, the Company's retail stores operated under the following principal corporate formats:

       Cub Foods consists of 117 price superstores located in 13 states, 62 of which are franchised to independent retailers and 55 of which are corporately operated. Plans for fiscal 1998 include the opening of three corporate stores and three franchised stores, and the conversion of two corporate stores to franchised stores.

       Shop `n Save consists of 32 price superstores located principally in the metropolitan St. Louis, Missouri. One replacement Shop `n Save price superstore is planned for fiscal 1998.

       bigg's consists of seven supercenters and three price superstores that operate in the Cincinnati, Louisville and Denver metropolitan markets. bigg's was acquired by the Company in August 1994. No new bigg's stores are planned for fiscal 1998.

       Save-A-Lot is the Company's combined wholesale and retail limited assortment operation. At fiscal year end there were 611 Save-A-Lot limited assortment stores located in 31 states, of which 135 were corporately operated. In fiscal 1997, the Company acquired 21 Sav-U-Foods stores in southern California which have been converted to the Save-A-Lot banner. Save-A-Lot projects adding approximately 110 stores in fiscal 1998, including 30 corporately owned stores and 80 licensed units.

       Scott's Foods is a 17-store group located in the Fort Wayne, Indiana area. One replacement store opened in the first quarter of fiscal 1998. No other Scott's Foods stores are planned for fiscal 1998.

       Laneco operates a diverse mix of 34 retail outlets comprised predominantly of supermarkets, supercenters and discount food stores located in Pennsylvania and New Jersey. These stores operate mainly under the Laneco, Foodland, Ultra IGA and Price Slasher names and formats. No new stores are planned for fiscal 1998.

       Hornbacher's is a five-store group located in the Fargo, North Dakota area, with no new stores planned for fiscal 1998.

       Other store formats operated by the Company include County Market, SUPERVALU, IGA, and Butson's.

       Pursuant to the Company's restructuring plan, since fiscal 1995, the Company has closed a total of 25 retail stores, including two retail stores in fiscal 1997.

       Private Label Program. Private label products continue to be a focus of SUPERVALU's principal corporate retail formats. SUPERVALU's principal corporate retail formats are expanding their private label item selection. Approximately 85 percent of the sales by the Company's Save-A-Lot limited assortment operations consist of Save-A-Lot created or controlled brands. Cub Foods, bigg's and Scott's Foods are in the process of developing or have developed proprietary name brands.

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

       Employees
       ---------

       At February 22, 1997, the Company had approximately 48,600 employees. Approximately 16,000 employees are covered by collective bargaining agreements. During fiscal year 1997, 24 agreements covering 2,500 employees were re-negotiated without any work stoppage. In fiscal 1998, 15 contracts covering approximately 1,500 employees will expire. The Company believes that it has generally good relationships with its employees.

       Investment in ShopKo
       --------------------

       On April 25, 1997, the Company announced that ShopKo has agreed to repurchase 8,174,387 shares of its stock from SUPERVALU for $18.35 per share. Simultaneously, SUPERVALU will sell its remaining 6,557,280 shares of ShopKo common stock in a secondary public offering. The Company is required to proceed with the secondary public offering if the share price in the offering is at or above $18.35, but could at its option, proceed at a lower price. The two transactions, which are cross-conditional and subject to other conditions, are expected to close in the summer of 1997. Michael Wright, Chief Executive Officer of SUPERVALU, and Jeffrey Girard, Chief Financial Officer of SUPERVALU, currently serve on the Board of Directors of ShopKo. They would resign upon completion of the stock repurchase and the secondary public offering.

       Previously the Company had agreed to sell its 14.7 million shares of ShopKo stock in a transaction which provided for the combination of ShopKo and Phar-Mor, Inc. ("Phar-Mor") under a holding company, Cabot Noble, Inc. That agreement was terminated in April 1997 by the mutual agreement of ShopKo and Phar-Mor.

       ShopKo has operated as an independent company since its initial public offering in October 1991. The Company's 46% investment in ShopKo is accounted for by the equity method. The following summary of ShopKo's business has been prepared from information provided by ShopKo. Additional information regarding ShopKo is available from the reports and other documents prepared and filed by ShopKo with the Securities and Exchange Commission.

       As of February 22, 1997, ShopKo operated 130 discount retail stores and four freestanding optical centers in 16 states. ShopKo's corporate headquarters is located in Green Bay, Wisconsin and its stores are located primarily in medium-sized and smaller cities in the Upper Midwest, Western Mountain and Pacific Northwest states. ShopKo stores carry a wide selection of branded and private label "hardline/home" goods such as housewares, home textiles, household supplies, health and beauty aids, home entertainment products, small appliances, furniture, music/videos, toys, sporting goods, social occasion products, candy, snack foods, and seasonal products, and "softline" goods such as home textiles, men's, women's and children's apparel, shoes, jewelry, cosmetics and accessories. ShopKo also provides pharmacy and optical services in most of its stores. ShopKo's stores average approximately 90,000 square feet with approximately 84% of the stores greater than 74,000 square feet. During fiscal 1997, ShopKo opened two new stores (including one relocated store), renovated seven stores, and opened four new freestanding optical centers. ShopKo has no plans to complete any major remodeling or construct any new stores in fiscal 1998. The discount general merchandise business is very competitive. ShopKo competes in most of its markets with a variety of national discount chains, including Wal-Mart, Kmart, and Target, with regional discount chains and local discount stores, and with national category sellers and specialty niche retailers. ShopKo is also engaged in the business of providing health services through its subsidiary, ProVantage, Inc., which specializes in prescription benefit management, mail service pharmacy, vision benefit management and health care information technology.

          Other Investments
          -----------------

          The Company has ownership interests in business ventures related to its food distribution and retail segments, which include investments in Waremart, Inc., Foodland Distributors, and Super Discount Markets, Inc. The results of these investments are accounted for using the equity method. The aggregate carrying amount of these investments is less than 2% of total assets.

ITEM 2.   PROPERTIES
-------   ----------

          The Company's principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company. The Company also owns a 240,000 square foot office facility, One Southwest Crossing, which is located within one mile of its principal executive offices. At the end of fiscal 1997, One Southwest Crossing was fully occupied by third party tenants and Company employees.

          The following table lists the location, use and approximate size of the Company's principal warehouse, distribution and manufacturing facilities utilized in the Company's food distribution operations as of February 22, 1997:

             WAREHOUSE, DISTRIBUTION AND MANUFACTURING FACILITIES

                                                                             Square                  Square
                                                                             Footage                 Footage
                                                                              Owned                  Leased
Division or Location             Use                                      (Approximate)           (Approximate)
--------------------             ---                                      -------------           -------------

Anniston, Alabama                Distribution Center & Offices                                          497,000
Anniston, Alabama                Advantage Logistics - Regional
                                  Distribution Center                           225,000
Los Angeles, California          General Merchandise Warehouse
                                  and Offices                                                           227,000
Rancho Cucamonga, California     Save-A-Lot Distribution Center
                                  and Offices                                   110,000
Denver, Colorado                 Distribution Center & Offices                  721,000
Suffield, Connecticut            Distribution Center & Offices                                          650,000

                                                                      Square              Square
                                                                      Footage             Footage
                                                                      Owned               Leased
Division or Location           Use                                  (Approximate)      (Approximate)
--------------------           ---                                  -------------      -------------

Lakeland, Florida              Save-A-Lot Distribution Center
                                and Offices                                                  127,000
Quincy, Florida                Distribution Center & Offices              772,000
Atlanta, Georgia               Distribution Center & Offices                                 628,000
Atlanta, Georgia               Bakery, Warehouse and Offices              105,000
Buffalo Grove, Illinois        Bakery, Warehouse and Offices               47,000
Champaign, Illinois            Distribution Center & Offices              820,000            172,000
Ft. Wayne, Indiana             Distribution Center & Offices            1,099,000
Des Moines, Iowa               Distribution Center & Offices              663,000
Greenville, Kentucky           Distribution Center & Offices              309,000
Lexington, Kentucky            Save-A-Lot Distribution Center
                                and Offices                                                  294,000
Hammond, Louisiana             Distribution Center & Offices              257,000
St. Rose, Louisiana            Distribution Center & Offices                                 275,000
Portland, Maine                Distribution Center & Offices              194,000
Perryman, Maryland             Distribution Center & Offices              511,000
Williamsport, Maryland         Save-A-Lot Distribution Center
                                and Offices                               173,000
Andover, Massachusetts         Distribution Center & Offices              454,000
Holtz, Michigan                Save-A-Lot Distribution Center
                                and Offices                               218,000
Livonia, Michigan/1/           Foodland Distributors, Distribution
                                Center                                                     1,275,000
Minneapolis, Minnesota         Distribution Center & Offices            1,594,000
Indianola, Mississippi         Distribution Center & Offices              721,000
Desloge, Missouri              General Merchandise Warehouse
                                and Offices                               134,000             34,000
Hazelwood, Missouri            Distribution Center & Offices              459,000            310,000
Hazelwood, Missouri            Bakery, Warehouse and Offices              259,000
Scott City, Missouri           Distribution Center & Offices              278,000
St. Louis, Missouri            Save-A-Lot Distribution Center
                                and Offices                               147,000             45,000
Vinita Park, Missouri          Offices                                                        31,000
Billings, Montana              Distribution Center & Offices              267,000             11,000
Great Falls, Montana           Distribution Center & Offices              154,000
Keene, New Hampshire           Distribution Center & Offices              176,000
Rochester, New York            Bakery, Warehouse and Offices               33,000
Bismarck, North Dakota         Distribution Center & Offices              257,000
Fargo, North Dakota            Distribution Center & Offices              493,000
Columbus, Ohio                 Save-A-Lot Distribution Center
                                and Offices                                                  182,000
Xenia, Ohio                    Distribution Center & Offices              511,000            170,000
McMinnville, Oregon            Bakery, Warehouse and Offices              110,000
Belle Vernon, Pennsylvania     Distribution Center & Offices              713,000
Hazleton, Pennsylvania         Bakery, Warehouse and Offices              125,000

-------------------------
     /1/ Leased by Foodland Distributors in which the Company is a 50% partner.

                                                                        Square        Square
                                                                        Footage       Footage
                                                                        Owned         Leased
Division or Location           Use                                  (Approximate)  (Approximate)
--------------------           ---                                  -------------  -------------

Lower Nazareth Township,       General Merchandise Warehouse
  Pennsylvania (Easton)         and Offices                               230,000
New Stanton, Pennsylvania      Distribution Center & Offices              726,000
Reading, Pennsylvania          Distribution Center & Offices              284,000        256,000
Cranston, Rhode Island         Distribution Center & Offices              196,000
Humboldt, Tennessee            Save-A-Lot Distribution Center
                                and Offices                                              214,000
Grand Prairie, Texas           Save-A-Lot Distribution Center
                                and Offices                                              140,000
Spokane, Washington            Distribution Center & Offices              551,000
Tacoma, Washington             Distribution Center & Offices              910,000        113,000
Milton, West Virginia          Distribution Center & Offices                6,000        268,000
Green Bay, Wisconsin           Distribution Center & Offices              430,000        475,000
Pleasant Prairie, Wisconsin    Distribution Center & Offices              625,000


       The retail food stores operated by the Company generally have been leased, usually for a term of 15-25 years plus renewal options. The Company is increasingly developing and owning its own retail store sites. The following table is a summary of the retail stores operated by the Company's principal corporate retail formats as of February 22, 1997:

                       PRINCIPAL CORPORATE RETAIL FORMATS

                                                                         Square         Square
                                                                         Footage        Footage
                                                                          Owned         Leased
Retail Format        Location and Number of Corporate Stores          (Approximate)  (Approximate)
-------------        ---------------------------------------          -------------  -------------

Cub Foods/1/         Colorado (7), Illinois (15), Indiana (5),            2,456,000      1,546,000
                     Minnesota (15), Missouri (1), Ohio (4),
                     Wisconsin (8)
Shop `n Save         Illinois (14), Missouri (18)                           236,000      1,225,000
bigg's               Colorado (1), Indiana (1), Kentucky (2),               473,000      1,082,000
                     Ohio (6)
Save-A-Lot/2/        Arkansas (6), California (22), Connecticut (1),         38,000      1,674,000
                     Delaware (3), Florida (24), Maryland (4),
                     Massachusetts (3), Mississippi (3), Missouri (2),
                     New Jersey (5), Ohio (7), Oklahoma (9),
                     Pennsylvania (19), Rhode Island (1),
                     Tennessee (4), Texas (22)
Scott's Food         Indiana (17)                                           154,000        716,000
Laneco               New Jersey (13), Pennsylvania (21)                     169,000      1,589,000
Hornbacher's         Minnesota (1), North Dakota (4)                         95,000        107,000

---------------

/1/ As of February 22, 1997, Cub Foods included an additional 62 franchised stores not listed above.
/2/ As of February 22, 1997, Save-A-Lot included an additional 476 licensed stores not listed above.

          The Company also owns and leases certain additional real estate consisting primarily of shopping centers and transition stores, which are not material to its operations. Transition stores are generally those retail stores that the Company operates for a limited period of time pending sale or sublet to its independent retailers. Transition stores that are sublet are generally leased for periods not exceeding 20 years plus renewal options. The Company owns, in addition to merchandise inventories, substantially all of the trucks and trailers used in transporting its products.

          Incorporated by reference hereto is the Note captioned "Leases" of Notes to Consolidated Financial Statements on pages 32-33 of the Company's Annual Report to Stockholders for fiscal year 1997 (Exhibit
          13) for information regarding lease commitments for facilities occupied by the Company. Incorporated by reference hereto is the Note captioned "Debt" of Notes to Consolidated Financial Statements on pages 31-32 of the Company's Annual Report to Stockholders for fiscal year 1997 (Exhibit 13) for information regarding properties held subject to mortgages.

          Management of the Company believes the physical facilities and equipment described above are adequate for the Company's present needs and businesses.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          There was no matter submitted during the fourth quarter of fiscal year 1997 to a vote of the security holders of Registrant.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following table sets forth certain information concerning the executive officers of the Company as of April 1, 1997.

                                                                   Year Elected
                                                                    to Present     Other Positions Held With the
      Name             Age              Present Position             Position         Company from 1992-1997
----------------------------------------------------------------------------------------------------------------
Michael W. Wright       58        Director, Chairman of the            1982
                                  Board, President and Chief
                                  Executive Officer
Jeffrey C. Girard       49        Executive Vice President,            1992        Senior Vice President, Chief
                                  Chief Financial Officer                          Financial Officer, 1990-1992
Jeffrey Noddle          50        Executive Vice President; and        1995        Executive Vice President,
                                  President and Chief                              Marketing, 1992-1995; Senior
                                  Operating Officer - Wholesale                    Vice President, Marketing, 1988-
                                  Food Companies                                   1992
David L. Boehnen        50        Senior Vice President, Law           1991
                                  and External Relations
Kim M. Erickson         43        Senior Vice President,               1997        Vice President and Treasurer,
                                  Finance, and Treasurer                           1995-1997
Gregory C. Heying       48        Senior Vice President,               1994        Vice President, Distribution,
                                  Distribution                                     1988-1994


                                                                          Year Elected
                                                                           to Present     Other Positions Held With the
      Name                    Age              Present Position             Position         Company from 1992-1997
-----------------------------------------------------------------------------------------------------------------------
George Z. Lopuch              47         Senior Vice President,               1992        Vice President, 1989-1992
                                         Strategic Planning &
                                         Research
H. S. (Skip) Smith III        50         Senior Vice President,
                                         Information Technology               1994        Vice President, Information
                                                                                          Services, 1986-1994
Ronald C. Tortelli            51         Senior Vice President,               1988
                                         Human Resources
James R. Campbell             56         Vice President, Retail               1995        Vice President, Market
                                         Services                                         Development, 1993-1995; Senior
                                                                                          Vice President, Northeast Region,
                                                                                          1992-1993; Minneapolis, Great
                                                                                          Lakes and former Green Bay
                                                                                          Divisions President, 1984-1992
George Chirtea                60         Vice President,                      1993        Wetterau Incorporated Senior
                                         Merchandising                                    Vice President, Marketing, and
                                                                                          First Vice President-Retail
                                                                                          Operations, 1992-1993
John H. Hooley                45         Vice President, SUPERVALU;           1993        Cub Foods Division President,
                                         Cub Foods Division President                     Chief Operating Officer, 1992-
                                         and Chief Executive Officer                      1993; Vice President,
                                                                                          Merchandising, 1991-1992
Michael L. Mulligan           52         Vice President, Wholesale            1996        Vice President, Sales, 1992-1996;
                                         Sales and Marketing                              Vice President, Communications,
                                                                                          1985-1992
E. Wayne Shives               55         Vice President, Employee             1993        Vice President, Labor Relations,
                                         Relations                                        1988-1993

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

          Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five years, except for George Chirtea and Kim M. Erickson.

          Mr. Chirtea is Vice President, Merchandising. Prior to the Company's acquisition of Wetterau Incorporated ("Wetterau") in October 1992, Mr. Chirtea was Senior Vice President, Marketing, Wetterau and Wetterau First Vice President, Retail Operations from 1984 through 1992.

          Ms. Erickson was elected Senior Vice President, Finance, and Treasurer of the Company in March 1997. From August 1995 through March 1997 she was Vice President and Treasurer of the Company; and from January 1992 through August 1995 she was Vice President and Treasurer of International Multifoods Corporation (a food service distribution and manufacturing company).

                                    PART II
                                    -------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
         MATTERS
         -------

         The information called for by Item 5 as to the principal market upon which the Registrant's Common Stock is traded and as to the approximate record number of stockholders of the Registrant is hereby incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1997 (Exhibit 13) page 41.

         The information called for by Item 5 as to the Registrant's quarterly dividends and quarterly stock price ranges for the last two fiscal years is hereby incorporated by reference to the paragraph captioned "Common Stock Price" in the Financial Review Section of the Registrant's Annual Report to the Stockholders for fiscal year 1997 (Exhibit 13) page 18.

         The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is hereby incorporated by reference to the Note captioned "Debt" of Notes to Consolidated Financial Statements of the Registrant's Annual Report to the Stockholders for fiscal year 1997 (Exhibit 13) pages 31-32.

         During the fiscal year ended February 22, 1997, the Company issued 17,500 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a "sale" within the meaning of Section 2(3) of Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The information called for by Item 6 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1997 (Exhibit 13) pages 22-23.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information called for by Item 7 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1997 (Exhibit 13) pages 16-21.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The information called for by Item 8 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1997 (Exhibit 13) pages 24-37.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

          The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant's definitive Proxy Statement dated May 23, 1997 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1997 Annual Meeting of Stockholders at pages 5-7 and page 25. Certain information regarding executive officers is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

          The information called for by Item 11 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 23, 1997 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1997 Annual Meeting of Stockholders at pages 8-13, excluding the section entitled "Report of Executive Personnel and Compensation Committee," and page 25.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

          The information called for by Item 12 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 23, 1997 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1997 Annual Meeting of Stockholders at pages 3-4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          The information called for by Item 13 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 23, 1997 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1997 Annual Meeting of Stockholders at page 25.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

          Form 10-K
          ---------

          (a) 1.  Financial Statements:

                  The following consolidated financial statements of SUPERVALU INC. and Subsidiaries are included in Part II, Item 8 (which incorporates information by reference to the Registrant's 1997 Annual Report to Stockholders (Exhibit 13)):

                  Independent Auditors' Report
                  Consolidated balance sheets as of February 22, 1997
                    and February 24, 1996.
                  Consolidated statements of earnings for each
                    of the three years in the period ended
                    February 22, 1997
                  Consolidated statements of cash flows for each
                    of the three years in the period ended
                    February 22, 1997
                  Consolidated statements of stockholders' equity
                    for each of the three years in the period ended February 22, 1997
                  Notes to consolidated financial statements

          2.      Consolidated Financial Statement        Page on this Form 10-K
                  Schedules for SUPERVALU INC.            ----------------------
                  and Subsidiaries:



                  Selected Quarterly Financial Data - for the two years ended February 22, 1997 - included in Part II, Item 8 (which incorporates information by reference to the Registrant's
                  1997 Annual Report to Stockholders
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

               Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Registrant and its subsidiaries are not filed and, in lieu thereof, the Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

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

               c. SUPERVALU INC. Executive Incentive Bonus Plan.

              d. SUPERVALU INC. Directors Deferred Compensation Plan for Non-
                 Employee Directors, as amended, is incorporated by reference to Exhibit (10)e. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 1996.

              e. SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

              f. SUPERVALU INC. 1989 Stock Appreciation Rights Plan is
                 incorporated by reference to Exhibit (10)g. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.

              g. SUPERVALU INC. ERISA Excess Plan Restatement is incorporated by reference to Exhibit (10)h. to Registrant's Annual Report on Form 10-K for the year ended February 24, 1990.

              h. SUPERVALU INC. Deferred Compensation Plan is incorporated by reference to Exhibit (10)i. to Registrant's Annual Report on Form 10-K for the year ended February 23, 1991.

              i. SUPERVALU INC. Executive Deferred Compensation Plan as amended and Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)j. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.

              j. Amendments to the SUPERVALU INC. Deferred Compensation Plan
                 and the SUPERVALU INC. Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)c. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.

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

              o. SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit (10)o. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 1996.

              p. SUPERVALU INC. Non-Qualified Supplemental Executive Retirement
                 Plan is incorporated by reference to Exhibit (10)r. to Registrant's Form 10-K Report for the year ended February 24, 1990.

              q. First Amendment to SUPERVALU INC. Non-Qualified Supplemental
                 Executive Retirement Plan is incorporated by reference to Exhibit (10)a. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.

              r. SUPERVALU INC. Long-Term Incentive Plan, as amended.

              s. SUPERVALU INC. Bonus Plan for Designated Corporate Officers is
                 incorporated by reference to Exhibit (10)t. to Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

              t. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan is
                 incorporated by reference to Exhibit (10)b. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.

              u. SUPERVALU INC. 1997 Stock Plan.

              v. Separation Agreement and General Release dated November 1,
                 1996 between Phillip A. Dabill and SUPERVALU INC.

          (12)   Ratio of Earnings to Fixed Charges.

          (13)   Portions of 1997 Annual Report to Stockholders of Registrant.

          (21)   Subsidiaries of the Registrant.

          (23)   Consent of Independent Auditors.

          (24)   Power of Attorney.

          (27)   Financial Data Schedule.

          (99.1) Cautionary Statements pursuant to the Securities Litigation
                 Reform Act.

         (b)  Reports on Form 8-K:

         No report on Form 8-K was filed during the fourth fiscal quarter of the fiscal year ended February 22, 1997.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUPERVALU INC.
                                        (Registrant)


DATE:  May 23, 1997                     By:  /s/ Michael W. Wright
                                             ---------------------------
                                                 Michael W. Wright
                                                 Chairman of the Board;
                                                 President and Chief
                                                 Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                       TITLE                                                 DATE
---------                                       -----                                                 ----

/s/ Michael W. Wright                           Chairman of the Board; President;                     May 23, 1997
------------------------------                  Chief Executive Officer; and
Michael W. Wright                               Director (principal executive
                                                officer)

/s/ Jeffrey C. Girard                           Executive Vice President and                          May 23, 1997
------------------------------                  Chief Financial Officer (principal
Jeffrey C. Girard                               financial and accounting officer)


/s/  Herman Cain*                               Director
------------------------------
Herman Cain


/s/  Stephen I. D'Agostino*                     Director
------------------------------
Stephen I. D'Agostino


/s/  Lawrence A. Del Santo*                     Director
------------------------------
Lawrence A. Del Santo


/s/  Edwin C. Gage*                             Director
------------------------------
Edwin C. Gage


/s/  Vernon H. Heath*                           Director
------------------------------
Vernon H. Heath


/s/  William A. Hodder*                         Director
------------------------------
William A. Hodder

/s/  Garnett L. Keith, Jr.*                        Director
-------------------------------
Garnett L. Keith, Jr.


/s/  Richard L. Knowlton*                          Director
-------------------------------
Richard L. Knowlton


/s/  Charles M. Lillis*                            Director
-------------------------------
Charles M. Lillis


/s/  Harriet Perlmutter*                           Director
-------------------------------
Harriet Perlmutter


/s/  Carole F. St. Mark*                           Director
-------------------------------
Carole F. St. Mark


/s/  Winston R. Wallin*                            Director
-------------------------------
Winston R. Wallin


     *Executed this 23rd day of May, 1997, on behalf of the indicated Directors by Michael W. Wright, duly appointed Attorney-in-Fact.


                                         /s/ Michael W. Wright
                                         ---------------------
                                         Michael W. Wright
                                         Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota

We have audited the consolidated financial statements of SUPERVALU INC. (the Company) and subsidiaries as of February 22, 1997 and February 24, 1996 and for each of the three years in the period ended February 22, 1997 and have issued our report thereon dated April 3, 1997, except for the Investment in ShopKo Note, as to which the date is April 25, 1997. Such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of SUPERVALU INC. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------------
Minneapolis, Minnesota

April 3, 1997, except for the Investment in ShopKo Note to the consolidated financial statements as to which the date is April 25, 1997

SUPERVALU INC. and Subsidiaries


    SCHEDULE VIII - Valuation and Qualifying Accounts

                COLUMN A                   COLUMN B               COLUMN C                           COLUMN D           COLUMN E
    --------------------------------      ----------    -------------------------------             ----------         ----------

                                                              (1)              (2)
                                          Balance at         Charged                                                   Balance at
                                           beginning        to costs         Charged to                                       end
              Description                    of year    and expenses     other accounts             Deductions            of year
    --------------------------------      ----------    ------------     --------------             ----------         ----------
    Allowance for doubtful accounts;
      Year ended;
       February 22, 1997                 $22,064,000       8,851,000             -  (A)          13,109,000  (B)      $17,806,000
       February 24, 1996                  29,268,000       2,269,000             -  (A)           9,473,000  (B)       22,064,000
       February 25, 1995                  33,820,000       1,627,000       423,000  (A)           6,602,000  (B)       29,268,000


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

*(4)f. Credit Agreement dated as of May 26, 1995 among the Registrant, the Banks named therein and Citibank, N.A., as Agent.

*(4)g. Rights Agreement dated as of April 12, 1989 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent.

 (10)a.               SUPERVALU INC. 1993 Stock Plan, as amended.

*(10)b. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended.

 (10)c.               SUPERVALU INC. Executive Incentive Bonus Plan.

*(10)d. SUPERVALU INC. Directors Deferred Compensation Plan for Non-Employee Directors, as amended.

 (10)e. SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

*(10)f.               SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

*(10)g.               SUPERVALU INC. ERISA Excess Plan Restatement.

*(10)h.               SUPERVALU INC. Deferred Compensation Plan.

   *(10)i. SUPERVALU INC. Executive Deferred Compensation Plan as amended and Executive Deferred Compensation Plan II.

   *(10)j. Amendments to the SUPERVALU INC. Deferred Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II.

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

   *(10)m.       SUPERVALU INC. Agreement and Plans Trust dated as of November
                 14, 1988.

   *(10)n. First Amendment (dated May 7, 1991) to SUPERVALU INC. Agreement and Plans Trust dated as of November 14, 1988.

   *(10)o.       SUPERVALU INC. Directors Retirement Program, as amended.

   *(10)p.       SUPERVALU INC. Non-Qualified Supplemental Executive Retirement
                 Plan.

   *(10)q. First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

    (10)r.       SUPERVALU INC. Long-Term Incentive Plan, as amended.

   *(10)s.       SUPERVALU INC. Bonus Plan for Designated Corporate Officers.

   *(10)t.       SUPERVALU INC. Non-Employee Directors Deferred Stock Plan.

    (10)u.       SUPERVALU INC. 1997 Stock Plan.

    (10)v. Separation Agreement and General Release dated November 1, 1996 between Phillip A. Dabill and SUPERVALU INC.

    (12)         Ratio of Earnings to Fixed Charges.

    (13)         Portions of 1997 Annual Report to Stockholders of Registrant.

    (21)         Subsidiaries of the Registrant.

    (23)         Consent of Independent Auditors.

    (24)         Power of Attorney.

    (27)         Financial Data Schedule.

    (99.1)       Cautionary Statements pursuant to the Securities Litigation
                 Reform Act.

_________________
* Incorporated by Reference