Form 10-Q
period 1997-06-14
SUPERVALU INC
filed 1997-07-29
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 14, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......................... to ...................

Commission file number 1-5418


                                SUPERVALU INC.
            (Exact name of registrant as specified in its Charter)


          DELAWARE                                    41-0617000
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

11840 VALLEY VIEW ROAD, EDEN PRAIRIE, MINNESOTA  55344
--------------------------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code           (612) 828-4000
                                                       -------------------------

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

Yes  X  No
    ---    ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of July 12, 1997 is as follows:

     Title of Each Class                        Shares Outstanding
     -------------------                        ------------------

        Common Shares                               60,600,000

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 1:  Financial Statements
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                         First Quarter (16 Weeks) Ended
                                                      -------------------------------------
                                                      June 14, 1997          June 15, 1996
-------------------------------------------------------------------------------------------
Net sales                                               $ 5,033,303            $ 4,978,761

Costs and expenses:
  Cost of sales                                           4,532,174              4,499,348
  Selling and administrative expenses                       380,302                364,444
  Amortization of goodwill                                    6,037                  5,591
  Interest
    Interest expense                                         41,321                 41,363
    Interest income                                           5,118                  5,027
                                                      -------------------------------------
      Interest expense, net                                  36,203                 36,336
                                                      -------------------------------------

       Total costs and expenses                           4,954,716              4,905,719
                                                      -------------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                                 78,587                 73,042

Equity in earnings of ShopKo                                  3,330                  2,648
                                                      -------------------------------------

Earnings before income taxes                                 81,917                 75,690

Provision for income taxes
 Current                                                     28,631                 27,485
 Deferred                                                     3,520                  2,223
                                                      -------------------------------------

    Income tax expense                                       32,151                 29,708
                                                      -------------------------------------

Net earnings                                            $    49,766            $    45,982
                                                      =====================================



Net earnings per common share                             $     .74              $     .68


Weighted average number of common
   shares outstanding                                        66,977                 67,482

Dividends declared per common share                       $    .250              $    .245

Supplemental information:
  After-tax LIFO income (expense)                         $    (405)             $   2,790


All data subject to year-end audit.                                 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                                  First Quarter as of               Fiscal Year End
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                June 14,              June 15,           February 22,
Assets                                                                            1997                  1996                   1997
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                               $      7,317          $      5,082           $      6,539
  Receivables, less allowance for losses of $17,159 at
    June 14, 1997, $18,694 at June 15, 1996 and
    $17,806 at February 22, 1997                                               398,234               366,406                403,835
  Inventories                                                                1,121,396             1,083,672              1,091,805
  Other current assets                                                          94,419               125,485                 98,620
                                                                       -------------------------------------------------------------

          Total current assets                                               1,621,366             1,580,645              1,600,799

Long-term notes receivable                                                      63,658                54,494                 45,588

Long-term investment in direct financing leases                                 88,090                71,287                 84,350

Property, plant and equipment
  Land                                                                         140,390               147,149                140,427
  Buildings                                                                    940,612               934,301                957,815
  Property under construction                                                   24,435                37,413                 28,030
  Leasehold improvements                                                       147,047               140,679                150,040
  Equipment                                                                  1,130,134             1,023,569              1,113,486
  Assets under capital leases                                                  281,543               291,096                298,757
                                                                       -------------------------------------------------------------

                                                                             2,664,161             2,574,207              2,688,555
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                                    1,003,269               894,167                983,229
      Assets under capital leases                                               55,098                49,566                 56,802
                                                                       -------------------------------------------------------------

          Net property, plant and equipment                                  1,605,794             1,630,474              1,648,524

Investment in ShopKo                                                           213,118               193,382                209,789

Goodwill                                                                       503,555               503,748                491,427

Other assets                                                                   214,148               245,277                202,849
                                                                       -------------------------------------------------------------

Total assets                                                              $  4,309,729          $  4,279,307           $  4,283,326
                                                                       =============================================================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                           $    150,541          $    154,484           $    134,272
  Accounts payable                                                             966,867             1,001,728                923,958
  Accrued vacation, compensation and benefits                                   78,934                77,031                 89,458
  Current maturities of long-term debt                                         137,197                11,765                 72,905
  Current obligations under capital leases                                      21,763                20,990                 21,544
  Other current liabilities                                                    104,906                92,718                126,941
                                                                       -------------------------------------------------------------

          Total current liabilities                                          1,460,208             1,358,716              1,369,078

Long-term debt                                                                 995,896             1,149,427              1,087,162

Long-term obligations under capital leases                                     322,222               315,030                333,429

Deferred income taxes                                                           41,574                39,407                 38,054

Other liabilities                                                              141,701               169,142                148,180

Stockholders' equity
  Preferred stock                                                                5,908                 5,908                  5,908
  Common stock                                                                  75,335                75,335                 75,335
  Capital in excess of par value                                                13,211                12,956                 13,296
  Retained earnings                                                          1,477,889             1,366,470              1,444,755
  Treasury stock, at cost                                                     (224,215)             (213,084)              (231,871)
                                                                       -------------------------------------------------------------

         Total stockholders' equity                                          1,348,128             1,247,585              1,307,423
                                                                       -------------------------------------------------------------

Total liabilities and stockholders' equity                                $  4,309,729          $  4,279,307           $  4,283,326
                                                                       =============================================================

Quarterly data subject to year-end audit.                                    See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)


                                                                  Capital in
                                           Preferred      Common   Excess of      Treasury       Retained
                                               Stock       Stock   Par Value         Stock       Earnings         Total
------------------------------------------------------------------------------------------------------------------------
Balances at February 24, 1996               $  5,908    $ 75,335    $ 12,737    $ (214,746)   $ 1,336,942   $ 1,216,176

Net earnings                                       -           -           -             -        175,044       175,044

Sales of common stock
  under option plans                               -           -         378         3,786              -         4,164

Cash dividends declared
  on common stock -
  $.995 per share                                  -           -           -             -        (67,231)      (67,231)

Compensation under employee
  incentive plans                                  -           -         181           650              -           831

Purchase of shares for treasury                    -           -           -       (21,561)             -       (21,561)
------------------------------------------------------------------------------------------------------------------------
Balances at February 22, 1997                  5,908      75,335      13,296      (231,871)     1,444,755     1,307,423

Net earnings                                       -           -           -             -         49,766        49,766

Sales of common stock
  under option plans                               -           -        (691)        5,028              -         4,337

Cash dividends declared
  on common stock -
  $.250 per share                                  -           -           -             -        (16,632)      (16,632)

Compensation under employee
  incentive plans                                  -           -         606         5,913              -         6,519

Purchase of shares for treasury                    -           -           -        (3,285)             -        (3,285)
------------------------------------------------------------------------------------------------------------------------
Balances at June 14, 1997                    $ 5,908    $ 75,335    $ 13,211    $ (224,215)   $ 1,477,889   $ 1,348,128
========================================================================================================================

Interim data subject to year-end audit.                                     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------

                                                                                                   Year-to-date
                                                                                                 (16 weeks ended)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 June 14,                              June 15,
                                                                                     1997                                  1996
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                                   $ 49,766                              $ 45,982
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings of ShopKo                                                 (3,330)                               (2,648)
      Dividends received from ShopKo                                                    -                                 3,241
      Depreciation and amortization                                                69,444                                68,542
      Provision for losses on receivables                                           2,016                                 1,788
      Gain on sale of property, plant and equipment                                (7,400)                               (1,020)
      Deferred income taxes                                                         3,520                                 2,223
      Treasury shares contributed to employee incentive plan                          117                                    68
  Changes in assets and liabilities:
      Receivables                                                                     663                                13,983
      Inventory                                                                   (29,164)                              (50,525)
      Other current assets                                                          5,787                                12,917
      Direct finance leases                                                         3,099                                 2,869
      Accounts payable                                                             45,181                                34,387
      Accrued vacation, compensation and benefits                                 (10,524)                               (5,024)
      Other liabilities                                                            (6,742)                               22,345
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         122,433                               149,128
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                         (26,868)                              (20,487)
  Proceeds received on long-term notes receivable                                   8,798                                 2,724
  Proceeds from sale of property, plant and equipment                              31,627                                 8,633
  Purchase of property, plant and equipment                                       (59,786)                              (66,225)
  Business acquisitions, net of cash acquired                                     (23,523)                               (4,996)
  Other investing activities                                                      (14,999)                              (19,039)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (84,751)                              (99,390)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net decrease in checks outstanding, net of deposits                              (2,485)                               (5,558)
  Net issuance (reduction) of short-term notes payable                             16,269                                (3,543)
  Repayment of long-term debt                                                     (26,974)                               (3,294)
  Reduction of obligations under capital leases                                    (7,492)                               (7,114)
  Proceeds from the sale of common stock under option plans                         3,861                                 1,130
  Dividends paid                                                                  (16,798)                              (31,492)
  Payments for purchase of treasury stock                                          (3,285)                                    -
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                             (36,904)                              (49,871)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  778                                  (133)
Cash and cash equivalents at beginning of year                                      6,539                                 5,215
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of first quarter                                $  7,317                              $  5,082
================================================================================================================================

All data subject to year-end audit.                                              See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1997 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


ShopKo Stores, Inc. Sale
------------------------

In April, the company announced that it planned to exit its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate of $150 million and a secondary public offering of 6,557,280 shares. The transactions were completed on July 2, 1997 resulting in proceeds of $305 million and a net gain of $53.7 million. Proceeds were primarily used to repurchase shares of SUPERVALU stock.


Treasury Stock Purchase Program
-------------------------------

On June 11, 1997, the Board of Directors approved an additional treasury stock purchase program authorizing the company to repurchase up to 8.5 million shares in anticipation of the sale of its ShopKo holdings. The company did not repurchase any shares under the plan in the first quarter but did repurchase 6.9 million shares in July in conjunction with the ShopKo stock sale. These shares were purchased at a cost of $236.5 million. Six million of these shares were purchased from a financial intermediary through an accelerated stock purchase transaction, subject to a market price adjustment provision. In order to complete the transaction, the financial intermediary has borrowed SUPERVALU common shares and will be purchasing replacement shares in the open market.


Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at June 14, 1997 and June 15, 1996 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche LLP. A copy of their report is attached as an exhibit to this report.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

The company recorded record sales for the quarter and net earnings increased 8.2% in the quarter, driven by strong performance in the retail food segment. The following table sets forth items from the company's Consolidated Statements of Earnings as percentages of net sales:


--------------------------------------------------------------------------------
                                              First Quarter (16 weeks) Ended
--------------------------------------------------------------------------------
                                                 Fiscal            Fiscal
                                                  1998              1997
--------------------------------------------------------------------------------
Net sales                                        100.00%           100.00%
Cost of sales                                    (90.04)           (90.37)
Selling and administrative expenses               (7.68)            (7.43)
Interest expense                                   (.82)             (.83)
Interest income                                     .10               .10
--------------------------------------------------------------------------------
Earnings before equity in earnings of ShopKo,
   and income taxes                                1.56              1.47
Equity in earnings of ShopKo                        .07               .05
Provision for income taxes                         (.64)             (.60)
--------------------------------------------------------------------------------
Net earnings                                        .99%              .92%
--------------------------------------------------------------------------------

Net sales

Net sales for the first quarter of $5.0 billion were favorable compared to last year. Sales were positively impacted by a 3.0% increase in retail food sales and a 0.6% increase in food distribution sales. Retail food sales increased over the first quarter of last year due to new store openings, offset somewhat by the closing of underperforming stores and a decrease in same-store sales of 1.8%. The same-store sales decrease was due to a strike/lockout last year affecting competitors in the Denver market and the ongoing competitive situation in the Cincinnati market. Food distribution sales increased due to the addition of new retail customers, the growth of Save-A-Lot and food price inflation, as measured by the company, of 0.7%. This effect was partially mitigated by the planned discontinuance of service to a major customer in the Southeast and competitive market conditions at the wholesale and retail levels.



Net Sales by Segment
--------------------------------------------------------------------------------
(In thousands)                                First Quarter (16 weeks)
--------------------------------------------------------------------------------
                               June 14, 1997                  June 15, 1996
                            Net Sales  % of Total         Net Sales   % of Total
--------------------------------------------------------------------------------
Food distribution          $4,446,880     88.3 %         $4,418,911     88.8 %
Retail food                 1,364,853     27.1 %          1,324,986     26.6 %
Less:  Eliminations          (778,430)   (15.4)%           (765,136)   (15.4)%
--------------------------------------------------------------------------------
 Total net sales           $5,033,303    100.0 %         $4,978,761    100.0 %
--------------------------------------------------------------------------------

Gross profit

Gross profit as a percentage of net sales increased to 9.9% in the first quarter, compared with 9.6% in the first quarter of last year. The increase was due principally to a strong retail gross profit margin resulting from an increased gross profit margin at Cub Foods due to changed promotional practices. The higher gross profit margin was also caused by an improved food distribution gross profit margin impacted by merchandising initiatives, partially offset by an adverse swing in LIFO compared to last year's first quarter. LIFO expense was impacted by increases in coffee prices in the current year compared to LIFO income in the prior year caused by a decrease in cereal prices. In addition, the growing proportion within the company's total sales mix of the higher-margined retail food business favorably impacted the gross profit percentage. The retail food segment represented 27.1% of total sales in the first quarter of fiscal 1998, compared with 26.6% in the first quarter of last year.


Selling and administrative expenses

Selling and administrative expenses were 7.7% of net sales for the quarter compared with 7.4% in the first quarter last year. The higher percentage was primarily due to an increase in food distribution selling and administrative expenses and the increased proportion of the company's retail food segment which operates at a higher selling and administrative expense percentage than the food distribution segment. Food distribution selling and administrative expenses as a percent of net sales were higher than last year due to higher technology related spending in support of the ADVANTAGE program and to make systems Year 2000 compliant.

During the first quarter of fiscal 1998, the company achieved the following under ADVANTAGE: completed testing and began installation of a new promotion accounting system, completed reconfiguring two distribution centers in the Southeast region with three more in process, began servicing customers in an additional region from the National Customer Service Center in Denver, began testing category management allowance programs which are planned for pilot late in the second quarter, began category management service offerings in the Southeast region and continued implementation of category management activities across six of seven regions.


Operating earnings

The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo"), and taxes) increased to $123.0 million in the quarter from $116.5 million last year. Food distribution operating earnings decreased 1.9% to $86.8 million due to higher technology related spending in support of the ADVANTAGE program and an adverse swing in LIFO for the quarter. Retail food operating earnings increased 29.0% to $36.2 million in the quarter due to the strong gross margin as well as an increase in sales.

Interest expense and income

Interest expense decreased slightly to $41.3 million in the quarter, compared with $41.4 million in the prior year. Interest income increased slightly to $5.1 million in the first quarter, compared with $5.0 million in the prior year.


Equity in earnings of ShopKo

At the end of the first quarter, SUPERVALU's ownership in ShopKo was 46% and was accounted for under the equity method. Equity in earnings of ShopKo increased to $3.3 million in the first quarter from $2.6 million in the first quarter of last year. As reported by ShopKo, sales increased 17.9% to $720.0 million and net earnings increased 25.7% for the first quarter compared to last year. The increase in net earnings was due to a strong retail store gross margin rate caused by a shift in the sales mix away from lower gross margin promotional sales.


Liquidity and Capital Resources
-------------------------------

Internally generated funds, principally from the company's food distribution business, continue to be the major source of capital for liquidity and capital growth. Cash provided from operations for the first quarter was $122.4 million compared with $149.1 million last year. The decrease was primarily due to the timing of income tax payments. Cash provided from operations of $122.4 million and proceeds from the sale of property plant and equipment of $31.6 million was used to finance capital expenditures of $59.8 million, repay long-term debt of $27.0 million, invest in long-term notes receivable of $26.9 million and finance $23.5 million for the acquisition of Signature Breads.

In April, the company announced that it planned to exit its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate of $150 million and a secondary public offering of 6,557,280 shares. On June 11, 1997, the Board of Directors approved an additional treasury stock purchase program authorizing the company to repurchase up to 8.5 million shares in anticipation of the sale of its ShopKo holdings. The company did not repurchase any shares under this plan in the quarter.

The two simultaneous and cross-conditional transactions were completed on July 2, 1997 resulting in a net gain of $53.7 million and cash proceeds of $305 million. The company used $236.5 million of proceeds from these transactions to repurchase 6.9 million shares of its common stock. Six million of these shares were from a financial intermediary through an accelerated stock purchase transaction, subject to a market price adjustment provision. In order to complete the transaction, the financial intermediary has borrowed SUPERVALU common shares and will be purchasing replacement shares in the open market.

SUPERVALU will continue to use short-term and long-term debt as a supplement to
internally generated funds to finance its activities.   The company has a $400
million "shelf registration" in effect pursuant to which the company could issue $242.5 million of additional debt securities. A $400 million revolving credit agreement also is in place and expires in May 2000. Short-term commercial paper totaling $100 million has been classified as long-term debt as the company has the ability and intent to renew these obligations past fiscal 1998 and into future periods. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.

The company's financial position and long-term debt ratings remain strong, with long-term debt ratings of BBB+ from Standard and Poor's Ratings Group and Baa1 from Moody's Investors Services, Inc. The company's investment grade ratings, the available credit facilities and internally-generated funds provide the company with the financial flexibility to meet liquidity needs.


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

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ---------------------------------------------------

          The Registrant held its Annual Meeting of Stockholders on June 26, 1997 at which the stockholders took the following actions:

          (a) elected Lawrence A. Del Santo, William A. Hodder and Harriet Perlmutter to the Board of Directors for terms expiring in 2000. The votes cast for and withheld with respect to each such Director was as follows:


                                              Votes For    Votes Withheld
                                              ---------    --------------
               Lawrence A. Del Santo          55,761,191      1,072,906
               William A. Hodder              55,586,644      1,247,453
               Harriet Perlmutter             55,586,695      1,247,402


               The Directors whose terms continued after the meeting are as follows: Herman Cain, Stephen I. D'Agostino, Edwin C. Gage, Garnett L, Keith, Jr., Richard L. Knowlton, Charles M. Lillis, Carol St. Mark and Michael Wright.

          (b) ratified, by a vote of 56,624,356 for, 77,038 against, and 132,703 abstaining, the appointment of Deloitte & Touche LLP as the independent auditors of Registrant for the fiscal year ending February 27, 1998.

          (c) approved by a vote of 54,304,322 for, 2,082,932 against, and 446,843 abstaining, the adoption of certain amendments to the SUPERVALU INC. 1993 Stock Plan.

          (d) approved by a vote of 54,704,548 for, 1,681,880 against, and 447,669 abstaining, the adoption of certain amendments to the SUPERVALU INC. 1983 Employee Stock Option Plan.

          (e) approved by a vote of 54,751,968 for, 1,659,237 against, and 422,892 abstaining, the adoption of certain amendments to the SUPERVALU INC. Long Term Incentive Plan.

          (f) approved by a vote of 33,566,493 for, 17,346,328 against, and 718,270 abstaining, the adoption of the shareholder proposal relating to the Company's Preferred Share Purchase Rights Plan.


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------
  (a)    Exhibits filed with this Form 10-Q:

         (10)a.  Separation Agreement and General Release dated February 26,
                 1997 between Laurence Anderson and SUPERVALU INC.

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


                                  SUPERVALU INC. (Registrant)


Dated:  July 29, 1997             By: /s/ Kim M. Erickson
                                     ------------------------
                                      Kim M. Erickson
                                      Senior Vice President, Finance
                                      (Authorized officer of Registrant)