Form 10-Q
period 1997-09-06
SUPERVALU INC
filed 1997-10-21
CIK 95521

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 6, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to ...................

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


Yes    X     No
      ----     ----

The number of shares outstanding of each of the issuer's classes of Common Stock as of October 10, 1997 is as follows:

          Title of Each Class            Shares Outstanding
          -------------------            ------------------

           Common Shares                       60,200,000

                   PART I - FINANCIAL INFORMATION
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
Item 1:  Financial Statements
----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                          Second Quarter (12 Weeks) Ended
                                            --------------------------------------------------------------------

                                              September 6, 1997   % of sales    September 7, 1996    % of sales
----------------------------------------------------------------------------------------------------------------
Net sales                                           $ 3,866,012      100.00%          $ 3,778,745        100.00%

Costs and expenses:
  Cost of sales                                       3,472,726       89.83             3,398,505         89.94
  Selling and administrative expenses                   303,649        7.85               291,616          7.72
  Amortization of goodwill                                4,557        0.12                 4,193          0.11
  Interest
    Interest expense                                     29,846        0.77                31,171          0.83
    Interest income                                       3,912        0.10                 3,601          0.10
                                                    ------------------------------------------------------------
      Interest expense, net                              25,934        0.67                27,570          0.73
                                                    ------------------------------------------------------------
       Total costs and expenses                       3,806,866       98.47             3,721,884         98.50
                                                    ------------------------------------------------------------
Earnings before equity in earnings and
 gain on sale of ShopKo and income taxes                 59,146        1.53                56,861          1.50

Equity in earnings and gain on sale of ShopKo            90,034        2.33                 1,798          0.05
                                                    ------------------------------------------------------------
Earnings before income taxes                            149,180        3.86                58,659          1.55

Provision for income taxes
 Current                                                 58,756                            18,292
 Deferred                                                 1,309                             4,503
                                                    ------------------------------------------------------------
    Income tax expense                                   60,065        1.55                22,795          0.60
                                                    ------------------------------------------------------------
Net earnings                                        $    89,115        2.31%          $    35,864          0.95%
                                                    ============================================================

Net earnings per common share                         $    1.44                         $     .53

Weighted average number of common
   shares outstanding                                    62,059                            67,466

Dividends declared per common share                   $    .260                         $    .250

Supplemental information:
  After-tax LIFO (expense)                            $  (1,140)                        $  (1,120)

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


                      PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
Item 1:  Financial Statements
--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                           Year-to-date (28 Weeks) Ended
                                              ----------------------------------------------------------------

                                              September 6, 1997   % of sales    September 7, 1996   % of sales
--------------------------------------------------------------------------------------------------------------

Net sales                                           $ 8,899,315       100.00%        $ 8,757,506     100.00%

Costs and expenses:
  Cost of sales                                       8,004,900        89.95           7,897,853      90.18
  Selling and administrative expenses                   683,951         7.68             656,060       7.50
  Amortization of goodwill                               10,594         0.12               9,784       0.11
  Interest
    Interest expense                                     71,167         0.80              72,534       0.83
    Interest income                                       9,030         0.10               8,628       0.10
                                              ----------------------------------------------------------------
      Interest expense, net                              62,137         0.70              63,906       0.73
                                              ----------------------------------------------------------------

       Total costs and expenses                       8,761,582        98.45           8,627,603      98.52
                                              ----------------------------------------------------------------

Earnings before equity in earnings and
  gain on sale of ShopKo and income taxes               137,733         1.55             129,903       1.48

Equity in earnings and gain on sale of ShopKo            93,364         1.05               4,446       0.05
                                              ----------------------------------------------------------------

Earnings before income taxes                            231,097         2.60             134,349       1.53

Provision for income taxes
 Current                                                 87,387                           45,777
 Deferred                                                 4,829                            6,726
                                              ----------------------------------------------------------------

    Income tax expense                                   92,216         1.04              52,503       0.60
                                              ----------------------------------------------------------------

Net earnings                                        $   138,881         1.56%        $    81,846       0.93%
                                              ================================================================



Net earnings per common share                         $    2.14                          $  1.21


Weighted average number of common
   shares outstanding                                    64,870                           67,475

Dividends declared per common share                   $    .510                          $  .495

Supplemental information:
  After-tax LIFO income (expense)                     $  (1,545)                         $ 1,670


All data subject to year-end audit.                                                  See notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                              Second Quarter as of               Fiscal Year End
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                          September 6,          September 7,          February 22,
Assets                                                                          1997                 1996                  1997
-----------------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                             $    39,173           $      6,501          $      6,539
  Receivables, less allowance for losses of $15,294 at
    September 6, 1997, $17,417 at September 7, 1996 and
    $17,806 at February 22, 1997                                            380,465                378,031               403,835
  Inventories                                                             1,063,070              1,082,294             1,091,805
  Other current assets                                                       91,199                121,604                98,620
                                                                       ------------------------------------------------------------
          Total current assets                                            1,573,907              1,588,430             1,600,799

Long-term notes receivable                                                   68,403                 49,076                45,588

Long-term investment in direct financing leases                              87,184                 71,429                84,350

Property, plant and equipment
  Land                                                                      138,643                144,284               140,427
  Buildings                                                                 937,401                949,573               957,815
  Property under construction                                                32,870                 30,267                28,030
  Leasehold improvements                                                    143,781                143,707               150,040
  Equipment                                                               1,121,377              1,057,940             1,113,486
  Assets under capital leases                                               282,978                299,955               298,757
                                                                       ------------------------------------------------------------
                                                                          2,657,050              2,625,726             2,688,555
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                                 1,018,644                929,003               983,229
      Assets under capital leases                                            58,870                 53,218                56,802
                                                                       ------------------------------------------------------------
          Net property, plant and equipment                               1,579,536              1,643,505             1,648,524

Investment in ShopKo                                                              -                195,180               209,789

Goodwill                                                                    499,206                499,883               491,427

Other assets                                                                199,899                247,962               202,849
                                                                       ------------------------------------------------------------

Total assets                                                           $  4,008,135            $ 4,295,465           $ 4,283,326
                                                                       ============================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                        $    86,975             $   113,914           $   134,272
  Accounts payable                                                         956,829               1,031,870               923,958
  Accrued vacation, compensation and benefits                               83,896                  79,943                89,458
  Current maturities of long-term debt                                     137,539                  12,634                72,905
  Current obligations under capital leases                                  21,928                  21,434                21,544
  Other current liabilities                                                132,750                  98,296               126,941
                                                                       ------------------------------------------------------------
          Total current liabilities                                      1,419,917               1,358,091             1,369,078
Long-term debt                                                             896,805               1,147,169             1,087,162

Long-term obligations under capital leases                                 318,876                 321,235               333,429

Deferred income taxes                                                       42,883                  43,910                38,054

Other liabilities                                                          138,146                 165,696               148,180

Stockholders' equity
  Preferred stock                                                            5,908                   5,908                 5,908
  Common stock                                                              75,335                  75,335                75,335
  Capital in excess of par value                                            22,873                  12,951                13,296
  Retained earnings                                                      1,550,708               1,385,270             1,444,755
  Treasury stock, at cost                                                 (463,316)               (220,100)             (231,871)
                                                                       ------------------------------------------------------------

         Total stockholders' equity                                      1,191,508               1,259,364             1,307,423
                                                                       ------------------------------------------------------------

Total liabilities and stockholders' equity                             $ 4,008,135             $ 4,295,465           $ 4,283,326
                                                                       ============================================================

Quarterly data subject to year-end audit.                                           See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                  Capital in
                                      Preferred         Common     Excess of         Treasury         Retained
                                          Stock          Stock     Par Value           Stock          Earnings            Total
---------------------------------------------------------------------------------------------------------------------------------
Balances at February 24, 1996            $5,908       $ 75,335       $ 12,737       $ (214,746)     $ 1,336,942       $ 1,216,176

Net earnings                                  -              -              -                -          175,044           175,044

Sales of common stock
  under option plans                          -              -            378            3,786                -             4,164

Cash dividends declared
  on common stock -
  $.995 per share                             -              -              -               -            (67,231)         (67,231)

Compensation under employee
  incentive plans                             -              -             181             650                -               831

Purchase of shares for treasury               -              -              -          (21,561)               -           (21,561)
---------------------------------------------------------------------------------------------------------------------------------
Balances at February 22, 1997              5,908         75,335         13,296        (231,871)       1,444,755         1,307,423

Net earnings                                  -               -              -               -          138,881           138,881

Sales of common stock
  under option plans                          -               -          2,668          28,226                -            30,894

Cash dividends declared
  on common stock -
  $.51 per share                              -               -              -               -          (32,928)          (32,928)

Compensation under employee
  incentive plans                             -               -          6,909           5,522                -            12,431

Purchase of shares for treasury               -               -              -        (265,193)               -          (265,193)
---------------------------------------------------------------------------------------------------------------------------------
Balances at September 6, 1997             $5,908       $ 75,335       $ 22,873      $ (463,316)     $ 1,550,708       $ 1,191,508
=================================================================================================================================
Interim data subject to year-end audit.                                           See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------------------------------
                                                                                 Year-to-date
                                                                               (28 weeks ended)
-------------------------------------------------------------------------------------------------------
                                                                        September 6,        September 7,
                                                                                1997                1996
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                            $ 138,881             $ 81,846
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings and gain on sale of ShopKo                         (93,364)              (4,446)
      Dividends received from ShopKo                                              -                3,241
      Depreciation and amortization                                         122,617              121,963
      Provision for losses on receivables                                     3,221                2,716
      Deferred income taxes                                                   4,829                6,726
      Other adjustments, net                                                 (1,780)              (1,562)
  Changes in assets and liabilities:
      Receivables                                                            16,952                1,430
      Inventory                                                              29,162              (49,147)
      Accounts payable                                                       19,944               33,363
      Other assets and liabilities                                           30,650               28,963
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   271,112              225,093
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Proceeds from sale of ShopKo stock                                        305,153                    -
  Additions to long-term notes receivable                                   (40,799)             (28,211)
  Proceeds received on long-term notes receivable                            17,984               15,866
  Proceeds from sale of property, plant and equipment                        60,252               20,496
  Purchase of property, plant and equipment                                (106,441)            (126,452)
  Business acquisitions, net of cash acquired                               (23,523)              (4,996)
  Other investing activities                                                 (5,597)             (24,380)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                         207,029             (147,677)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in checks outstanding, net of deposits                        12,192               24,019
  Net reduction of short-term notes payable                                 (47,297)             (44,113)
  Proceeds from issuance of long-term debt                                        -                    -
  Repayment of long-term debt                                              (125,723)              (4,683)
  Reduction of obligations under capital leases                             (12,756)             (12,278)
  Proceeds from the sale of common stock under option plans                  27,220                1,372
  Dividends paid                                                            (33,948)             (33,212)
  Payments for purchase of treasury stock                                  (265,195)              (7,235)
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                      (445,507)             (76,130)
--------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    32,634                1,286
Cash and cash equivalents at beginning of year                                6,539                5,215
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of second quarter                        $  39,173             $  6,501
========================================================================================================

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


ShopKo Stores, Inc. Sale
------------------------

On July 2, 1997, the company exited its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate of $150 million and a secondary public offering of 6,557,280 shares. The transactions resulted in proceeds of $305 million and a net gain of $53.7 million. Proceeds were primarily used to repurchase shares of SUPERVALU stock.


Treasury Stock Purchase Program
-------------------------------

On June 11, 1997, the Board of Directors approved an additional treasury stock purchase program authorizing the company to repurchase up to 8.5 million shares in anticipation of the sale of its ShopKo holdings. In the quarter, the company repurchased 6.9 million shares in conjunction with the ShopKo stock sale. These shares were purchased at a cost of $236.5 million. Six million of these shares were purchased from a financial intermediary through an accelerated stock purchase transaction at $34 per share, subject to a market price adjustment provision. In order to complete the transaction, the financial intermediary has borrowed SUPERVALU common shares and is purchasing replacement shares in the open market. The ultimate price per share will be adjusted for changes in the market price of SUPERVALU common stock prior to settlement and a reimbursement for dividends paid on the borrowed shares. The final purchase price and settlement is expected in February and will be in either cash or shares of SUPERVALU common stock, at the company's option. The settlement cost, currently estimated at $30 million, will increase the cost of treasury stock as of the date the final purchase price is determined.

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at September 6, 1997 and September 7, 1996 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

A limited review of this data has been performed by the company's independent certified public accountants, Deloitte & Touche LLP. A copy of their report is attached as an exhibit to this report.

--------------------------------------------------------------------------------
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

The company recorded record sales of $3.9 billion and earnings per share of $.57 after excluding the non-recurring gain from the sale of its investment in ShopKo Stores, Inc. ("ShopKo"). Last year sales were $3.8 billion and earnings per share were $.53. The following table sets forth net sales by segment:


Net Sales by Segment
-------------------------------------------------------------------------------------
(In thousands)                           Second Quarter (12 weeks)
-------------------------------------------------------------------------------------
                           September 6, 1997                   September 7, 1996
                         Net Sales     % of Total            Net Sales     % of Total
-------------------------------------------------------------------------------------

Food distribution        $3,387,404      87.6 %               $3,310,689       87.6 %
Retail food               1,081,245      28.0                  1,085,125       28.7
Less:  Eliminations        (602,637)    (15.6)                  (617,069)     (16.3)
-------------------------------------------------------------------------------------
 Total net sales         $3,866,012     100.0 %               $3,778,745      100.0 %
=====================================================================================

NET SALES
Net sales were favorable compared to last year, positively impacted by a 2.3% increase in food distribution sales. Retail food sales declined .4% for the quarter.

Food distribution sales increased over last year due to the addition of new customers and the growth of Save-A-Lot, despite last year's planned discontinuance of service to a major customer in the Southeast and competitive market conditions. Food price inflation, as measured by the company was .3% for the quarter. Retail food sales decreased slightly compared to last year primarily due to the closing or sale of nine Cub Food stores over the past twelve months and a decrease in same-store sales of 1.6% due to competitive activities.

GROSS PROFIT
Gross profit as a percentage of net sales was 10.2% compared with 10.1% last year, and was essentially unchanged for both retail and food distribution.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses were 8.0% of net sales compared with 7.8% last year. The increase was primarily in the retail food segment due to store remodels and upgrades and fixed expenses as a percent of lower sales. Food distribution expenses continue to be negatively impacted by increased technology related spending primarily in support of the ADVANTAGE program as well as to make systems year 2000 compliant.

OPERATING EARNINGS
The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings and gain on sale of ShopKo, and taxes) increased to $90.7 million compared with $89.6 million last year. Retail food operating earnings increased 6.9% to $20.3 million due to improved gross margin. Food distribution operating earnings were $70.4 million, flat to last year.

INTEREST EXPENSE AND INCOME
Interest expense decreased to $29.8 million compared with $31.2 million last year, reflecting a reduction in debt levels relating to the timing of cash flows from the ShopKo transactions. Interest income increased to $3.9 million compared with $3.6 million last year, primarily due to the addition of notes receivable and new capital subleases.

EQUITY IN EARNINGS AND GAIN ON SALE OF SHOPKO
On July 2, 1997, the company exited its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate of $150 million and a secondary public offering of 6,557,280 shares. The transactions resulted in proceeds of $305 million and a pretax gain of $90.0 million. The gain resulted in $.87 earnings per share in the quarter. Due to the sale, there was no equity in earnings recorded in the quarter compared with $1.8 million last year.

INCOME TAXES
The effective tax rate increased to 40.3% in the quarter compared with 38.9% last year. The increase in the effective tax rate was due to the elimination of ShopKo earnings.

NET EARNINGS
Net earnings were $89.1 million or $1.44 per share compared with last year's $35.9 million or $.53 per share. Excluding Shopko, net earnings would have been $35.5 million or $.57 per share compared with last year's $34.1 million or $.50 per share. Weighted average shares declined to 62.1 million compared with last year's 67.5 million primarily due to the repurchase of 6.9 million shares relating to the ShopKo transaction.

YEAR-TO-DATE RESULTS:

The following table sets forth net sales by segment:

Net Sales by Segment
-------------------------------------------------------------------------------------
(In thousands)                           Year-to-Date  (28 weeks)
-------------------------------------------------------------------------------------
                           September 6, 1997                   September 7, 1996
                         Net Sales     % of Total            Net Sales     % of Total
-------------------------------------------------------------------------------------

Food distribution       $ 7,834,284    88.0 %               $ 7,729,600       88.3 %
Retail food               2,446,098    27.5                   2,410,111       27.5
Less:  Eliminations      (1,381,067)  (15.5)                 (1,382,205)     (15.8)
-------------------------------------------------------------------------------------
 Total net sales        $ 8,899,315   100.0 %               $ 8,757,506      100.0 %
=====================================================================================

NET SALES
Net sales were favorable compared to last year, positively impacted by a 1.4% increase in food distribution sales and a 1.5% increase in retail food sales.

Food distribution sales increased over last year due to the addition of new customers and the growth of Save-A-Lot, despite last year's planned discontinuance of service to a major customer in the Southeast and competitive market conditions. Food price inflation, as measured by the company was .5% year-to-date.

Retail food sales were favorable compared to last year primarily due to new store openings, partially offset by the closing or sale of underperforming stores and a decrease in same-store sales of 1.8% due to competitive activities.

GROSS PROFIT
Gross profit as a percentage of net sales increased to 10.1% compared with 9.8% last year. The increase was due principally to a strong retail food gross profit margin resulting from ongoing merchandising and promotional activities in all of the retail concepts. In addition, food distribution gross profit margin was favorable primarily due to merchandising initiatives, offset somewhat by higher LIFO expense incurred in the first quarter due to increased coffee prices.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses were 7.8% of net sales compared with 7.6% last year. The increase was primarily due to higher food distribution expenses which continue to be negatively impacted by increased technology related spending primarily in support of the ADVANTAGE program as well as to make systems year 2000 compliant. In addition, retail food expenses were impacted by store remodel and upgrade costs.

OPERATING EARNINGS
The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings and gain on sale of ShopKo, and taxes) increased to $213.6 million compared with $206.1 million last year. Retail food operating earnings increased 20.1% to $56.5 million due to improved gross margin and the sale or closing of underperforming retail stores. Food distribution operating earnings decreased 1.2% to $157.2 million due to higher technology related spending in support of the ADVANTAGE program.

INTEREST EXPENSE AND INCOME
Interest expense decreased to $71.2 million compared with $72.5 million last year, reflecting a reduction in debt levels relating to the timing of cash flows from the ShopKo transactions. Interest income increased to $9.0 million compared with $8.6 million last year, primarily due to the addition of notes receivable and new capital subleases.

EQUITY IN EARNINGS AND GAIN ON SALE OF SHOPKO
On July 2, 1997, the company exited its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate of $150 million and a secondary public offering of 6,557,280 shares. The transactions resulted in proceeds of $305 million and a pretax gain of $90.0 million. Equity in earnings for the year were $3.3 million compared with $4.4 million last year.

INCOME TAXES
The effective tax rate increased to 39.9% compared with 39.1% last year due to the elimination of ShopKo earnings.

NET EARNINGS
Net earnings were $138.9 million or $2.14 per share compared with last year's $81.8 million or $1.21 per share. Excluding ShopKo, net earnings would have been $81.9 million or $1.26 per share compared with last year's $77.4 million or $1.14 per share. Weighted average shares declined to 64.9 million compared with last year's 67.5 million primarily due to the repurchase of 6.9 million shares in the second quarter relating to the ShopKo transaction.

Liquidity and Capital Resources
-------------------------------

Internally generated funds, principally from the company's food distribution business, continued to be the major source of capital for liquidity and capital growth. Cash provided from operations year-to-date was $271.1 million compared with $225.1 million last year. The increase was primarily due to decreased inventory levels in food distribution resulting from efforts to reduce inventory. Cash provided from operations of $271.1 million was primarily used to finance capital expenditures of $106.4 million and repay long-term debt and short-term notes payable of $173.0 million.

The proceeds from the ShopKo transaction were used to repurchase shares under the June 1997 treasury stock purchase program. During the quarter, the company repurchased 6.9 million shares at a cost of $236.5 million. Six million of these shares were purchased from a financial intermediary through an accelerated stock purchase transaction, subject to a market price adjustment provision. In order to complete the transaction, the financial intermediary has borrowed SUPERVALU common shares and is purchasing replacement shares in the open market through February 1998. The market price adjustment is currently estimated at $30 million and will increase the cost of treasury stock as of the date the final purchase price is determined. An additional .6 million shares were repurchased in the second quarter and .5 million shares were purchased following quarter end at a cost of $25.4 million and $19.0 million, respectively, under the August 1996 treasury stock program to be used for employee stock option exercises and compensation programs.

SUPERVALU will continue to use short-term and long-term debt as a supplement to
internally generated funds to finance its activities.   The company has a shelf
registration in effect pursuant to which the company could issue $242.5 million of additional debt securities. In October, the company renegotiated its $400 million revolving credit agreement to obtain more favorable terms and extend the expiration date to October 2002. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.


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

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

 (a)     Exhibits filed with this Form 10-Q:


         (10)a. Separation Agreement and General Release dated July 11, 1997 between Jeffrey C. Girard and SUPERVALU INC.

         (10)b. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended.

         (10)c. SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended.

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


                                    SUPERVALU INC. (REGISTRANT)


Dated:  October 21, 1997            By:  /s/ Pamela K. Knous
                                         -------------------
                                         Pamela K. Knous
                                         Executive Vice President, Chief
                                          Financial Officer
                                         (Authorized officer of Registrant)