Form 10-Q
period 1997-11-29
SUPERVALU INC
filed 1997-12-23
CIK 95521

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended November 29, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to........................

Commission file number 1-5418


                               SUPERVALU INC.
           (Exact name of registrant as specified in its Charter)


         DELAWARE                                        41-0617000
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

11840 VALLEY VIEW ROAD, EDEN PRAIRIE, MINNESOTA  55344
-------------------------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code         (612) 828-4000
                                                   ----------------------------

Former name, former address and former fiscal year, if changed since last report:
                                      N/A
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X            No
     -------------------       ------------------

The number of shares outstanding of each of the issuer's classes of Common Stock as of December 8, 1997 is as follows:

         Title of Each Class        Shares Outstanding
         -------------------        ------------------

           Common Shares                60,106,000

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


                                                                Third Quarter (12 Weeks) Ended
                                              ----------------------------------------------------------------
                                              November 29, 1997    % of sales   November 30, 1996   % of sales
--------------------------------------------------------------------------------------------------------------
Net sales                                           $ 4,004,565       100.00%        $ 3,904,841      100.00%

Costs and expenses:
  Cost of sales                                       3,600,773        89.92           3,519,631       90.14
  Selling and administrative expenses                   306,827         7.66             291,940        7.48
  Amortization of goodwill                                4,568         0.11               4,488        0.11
  Interest
    Interest expense                                     29,859         0.75              32,523        0.83
    Interest income                                       4,778         0.12               3,233        0.08
                                              ---------------------------------------------------------------
      Interest expense, net                              25,081         0.63              29,290        0.75
                                              ---------------------------------------------------------------

       Total costs and expenses                       3,937,249        98.32           3,845,349       98.48
                                              ---------------------------------------------------------------
Earnings before equity in earnings
  of ShopKo and income taxes                             67,316         1.68              59,492        1.52

Equity in earnings of ShopKo                                 -            -                5,023        0.13
                                              ---------------------------------------------------------------
Earnings before income taxes                             67,316         1.68              64,515        1.65

Provision for income taxes
 Current                                                 25,939                           22,624
 Deferred                                                 1,128                            1,674
                                              ---------------------------------------------------------------
    Income tax expense                                   27,067         0.67              24,298        0.62
                                              ---------------------------------------------------------------
Net earnings                                        $    40,249         1.01%        $    40,217        1.03%
                                              ===============================================================

Net earnings per common share                          $   .67                          $    .60

Weighted average number of common
   shares outstanding                                   60,211                            67,110

Dividends declared per common share                    $  .260                          $   .250

Supplemental information:
  After-tax LIFO (expense)                             $  (512)                         $ (3,300)


All data subject to year-end audit.         See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                Year-to-date (40 Weeks) Ended
                                              ----------------------------------------------------------------

                                              November 29, 1997    % of sales   November 30, 1996   % of sales
--------------------------------------------------------------------------------------------------------------
Net sales                                          $ 12,903,880       100.00%         $  12,662,347   100.00%

Costs and expenses:
  Cost of sales                                      11,605,673        89.94             11,417,484    90.17
  Selling and administrative expenses                   990,778         7.67                948,000     7.48
  Amortization of goodwill                               15,162         0.12                 14,272     0.11
  Interest
    Interest expense                                    101,026         0.78                105,057     0.83
    Interest income                                      13,808         0.10                 11,861     0.09
                                              ----------------------------------------------------------------
      Interest expense, net                              87,218         0.68                 93,196     0.74
                                              ----------------------------------------------------------------
       Total costs and expenses                      12,698,831        98.41             12,472,952    98.50
                                              ----------------------------------------------------------------
Earnings before equity in earnings and
  gain on sale of ShopKo and income taxes               205,049         1.59                189,395     1.50

Equity in earnings and gain on sale of ShopKo            93,364         0.72                  9,469     0.07
                                              ----------------------------------------------------------------
Earnings before income taxes                            298,413         2.31                198,864     1.57

Provision for income taxes
 Current                                                113,326                              68,401
 Deferred                                                 5,957                               8,400
                                              ----------------------------------------------------------------
    Income tax expense                                  119,283         0.92                 76,801     0.61
                                              ----------------------------------------------------------------
Net earnings                                       $    179,130         1.39%        $      122,063     0.96%
                                              ================================================================

Net earnings per common share                         $    2.82                           $    1.81

Weighted average number of common
   shares outstanding                                    63,472                              67,366

Dividends declared per common share                   $    .770                           $    .745

Supplemental information:
  After-tax LIFO (expense)                            $  (2,057)                          $  (1,630)


All data subject to year-end audit.         See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                              Third Quarter   Fiscal Year End
-----------------------------------------------------------------------------------------------
(In thousands)                                                 November 29,      February 22,
ASSETS                                                                1997              1997
-----------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                   $     39,626      $     6,539
  Receivables, less allowance for losses of $14,589 at
    November 29, 1997 and $17,806 at February 22, 1997             443,551          403,835
  Inventories                                                    1,287,484        1,091,805
  Other current assets                                              84,126           98,620
                                                            ----------------------------------
          Total current assets                                   1,854,787        1,600,799

Long-term notes receivable                                          77,198           45,588

Long-term investment in direct financing leases                     90,691           84,350

Property, plant and equipment
  Land                                                             137,202          140,427
  Buildings                                                        923,364          957,815
  Property under construction                                       48,085           28,030
  Leasehold improvements                                           152,498          150,040
  Equipment                                                      1,130,641        1,113,486
  Assets under capital leases                                      306,469          298,757
                                                            ----------------------------------
                                                                 2,698,259        2,688,555
  Less accumulated depreciation and amortization
      Owned property, plant and equipment                        1,041,174          983,229
      Assets under capital leases                                   62,677           56,802
                                                            ----------------------------------

          Net property, plant and equipment                      1,594,408        1,648,524

Investment in ShopKo                                                    -           209,789

Goodwill                                                          497,389           491,427

Other assets                                                      222,444           202,849
                                                            ----------------------------------

Total assets                                                  $ 4,336,917       $ 4,283,326
                                                             =================================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                               $   194,099       $   134,272
  Accounts payable                                              1,118,128           923,958
  Accrued vacation, compensation and benefits                      92,837            89,458
  Current maturities of long-term debt                            157,716            72,905
  Current obligations under capital leases                         22,897            21,544
  Other current liabilities                                       107,865           126,941
                                                            ----------------------------------

          Total current liabilities                             1,693,542         1,369,078

Long-term debt                                                    927,720         1,087,162

Long-term obligations under capital leases                        342,457           333,429

Deferred income taxes                                              44,011            38,054

Other liabilities                                                 131,389           148,180

Stockholders' equity
  Preferred stock                                                   5,908             5,908
  Common stock                                                     75,335            75,335
  Capital in excess of par value                                   20,823            13,296
  Retained earnings                                             1,575,515         1,444,755
  Treasury stock, at cost                                        (479,783)         (231,871)
                                                            ----------------------------------
         Total stockholders' equity                             1,197,798         1,307,423
                                                            ----------------------------------
Total liabilities and stockholders' equity                    $ 4,336,917       $ 4,283,326
                                                            ==================================
Quarterly data subject to year-end audit.         See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                  Capital in
                                   Preferred          Common       Excess of         Treasury           Retained
                                       Stock           Stock       Par Value            Stock           Earnings         Total
---------------------------------------------------------------------------------------------------------------------------------
Balances at February 24, 1996    $   5,908       $  75,335       $  12,737       $  (214,746)     $  1,336,942       $ 1,216,176

Net earnings                            -               -               -                 -            175,044           175,044

Sales of common stock
  under option plans                    -               -              378             3,786                -              4,164

Cash dividends declared
  on common stock -
  $.995 per share                       -               -               -                 -            (67,231)          (67,231)

Compensation under employee
  incentive plans                       -               -              181               650                -                831

Purchase of shares for treasury         -               -               -            (21,561)               -            (21,561)

---------------------------------------------------------------------------------------------------------------------------------
Balances at February 22, 1997        5,908          75,335          13,296          (231,871)        1,444,755         1,307,423

Net earnings                            -               -               -                 -            179,130           179,130

Sales of common stock
  under option plans                    -               -              623            35,421                -             36,044

Cash dividends declared
  on common stock -
  $.77 per share                        -               -               -                 -             (48,370)         (48,370)

Compensation under employee
  incentive plans                       -               -            6,904             5,486                -             12,390

Purchase of shares for treasury         -               -               -           (288,819)               -           (288,819)
---------------------------------------------------------------------------------------------------------------------------------
Balances at November 29, 1997    $   5,908       $  75,335       $  20,823       $  (479,783)     $  1,575,515       $ 1,197,798
=================================================================================================================================
Interim data subject to year-end audit.         See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------

                                                                                 Year-to-date
                                                                               (40 weeks ended)
--------------------------------------------------------------------------------------------------------
                                                                       November 29,         November 30,
                                                                              1997                1996
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                        $ 179,130            $ 122,063
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings and gain on sale of ShopKo                     (93,364)              (9,469)
      Dividends received from ShopKo                                          -                4,862
      Depreciation and amortization                                     174,844              176,906
      Provision for losses on receivables                                 4,439                6,138
      Deferred income taxes                                               5,957                8,400
      Other adjustments, net                                             (3,001)              (1,387)
  Changes in assets and liabilities:
      Receivables                                                       (49,862)             (64,383)
      Inventory                                                        (195,252)            (252,826)
      Accounts payable                                                  138,790               94,000
      Other assets and liabilities                                       17,890               57,507
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               179,571              141,811
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Proceeds from sale of ShopKo stock                                    305,153                    -
  Additions to long-term notes receivable                               (58,650)             (41,209)
  Proceeds received on long-term notes receivable                        27,040               21,221
  Proceeds from sale of property, plant and equipment                    66,971               39,171
  Purchase of property, plant and equipment                            (163,344)            (177,237)
  Business acquisitions, net of cash acquired                           (23,523)              (4,996)
  Other investing activities                                            (31,424)             (31,777)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     122,223             (194,827)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in checks outstanding, net of deposits                    70,576                8,639
  Net issuance of short-term notes payable                               59,827              133,068
  Proceeds from issuance of long-term debt                                    -                3,193
  Repayment of long-term debt                                           (74,631)              (5,608)
  Reduction of obligations under capital leases                         (18,324)             (17,562)
  Proceeds from the sale of common stock under option plans              32,171                2,159
  Dividends paid                                                        (49,507)             (50,109)
  Payments for purchase of treasury stock                              (288,819)             (18,845)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    (268,707)              54,935
--------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                33,087                1,919
Cash and cash equivalents at beginning of year                            6,539                5,215
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of third quarter                     $  39,626            $   7,134
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

Treasury Stock Purchase Program
-------------------------------

On June 11, 1997, the Board of Directors approved an additional treasury stock purchase program authorizing the company to repurchase up to 8.5 million shares in anticipation of the sale of its ShopKo holdings. In the second quarter, the company repurchased 6.9 million shares in conjunction with the ShopKo stock sale. These shares were purchased at a cost of $236.5 million. Six million of these shares were purchased from a financial intermediary through an accelerated stock purchase transaction at $34 per share, subject to a market price adjustment provision. In order to complete the transaction, the financial intermediary has borrowed SUPERVALU common shares and is purchasing replacement shares in the open market. The ultimate price per share will be adjusted for changes in the market price of SUPERVALU common stock prior to settlement and a reimbursement for dividends paid on the borrowed shares. The final purchase price and settlement is expected in early January 1998 and will be in either cash or shares of SUPERVALU common stock, at the company's option. The settlement cost, currently estimated at $30 million, will increase the cost of treasury stock as of the date the final purchase price is determined.

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at November 29, 1997 and November 30, 1996 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

The company recorded record sales of $4.0 billion and earnings per share of $.67. Last year sales were $3.9 billion and earnings per share were $.60. The following table sets forth net sales by segment:


Net Sales by Segment
------------------------------------------------------------------------------------
(In thousands)                             Third Quarter (12 weeks)
------------------------------------------------------------------------------------
                             November 29, 1997                  November 30, 1996
                         Net Sales        % of Total         Net Sales    % of Total
------------------------------------------------------------------------------------
Food distribution        $3,561,766         88.9 %           $3,473,122       88.9 %
Retail food               1,101,428         27.5              1,084,109       27.8
Less:  Eliminations        (658,629)       (16.4)              (652,390)     (16.7)
------------------------------------------------------------------------------------
 Total net sales         $4,004,565        100.0 %           $3,904,841      100.0 %
====================================================================================

NET SALES
Net sales were favorable compared to last year, positively impacted by a 2.6 percent increase in food distribution sales and a 1.6 percent increase in retail food sales.

Food distribution sales increased over last year due to the addition of new customers, partially offset by the loss of retail customers and competitive market conditions. Food price inflation, as measured by the company was .1 percent for the quarter. Retail food sales increased over last year primarily due to new store openings over the past twelve months and an increase in same-store sales of 1.2 percent. The same-store sales improvement from second quarter benefited primarily due to strengthening in the company's position as the low-price value leader in the Chicago market and improved performance in Cincinnati, which faced increased competition starting in the third quarter last year. The favorable retail food sales were partially offset by the closing or sale of eighteen stores over the past twelve months.

GROSS PROFIT
Gross profit as a percentage of net sales was 10.1 percent compared with 9.9 percent last year. Food distribution gross profit margin was even with last year. A favorable change in food distribution LIFO expense of $4.1 million was substantially offset by increased costs due to production line changes in the manufacturing operations. Retail food gross profit margin increased due to ongoing merchandising activities.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses were 7.8 percent of net sales compared with
7.6 percent last year. Food distribution expenses continue to be negatively impacted by increased technology related spending in support of new systems as well as to make systems year 2000 ready. Retail food expenses were higher than last year primarily due to increased marketing efforts to drive sales and higher labor expenses related to perishable department expansions.

OPERATING EARNINGS
The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings of ShopKo Stores, Inc. ("ShopKo") and taxes) increased to $97.9 million compared with $93.5 million last year. Food distribution operating earnings decreased 2.5 percent to $76.6 million from $78.6 million. Retail food operating earnings increased 43.0 percent to $21.3 million from $14.9 million.

INTEREST EXPENSE AND INCOME
Interest expense decreased to $29.9 million compared with $32.5 million last year, reflecting a reduction in debt levels. Interest income increased to $4.8 million compared with $3.2 million last year, primarily due to the addition of notes receivable and new capital subleases.

EQUITY IN EARNINGS OF SHOPKO
During the second quarter, the company exited its 46 percent investment in ShopKo. Due to the sale, there was no equity in earnings recorded in the quarter compared with $5.0 million or $.07 per share last year.

INCOME TAXES
The effective tax rate increased to 40.2 percent in the quarter compared with
37.7 percent last year. The increase in the effective tax rate was due to the elimination of ShopKo earnings.

NET EARNINGS
Net earnings were $40.2 million or $.67 per share compared with last year's $40.2 million or $.60 per share. Weighted average shares declined to 60.2 million compared with last year's 67.1 million primarily due to the repurchase of 6.9 million shares with proceeds from the ShopKo transaction.

YEAR-TO-DATE RESULTS:

The following table sets forth net sales by segment:


Net Sales by Segment
-------------------------------------------------------------------------------------
(In thousands)                              Year-to-Date  (40 weeks)
-------------------------------------------------------------------------------------
                              November 29, 1997                  November 30, 1996
                          Net Sales        % of Total         Net Sales    % of Total
-------------------------------------------------------------------------------------
Food distribution        $11,396,050        88.3 %          $11,202,722       88.5 %
Retail food                3,547,526        27.5              3,494,220       27.6
Less:  Eliminations       (2,039,696)      (15.8)            (2,034,595)     (16.1)
-------------------------------------------------------------------------------------
 Total net sales         $12,903,880       100.0 %          $12,662,347      100.0 %
=====================================================================================

NET SALES
Net sales were favorable compared to last year, positively impacted by a 1.7 percent increase in food distribution sales and a 1.5 percent increase in retail food sales.

Food distribution sales increased over last year due to the addition of new customers, despite last year's planned discontinuance of service to a major customer in the Southeast and competitive market conditions. Food price inflation, as measured by the company was .4 percent year-to-date. Retail food sales were favorable compared to last year primarily due to new store openings, partially offset by the closing or sale of underperforming stores and a decrease in same-store sales of 1.0 percent due to competitive market conditions.

GROSS PROFIT
Gross profit as a percentage of net sales increased to 10.1 percent compared with 9.8 percent last year. Food distribution gross profit margin was comparable to last year. Retail food gross profit margin increased due to ongoing merchandising activities.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses were 7.8 percent of net sales compared with
7.6 percent last year. Food distribution expenses continued to be negatively impacted by increased technology related spending in support of new systems as well as to make systems year 2000 ready. Retail food expenses were impacted by unfavorable wage expenses related to both increased union rates and expansion of perishable departments.

OPERATING EARNINGS
The company's pre-tax operating earnings (earnings before interest, corporate expenses, equity in earnings and gain on sale of ShopKo, and taxes) increased to $311.6 million compared with $299.6 million last year. Food distribution operating earnings decreased 1.6 percent to $233.8 million from $237.6 million. Retail food operating earnings increased 25.6 percent to $77.8 million from $62.0 million.

INTEREST EXPENSE AND INCOME
Interest expense decreased to $101.0 million compared with $105.1 million last year, reflecting a reduction in debt levels. Interest income increased to $13.8 million compared with $11.9 million last year, primarily due to the addition of notes receivable and new capital subleases.

EQUITY IN EARNINGS AND GAIN ON SALE OF SHOPKO
On July 2, 1997, the company exited its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate of $150 million and a secondary public offering of 6,557,280 shares. The transactions resulted in proceeds of $305 million and a pretax gain of $90.0 million. Equity in earnings for the year-to-date were $3.3 million or $.05 per share compared with $9.5 million or $.14 per share last year.

INCOME TAXES
The effective tax rate increased to 40.0 percent compared with 38.6 percent last year due to the elimination of ShopKo earnings.

NET EARNINGS
Net earnings were $179.1 million or $2.82 per share compared with last year's $122.1 million or $1.81 per share. Excluding the gain on the sale of ShopKo, net earnings were $125.5 million or $1.97 per share. Weighted average shares declined to 63.5 million compared with last year's 67.4 million primarily due to the repurchase of 6.9 million shares in the second quarter with proceeds from the ShopKo transaction.

Liquidity and Capital Resources
-------------------------------

Internally generated funds, principally from the company's food distribution business, continued to be the major source of capital for liquidity and capital growth. Cash provided from operations year-to-date was $179.6 million compared with $141.8 million last year. The increase was primarily affected by inventory and accounts payable trends. Cash provided from operations of $179.6 million and issuance of short term notes payable of $59.8 million was primarily used to finance capital expenditures of $163.3 million and repay long-term debt of $74.6 million.

The proceeds from the ShopKo transaction were used to repurchase shares under the June 1997 treasury stock purchase program. During the second quarter, the company repurchased 6.9 million shares at a cost of $236.5 million. Six million of these shares were purchased from a financial intermediary through an accelerated stock purchase transaction, subject to a market price adjustment provision. In order to complete the transaction, the financial intermediary has borrowed SUPERVALU common shares and is purchasing replacement shares in the open market through early January 1998. The market price adjustment is currently estimated at $30 million and will increase the cost of treasury stock as of the date the final purchase price is determined. Under the August 1996 treasury stock program, the company repurchased .6 million and 1.3 million shares at a cost of $23.6 million and $52.3 million for the quarter and year-to-date, respectively to be used for employee stock option exercises and compensation programs.

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

                         PART II - OTHER INFORMATION
                         ---------------------------


Item 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

(a)        Exhibits filed with this Form 10-Q:

           (10)a. Credit Agreement dated as of October 8, 1997 among the Registrant; the Lenders named therein; Bankers Trust Company, as Agent; Citibank, N.A., as Syndication Agent; First Bank National Association, The Fuji Bank, Limited, Nationsbank, N.A., and PNC Bank, National Association, as Co-Agents; and Bank of America National Trust & Savings Association, The Bank of New York, The First National Bank of Chicago, Fleet National Bank, Morgan Guaranty Trust Company of New York and Norwest Bank Minnesota, National Association, as Lead Managers.

           (10)b.  SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

           (10)c.  SUPERVALU INC. 1993 Stock Plan, as amended.

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

                                         SUPERVALU INC. (REGISTRANT)


Dated:  December 23, 1997                By:  /s/ Pamela K. Knous
                                            ---------------------------
                                              Pamela K. Knous
                                              Executive Vice President, Chief
                                               Financial Officer
                                              (Authorized officer of Registrant)