Form 10-K
period 1998-02-28
SUPERVALU INC
filed 1998-05-29
CIK 95521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------   -----------

Commission file number:  1-5418

                                 SUPERVALU INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      41-0617000
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

      11840 Valley View Road
      Eden Prairie, Minnesota                              55344
       (Address of principal                             (Zip Code)
         executive offices)

Registrant's telephone number, including area code:  (612) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
  Common Stock, par value $1.00        New York Stock Exchange
    per share
  Preferred Share Purchase Rights      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1998 was approximately $2,782,954,632 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on March 31, 1998).

Number of shares of $1.00 par value Common Stock outstanding as of April 1, 1998: 60,085,208.


                       DOCUMENTS INCORPORATED BY REFERENCE

        1. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1998 are incorporated into Parts I, II and IV, as specifically set forth in Parts I, II and IV.

        2. Portions of Registrant's definitive Proxy Statement filed for Registrant's 1998 Annual Meeting of Stockholders are incorporated into Part III, as specifically set forth in Part III.





























                            [Cover page 2 of 2 pages]

                                     PART I

          Unless the context indicates otherwise, all references to the "Company," "SUPERVALU" or "Registrant" in this Annual Report on Form 10-K relate to SUPERVALU INC. and its majority-owned subsidiaries.

ITEM 1.   BUSINESS

          GENERAL DEVELOPMENT

          SUPERVALU INC., a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870's. The Company's principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 612-828-4000).

          The Company is the largest food wholesaler and approximately the 13th largest food retailer in the nation. It is engaged in the business of selling food and nonfood products at wholesale and operating a variety of store formats at retail. The Company supplied approximately 4,800 stores (not including 701 Save-A-Lot limited assortment stores) in 48 states as of the close of fiscal 1998 and approximately 4,300 stores (not including 611 Save-A-Lot limited assortment stores) at the close of fiscal 1997. The Company operated at fiscal year-end 328 retail stores under its principal corporate retail formats, including price superstores, supercenters, fresh superstores, limited-assortment stores, and supermarkets, primarily under the names of Cub Foods, Shop `n Save, bigg's, Save-A-Lot, Scott's Foods, Laneco and Hornbacher's.

          On July 2, 1997, SUPERVALU sold its remaining 46% ownership position in ShopKo Stores, Inc. ("ShopKo"), its discount general merchandise subsidiary, pursuant to two simultaneous transactions, a 8,174,387 share repurchase by ShopKo and a secondary public offering for the remaining 6,557,280 ShopKo shares.

          Additional description of the Company's business is contained in the "Financial Review" portion of the Company's Annual Report to the Stockholders for fiscal year 1998 (Exhibit 13), pages 14-19, which description is incorporated herein by reference.

          FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          Financial information about the Company's industry segments for the five years ended February 28, 1998 is incorporated by reference to page 22 of the Company's Annual Report to Stockholders for fiscal year 1998 (Exhibit 13).

          CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          The information in this Annual Report on Form 10-K, for the year ended February 28, 1998, includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements are detailed in Exhibit 99.1; other risks or uncertainties may be detailed from time to time in the Company's future Securities and Exchange Commission filings.

          FOOD DISTRIBUTION OPERATIONS

          DESCRIPTION OF FOOD STORES SERVED. SUPERVALU food distribution regions sell food and non-food products at wholesale and offer a variety of retail support services to independently-owned retail food stores. At February 28, 1998, the Company supplied approximately 4,800 retail grocery and general merchandise stores (not including 701 Save-A-Lot limited assortment stores), compared with 4,300 stores (not including 611 Save-A-Lot limited assortment stores) served at the end of fiscal 1997. Save-A-Lot limited assortment stores are supplied separately from the Company's traditional wholesale business.

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

          The Company is constantly endeavoring to strengthen the retail food stores it serves by assisting in the upgrading and enlarging of existing stores, establishing new stores, more aggressively merchandising its stores, developing diverse formats and retail strategies, and assisting stores to serve markets which are increasingly segmented. The Company is also developing market-driving capabilities which are intended to help independent retailers achieve new growth by offering category management, an on-line pass through allowance program, and other programs and services.

          PRODUCTS SUPPLIED. SUPERVALU continues to supply retail food stores with an increasing variety and selection of products, including national and regional brands and the Company's own lines of private label products. Such private label trademarks as FLAV-O-RITE, SHOPPERS VALUE, NATURE'S BEST, HOME BEST, BI-RITE, FOODLAND, PREFERRED SELECTION, SWEET LIFE, and others accounted for approximately eight percent of the Company's fiscal 1998 sales to independent retail food supermarkets. See also "Retail Food Operations - Private Label Program" for a description of the Company's principal corporate retail formats private label programs.

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

          Hazelwood Farms Bakeries, Inc., a subsidiary of the Company, manufactures frozen dough and par baked bakery products primarily for the supermarket in-store bakery and foodservice business channels. Hazelwood Farms' customer base includes wholesale food distributors, supermarket chains (including company-owned, affiliated and non-affiliated stores), quick service restaurant chains and other foodservice establishments in the U.S. and Canada.

          The Company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

          DISTRIBUTION AND COSTS OF MERCHANDISE. Deliveries to retail stores are made from the Company's distribution centers, usually in Company-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. Wholesale sales are made to the Company's retailers at the applicable price and fee schedule in effect at the time of sale. The Company has reexamined its pricing structure and has developed a new pricing approach to retailers called Activity Based Sell ("ABS"). The primary objectives of ABS are to reflect the net product price plus fees to recover the Company's cost to serve the retailer and to earn an adequate profit margin. In fiscal 1998, the Company implemented ABS pricing for retailers serviced through three distribution centers in the Midwest region.

          The Company seeks to continue lowering its cost of product by regionalizing its food buying operations and centralizing buying for general merchandise and health and beauty products to better leverage the purchasing power of larger product orders. The Company is implementing a two-tiered distribution system to create a national logistics network composed of its existing wholesale distribution facilities plus regional distribution facilities which will provide regional distribution for slow moving grocery product, general merchandise and health and beauty care products. The Southeastern Regional Facility, the Company's first regional distribution facility located in Anniston, Alabama, became operational in June 1996 and currently serves six existing Southeast distribution facilities. The Company began construction of a second regional distribution facility located in Ogelsby, Illinois in June 1996, which is planned to be open in the summer of 1998 and is intended to serve 12 distribution centers and three marketing regions in the Midwest. This two-tiered distribution system is intended to increase buying scale, improve operating efficiencies and lower cost of operations.

          A new National Customer Service Center was established in Denver, Colorado in the fall of 1996. The national service center was established to replace divisional customer service functions for retailers, facilitate rapid customer response and track and identify ways to service the Company's retailers more efficiently. The National Customer Service function is currently servicing customers in five of the Company's seven regions.

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

          The Company has realigned its wholesale food divisions into seven marketing regions designed to reduce the cost of services to retailers while maintaining contact with retailers and the ultimate consumer. One such service intended to be offered to retailers is category management, which is a process designed to align product assortment with consumer preferences. Category management efforts have been accelerating, with the Company currently in various phases of implementation with various independent retailers. In addition, the Company is beginning to roll out an on-line pass through vendor allowance program referred to as the Category Management Allowance Program ("CMAP"). CMAP is designed to maximize vendor allowances by demonstrating compliance with pricing levels or displays and market performance by individual store or group of stores.

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

          RETAIL FOOD OPERATIONS

          PRINCIPAL CORPORATE RETAIL FORMATS. At fiscal year end, the Company's retail businesses operated a total of 328 retail stores, including price superstores, supercenters, fresh superstores, limited assortment stores and supermarkets. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances.

          At the close of fiscal 1998, the Company's retail stores operated under the following principal corporate formats:

          CUB FOODS consists of 114 price superstores located in 13 states, 61 of which are franchised to independent retailers and 53 of which are corporately operated. Plans for fiscal 1999 include the opening of five corporate stores and two franchised stores.

          SHOP `N SAVE consists of 32 price superstores located principally in the metropolitan St. Louis, Missouri market. Three new Shop `n Save price superstores (two of which are replacement stores) are planned for fiscal 1999.

          BIGG'S consists of seven supercenters and three price superstores that operate in the Cincinnati, Louisville and Denver metropolitan markets. bigg's was acquired by the Company in August 1994. No new bigg's stores are planned for fiscal 1999.

          SAVE-A-LOT is the Company's combined wholesale and retail limited assortment operation. At fiscal year end there were 701 Save-A-Lot limited assortment stores located in 31 states, of which 142 were corporately operated. Save-A-Lot projects adding approximately 140 stores in fiscal 1999, including 30 corporately owned stores and 110 licensed units.

          SCOTT'S FOODS is an 18-store group located in the Fort Wayne, Indiana area. One new store is planned for fiscal 1999.

          LANECO operates a diverse mix of 19 retail outlets comprised predominantly of supermarkets, supercenters and discount food stores located in Pennsylvania and New Jersey. These stores operate mainly under the LANECO AND FOODLAND names and formats. No new stores are planned for fiscal 1999.

          HORNBACHER'S is a five-store group located in the Fargo, North Dakota area, with no new stores planned for fiscal 1999.

          Other store formats operated by the Company include COUNTY MARKET, SUPERVALU, IGA, and BUTSON'S.

          PRIVATE LABEL PROGRAM. Private label products continue to be a focus of SUPERVALU's principal corporate retail formats which are expanding their private label item selection. Approximately 85 percent of the sales by the Company's Save-A-Lot limited assortment operations consist of Save-A-Lot created or controlled brands. Cub Foods, bigg's and Scott's Foods are in the process of developing or have developed proprietary name brands.

          TRADEMARKS

          The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP `N SAVE, NEW MARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See "Food Distribution Operations -- Products Supplied". The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

          COMPETITION

          Both the wholesale and the retail food businesses are highly competitive. At the wholesale level, the Company competes directly with a number of wholesalers which supply retailers and indirectly with the warehouse and distribution operations of the large integrated chains. The Company competes with other wholesale food distributors in most of its market areas on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, the location of the store sites and distribution facilities and its willingness to provide financing to its customers. See "Food Distribution Operations -- Distribution and Costs of Merchandise" and "--Services Supplied." The success of the Company's wholesale food business is also dependent upon the ability of independent retail store operators and the Company's retail food business to compete successfully with other retail food stores.

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

          EMPLOYEES

          At February 28, 1998, the Company had approximately 48,000 employees. Approximately 16,000 employees are covered by collective bargaining agreements. During fiscal year 1998, 19 agreements covering 3,800 employees were re-negotiated without any work stoppage. In fiscal 1999, 11 contracts covering approximately 1,600 employees will expire. The Company believes that it has generally good relationships with its employees.

          INVESTMENTS

          The Company has ownership interests in business ventures related to its food distribution and retail segments, which include investments in Waremart, Inc. and Super Discount Markets, Inc. The results of these investments are accounted for using the equity method. The aggregate carrying amount of these investments is less than 2% of total assets.

ITEM 2.   PROPERTIES

          The Company's principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company.

          During fiscal 1998, the Company sold One Southwest Crossing, a 240,000 square foot office facility which is located within one mile of its principal executive offices. In connection with this sale, the Company leased approximately 97,400 square feet of office space from the purchaser to continue to office employees of the Company at this facility.

          The following table lists the location, use and approximate size of the Company's principal warehouse, distribution and manufacturing facilities utilized in the Company's food distribution operations as of February 28, 1998:

              WAREHOUSE, DISTRIBUTION AND MANUFACTURING FACILITIES

                                                                                Square                  Square
                                                                                Footage                 Footage
                                                                                Owned                   Leased
Division or Location                         Use                             (Approximate)           (Approximate)
--------------------              ------------------------------             -------------           -------------

Anniston, Alabama                 Distribution Center & Offices                                          497,000
Anniston, Alabama                 Advantage Logistics - Regional
                                   Distribution Center                           225,000
Los Angeles, California           General Merchandise Warehouse
                                   and Offices                                                           227,000
Rancho Cucamonga, California      Save-A-Lot Distribution Center
                                   and Offices                                                           110,000
Denver, Colorado                  Distribution Center & Offices                  721,000
Suffield, Connecticut             Distribution Center & Offices                                          650,000
Lakeland, Florida                 Save-A-Lot Distribution Center
                                   and Offices                                                           127,000
Quincy, Florida                   Distribution Center & Offices                  772,000
Atlanta, Georgia                  Distribution Center & Offices                                          628,000
Atlanta, Georgia                  Bakery, Warehouse and Offices                  105,000
Macon, Georgia                    Save-A-Lot Distribution Center
                                    and Offices                                  252,000
Buffalo Grove, Illinois           Bakery, Warehouse and Offices                   47,000
Champaign, Illinois               Distribution Center & Offices                  820,000                 172,000
Oglesby, Illinois                 General Merchandise, Warehouse
                                   and Offices                                                           303,500
Ft. Wayne, Indiana                Distribution Center & Offices                1,099,000
Des Moines, Iowa                  Distribution Center & Offices                  663,000
Greenville, Kentucky              Distribution Center & Offices                  309,000
Lexington, Kentucky               Save-A-Lot Distribution Center
                                   and Offices                                                           294,000


                                                                                Square                  Square
                                                                                Footage                 Footage
                                                                                Owned                   Leased
Division or Location                         Use                             (Approximate)           (Approximate)
--------------------              ------------------------------             -------------           -------------
Hammond, Louisiana                Distribution Center & Offices                  257,000
St. Rose, Louisiana               Distribution Center & Offices                                          275,000
Portland, Maine                   Distribution Center & Offices                  194,000
Perryman, Maryland                Distribution Center & Offices                  511,000
Williamsport, Maryland            Save-A-Lot Distribution Center
                                   and Offices                                   173,000
Andover, Massachusetts            Distribution Center & Offices                  454,000
Medford, Massachusetts            Bakery, Warehouse & Offices                     47,000
Somerville, Massachusetts         Bakery, Warehouse & Offices                                             22,500
Holt, Michigan                    Save-A-Lot Distribution Center
                                   and Offices                                   218,000
Livonia, Michigan(1)              Foodland Distributors, Distribution
                                   Center                                                              1,275,000
Minneapolis, Minnesota            Distribution Center & Offices                1,594,000
Indianola, Mississippi            Distribution Center & Offices                  721,000
Desloge, Missouri                 General Merchandise Warehouse
                                   and Offices                                   134,000                  34,000
Hazelwood, Missouri               Distribution Center & Offices                  545,600                 310,000
Hazelwood, Missouri               Bakery, Warehouse and Offices                  259,000
Scott City, Missouri              Distribution Center & Offices                  278,000
St. Louis, Missouri               Save-A-Lot Distribution Center
                                   and Offices                                   135,000
Vinita Park, Missouri             Save-A-Lot Offices                                                      55,000
Billings, Montana                 Distribution Center & Offices                  267,000                  11,000
Great Falls, Montana              Distribution Center & Offices                  154,000
Keene, New Hampshire              Distribution Center & Offices                  196,400
Albany, New York                  Save-A-Lot Distribution Center
                                    and Offices                                                          220,000
Rochester, New York               Bakery, Warehouse and Offices                   33,000
Bismarck, North Dakota            Distribution Center & Offices                  257,000
Fargo, North Dakota               Distribution Center & Offices                  493,000
Columbus, Ohio                    Save-A-Lot Distribution Center
                                   and Offices                                                           182,000
Xenia, Ohio                       Distribution Center & Offices                  511,000                 170,000
McMinnville, Oregon               Bakery, Warehouse and Offices                  110,000
Belle Vernon, Pennsylvania        Distribution Center & Offices                  713,000
Hazleton, Pennsylvania            Bakery, Warehouse and Offices                  125,000
Lower Nazareth Township,          General Merchandise Warehouse
  Pennsylvania (Easton)            and Offices                                   230,000
New Stanton, Pennsylvania         Distribution Center & Offices                  726,000
Reading, Pennsylvania             Distribution Center & Offices                  284,000                 256,000
Cranston, Rhode Island            Distribution Center & Offices                  196,000
Humboldt, Tennessee               Save-A-Lot Distribution Center
                                   and Offices                                                           214,000

---------------

1     Leased by Foodland Distributors in which the Company is a 50% partner.

                                                                                Square                  Square
                                                                                Footage                 Footage
                                                                                Owned                   Leased
Division or Location                         Use                             (Approximate)           (Approximate)
--------------------              ------------------------------             -------------           -------------
Grand Prairie, Texas              Save-A-Lot Distribution Center
                                   and Offices                                                           140,000
Spokane, Washington               Distribution Center & Offices                  551,000
Tacoma, Washington                Distribution Center & Offices                  910,000                 113,000
Milton, West Virginia             Distribution Center & Offices                    6,000                 268,000
Green Bay, Wisconsin              Distribution Center & Offices                  430,000                 475,000
Pleasant Prairie, Wisconsin       Distribution Center & Offices                  625,000


          The retail food stores operated by the Company generally have been leased, usually for a term of 15-25 years plus renewal options. The following table is a summary of the retail stores operated by the Company's principal corporate retail banners as of February 28, 1998:


                       PRINCIPAL CORPORATE RETAIL BANNERS


                                                                           Square         Square
                                                                           Footage        Footage
                                                                           Owned          Leased
Retail Banners   Location and Number of Corporate Stores                (Approximate)  (Approximate)
--------------   ---------------------------------------                -------------  -------------

Cub Foods(1)     Colorado (7), Illinois (16), Indiana (8),                2,325,734        1,518,754
                 Minnesota (15), Wisconsin (7)
Shop `n Save     Illinois (14), Missouri (18)                               236,000        1,225,000
bigg's           Colorado (1), Indiana (1), Kentucky (2),                   473,000        1,082,000
                 Ohio (6)
Save-A-Lot(2)    Arkansas (6), California (23), Connecticut (2),             45,000        1,776,000
                 Delaware (3), Florida (29), Illinois (1), Maryland (4),
                 Massachusetts (4), Mississippi (3), Missouri (4),
                 New Jersey (4), Ohio (7), Oklahoma (8),
                 Pennsylvania (19), Rhode Island (2),
                 Tennessee (4), Texas (19)
Scott's Food     Indiana (18)                                               178,470          752,284
Laneco           New Jersey (5), Pennsylvania (14)                          167,000          994,000
Hornbacher's     Minnesota (1), North Dakota (4)                             95,000          107,000
---------------

1 As of February 28, 1998, Cub Foods included an additional 61 franchised stores not listed above.

2 As of February 28, 1998, Save-A-Lot included an additional 559 licensed stores not listed above.

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

          Incorporated by reference hereto is the Note captioned "Leases" of Notes to Consolidated Financial Statements on pages 30-31 of the Company's Annual Report to Stockholders for fiscal year 1998 (Exhibit 13) for information regarding lease commitments for facilities occupied by the Company. Incorporated by reference hereto is the Note captioned "Debt" of Notes to Consolidated Financial Statements on pages 29-30 of the Company's Annual Report to Stockholders for fiscal year 1998 (Exhibit 13) for information regarding properties held subject to mortgages.

          Management of the Company believes the physical facilities and equipment described above are adequate for the Company's present needs and businesses.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There was no matter submitted during the fourth quarter of fiscal year 1998 to a vote of the security holders of Registrant.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company as of April 30, 1998.


                                                                     YEAR ELECTED
                                                                      TO PRESENT         OTHER POSITIONS HELD WITH THE
        NAME            AGE             PRESENT POSITION               POSITION              COMPANY FROM 1993-1998
---------------------- ------- ----------------------------------- ----------------- ---------------------------------------
Michael W. Wright        59    Director, Chairman of the Board,          1982
                               President and Chief Executive
                               Officer
David L. Boehnen         51    Executive Vice President                  1997        Senior Vice President, Law and
                                                                                     External Relations, 1991 - 1997
William J. Bolton        51    Executive Vice President; and             1997
                               President and Chief Operating
                               Officer - Retail Food Companies
Pamela K. Knous          44    Executive Vice President, Chief           1997
                               Financial Officer
Jeffrey Noddle           51    Executive Vice President; and             1995        Executive Vice President, Marketing,
                               President and Chief Operating                         1992-1995
                               Officer - Wholesale Food Companies
Kim M. Erickson          44    Senior Vice President, Strategic          1998        Senior Vice President, Finance, and
                               Planning and Treasurer                                Treasurer, 1997 - 1998;  Vice
                                                                                     President and Treasurer, 1995-1997
Gregory C. Heying        49    Senior Vice President,                    1994        Vice President, Distribution,
                               Distribution                                          1988-1994
H. S. (Skip) Smith       51    Senior Vice President,                    1994        Vice President, Information Services,
III                            Information Technology                                1986-1994

                                                                     YEAR ELECTED
                                                                      TO PRESENT         OTHER POSITIONS HELD WITH THE
        NAME            AGE             PRESENT POSITION               POSITION              COMPANY FROM 1993-1998
---------------------- ------- ----------------------------------- ----------------- ---------------------------------------
Ronald C. Tortelli       51    Senior Vice President, Human              1988
                               Resources
James R. Campbell        57    Vice President, Retail Services           1995        Vice President, Market Development,
                                                                                     1993-1995; Senior Vice President,
                                                                                     Northeast Region, 1992-1993
Leland J. Dake           41    Vice President, Wholesale                 1998        Vice President, Corporate Category
                               Merchandising                                         Management, 1995-1998; Director,
                                                                                     Category Management, Corporate from
                                                                                     1993 to 1995
Janel S. Haugarth        42    Vice President, Controller,               1998        Assistant Corporate Controller,
                               Wholesale                                             1996-1998; Vice President, Finance -
                                                                                     Midwest Region, 1995-1996; Assistant
                                                                                     Director of Merchandising, 1993-1995
J. Andrew Herring        39    Vice President, Corporate                 1998
                               Development and External Relations
Michael L. Mulligan      53    Vice President, Wholesale Sales           1996        Vice President, Sales, 1992-1996
                               and Marketing
E. Wayne Shives          56    Vice President, Employee Relations        1993        Vice President, Labor Relations,
                                                                                     1988-1993
Sherry M. Smith          36    Vice President, Controller,               1998        Assistant Corporate Controller,
                               Corporate                                             1996-1998; Director, Finance and
                                                                                     Accounting/Advantage, 1995-1996;
                                                                                     Director, Financial Reporting,
                                                                                     1993-1995



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

          Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five years, except for William J. Bolton, Pamela K. Knous, Kim M. Erickson, and J. Andrew Herring.

          Mr. Bolton was elected Executive Vice President and President and Chief Operating Officer, Retail Food Companies in October 1997. Mr. Bolton was Chairman and Chief Executive Officer of Bruno's, Inc. (a retail grocery company) from 1995 to 1997; Chief Operating Officer - Markets at American Stores, Inc. (a retail grocery company) from February 1995 to August 1995; Executive Vice President of American Stores, Inc. and General Manager of Jewel Osco (Chicago) from February 1994 to February 1995; and President of Jewel Food Stores (a retail grocery company) from February 1992 to February 1994. On February 2, 1998, Bruno's, Inc. and its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

          Ms. Knous was elected Executive Vice President and Chief Financial Officer of the Company in September 1997. From December 1995 to 1997, Ms. Knous was Executive Vice President, Chief Financial Officer and Treasurer at The Vons Companies, Inc. (a retail grocery company); and from May 1995 to December 1995 she was Executive Vice President and Chief Financial Officer, from July 1994 to May 1995 she served as Senior Vice President and Chief Financial Officer, from November 1993 to July 1994 she served as Group Vice President, Finance, and Controller, and from April 1991 to November 1993 she served as Vice President, Finance, and Controller of The Vons Companies, Inc.

          Ms. Erickson was elected Senior Vice President, Strategic Planning and Treasurer of the Company in March 1998. From March 1997 through March 1998 she was Senior Vice President, Finance, and Treasurer of the Company; from August 1995 through March 1997 she was Vice President and Treasurer of the Company; and from January 1992 through August 1995 she was Vice President and Treasurer of International Multifoods Corporation (a food service distribution and manufacturing company).

          Mr. Herring was elected Vice President, Corporate Development and External Relations of the Company in February 1998. Prior to that time, he was with the law firm of Dorsey & Whitney, LLP for approximately eleven years, the last seven as a partner.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The information called for by Item 5 as to the principal market upon which the Registrant's Common Stock is traded and as to the approximate record number of stockholders of the Registrant is hereby incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1998 (Exhibit 13) page 36.

          The information called for by Item 5 as to the Registrant's quarterly dividends and quarterly stock price ranges for the last two fiscal years is hereby incorporated by reference to the paragraph captioned "Common Stock Price" in the Financial Review Section of the Registrant's Annual Report to the Stockholders for fiscal year 1998 (Exhibit 13) page 18.

          The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is hereby incorporated by reference to the Note captioned "Debt" of Notes to Consolidated Financial Statements of the Registrant's Annual Report to the Stockholders for fiscal year 1998 (Exhibit 13) pages 29-30.

          During the fiscal year ended February 28, 1998, the Company issued 7,000 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a "sale" within the meaning of Section 2(3) of Securities Act of 1933, as amended.


ITEM 6.   SELECTED FINANCIAL DATA

          The information called for by Item 6 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1998 (Exhibit 13) pages 20-21.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information called for by Item 7 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1998 (Exhibit 13) pages 14-19.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not required at this time.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by Item 8 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1998 (Exhibit 13) pages 22-36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The information called for by Item 9 is incorporated by reference to the Registrant's Annual Report to the Stockholders for fiscal year 1998 (Exhibit 13) page 35.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant's definitive Proxy Statement dated May 29, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1998 Annual Meeting of Stockholders at pages 6-7 and page 23. Certain information regarding executive officers is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

          The information called for by Item 11 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 29, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1998 Annual Meeting of Stockholders at pages 8-14, excluding the section entitled "Report of Executive Personnel and Compensation Committee," and page 23.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by Item 12 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 29, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1998 Annual Meeting of Stockholders at pages 4-5, excluding portions of the section entitled "SUPERVALU Board Practices".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by Item 13 is incorporated by reference to the Registrant's definitive Proxy Statement dated May 29, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1998 Annual Meeting of Stockholders at page 23.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          Form 10-K
          ---------
          (a) 1. Financial Statements:

                 The following consolidated financial statements of SUPERVALU INC. and Subsidiaries are included in Part II, Item 8 (which incorporates information by reference to the Registrant's 1998 Annual Report to Stockholders (Exhibit 13)):

                 Independent Auditors' Report
                 Consolidated balance sheets as of February 28, 1998 and
                    February 22, 1997.
                 Consolidated statements of earnings for each
                    of the three years in the period ended
                    February 28, 1998
                 Consolidated statements of cash flows for each of the
                    three years in the period ended February 28, 1998
                 Consolidated statements of stockholders' equity for each
                    of the three years in the period ended February 28,
                    1998
                 Notes to consolidated financial statements

              2. Consolidated Financial Statement Schedules       Page on this
                        for SUPERVALU INC. and Subsidiaries:       Form 10-K
                                                                  ------------

                 Selected Quarterly Financial Data - for the two years ended February 28, 1998 - included in Part II, Item 8 (which incorporates information by reference to the Registrant's 1998 Annual Report to Stockholders
                 (Exhibit 13)).

                 Independent Auditors' report on schedules               23

                 Schedule VIII -   Valuation and qualifying              24
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

               (3)(ii)Bylaws. Bylaws, as amended, is incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-3, Registration No. 33-52422.

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

                    f. Credit Agreement dated as of October 8, 1997 among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent, is incorporated by reference to Exhibit (10)a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended November 29, 1997.

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

                    c. SUPERVALU INC. Executive Incentive Bonus Plan is incorporated by reference to Exhibit (10)c. to Registrant's Annual Report on Form 10-K for the year ended February 22, 1997.

                    d. SUPERVALU INC. Directors Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated by reference to Exhibit (10)c. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 6, 1997.

                    e. SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)b. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended November 29, 1997.

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

                    r. Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

                    s. SUPERVALU INC. Long-Term Incentive Plan, as amended, is incorporated by reference to Exhibit (10)r. to the Registrant's Annual Report on Form 10-K for the year ended February 22, 1997.

                    t. SUPERVALU INC. Bonus Plan for Designated Corporate Officers is incorporated by reference to Exhibit (10)t. to Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

                    u. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated by reference to Exhibit (10)b. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 6, 1997.

                    v. SUPERVALU INC. 1997 Stock Plan is incorporated by reference to Exhibit (10)u. to Registrant's Annual Report on Form 10-K for the year ended February 22, 1997.

                    w. Separation Agreement and General Release dated November 1, 1996 between Phillip A. Dabill and SUPERVALU INC., is incorporated by reference to Exhibit (10)v. to Registrant's Annual Report on Form 10-K for the year ended February 22, 1997.

                    x. Separation Agreement and General Release dated February 26, 1997 between Laurence Anderson and SUPERVALU INC. is incorporated by reference to Exhibit (10)a. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 14, 1997.

                    y. Separation Agreement and General Release dated July 11, 1997 between Jeffrey C. Girard and SUPERVALU INC. is incorporated by reference to Exhibit (10)a. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 6, 1997.

                    (12) Ratio of Earnings to Fixed Charges.

                    (13) Portions of 1998 Annual Report to Stockholders of
                         Registrant.

                    (16) Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated May 8, 1998 is incorporated by reference to the Registrant's Form 8-K Report dated May 8, 1998.

                    (21)   Subsidiaries of the Registrant.

                    (23)   Consent of Independent Auditors.

                    (24)   Power of Attorney.

                    (27)a. Financial Data Schedule.

                    (27)b. Restated Financial Data Schedule.

                    (27)c. Restated Financial Data Schedule.

                    (99.1) Cautionary Statements pursuant to the Securities
                           Litigation Reform Act.

          (b)    Reports on Form 8-K:

          No report on Form 8-K was filed during the fourth fiscal quarter of the fiscal year ended February 28, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SUPERVALU INC.
                                                  (Registrant)


DATE:  May 29, 1998                               By:    /s/ Michael W. Wright
                                                      ------------------------
                                                         Michael W. Wright
                                                         Chairman of the Board;
                                                         President and Chief
                                                         Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                                 DATE
---------                     -----                                 ----


/s/ Michael W. Wright         Chairman of the Board; President;     May 29, 1998
--------------------------    Chief Executive Officer; and
Michael W. Wright             Director (principal executive
                              officer)


/s/ Pamela K. Knous           Executive Vice President and          May 29, 1998
--------------------------    Chief Financial Officer (principal
Pamela K. Knous               financial and accounting officer)


/s/  Herman Cain*             Director
--------------------------
Herman Cain


/s/  Stephen I. D'Agostino*   Director
--------------------------
Stephen I. D'Agostino


/s/  Lawrence A. Del Santo*   Director
--------------------------
Lawrence A. Del Santo


/s/  Edwin C. Gage*           Director
--------------------------
Edwin C. Gage


/s/  William A. Hodder*       Director
--------------------------
William A. Hodder


/s/  Garnett L. Keith, Jr.*   Director
--------------------------
Garnett L. Keith, Jr.

/s/  Richard L. Knowlton*     Director
--------------------------
Richard L. Knowlton


/s/  Charles M. Lillis*       Director
--------------------------
Charles M. Lillis


/s/  Harriet Perlmutter*      Director
--------------------------
Harriet Perlmutter


/s/  Carole F. St. Mark*      Director
--------------------------
Carole F. St. Mark



     *Executed this 29th day of May, 1998, on behalf of the indicated Directors by Michael W. Wright, duly appointed Attorney-in-Fact.


                                      /s/ Michael W. Wright
                                      --------------------------------
                                      Michael W. Wright
                                      Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota


We have audited the consolidated financial statements of SUPERVALU INC. (the Company) and subsidiaries as of February 28, 1998 and February 22, 1997 and for each of the three years in the period ended February 28, 1998 and have issued our report thereon dated April 6, 1998. Such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of SUPERVALU INC. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
April 6, 1998

SUPERVALU INC. AND SUBSIDIARIES

     SCHEDULE VIII - Valuation and Qualifying Accounts


            COLUMN A                COLUMN B        COLUMN C     COLUMN D         COLUMN E
----------------------------------  ------------  -------------  -----------    -------------


                                     Balance at        Charged                    Balance at
                                      beginning       to costs                           end
           Description                  of year   and expenses   Deductions          of year
----------------------------------  ------------  -------------  -----------    -------------
Allowance for doubtful accounts:
       Year ended:
          February 28, 1998         $17,806,000      5,791,000   10,182,000 (A)  $13,415,000
          February 22, 1997          22,064,000      8,851,000   13,109,000 (A)   17,806,000
          February 24, 1996          29,268,000      2,269,000    9,473,000 (A)   22,064,000


(A) Balance consists of accounts determined to be uncollectible and charged against reserves, net of collection on accounts previously charged off.

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

*(4)f. Credit Agreement dated as of October 8, 1997 among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent.

*(4)g. Rights Agreement dated as of April 12, 1989 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent.

(10)a.         SUPERVALU INC. 1993 Stock Plan, as amended.

*(10)b.        SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended.

*(10)c.        SUPERVALU INC. Executive Incentive Bonus Plan.

*(10)d. SUPERVALU INC. Directors Deferred Compensation Plan for Non-Employee Directors, as amended.

*(10)e.        SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

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

*(10)n. First Amendment (dated May 7, 1991) to SUPERVALU INC. Agreement and Plans Trust dated as of November 14, 1988.

*(10)o.        SUPERVALU INC. Directors Retirement Program, as amended.

*(10)p.        SUPERVALU INC. Non-Qualified Supplemental Executive Retirement
               Plan.

*(10)q. First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

 (10)r. Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*(10)s.        SUPERVALU INC. Long-Term Incentive Plan, as amended.

*(10)t.        SUPERVALU INC. Bonus Plan for Designated Corporate Officers.

*(10)u. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended.

*(10)v.        SUPERVALU INC. 1997 Stock Plan.

*(10)w. Separation Agreement and General Release dated November 1, 1996 between Phillip A. Dabill and SUPERVALU INC.

*(10)x. Separation Agreement and General Release dated February 26, 1997 between Laurence Anderson and SUPERVALU INC.

*(10)y. Separation Agreement and General Release dated July 11, 1997 between Jeffrey C. Girard and SUPERVALU INC.

 (12)          Ratio of Earnings to Fixed Charges.

 (13)          Portions of 1998 Annual Report to Stockholders of Registrant.

*(16) Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated May 8, 1998.

 (21)          Subsidiaries of the Registrant.

 (23)          Consent of Independent Auditors.

 (24)          Power of Attorney.

 (27)a.        Financial Data Schedule.

 (27)b.        Restated Financial Data Schedule.

 (27)c.        Restated Financial Data Schedule.

 (99.1)        Cautionary Statements pursuant to the Securities Litigation
               Reform Act.

-----------------
* Incorporated by Reference