Form 10-Q
period 1998-06-20
SUPERVALU INC
filed 1998-07-14
CIK 95521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 20, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ......................

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

11840 VALLEY VIEW ROAD, EDEN PRAIRIE, MINNESOTA 55344
--------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     (612) 828-4000
                                                   --------------------------

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

Yes   ___X___      No  _______

The number of shares outstanding of each of the issuer's classes of Common Stock as of July 7, 1998 is as follows:

       Title of Each Class                          Shares Outstanding
       -------------------                          ------------------

          Common Shares                                 60,488,347

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

                                                  First Quarter (16 weeks) Ended
                                      -----------------------------------------------------

                                      June 20, 1998   % of sales  June 14, 1997  % of sales
-------------------------------------------------------------------------------------------
NET SALES                               $5,202,576      100.00%   $5,033,303      100.00%

COSTS AND EXPENSES:
  Cost of sales                          4,683,755       90.03     4,532,174       90.04
  Selling and administrative expenses      394,051        7.57       380,302        7.56
  Amortization of goodwill                   6,322        0.12         6,037        0.12
  Interest
    Interest expense                        38,322        0.74        41,321        0.82
    Interest income                          6,177        0.12         5,118        0.10
                                        -------------------------------------------------
      Interest expense, net                 32,145        0.62        36,203        0.72
                                        -------------------------------------------------

       Total costs and expenses          5,116,273       98.34     4,954,716       98.44
                                        -------------------------------------------------

EARNINGS BEFORE EQUITY IN EARNINGS
  OF SHOPKO AND INCOME TAXES                86,303        1.66        78,587        1.56

EQUITY IN EARNINGS OF SHOPKO                  --          --           3,330        0.07
                                        -------------------------------------------------

EARNINGS BEFORE INCOME TAXES                86,303        1.66        81,917        1.63

PROVISION FOR INCOME TAXES
 Current                                    33,288                    28,631
 Deferred                                    1,217                     3,520
                                        -------------------------------------------------

    Income tax expense                      34,505        0.66        32,151        0.64
                                        -------------------------------------------------

NET EARNINGS                            $   51,798        1.00%   $   49,766        0.99%
                                        =================================================


NET EARNINGS PER COMMON SHARE - BASIC       $  .43                    $  .37

NET EARNINGS PER COMMON SHARE - DILUTED     $  .42                    $  .37


Weighted average number of common
   shares outstanding

       Basic                               120,565                   133,954
       Diluted                             122,145                   134,488

Dividends declared per common share         $ .130                    $ .125


All data subject to year-end audit.

                                 See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                  First Quarter as of  Fiscal Year End
-------------------------------------------------------------------------------------
(In thousands)                                               June 20,    February 28,
ASSETS                                                           1998           1998
------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                $    5,716     $    6,100
  Receivables, less allowance for losses of $14,226 at
    June 20, 1998 and $13,415 at February 28, 1998            402,081        410,741
  Inventories                                               1,128,175      1,115,529
  Other current assets                                         75,684         79,690
                                                           -------------------------

          TOTAL CURRENT ASSETS                              1,611,656      1,612,060

LONG-TERM NOTES RECEIVABLE                                    182,790        178,692
PROPERTY, PLANT AND EQUIPMENT, NET                          1,594,026      1,589,601

GOODWILL                                                      490,122        498,438

OTHER ASSETS                                                  213,354        214,219
                                                           -------------------------

TOTAL ASSETS                                               $4,091,948     $4,093,010
                                                           =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Notes payable                                            $  187,216     $  149,002
  Accounts payable                                            975,688        924,371
  Current debt and obligations under capital leases           144,704        179,594
  Other current liabilities                                   169,082        204,193
                                                           -------------------------

          TOTAL CURRENT LIABILITIES                         1,476,690      1,457,160

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPTIAL LEASES         1,190,309      1,260,728
OTHER LIABILITIES AND DEFERRED INCOME TAXES                   178,077        173,217

TOTAL STOCKHOLDERS' EQUITY                                  1,246,872      1,201,905
                                                           -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $4,091,948     $4,093,010
                                                           =========================


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

                                                         CAPITAL IN
                                PREFERRED      COMMON     EXCESS OF     TREASURY       RETAINED
                                    STOCK       STOCK     PAR VALUE        STOCK       EARNINGS          TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 22, 1997     $ 5,908   $ 150,670   $        99    $(231,871)   $ 1,382,617    $ 1,307,423

Net earnings                         --          --            --           --          230,757        230,757

Sales of common stock
  under option plans                 --          --          (4,123)      51,623           --           47,500

Cash dividends declared
  on common stock -
  $.515 per share                    --          --            --           --          (63,678)       (63,678)

Compensation under employee
  incentive plans                    --          --           6,951       11,289           --           18,240

Purchase of shares for treasury      --          --            --       (338,337)          --         (338,337)

--------------------------------------------------------------------------------------------------------------

BALANCES AT FEBRUARY 28,1998        5,908     150,670         2,927     (507,296)     1,549,696      1,201,905

Net earnings                         --          --            --           --           51,798         51,798

Sales of common stock
  under option plans                 --          --          (1,823)       9,637           --            7,814

Cash dividends declared
  on common stock -
  $.130 per share                    --          --            --           --          (16,190)       (16,190)

Compensation under employee
  incentive plans                    --          --             996        4,898           --            5,894

Purchase of shares for treasury      --          --            --         (4,349)          --           (4,349)

--------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 20, 1998         $ 5,908   $ 150,670   $     2,100    $(497,110)   $ 1,585,304    $ 1,246,872
==============================================================================================================

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

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
SUPERVALU INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------

                                                                    YEAR-TO-DATE
                                                                  (16 WEEKS ENDED)
------------------------------------------------------------------------------------
                                                               JUNE 20,     JUNE 14,
                                                                   1998         1997
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                $  51,798    $  49,766
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings of ShopKo                                 --         (3,330)
      Depreciation and amortization                              69,194       69,444
      LIFO (income) expense                                      (1,067)         668
      Provision for losses on receivables                         2,659        2,016
      Deferred income taxes                                       1,217        3,520
      Other adjustments, net                                     (2,586)      (7,283)
  Changes in assets and liabilities:
      Receivables                                                 6,001          663
      Inventory                                                 (11,579)     (29,832)
      Accounts payable                                           16,202       45,181
      Other assets and liabilities                                 (828)      (8,380)
------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       131,011      122,433
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to long-term notes receivable                       (11,252)     (26,868)
  Proceeds received on long-term notes receivable                13,281        8,798
  Proceeds from sale of property, plant and equipment            11,807       31,627
  Purchase of property, plant and equipment                     (83,505)     (59,786)
  Business acquisitions, net of cash acquired                      --        (23,523)
  Other investing activities                                      2,235      (14,999)
------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (67,434)     (84,751)
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in checks outstanding, net of deposits            34,893       (2,485)
  Net issuance of short-term notes payable                       38,214       16,269
  Proceeds from issuance of long-term debt                       83,500         --
  Repayment of long-term debt                                  (184,537)     (26,974)
  Reduction of obligations under capital leases                  (6,050)      (7,492)
  Proceeds from the sale of common stock under option plans       6,420        3,861
  Dividends paid                                                (32,052)     (16,798)
  Payments for purchase of treasury stock                        (4,349)      (3,285)
------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                           (63,961)     (36,904)
------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          (384)         778
Cash and cash equivalents at beginning of year                    6,100        6,539
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER             $   5,716    $   7,317
====================================================================================

All data subject to year-end audit.

                                 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1998 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").


Stock Split
-----------

On July 1, 1998 the company announced a two-for-one stock split, to be effected in the form of a 100 percent stock dividend for shareholders of record on July 20, 1998. All share and per share data have been adjusted to reflect the stock dividend. Weighted average number of common shares outstanding prior to the stock dividend was 60.3 million - basic (61.1 million - diluted) and net earnings per share was $ .86 - basic ($ .85 - diluted). Weighted average number of common shares outstanding subsequent to the stock dividend is 120.6 million - basic (122.1 million - diluted) and net earnings per share is $ .43 - basic ($
 .42 - diluted).


Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at June 20, 1998 and June 14, 1997 and the results of the company's operations and cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

The company reported record sales of $5.2 billion, net earnings of $51.8 million, basic earnings per share of $.43 and diluted earnings per share of $.42. Last year sales were $5.0 billion, net earnings were $49.8 million and basic and diluted earnings per share were $.37. The following table sets forth net sales by segment:

Net Sales by Segment
----------------------------------------------------------------------------
(In thousands)                    First Quarter (16 weeks)
----------------------------------------------------------------------------
                           June 20, 1998                  June 14, 1997
----------------------------------------------------------------------------
                        Net Sales  % of Total         Net Sales   % of Total
----------------------------------------------------------------------------

Food distribution     $ 4,609,097     88.6 %         $ 4,446,880      88.3 %
Retail food             1,408,603     27.1             1,364,853      27.1
Less:  Eliminations     (815,124)    (15.7)            (778,430)     (15.4)
----------------------------------------------------------------------------
   Total net sales    $ 5,202,576    100.0 %         $ 5,033,303     100.0 %
----------------------------------------------------------------------------

NET SALES
Net sales increased 3.4 percent compared to last year, positively impacted by a
3.6 percent increase in food distribution sales and a 3.2 percent increase in retail food sales. Sales gains were achieved despite the low inflationary environment.

Food distribution continued to achieve sales increases by adding new customers and new stores, partially offset by the loss of retail customers and competitive market conditions. Retail food sales increased over last year primarily due to new store openings over the past twelve months and an increase in same-store sales of 1.6 percent. The 3.2 percent increase in retail food sales was achieved despite the closing or sale of underperforming stores in the prior year.

GROSS PROFIT
Gross profit as a percentage of net sales was 10.0 percent, even with last year. Food distribution and retail food gross profit increased over last year driven by increased sales.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses were 7.7 percent of net sales, even with last year. Food distribution and retail food selling and administrative expenses as a percent of net sales were consistent with last year.

OPERATING EARNINGS
The company's pre-tax operating earnings (earnings before interest, equity in earnings of ShopKo Stores, Inc. ("ShopKo") and taxes) increased to $118.4 million compared with $114.8 million last year. Operating earnings before depreciation and amortization increased to $187.6 million compared with $184.2 million last year, a 1.8 percent increase. Food distribution operating earnings increased 3.7 percent to $90.0 million from $86.8 million. Retail food operating earnings increased 2.9 percent to $37.2 million from $36.2 million.

INTEREST EXPENSE AND INCOME
Interest expense decreased to $38.3 million compared with $41.3 million last year, reflecting lower average borrowings. Interest income increased to $6.2 million compared with $5.1 million last year, primarily due to increased retailer financing.

EQUITY IN EARNINGS OF SHOPKO
During the second quarter of last year, the company exited its remaining 46 percent investment in ShopKo. Due to the sale, there was no equity in earnings recorded in the quarter compared with $3.3 million or $.02 per share last year.

INCOME TAXES
The effective tax rate increased to 40.0 percent in the quarter compared with
39.3 percent last year. The increase in the effective tax rate was due to the elimination of ShopKo earnings.

NET EARNINGS
Net earnings were $51.8 million or $.43 per share - basic ($.42 per share - diluted) compared with last year's net earnings of $49.8 million or $.37 per share - basic and diluted. Weighted average shares - diluted declined to 122.1 million compared with last year's 134.5 million primarily due to the repurchase of 13.8 million shares in the second quarter of last year, with proceeds from the ShopKo transaction.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations for the first quarter was $131.0 million compared with $122.4 million last year. Cash provided from operations of $131.0 million and the issuance of long term debt of $83.5 million and short term notes payable of $38.2 million was primarily used to repay long term debt of $184.5 million and finance capital expenditures of $83.5 million.

SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. The company has a $400 million "shelf registration" in effect pursuant to which the company could issue $159 million of additional debt securities. During the quarter the company issued $83.5 million of bonds under the existing "shelf registration". The bonds issued had a coupon rate of 6.6 percent with seven and eight year maturities. A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to
 .275 percent, also is in place and expires in October 2002. The revolving credit agreement is available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreement during the first quarter. Total commercial paper outstanding as of the end of the first quarter was $160 million. Maturities of debt will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this 10Q includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements are detailed in Exhibit 99.1 to the company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998; other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders.

         The Registrant held its Annual Meeting of Stockholders on July 1, 1998 at which the stockholders took the following actions:

         (a) elected Herman Cain, Charles M. Lillis, Steven S. Rogers and Michael W. Wright to the Board of Directors for terms expiring in 2001. The votes cast for and withheld with respect to each such Director was as follows:

                                              Votes For       Votes Withheld
                                              ---------       --------------

                  Herman Cain                 40,881,605        10,386,370
                  Charles M. Lillis           49,606,383         1,661,592
                  Steven S. Rogers            49,829,184         1,438,791
                  Michael W. Wright           50,405,931           862,044

                  The Directors whose terms continued after the meeting are as follows: Lawrence A. Del Santo, Edwin C. Gage, William A. Hodder, Garnett L. Keith, Jr., Richard L. Knowlton, Harriet Perlmutter, and Carole F. St. Mark.

         (b) ratified by a vote of 51,085,896 for, 89,114 against, and 92,965 abstaining, the appointment of KPMG Peat Marwick LLP as the independent auditors of Registrant for the fiscal year ending February 27, 1999.

         (c) approved by a vote of 35,957,910 for, 14,823,831 against, and 486,234 abstaining, the adoption of certain amendments to the SUPERVALU INC. 1993 Stock Plan.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits filed with this Form 10-Q:

         (11)     Computation of Earnings Per Common Share.

         (27)     Financial Data Schedule.

(b)      Reports on Form 8-K:

         The Registrant filed a report on Form 8-K dated May 8, 1998 during the quarterly period (16 weeks) ending June 20, 1998 reporting a Change in Registrant's Certifying Accountants (Item 4).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPERVALU INC. (REGISTRANT)


Dated:  July 14, 1998                   By: /s/ Pamela K. Knous
                                           ------------------------
                                            Pamela K. Knous
                                            Executive Vice President, Chief
                                             Financial Officer
                                            (Authorized officer of Registrant)