Form 10-Q
period 1998-09-12
SUPERVALU INC
filed 1998-10-23
CIK 95521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 12, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......... to .........

Commission file number 1-5418


                                 SUPERVALU INC.
             (Exact name of registrant as specified in its Charter)


             DELAWARE                                   41-0617000
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

11840 VALLEY VIEW ROAD, EDEN PRAIRIE, MINNESOTA 55344
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

Yes [X]  No [ ]

The number of shares outstanding of each of the issuer's classes of Common Stock as of October 13, 1998 is as follows:

          Title of Each Class               Shares Outstanding
          -------------------               ------------------
             Common Shares                      120,497,219

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

                                                         Second Quarter (12 weeks) ended
                                          Sept 12, 1998     % of sales     Sept 6, 1997     % of sales
------------------------------------------------------------------------------------------------------
NET SALES                                    $3,937,318       100.00%        $3,866,012       100.00%

COSTS AND EXPENSES:
  Cost of sales                               3,534,551        89.77          3,472,726        89.83
  Selling and administrative expenses           308,127         7.83            303,649         7.85
  Amortization of goodwill                        4,773         0.12              4,557         0.12
  Interest
    Interest expense                             27,274         0.69             29,846         0.77
    Interest income                               4,113         0.10              3,912         0.10
                                             ---------------------------------------------------------
      Interest expense, net                      23,161         0.59             25,934         0.67
                                             ---------------------------------------------------------
       Total costs and expenses               3,870,612        98.31          3,806,866        98.47
                                             ---------------------------------------------------------

EARNINGS BEFORE EQUITY IN EARNINGS
  OF SHOPKO AND INCOME TAXES                     66,706         1.69             59,146         1.53

GAIN ON SALE OF SHOPKO                               --           --             90,034         2.33
                                             ---------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                     66,706         1.69            149,180         3.86

PROVISION FOR INCOME TAXES
 Current                                         24,211                          58,756
 Deferred                                         2,595                           1,309
                                             ---------------------------------------------------------

    Income tax expense                           26,806         0.68             60,065         1.55
                                             ---------------------------------------------------------


NET EARNINGS                                 $   39,900         1.01%        $   89,115         2.31%
                                             =========================================================
NET EARNINGS PER COMMON SHARE - BASIC        $      .33                      $      .72

NET EARNINGS PER COMMON SHARE - DILUTED      $      .33                      $      .71

Weighted average number of common
   shares outstanding

       Basic                                    120,753                         124,118
       Diluted                                  122,178                         125,680

Dividends declared per common share          $    .1325                      $    .1300

                                 See notes to consolidated financial statements.
All data subject to year-end audit.

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                          Year-to-date (28 weeks) Ended
                                          ------------------------------------------------------------
                                          Sept 12, 1998     % of sales     Sept 6, 1997     % of sales
------------------------------------------------------------------------------------------------------
NET SALES                                   $ 9,139,894       100.00%       $ 8,899,315       100.00%

COSTS AND EXPENSES:
  Cost of sales                               8,218,306        89.92          8,004,900        89.95
  Selling and administrative expenses           702,178         7.68            683,951         7.68
  Amortization of goodwill                       11,095         0.12             10,594         0.12
  Interest
    Interest expense                             65,596         0.72             71,167         0.80
    Interest income                              10,290         0.11              9,030         0.10
                                          ------------------------------------------------------------
      Interest expense, net                      55,306         0.61             62,137         0.70
                                          ------------------------------------------------------------

       Total costs and expenses               8,986,885        98.33          8,761,582        98.45
                                          ------------------------------------------------------------

EARNINGS BEFORE EQUITY IN EARNINGS
  OF SHOPKO AND INCOME TAXES                    153,009         1.67            137,733         1.55

EQUITY IN EARNINGS AND GAIN ON SALE
  OF SHOPKO                                           -            -             93,364         1.05
                                          ------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                    153,009         1.67            231,097         2.60

PROVISION FOR INCOME TAXES
 Current                                         57,499                          87,387
 Deferred                                         3,812                           4,829
                                          ------------------------------------------------------------

    Income tax expense                           61,311         0.67             92,216         1.04
                                          ------------------------------------------------------------

NET EARNINGS                                 $   91,698         1.00%       $   138,881         1.56%
                                          ============================================================

NET EARNINGS PER COMMON SHARE - BASIC        $      .76                     $      1.07

NET EARNINGS PER COMMON SHARE - DILUTED      $      .75                     $      1.06

Weighted average number of common
   shares outstanding

       Basic                                    120,645                         129,740
       Diluted                                  122,159                         130,714

Dividends declared per common share          $    .2625                     $     .2550



                                 See notes to consolidated financial statements.
All data subject to year-end audit.

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                      Second Quarter as of   Fiscal Year End
--------------------------------------------------------------------------------------------
(In thousands)                                              September 12,      February 28,
ASSETS                                                               1998              1998
--------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                    $    6,985        $    6,100
  Receivables, less allowance for losses of $13,959 at
    September 12, 1998 and $13,415 at February 28, 1998           424,298           410,741
  Inventories                                                   1,090,542         1,115,529
  Other current assets                                             77,016            79,690
                                                            --------------------------------

          TOTAL CURRENT ASSETS                                  1,598,841         1,612,060

LONG-TERM NOTES RECEIVABLE                                        175,227           178,692
PROPERTY, PLANT AND EQUIPMENT, NET                              1,628,881         1,589,601

GOODWILL                                                          507,868           498,438

OTHER ASSETS                                                      208,246           214,219
                                                            --------------------------------

TOTAL ASSETS                                                   $4,119,063        $4,093,010
                                                            ================================


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Notes payable                                                $  126,681        $  149,002
  Accounts payable                                                995,388           924,371
  Current debt and obligations under capital leases               295,744           179,594
  Other current liabilities                                       201,817           204,193
                                                            --------------------------------

          TOTAL CURRENT LIABILITIES                             1,619,630         1,457,160

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES             1,066,107         1,260,728
OTHER LIABILITIES AND DEFERRED INCOME TAXES                       178,991           173,217

TOTAL STOCKHOLDERS' EQUITY                                      1,254,334         1,201,905
                                                            --------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $4,119,062        $4,093,010
                                                            ================================

                                 See notes to consolidated financial statements.
All data subject to year-end audit.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------

(In thousands, except per share data)

                                                              CAPITAL IN
                                    PREFERRED        COMMON    EXCESS OF       TREASURY         RETAINED
                                        STOCK         STOCK    PAR VALUE          STOCK         EARNINGS           TOTAL
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT FEBRUARY 22, 1997         $ 5,908     $ 150,670     $     99     $ (231,871)     $ 1,382,617     $ 1,307,423

Net earnings                                -             -            -              -          230,757         230,757

Sales of common stock
  under option plans                        -             -       (4,123)        51,623                -          47,500

Cash dividends declared
  on common stock -
  $.515 per share                           -             -            -              -          (63,678)        (63,678)

Compensation under employee
  incentive plans                           -             -        6,951         11,289                -          18,240

Purchase of shares for treasury             -             -            -       (338,337)               -        (338,337)

---------------------------------------------------------------------------------------------------------------------------

BALANCES AT FEBRUARY 28,1998            5,908       150,670        2,927       (507,296)       1,549,696       1,201,905

Net earnings                                -             -            -              -           91,698          91,698

Sales of common stock
  under option plans                        -             -       (2,392)        20,871                -          18,479

Cash dividends declared
  on common stock -
  $.2625 per share                          -             -            -              -          (32,211)        (32,211)

Compensation under employee
  incentive plans                           -             -          996          4,827                -           5,823

Purchase of shares for treasury             -             -            -        (31,360)               -         (31,360)

---------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 12, 1998        $ 5,908     $ 150,670      $ 1,531     $ (512,958)     $ 1,609,183     $ 1,254,334
===========================================================================================================================

                                 See notes to consolidated financial statements.
All data subject to year-end audit.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
SUPERVALU INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------

                                                                      YEAR-TO-DATE
                                                                    (28 WEEKS ENDED)
-------------------------------------------------------------------------------------------
                                                                SEPT 12,           SEPT 6,
                                                                    1998              1997
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 290,629         $ 271,112
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of ShopKo stock                                   -           305,153
  Additions to long-term notes receivable                        (20,270)          (40,799)
  Proceeds from sale of property, plant and equipment             24,339            60,252
  Purchase of property, plant and equipment                     (150,532)         (106,441)
  Other cash provided by (used in) investing activities            3,826           (11,136)
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (142,637)          207,029
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in checks outstanding, net of deposits             38,921            12,192
  Net reduction of short-term notes payable                      (22,321)          (47,297)
  Proceeds from issuance of long-term debt                        83,500              --
  Repayment of long-term debt                                   (186,445)         (125,723)
  Payments for purchase of treasury stock                        (31,360)         (265,195)
  Other cash used in financing activities                        (29,402)          (19,484)
-------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                           (147,107)         (445,507)
-------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                            885            32,634
Cash and cash equivalents at beginning of year                     6,100             6,539
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER             $   6,985         $  39,173
===========================================================================================

Supplemental Information:
  Pretax LIFO income (expense)                                 $   2,233         $  (2,550)
  Pretax depreciation and amortization                         $ 122,172         $ 122,617

                                 See notes to consolidated financial statements.
All data subject to year-end audit.

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


Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at September 12, 1998 and September 6, 1997 and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

RESULTS FOR THE QUARTER:

The company reported sales of $3.9 billion for fiscal 1999 and fiscal 1998. Net earnings for the quarter were $39.9 million and both basic and diluted earnings per share were $.33. After excluding the non-recurring gain from the sale of its investment in ShopKo Stores, Inc. ("ShopKo"), last year net earnings were $35.5 million, basic earnings per share was $.29 and diluted earnings per share was $.28. The following table sets forth net sales by segment:

Net Sales by Segment
----------------------------------------------------------------------------------------
(In thousands)                               Second Quarter (12 weeks)
----------------------------------------------------------------------------------------
                                  September 12, 1998               September 6, 1997
                              Net Sales     % of Total          Net Sales    % of Total
----------------------------------------------------------------------------------------
Food distribution - net     $ 2,792,919           70.9%       $ 2,784,767         72.0%
Retail food                   1,144,399           29.1          1,081,245         28.0
----------------------------------------------------------------------------------------
   Total net sales          $ 3,937,318          100.0%       $ 3,866,012        100.0%
========================================================================================

NET SALES
Net sales increased 1.8 percent compared to last year, positively impacted by a
 .3 percent increase in food distribution sales and a 5.8 percent increase in retail food sales. Sales gains were achieved despite the low inflationary environment.

Food distribution continued to achieve sales increases by adding net new independent customers and stores. Retail food sales increased over last year primarily due to new store openings over the past twelve months and an increase in same-store sales of 3.5 percent. The 5.8 percent increase in retail food sales was achieved despite the closing or sale of underperforming stores in the prior year.

GROSS PROFIT
Gross profit as a percentage of net sales was 10.2 percent, even with last year. Food distribution and retail food gross profit as a percent of net sales were consistent with last year.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses were 8.0 percent of net sales, even with last year. Food distribution and retail food selling and administrative expenses as a percent of net sales were consistent with last year.

OPERATING EARNINGS
The company's operating earnings (earnings before interest, equity in earnings and gain on sale of ShopKo and income taxes) increased 5.6 percent to $89.9 million compared with $85.1 million last year. Operating earnings before depreciation and amortization increased to $142.8 million compared with $138.3 million last year, a 3.3 percent increase. Food distribution operating earnings were $70.3 million compared to $70.4 million last year. Retail food operating earnings increased 27.9 percent to $26.0 million from $20.3 million. The increase in retail food operating earnings was due to the strong same store sales performance and selling and administrative expense controls.

INTEREST EXPENSE AND INCOME
Interest expense decreased to $27.3 million compared with $29.8 million last year, reflecting lower average borrowings. Interest income increased to $4.1 million compared with $3.9 million last year, primarily due to increased retailer financing.

EQUITY IN EARNINGS AND GAIN ON SALE OF SHOPKO
During the second quarter of last year, the company exited its remaining 46 percent investment in ShopKo. The transaction resulted in a pretax gain of $90.0 million or $.43 per share in the second quarter of last year. Due to the sale, there was no equity in earnings recorded in either quarter.

NET EARNINGS
Net earnings were $39.9 million or $.33 per share - basic and diluted, compared with last year's net earnings of $89.1 million or $.72 per share - basic ($.71 per share - diluted). Excluding ShopKo, last year's net earnings would have been $35.5 million or $.29 per share - basic ($.28 per share - diluted). Weighted average shares - diluted declined to 122.2 million compared with last year's
125.7 million primarily due to the repurchase of shares with proceeds from the ShopKo transaction.

YEAR-TO-DATE RESULTS:

The following table sets forth net sales by segment:

Net Sales by Segment
----------------------------------------------------------------------------------------
(In thousands)                               Year-to-Date (28 weeks)
----------------------------------------------------------------------------------------
                                  September 12, 1998               September 6, 1997
                              Net Sales     % of Total          Net Sales    % of Total
----------------------------------------------------------------------------------------
Food distribution - net     $ 6,586,892           72.1%       $ 6,453,217         72.5%
Retail food                   2,553,002           27.9          2,446,098         27.5
----------------------------------------------------------------------------------------
   Total net sales          $ 9,139,894          100.0%       $ 8,899,315        100.0%
========================================================================================

NET SALES
Net sales increased 2.7 percent compared to last year, positively impacted by a
2.1 percent increase in food distribution sales and a 4.4 percent increase in retail food sales. Sales gains were achieved despite the low inflationary environment.

Food distribution continued to achieve sales increases by adding net new independent customers and stores. Retail food sales increased over last year primarily due to new store openings over the past twelve months and an increase in same-store sales of 2.3 percent. The 4.4 percent increase in retail food sales was achieved despite the closing or sale of underperforming stores in the prior year.

GROSS PROFIT
Gross profit as a percentage of net sales was 10.1 percent, even with last year. Food distribution and retail food gross profit as a percent of net sales were consistent with last year.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses were 7.8 percent of net sales, even with last year. Food distribution and retail food selling and administrative expenses as a percent of net sales were consistent with last year.

OPERATING EARNINGS
The company's operating earnings (earnings before interest, equity in earnings and gain on sale of ShopKo and income taxes) increased to $208.3 million compared with $199.9 million last year. Operating earnings before depreciation and amortization increased to $ 330.5 million compared with $322.5 million last year, a 2.5 percent increase. Food distribution operating earnings increased 2.0 percent to $160.3 million from $157.2 million. Retail food operating earnings increased 11.9 percent to $63.2 million from $56.5 million. The increase in retail food operating earnings was due to the strong same store sales performance and selling and administrative expense controls.

INTEREST EXPENSE AND INCOME
Interest expense decreased to $65.6 million compared with $71.2 million last year, reflecting lower average borrowings. Interest income increased to $10.3 million compared with $9.0 million last year, primarily due to increased retailer financing.

EQUITY IN EARNINGS AND GAIN ON SALE OF SHOPKO
During the second quarter of last year, the company exited its remaining 46 percent investment in ShopKo. The transaction resulted in a pretax gain of $90.0 million or $.41 per share last year. Due to the sale, there was no equity in earnings recorded in the current year compared with $3.3 million or $.03 per share last year.

INCOME TAXES
The effective tax rate increased to 40.1 percent compared with 39.9 percent last year. The increase in the effective tax rate was due to the elimination of ShopKo earnings.

NET EARNINGS
Net earnings were $91.7 million or $.76 per share - basic ($.75 per share - diluted) compared with last year's net earnings of $138.9 million or $1.07 per share - basic ($1.06 per share - diluted). Excluding ShopKo, last year's net earnings would have been $81.9 million or $.63 per share - basic and diluted. Weighted average shares - diluted declined to 122.2 million compared with last year's 130.7 million primarily due to the repurchase of 13.8 million shares in the second quarter of last year, with proceeds from the ShopKo transaction.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations year-to-date was $290.6 million compared with $271.1 million last year. Cash provided from operations of $290.6 million and the issuance of long term debt of $83.5 million was primarily used to repay long term debt of $186.4 million and finance capital expenditures of $150.5 million.

SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. The company has a $400 million "shelf registration" in effect pursuant to which the company could issue $159 million of additional debt securities. During the year the company issued $83.5 million of bonds under the existing "shelf registration". The bonds issued had average coupon rates of 6.6 percent with seven and eight year maturities. A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to
 .275 percent, also is in place and expires in October 2002. The revolving credit agreement is available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreement during the year. Total commercial paper outstanding as of the end of the second quarter was $100 million. Maturities of debt will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.


YEAR 2000
---------

GENERAL

SUPERVALU's company wide Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of application systems, information technology (IT) systems and technologies which include embedded systems being able to distinguish between the year 1900 and the year 2000. In 1996, the company began establishing processes for evaluating and managing the risks associated with the Project. The Project is divided into six components. These components include program management, communications, application conversions and technology upgrades, contingency planning, quality assurance and external entities. The company is using both internal and external resources to implement the Project. The work to complete the Project is expected to be completed by mid to late 1999.

The company has relationships with a significant number of key business partners. The company has initiated formal communications with its key business partners and has initiated formal contingency planning processes to mitigate the risk to the company if the business partners are not prepared for the year 2000. This is planned to be completed by mid 1999. There can be no guarantee that the business partners will successfully and timely reprogram or replace and test all of their own computer hardware, software and process control systems. While the failure of a single business partner to achieve year 2000 compliance should not have a material adverse effect on the company's results of operations, the failure of several key business partners could have such an effect.

COSTS

The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The company has incurred costs to date of $16.8 million. Estimated costs for the remainder of work is $9.5 million for a total projected Project cost of $26.3 million.

RISKS

While the effort to assess and correct the company's Year 2000 issues are expected to be complete prior to related forecasted failure horizons, the company is taking specific measures to assess risks and develop specific contingency plans. A formal process is being developed to assess business critical functions and create action plans which will describe the communications, operations and IT activities that will be conducted if the contingency plan must be executed.

The costs of the Project and the completion dates are based on management's best estimates, which were derived from assumptions of future events including the availability of resources, key business partner modifications plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary due to uncertainties.

The Company's Year 2000 efforts are ongoing and its overall Project will continue to evolve as new information becomes available. The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties with whom the company relies on, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the company's results of operation but the company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this 10Q includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements are detailed in Exhibit 99.1 to the company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 and under the caption "Year 2000" in this Form 10-Q; other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION

Item 5.   Other Information.
-------   ------------------

          On October 9, 1998, the Board of Directors approved amendments to the Company's Revised Bylaws to revise the "advance notice" bylaw governing the requirements of prior notice for stockholder proposals being submitted for Annual Meetings of Stockholders. As a result of such amendments, the Company's Revised Bylaws now require a stockholder's written notice to be received by the Company not later than the close of business on the 120th day nor earlier than the close of business on the 150th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be delivered not earlier than the close of business on the 150th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. In the event that the number of directors to be elected to the Board of Directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Company at least 100 days prior to the first anniversary of the preceding year's annual meeting, a stockholders' notice required by the Revised Bylaws will also be considered timely, but only with respect to the nominees for any new positions created by such increase, if such notice is delivered to the Company not later than the close of business on the 10th day following the day on which a public announcement is first made by the Company. Furthermore, in the event the Company calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, a stockholder may nominate an individual for election to the Board of Directors, if the stockholder's notice is delivered to the Company not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. Based on the Revised Bylaws, as amended, if a stockholder desires to submit a proposal or nominate a person for election as a director at the 1999 Annual Meeting of Stockholders (and such business is not the subject of a stockholder proposal timely submitted for inclusion in the Company's Proxy Statement) written notice of such business containing the information required under the Company's Revised Bylaws must be received by the Company at its principal executive offices on or before March 3, 1999, but no earlier than February 1, 1999. The foregoing description of the Restated Bylaws, as amended, is qualified in its entirety by reference to the full text of the Company's Restated Bylaws, as amended, filed as Exhibit (3) hereto and incorporated by reference herein.

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

     (a)  Exhibits filed with this Form 10-Q:

          (3)    Restated Bylaws of SUPERVALU INC., as amended.

         (10)a.  SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

         (10)b.  SUPERVALU INC. Long-Term Incentive Plan, as amended.

         (10)c.  Amendments to the SUPERVALU INC. Executive
                 Deferred Compensation Plan, as amended, and the SUPERVALU INC. Executive Deferred Compensation
                 Plan II, as amended.

         (10)d.  Amended and Restated SUPERVALU INC. Grantor Trust.

         (10)e.  SUPERVALU INC. Directors Retirement Program, as amended.

         (10)f.  SUPERVALU INC. Non-Employee Directors Deferred
                 Stock Plan, as amended.

         (10)g.  SUPERVALU INC. Deferred Compensation Plan for
                 Non-Employee Directors, as amended.

         (10)h. Third Amendment of the SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

         (10)i. Form of Agreement used in connection with Registrant's Executive Post-Retirement Survivor Benefit Program.

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

                                       SUPERVALU INC. (REGISTRANT)


Dated:  October 23, 1998               By: /s/ Pamela K. Knous
                                           -------------------------------
                                           Pamela K. Knous
                                           Executive Vice President, Chief
                                            Financial Officer
                                           (Authorized officer of Registrant)