Form 10-Q
period 1998-12-05
SUPERVALU INC
filed 1999-01-08
CIK 95521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period (12 weeks) ended December 5, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ................. to ..........................

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

Yes    X        No

The number of shares outstanding of each of the issuer's classes of Common Stock as of January 2, 1999 is as follows:

            Title of Each Class                 Shares Outstanding
            -------------------                 ------------------

              Common Shares                         120,066,711

                         PART I - FINANCIAL INFORMATION


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

                                                        Third Quarter (12 weeks) ended
                                              Dec 5, 1998  % of sales    Nov 29, 1997  % of sales
-------------------------------------------------------------------------------------------------

Net sales                                      $ 4,079,696    100.00%      $ 4,004,565    100.00%

Costs and expenses:
  Cost of sales                                  3,665,933     89.86         3,600,773     89.92
  Selling and administrative expenses              312,668      7.66           306,827      7.66
  Amortization of goodwill                           4,875      0.12             4,568      0.11
  Interest
    Interest expense                                28,749      0.70            29,859      0.75
    Interest income                                  5,872      0.14             4,778      0.12
                                           ------------------------------------------------------
      Interest expense, net                         22,877      0.56            25,081      0.63
                                           ------------------------------------------------------

       Total costs and expenses                  4,006,353     98.20         3,937,249     98.32
                                           ------------------------------------------------------

Earnings before income taxes                        73,343      1.80            67,316      1.68

Provision for income taxes
 Current                                            26,327                      25,939
 Deferred                                            1,756                       1,128
                                           ------------------------------------------------------

    Income tax expense                              28,083      0.69            27,067      0.67
                                           ------------------------------------------------------

Net earnings                                     $  45,260      1.11%        $  40,249      1.01%
                                           ======================================================



Net earnings per common share - basic                $ .38                       $ .33

Net earnings per common share - diluted              $ .37                       $ .33

Weighted average number of common
   shares outstanding
        Basic                                      120,191                     120,422
        Diluted                                    121,861                     121,742


Dividends declared per common share                $ .1325                     $ .1300


All data subject to year-end audit.
                                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                            Year-to-date (40 weeks) Ended
                                              -------------------------------------------------------

                                                  Dec 5, 1998  % of sales    Nov 29, 1997  % of sales
-----------------------------------------------------------------------------------------------------

Net sales                                         $ 13,219,590    100.00%      $12,903,880    100.00%

Costs and expenses:
  Cost of sales                                     11,884,239     89.90        11,605,673     89.94
  Selling and administrative expenses                1,014,846      7.68           990,778      7.67
  Amortization of goodwill                              15,970      0.12            15,162      0.12
  Interest
    Interest expense                                    94,345      0.71           101,026      0.78
    Interest income                                     16,162      0.12            13,808      0.10
                                              -------------------------------------------------------
      Interest expense, net                             78,183      0.59            87,218      0.68
                                              -------------------------------------------------------

       Total costs and expenses                     12,993,238     98.29        12,698,831     98.41
                                              -------------------------------------------------------

Earnings before equity in earnings
  of ShopKo and income taxes                           226,352      1.71           205,049      1.59

Equity in earnings and gain on sale of ShopKo                -         -            93,364      0.72
                                              -------------------------------------------------------

Earnings before income taxes                           226,352      1.71           298,413      2.31

Provision for income taxes
 Current                                                83,826                     113,326
 Deferred                                                5,568                       5,957
                                              -------------------------------------------------------

    Income tax expense                                  89,394      0.67           119,283      0.92
                                              -------------------------------------------------------

Net earnings                                        $  136,958      1.04%       $  179,130      1.39%
                                              =======================================================



Net earnings per common share - basic                   $ 1.14                      $ 1.41

Net earnings per common share - diluted                 $ 1.12                      $ 1.40


Weighted average number of common
   shares outstanding

       Basic                                           120,509                     126,944
       Diluted                                         122,069                     128,022

Dividends declared per common share                    $ .3950                     $ .3850


All data subject to year-end audit.
                                 See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries               Third Quarter as of    Fiscal Year End
------------------------------------------------------------------------------------
(In thousands)                                         December 5,      February 28,
Assets                                                        1998             1998
------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                             $    6,264       $    6,100
  Receivables, less allowance for losses of $15,557 at
    December 5, 1998 and $13,415 at February 28, 1998      451,975          410,741
  Inventories                                            1,283,196        1,115,529
  Other current assets                                      75,363           79,690
                                                       -----------------------------

          Total current assets                           1,816,798        1,612,060

Long-term notes receivable                                 138,051          178,692
Property, plant and equipment, net                       1,671,428        1,589,601

Goodwill                                                   503,302          498,438

Other assets                                               227,772          214,219
                                                       -----------------------------

Total assets                                            $4,357,351       $4,093,010
                                                       =============================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                         $  289,458       $  149,002
  Accounts payable                                       1,070,811          924,371
  Current debt and obligations under capital leases        233,162          179,594
  Other current liabilities                                208,110          204,193
                                                       -----------------------------

          Total current liabilities                      1,801,541        1,457,160

Long-term debt and obligations under captial leases      1,109,135        1,260,728
Other liabilities and deferred income taxes                177,273          173,217

Total stockholders' equity                               1,269,402        1,201,905
                                                       -----------------------------

Total liabilities and stockholders' equity              $4,357,351       $4,093,010
                                                       =============================


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

                                                                Capital in
                                    Preferred       Common       Excess of     Treasury       Retained
                                        Stock        Stock       Par Value        Stock       Earnings         Total
----------------------------------------------------------------------------------------------------------------------
Balances at February 22, 1997          $5,908       $150,670          $ 99    $ (231,871)    $1,382,617    $1,307,423

Net earnings                                -              -             -             -        230,757       230,757

Sales of common stock
  under option plans                        -              -        (4,123)       51,623              -        47,500

Cash dividends declared
  on common stock -
  $.515 per share                           -              -             -             -        (63,678)      (63,678)

Compensation under employee
  incentive plans                           -              -         6,951        11,289              -        18,240

Purchase of shares for treasury             -              -             -      (338,337)             -      (338,337)

----------------------------------------------------------------------------------------------------------------------
Balances at February 28,1998            5,908        150,670         2,927      (507,296)     1,549,696     1,201,905

Net earnings                                -              -             -             -        136,958       136,958

Sales of common stock
  under option plans                        -              -        (5,801)       28,270              -        22,469

Cash dividends declared
  on common stock -
  $.395 per share                           -              -             -             -        (48,119)      (48,119)

Compensation under employee
  incentive plans                           -              -         1,077         4,492              -         5,569

Treasury shares exchanged for
 acquisition                                -              -         1,918         2,167              -         4,085

Purchase of shares for treasury             -              -             -       (53,465)             -       (53,465)

----------------------------------------------------------------------------------------------------------------------
Balances at December 5, 1998           $5,908       $150,670         $ 121    $ (525,832)    $1,638,535    $1,269,402
======================================================================================================================

All data subject to year-end audit.
                                 See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------
                                                             Year-to-date
                                                           (40 weeks ended)
--------------------------------------------------------------------------------
                                                      December 5,   November 29,
                                                            1998           1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net cash provided by operating activities               $ 243,985     $ 179,571
-------------------------------------------------------------------------------

Cash flows from investing activities
  Proceeds from sale of ShopKo stock                           --       305,153
  Additions to long-term notes receivable                 (40,454)      (58,650)
  Proceeds received on long-term notes receivable          92,325        27,040
  Proceeds from sale of property, plant and equipment      55,017        66,971
  Purchase of property, plant and equipment              (194,669)     (163,344)
  Business acquisition, net of cash acquired              (37,438)      (23,523)
  Other cash used in investing activities                 (18,511)      (31,424)
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities      (143,730)      122,223
-------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase in checks outstanding, net of deposits      39,042        70,576
  Net increase of short-term notes payable                140,456        59,827
  Proceeds from issuance of long-term debt                 83,500            --
  Repayment of long-term debt                            (258,483)      (74,631)
  Dividends paid                                          (48,099)      (49,507)
  Payments for purchase of treasury stock                 (53,465)     (288,819)
  Other cash provided by (used in) financing activities    (3,042)       13,847
-------------------------------------------------------------------------------
Net cash used in financing activities                    (100,091)     (268,707)
-------------------------------------------------------------------------------

Net increase in cash and cash equivalents                     164        33,087
Cash and cash equivalents at beginning of year              6,100         6,539
-------------------------------------------------------------------------------
Cash and cash equivalents at end of third quarter       $   6,264     $  39,626
===============================================================================


Supplemental Information:
  Pretax LIFO income (expense)                          $   1,729     $  (3,394)
  Pretax depreciation and amortization                  $ 174,837     $ 174,844



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


Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at December 5, 1998 and November 29, 1997 and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

The company reported sales of $4.1 billion, net earnings of $45.3 million, basic earnings per share of $.38 and diluted earnings per share of $.37. Last year's sales were $4.0 billion, net earnings were $40.2 million and basic and diluted earnings per share were $.33. The following table sets forth net sales by segment:

Net Sales by Segment
------------------------------------------------------------------------------
(In thousands)                        Third Quarter (12 weeks)
------------------------------------------------------------------------------
                           December 5, 1998               November 29, 1997
------------------------------------------------------------------------------
                      Net Sales     % of Total        Net Sales     % of Total
------------------------------------------------------------------------------

Food distribution     $3,638,591        89.2 %        $3,561,766       88.9 %
Retail food            1,158,982        28.4           1,101,428       27.5
Less:  Eliminations     (717,877)      (17.6)           (658,629)     (16.4)
------------------------------------------------------------------------------
  Total net sales     $4,079,696       100.0 %        $4,004,565      100.0 %
==============================================================================

Net sales
Net sales increased 1.9 percent compared to last year, positively impacted by a
2.2 percent increase in food distribution sales and a 5.2 percent increase in retail food sales. Sales gains were achieved despite the low inflationary environment.

Food distribution continued to achieve sales increases by adding net new independent customers and stores, and also benefited from strengths in owned retail stores. Retail food sales increased over last year primarily due to new store openings and acquisitions over the past twelve months. Same-store sales increased 0.3 percent, which were impacted by cannibalization and competitive activity. The 5.2 percent increase in retail food sales was achieved despite the closing or sale of underperfoming stores in the prior year.

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

Operating earnings
The company's operating earnings (earnings before interest and income taxes) increased 4.1 percent to $96.2 million compared with $92.4 million last year. Operating earnings before depreciation and amortization increased to $148.9 million compared with $144.6 million last year, a 2.9 percent increase. Food distribution operating earnings were $75.2 million compared to $76.6 million last year. Results for food distribution were impacted by costs associated with the startup of the new regional distribution facility in the Midwest. Retail food operating earnings increased 33.5 percent to $28.5 million from $21.3 million last year. The increase in retail food operating earnings was due to the sales increase and selling and administrative expense controls.

Interest expense and income
Interest expense decreased to $28.7 million compared with $29.9 million last year, reflecting lower average interest rates and borrowings. Interest income increased to $5.9 million compared with $4.8 million last year, primarily due to increased retailer financing.

Income taxes
The effective tax rate decreased to 38.3 percent compared with 40.2 percent last year reflecting an adjustment to the company's forecasted annual effective tax rate to 39.5 percent.

Net earnings
Net earnings were $45.3 million or $.38 per share - basic ($.37 per share - diluted) compared with last year's net earnings of $40.2 million or $.33 per share - basic and diluted. Weighted average shares - diluted increased slightly to 121.9 million compared with last year's 121.7 million.

YEAR-TO-DATE RESULTS:

The following table sets forth net sales by segment:

Net Sales by Segment
------------------------------------------------------------------------------
(In thousands)                      Year-to-Date (40 weeks)
------------------------------------------------------------------------------
                         December 5, 1998             November 29, 1997
------------------------------------------------------------------------------
                      Net Sales     % of Total     Net Sales     % of Total
------------------------------------------------------------------------------

Food distribution    $11,697,580       88.5 %      $11,396,050       88.3 %
Retail food            3,711,984       28.1          3,547,526       27.5
Less:  Eliminations   (2,189,974)     (16.6)        (2,039,696)     (15.8)
------------------------------------------------------------------------------
  Total net sales    $13,219,590      100.0 %      $12,903,880      100.0 %
==============================================================================

Net sales
Net sales increased 2.4 percent compared to last year, positively impacted by a
2.6 percent increase in food distribution sales and a 4.6 percent increase in retail food sales. Sales gains were achieved despite the low inflationary environment.

Food distribution continued to achieve sales increases by adding net new independent customers and stores, and also benefited from strengths in owned retail stores. Retail food sales increased over last year primarily due to new store openings over the past twelve months and an increase in same store sales of 1.5 percent. The

4.6 percent increase in retail food sales was achieved despite the closing or sale of underperforming stores in the prior year.

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

Operating earnings
The company's operating earnings (earnings before interest, equity in earnings and gain on sale of ShopKo Stores, Inc. ("Shopko") and income taxes) increased to $304.5 million compared with $292.3 million last year. Operating earnings before depreciation and amortization increased to $479.4 million compared with $467.1 million last year, a 2.6 percent increase. Food distribution operating earnings increased 0.7 percent to $235.5 million from $233.8 million. Retail food operating earnings increased 17.8 percent to $91.7 million from $77.8 million. The increase in retail food operating earnings was due to the strong same store sales performance and selling and administrative expense controls.

Interest expense and income
Interest expense decreased to $94.3 million compared with $101.0 million last year, reflecting lower average interest rates and borrowings. Interest income increased to $16.2 million compared with $13.8 million last year, primarily due to increased retailer financing.

Equity in earnings and gain on sale of ShopKo
During the second quarter of last year, the company exited its remaining 46 percent investment in ShopKo. The transaction resulted in a pretax gain of $90.0 million or $.42 per share last year. Due to the sale, there was no equity in earnings recorded in the current year compared with $3.3 million or $.03 per share last year.

Net earnings
Net earnings were $137.0 million or $1.14 per share - basic ($1.12 per share - diluted) compared with last year's net earnings of $179.1 million or $1.41 per share - basic ($1.40 per share - diluted). Excluding ShopKo, last year's net earnings would have been $122.1 million or $.96 per share - basic ($.95 per share - diluted). Weighted average shares - diluted declined to 122.1 million compared with last year's 128.0 million primarily due to the repurchase of 13.8 million shares in the second quarter of last year, with proceeds from the ShopKo transaction.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations year-to-date was $244.0 million compared with $179.6 million last year. Cash provided from operations and a net increase in short term notes payable of $140.5 million were primarily used to repay long-term debt of $258.5 million and finance capital expenditures of $194.7 million. In the third quarter, $60 million of notes receivable were sold and the proceeds were used to reduce short-term notes payable.

SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. The company has a $400 million "shelf registration" in effect pursuant to which the company could issue $159 million of additional debt securities. During the year the company issued $83.5 million of bonds under the existing "shelf registration". The bonds issued had average coupon rates of 6.6 percent with seven and eight year maturities. A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to
 .275 percent, also is in place and expires in October 2002. The revolving credit agreement is available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreement during the year. Total commercial paper outstanding as of the end of the third quarter was $263 million. Maturities of debt will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.


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

Costs

The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The company has incurred costs to date of $18.7 million. Estimated costs for the remainder of work is $7.6 million for a total projected Project cost of $26.3 million.

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

The costs of the Project and the completion dates are based on management's best estimates, which were derived from assumptions of future events including the availability of resources, key business partner modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary due to uncertainties.

The company's Year 2000 efforts are ongoing and its overall Project will continue to evolve as new information becomes available. The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties on whom the company relies, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the company's results of operation but the company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


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

                                       SUPERVALU INC. (Registrant)


Dated:  January 8, 1999                By: /s/ Pamela K. Knous
                                           ----------------------------------
                                           Pamela K. Knous
                                           Executive Vice President,
                                             Chief Financial Officer
                                           (Authorized officer of Registrant)