Form 10-K405
period 1999-02-27
SUPERVALU INC
filed 1999-04-16
CIK 95521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 27, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                            [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1999 was approximately $2,481,335,346 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on March 31, 1999).

Number of shares of $1.00 par value Common Stock outstanding as of April 1, 1999: 119,222,683


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement filed for Registrant's 1999 Annual Meeting of Stockholders are incorporated into Part III, as specifically set forth in Part III.








                            [Cover page 2 of 2 pages]

                                     PART I

ITEM 1.  BUSINESS

         General Development

         SUPERVALU is the nation's 11th largest food retailer and largest food distributor. SUPERVALU operates three principal store formats at retail and sells food and non-food products at wholesale. As of the close of the fiscal year, the Company operated 345 corporate retail stores under its principal retail formats including price superstores, combination food and drug stores, and limited assortment stores under such retail banners as Cub Foods, Shop 'n Save, Save-A-Lot, bigg's, Scott's Foods, Laneco and Hornbachers. Through its Save-A-Lot operations, as of the close of the fiscal year, SUPERVALU served 772 limited assortment stores. Additionally, as of the close of the fiscal year, the Company was the primary supplier of approximately 2,700 additional stores and a partial supplier of approximately 1,200 additional stores in 48 states.

         SUPERVALU continues to focus on its retail food and food distribution operations. SUPERVALU plans include growing its retail operations through new store development and acquisitions, expanding Save-A-Lot, the Company's limited assortment store banner, and increasing efficiencies in its food distribution operations while participating in the consolidation of the food distribution industry. During fiscal 1999, the Company added 73 retail stores through new store development and acquisition. In addition, SUPERVALU commenced operations of its second "upstream" facility, a regional distribution facility in Ogelsby, Illinois for slow moving grocery product, general merchandise and health and beauty care product, and began construction of a regional distribution facility in Minneapolis, Minnesota for fast moving product.

         SUPERVALU INC., a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870's. The Company's principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 612-828-4000). Unless the discussion in this Annual Report on Form 10-K indicates otherwise, all references to the "Company," "SUPERVALU" or "Registrant" relates to SUPERVALU INC. and its majority-owned subsidiaries.

         Additional description of the Company's business is found in Part II,
         Item 7 and Item 7A of this report.

         Financial Information About Industry Segments

         The financial information about the Company's industry segments for the five years ended February 27, 1999 is found in a separate section of this report on page F-2.

         Retail Food Operations

         Overview. At February 27, 1999, the Company operated a total of 345 corporate retail food stores under its principal retail formats that include price superstores, combination food and drug, and limited assortment. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances.

         Price Superstores. The Company's price superstore format focus is on providing value to SUPERVALU customers while offering a convenient one stop shopping opportunity. Most of the Company's price superstores offer traditional dry grocery departments, along with strong basic perishables. Our price superstores carry over 30,000 items, and generally range in size from 45,000 to 100,000 square feet with an average size of approximately 68,000 square feet.

         The Company's price superstores operate principally under the store banners of Cub Foods, Shop 'n Save, and bigg's. At fiscal year end, the Company owned and operated 65 Cub Foods in six states (an additional 52 stores are franchised to independent retailers), 45 Shop 'n Save stores principally in the St. Louis, Philadelphia and Pittsburgh metropolitan markets, and 10 bigg's stores in the Cincinnati, Louisville and Denver metropolitan markets. The Company anticipates opening eight new corporate Cub Foods stores, five new franchised Cub Foods stores, two replacement Shop 'n Save stores, and one new bigg's store in fiscal 2000. In addition, in April 1999, the Company acquired seven additional Shop 'n Save stores in the Pittsburgh, Pennsylvania metropolitan area.

         Private label products are a new focus of SUPERVALU's price superstore format. The Company is in the process of developing proprietary name branded product. Currently, there are approximately 950 items under the Cub Foods brand, and the Company intends on further expanding this offering of products.

         Combination Food and Drug. The Company's combination food and drug store format combines a traditional drug store with a grocery store that has a variety of specialty departments, that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, photo finishing, delicatessen, bakery, and in-store bank. The combination food and drug format offers traditional dry grocery departments along with strong fresh food departments. A typical combination food and drug store carries approximately 40,000 items, and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 48,000 square feet.

         At fiscal year-end, the Company operated 22 Scott's Foods stores in the Fort Wayne, Indiana area, 19 Laneco stores in Pennsylvania and New Jersey, and five Hornbachers stores in the Fargo, North Dakota area under this format. The Company does not anticipate adding any new Scott's Foods, Laneco or Hornbachers stores in fiscal 2000.

         Limited Assortment. The Company operates limited assortment stores under the banner of Save-A-Lot. The Company believes Save-A-Lot is the nation's leading limited assortment food retailer. Save-A-Lot limited assortment stores typically are approximately 15,000 square feet in size, and stock approximately 1,200 higher volume items that focus on a single size for each product sold. At a Save-A-Lot store, the majority of the products offered for sale are created or control branded product. The specifications for the Save-A-Lot private created or controlled branded product emphasize quality and characteristics that the Company believes are comparable to national brands. The Company's attention to the packaging of Save-A-Lot product has resulted in the Company registering a number of its custom labels.

         At fiscal year end, SUPERVALU served 772 Save-A-Lot limited assortment stores located in 33 states, of which 142 were corporately operated, which are supplied from 11 Save-A-Lot distribution centers. The Company projects adding approximately 140 Save-A-Lot stores in fiscal 2000, including 40 corporately operated stores.

         Conventional Stores. SUPERVALU also operates 37 smaller conventional supermarkets under the banners Foodland, Butson's, SUPERVALU, and IGA. Such conventional supermarkets typically have an average size of 28,000 square feet and carry under 15,000 items.

         Food Distribution Operations

         Overview. SUPERVALU sells food and non-food products at wholesale and offers a variety of retail support services to independently owned retail food stores. At February 27, 1999, the Company was the primary supplier of approximately 2,700 stores (in addition to the Company's corporate retail stores and licensed Save-A-Lot stores) and a partial supplier of approximately

         1,200 additional stores. SUPERVALU's food distribution customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. Such customers include single and multiple store independent operators, regional and national chains and Company owned retail stores. As of the fiscal year end, no single customer represented more than two percent (2%) of the Company's total sales.

         Products Supplied. The Company offers and supplies its distribution customers with a wide variety and selection of food and non-food products, including groceries, meats, dairy products, frozen foods, fresh fruits and vegetables, health and beauty aids, paper products, cleaning supplies, tobacco products, and small household and clothing items. Such products include national and regional brands and the Company's own lines of private label products. The Company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

         SUPERVALU offers three tiers of private label products to its customers: premium product under the private label PREFERRED SELECTION, first quality product under such private labels as FLAVORITE, IGA and HOME BEST, and economy product under such private labels as SHOPPERS VALUE and BI-RITE. SUPERVALU supplies private label merchandise over a broad range of products included in every department in the store. These products are produced to the Company's specifications by many suppliers.

         Distribution of Merchandise. Deliveries to retail stores are made from the Company's distribution centers by Company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. The Company has implemented a multi-tiered distribution system to create a national logistics network composed of seven marketing regions comprised of 35 wholesale distribution facilities plus two "upstream" regional distribution facilities in Anniston, Alabama and Oglesby, Illinois for slow moving grocery product, general merchandise and health and beauty care products. A new "fast moving product" regional distribution center is anticipated to open in the summer of 1999 in Minneapolis, Minnesota. The Company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers cost of operations.

         Services Supplied. In addition to supplying merchandise, the Company also offers its food distribution customers a wide variety of support services, including category management, merchandising assistance, private label program support, store management assistance, accounting, store design and construction, site selection, strategic and business planning, consumer and market research, and personnel training. Also, certain Company subsidiaries operate as insurance agencies and provide comprehensive insurance programs to the Company's food distribution customers.

         The Company may provide financial assistance to retail stores served, including the acquisition, leasing and subleasing of store properties, the making of direct loans, and providing guarantees or other forms of financing. In general, loans made by the Company to independent retailers are secured by liens on inventory and/or equipment, by personal guarantees and other security. When the Company subleases store properties to retailers, the rentals are generally as high or higher than those paid by the Company.

         Bakery Operation. Through its Hazelwood Farms Bakeries, Inc. subsidiary, the Company manufactures frozen dough and par baked bakery products primarily for the supermarket in-store bakery and foodservice business channels. Hazelwood Farms' customer base includes wholesale food distributors, supermarket chains (including Company-owned, affiliated and non-affiliated stores), quick service restaurant chains and other foodservice establishments in the U.S. and Canada.

         Trademarks

         The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP 'N SAVE, NEW MARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See "Retail Food Operations - Price Superstore" and "-- Limited Assortment," and "Food Distribution Operations -- Products Supplied". The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

         Competition

         The Company's retail food and food distribution businesses are highly competitive and characterized by low profit margins. The Company believes that the success of its retail food and food distribution businesses is dependent upon the ability of the Company's retail food operations and its independent retail store customers to compete successfully with other retail food stores in a consolidating market. Principal competition comes from local, regional, and national chains under a variety of formats (i.e. supercenters, supermarkets, limited assortment stores, membership warehouse clubs, convenience stores, various formats selling prepared foods, and specialty and discount retailers), as well as from independent food stores. The Company believes that the principal competitive factors that face its owned stores as well as the stores owned by independent retailers it supplies include: the location and image of the store; the price, quality, and variety of product; and the quality and consistency of service.

         In addition, at the food distribution level, the Company competes directly with a number of food wholesalers. The Company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, and the location of the store sites and distribution facilities.

         Employees

         At February 27, 1999, the Company had approximately 50,000 employees. Approximately 16,000 employees are covered by collective bargaining agreements. During fiscal 1999, 21 agreements covering 4,100 employees were re-negotiated without any work stoppage. In fiscal 2000, 19 contracts covering approximately 2,800 employees will expire. The Company believes that it has generally good relationships with its employees.

         Investments

         The Company has ownership interests in business ventures related to its retail food segment, which include investments in Waremart, Inc., Tidyman's, LLC and Super Discount Markets, Inc. The results of these investments are accounted for using the equity method. The aggregate carrying amount of these investments is less than two percent (2%) of total assets. In addition, at the end of the fiscal year, the Company operated retail stores pending sale or sublet to independent retailers that the Company believes are not material to its operations.

         Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

         The information in this Annual Report on Form 10-K, for the year ended February 27, 1999, includes forward-looking statements based on management's assumptions and beliefs. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to: the nature and extent of the consolidation of the retail food and food distribution industry and the ability of the Company to grow through acquisition and assimilate the acquired entities; the competitive practices in the retail and food distribution industries; the ability of the Company to attract and retain customers for its food distribution operation, and control food distribution costs; and the ability of the Company and its vendors, customers and others to resolve Year 2000 issues in a timely manner. Such risks and uncertainties are further detailed in Exhibit 99.1 and Part II, Item 7 below, and other risks or uncertainties may be detailed from time to time in the Company's future Securities and Exchange Commission filings.


ITEM 2.  PROPERTIES

         Retail Food Operations

         The following table is a summary of the corporate retail stores operated by the Company under its principal retail formats as of February 27, 1999:

                                                                                      Square        Square
                                                                                     Footage        Footage
                                   Location and Number                                Owned          Leased
Retail Format       Banners        of Corporate Stores                             (Approximate)  (Approximate)
-------------       -------        -------------------                             -------------  -------------
Price Superstore    Cub Foods(1)   Colorado (8), Illinois (17), Indiana (9),         2,391,000     2,330,000
                                   Iowa (2), Minnesota (21), Wisconsin (8)
                    Shop 'n Save   Illinois (14), Missouri (19), Pennsylvania (12)   1,313,000       926,000
                    bigg's         Colorado (1), Indiana (1), Kentucky (2),            158,000     1,397,000
                                   Ohio (6)

Combination         Scott's Food   Indiana (22)                                        178,000       868,000
Food and Drug       Hornbachers    Minnesota (1), North Dakota (4)                      95,000       117,000
                    Laneco         New Jersey (5), Pennsylvania (14)                   172,000       960,000

Limited Assortment  Save-A-Lot(2)  Arkansas (6), California (20), Connecticut (3),      48,000     1,875,000
                                   Delaware (4), Florida (34), Illinois (1),
                                   Maryland (5), Massachusetts (5), Mississippi
                                   (3), Missouri (5), New Jersey (5), Ohio (9),
                                   Pennsylvania (19), Rhode Island (2),
                                   Tennessee (4), Texas (17)

--------------------

(1) Excludes an additional 52 Cub Foods stores that are operated by independent retailers.
(2) Excludes an additional 630 Save-A-Lot stores that are operated by independent retailers.

         The retail food stores that are leased by the Company generally have a term of 15-25 years plus renewal options.

         Food Distribution Operations

         The following table lists the principal location and approximate size of the Company's principal distribution centers and office space utilized in the Company's food distribution and bakery operations as of February 27, 1999:

                                                                             Square          Square
                                                                             Footage         Footage
                                                                             Owned           Leased
Region or Division    Location and Number of Distribution Centers         (Approximate)    (Approximate)
------------------    -------------------------------------------         -------------    -------------
Central Region        Indiana (1), Kentucky (1), Ohio (1)                   1,919,000         170,000

Midwest Region        Illinois (2)(1), Missouri (3), Wisconsin (2)          2,833,000       1,205,000

Northern Region       Iowa (1), Minnesota (1)(2), North Dakota (2)          3,007,000               0

New England Region    Connecticut (1), Maine (1), Massachusetts (1),        1,040,000         650,000
                      New Hampshire (1), Rhode Island (1)

Northeast Region      Maryland (1), Pennsylvania (4), West Virginia (1)     2,470,000         524,000

Northwest Region      Colorado (1), Montana (2), Washington (2)             2,603,000         124,000

Southeast Region      Alabama (2), Florida (1), Georgia (1),                1,975,000       1,400,000
                      Louisiana (2), Mississippi (1)

Save-A-Lot            California (1), Florida (1), Georgia (1),             1,295,000       1,161,000
                      Kentucky (1), Maryland (1), Michigan (1),
                      Missouri (2), New York (1), Ohio (1),
                      Tennessee (1), Texas (1)

Hazelwood Farms       Georgia (1), Massachusetts (2), Missouri (1),           690,000          57,000
Bakeries              New York (1), Oregon (1), Pennsylvania (1)

---------------

(1) Includes a Regional Distribution facility that provides slow moving grocery product, general merchandise and health and beauty care product to customers located in the Central, Midwest and Northern Regions.
(2) Excludes a 579,000 square foot Regional Distribution facility for fast moving product that is scheduled to commence operations in the summer of 1999.

         Additional Property

         The Company's principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company.

         Additional information on the Company's properties is found in another section of this report on pages F-14 through F-16 in the Note captioned "Leases" of Notes to the Company's Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company's present needs and businesses.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted during the fourth quarter of fiscal year 1999 to a vote of the security holders of the Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the Company as of April 15, 1999:

                                                                  Year Elected
                                                                   to Present       Other Positions Held With the
      Name             Age           Present Position               Position            Company from 1994-1999
--------------------  ----- ----------------------------------- ----------------  ------------------------------------
Michael W. Wright       60  Director, Chairman of the Board,          1982
                            President and Chief Executive
                            Officer

David L. Boehnen        52  Executive Vice President                  1997        Senior Vice President, Law and
                                                                                  External Relations, 1991 - 1997

William J. Bolton       52  Executive Vice President; and             1997
                            President and Chief Operating
                            Officer - Retail Food Companies

Pamela K. Knous         45  Executive Vice President, Chief           1997
                            Financial Officer

Jeffrey Noddle          52  Executive Vice President; and             1995        Executive Vice President, Marketing,
                            President and Chief Operating                         1992-1995
                            Officer - Wholesale Food Companies

Robert W. Borlik        50  Senior Vice President, Chief              1999
                            Information Officer

Kim M. Erickson         45  Senior Vice President, Strategic          1998        Senior Vice President, Finance and
                            Planning and Treasurer                                Treasurer, 1997 - 1998;  Vice
                                                                                  President and Treasurer, 1995-1997

Michael Frank           40  Senior Vice President,                    1999
                            Merchandising, Retail Food
                            Companies

Gregory C. Heying       50  Senior Vice President,                    1994        Vice President, Distribution,
                            Distribution                                          1988-1994

J. Andrew Herring       40  Senior Vice President, Corporate          1999        Vice President, Corporate Development
                            Development and External Relations                    and External Relations, 1998-1999

W. O'Neill McDonald     55  Senior Vice President, Wholesale          1998        President, Midwest Region, 1995-1998;
                            Foods                                                 President, Great Lakes Division,
                                                                                  1992-1995

                                                                  Year Elected
                                                                   to Present       Other Positions Held With the
      Name             Age           Present Position               Position            Company from 1994-1999
--------------------  ----- ----------------------------------- ----------------  ------------------------------------
Ronald C. Tortelli      52  Senior Vice President, Human              1988
                            Resources

Leland J. Dake          42  Vice President, Wholesale                 1998        Vice President, Corporate Category
                            Merchandising                                         Management, 1995-1998; Director,
                                                                                  Category Management, Corporate from
                                                                                  1993 to 1995

Janel S. Haugarth       43  Vice President, Controller,               1998        Assistant Corporate Controller,
                            Wholesale                                             1996-1998; Vice President, Finance -
                                                                                  Midwest Region, 1995-1996; Assistant
                                                                                  Director of Merchandising, 1993-1995

Michael L. Mulligan     54  Vice President, Wholesale Sales           1996        Vice President, Sales, 1992-1996
                            and Marketing

E. Wayne Shives         55  Vice President, Employee Relations        1993

Sherry M. Smith         37  Vice President, Controller,               1998        Assistant Corporate Controller,
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

         Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five years, except for William J. Bolton, Pamela K. Knous, Robert W. Borlik, Kim M. Erickson, Michael Frank and J. Andrew Herring.

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

         Ms. Knous was elected Executive Vice President and Chief Financial Officer of the Company in September 1997. From December 1995 to 1997, Ms. Knous was Executive Vice President, Chief Financial Officer and Treasurer at The Vons Companies, Inc. (a retail grocery company); and from May 1995 to December 1995 she was Executive Vice President and Chief Financial Officer, from

         July 1994 to May 1995 she served as Senior Vice President and Chief Financial Officer, from November 1993 to July 1994 she served as Group Vice President, Finance, and from April 1991 to November 1993 she served as Vice President, Finance of The Vons Companies, Inc.

         Mr. Borlik was elected Senior Vice President, Chief Information Officer in April 1999. From 1995 to 1999, Mr. Borlik was Vice President, Information Services, of Northwest Airlines, Inc. (an air transportation company and subsidiary of Northwest Airlines Corporation), and from 1992 to 1995 he was Managing Director, Marketing and Customer Service Planning, Process Engineering, Training and Automation of Northwest Airlines, Inc.

         Ms. Erickson was elected Senior Vice President, Strategic Planning and Treasurer of the Company in March 1998. From March 1997 through March 1998 she was Senior Vice President, Finance and Treasurer of the Company; from August 1995 through March 1997 she was Vice President and Treasurer of the Company; and from January 1992 through August 1995 she was Vice President and Treasurer of International Multifoods Corporation (a food service distribution and manufacturing company).

         Mr. Frank was elected Senior Vice President, Merchandising, Retail Food Companies, in March 1999. From 1997 to 1999, Mr. Frank was Senior Vice President, Sales and Merchandising, of Rainbow Foods (a retail grocery company and division of Fleming Companies, Inc.). From 1995 to 1997, he was Vice President, Merchandising, of Ralph's Grocery Company (a retail grocery company), and from 1994 to 1995, he was Director, Merchandising, of Ralph's Grocery Company.

         Mr. Herring was elected Senior Vice President, Corporate Development and External Relations of the Company in April 1999. From February 1998 to April 1999, Mr. Herring was Vice President, Corporate Development and External Relations of the Company and prior to that time, he was with the law firm of Dorsey & Whitney, LLP for approximately eleven years, the last seven as a partner.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 1, 1999, there were 119,222,683 shares of common stock outstanding. At that date, there were 6,677 stockholders of record and approximately 21,500 stockholders whose shares are held in street name by brokerage firms and financial institutions. The information called for by Item 5 as to sales price for the Company's common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading "Common Stock Price" in Part II, Item 7 below. The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is found in a separate section of this report on pages F-13 through F-14 in the Note captioned "Debt" of the Notes to Consolidated Financial Statements.

         During the fiscal year ended February 27, 1999, the Company issued 8,000 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a "sale" within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The information called for by Item 6 is found in a separate section of this report on page F-2. See "Index of Selected Financial Data, Financial Statements and Schedules."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         In fiscal 1999, the Company recorded record sales of $17.4 billion compared to $17.2 billion last year. Net earnings for fiscal 1999 were $191.3 million, basic earnings per share were $1.59 and diluted earnings per share were $1.57. Net earnings for fiscal 1998 were $230.8 million, basic earnings per share were $1.84 and diluted earnings per share were $1.82. After excluding the non-recurring gain from the sale of the investment in ShopKo Stores, Inc. ("ShopKo"), fiscal 1998's net earnings were $177.1 million, basic earnings per share were $1.41 and diluted earnings per share were $1.40. Fiscal 1998 results included a 53rd week. The following table sets forth items from the Company's Consolidated Statements of Earnings:

                                                      Fiscal Year Ended
-------------------------------------------------------------------------------------------------
(In millions)                    February 27, 1999      February 28, 1998      February 22, 1997
                                    (52 weeks)             (53 weeks)              (52 weeks)
-------------------------------------------------------------------------------------------------
Net sales                       $17,420.5    100.0%     $17,201.4   100.0%     $16,551.9   100.0%
Cost of sales                    15,620.1     89.7       15,430.7    89.7       14,885.3    89.9
Selling and admin expenses        1,382.2      7.9        1,365.3     7.9        1,286.1     7.8
Interest expense                    124.1       .7          133.6      .8          136.8      .8
Interest income                      22.2      (.1)          19.6     (.1)          16.1     (.1)
Equity in earnings and gain
  on sale of ShopKo                                          93.4     (.5)          20.7     (.1)
-------------------------------------------------------------------------------------------------
Earnings before income taxes        316.2      1.8          384.8     2.2          280.5     1.7
 Income taxes                       124.9       .7          154.0      .9          105.5      .6
-------------------------------------------------------------------------------------------------
Net earnings                    $   191.3      1.1      $   230.8     1.3%     $   175.0     1.1%
=================================================================================================

         Comparison of fifty-two weeks ended February 27, 1999 ("1999") with fifty-three weeks ended February 28, 1998 ("1998"):

         Net sales for 1999 increased 1.3 percent from 1998. On a comparable 52-week basis, sales increased 3.1 percent, positively impacted by a
         6.0 percent increase in retail food sales and a 3.2 percent increase in food distribution sales. Sales gains were achieved despite the low inflationary environment.

         Retail food sales were favorable in 1999 compared to 1998 primarily due to new store openings and acquisitions of 73 stores over the past twelve months. Same-store sales increased 1.5 percent. The 6.0 percent increase in retail food sales was achieved despite the closing or sale of underperforming stores in the prior year. Food distribution sales increased in 1999 due to the addition of net new independent customers and stores and from the growth in owned retail stores.

         Gross profit as a percentage of net sales was 10.3 percent, even with last year. Retail food and food distribution gross profit margins for 1999 were comparable to fiscal 1998.

         Selling and administrative expenses were 7.9 percent of net sales, even with last year. Retail food and food distribution selling and administrative expenses as a percent of net sales were consistent with last year.

         The Company's pre-tax operating earnings (earnings before interest, equity in earnings and gain on sale of ShopKo, and taxes) increased to $418.2 million in 1999 compared with $405.4 million in 1998, a 3.1 percent increase. Operating earnings before depreciation and amortization increased to $651.7 million in 1999, compared with $635.5 million in 1998, a 2.5 percent increase. Retail food operating earnings increased 13.6 percent to $133.5 million in 1999 from $117.6 million in 1998. The increase in retail operating earnings was due to increased sales and selling and administrative expense controls. Food distribution operating earnings decreased .6 percent in 1999 to $315.2 million from $317.1 million in 1998, primarily from increased wages and related costs which included the startup of the new regional distribution facility in the Midwest.

         Interest expense decreased to $124.1 million in 1999, compared with $133.6 million in 1998, reflecting lower average interest rates and borrowings. Interest income increased to $22.2 million in 1999 compared with $19.6 million in 1998, primarily due to increased retailer financing.

         On July 2, 1997, the Company exited its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate price of $150 million and a secondary public offering of all remaining shares. The transactions resulted in proceeds of $305 million and a pretax gain of $90.0 million. Due to the sale there were no equity in earnings recorded in 1999 compared with $3.3 million or $.03 per share - diluted last year.

         The effective tax rate was 39.5 percent in fiscal 1999 compared with
         40.0 percent in 1998.

         Net earnings were $191.3 million or $1.57 per share - diluted in 1999 compared with 1998 net earnings of $230.8 million or $1.82 per share - diluted. Excluding the gain on the sale of ShopKo, last year's net earnings were $177.1 million or $1.40 per share - diluted. Weighted average shares - diluted decreased to 122.0 million in 1999 compared with last year's 126.6 million.

         Comparison of fifty-three weeks ended February 28, 1998 ("1998") with fifty-two weeks ended February 22, 1997 ("1997"):

         Net sales for 1998 increased 3.9 percent over 1997. On a comparable 52-week basis, sales increased 2.1 percent, positively impacted by a
         1.8 percent increase in retail food sales and a 2.1 percent increase in food distribution sales.

         Retail food sales were favorable in 1998 compared to 1997 primarily due to the addition of new stores, partially offset by the closing or sale of underperforming stores and a slight decrease in same-store sales of .4 percent, reflecting competitive market conditions. Food distribution sales increased in 1998 due to the addition of new customers, despite the 1997 discontinuance of service to a major customer in the Southeast, continuing competitive market conditions and low food price inflation.

         Gross profit as a percentage of net sales increased to 10.3 percent in 1998, compared with 10.1 percent in 1997. Retail food gross profit margin increased due to continued focus on merchandising activities. Food distribution gross profit margin for 1998 was comparable to fiscal 1997.

         Selling and administrative expenses were 7.9 percent of net sales in 1998, compared with 7.8 percent in 1997. Retail food expenses in 1998 were impacted by unfavorable wage expenses in comparison to 1997. Food distribution expenses continued to be impacted by technology related spending in support of new systems development as well as to make systems year 2000 compliant.

         The Company's pre-tax operating earnings (earnings before interest, equity in earnings and gain on sale of ShopKo, and taxes) increased to $405.4 million in 1998 compared with $380.5 million in 1997. Operating earnings before depreciation and amortization increased to $635.5 million in 1998, compared with $612.6 million in 1997, a 3.7 percent increase. Retail food operating earnings increased 25.5 percent to $117.6 million in 1998 from $93.7 million in 1997. The increase in retail operating earnings was due to increased sales, merchandising activities and benefits derived from the closing or sale of underperforming stores, offset somewhat by increased labor costs. Food distribution operating earnings increased 2.1 percent in 1998 to $317.1 million from $310.5 million in 1997. The increase was due to the favorable sales offset somewhat by increased wages.

         Interest expense decreased to $133.6 million in 1998, compared with $136.8 million in 1997, reflecting a reduction in debt levels. Interest income increased to $19.6 million in 1998 compared with $16.1 million in 1997, primarily due to increased retailer financing.

         On July 2, 1997, the Company exited its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate price of $150 million and a secondary public offering of all remaining shares. The transactions resulted in proceeds of $305 million and a pretax gain of $90.0 million. Equity in earnings for 1998 were $3.3 million or $.03 per share - diluted compared with $20.7 million or $.15 per share - diluted in fiscal 1997.

         The effective tax rate increased to 40.0 percent in fiscal 1998 compared with 37.6 percent in 1997 due to the elimination of ShopKo earnings.

         Net earnings were $230.8 million or $1.82 per share - diluted in 1998 compared with 1997 net earnings of $175.0 million or $1.30 per share - diluted. Excluding the gain on the sale of ShopKo, net earnings were $177.1 million or $1.40 per share - diluted. Weighted average shares - diluted declined to 126.6 million in 1998 compared with 135.0 million for 1997 primarily due to the repurchase of 13.8 million shares in the second quarter of 1998 with proceeds from the ShopKo transaction.

         LIQUIDITY

         Cash provided by operating activities was $560 million in 1999 compared with $393 million in 1998 and $329 million in 1997. The increase was primarily due to a reduction in working capital investment. Cash provided from operations in 1999 was primarily used to finance capital expenditures of $240 million and business acquisitions of $166 million and a net reduction in debt of $109 million.

         Internally-generated funds from operations were the major source of liquidity in 1999. Management expects that the Company will continue to replenish operating assets and reduce aggregate debt with internally-generated funds. The Company has adequate short-term and long-term financing capabilities to fund acquisitions as the opportunities arise.

         In fiscal 1998, the Company repurchased 13.8 million shares at a cost of $266.7 million under the 1997 treasury stock purchase program, with proceeds received from the Shopko sale.

         SUPERVALU will continue to use short-term and long-term debt as a supplement to internally-generated funds to finance its activities. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance. The Company has a $400 million "shelf registration" in effect, pursuant to which the Company could issue $159 million of additional debt securities as of the end of fiscal 1999. During the year the Company issued $83.5 million of bonds under the existing "shelf registration". The bonds issued had average coupon rates of 6.6 percent with seven and eight year maturities. In connection with a fiscal 1999 acquisition, the Company incurred variable rate debt of $124 million based on three month LIBOR plus 1 percent with quarterly payments of principal and interest.

         A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to .275 percent, also is in place and expires in October 2002. The revolving credit agreement is available for general corporate purposes and to support the Company's commercial paper program. There were no drawings on the revolving credit agreement during fiscal 1999. During fiscal 1999, $30 million of letters of credit were issued under the revolving credit agreement and were outstanding as of February 27, 1999. Total commercial paper outstanding as of the end of fiscal 1999 was $60 million.

         SUPERVALU's capital budget for fiscal 2000, which includes leases, is $515 million compared with $346 million incurred during 1999. In fiscal 1999, the Company also spent $166 million on retail acquisitions. The capital budget anticipates cash spending of $455 million plus $60 million of capital leases. Approximately $270 million of the fiscal 2000 budget is slated for use in the Company's corporately-owned retail food businesses. The budget provides for approximately 15 new price superstores, the acquisition of 7 Shop 'n Save stores in Pittsburgh in April 1999 and 14 remodels. The food distribution capital budget of $180 million provides for the construction of a new distribution facility in the Northern region and normal replacement spending. The balance of the fiscal 2000 capital budget relates to the corporate area and will be utilized principally for systems-related items.

         In addition, the Company is prepared to provide up to $100 million to support store development and financing for the Company's independent retailers. Certain retailer financing activities do not require new cash outlays because they are leases or guarantees.

         These capital spending activities are not expected to result in an increase in the Company's debt-to-total-capital ratio as internal cash flow is expected to substantially support spending requirements. Because of the opportunistic nature of acquisitions, only acquisition activity that is committed to is included in the capital budget. The capital budget does include amounts for projects which are subject to change and for which firm commitments have not been made.

         Cash dividends declared during 1999 totaled 52.75 cents per common share, an increase of 2.4 percent over the 51.50 cents per share declared in 1998. This was the 62nd year of consecutive cash dividends and the 27th year of successive annual increases. The Company's dividend policy will continue to emphasize a high level of earnings retention for growth.

         COMMON STOCK PRICE

         SUPERVALU's common stock is listed on the New York Stock Exchange under the symbol SVU. At year-end, there were 6,860 stockholders of record compared with 7,161 at the end of fiscal 1998.

                                Common Stock                        Dividends Per
                                 Price Range                            Share
Fiscal Quarter           1999                    1998               1999     1998
------------------------------------------------------------------------------------
                  High          Low        High          Low
------------------------------------------------------------------------------------
First          $24    5/8    $20  6/16   $18   5/16   $14    5/16   $.1300  $.1250
Second          25   1/32     20  5/16    20  13/16    17     1/4    .1325   .1300
Third           28   7/16     21   1/2    20    7/8    17    7/16    .1325   .1300
Fourth          28    3/4     24   1/8    24   9/32    19   25/32    .1325   .1300
------------------------------------------------------------------------------------
Year           $28    3/4    $20  5/16   $24   9/32   $14    5/16   $.5275  $.5150
------------------------------------------------------------------------------------


         Dividend payment dates are on or about the 15th day of March, June, September and December, subject to Board of Directors approval.

         NEW ACCOUNTING STANDARDS

         Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

         Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued in March 1998. This statement provides guidance on the accounting for the described costs. The provisions of the statement are effective for fiscal 2000.

         Accounting for Derivative Instruments and Hedging Activities.

         Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. The provisions of the statement are effective for fiscal 2001.

         The new accounting standards above are not expected to have a material effect on the Company's consolidated financial position or results of operations.

         YEAR 2000

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

         Costs

         The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company has incurred costs to date of $23.3 million. Estimated costs for the remainder of work is $6.0 million for a total projected Project cost of $29.3 million.

         Risks

         While the effort to assess and correct the Company's Year 2000 issues are expected to be complete prior to related forecasted failure horizons, the Company is taking specific measures to assess risks and develop specific contingency plans. A formal process is being developed to assess key business functions and create action plans which will describe the communications, operations and IT activities that will be conducted if the contingency plan must be executed.

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

         Readers are cautioned that forward looking statements contained in year 2000 disclosures should be read in conjunction with the information found in Part I, Item 1 above under the heading "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."

         QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         SUPERVALU is exposed to market pricing risk consisting of interest rate risk related to debt obligations outstanding, its investment in notes receivable, and derivatives employed to hedge interest rate changes on variable and fixed rate debt. The Company does not have any material foreign currency or commodity contract exposure. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

         SUPERVALU manages interest rate risk through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (commercial paper, bank loans, industrial revenue bonds and other variable rate interest rate debt) is utilized to help maintain liquidity and finance business operations. Long term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital.

         SUPERVALU carries notes receivable because, in the normal course of business the Company makes long-term loans to certain retail customers (see "Notes Receivable" in the notes to the consolidated financial statements). The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

         The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including notes receivable, debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

-----------------------------------------------------------------------------------------------------------------------
(In millions, except rates)      Summary of Financial Instruments
-----------------------------------------------------------------------------------------------------------------------

                                 February 27,            Aggregate maturities of principal by fiscal year
                                       1999

                                 Fair Value        2000      2001      2002      2003     2004   Thereafter
                                 ------------   -----------------------------------------------------------------------
Notes receivable with fixed
interest rates
  Principal receivable                 57.3          9.2       8.2      7.3        5.5     4.5     22.6
  Average variable rate                8.7%         8.6%      8.5%     8.8%       8.5%    8.4%     8.8%
     receivable

Debt with variable interest
rates
  Principal payable                   263.0         60.0      16.4      8.0        6.6    16.1    155.9
  Average variable rate                4.8%      Variable
    payable


-----------------------------------------------------------------------------------------------------------------------
(In millions, except rates)      Summary of Financial Instruments
-----------------------------------------------------------------------------------------------------------------------

                                 February 27,            Aggregate maturities of principal by fiscal year
                                       1999

                                 Fair Value        2000      2001      2002      2003     2004   Thereafter
                                 ------------   -----------------------------------------------------------------------
Debt with fixed interest rates
  Principal payable                   875.8        208.9      74.1      8.1      309.6     8.5    232.2
  Average fixed rate                   7.7%         7.7%      6.9%     8.8%       7.8%    8.9%     7.8%
    payable

Variable-to-Fixed rate swap
  Amount payable                       15.3            -         -        -          -       -    100.0 (not payable)
  Average fixed rate                   7.4%         7.4%      7.4%     7.4%       7.4%    7.4%     7.4%
    payable
  Average variable rate                5.0%      Based on LIBOR
    receivable

Fixed-to-Variable rate swap
  Amount receivable                    14.8            -         -        -      100.0 (not payable)
  Average variable rate                5.0%      Based on LIBOR
    payable
  Average fixed rate                   8.9%         8.9%      8.9%     8.9%       8.9%
    receivable


ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information called for by Item 7A is found under the heading of "Quantitative and Qualitative Disclosure About Market Risk" under Part II, Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by Item 8 is found in a separate section of this report on pages F-3 through F-23. See "Index of Selected Financial Data, Financial Statements and Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 8, 1998, the Company determined not to re-engage its former independent auditors, Deloitte & Touche LLP ("Deloitte") and appointed KPMG Peat Marwick LLP ("KPMG") as its new independent auditors, effective immediately. This determination followed the Company's decision to seek proposals from independent accounting firms, including Deloitte, with respect to the engagement of independent accountants to audit the Company's financial statements for the fiscal year ending February 27, 1999. The decision not to re-engage Deloitte and to retain KPMG was approved by the unanimous consent of the Company's Board of Directors upon the recommendation of its Audit Committee.

         The reports of Deloitte on the financial statements of the Company for its fiscal years ended February 28, 1998 (fiscal 1998) and February 22, 1997 (fiscal 1997) did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal 1998 and fiscal 1997 and the interim period from February 28, 1998 through May 8, 1998, (i) there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports (a "Disagreement") and (ii) there were no reportable events, as defined in
         Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (a "Reportable Event").

         The Company had not, during the interim period from February 28, 1998 through May 8, 1998, consulted with KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a Disagreement with Deloitte or a Reportable Event.

         The Company reported the change in accountants on Form 8-K on May 12, 1998. The Form 8-K contained a letter from Deloitte addressed to the Securities and Exchange Commission stating that it agreed with certain of the above statements, and had no reason to agree or disagree with the remaining statements.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 Annual Meeting of Stockholders under the heading "Election of Directors (Item 1)," and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers is included in Part I immediately following Item 4 above.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 Annual Meeting of Stockholders under the headings "Compensation of Directors," "Compensation of Executive Officers," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Pension Plans," and "Change in Control Agreements," and under the heading "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 Annual Meeting of Stockholders under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 Annual Meeting of Stockholders under the heading "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1.   Financial Statements:

                  The consolidated financial statements of the Registrant listed in the accompanying "Index of Selected Financial Data, Financial Statements and Schedules" together with the reports of KPMG Peat Marwick LLP, independent auditors, and Deloitte & Touche LLP, former independent auditors, are filed as part of this report.

             2.   Financial Statement Schedules:

                  The consolidated financial statement schedule of the Registrant listed in the accompanying "Index of Selected Financial Data, Financial Statements and Schedules" together with the reports of KPMG Peat Marwick LLP, independent auditors, and Deloitte & Touche LLP, former independent auditors, are filed as part of this report.

             3.   Exhibits:

                  (3)(i)   Articles of Incorporation.

                           3.1. Restated Certificate of Incorporation is incorporated by reference to Exhibit (3)(i) to the Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

                  (3)(ii)  Bylaws.

                           3.2. Restated Bylaws, as amended, is incorporated by reference to Exhibit (3) to the Registrant's Quarterly Report for the quarterly period (12 weeks) ended September 12, 1998.

                  (4) Instruments defining the rights of security holders, including indentures:

                           4.1. Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 33-52422.

                           4.2. First Supplemental Indenture dated as of August 1, 1990 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to
                                    Exhibit 4.2 to the Registrant's Registration
                                    Statement on Form S-3, Registration No.
                                    33-52422.

                           4.3. Second Supplemental Indenture dated as of October 1, 1992 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to
                                    Exhibit 4.1 to the Registrant's Form 8-K
                                    Report dated November 13, 1992.

                           4.4. Letter of Representations dated November 12, 1992 between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant, is incorporated by reference to
                                    Exhibit 4.5 to the Registrant's Form 8-K
                                    Report dated November 13, 1992.

                           4.5. Third Supplemental Indenture dated as of September 1, 1995 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to
                                    Exhibit 4.1 to the Registrant's Form 8-K
                                    Report dated October 2, 1995.

                           4.6. Credit Agreement dated as of October 8, 1997 among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent, is incorporated by reference to Exhibit
                                    (10)a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended November 29, 1997.

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

                  (10) Material Contracts. The following exhibits are management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K:

                           10.1.    SUPERVALU INC. 1993 Stock Plan, as amended.

                           10.2. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended, is incorporated by reference to Exhibit (10)c. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.

                           10.3. SUPERVALU INC. Executive Incentive Bonus Plan is incorporated by reference to Exhibit
                                    (10)c. to Registrant's Annual Report on Form
                                    10-K for the year ended February 22, 1997.

                           10.4.    SUPERVALU INC. Directors Deferred
                                    Compensation Plan for Non-Employee
                                    Directors, as amended, is incorporated by reference to Exhibit (10)g. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.5. SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)a. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.6. SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated by reference to Exhibit (10)g. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.

                           10.7. SUPERVALU INC. ERISA Excess Plan Restatement is incorporated by reference to Exhibit
                                    (10)h. to Registrant's Annual Report on Form
                                    10-K for the year ended February 24, 1990.

                           10.8. SUPERVALU INC. Deferred Compensation Plan is incorporated by reference to Exhibit (10)i. to Registrant's Annual Report on Form 10-K for the year ended February 23, 1991.

                           10.9.    SUPERVALU INC. Executive Deferred
                                    Compensation Plan as amended and Executive
                                    Deferred Compensation Plan II are
                                    incorporated by reference to Exhibit (10)c.
                                    to Registrant's Quarterly Report on Form
                                    10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.10. Amendments to the SUPERVALU INC. Deferred Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)c. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.

                           10.11. Form of Agreement used in connection with Registrant's Executive Post-Retirement
                                    Survivor Benefit Program, is incorporated by reference to Exhibit (10)i. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.12.   Form of Change of Control Severance
                                    Agreements entered into with certain
                                    officers of the Registrant.

                           10.13. Amended and Restated SUPERVALU INC. Grantor Trust, is incorporated by reference to Exhibit (10)d. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.14. SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit (10)e. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.15. SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to Registrant's Form 10-K Report for the year ended February 24, 1990.

                           10.16.   First Amendment to SUPERVALU INC.
                                    Non-Qualified Supplemental Executive
                                    Retirement Plan is incorporated by reference to Exhibit (10)a. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.

                           10.17.   Second Amendment to SUPERVALU INC.
                                    Non-Qualified Supplemental Executive
                                    Retirement Plan is incorporated by reference to Exhibit (10)r. to Registrant's Form 10-K Report for the year ended February 28, 1998.

                           10.18.   Third Amendment to SUPERVALU INC.
                                    Non-Qualified Supplemental Executive
                                    Retirement Plan is incorporated by reference to Exhibit (10)h. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.19. SUPERVALU INC. Long-Term Incentive Plan, as amended, is incorporated by reference to Exhibit (10)b. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.20. SUPERVALU INC. Bonus Plan for Designated Corporate Officers is incorporated by reference to Exhibit (10)t. to Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

                           10.21. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated by reference to Exhibit (10)f. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

                           10.22.   SUPERVALU INC. 1997 Stock Plan is
                                    incorporated by reference to Exhibit (10)u.
                                    to Registrant's Annual Report on Form 10-K for the year ended February 22, 1997.

                           10.23. Supplemental Retirement Agreement for William J. Bolton.

                  (12)     Statement re Computation of Ratios.

                           12.1.    Ratio of Earnings to Fixed Charges.

                  (16)     Letter re Change in Certifying Account.

                           16.1. Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated May 8, 1998 is incorporated by reference to the Registrant's Form 8-K Report dated May 8, 1998.

                  (21)     Subsidiaries of the Registrant.

                           21.1.    List of Subsidiaries of the Registrant.

                  (23)     Consents of Experts and Counsel.

                           23.1.    Consent of KPMG Peat Marwick LLP

                           23.2.    Consent of Deloitte & Touche LLP

                  (24)     Power of Attorney.

                           24.1.    Power of Attorney.

                  (27)     Financial Data Schedule.

                           27.1.    Financial Data Schedule.

                  (99)     Additional Exhibits.

                           99.1 Cautionary Statements pursuant to the Securities Litigation Reform Act.

         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed during the fourth fiscal quarter of the fiscal year ended February 27, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SUPERVALU INC.
                                              (Registrant)


DATE:  April 16, 1999                      By:   /s/ Michael W. Wright
                                               --------------------------------
                                                 Michael W. Wright
                                                 Chairman of the Board;
                                                 President and Chief
                                                 Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                               DATE
---------                     -----                               ----


/s/ Michael W. Wright         Chairman of the Board; President;   April 16, 1999
--------------------------    Chief Executive Officer; and
Michael W. Wright             Director (principal executive
                              officer)



/s/ Pamela K. Knous           Executive Vice President and        April 16, 1999
--------------------------    Chief Financial Officer (principal
Pamela K. Knous               financial and accounting officer)


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


/s/ Steven S. Rogers*         Director
--------------------------
Steven S. Rogers


/s/  Carole F. St. Mark*      Director
--------------------------
Carole F. St. Mark



         *Executed this 16th day of April, 1999, on behalf of the indicated Directors by Michael W. Wright, duly appointed Attorney-in-Fact.

                                                /s/ Michael W. Wright
                                                --------------------------
                                                Michael W. Wright
                                                Attorney-in-Fact

                                 SUPERVALU INC.
                           Annual Report on Form 10-K

                              Items 6, 8 and 14(a)

     Index of Selected Financial Data and Financial Statements and Schedules
     -----------------------------------------------------------------------



Selected Financial Data:                                                    Page
------------------------                                                    ----

      Five Year Financial and Operating Summary                             F-2

Financial Statements:
---------------------

      Independent Auditors' Report of KPMG Peat Marwick LLP                 F-3

      Independent Auditors' Report of Deloitte & Touche LLP                 F-4

      Consolidated composition of net sales and operating earnings for      F-5
      each of the five years in the period ended February 27, 1999

      Consolidated statements of earnings for each of the three             F-6
      years in the period ended February 27, 1999

      Consolidated balance sheets as of February 27, 1999 and         F-7 - F-8
      February 28, 1998

      Consolidated statements of stockholders' equity for each of           F-9
      the three years in the period ended February 27, 1999

      Consolidated statements of cash flows for each of the three          F-10
      years in the period ended February 27, 1999

      Notes to consolidated financial statements                    F-11 - F-22

      Unaudited quarterly financial information                            F-23

Financial Schedules:
--------------------

      Independent Auditors' Report of KPMG Peat Marwick LLP                F-24

      Independent Auditors' Report of Deloitte & Touche LLP                F-25

      Schedule VIII:     Valuation and qualifying accounts                 F-26

      All other schedules are omitted because they are not applicable or not required.

FIVE YEAR FINANCIAL AND OPERATING SUMMARY
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                              1999        1998 (b)          1997            1996          1995 (c)
----------------------------------------------------------------------------------------------------------------------------------
Statement of Earnings Data (a)(f)
  Net sales                                            $17,420,507    $17,201,378    $16,551,902     $16,486,321     $16,563,772
  Cost of sales                                         15,620,127     15,430,642     14,885,249      14,906,602      15,040,117
  Selling and administrative expense                     1,382,212      1,365,327      1,286,121       1,212,967       1,169,843
  Restructuring and other charges                                -              -              -               -         244,000
  Interest, net                                            101,907        113,993        120,695         116,678         111,271
  Equity in earnings and gain on sale of ShopKo                  -         93,364         20,675          17,618          17,384
  Earnings before taxes and accounting change              316,261        384,780        280,512         267,692          15,925
  Provision for income taxes                               124,923        154,023        105,468         101,259         (27,409)
  Net earnings                                             191,338        230,757        175,044         166,433          43,334

  Net earnings per common share-diluted                       1.57           1.82           1.30            1.21             .30
---------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data (a)
  Inventories  (FIFO)                                  $ 1,195,217    $ 1,247,429    $ 1,221,344     $ 1,158,028     $ 1,230,017
  Working capital (d)                                      188,000        286,800        361,260         355,124         319,429
  Net property, plant and equipment                      1,699,024      1,589,601      1,648,524       1,600,166       1,571,298
  Total assets                                           4,265,949      4,093,010      4,283,326       4,183,503       4,305,149
  Long-term debt (e)                                     1,246,269      1,260,728      1,420,591       1,445,562       1,459,766
  Stockholders' equity                                   1,305,639      1,201,905      1,307,423       1,216,176       1,193,222
---------------------------------------------------------------------------------------------------------------------------------

Other Statistics (a)(f)
  Earnings before accounting change as a
     percent of net sales                                     1.10 %         1.34 %         1.06 %          1.01 %           .26 %
  Return on average stockholders' equity                     15.24 %        18.49 %        13.89 %         13.96 %          3.46 %
  Book value per common share                             $  10.82       $   9.94       $   9.73        $   8.97        $   8.46
  Current ratio (d)                                         1.12:1         1.20:1         1.26:1          1.27:1          1.22:1
  Debt to capital ratio                                         55 %           57 %           56 %            57 %            59 %
  Dividends declared per common share                     $    .52 3/4   $    .51 1/2   $    .49 3/4    $    .48 1/2    $    .46 1/4
  Weighted average common shares outstanding-diluted       121,961        126,550        134,954         136,984         143,056
  Depreciation and amortization                           $233,523       $230,082       $232,071        $219,084        $198,718
  EBITDA                                                  $651,691       $638,821       $633,278        $603,454        $325,914
  Capital expenditures, excluding retailer financing      $346,390       $279,768       $285,939        $271,456        $319,560
==================================================================================================================================

Notes:

(a) Fiscal 1998 contains 53 weeks; all other years cover 52 weeks. Dollars in thousands except per share and percentage data.

(b) Net earnings include a gain on the sale of ShopKo of $53.7 million ($.42 per share-diluted). All statistics except EBITDA include this transaction.

(c) Net earnings were reduced by restructuring and other charges of $159.4 million ($1.11 per share-diluted). The provision for income taxes includes a reversal of $40.8 million ($.29 per share-diluted) of deferred taxes in 1995 related to the partial disposition of ShopKo in 1992. The 1995 ratios were calculated including the restructuring and other charges and including the reversal of $40.8 million of deferred taxes related to the partial disposition of ShopKo. The ratios for earnings before accounting change as a percent of net sales and the return on average stockholders' equity would have been .98 and 12.95 percent, respectively, if the restructuring and other charges and the reversal of $40.8 million of deferred taxes had been excluded.

(d) Working capital and current ratio are calculated after adding back the LIFO reserve.

(e) Total long-term debt includes long-term debt and long-term obligations under capital leases.

(f)    Information adjusted to include a two-for-one stock split in Fiscal 1999.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
SUPERVALU INC.



We have audited the accompanying consolidated balance sheet of SUPERVALU INC. and subsidiaries as of February 27, 1999, and the related statements of earnings, stockholders' equity and cash flows for the fiscal year ended February 27, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 27, 1999, and the results of their operations and their cash flows for the fiscal year ended February 27, 1999, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

/s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
April 5, 1999

INDEPENDENT AUDITORS' REPORT


SUPERVALU INC.
Board of Directors and Stockholders
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheet of SUPERVALU INC. (the Company) and subsidiaries as of February 28, 1998, and the related statements of earnings, stockholders' equity and cash flows for each of the two years (53-52 weeks) in the period ended February 28, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SUPERVALU INC. and subsidiaries as of February 28, 1998, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 6, 1998

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
The following table sets forth, for each of the last five fiscal years, the composition of the company's net sales and operating earnings.

------------------------------------------------------------------------------------------------------------------------
(In thousands, except percent data)           1999             1998             1997             1996             1995
------------------------------------------------------------------------------------------------------------------------
Net sales
------------------------------------------------------------------------------------------------------------------------
Retail food                             $  5,091,339     $  4,877,290     $  4,719,079     $  4,412,203     $  4,219,691
                                                29.2 %           28.4 %           28.5 %           26.7 %           25.4 %
Food distribution                         15,314,529       15,108,779       14,545,266       14,685,899       14,820,009
                                                87.9 %           87.8 %           87.9 %           89.1 %           89.5 %
Less:  Eliminations                       (2,985,361)      (2,784,691)      (2,712,443)      (2,611,781)      (2,475,928)
                                               (17.1)%          (16.2)%          (16.4)%          (15.8)%          (14.9)%
  Total net sales                       $ 17,420,507     $ 17,201,378     $ 16,551,902     $ 16,486,321     $ 16,563,772
                                               100.0 %          100.0 %          100.0 %          100.0 %          100.0 %
------------------------------------------------------------------------------------------------------------------------
Operating earnings
------------------------------------------------------------------------------------------------------------------------
Retail food                             $    133,532     $    117,576     $     93,662     $     57,176     $   (104,338)
Food distribution                            315,185          317,068          310,455          334,673          257,495
                                       ---------------------------------------------------------------------------------
  Total operating earnings                   448,717          434,644          404,117          391,849          153,157

Interest expense, net                       (101,907)        (113,993)        (120,695)        (116,678)        (111,271)
General corporate expenses                   (30,549)         (29,235)         (23,585)         (25,097)         (43,345)
                                       ---------------------------------------------------------------------------------

  Earnings before equity in earnings
    of ShopKo and gain on sale of
    ShopKo and income taxes                  316,261          291,416          259,837          250,074           (1,459)
Equity in earnings and gain
   on sale of ShopKo                            --             93,364           20,675           17,618           17,384
                                       ---------------------------------------------------------------------------------
Earnings before income taxes            $    316,261     $    384,780     $    280,512     $    267,692     $     15,925
------------------------------------------------------------------------------------------------------------------------
Identifiable assets
------------------------------------------------------------------------------------------------------------------------
Retail food                             $  1,399,096     $  1,109,296     $  1,166,870     $  1,126,197     $  1,121,596
Food distribution                          2,691,882        2,825,762        2,746,284        2,684,088        2,843,862
Corporate                                    174,971          157,952          370,172          373,218          339,691
                                       ---------------------------------------------------------------------------------
  Total                                 $  4,265,949     $  4,093,010     $  4,283,326     $  4,183,503     $  4,305,149
------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization
------------------------------------------------------------------------------------------------------------------------
Retail food                             $     93,829     $     90,704     $     90,389     $     85,010     $     76,145
Food distribution                            120,902          118,556          122,778          115,507          107,471
Corporate                                     18,792           20,822           18,904           18,567           15,102
                                       ---------------------------------------------------------------------------------
  Total                                 $    233,523     $    230,082     $    232,071     $    219,084     $    198,718
------------------------------------------------------------------------------------------------------------------------
Capital expenditures
------------------------------------------------------------------------------------------------------------------------
Retail food                             $    196,296     $     92,651     $    120,881     $    137,914     $    119,605
Food distribution                            125,995          166,066          139,779          102,435          159,838
Corporate                                     24,099           21,051           25,279           31,107           40,117
                                       ---------------------------------------------------------------------------------
  Total                                 $    346,390     $    279,768     $    285,939     $    271,456     $    319,560
========================================================================================================================

The company's food distribution operations include sales to independently owned and operated food stores, sales to food stores owned by the company, and the operations of several allied service operations throughout the United States. Retail food operations include sales by food stores owned by the company, other than transition retail food stores. Eliminations include food distribution sales to food stores included in the retail food segment.

Industry segment operating earnings were computed as total revenue less associated operating expenses, which exclude general corporate expenses, net interest expense and income taxes.

Identifiable assets are those assets of the company directly associated with the industry segments.

Operating earnings in 1995 for food distribution and retail food were reduced by $93.1 and $138.4 million, respectively, for restructuring and other charges. General corporate expenses includes $12.6 million for restructuring and other charges.

See notes following the Five Year Financial and Operating Summary and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------

(In thousands, except per share data)                           Fiscal Year Ended
----------------------------------------------------------------------------------------------

                                                       February 27,  February 28,  February 22,
                                                          1999           1998          1997
                                                       (52 weeks)     (53 weeks)    (52 weeks)
----------------------------------------------------------------------------------------------
Net sales                                              $17,420,507   $17,201,378   $16,551,902
Costs and expenses
  Cost of sales                                         15,620,127    15,430,642    14,885,249
  Selling and administrative expenses                    1,382,212     1,365,327     1,286,121
  Interest
    Interest expense                                       124,111       133,619       136,831
    Interest income                                         22,204        19,626        16,136
----------------------------------------------------------------------------------------------
      Interest expense, net                                101,907       113,993       120,695
----------------------------------------------------------------------------------------------
        Total costs and expenses                        17,104,246    16,909,962    16,292,065
----------------------------------------------------------------------------------------------
Earnings before equity in earnings and gain
  on sale of ShopKo and income taxes                       316,261       291,416       259,837
Equity in earnings and gain on sale of ShopKo                 --          93,364        20,675
----------------------------------------------------------------------------------------------
Earnings before income taxes                               316,261       384,780       280,512
Provision for income taxes
  Current                                                  108,403       131,343        77,591
  Deferred                                                  16,520        22,680        27,877
----------------------------------------------------------------------------------------------
    Income tax expense                                     124,923       154,023       105,468
----------------------------------------------------------------------------------------------
Net earnings                                           $   191,338   $   230,757   $   175,044
----------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding

    Diluted                                                121,961       126,550       134,954
    Basic                                                  120,376       125,326       134,510

Net earnings per common share - diluted                $      1.57   $      1.82   $      1.30
Net earnings per common share - basic                  $      1.59   $      1.84   $      1.30
==============================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------

(In thousands, except per share data)                        February 27,  February 28,
                                                                 1999          1998
-------------------------------------------------------------------------------------
Assets
Current Assets
  Cash                                                        $    7,608   $    6,100
  Receivables, less allowance for losses of $18,983 in 1999
    and $13,415 in 1998                                          410,799      410,741
  Inventories                                                  1,067,837    1,115,529
  Other current assets                                            96,283       79,690
-------------------------------------------------------------------------------------
    Total current assets                                       1,582,527    1,612,060
-------------------------------------------------------------------------------------

Long-term notes receivable                                        48,697       83,401

Long-term investment in direct financing leases                  112,576       95,291

Property, plant and equipment
  Land                                                           139,120      138,615
  Buildings                                                      990,331      929,975
  Property under construction                                     26,601       54,175
  Leasehold improvements                                         167,122      150,745
  Equipment                                                    1,245,134    1,147,626
  Assets under capital leases                                    352,104      286,762
-------------------------------------------------------------------------------------
                                                               2,920,412    2,707,898
Less accumulated depreciation and amortization
  Owned property, plant and equipment                          1,156,921    1,052,521
  Assets under capital leases                                     64,467       65,776
-------------------------------------------------------------------------------------
    Net property, plant and equipment                          1,699,024    1,589,601
-------------------------------------------------------------------------------------

Goodwill                                                         567,890      498,438
Other assets                                                     255,235      214,219
-------------------------------------------------------------------------------------
Total assets                                                  $4,265,949   $4,093,010
=====================================================================================

See notes to consolidated financial statements.

                                                                              February 27,   February 28,
                                                                                  1999           1998
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable                                                               $    89,157    $   149,002
  Accounts payable                                                                981,961        924,371
  Accrued vacation, compensation and benefits                                      96,161         95,129
  Current maturities of long-term debt                                            208,913        156,897
  Current obligations under capital leases                                         24,015         22,697
  Other current liabilities                                                       121,700        109,064
--------------------------------------------------------------------------------------------------------
    Total current liabilities                                                   1,521,907      1,457,160
--------------------------------------------------------------------------------------------------------

Long-term debt                                                                    835,485        934,167

Long-term obligations under capital leases                                        410,784        326,561

Deferred income taxes                                                              54,096         41,948

Other liabilities                                                                 138,038        131,269

Commitments and contingencies                                                        --             --

Stockholders' equity
  Preferred stock, no par value: Authorized 1,000 shares
    Shares issued and outstanding, 6 in 1999 and 1998 ($1,000 stated value)         5,908          5,908
  Common stock, $1.00 par value: Authorized 400,000 shares
    Shares issued, 150,670 in 1999 and 1998                                       150,670        150,670
  Capital in excess of par value                                                     --            2,927
  Retained earnings                                                             1,673,382      1,549,696
  Treasury stock, at cost, 30,561 shares in 1999 and 30,562 in 1998              (524,321)      (507,296)
--------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                  1,305,639      1,201,905
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $ 4,265,949    $ 4,093,010
========================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                               Capital in
                                    Preferred        Common     Excess of       Treasury       Retained
                                        Stock         Stock     Par Value          Stock       Earnings          Total
----------------------------------------------------------------------------------------------------------------------
BALANCES AT
   FEBRUARY 24, 1996              $     5,908   $   150,670   $      (460)   $  (214,746)   $ 1,274,804    $ 1,216,176
Net earnings                             --            --            --             --          175,044        175,044

Sales of common stock
  under option plans                     --            --             378          3,786           --            4,164

Cash dividends declared
  on common stock -
  $.4975 per share                       --            --            --             --          (67,231)       (67,231)

Compensation under employee
  incentive plans                        --            --             181            650           --              831

Purchase of shares for treasury          --            --            --          (21,561)          --          (21,561)

----------------------------------------------------------------------------------------------------------------------
BALANCES AT
   FEBRUARY 22, 1997                    5,908       150,670            99       (231,871)     1,382,617      1,307,423
Net earnings                             --            --            --             --          230,757        230,757

Sales of common stock
  under option plans                     --            --          (4,123)        51,623           --           47,500

Cash dividends declared
  on common stock -
  $.515 per share                        --            --            --             --          (63,678)       (63,678)

Compensation under employee
  incentive plans                        --            --           6,951         11,289           --           18,240

Purchase of shares for treasury          --            --            --         (338,337)          --         (338,337)


----------------------------------------------------------------------------------------------------------------------
BALANCES AT
   FEBRUARY 28, 1998                    5,908       150,670         2,927       (507,296)     1,549,696      1,201,905
Net earnings                             --            --            --             --          191,338        191,338

Sales of common stock
  under option plans                     --            --          (5,902)        35,497         (3,667)        25,928

Cash dividends declared
  on common stock -
  $.5275 per share                       --            --            --             --          (63,985)       (63,985)

Compensation under employee
  incentive plans                        --            --           1,057         10,914           --           11,971

Treasury shares exchanged for
  acquisition                            --            --           1,918          2,167           --            4,085

Purchase of shares for treasury          --            --            --          (65,603)          --          (65,603)

----------------------------------------------------------------------------------------------------------------------
BALANCES AT
   FEBRUARY 27, 1999              $     5,908   $   150,670   $      --      $  (524,321)   $ 1,673,382    $ 1,305,639
======================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------

(In thousands)                                                                      Fiscal Year Ended
----------------------------------------------------------------------------------------------------------------
                                                                         February 27,  February 28,  February 22,
                                                                             1999          1998         1997
                                                                          (52 weeks)    (53 weeks)   (52 weeks)
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                             $ 191,338    $ 230,757    $ 175,044
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings and gain on sale of ShopKo                             --        (93,364)     (20,675)
      Dividends received from ShopKo                                            --           --          4,862
      Depreciation and amortization                                          233,523      230,082      232,071
      LIFO (income) expense                                                   (3,889)       2,403        1,380
      Provision for losses on receivables                                     10,150        5,791        8,851
      Deferred income taxes                                                   16,520       22,680       27,877
      Other adjustments, net                                                      64       (3,476)      (3,100)
  Changes in assets and liabilities, excluding effect from acquisitions:
      Receivables                                                            (20,558)     (29,905)     (30,509)
      Inventories                                                             80,466      (25,700)     (60,038)
      Accounts payable                                                        14,623       38,453      (53,872)
      Other assets and liabilities                                            37,703       15,214       46,898
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    559,940      392,935      328,789
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                    (51,455)     (77,779)     (52,727)
  Proceeds received on long-term notes receivable                             95,172       39,966       43,870
  Proceeds from sale of assets                                                64,658      395,322       78,825
  Purchase of property, plant and equipment                                 (240,363)    (230,910)    (244,682)
  Business acquisitions, net of cash acquired                               (165,797)     (23,523)      (4,996)
  Other investing activities                                                 (23,578)     (28,742)     (16,920)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                         (321,363)      74,334     (196,630)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase (decrease) in checks outstanding, net of deposits              15,958      (23,924)       3,270
  Net issuance (reduction) of short-term notes payable                       (61,439)      14,730      (23,755)
  Proceeds from issuance of long-term debt                                   207,155       15,592        3,193
  Repayment of long-term debt                                               (260,928)     (84,595)      (7,612)
  Reduction of obligations under capital leases                              (24,945)     (24,055)     (21,205)
  Proceeds from the sale of common stock under option plans                   16,747       37,736        3,719
  Dividends paid                                                             (64,014)     (64,855)     (66,884)
  Payment for purchase of treasury stock                                     (65,603)    (338,337)     (21,561)
--------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (237,069)    (467,708)    (130,835)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                1,508         (439)       1,324
Cash at beginning of year                                                      6,100        6,539        5,215
--------------------------------------------------------------------------------------------------------------
Cash at end of year                                                        $   7,608    $   6,100    $   6,539
==============================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation:
The consolidated financial statements include the accounts of the company and all its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue and income recognition:
Revenues and income from product sales are recognized upon shipment of the product for food distribution and at the point of sale for retail food. Revenues and income from services rendered are recognized immediately after such services have been provided.

Inventories:
Inventories are stated at the lower of cost or market. Cost is determined through use of the last-in, first-out method (LIFO) for a major portion of consolidated inventories: 71.6 percent for fiscal 1999 and 74.4 percent for fiscal 1998. The first-in, first-out method (FIFO) is used to determine cost for remaining inventories which are principally perishable products. Market is replacement value. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company's inventories would have been higher by approximately $127.4 million at February 27, 1999 and $131.9 million at February 28, 1998.

Property, plant and equipment:
Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements; 3 to 10 years for equipment; and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $3.0, $1.9 and $2.0 million was capitalized in fiscal years 1999, 1998 and 1997, respectively.

Goodwill:
Amounts paid in excess of the fair value of acquired net assets are amortized on a straight-line basis. The recoverability of goodwill is assessed by determining whether the goodwill balance can be recovered through projected cash flows and operating results over its remaining life. Impairment of the asset would be recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. As of February 27, 1999, $416 million of goodwill is being amortized over 40 years. The remaining goodwill is being amortized over 15 to 20 years. Goodwill is shown net of accumulated amortization of $107.2 and $87.0 million for fiscal 1999 and 1998, respectively.

Financial instruments:
The company, from time to time, utilizes interest rate caps, collars and swaps to manage interest costs and reduce exposure to interest rate changes. The difference between amounts to be paid or received is accrued and recognized over the life of such contracts which have various expiration dates through 2022.

Fair value disclosures of financial instruments:
The estimated fair value of notes receivable approximates the net carrying value at February 27, 1999 and February 28, 1998. Notes receivable are valued based on comparisons to publicly traded debt instruments of similar credit quality.

At February 27, 1999 and February 28, 1998 the estimated fair market value of the company's long-term debt (including current maturities) exceeded the carrying value by approximately $34 and $42 million, respectively. The estimated fair value was based on market quotes where available, discounted cash flows and market yields for similar instruments. The estimated fair market value of the company's commercial paper outstanding as of February 27, 1999 and February 28, 1998 approximates the carrying value.

Stock-based compensation:
The company uses the "intrinsic value-based method" for measuring the cost of compensation paid in company common stock. This method defines the company's cost as the excess of the stock's market value at the time of the grant over the amount that the employee is required to pay.

Net earnings per share:
Basic earnings per share (EPS) is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

Use of estimates:
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock split:
On July 1, 1998 the company announced a two-for-one stock split, to be effected in the form of a 100 percent stock dividend for shareholders of record on July 20, 1998. All share and per share data have been adjusted to reflect the stock dividend.

Reclassifications:
Certain reclassifications have been made to prior years' consolidated financial statements to conform to 1999 presentation. These reclassifications did not affect results of operations as previously reported.


RESTRUCTURING CHARGES

In fiscal 1995, restructuring charges of $205 million were incurred for the implementation of the ADVANTAGE project and the sale, closure or restructure of certain retail businesses. The company utilized approximately $5.8, $39.2 and $44.0 million of the reserve in fiscal 1999, 1998 and 1997 respectively. The remaining reserve balance of $5.8 million will be utilized for non-cancelable lease obligations.


NOTES RECEIVABLE

Notes receivable arise from fixture and other financing activities related to independently owned retail food customers. Loans to independent retailers, as well as trade accounts receivable, are primarily collateralized by the retailers' inventory, equipment and fixtures. The notes range in length from 1 to 10 years with the average being 7 years, and may be non-interest bearing or bear interest at rates ranging from 5 to 11 percent.

Included in current receivables are notes receivable due within one year totaling $8.6 and $16.7 million at February 27, 1999 and February 28, 1998, respectively.

INVESTMENT IN SHOPKO

In fiscal 1998, the company exited its remaining 46 percent investment in ShopKo, a mass merchandise discount retailer, through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate of $150 million and a secondary public offering of 6,557,280 shares. The transactions resulted in proceeds of $305 million and a net gain of $53.7 million. Proceeds were primarily used to repurchase shares of SUPERVALU stock.


DEBT

--------------------------------------------------------------------------------
(In thousands,                                      February 27,   February 28,
except payment data)                                        1999           1998
--------------------------------------------------------------------------------
7.800%-8.875% promissory notes                          $400,000       $400,000
 semi-annual interest payments of
 $16.1 million; due fiscal 2003 to 2023
6.23%-6.69% medium-term notes                            161,000        132,500
 semi-annual interest payments of
 $5.3 million; due fiscal 2001 to 2007
7.25% promissory notes                                   150,000        150,000
 semi-annual interest payments of
 $5.4 million; due fiscal 2000
Variable rate three month LIBOR plus 1%                  123,655              -
Notes Payable                                                  -        100,000
Variable rate to 8.25% industrial revenue bonds           80,898         88,900
9.67% senior subordinated notes due fiscal 1999                -         75,000
6.00%-9.96% promissory notes;                             55,438         67,528
 due fiscal 2000 to 2010
8.875% promissory notes                                   45,000         45,000
 semi-annual interest payments of
 $2.0 million; due fiscal 2000
8.875% sinking fund debentures due fiscal 2017             7,110          7,110
Other debt                                                21,297         25,026
--------------------------------------------------------------------------------
                                                       1,044,398      1,091,064
Less current maturities                                  208,913        156,897
--------------------------------------------------------------------------------
Long-term debt                                          $835,485       $934,167
================================================================================

Aggregate maturities of long-term debt during the next five fiscal years are:

--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------
2000                                                                208,913
2001                                                                 90,460
2002                                                                 16,113
2003                                                                316,256
2004                                                                 24,590
================================================================================

The company has a $400 million revolving credit agreement that expires in October 2002. The company pays an annual facility fee of .09 percent for the credit agreement. The revolving credit agreement is available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreement during fiscal 1999 and 1998. During fiscal 1999, $30 million of letters of credit were issued under the revolving credit agreement and were outstanding as of February 27, 1999. As of February 27, 1999 and February 28, 1998, total commercial paper outstanding was $60 million and $223 million, respectively. At February 28, 1998, borrowings of $100 million of commercial paper outstanding were classified as long-term debt, reflecting SUPERVALU's intent and ability, through the existence of the revolving credit agreement, to refinance these borrowings. The weighted-average interest rate on short-term borrowings outstanding was 5.1 percent at February 27, 1999 and 5.7 percent at February 28, 1998. The company periodically enters into interest rate swaps to manage exposure to interest rate changes.

The company also has a $400 million "shelf registration" in effect pursuant to which the company could issue $159 million of additional debt securities. During fiscal 1999 the company issued $83.5 million of medium-term notes which were used to reduce commercial paper outstanding. The debt agreements contain various covenants including maximum permitted leverage. Under the most restrictive covenants, retained earnings of approximately $119 million were available at year-end for payment of cash dividends.

In connection with a fiscal 1999 acquisition, the company incurred debt of $123.7 million in January 1999. The obligation is variable rate based on three month LIBOR plus 1 percent with quarterly payments of principal and interest.


LEASES

Capital and operating leases:

The company leases certain corporate-owned retail food stores, food distribution warehouses and office facilities. Many of these leases include renewal options, and to a limited extent, include options to purchase. Amortization of assets under capital leases was $19.6, $17.9 and $18.2 million in fiscal 1999, 1998 and 1997, respectively.

Future minimum obligations under capital leases in effect at February 27, 1999 are as follows:

-----------------------------------------------------------------------------
(In thousands)                                                          Lease
Fiscal Year                                                       Obligations
-----------------------------------------------------------------------------
2000                                                                 $ 41,505
2001                                                                   38,875
2002                                                                   38,481
2003                                                                   38,017
2004                                                                   37,094
Later                                                                 345,006
-----------------------------------------------------------------------------
Total future minimum obligations                                      538,978
Less interest                                                         215,144
-----------------------------------------------------------------------------
Present value of net future minimum obligations                       323,834
Less current portion                                                   15,306
-----------------------------------------------------------------------------
Long-term obligations                                                $308,528
=============================================================================

The present values of future minimum obligations shown are calculated based on interest rates ranging from 6.7 percent to 13.8 percent, with a weighted average of 8.5 percent, determined to be applicable at the inception of the leases.

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouse and computer equipment. Future minimum obligations under operating leases in effect at February 27, 1999 are as follows:

------------------------------------------------------------------------------
(In thousands)                                                           Lease
Fiscal Year                                                        Obligations
------------------------------------------------------------------------------
2000                                                                  $ 65,787
2001                                                                    59,839
2002                                                                    51,130
2003                                                                    40,279
2004                                                                    28,809
Later                                                                  108,861
------------------------------------------------------------------------------
Total future minimum obligations                                      $354,705
==============================================================================

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $44.4, $40.0, and $36.5 million in fiscal 1999, 1998 and 1997, respectively.

Future minimum receivables under operating leases and subleases in effect at February 27, 1999 are as follows:

---------------------------------------------------------------------------
(In thousands)                          Owned        Leased
Fiscal Year                          Property      Property           Total
---------------------------------------------------------------------------
2000                                  $ 3,068       $17,923        $ 20,991
2001                                    2,455        15,560          18,015
2002                                    2,384        12,769          15,153
2003                                    2,282        10,434          12,716
2004                                    2,021         7,716           9,737
Later                                   7,213        24,336          31,549
---------------------------------------------------------------------------
Total future minimum receivables      $19,423       $88,738        $108,161
===========================================================================

Owned property under operating leases is as follows:

------------------------------------------------------------------------------
(In thousands)                               February 27,         February 28,
                                                     1999                 1998
------------------------------------------------------------------------------
Land, buildings and equipment                     $41,033              $35,507
Less accumulated depreciation                      12,678               11,428
------------------------------------------------------------------------------
Net land, buildings and equipment                 $28,355              $24,079
==============================================================================

Direct financing leases:

Under direct financing capital leases, the company leases buildings on behalf of independent retailers with terms ranging from 5 to 25 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 27, 1999 are as follows:

---------------------------------------------------------------------------
(In thousands)                            Direct Financing    Capital Lease
Fiscal Year                              Lease Receivables      Obligations
---------------------------------------------------------------------------
2000                                              $ 19,102         $ 17,441
2001                                                16,986           15,675
2002                                                16,186           14,956
2003                                                15,196           14,051
2004                                                13,833           12,828
Later                                              112,794          106,319
---------------------------------------------------------------------------
Total minimum lease payments                       194,097          181,270
Less unearned income                                73,090                -
Less interest                                            -           70,305
---------------------------------------------------------------------------
Present value of net minimum
   lease payments                                  121,007          110,965
Less current portion                                 8,431            8,709
---------------------------------------------------------------------------
Long-term portion                                 $112,576         $102,256
===========================================================================

INCOME TAXES

The provision for income taxes consists of the following:

----------------------------------------------------------------------------
(In thousands)                           1999           1998           1997
----------------------------------------------------------------------------
Current
   Federal                            $90,166       $109,550        $64,033
   State                               18,528         22,161         13,730
   Tax credits                           (291)          (368)          (172)
Deferred
   Restructuring and other charges          0         15,550         15,599
   Other                               16,520          7,130         12,278
----------------------------------------------------------------------------
Total provision                      $124,923       $154,023       $105,468
============================================================================

The difference between the actual tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

----------------------------------------------------------------------------
(In thousands)                                  1999        1998       1997
----------------------------------------------------------------------------
Federal taxes based on statutory rate       $110,691    $134,680    $98,180
State income taxes, net of federal
benefit                                       13,568      16,508     12,763
Nondeductible goodwill                         6,236       6,248      6,277
Other                                         (5,572)     (3,413)   (11,752)
----------------------------------------------------------------------------
Total provision                             $124,923    $154,023   $105,468
============================================================================

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 27, 1999 and February 28, 1998 are as follows:

------------------------------------------------------------------------------
(In thousands)                                    1999                   1998
------------------------------------------------------------------------------
Deferred tax assets:
   Depreciation and amortization               $20,819                $20,676
   Restructuring and other charges              11,188                 13,089

   Net operating loss from acquired
       Subsidiaries                             19,111                 19,964

   Provision for obligations to be
       settled in future periods               126,809                105,193
   Inventory                                    14,079                 14,269
   Other                                        10,224                 10,566
------------------------------------------------------------------------------
Total deferred tax assets                      202,230                183,757
------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation and amortization               (85,660)               (85,767)
   Acquired assets adjustment to fair          (55,518)               (50,573)
      Values
   Accelerated tax deductions for benefits
       to be paid in future periods            (65,698)               (34,860)
   Other                                       (18,003)               (18,687)
------------------------------------------------------------------------------
Total deferred tax liabilities                (224,879)              (189,887)
------------------------------------------------------------------------------
Net deferred tax liability                   $ (22,649)               $(6,130)
==============================================================================

The company acquired net operating loss (NOL) carryforwards of $58.1 million for tax purposes which expire beginning in 2000 and continuing through 2010.

Temporary differences attributable to obligations consist primarily of accrued postretirement benefits, vacation pay, and other expenses which are not deductible for income tax purposes until paid.


SUPPLEMENTAL CASH FLOW INFORMATION

The company's non-cash investing and financing activities were as follows:

------------------------------------------------------------------------------
(In thousands)                                   1999        1998        1997
------------------------------------------------------------------------------
Leased asset additions
   And related obligation                    $106,027     $39,072     $41,257
                                           -----------------------------------
Acquisitions:
   Fair value of assets acquired              196,591      28,114      25,169
   Cash paid                                  166,731      23,570       5,014

------------------------------------------------------------------------------
Liabilities assumed                           $29,860      $4,544     $20,155
==============================================================================

Payments for interest and income taxes were as follows:

------------------------------------------------------------------------------
(In thousands)                                   1999        1998        1997
------------------------------------------------------------------------------
Interest (net of amount capitalized)         $127,505    $134,645    $136,618
Income taxes                                   99,686     142,829      58,551
==============================================================================

STOCK OPTION PLANS

The company's 1997 and 1993 stock option plans allow the granting of non-qualified stock options and incentive stock options to key salaried executive employees at prices not less than 100 percent of fair market value, determined by averaging the open and close price on the date of grant. The company's 1983 plan no longer allows granting, but outstanding grants remain to be exercised. In April 1998 and 1997, the Board of Directors reserved an additional 2.6 million and 4.0 million shares, respectively, to be issued for stock option plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board may determine at the time of granting whether each option granted will be a non-qualified or incentive stock option under the Internal Revenue Code. The term of each option will be determined by the Board of Directors or the Committee, but shall not be for more than 10 years from the date of grant. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee may determine.

Changes in the options were as follows:

-----------------------------------------------------------------------------
                                             Shares        Weighted Average
                                      (In thousands)        Price per Share
-----------------------------------------------------------------------------
Outstanding, February 24, 1996                9,202                  $14.22
 Granted                                      1,410                   15.75
 Exercised                                     (398)                  12.91
 Canceled and forfeited                        (158)
-----------------------------------------------------------------------------
Outstanding, February 22, 1997               10,056                   14.46
 Granted                                      2,796                   17.52
 Exercised                                   (4,102)                  14.00
 Canceled and forfeited                        (372)
-----------------------------------------------------------------------------
Outstanding, February 28, 1998                8,378                   15.67
 Granted                                      2,377                   23.74
 Exercised                                   (2,487)                  14.98
 Canceled and forfeited                        (352)
-----------------------------------------------------------------------------
Outstanding, February 27, 1999                7,916                  $18.26
=============================================================================

The outstanding stock options at February 27, 1999 have exercise prices ranging from $12.00 to $28.59 and a weighted average remaining contractual life of 5.7 years. Options to purchase 4.9 and 5.0 million shares were exercisable at February 27, 1999, and February 28, 1998, respectively. These options have a weighted average exercise price of $17.81 and $15.68, respectively. Option shares available for grant were 4.4 and 3.8 million at February 27, 1999, and February 28, 1998, respectively. The company has reserved 12.4 million shares, in aggregate, for the plans.

As of February 27, 1999, limited stock appreciation rights have been granted and are outstanding under the 1978, 1989 and 1993 Stock Appreciation Rights Plans. Such rights relate to options granted to purchase 2.7 million shares of common stock and are exercisable only upon a "change of control."

In 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the Stock Option Plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, the Company's 1999, 1998 and 1997 net income and earnings per share would have been changed to the pro forma amounts indicated below:

------------------------------------------------------------------------------
(In thousands, except per share amounts)         1999        1998        1997
------------------------------------------------------------------------------

Net earnings
  As reported                               $ 191,338   $ 230,757   $ 175,044
  Pro forma                                   185,951     227,896     173,568

Earnings per share - diluted
  As reported                                  $1.57       $ 1.82       $1.30
  Pro forma                                     1.52         1.80        1.29
------------------------------------------------------------------------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

------------------------------------------------------------------------------
Assumptions                              1999           1998           1997
------------------------------------------------------------------------------

Dividend yield                           1.99%         2.69%          3.31%
Risk free interest rate                  5.27%         5.62%          6.42%
Expected life                          4 years       5 years        7 years
Expected volatility                     19.33%        18.21%         13.78%
Estimated fair value of options
    granted per share                  $ 4.62        $ 3.39         $ 3.10
==============================================================================

TREASURY STOCK PURCHASE PROGRAM

In August 1996, the Board of Directors instituted a treasury stock program under which the company is authorized to repurchase up to 10.0 million shares for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the company's stock. In fiscal 1997, the company repurchased 1.4 million shares at an average cost of $14.46 under the August 1996 program. In June 1997, the Board of Directors instituted a treasury stock program under which the company is authorized to repurchase up to 17.0 million shares with proceeds received from the sale of ShopKo. In fiscal 1998, the company repurchased 13.8 million shares at an average cost of $19.36 under the June 1997 program and 3.4 million shares at an average cost of $20.50 under the August 1996 program. In fiscal 1999, the company repurchased 2.6 million shares at an average cost of $24.77 under the August 1996 program.


STOCKHOLDER RIGHTS PLAN

The company had a "Preferred Share Purchase Rights Plan," in which the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. The rights expired in April 1999.

EARNINGS PER SHARE

In fiscal 1998, the company adopted Statement of Financial Accounting Standards
(SFAS) No.128 "Earnings per Share." Earnings per share amounts presented for 1997 have been restated for the adoption of SFAS 128. The following table reflects the calculation of basic and diluted earnings per share:

------------------------------------------------------------------------------
 (In thousands, except per share amounts)          1999        1998       1997
------------------------------------------------------------------------------

Earnings per share - basic
  Income available to common shareholders      $191,338    $230,757   $175,044
  Weighted average shares outstanding           120,376     125,326    134,510
  Earnings per share - basic                      $1.59       $1.84      $1.30

Earnings per share - diluted
  Income available to common shareholders      $191,338    $230,757   $175,044

  Weighted average shares outstanding           120,376     125,326    134,510
  Dilutive impact of options outstanding          1,585       1,224        444
                                              ---------  ----------   --------
  Weighted average shares and potential
     dilutive shares outstanding                121,961     126,550    134,954
  Earnings per share - diluted                    $1.57       $1.82      $1.30

==============================================================================


COMMITMENTS AND CONTINGENCIES

The company has guaranteed mortgage loan and other debt obligations of $23.7 million. The company has also guaranteed the leases and fixture financing loans of various affiliated retailers with a present value of $59.4 and $18.9 million, respectively. The company has provided limited recourse to purchasers of notes receivable from affiliated retailers with outstanding note balances of $76.3 and $33.6 million, at fiscal 1999 and 1998; $32.3 and $18.2 million of which the company has contingent liability for at February 27, 1999 and February 28, 1998, respectively. The company has also entered into note repurchase agreements with various lenders totaling $7.3 million, under which certain events require the company to repurchase collateralized loans.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which in management's opinion, is expected to have a material adverse impact on the company's consolidated results of operations or consolidated financial position.


RETIREMENT PLANS

Substantially all non-union employees of the company and its subsidiaries are covered by various contributory and non-contributory pension or profit sharing plans. The company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements.

Contributions under the defined contribution profit sharing plans are determined at the discretion of the Board of Directors and were $2.2, $1.9 and $2.3 million for fiscal 1999, 1998 and 1997, respectively.

Amounts charged to union pension expense were $37.9, $37.4 and $34.4 million for fiscal 1999, 1998 and 1997, respectively.

Benefit calculations for the company's defined benefit pension plan are based on years of service and the participants' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding both equity and fixed income securities.

In addition to providing pension benefits, the company provides certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits upon meeting certain age and service requirements.

The following tables set forth the change in benefit obligation and plan assets, a reconciliation of the accrued benefit costs and total benefit cost for the fiscal year for the company's defined benefit pension plans and other postretirement plans:

---------------------------------------------------------------------------------------------------------
                                            Pension Benefits                    Other Benefits
(In thousands)                       February 27,       February 28,      February 27,    February 28,
                                             1999               1998              1999            1998
---------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning
   of year                               $281,665          $273,714           $ 60,705       $ 57,152
Service cost                               12,916            12,668              1,750          1,850
Interest cost                              20,638            19,545              4,895          4,182
Actuarial loss (gain)                      18,595           (14,657)            10,574            859
Benefits paid                             (12,121)           (9,605)            (3,609)        (3,338)
---------------------------------------------------------------------------------------------------------
Benefit obligation at end of year        $321,693          $281,665           $ 74,315       $ 60,705
=========================================================================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at
   beginning of year                     $260,028          $233,410           $    --        $    --
Actual return on plan assets               26,829            25,857                --             --
Company contributions                      10,031            10,366              3,609          3,338
Plan participants' contributions              --                --               1,829          1,929
Benefits paid                             (12,121)           (9,605)            (5,438)        (5,267)
---------------------------------------------------------------------------------------------------------
Fair value of plan assets at
   end of year                           $284,767          $260,028           $    --        $    --
=========================================================================================================

RECONCILIATION OF PREPAID
   (ACCRUED) COST
Funded status                            $(36,926)         $(21,637)          $(74,315)      $(60,705)
Unrecognized net loss                      34,335            17,095             16,471          8,259
Unrecognized prior service cost              (971)           (1,043)            (1,697)        (1,959)
Unrecognized net obligation                    95               190                --             --
---------------------------------------------------------------------------------------------------------
Accrued pension cost                     $ (3,467)         $ (5,395)          $(59,541)      $(54,405)
=========================================================================================================


-----------------------------------------------------------------------------------------------------------------
                                                    Pension Benefits                      Other Benefits
(In thousands)                                1999         1998        1997        1999         1998       1997
-----------------------------------------------------------------------------------------------------------------
NET BENEFIT COSTS FOR THE FISCAL YEAR
Service cost                               $12,916      $12,668     $12,197      $1,750       $1,850     $1,813
Interest cost                               20,638       19,545      18,676       4,895        4,182      3,932
Expected return on plan assets             (25,634)     (23,020)    (20,291)        --           --         --
Amortization of:
  Unrecognized net loss                          2          499       2,273         362          --         --
  Unrecognized prior service cost              (72)         246         246        (262)        (262)      (261)
  Unrecognized net obligation                  152          172         249         --           --         --
-----------------------------------------------------------------------------------------------------------------
Net benefit costs for the fiscal year       $8,002      $10,110     $13,350      $6,745       $5,770     $5,484
=================================================================================================================

For both the pension and the postretirement benefit calculations, the weighted-average discount rate used was 6.85 percent and 7.50 percent for fiscal 1999 and 1998 respectively, the expected return on plan assets used was 10.0 percent for both fiscal 1999 and 1998, and the rate of compensation increase was
3.5 percent and 4.5 percent for fiscal 1999 and 1998, respectively.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for both fiscal 1999 and 1998 was 9 percent decreasing to 6 percent by fiscal 2001. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the trend rate would increase the accumulated postretirement benefit obligation by $8.7 million in both fiscal 1999 and 1998 and the net periodic cost by $0.9 and $1.0 million for fiscal 1999 and 1998, respectively. In contrast, a one percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $6.6 and $6.0 million in fiscal 1999 and 1998 respectively, and the net periodic cost by $0.7 in both fiscal 1999 and 1998.

The company also maintains non-contributory, unfunded pension plans to provide certain employees with pension benefits in excess of limits imposed by federal tax law. The projected benefit obligation of the unfunded plans was $15.0 and $14.9 million at February 27, 1999 and February 28, 1998, respectively. The accumulated benefit obligation of these plans totaled $11.9 and $11.1 million at February 27, 1999 and February 28, 1998, respectively. Net periodic pension cost was $2.4, $2.3 and $2.2 million for 1999, 1998, and 1997, respectively.


INDUSTRY SEGMENT INFORMATION

Information concerning the company's continuing operations by business segment for the years ended February 27, 1999, February 28, 1998 and February 22, 1997, as required by the newly adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," is contained on page F-5.

Unaudited Quarterly Financial Information

Quarterly unaudited financial information for SUPERVALU INC. and subsidiaries is as follows:

----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                        Fiscal Year (52 Weeks) Ended February 27, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                First           Second             Third           Fourth              Year
                                              (16 wks)         (12 wks)          (12 wks)         (12 wks)          (52 wks)
----------------------------------------------------------------------------------------------------------------------------
Net sales                                  $5,202,576       $3,937,318        $4,079,696       $4,200,917       $17,420,507
Gross profit                                  518,821          402,767           413,763          465,029         1,800,380
Net earnings                                   51,798           39,900            45,260           54,380           191,338
Net earnings per common share-diluted             .42              .33               .37              .45              1.57
Dividends declared per common share             .1300            .1325             .1325            .1325             .5275
Weighted average shares-diluted               122,144          122,178           121,861          121,602           121,961
============================================================================================================================


                                                             Fiscal Year (53 Weeks) Ended February 28, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                First           Second             Third           Fourth              Year
                                              (16 wks)         (12 wks)          (12 wks)         (13 wks)          (53 wks)
----------------------------------------------------------------------------------------------------------------------------
Net sales                                  $5,033,303       $3,866,012        $4,004,565       $4,297,498       $17,201,378
Gross profit                                  501,129          393,286           403,792          472,529         1,770,736
Net earnings                                   49,766           89,115            40,249           51,627           230,757
Net earnings per common share-diluted             .37              .71               .33              .42              1.82
Dividends declared per common share             .1250            .1300             .1300            .1300             .5150
Weighted average shares-diluted               134,488          125,680           121,742          122,026           126,550
============================================================================================================================

Note: Results for fiscal 1998 include an after-tax gain on the sale of ShopKo stock of $53.7 million, or $.42 per share-diluted.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SUPERVALU INC.

Under date of April 5, 1999, we reported on the consolidated balance sheet of SUPERVALU INC. and subsidiaries as of February 27, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the fiscal year ended February 27, 1999, which are included in the annual report on Form 10-K for the 1999 fiscal year. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

/s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
April 5, 1999

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota


We have audited the consolidated financial statements of SUPERVALU INC. (the Company) and subsidiaries as of February 28, 1998 and for each of the two years in the period ended February 28, 1998 and have issued our report thereon dated April 6, 1998. Such financial statements and report are included in your 1999 Annual Report on Form 10-K. Our audits also included the financial statement schedule of SUPERVALU INC. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 6, 1998

SUPERVALU INC. and Subsidiaries

SCHEDULE VIII - Valuation and Qualifying Accounts


         COLUMN A                       COLUMN B         COLUMN C      COLUMN D           COLUMN E
-----------------------------------------------------------------------------------------------------
                                         Balance at         Charged                      Balance at
                                          beginning        to costs                             end
        Description                         of year    and expenses   Deductions            of year
-----------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
  Year ended:
     February 27, 1999                  $13,415,000      10,150,000     4,582,000  (A)   $18,983,000
     February 28, 1998                   17,806,000       5,791,000    10,182,000  (A)    13,415,000
     February 22, 1997                   22,064,000       8,851,000    13,109,000  (A)    17,806,000


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

                                  EXHIBIT INDEX
                                  -------------

                                 SUPERVALU INC.
                           ANNUAL REPORT ON FORM 10-K

     EXHIBIT NUMBER             EXHIBIT
     --------------             -------

            *3.1.       Restated Certificate of Incorporation.

            *3.2.       Restated Bylaws, as amended.

            *4.1. Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant.

            *4.2. First Supplemental Indenture dated as of August 1, 1990 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee.

            *4.3. Second Supplemental Indenture dated as of October 1, 1992 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee.

            *4.4. Letter of Representations dated November 12, 1992 between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant.

            *4.5. Third Supplemental Indenture dated as of September 1, 1995 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee.

            *4.6. Credit Agreement dated as of October 8, 1997 among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent.

             10.1.      SUPERVALU INC. 1993 Stock Plan, as amended.

            *10.2. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended.

            *10.3.      SUPERVALU INC. Executive Incentive Bonus Plan.

            *10.4. SUPERVALU INC. Directors Deferred Compensation Plan for Non-Employee Directors, as amended.

            *10.5. SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

            *10.6.      SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

            *10.7.      SUPERVALU INC. ERISA Excess Plan Restatement.

            *10.8.      SUPERVALU INC. Deferred Compensation Plan.

            *10.9. SUPERVALU INC. Executive Deferred Compensation Plan as amended and Executive Deferred Compensation Plan II.

            *10.10. Amendments to the SUPERVALU INC. Deferred Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II.

            *10.11. Form of Agreement used in connection with Registrant's Executive Post-Retirement Survivor Benefit Program.

             10.12. Form of Change of Control Severance Agreements entered into with certain officers of the Registrant.

            *10.13. Amended and Restated SUPERVALU INC. Grantor Trust dated as of August 3, 1998.

            *10.14.     SUPERVALU INC. Directors Retirement Program, as amended.

            *10.15. SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

            *10.16. First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

            *10.17. Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

            *10.18. Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

            *10.19.     SUPERVALU INC. Long-Term Incentive Plan, as amended.

            *10.20.     SUPERVALU INC. Bonus Plan for Designated Corporate
                        Officers.

            *10.21. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended.

            *10.22.     SUPERVALU INC. 1997 Stock Plan.

             10.23.     Supplemental Retirement Agreement for William J. Bolton.

             12.1.      Ratio of Earnings to Fixed Charges.

            *16.1. Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated May 8, 1998.

             21.1.      Subsidiaries of the Registrant.

             23.1.      Consent of KPMG Peat Marwick LLP.

             23.2.      Consent of Deloitte & Touche LLP.

             24.1.      Power of Attorney.

             27.1.      Financial Data Schedules.

             99.1 Cautionary Statements pursuant to the Securities Litigation Reform Act.

-----------------

* Incorporated by Reference