Form 10-Q
period 1999-06-19
SUPERVALU INC
filed 1999-07-12
CIK 95521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 19, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to ................

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

Yes  X      No

The number of shares outstanding of each of the issuer's classes of Common Stock as of July 7, 1999 is as follows:

      Title of Each Class                          Shares Outstanding
      -------------------                          ------------------

        Common Shares                                 119,867,051

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

                                                      First Quarter (16 weeks) ended
                                   ----------------------------------------------------------------

                                        June 19, 1999    % of sales   June 20, 1998    % of sales
---------------------------------------------------------------------------------------------------
Net sales                                 $ 5,289,720     100.00%      $ 5,202,576      100.00%

Costs and expenses:
  Cost of sales                             4,746,897      89.74         4,683,755       90.03
  Selling and administrative expenses         413,598       7.81           394,051        7.57
  Amortization of goodwill                      6,826       0.13             6,322        0.12
  Gain on sale                                163,662       3.09                 -           -
  Restructuring and other charges             103,596       1.96                 -           -
  Interest
    Interest expense                           35,570       0.67            38,322        0.74
    Interest income                             5,325       0.10             6,177        0.12
                                        ---------------------------------------------------------
      Interest expense, net                    30,245       0.57            32,145        0.62
                                        ---------------------------------------------------------

       Total costs and expenses             5,137,500      97.12         5,116,273       98.34
                                        ---------------------------------------------------------

Earnings before income taxes                  152,220       2.88            86,303        1.66

Provision for income taxes
 Current                                      134,372                       33,288
 Deferred                                     (48,873)                       1,217
                                        ---------------------------------------------------------

    Income tax expense                         85,499       1.62            34,505        0.66
                                        ---------------------------------------------------------

Net earnings                              $    66,721       1.26%      $    51,798        1.00%
                                        =========================================================

Net earnings per common share - diluted   $       .55                  $       .42

Net earnings per common share - basic     $       .56                  $       .43

Weighted average number of common
   shares outstanding
       Diluted                                120,769                      122,145
       Basic                                  119,631                      120,565

Dividends declared per common share       $     .1325                  $     .1300


All data subject to year-end audit.

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)

                                             First Quarter (16 weeks) ended
                                    -------------------------------------------

Net sales                                    June 19, 1999    June 20, 1998
-------------------------------------------------------------------------------

Retail food                                   $ 1,586,673     $ 1,408,603
                                                     30.0 %          27.1 %

Food distribution                               4,599,215       4,609,097
                                                     86.9 %          88.6 %

Sales eliminations                               (896,168)       (815,124)
                                                    (16.9)%         (15.7)%
                                    -------------------------------------------

Total net sales                               $ 5,289,720     $ 5,202,576
                                                    100.0 %         100.0 %


-------------------------------------------------------------------------------
Earnings
-------------------------------------------------------------------------------

Retail food                                   $    42,115     $    37,226

Food distribution                                  90,044          89,990

Gain on sale                                      163,662               -

Restructuring and other charges (1)              (103,596)              -
                                    -------------------------------------------

Total operating earnings                          192,225         127,216

Interest income                                     5,325           6,177

Interest expense                                  (35,570)        (38,322)

General corporate expenses                         (9,760)         (8,768)
                                    -------------------------------------------

Earnings before income taxes                      152,220          86,303

Provision for income taxes                        (85,499)        (34,505)
                                    -------------------------------------------

Net earnings                                  $    66,721     $    51,798
================================================================================
All data subject to year-end audit.

                See notes to consolidated financial statements.

(1) The company incurred restructuring and other charges for retail food and food distribution of $19.4 and $84.2 million, respectively.

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                First Quarter as of  Fiscal Year End
-------------------------------------------------------------------------------------
(In thousands)                                             June 19,    February 27,
Assets                                                         1999            1999
-------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                              $    7,748     $    7,608
  Marketable securities                                     206,150              -
  Receivables, less allowance for losses of $21,901 at
    June 19, 1999 and $18,983 at February 27, 1999          386,717        410,799
  Inventories                                             1,066,622      1,067,837
  Other current assets                                      111,623         96,283
                                                       ------------------------------
          Total current assets                            1,778,860      1,582,527

Long-term notes receivable                                  156,822        161,273

Property, plant and equipment, net                        1,657,750      1,699,024

Goodwill                                                    503,936        567,890

Other assets                                                238,584        255,235
                                                       ------------------------------

Total assets                                             $4,335,952     $4,265,949
                                                       ==============================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                          $   37,537     $   89,157
  Accounts payable                                        1,036,103        981,961
  Current debt and obligations under capital leases         185,137        232,928
  Other current liabilities                                 289,510        217,861
                                                       ------------------------------

          Total current liabilities                       1,548,287      1,521,907

Long-term debt and obligations under capital leases       1,248,264      1,246,269
Other liabilities and deferred income taxes                 197,766        192,134

Total stockholders' equity                                1,341,635      1,305,639
                                                       ------------------------------

Total liabilities and stockholders' equity               $4,335,952     $4,265,949
                                                       ==============================

All data subject to year-end audit.

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                           Capital in
                                  Preferred        Common   Excess of       Treasury        Retained
                                      Stock         Stock   Par Value          Stock        Earnings           Total
----------------------------------------------------------------------------------------------------------------------

Balances at February 28, 1998       $ 5,908      $150,670     $ 2,927      $(507,296)     $1,549,696      $1,201,905

Net earnings                              -             -           -              -         191,338         191,338

Sales of common stock
  under option plans                      -             -      (5,902)        35,497          (3,667)         25,928

Cash dividends declared
  on common stock -
  $.5275 per share                        -             -           -              -         (63,985)        (63,985)

Compensation under employee
  incentive plans                         -             -       1,057         10,914               -          11,971

Treasury shares exchanged for
 acquisition                              -             -       1,918          2,167               -           4,085

Purchase of shares for treasury           -             -           -        (65,603)              -         (65,603)

----------------------------------------------------------------------------------------------------------------------
Balances at February 27, 1999         5,908       150,670           -       (524,321)      1,673,382       1,305,639

Net earnings                              -             -           -              -          66,721          66,721

Sales of common stock
  under option plans                      -             -           -          4,491          (2,330)          2,161

Cash dividends declared
  on common stock -
  $.1325 per share                        -             -           -              -         (15,800)        (15,800)

Compensation under employee
  incentive plans                         -             -           -          5,297            (592)          4,705

Redemption of preferred stock        (5,908)            -           -              -               -          (5,908)

Purchase of shares for treasury           -             -           -        (15,883)              -         (15,883)

----------------------------------------------------------------------------------------------------------------------
Balances at June 19, 1999            $    -      $150,670      $    -      $(530,416)     $1,721,381      $1,341,635
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

--------------------------------------------------------------------------------------------
                                                                        Year-to-date
                                                                      (16 weeks ended)
--------------------------------------------------------------------------------------------
                                                                    June 19,     June 20,
                                                                        1999         1998
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                           $138,939     $131,011
--------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to long-term notes receivable                            (15,365)     (11,252)
  Proceeds received on long-term notes receivable                      6,419       13,281
  Proceeds from sale of assets                                       356,961       11,807
  Purchase of property, plant and equipment                          (98,020)     (83,505)
  Business acquisition, net of cash acquired                         (28,211)           -
  Other cash used in investing activities                             16,450        2,235
--------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                  238,234      (67,434)
--------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase (decrease) in checks outstanding, net of deposits      (3,105)      34,893
  Net issuance (reduction) of short-term notes payable               (51,620)      38,214
  Proceeds from issuance of long-term debt                                 -       83,500
  Repayment of long-term debt                                        (57,208)    (184,537)
  Dividends paid                                                     (31,820)     (32,052)
  Payments for purchase of treasury stock                            (15,883)      (4,349)
  Other cash provided by (used in) financing activities              (11,247)         370
--------------------------------------------------------------------------------------------
Net cash used in financing activities                               (170,883)     (63,961)
--------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                            206,290         (384)
Cash and cash equivalents at beginning of year                         7,608        6,100
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of first quarter                  $ 213,898    $   5,716
============================================================================================

Supplemental Information:
  Pretax LIFO income (expense)                                     $    (499)   $   1,067
  Pretax depreciation and amortization                             $  72,619    $  69,194


All data subject to year-end audit.

                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1999 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").

Special Charges
---------------

The company recorded one-time, pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency. See Management Discussion and Analysis for further detail.

Subsequent Event
----------------

On June 9, 1999, the company signed an agreement with Richfood Holdings, Inc. whereby SUPERVALU would acquire in a merger all of the outstanding common stock of Richfood. Under the terms of the agreement Richfood's shareholders will have the option to receive $18.50 per share in cash or SUPERVALU common stock subject to an allocation and proration. The allocation and proration is subject to an adjustment whereby the aggregate merger consideration will be 50 percent cash and 50 percent SUPERVALU common stock. The transaction has a total value of $1.5 billion including the assumption of Richfood's $642 million of debt. The merger is subject to approval by Richfood's shareholders and regulatory clearance. The merger will be accounted for as a purchase and the transaction is expected to close in the third quarter of the current fiscal year.

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at June 19, 1999 and June 20, 1998 and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

For the first quarter of fiscal 2000, the company recorded record sales of $5.3 billion, net earnings of $66.7 million and diluted earnings per share of $.55. Excluding the net impact of the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, net earnings were $55.8 million and diluted earnings per share were $.46. Last year sales were $5.2 billion, net earnings were $51.8 million and diluted earnings per share were $.42.

Net sales

Net sales increased 1.7 percent compared to last year, positively impacted by a
12.6 percent increase in retail food sales offset in part by a slight decrease in food distribution sales.

Retail food sales increased over last year primarily due to acquisitions and new store openings over the past twelve months. Same-store sales were flat to last year, impacted by low inflation, competitive activities and cannibalization in certain markets. Food distribution sales decreased slightly from last year and included the loss of sales from the sale of Hazelwood Farms Bakeries on May 22, 1999.

Gross profit

Gross profit as a percentage of net sales was 10.3 percent compared to 10.0 percent last year. The growing proportion within the company's total sales mix of the higher margin retail food business favorably impacted the gross profit percentage. Retail food and food distribution gross profit margins were comparable to last year.

Selling and administrative expenses

Selling and administrative expenses were 7.9 percent of net sales compared to
7.7 percent last year. The higher percentage was primarily due to the increased proportion of the company's retail food business, which operates at a higher selling and administrative expense percentage than the food distribution business. Retail food and food distribution selling and administrative expenses were comparable to last year.

Sale of Business

On May 22, 1999 the company sold Hazelwood Farms Bakeries, which resulted in a pre-tax gain of $163.7 million. The company had identified Hazelwood Farms Bakeries as a non-strategic asset to be liquidated to allow the redeployment of capital. The transaction resulted in $248.2 million of after-tax cash proceeds.

Special Charges

The company recorded one-time, pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency over the next 18 months. Included in this total is $14.9 million for asset impairment costs. The charge by segment was $19.4 million for retail and $84.2 million for food distribution. The restructuring charges include costs for facility consolidation, non-core store disposals and rationalization of redundant and certain decentralized administrative functions.

Facility consolidation costs of $47.2 million primarily include losses for the sale or writedown of assets and leases. Holding costs are also included in this total. Non-core store disposals include the sale or closure of retail locations currently operated in the distribution business and other retail stores that are located in non-strategic markets. These costs total $41.8 million and include losses to be incurred upon the sale or closure of the stores and related assets, costs for future lease obligations and lease buy-outs. Rationalization of redundant and certain decentralized administrative functions consists primarily of severance for staff reductions as a result of both standardizing and consolidating business support functions across the company's home office, retail and distribution operating regions. These costs amount to $14.6 million. Due to the above restructuring items, the company expects approximately 2,500 employees to be terminated.

Operating earnings

The company's pre-tax operating earnings (earnings before interest and taxes) increased to $182.5 million compared with $118.4 million last year. Operating earnings before depreciation and amortization increased to $255.1 million compared with $187.6 million last year, a 35.9 percent increase. Operating earnings excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges were $122.4 million, a 3.3 percent increase over last year. Retail food operating earnings decreased 38.9 percent to $22.7 million from last year's $37.2 million. Food distribution operating earnings increased 88.3 percent to $169.5 million from $90.0 million. Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, retail food and food distribution operating earnings increased 13.1 percent and
 .1 percent over last year, respectively. The increase in retail food's operating earnings was due to increased sales.

Interest expense and income

Interest expense decreased to $35.6 million compared with $38.3 million last year, primarily reflecting lower average borrowings. Interest income decreased to $5.3 million compared with $6.2 million last year, primarily due to the reduction of notes receivable as a result of the sale of notes in the fourth quarter of fiscal 1999 in the ordinary course of business.

Income taxes

The effective tax rate was 56.2 percent in the quarter, compared with 40.0 percent in the first quarter of last year. The higher effective tax rate is primarily the result of the gain on the sale of Hazelwood Farms Bakeries. Excluding the impact of the gain on the sale of Hazelwood Farms Bakeries, the effective tax rate was approximately 39.5 percent, consistent with the annual effective tax rate last year.

Net earnings

Net earnings were $66.7 million or $.55 per share - diluted compared with last year's net earnings of $51.8 million or $.42 per share - diluted. Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, net earnings were $55.8 million or $.46 per share - diluted. Weighted average shares - diluted declined to 120.8 million compared with last year's
122.1 million.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations for the first quarter was $138.9 million compared with $131.0 million last year. Net cash provided from investing activities was $238.2 million compared with net cash used of $67.4 million last year. The change from the prior year reflects proceeds received on the sale of assets of $357.0 million, which includes the proceeds received from the sale of Hazelwood Farms, of which $206.2 million was invested in marketable securities at the end of the first quarter.

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

A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to
 .275 percent, also is in place and expires in October 2002. The revolving credit agreement is available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreement during the first quarter and no commercial paper outstanding as of the end of the first quarter. During the first quarter, $10.5 million of letters of credit were issued under the revolving credit agreement and a total of $40.5 million were outstanding as of the end of the quarter.

On June 9, 1999, the company signed an agreement with Richfood Holdings, Inc. whereby SUPERVALU would acquire in a merger all of the outstanding common stock of Richfood. Under the terms of the agreement Richfood's shareholders will have the option to receive $18.50 per share in cash or SUPERVALU common stock subject to an allocation and proration. The allocation and proration is subject to an adjustment whereby the aggregate merger consideration will be 50 percent cash and 50 percent SUPERVALU common stock. The merger is subject to approval by Richfood's shareholders and regulatory clearance.

The company intends to finance the acquisition with a combination of existing cash, commercial paper issuances (supported by bank credit facilities) and the proceeds of one or more debt offerings. Approximately $886 million will be paid to Richfood shareholders, consisting of $443 million of cash and the issuance of $443 million of SUPERVALU common stock. The merger is expected to be completed in the third quarter of fiscal 2000.

YEAR 2000

General

SUPERVALU's company wide Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of application systems, information technology (IT) systems and technologies which include embedded systems being able to distinguish between the year 1900 and the year 2000. In 1996, the company began establishing processes for evaluating and managing the risks associated with the Project. The Project is divided into six components. These components include program management, communications, application conversions and technology upgrades, contingency planning, quality assurance and external entities. The company is using both internal and external resources to implement the Project. Year 2000 remediation and testing will be substantially completed by September 1999. The company has developed contingency plans for key business functions that could be impacted by year 2000 issues and the focus of the remaining year 2000 work will shift to readying contingency plans and preparing for the year-end transition.

The company has relationships with a significant number of key business partners. The company has had formal communications with its key business partners and has developed formal contingency plans to mitigate the risk to the company if the business partners are not prepared for the year 2000. The company will continue to communicate with its key business partners on relevant issues throughout 1999 and beyond. There can be no guarantee that the business partners will successfully and timely reprogram or replace and test all of their own computer hardware, software and process control systems. While the failure of a single business partner to achieve year 2000 compliance should not have a material adverse effect on the company's results of operations, the failure of several key business partners could have such an effect.

Costs

The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The company has incurred costs to date of $25.2 million. Estimated costs for the remainder of work is $4.1 million for a total projected Project cost of $29.3 million.

Risks

While the effort to assess and correct the company's Year 2000 issues are expected to be complete prior to related forecasted failure horizons, the company is taking specific measures to assess risks and develop specific contingency plans. Key business functions have been assessed and action plans have been created which describe the communications, operations and IT activities that will be conducted if the contingency plan must be executed.

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

Cautionary statements for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this 10Q includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements are detailed in Exhibit 99.1 to the company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999 and under the caption "Year 2000" in this Form 10-Q; other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     The Registrant held its Annual Meeting of Stockholders on June 30, 1999 at which the stockholders took the following actions:

     (a) elected Edwin C. Gage, Garnett L. Keith, Jr., Richard L. Knowlton and Carole F. St. Mark to the Board of Directors for terms expiring in 2002. The votes cast for and withheld with respect to each such Director was as follows:

                                               Votes For      Votes Withheld
                                               ---------      --------------

          Edwin C. Gage                        99,368,271        2,202,080
          Garnett L. Keith, Jr.                97,920,538        3,649,813
          Richard L. Knowlton                  99,992,012        1,578,339
          Carole F. St. Mark                  100,092,886        1,477,465

          The Directors whose terms continued after the meeting are as follows:
          Herman Cain, Lawrence A. Del Santo, William A. Hodder, Charles M. Lillis, Harriet Perlmutter, Steven S. Rogers and Michael W. Wright.

     (b) ratified by a vote of 100,998,141 for, 126,073 against, and 446,137 abstaining, the appointment of KPMG Peat Marwick LLP as the independent auditors of Registrant for the fiscal year ending February 26, 2000.

     (c) approved by a vote of 93,035,106 for, 7,368,898 against, and 1,094,347 abstaining, the adoption of certain amendments to the SUPERVALU INC. 1993 Stock Plan.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

          (a)  Exhibits filed with this Form 10-Q:

               (2) Agreement and Plan of Merger, dated as of June 9, 1999, among SUPERVALU INC., Winter Acquisition, Inc. and Richfood Holdings, Inc.

                    The Registrant agrees to furnish supplementally to the Securities and Exchange Commission, upon request, a copy of any omitted schedule.

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

                                       SUPERVALU INC. (Registrant)

Dated: July 12, 1999                   By:      /s/ Pamela K. Knous
                                          --------------------------------
                                          Pamela K. Knous
                                          Executive Vice President, Chief
                                          Financial Officer (Authorized
                                          officer of Registrant)