Form 10-Q
period 1999-09-11
SUPERVALU INC
filed 1999-10-15
CIK 95521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended September 11, 1999.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

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

Yes  X     No

The number of shares outstanding of each of the issuer's classes of Common Stock as of October 9, 1999 is as follows:

   Title of Each Class                                  Shares Outstanding
   -------------------                                  ------------------
      Common Shares                                        139,603,717

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

                                                               Second Quarter (12 weeks) ended

                                                Sept 11, 1999    % of sales             Sept 12, 1998     % of sales
--------------------------------------------------------------------------------------------------------------------
Net sales                                         $ 4,145,775        100.00%              $ 3,937,318         100.00%

Costs and expenses:
  Cost of sales                                     3,697,589         89.19                 3,534,551          89.77
  Selling and administrative expenses                 344,120          8.30                   308,127           7.83
  Amortization of goodwill                              6,024          0.15                     4,773           0.12
  Interest
    Interest expense                                   27,439          0.66                    27,274           0.69
    Interest income                                     4,574          0.11                     4,113           0.10
                                                --------------------------------------------------------------------
      Interest expense, net                            22,865          0.55                    23,161           0.59
                                                --------------------------------------------------------------------

       Total costs and expenses                     4,070,598         98.19                 3,870,612          98.31
                                                --------------------------------------------------------------------


Earnings before income taxes                           75,177          1.81                    66,706           1.69

Provision for income taxes
 Current                                               30,942                                  24,211
 Deferred                                              (1,247)                                  2,595
                                                --------------------------------------------------------------------

    Income tax expense                                 29,695          0.71                    26,806           0.68
                                                --------------------------------------------------------------------

Net earnings                                        $  45,482          1.10%                $  39,900           1.01%
                                                ====================================================================



Net earnings per common share - diluted                 $ .37                                   $ .33

Net earnings per common share - basic                   $ .37                                   $ .33

Weighted average number of common
   shares outstanding
        Diluted                                       123,682                                 122,178
        Basic                                         122,483                                 120,753


Dividends declared per common share                   $ .1350                                 $ .1325


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


                                                                Year-to-date (28 weeks) ended
                                                ------------------------------------------------------------------

                                                Sept 11, 1999    % of sales           Sept 12, 1998     % of sales
------------------------------------------------------------------------------------------------------------------
Net sales                                         $ 9,435,495        100.00%             $9,139,894         100.00%

Costs and expenses:
  Cost of sales                                     8,444,486         89.50               8,218,306          89.92
  Selling and administrative expenses                 757,718          8.03                 702,178           7.68
  Amortization of goodwill                             12,850          0.14                  11,095           0.12
  Gain on sale                                        163,662          1.73                       -              -
  Restructuring and other charges                     103,596          1.09                       -              -
  Interest
    Interest expense                                   63,009          0.67                  65,596           0.72
    Interest income                                     9,899          0.11                  10,290           0.11
                                                ------------------------------------------------------------------
      Interest expense, net                            53,110          0.56                  55,306           0.61
                                                ------------------------------------------------------------------

       Total costs and expenses                     9,208,098         97.59               8,986,885          98.33
                                                ------------------------------------------------------------------


Earnings before income taxes                          227,397          2.41                 153,009           1.67

Provision for income taxes
 Current                                              165,314                                57,499
 Deferred                                             (50,120)                                3,812
                                                ------------------------------------------------------------------

    Income tax expense                                115,194          1.22                  61,311           0.67
                                                ------------------------------------------------------------------

Net earnings                                       $  112,203          1.19%              $  91,698           1.00%
                                                ==================================================================



Net earnings per common share - diluted                 $ .92                                 $ .75

Net earnings per common share - basic                   $ .93                                 $ .76

Weighted average number of common
   shares outstanding

       Diluted                                        122,017                               122,159
       Basic                                          120,853                               120,645

Dividends declared per common share                   $ .2675                               $ .2625


All data subject to year-end audit.

                                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)

                                          Second Quarter (12 weeks) ended                   Year-to-Date (28 weeks) ended
                                         ------------------------------------------------------------------------------------------
Net sales                                Sept. 11, 1999           Sept. 12, 1998         Sept. 11, 1999           Sept. 12, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Retail food                                 $ 1,371,942              $ 1,144,399            $ 2,958,615              $ 2,553,002
                                                   33.1  %                  29.1  %                31.4  %                  27.9  %

Food distribution                             3,535,769                3,449,892              8,134,984                8,058,989
                                                   85.3  %                  87.6  %                86.2  %                  88.2  %

Sales eliminations                             (761,936)                (656,973)            (1,658,104)              (1,472,097)
                                                  (18.4) %                 (16.7) %               (17.6) %                 (16.1) %
                                         ------------------------------------------------------------------------------------------
Total net sales                             $ 4,145,775              $ 3,937,318            $ 9,435,495              $ 9,139,894
                                                  100.0  %                 100.0  %               100.0  %                 100.0  %
-----------------------------------------------------------------------------------------------------------------------------------
Earnings
-----------------------------------------------------------------------------------------------------------------------------------

Retail food                                    $ 31,516                 $ 25,959               $ 73,631                 $ 63,185

Food distribution                                74,804                   70,283                164,848                  160,273

Gain on sale                                          -                        -                163,662                        -

Restructuring and other charges (1)                   -                        -               (103,596)                       -
                                         ------------------------------------------------------------------------------------------
Total operating earnings                        106,320                   96,242                298,545                  223,458

Interest income                                   4,574                    4,113                  9,899                   10,290

Interest expense                                (27,439)                 (27,274)               (63,009)                 (65,596)

General corporate expenses                       (8,278)                  (6,375)               (18,038)                 (15,143)
                                         ------------------------------------------------------------------------------------------
Earnings before income taxes                     75,177                   66,706                227,397                  153,009

Provision for income taxes                      (29,695)                 (26,806)              (115,194)                 (61,311)
                                         ------------------------------------------------------------------------------------------
Net earnings                                   $ 45,482                 $ 39,900              $ 112,203                 $ 91,698
===================================================================================================================================

All data subject to year-end audit.

                                 See notes to consolidated financial statements.


(1) In the first quarter, the company incurred restructuring and other charges for retail food and food distribution of $19.4 and $84.2 million, respectively.

CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries             Second Quarter as of       Fiscal Year End
---------------------------------------------------------------------------------------
(In thousands)                                  September 11,             February 27,
Assets                                                   1999                     1999
---------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                          $ 11,257                  $ 7,608
  Receivables, less allowance for losses of
   $30,035 at September 11, 1999 and $18,983 at
   February 27, 1999                                  541,916                  410,799
  Inventories                                       1,292,503                1,067,837
  Other current assets                                129,788                   96,283
                                                ---------------------------------------

          Total current assets                      1,975,464                1,582,527

Long-term notes receivable                            183,299                  161,273
Property, plant and equipment, net                  1,941,980                1,699,024

Goodwill                                            1,587,043                  567,890

Other assets                                          380,773                  255,235
                                                ---------------------------------------

Total assets                                       $6,068,559               $4,265,949
                                                =======================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                     $ 455,255                 $ 89,157
  Accounts payable                                  1,366,493                  981,961
  Current debt and obligations under capital
   leases                                              50,802                  232,928
  Other current liabilities                           330,944                  217,861
                                                ---------------------------------------

          Total current liabilities                 2,203,494                1,521,907

Long-term debt and obligations under capital
 leases                                             1,850,819                1,246,269
Other liabilities and deferred income taxes           199,448                  192,134

Total stockholders' equity                          1,814,798                1,305,639
                                                ---------------------------------------

Total liabilities and stockholders' equity         $6,068,559               $4,265,949
                                                =======================================


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

                                                                   Capital in
                                      Preferred         Common      Excess of         Treasury          Retained
                                          Stock          Stock      Par Value            Stock          Earnings              Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at February 28, 1998           $ 5,908      $ 150,670        $ 2,927       $ (507,296)      $ 1,549,696        $ 1,201,905

Net earnings                                  -              -              -                -           191,338            191,338

Sales of common stock
  under option plans                          -              -         (5,902)          35,497            (3,667)            25,928

Cash dividends declared
  on common stock -
  $.5275 per share                            -              -              -                -           (63,985)           (63,985)

Compensation under employee
  incentive plans                             -              -          1,057           10,914                 -             11,971

Treasury shares exchanged for
 acquisition                                  -              -          1,918            2,167                 -              4,085

Purchase of shares for treasury               -              -              -          (65,603)                -            (65,603)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at February 27, 1999             5,908        150,670              -         (524,321)        1,673,382          1,305,639

Net earnings                                  -              -              -                -           112,203            112,203

Sales of common stock
  under option plans                          -              -         (4,161)           8,350                 -              4,189

Cash dividends declared
  on common stock -
  $.2675 per share                            -              -              -                -           (31,973)           (31,973)

Compensation under employee
  incentive plans                             -              -           (486)           5,482                 -              4,996

Treasury shares exchanged for                 -              -        138,519          303,016                 -            441,535
 acquisition

Redemption of preferred stock            (5,908)             -              -                -                 -             (5,908)

Purchase of shares for treasury               -              -              -          (15,883)                -            (15,883)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 11, 1999              $ -       $150,670      $ 133,872        $(223,356)       $1,753,612         $1,814,798

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

                                                                         Year-to-date
                                                                       (28 weeks ended)
-----------------------------------------------------------------------------------------------------
                                                                Sept 11,                    Sept 12,
                                                                    1999                        1998
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       $222,387                    $290,629
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to long-term notes receivable                        (24,635)                    (20,270)
  Proceeds received on long-term notes receivable                 22,942                      20,425
  Proceeds from sale of assets                                   359,206                      24,339
  Purchase of property, plant and equipment                     (179,401)                   (150,532)
  Business acquisition, net of cash acquired                    (469,185)                    (24,998)
  Decrease in other non-current assets                            36,696                       8,399
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                           (254,377)                   (142,637)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase in checks outstanding, net of deposits              6,068                      38,921
  Net issuance (reduction) of short-term notes payable           351,412                     (22,321)
  Proceeds from issuance of long-term debt                       346,300                      83,500
  Repayment of long-term debt                                   (603,987)                   (186,445)
  Dividends paid                                                 (31,861)                    (32,085)
  Payment for purchase of treasury stock                         (15,883)                    (31,360)
  Other cash provided by (used in) financing activities          (16,410)                      2,683
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               35,639                    (147,107)
-----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                          3,649                         885
Cash and cash equivalents at beginning of year                     7,608                       6,100
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of second quarter              $ 11,257                    $  6,985
=====================================================================================================

Supplemental Information:
  Pretax LIFO income (expense)                                  $ (1,337)                   $  2,233
  Pretax depreciation and amortization                          $130,378                    $122,172


All data subject to year-end audit.

                                 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1999 annual report of SUPERVALU INC. ("SUPERVALU" or the "company").

Richfood Acquisition
--------------------

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood Holdings, Inc. ("Richfood"), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The acquisition will be accounted for as a purchase. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million and paid $443 million in cash for the common stock of Richfood. In addition, the company repaid approximately $394 million of outstanding Richfood debt. Approximately $291 million of Richfood debt remained outstanding immediately after the acquisition. The allocation of the consideration paid for Richfood to the consolidated assets and liabilities is based on preliminary estimates of their respective fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 billion is being amortized on a straight line basis over 40 years. The results of Richfood's operations from August 31, 1999 have been included in the company's financial statements. One-time charges related to the merger of $10 to $15 million after tax are expected within the first eighteen months following the close.

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follow:

--------------------------------------------------------------------------------------------
                                                        Year-to-date (28 weeks) ended
--------------------------------------------------------------------------------------------
(In thousands, except per share data)      September 11, 1999            September 12, 1998
------------------------------------------------------------------------ -------------------

Net sales                                      $ 11,405,477                $ 11,042,378
Net earnings                                      $ 130,668 (a)                $ 91,670 (b)
Net earnings per common share - diluted               $ .93 (a)                   $ .65 (b)
--------------------------------------------------------------------------------------------

(a) Amounts include the net gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges of $10.9 million or $ .08 per share.
(b) Amounts include a restructuring charge at Richfood of $14.5 million or $.10 per share.

Special Charges
---------------

In the first quarter of fiscal 2000, the company recorded one-time, pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency. Included in this total is $14.9 million for asset impairment costs. The restructuring charges include costs for facility consolidation, non-core store disposal and rationalization of redundant and certain decentralized administrative functions. Due to the above restructuring items, the company expects approximately 2,500 employees to be terminated. Details of the restructuring activity follow.

--------------------------------------------------------------------------------------------
                              Initial Restructure       Current Quarter         Balance at
(In thousands)                                                 Activity       Sept. 11, 1999
--------------------------------------------------------------------------------------------
Facility consolidation                   $ 34,143                 $ 656             $ 33,487
Non-core store disposal                    39,978                 2,304               37,674
Infrastructure realignment                 14,591                   417               14,174
--------------------------------------------------------------------------------------------
Total restructure                        $ 88,712               $ 3,377             $ 85,335
--------------------------------------------------------------------------------------------

Employees                                   2,517                   173                2,344
--------------------------------------------------------------------------------------------

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at September 11, 1999 and September 12, 1998 and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

The company recorded record sales of $4.1 billion, net earnings of $45.5 million and diluted earnings per share of $.37. Last year sales were $3.9 billion, net earnings were $39.9 million and diluted earnings per share were $.33.

Net sales
Net sales increased 5.3 percent compared to last year, positively impacted by a
19.9 percent increase in retail food sales and a 2.5 percent increase in food distribution sales.

Retail food sales increased over last year primarily due to acquisitions and new store openings over the past twelve months. Same-store sales were essentially flat compared to last year, impacted by low inflation, competitive activities and cannibalization in certain markets. Food distribution sales increased from last year primarily due to the growth of the retail operations and the Richfood acquisition fully offsetting the loss of sales from the sale of Hazelwood Farms Bakeries in the first quarter.

Gross profit
Gross profit as a percentage of net sales was 10.8 percent compared to 10.2 percent last year. The growing proportion within the company's total sales mix of the higher margin retail food business favorably impacted the gross profit percentage. Retail food and food distribution gross profit margins were comparable to last year.

Selling and administrative expenses
Selling and administrative expenses were 8.3 percent of net sales compared to
7.8 percent last year. The higher percentage was primarily due to the growing proportion of the company's retail food business, which operates at a higher selling and administrative expense percentage than the food distribution business. Retail food and food distribution selling and administrative expenses were comparable to last year, as a percent of sales.

Operating earnings
The company's operating earnings (earnings before interest and taxes) increased to $98.0 million compared with $89.9 million last year. Operating earnings before depreciation and amortization increased to $ 155.8 million compared with $142.8 million last year, a 9.1 percent increase. Retail food operating earnings increased 21.4 percent to $31.5 million from last year's $26.0 million.

Food distribution operating earnings increased 6.4 percent to $74.8 million from $70.3 million last year. The increase in operating earnings was primarily due to increased sales.

Interest expense and income
Interest expense increased to $27.4 million compared with $27.3 million last year, primarily reflecting increased borrowings resulting from the Richfood acquisition offset by lower average borrowings during most of the quarter primarily from cash generated from the sale of Hazelwood Farms Bakeries in the first quarter. Interest income increased to $4.6 million compared with $4.1 million last year.

Income taxes
The effective tax rate was 39.5 percent, consistent with last year's annual effective tax rate.

Net earnings
Net earnings were $45.5 million or $.37 per share compared with last year's net earnings of $39.9 million or $.33 per share. Weighted average shares increased to 123.7 million compared with last year's 122.2 million due to the approximately 19.7 million shares issued in connection with the Richfood acquisition.

YEAR-TO-DATE RESULTS:

Net sales
Net sales increased 3.2 percent to $9.4 billion compared with $9.1 billion last year. Retail food sales increased 15.9 percent over last year and food distribution sales had a slight increase over last year of .9 percent.

Retail food sales increased over last year primarily due to acquisitions and new store openings over the past twelve months. Same-store sales were essentially flat compared to last year, impacted by low inflation, competitive activities and cannibalization in certain markets. Food distribution sales increased from last year primarily due to the growth of the retail operations and the Richfood acquisition fully offsetting the loss of sales from the sale of Hazelwood Farms Bakeries in the first quarter.

Gross profit
Gross profit as a percentage of net sales was 10.5 percent compared to 10.1 percent last year. The growing proportion within the company's total sales mix of the higher margin retail food business favorably impacted the gross profit percentage. Retail food and food distribution gross profit margins were comparable to last year.

Selling and administrative expenses
Selling and administrative expenses were 8.0 percent of net sales compared to
7.7 percent last year. The higher percentage was primarily due to the growing proportion of the company's retail food business, which operates at a higher selling and administrative expense percentage than the food distribution business. Retail food and food distribution selling and administrative expenses were comparable to last year, as a percent of sales.

Sale of Business
In the first quarter, the company sold Hazelwood Farms Bakeries, which resulted in a pre-tax gain of $163.7 million. The company had identified Hazelwood Farms Bakeries as a non-strategic asset to be liquidated to allow the redeployment of capital. The transaction resulted in $248.2 million of after-tax cash proceeds.

Special Charges
In the first quarter, the company recorded one-time, pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency over the next 18 months. Included in this total is $14.9 million for asset impairment costs. The charge by segment was $19.4 million for retail and $84.2 million for food distribution. The restructuring charges include costs for facility consolidation, non-core store disposals and rationalization of redundant and certain decentralized administrative functions. A total of $3.4 million has been offset against the restructuring reserve year-to-date.

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

Operating earnings
The company's operating earnings (earnings before interest and taxes) increased to $280.5 million compared with $208.3 million last year. Operating earnings excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges were $220.4 million, a 5.8 percent increase over last year. Operating earnings before depreciation and amortization increased to $410.9 million compared with $330.5 million last year. Operating earnings before depreciation and amortization excluding one-time items were $350.8, a 6.2 percent increase over last year. Retail food operating earnings, excluding restructuring and other charges, increased 16.5 percent to $73.6 million from last year's $63.2 million. Food distribution operating earnings, excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, increased 2.9 percent to $164.8 million from $160.3 million last year. The increase in operating earnings was primarily due to increased sales. Including one-time items, operating earnings for retail food and food distribution decreased 14.1 percent and increased 52.4 percent, respectively.

Interest expense and income
Interest expense decreased to $63.0 million compared with $65.6 million last year, primarily reflecting lower average borrowings primarily from cash generated from the sale of Hazelwood Farms Bakeries in the first quarter offset by increased borrowings resulting from the Richfood acquisition. Interest income decreased to $9.9 million compared with $10.3 million last year, primarily due to the reduction of notes receivable as the result of the sale of notes in the ordinary course of business.

Income taxes
The effective tax rate was 50.7 percent compared with 40.1 percent last year. The higher effective tax rate is primarily the result of the gain on the sale of Hazelwood Farms Bakeries. Excluding the impact of the gain on the sale of Hazelwood Farms Bakeries, the effective tax rate was approximately 39.5 percent, consistent with the annual effective tax rate last year.

Net earnings
Net earnings were $112.2 million or $.92 per share compared with last year's net earnings of $91.7 million or $.75 per share. Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, net earnings were $101.3 million or $.83 per share. Weighted average shares declined to 122.0 million compared with last year's 122.2 million. In the second quarter of fiscal 2000, the company issued approximately 19.7 million shares of SUPERVALU common stock resulting from the Richfood acquisition. The diluted outstanding shares at the end of the second quarter were 140.8 million.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations year-to-date was $222.4 million compared with $290.6 million last year primarily reflecting changes in working capital timing. Net cash used in investing activities was $254.4 million compared with $142.6 million last year. The change from the prior year reflects cash used for business acquisitions of $469.2 million and cash proceeds received on the sale of assets of $359.2 million, which includes the proceeds received from the sale of Hazelwood Farms Bakeries.

In addition to the $400 million revolving credit agreement, the company put in place an additional 364 day $300 million revolving credit agreement during the second quarter. The revolving credit agreements are available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreements during the quarter and $455 million of commercial paper was outstanding at the end of the quarter. A total of $40.5 million of letters of credit were outstanding at the end of the quarter.

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million and paid $443 million in cash for the common stock of Richfood. In addition, the company repaid approximately $394 million of outstanding Richfood debt. To finance the acquisition and repay the Richfood debt the company used cash, a portion of the proceeds from the issuance of $350 million of 7 7/8 percent notes due 2009 and proceeds from the issuance of commercial paper. Subsequent to the end of the quarter, the company issued $250 million of 7 5/8 percent notes due 2004 and used the proceeds to reduce commercial paper outstanding.

YEAR 2000
General
SUPERVALU's company wide Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of application systems, information technology (IT) systems and technologies which include embedded systems being able to distinguish between the year 1900 and the year 2000. In 1996, the company began establishing processes for evaluating and managing the risks associated with the Project. The Project is divided into six components. These components include program management, communications, application conversions and technology upgrades, contingency planning, quality assurance and external entities. The company is using both internal and external resources to implement the Project. Year 2000 remediation and testing has been substantially completed. The company has developed contingency plans for key business functions that could be impacted by year 2000 issues and the focus of the remaining year 2000 work will shift to readying contingency plans and preparing for the year-end transition.

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

Costs
The total costs associated with required modifications to become year 2000 compliant is not expected to be material to the company's financial position. The company has incurred costs to date of $26.3 million. Estimated costs for the remainder of work is $2.4 million for a total projected Project cost of $28.7 million. The estimated remaining costs are primarily for monitoring and supporting the transition and contingency plans.

Risks
While the effort to assess and correct the company's year 2000 issues have been substantially completed prior to related forecasted failure horizons, the company has been taking specific measures to assess risks and develop specific contingency plans. Key business functions have been assessed and action plans have been created which describe the communications, operations and IT activities that will be conducted if the contingency plans must be executed.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed with this Form 10-Q:

          4.1 Letter Amendment, dated as of August 20, 1999, to the Credit Agreement dated as of October 8, 1997 among SUPERVALU, the Lenders named therein and Bankers Trust Company, as Agent.

          4.2 Fourth Supplemental Indenture dated as of August 4, 1999 between SUPERVALU and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between SUPERVALU and Bankers Trust Company, as Trustee.

          4.3 Fifth Supplemental Indenture dated as of September 17, 1999 between SUPERVALU and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between SUPERVALU and Bankers Trust Company, as Trustee.

          4.4 Registration Rights Agreement dated as of August 4, 1999 among SUPERVALU and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., Chase Securities Inc., First Union Capital Markets Corp., and McDonald Investments Inc.

          4.5 Registration Rights Agreement dated as of September 17, 1999 among SUPERVALU and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., Banc One Capital Markets, Inc., Deutsche Bank Securities Inc. and Wachovia Securities, Inc.

          (11) Computation of Earnings Per Common share.

          (27) Financial Data Schedule.

          (b)  Reports on Form 8-K:

               The Registrant filed the following reports on Form 8-K during the quarterly period ending on September 11, 1999:


               (i) On July 21, 1999 reporting the execution of a merger agreement with Richfood Holdings, Inc. and including certain unaudited pro forma financial statements relating to that merger; and

               (ii) On August 31, 1999 reporting the consummation of the
                    Registrant's acquisition of Richfood Holdings, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUPERVALU INC. (Registrant)


Dated:  October 15, 1999                   By: /s/ Pamela K. Knous
                                              --------------------------------
                                              Pamela K. Knous
                                              Executive Vice President, Chief
                                               Financial Officer
                                              (Authorized officer of Registrant)