Form 10-Q
period 1999-12-04
SUPERVALU INC
filed 2000-01-18
CIK 95521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 4, 1999.

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to .....................

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

Yes   [X]                No   [_]

The number of shares outstanding of each of the issuer's classes of Common Stock as of January 14, 2000 is as follows:

         Title of Each Class                       Shares Outstanding
         -------------------                       ------------------

           Common Shares                               139,612,847

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Item 1:  Financial Statements
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------
(In thousands, except per share data)

                                                               Third Quarter (12 weeks) ended

                                               Dec. 4, 1999    % of sales       Dec. 5, 1998     % of sales
------------------------------------------------------------------------------------------------------------
Net sales                                       $ 5,361,732        100.00%       $ 4,079,696         100.00%

Costs and expenses:
  Cost of sales                                   4,780,026         89.15          3,665,933          89.86
  Selling and administrative expenses               432,089          8.06            312,668           7.66
  Amortization of goodwill                           10,893          0.20              4,875           0.12
  Interest
    Interest expense                                 44,738          0.83             28,749           0.70
    Interest income                                   4,927          0.09              5,872           0.14
                                        --------------------------------------------------------------------
      Interest expense, net                          39,811          0.74             22,877           0.56
                                        --------------------------------------------------------------------

       Total costs and expenses                   5,262,819         98.16          4,006,353          98.20
                                        --------------------------------------------------------------------


Earnings before income taxes                         98,913          1.84             73,343           1.80

Provision for income taxes
 Current                                             36,959                           26,327
 Deferred                                             3,300                            1,756
                                        --------------------------------------------------------------------

    Income tax expense                               40,259          0.75             28,083           0.69
                                        --------------------------------------------------------------------

Net earnings                                    $    58,654          1.09%       $    45,260           1.11%
                                        ====================================================================



Net earnings per common share - diluted         $       .42                      $       .37

Net earnings per common share - basic           $       .42                      $       .38

Weighted average number of common
   shares outstanding
        Diluted                                     140,469                          121,861
        Basic                                       139,635                          120,191


Dividends declared per common share             $     .1350                      $     .1325


All data subject to year-end audit.

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                  Year-to-date (40 weeks) ended
                                               ----------------------------------------------------------------------

                                                  Dec. 4, 1999     % of sales       Dec. 5, 1998    % of sales
---------------------------------------------------------------------------------------------------------------
Net sales                                         $ 14,797,227         100.00%       $13,219,590        100.00%

Costs and expenses:
  Cost of sales                                     13,224,512          89.37         11,884,239         89.90
  Selling and administrative expenses                1,189,807           8.04          1,014,846          7.68
  Amortization of goodwill                              23,743           0.16             15,970          0.12
  (Gain) Loss on sale                                 (163,662)          1.11                  -             -
  Restructuring and other charges                      103,596           0.70                  -             -
  Interest
    Interest expense                                   107,747           0.73             94,345          0.71
    Interest income                                     14,826           0.10             16,162          0.12
                                               ----------------------------------------------------------------
      Interest expense, net                             92,921           0.63             78,183          0.59
                                               ----------------------------------------------------------------

       Total costs and expenses                     14,470,917          97.79         12,993,238         98.29
                                               ----------------------------------------------------------------


Earnings before income taxes                           326,310           2.21            226,352          1.71

Provision for income taxes
 Current                                               202,273                            83,826
 Deferred                                              (46,820)                            5,568
                                               ----------------------------------------------------------------

    Income tax expense                                 155,453           1.06             89,394          0.67
                                               ----------------------------------------------------------------

Net earnings                                      $    170,857           1.15%       $   136,958          1.04%
                                               ================================================================



Net earnings per common share - diluted           $       1.34                       $      1.12

Net earnings per common share - basic             $       1.35                       $      1.14

Weighted average number of common
   shares outstanding

       Diluted                                         127,553                           122,069
       Basic                                           126,488                           120,509

Dividends declared per common share               $      .4025                       $     .3950


All data subject to year-end audit.

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

-------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------
(In thousands)


                                          Third Quarter (12 weeks) ended        Year-to-Date (40 weeks) ended
                                        ----------------------------------    ------------------------------------
Net sales                                 Dec. 4, 1999       Dec. 5, 1998      Dec. 4, 1999       Dec. 5, 1998
--------------------------------------------------------------------------    ------------------------------------

Retail food                                $ 1,711,094       $ 1,158,982      $ 4,669,709      $ 3,711,984
                                                  31.9 %            28.4 %           31.6 %           28.1 %

Food distribution                            4,656,726         3,638,591       12,791,710       11,697,580
                                                  86.9 %            89.2 %           86.4 %           88.5 %

Sales eliminations                          (1,006,088)         (717,877)      (2,664,192)      (2,189,974)
                                                 (18.8)%           (17.6)%          (18.0)%          (16.6)%
                                       -----------------------------------------------------------------------

Total net sales                            $ 5,361,732       $ 4,079,696      $14,797,227      $13,219,590
                                                 100.0 %           100.0 %          100.0 %          100.0 %

--------------------------------------------------------------------------------------------------------------
Earnings
--------------------------------------------------------------------------------------------------------------

Retail food                                $    41,925       $    28,474      $   115,556      $    91,659

Food distribution                              106,519            75,210          271,367          235,483

Gain on sale                                         -                 -          163,662                -

Restructuring and other charges (1)                  -                 -         (103,596)               -
                                       -----------------------------------------------------------------------

Total operating earnings                       148,444           103,684          446,989          327,142

Interest income                                  4,927             5,872           14,826           16,162

Interest expense                               (44,738)          (28,749)        (107,747)         (94,345)

General corporate expenses                      (9,720)           (7,464)         (27,758)         (22,607)
                                       -----------------------------------------------------------------------

Earnings before income taxes                    98,913            73,343          326,310          226,352

Provision for income taxes                     (40,259)          (28,083)        (155,453)         (89,394)
                                       -----------------------------------------------------------------------

Net earnings                               $    58,654       $    45,260      $   170,857      $   136,958
==============================================================================================================


All data subject to year-end audit.

                See notes to consolidated financial statements.


(1) In the first quarter, the company incurred restructuring and other charges for retail food and food distribution of $19.4 and $84.2 million, respectively.

CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                           Third Quarter as of    Fiscal Year End
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                December 4,           February 27,
Assets                                                                               1999                   1999
---------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                    $   10,548             $    7,608
  Receivables, less allowance for losses of $30,705 at
    December 4, 1999 and $18,983 at February 27, 1999                             670,948                410,799
  Inventories                                                                   1,663,354              1,067,837
  Other current assets                                                            145,062                 96,283
                                                                          -------------------------------------------

          Total current assets                                                  2,489,912              1,582,527

Long-term notes receivable                                                        188,486                161,273
Property, plant and equipment, net                                              2,052,829              1,699,024

Goodwill                                                                        1,576,895                567,890

Other assets                                                                      387,490                255,235
                                                                          -------------------------------------------

Total assets                                                                   $6,695,612             $4,265,949
                                                                          ===========================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                                $  495,542             $   89,157
  Accounts payable                                                              1,638,978                981,961
  Current debt and obligations under capital leases                               117,989                232,928
  Other current liabilities                                                       338,709                217,861
                                                                          -------------------------------------------

          Total current liabilities                                             2,591,218              1,521,907

Long-term debt and obligations under capital leases                             2,063,839              1,246,269
Other liabilities and deferred income taxes                                       183,503                192,134

Total stockholders' equity                                                      1,857,052              1,305,639
                                                                          -------------------------------------------

Total liabilities and stockholders' equity                                     $6,695,612             $4,265,949
                                                                          ===========================================


All data subject to year-end audit.

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                Capital in
                                    Preferred         Common     Excess of       Treasury       Retained
                                        Stock          Stock     Par Value          Stock       Earnings          Total
-----------------------------------------------------------------------------------------------------------------------
Balances at February 28, 1998         $ 5,908    $   150,670   $     2,927    $  (507,296)   $ 1,549,696    $ 1,201,905

Net earnings                                -              -             -              -        191,338        191,338

Sales of common stock
  under option plans                        -              -        (5,902)        35,497         (3,667)        25,928

Cash dividends declared
  on common stock -
  $.5275 per share                          -              -             -              -        (63,985)       (63,985)

Compensation under employee
  incentive plans                           -              -         1,057         10,914              -         11,971

Treasury shares exchanged for
 acquisition                                -              -         1,918          2,167              -          4,085

Purchase of shares for treasury             -              -             -        (65,603)             -        (65,603)

-----------------------------------------------------------------------------------------------------------------------
Balances at February 27, 1999           5,908        150,670             -       (524,321)     1,673,382      1,305,639

Net earnings                                -              -             -              -        170,857        170,857

Sales of common stock
  under option plans                        -              -        (4,145)         8,736              -          4,591

Cash dividends declared
  on common stock -
  $.4025 per share                          -              -             -              -        (50,800)       (50,800)

Compensation under employee
  incentive plans                           -              -          (390)         6,087              -          5,697

Treasury shares exchanged for               -              -       138,988        306,066              -        445,054
 acquisition

Redemption of preferred stock          (5,908)             -             -              -              -         (5,908)

Purchase of shares for treasury             -              -             -        (18,078)             -        (18,078)

-----------------------------------------------------------------------------------------------------------------------
Balances at December 4, 1999          $     -    $   150,670   $   134,453    $  (221,510)   $ 1,793,439    $ 1,857,052
=======================================================================================================================

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------

                                                                        Year-to-date
                                                                      (40 weeks ended)
-----------------------------------------------------------------------------------------------
                                                               December 4,         December 5,
                                                                      1999                1998
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                         $ 20,381           $ 243,985
-----------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to long-term notes receivable                          (36,935)            (40,454)
  Proceeds received on long-term notes receivable                   28,889              92,325
  Proceeds from sale of assets                                     368,076              55,017
  Purchase of property, plant and equipment                       (249,722)           (194,669)
  Business acquisition, net of cash acquired                      (469,185)            (37,438)
  Increase in other non-current assets                              (8,442)            (18,511)
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                             (367,319)           (143,730)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase in checks outstanding, net of deposits               99,018              39,042
  Net issuance of short-term notes payable                         391,699             140,456
  Proceeds from issuance of long-term debt                         594,485              83,500
  Repayment of long-term debt                                     (645,483)           (258,483)
  Dividends paid                                                   (48,061)            (48,099)
  Payment for purchase of treasury stock                           (18,078)            (53,465)
  Other cash used in financing activities                          (23,702)             (3,042)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                349,878            (100,091)
-----------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                            2,940                 164
Cash and cash equivalents at beginning of year                       7,608               6,100
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of third quarter                 $ 10,548            $  6,264
===============================================================================================


Supplemental Information:
  Pretax LIFO income (expense)                                    $ (5,952)           $  1,729
  Pretax depreciation and amortization                            $201,900            $174,837


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

Richfood Acquisition
--------------------

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood Holdings, Inc. ("Richfood"), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The acquisition is being accounted for as a purchase. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million and paid $443 million in cash for the common stock of Richfood. In addition, the company repaid approximately $394 million of outstanding Richfood debt. Approximately $291 million of Richfood debt remained outstanding immediately after the acquisition. The allocation of the consideration paid for Richfood to the consolidated assets and liabilities is based on preliminary estimates of their respective fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 billion is being amortized on a straight line basis over 40 years. The results of Richfood's operations from August 31, 1999 have been included in the company's financial statements. One-time charges related to the merger of $10 to $15 million after tax are expected within the first eighteen months following the close.

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

-----------------------------------------------------------------------------------------------------
                                                         Year-to-date (40 weeks) ended
-----------------------------------------------------------------------------------------------------
(In thousands, except per share data)             December 4, 1999             December 5, 1998
------------------------------------------------------------------------- ---------------------------
Net sales                                          $ 16,767,209                $ 16,031,280
Net earnings                                          $ 189,322(a)                $ 143,041(b)
Net earnings per common share - diluted                  $ 1.34(a)                   $ 1.01(b)
------------------------------------------------------------------------- ---------------------------

(a) Amounts include a net gain of $10.9 million or $.08 per share from the gain on the sale of Hazelwood Farms Bakeries and from restructuring and other charges.
(b) Amounts include a restructuring charge at Richfood of $14.5 million or $ .10 per share.

Special Charges
---------------

In the first quarter of fiscal 2000, the company recorded one-time, pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency. Included in this total is $14.9 million for asset impairment costs. The restructuring charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions. Due to the above restructuring items, the company expects approximately 2,500 employees to be terminated. Details of the restructuring activity follow.

-------------------------------------- ---------------- ----------------------- ------------------ -------------------
                                               Initial         Current Quarter       Year-to-Date          Balance at
(In thousands)                             Restructure                Activity           Activity        Dec. 4, 1999
-------------------------------------- ---------------- ----------------------- ------------------ -------------------
Facility consolidation                        $ 34,143                 $   840            $ 1,496            $ 32,647
Non-core store disposal                         39,978                   3,072              5,376              34,602
Infrastructure realignment                      14,591                     121                538              14,053
-------------------------------------- ---------------- ----------------------- ------------------ -------------------
Total restructure                             $ 88,712                 $ 4,033            $ 7,410            $ 81,302
-------------------------------------- ---------------- ----------------------- ------------------ -------------------

Employees                                        2,517                     307                480               2,037
-------------------------------------- ---------------- ----------------------- ------------------ -------------------

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at December 4, 1999 and December 5, 1998, and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

The company recorded record sales of $5.4 billion, net earnings of $58.7 million and diluted earnings per share of $.42. Last year sales were $4.1 billion, net earnings were $45.3 million and diluted earnings per share were $.37. The results of operations include the impacts from the acquisition of Richfood, which was acquired during the second quarter of this year.

Net sales

Net sales increased 31.4 percent compared to last year primarily reflecting the acquisition of Richfood. Retail food and food distribution sales increased 47.6 percent and 28.0 percent, respectively.

Retail food sales increased over last year primarily due to the Richfood acquisition in addition to other smaller acquisitions and new store openings over the past twelve months. Same-store sales were essentially flat compared to last year, impacted by low inflation, competitive activities and cannibalization in certain markets. Food distribution sales increased from last year primarily due to the Richfood acquisition, growth of the retail operations and the ramp up of a new $2.3 billion annual supply agreement with Kmart Corporation ("Kmart"), fully offsetting the loss of sales resulting from the sale of Hazelwood Farms Bakeries which occurred in the first quarter of this year.

Gross profit

Gross profit as a percentage of net sales was 10.9 percent compared to 10.1 percent last year. The increase was primarily due to the Richfood acquisition which increased the proportion of the higher margin retail food business of the company. Retail food gross profit as a percent of net sales increased from last year primarily due to higher margins associated with the Richfood retail markets. This increase was partially offset by a decrease in food distribution gross profit as a percent of net sales, primarily due to the sale of Hazelwood Farms Bakeries, which had higher margins.

Selling and administrative expenses

Selling and administrative expenses were 8.3 percent of net sales compared to
7.8 percent last year. The increase was primarily due to the growing proportion of the company's retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business. Retail food selling and administrative expenses as a percentage of net sales increased, primarily reflecting higher labor and occupancy costs of the Richfood retail food operations. The food distribution business incurred certain start up costs associated with the ramp up of the new supply agreement with Kmart during the quarter. These increases were partially offset by lower selling and administrative expenses as a percent of net sales for food distribution due to the lower expense levels of the Richfood food distribution operations and the sale of Hazelwood Farms Bakeries, which had higher selling and administrative expenses.

Operating earnings

The company's operating earnings (earnings before interest and taxes) increased to $138.7 million compared with $96.2 million last year, a 44.2 percent increase. Operating earnings before depreciation and amortization increased to $210.2 million compared with $148.9 million last year, a 41.2 percent increase. Retail food operating earnings increased 47.2 percent to $41.9 million from last year's $28.5 million. Food distribution operating earnings increased 41.6 percent to $106.5 million from $75.2 million last year. The increase in operating earnings was primarily due to increased sales as a result of the Richfood acquisition. Operating earnings as a percent to sales was 2.6 percent, compared to 2.4 percent last year, primarily reflecting the acquired Richfood operations.

Interest expense and income

Interest expense increased to $44.7 million compared with $28.7 million last year, primarily reflecting increased borrowings resulting from the Richfood acquisition. Interest income decreased to $4.9 million compared with $5.9 million last year.

Income taxes

The effective tax rate was 40.7 percent, an increase from last year's effective tax rate of 38.3 percent as a result of non-deductible goodwill expense associated with the Richfood acquisition.

Net earnings

Net earnings were $58.7 million or $.42 per share compared with last year's net earnings of $45.3 million or $.37 per share. Weighted average shares increased to 140.5 million compared with last year's 121.9 million due to the approximately 19.7 million shares issued in connection with the Richfood acquisition.


YEAR-TO-DATE RESULTS:

Net sales

Net sales increased 11.9 percent to $14.8 billion compared with $13.2 billion last year, primarily reflecting the acquisition of Richfood. Retail food sales increased 25.8 percent over last year and food distribution sales increased 9.4 percent over last year.

Retail food sales increased over last year primarily due to the Richfood acquisition in addition to other smaller acquisitions and new store openings over the past twelve months. Same-store sales were essentially flat compared to last year, impacted by low inflation, competitive activities and cannibalization in certain markets. Food distribution sales increased from last year primarily due to the Richfood acquisition, growth of the retail operations and the ramp up of a new supply agreement with Kmart, fully offsetting the loss of sales resulting from the sale of Hazelwood Farms Bakeries in the first quarter of this year.

Gross profit

Gross profit as a percentage of net sales was 10.6 percent compared to 10.1 percent last year. The growing proportion within the company's total sales mix of the higher margin retail food business favorably impacted the gross profit percentage. Retail food and food distribution gross profit margins were comparable to last year.

Selling and administrative expenses

Selling and administrative expenses were 8.2 percent of net sales compared to
7.8 percent last year. The higher percentage was primarily due to the growing proportion of the company's retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business. Retail food and food distribution selling and administrative expenses were comparable to last year, as a percent of net sales.

Sale of Business

In the first quarter, the company sold Hazelwood Farms Bakeries, which resulted in a pre-tax gain of $163.7 million. The company had identified Hazelwood Farms Bakeries as a non-strategic asset to be liquidated to allow the redeployment of capital. The transaction resulted in $248.2 million of after-tax cash proceeds.

Special Charges

In the first quarter, the company recorded one-time, pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency by the end of fiscal 2001. Included in this total is $14.9 million for asset impairment costs. The charge by segment was $19.4 million for retail and $84.2 million for food distribution. The restructuring charges include costs for facility consolidation, non-core store disposals, and rationalization of redundant and certain decentralized administrative functions. A total of $7.4 million has been offset against the restructuring reserve year-to-date.

Facility consolidation costs were $47.2 million and primarily include losses for the sale or writedown of assets and leases. Holding costs are also included in this total. Non-core store disposals include the sale or closure of retail locations currently operated in the distribution business and other retail stores that are located in non-strategic markets. These costs total $41.8 million and include losses to be incurred upon the sale or closure of the stores and related assets, costs for future lease obligations and lease buy-outs. Rationalization of redundant and certain decentralized administrative functions consists primarily of severance for staff reductions as a result of both standardizing and consolidating business support functions across the company's home office, retail and distribution operating regions. These costs amount to $14.6 million. Due to the above restructuring items, the company expects approximately 2,500 employees to be terminated. Approximately 480 employees have been terminated year-to-date.

Operating earnings

The company's operating earnings (earnings before interest and taxes) increased
17.9 percent to $359.2 million compared with $304.5 million last year excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges. Excluding one-time items, operating earnings before depreciation and amortization were $561.1 million, a 17.0 percent increase over last year. Retail food operating earnings, excluding restructuring and other charges, increased
26.1 percent to $115.6 million from last year's $91.7 million. Food distribution operating earnings, excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, increased 15.2 percent to $271.4 million from $235.5 million last year. Excluding one-time items, operating earnings as a percent to sales was 2.4 percent, compared to 2.3 percent last year, primarily reflecting the acquired Richfood operations. Including one-time items, operating earnings were $419.2 million and operating earnings before depreciation and amortization were $621.1 million. Operating earnings for retail food and food distribution, including one-time items, increased 4.9 percent and 49.0 percent, respectively.

Interest expense and income

Interest expense increased to $107.7 million compared with $94.3 million last year. The increase was primarily due to increased borrowings resulting from the Richfood acquisition partially offset by lower average borrowings as a result of cash generated from the sale of Hazelwood Farms Bakeries in the first quarter. Interest income decreased to $14.8 million compared with $16.2 million last year, primarily due to the reduction of notes receivable as the result of the sale of notes in the ordinary course of business.

Income taxes

The effective tax rate was 47.6 percent compared with 39.5 percent last year. The higher effective tax rate is primarily the result of the gain on the sale of Hazelwood Farms Bakeries. Excluding the impact of the gain on the sale of Hazelwood Farms Bakeries, the effective tax rate was approximately 39.9 percent.

Net earnings

Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, net earnings increased 16.8 percent to $159.9 million or $1.25 per share compared to $137.0 million or $1.12 per share in the prior year. Net earnings were $170.9 million or $1.34 per share including the one-time items. Weighted average shares increased to
127.6 million compared with last year's 122.1 million. In the second quarter of fiscal 2000, the company issued approximately 19.7 million shares of SUPERVALU common stock resulting from the Richfood acquisition.


Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations year-to-date was $20.4 million compared with $244.0 million last year, primarily due to the ramp up of a new supply agreement with Kmart and changes in working capital timing. Net cash used in investing activities was $367.3 million compared with $143.7 million last year. The change from the prior year reflects cash used for business acquisitions of $469.2 million, including the cash portion of the Richfood acquisition, and cash proceeds received on the sale of assets of $368.1 million, which includes the proceeds received from the sale of Hazelwood Farms Bakeries.

In addition to the $400 million revolving credit agreement, the company put in place a 364 day $300 million revolving credit agreement during the second quarter of this year. The revolving credit agreements are available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreements during the quarter and $496 million of commercial paper was outstanding at the end of the quarter. A total of $40.5 million of letters of credit were outstanding at the end of the quarter under the $400 million revolving credit agreement.

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million and paid $443 million in cash for the common stock of Richfood. In addition, the company repaid approximately $394 million of outstanding Richfood debt. To finance the acquisition and repay the Richfood debt the company used cash, a portion of the proceeds from the issuance of $350 million of 7 7/8 percent notes due 2009 and proceeds from the issuance of commercial paper. During the third quarter, the company issued $250 million of 7 5/8 percent notes due 2004 and used the proceeds to reduce commercial paper outstanding.

Subsequent to third quarter, the Board of Directors authorized a stock repurchase program under which the company may acquire up to five percent, or seven million shares, of its stock outstanding as of December 8, 1999. The purchases will be made from time to time at prevailing market prices in the open market or otherwise. The timing and volume of repurchases will vary depending on market conditions and other factors. Such purchases may be commenced or suspended at any time without notice.

YEAR 2000
---------

General

The final phase of SUPERVALU's company wide Year 2000 Project ("Project") is being completed on schedule. The Project is addressing the issue of application systems, information technology (IT) systems and technologies which include embedded systems being able to distinguish between the year 1900 and the year 2000. In 1996, the company began establishing processes for evaluating and managing the risks associated with the Project. The Project is divided into six components. These components include program management, communications, application conversions and technology upgrades, contingency planning, quality assurance and external entities. The company is using both internal and external resources to implement the Project. Year 2000 remediation, upgrade and testing of critical applications and technology is complete and remediation, upgrade and testing of most non-critical systems is complete. The company has developed contingency plans for key business functions that could be impacted by year 2000 issues and the focus of the remaining year 2000 work has shifted to readying contingency plans.

The company has relationships with a significant number of key business partners. The company has had formal communications with its key business partners and has developed formal contingency plans to mitigate the risk to the company if the business partners are not prepared for the year 2000. The company has continued to communicate with its key business partners on relevant issues throughout 1999 and beyond. There can be no guarantee that the business partners will successfully and timely reprogram or replace and test all of their own computer hardware, software and process control systems. While the failure of a single business partner to achieve year 2000 compliance should not have a material adverse effect on the company's results of operations, the failure of several key business partners could have such an effect.

Costs

The total costs associated with required modifications to become year 2000 compliant is not expected to be material to the company's financial position. The company has incurred costs to date of $27.6 million, which is in line with previous year 2000 spending forecasts. Estimated costs for the remainder of work is $1.1 million for a total projected Project cost of $28.7 million. The estimated remaining costs are primarily for monitoring and supporting the transition and contingency plans.

Risks

While the efforts to assess and correct the company's year 2000 issues have been substantially completed prior to related forecasted failure horizons, the company has taken specific measures to assess risks and develop specific contingency plans. Key business functions have been assessed and action plans have been created which describe the communications, operations and IT activities that will be conducted if the contingency plans must be executed.

The costs of the Project and the completion dates are based on management's best estimates, which were derived from assumptions of future events including the availability of resources, key business partner modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary due to uncertainties.

The company's year 2000 efforts are ongoing and its overall Project will continue to evolve as new information becomes available. The failure to correct a material year 2000 problem could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third parties on whom the company relies, the company is unable to determine at this time whether the consequences of year 2000 failures will have a material adverse impact on the company's results of operations. Nonetheless, the company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

As of the time of the filing of this report, the company's computer systems have rolled over to the year 2000 without any significant issues and there has been no interruption of normal business activities and operations. The company will continue to monitor its systems and contingency plans and will communicate with its key business partners throughout 2000 and beyond.



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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There were no material changes in market risk for the company in the period covered by this report.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits filed with this Form 10-Q:

              (11)  Computation of Earnings Per Common share.

              (27)  Financial Data Schedule.

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUPERVALU INC. (Registrant)


Dated:  January 18, 2000                   By:/s/ Pamela K. Knous
                                              ------------------------------
                                              Pamela K. Knous
                                              Executive Vice President, Chief
                                                Financial Officer
                                              (Authorized officer of Registrant)