Form 10-K405
period 2000-02-26
SUPERVALU INC
filed 2000-05-01
CIK 95521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 26, 2000

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______

Commission file number:  1-5418

                                SUPERVALU INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                  41-0617000
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

        11840 Valley View Road
        Eden Prairie, Minnesota
         (Address of principal                              55344
           executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (952) 828-4000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ___
                                        -----

                           [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 2000 was approximately $2,467,981,870 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on March 31, 2000).

Number of shares of $1.00 par value Common Stock outstanding as of April 1, 2000: 131,469,651

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement filed for Registrant's 2000 Annual Meeting of Stockholders are incorporated into Part III, as specifically set forth in Part III.

                           [Cover page 2 of 2 pages]

                                    PART I
                                    ------

ITEM 1.   BUSINESS
------    --------

          General Development
          -------------------

          SUPERVALU is the nation's 10th largest supermarket retailer and largest food distributor based on revenues. SUPERVALU conducts its retail operations under three principal store formats: price superstores, under such retail banners as Cub Foods, Shop `n Save, Shoppers Food Warehouse, Metro and biggs; limited assortment stores, under the retail banner Save-A-Lot; and combination food and drug stores, under such retail banners as, Farm Fresh, Laneco, Hornbachers and Scott's Foods. SUPERVALU also sells food and non-food products at wholesale throughout the United States to retail food stores, mass merchants and through other logistics arrangements. As of the close of the fiscal year, the Company conducted its retail operations through 1,117 retail food stores, including 662 licensed limited assortment stores. In addition, as of the close of the fiscal year, the Company was affiliated with 6,100 retail food stores in 48 states as the primary supplier of approximately 3,500 stores and a partial supplier of approximately 2,600 stores.

          SUPERVALU continues to focus on its retail food and food distribution operations. SUPERVALU's plans include growing its retail operations through new store development and acquisitions, and increasing efficiencies in its food distribution operations while participating in the consolidation of the food distribution industry. On August 31, 1999, SUPERVALU acquired all of the outstanding common stock of Richfood Holdings, Inc. ("Richfood"), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The transaction, valued at approximately $1.5 billion, including the assumption of $685 million of Richfood debt, added 102 retail food stores and a distribution network to provide a platform to expand its operations in the Mid-Atlantic. During fiscal 2000, the Company also added 72 retail stores through new store development and other acquisitions, including 32 licensed limited assortment stores. In addition, SUPERVALU commenced operations of a new regional distribution facility for fast moving products, in Minneapolis, Minnesota. On May 22, 1999, the Company sold Hazelwood Farms Bakeries, a non-strategic asset, in a transaction that resulted in $248.2 million of after-tax cash proceeds.

          SUPERVALU INC., a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870's. The Company's principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). Unless the discussion in this Annual Report on Form 10-K indicates otherwise, all references to the "Company," "SUPERVALU" or "Registrant" relate to SUPERVALU INC. and its majority-owned subsidiaries.

          Additional description of the Company's business is found in Part II,
          Item 7 and Item 7A of this report.

          Financial Information About Industry Segments
          ---------------------------------------------

          In fiscal 2000, the Company changed the way it reports its operating segments in order to align its financial results with the strategic focus of the Company. Retail food operations include results of food stores owned and limited assortment stores licensed by the Company. Distribution segment results include sales to affiliated food stores, mass merchants, and other logistics arrangements. The financial information about the Company's industry segments for the three years ended February 26, 2000 is found in a separate section of this report on page F-5. The information for the 1999 and 1998 fiscal years has been restated from the prior years' presentation in order to conform to the fiscal 2000 presentation.

          Retail Food Operations
          ----------------------

          Overview.  At February 26, 2000, the Company conducted its retail
          --------
          operations through a total of 1,117 retail food stores, including 662 licensed limited assortment stores, under its principal retail formats that include price superstores, limited assortment and combination food and drug. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances.

          Price Superstores. The Company's price superstore format focus is on
          -----------------
          providing value to SUPERVALU customers while offering a convenient one stop shopping opportunity. Most of the Company's price superstores offer traditional dry grocery departments, along with strong departments for perishables. Our price superstores carry over 30,000 items, and generally range in size from 45,000 to 100,000 square feet with an average size of approximately 68,000 square feet.

          At fiscal year end, the Company owned and operated 194 price superstores, 108 of which include pharmacies, under the Cub Foods, Shop 'n Save, Shoppers Food Warehouse, Metro and biggs' banners in 14 states. An additional 50 stores are franchised to independent retailers. The Company anticipates opening approximately 20 new price superstores in fiscal 2001.

          Private label products are a relatively new focus of SUPERVALU's price superstore format. The Company is in the process of developing proprietary name branded product. Currently, there are approximately 1,300 items under the Cub Foods brand, and the Company intends on further expanding this offering of products.

          Limited Assortment.  The Company operates limited assortment stores
          ------------------
          under the banner of Save-A-Lot. The Company believes Save-A-Lot is the nation's leading limited assortment food retailer. Save-A-Lot limited assortment stores typically are approximately 15,000 square feet in size, and stock approximately 1,200 higher volume items that focus on a single size for each product sold. At a Save-A-Lot store, the majority of the products offered for sale are created or control branded product. The specifications for the Save-A-Lot created or controlled branded product emphasize quality and characteristics that the Company believes are comparable to national brands. The Company's attention to the packaging of Save-A-Lot products has resulted in the Company registering a number of its custom labels.

          At fiscal year end, there were 838 limited assortment stores located in 33 states, of which 662 were licensed, which are supplied from 12 Save-A-Lot distribution centers. The Company projects adding approximately 120-160 Save-A-Lot stores in fiscal 2001, including approximately 70-90 licensed stores.

          Combination Food and Drug.  The Company's combination food and drug
          -------------------------
          store format combines a traditional drug store that includes a pharmacy, with a grocery store that has a variety of specialty departments, that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, photo finishing, delicatessen, bakery, and in-store bank. The combination food and drug format offers traditional dry grocery departments along with strong fresh food departments. A typical combination food and drug store carries approximately 40,000 items, and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 48,000 square feet.

          At fiscal year-end, the Company operated 85 combination food and drug stores under the Farm Fresh, Laneco, Hornbachers' and Scott's Foods banners.

          Food Distribution Operations
          ----------------------------

          Overview. SUPERVALU sells food and non-food products at wholesale and
          --------
          offers a variety of retail support services. At February 26, 2000, the Company was affiliated with approximately 3,500 stores as their primary supplier (in addition to the Company's price superstores and combination food and drug retail stores) and approximately 2,600 additional stores as a partial supplier. SUPERVALU's food distribution customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. Such customers include single and multiple store independent operators, regional and national chains, as well as mass merchants and on-line grocers. In September, 1999, SUPERVALU entered into a supply agreement with Kmart Corporation to distribute and replenish an incremental $2.3 billion of Kmart's grocery related distribution volume annually to 1,350 locations. As of the fiscal year end, no other single customer represented more than two percent (2%) of the Company's total sales.

          Products Supplied. The Company offers and supplies its distribution
          -----------------
          customers with a wide variety and selection of food and non-food products, including groceries, meats, dairy products, frozen foods, fresh fruits and vegetables, health and beauty aids, paper products, cleaning supplies, tobacco products, and small household and clothing items. Such products include national and regional brands and the Company's own lines of private label products. The Company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

          SUPERVALU offers three tiers of private label products to its customers: premium product under the private label PREFERRED SELECTION, first quality product under such private labels as CUB, FLAVORITE, HOME BEST, IGA, RICHFOOD, VALU CHOICE and economy product under such private labels as SHOPPERS VALUE and BI-RITE. SUPERVALU supplies private label merchandise over a broad range of products included in every department in the store. These products are produced to the Company's specifications by many suppliers.

          Distribution of Merchandise. Deliveries to retail stores are made from
          ---------------------------
          the Company's distribution centers by Company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. The Company has implemented a multi-tiered distribution system to create a national logistics network composed of seven marketing regions comprised of 36 wholesale distribution facilities plus two "upstream" regional distribution facilities in Anniston, Alabama and Oglesby, Illinois which handle general merchandise and health and beauty care products. A new "fast moving product" regional distribution center opened in the summer of 1999 in Minneapolis, Minnesota. The Company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers cost of operations.

          Services Supplied.  In addition to supplying merchandise, the Company
          -----------------
          also offers its food distribution customers a wide variety of support services, including category management, merchandising assistance, private label program support, store management assistance, accounting, store design and construction, site selection, strategic and business planning, consumer and market research, and personnel training. Also, certain Company subsidiaries operate as insurance agencies and provide comprehensive insurance programs to the Company's food distribution customers.

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

          Trademarks
          ----------

          The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP `N SAVE, NEW MARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See "Retail Food Operations - Price Superstore" and " - Limited Assortment," and "Food Distribution Operations - Products Supplied". The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

          Competition
          -----------

          The Company's retail food and food distribution businesses are highly competitive and characterized by low profit margins. The Company believes that the success of its retail food and food distribution businesses is dependent upon the ability of the Company's retail food operations and the independent retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores in a consolidating market. Principal competition comes from local, regional, and national chains under a variety of formats (i.e. supercenters, supermarkets, limited assortment stores, membership warehouse clubs, convenience stores, various formats selling prepared foods, and specialty and discount retailers), as well as from independent food stores. The Company believes that the principal competitive factors that face its owned stores as well as the stores owned by independent retailers it supplies include: the location and image of the store; the price, quality, and variety of product; and the quality and consistency of service. In recent years, a number of companies have emerged that operate retail food and distribution businesses that allow consumers to shop from and receive delivery to their homes using electronic ordering systems. The Company is a supplier to several companies that utilize this business concept.

          At the food distribution level, the Company competes directly with a number of food wholesalers. The Company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees, and the location of the store sites and distribution facilities.

          Employees
          ---------

          At February 26, 2000, the Company had approximately 80,000 employees. Approximately 29,900 employees are covered by collective bargaining agreements. During fiscal 2000, 21 agreements covering 4,100 employees were re-negotiated without any work stoppage. In fiscal 2001, 19 contracts covering approximately 2,800 employees will expire. The Company believes that it has generally good relationships with its employees.

          Investments
          -----------

          The Company has ownership interests in business ventures related to its retail food segment, which include investments in Winco Foods, Inc. and Super Discount Markets, Inc. The results of these investments are accounted for using the equity method. The aggregate carrying amount of these investments is less than two percent (2%) of total assets.

          Cautionary Statements for Purposes of the Safe Harbor Provisions of
          -------------------------------------------------------------------
          the Private Securities Litigation Reform Act of 1995
          ----------------------------------------------------

          Any statements in this report regarding SUPERVALU's outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based of management's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project," "management believes" or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

          The following is a summary of certain factors, the results of which could cause SUPERVALU's future results to differ materially from those expressed in any forward-looking statements contained in this report:

          (1) the impact of changing economic or business conditions;
          (2) competitive practices in the retail and food distribution industries;
          (3) the nature and extent of the consolidation of the retail food and food distribution industries;
          (4) the ability of the Company to attract and retain customers for its food distribution operations, and control food distribution costs;
          (5) the ability of the Company to grow through acquisition and assimilate the acquired entities;
          (6) the ability of the Company to continue to recruit, train and retain quality franchise, licensed and corporate retail store operators;
          (7) the availability of favorable credit and trade terms;
          (8) food price changes; and
          (9) other risk factors inherent in the food wholesaling and retail businesses.

          Please refer to Exhibit 99.1 of this report, as filed with the Securities and Exchange Commission, and subsequent reports filed with the Commission, for a more detailed discussion of these and other factors that could cause SUPERVALU's actual results in future periods to differ materially from those projected in such forward-looking statements.

     ITEM 2.  PROPERTIES
     ------   ----------

              Retail Food Operations
              ----------------------

              The following table is a summary of the corporate retail stores operated by the Company under its principal retail formats as of February 26, 2000:

                                                                     Square           Square
                                                                     Footage          Footage
                                   Location and Number               Owned            Leased
Retail Format       Banners        of Corporate Stores            (Approximate)     (Approximate)
-------------       -------        ---------------------          -------------     ------------

Price Superstore    Cub Foods/1/   Colorado (10), Illinois            3,018,000        2,665,000
                                   (25), Indiana (10), Iowa
                                   (2), Minnesota (24),
                                   Wisconsin (10)

                    Shop `n Save   Illinois (14), Missouri
                                   (18), Pennsylvania (20)              404,000        2,191,000

                    bigg's         Colorado (1), Indiana (1),
                                   Kentucky (1), Ohio (7)               158,000        1,227,000


                    Metro          Delaware (1), Maryland (18)              -0-        1,018,910

                    Shoppers Food  Maryland (18), Virginia (18)             -0-        1,776,863
                    Warehouse

Limited Assortment  Save-A-Lot/2/  Arkansas (6), California (22),       130,000        2,369,000
                                   Connecticut (4), Delaware (5),
                                   Florida (43), Illinois (1),
                                   Maryland (6), Massachusetts (5),
                                   Mississippi (3), Missouri (6),
                                   New Jersey (6), Ohio (16),
                                   Pennsylvania (20), Rhode Island
                                   (3), Tennessee (4), Texas (18),
                                   Virginia (8)

Combination
Food and Drug
                    Farm Fresh     Virginia (38)                         29,296        1,641,280
                    Laneco         New Jersey (4), Pennsylvania (12)    144,000        1,162,000
                    Hornbachers    Minnesota (1), North Dakota (4)       95,000          113,000
                    Scott's Food   Indiana (19)                         178,000          780,750
-------------------------

     /1/ Excludes 54 Cub Foods stores that are franchised by independent retailers.
     /2/ Excludes 662 Save-A-Lot stores that are licensed by independent retailers.

              The retail food stores that are leased by the Company generally have a term of 5-25 years plus renewal options.

       Food Distribution Operations
       ----------------------------

       The following table lists the principal location and approximate size of the Company's principal distribution centers and office space utilized in the Company's food distribution operations as of February 26, 2000:

                                                                         Square         Square
                                                                         Footage        Footage
                                                                         Owned          Leased
Region or Division     Location and Number of Distribution Centers    (Approximate)  (Approximate)
--------------------  ----------------------------------------------  -------------  -------------

Central Region        Indiana (1), Kentucky (1), Ohio (1)
                      Pennsylvania (3), West Virginia (1)                3,594,000        438,000

Midwest Region        Illinois (2), Missouri (3), Wisconsin (2)          2,832,600      1,120,500

Northern Region       Iowa (1), Minnesota (1) , North Dakota (2)         3,531,950              0

New England Region    Connecticut (1), Maine (1), Massachusetts (1),     1,040,400        650,000
                      New Hampshire (1), Rhode Island (1)

Northwest Region      Colorado (1), Montana (2), Washington (2)          2,603,000        124,000

Southeast Region      Alabama (2), Florida (1), Georgia (1),             1,975,000      1,290,000
                      Louisiana (1), Mississippi (1)

Richfood Region       Maryland (1), Pennsylvania (5), Virginia (3)       4,339,900        780,200

Save-A-Lot            California (1), Florida (1), Georgia (1),          1,303,000      1,290,264
                      Kentucky (1), Maryland (1), Michigan (1),
                      Missouri (2), New York (1), Ohio (1),
                      Tennessee (1), Texas (1)

_______________

  Additional Property
  -------------------

       The Company's principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company.

       Additional information on the Company's properties is found in another section of this report on pages F-15 through F-17 in the Note captioned "Leases" of Notes to the Company's Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company's present needs and businesses.

     ITEM 3.   LEGAL PROCEEDINGS
     ------    -----------------

               There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ------    ---------------------------------------------------

               There was no matter submitted during the fourth quarter of fiscal year 2000 to a vote of the security holders of the Registrant.


     EXECUTIVE OFFICERS OF THE REGISTRANT
     ------------------------------------

     The following table provides certain information concerning the executive officers of the Company as of April 15, 2000.

                                                                     Year Elected
                                                                     to Present        Other Positions Recently Held
        Name            Age              Present Position             Position                With the Company
----------------------------------------------------------------------------------------------------------------------------
Michael W. Wright       61         Director, Chairman of the Board,      1982
                                   President and Chief Executive
                                   Officer

David L. Boehnen        53         Executive Vice President              1997           Senior Vice President, Law and
                                                                                        External Relations, 1991 - 1997
William J. Bolton       53         Executive Vice President; and         1997
                                   President and Chief Operating
                                   Officer - Retail Food Companies

Pamela K. Knous         46         Executive Vice President, Chief       1997
                                   Financial Officer

Jeffrey Noddle          53         Executive Vice President; and         1995           Executive Vice President, Marketing,
                                   President and Chief Operating                        1992-1995
                                   Officer - Wholesale Food Companies

Robert W. Borlik        51         Senior Vice President, Chief          1999
                                   Information Officer

Kim M. Erickson         46         Senior Vice President, Strategic      1998           Senior Vice President, Finance and
                                   Planning and Treasurer                               Treasurer, 1997 - 1998;  Vice
                                                                                        President and Treasurer, 1995-1997

Michael Frank           41         Senior Vice President,                1999
                                   Merchandising, Retail Food
                                   Companies

Gregory C. Heying       51         Senior Vice President,                 1994
                                   Distribution

J. Andrew Herring       41         Senior Vice President, Corporate       1999          Vice President, Corporate
                                   Development and External Relations                   Development and External Relations,
                                                                                        1998-1999

Michael L. Jackson      47         Senior Vice President,                 1999          President, Northwest Region,
                                   Operations, Retail Food Companies                    1995-1999

                                                                    Year Elected
                                                                     to Present        Other Positions Recently Held
        Name            Age              Present Position             Position                With the Company
---------------------------------------------------------------------------------------------------------------------------
W. O'Neill McDonald     56         Senior Vice President, Wholesale     1998           President, Midwest Region,
                                   Foods                                               1995-1998; President, Great Lakes
                                                                                       Division, 1992-1995

Ronald C. Tortelli      53         Senior Vice President, Human         1988
                                   Resources

Leland J. Dake          43         Vice President, Wholesale            1998           Vice President, Corporate Category
                                   Merchandising                                       Management, 1995-1998; Director,
                                                                                       Corporate Category Management, 1993-
                                                                                       1995

Stephen P. Kilgriff     58         Vice President, Legal Services       2000           Associate General Counsel,
                                                                                       1996-2000, Litigation Director,
                                                                                       1993-1996
E. Wayne Shives         58         Vice President, Employee Relations   1993

Sherry M. Smith         38         Vice President, Controller,          1998           Assistant Corporate Controller,
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

          Mr. Bolton was elected Executive Vice President and President and Chief Operating Officer, Retail Food Companies in October 1997. Mr. Bolton was Chairman and Chief Executive Officer of Bruno's, Inc. (a retail grocery company) from 1995 to 1997; Chief Operating Officer - Markets at American Stores, Inc. (a retail grocery company) from February 1995 to August 1995; and Executive Vice President of American Stores, Inc. and General Manager of Jewel Osco (Chicago) from February 1994 to February 1995. On February 2, 1998, Bruno's, Inc. and its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

          Ms. Knous was elected Executive Vice President and Chief Financial Officer of the Company in September 1997. From December 1995 to 1997, Ms. Knous was Executive Vice President, Chief Financial Officer and Treasurer of The Vons Companies, Inc. ("Vons", a retail grocery company); from May 1995 to December 1995 she was Executive Vice President and Chief Financial Officer of Vons; and from July 1994 to May 1995 she served as Senior Vice President and Chief Financial Officer of Vons.

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

          Mr. Herring was elected Senior Vice President, Corporate Development and External Relations of the Company in April 1999. From February 1998 to April 1999, Mr. Herring was Vice President, Corporate Development and External Relations of the Company, and prior to that time, he was with the law firm of Dorsey & Whitney, LLP for approximately eleven years, the last seven as a partner.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------    -----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

          The Company's common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 1, 2000, there were 131,469,651 shares of common stock outstanding. At that date, there were 7,559 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to sales price for the Company's common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading "Common Stock Price" in Part II, Item 7 below. The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is found in a separate section of this report on page F-15 in the Note captioned "Notes Receivable" of the Notes to Consolidated Financial Statements.

          During the fiscal year ended February 26, 2000, the Company issued 50,500 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a "sale" within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

          The information called for by Item 6 is found in a separate section of this report on page F-1 See "Index of Selected Financial Data, Financial Statements and Schedules."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------    -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------


FINANCIAL REVIEW

RESULTS OF OPERATIONS

In fiscal 2000, the company achieved record sales of $20.3 billion compared to $17.4 billion last year. Net earnings for fiscal 2000 were $242.9 million, and diluted earnings per share were $1.87. After excluding the net gain from the sale of Hazelwood Farms Bakeries and from restructuring and other charges, fiscal 2000 net earnings were $232.0 million, and diluted earnings per share were $1.78. The results of operations include the impact from the Richfood acquisition and the results of its operations from August 31, 1999. Net earnings for fiscal 1999 were $191.3 million, and diluted earnings per share were $1.57. The following table sets forth items from the company's Consolidated Statements of Earnings:

Fiscal Year Ended

(In millions)                               February 26,            February 27,          February 28,
                                               2000                    1999                  1998
                                             (52 weeks)              (52 weeks)            (53 weeks)
--------------------------------------------------------------------------------------------------------
Net sales                               $20,339.1    100.0%    $17,420.5    100.0%    $17,201.4    100.0%
Cost of sales                            18,111.3     89.0      15,620.1     89.7      15,430.7     89.7
Selling and admin expenses                1,705.0      8.4       1,382.2      7.9       1,365.3      7.9
Gain on sale of Hazelwood Farms             163.6     (0.8)            -        -             -        -
Restructuring and other charges             103.6      0.5             -        -             -        -
Interest expense                            154.5      0.8         124.1      0.7         133.6      0.8
Interest income                              19.1     (0.1)         22.2     (0.1)         19.6     (0.1)
Equity in earnings and gain on sale
 of ShopKo                                      -        -             -        -          93.4     (0.5)
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                447.4      2.2         316.2      1.8         384.8      2.2
 Income taxes                               204.5      1.0         124.9      0.7         154.0      0.9
--------------------------------------------------------------------------------------------------------
Net earnings                            $   242.9      1.2%    $   191.3      1.1%    $   230.8      1.3%
========================================================================================================

Comparison of fifty-two weeks ended February 26, 2000 ("2000") with fifty-two weeks ended February 27, 1999 ("1999"):

Net sales for 2000 increased 16.8 percent from 1999, positively impacted by a
27.8 percent increase in retail food sales and a 10.5 percent increase in food distribution sales.

Retail food sales were favorable in 2000 compared to 1999 primarily due to the mid-year Richfood acquisition and store growth. Fiscal 2000 store activity, including licensed units, resulted in 117 stores acquired, 115 stores opened and 58 stores closed or sold for a total of 1,117 stores at year end, an increase of
18.5 percent over the prior year. Same-store sales were essentially flat, impacted by low inflation, cannibalization in certain markets and competitive activities. Food distribution sales increases in 2000 were primarily due to the mid-year addition of nearly 800 new customers from the Richfood acquisition and the new supply agreement with the Kmart Corporation.

Gross profit as a percentage of net sales was 11.0 percent, up 0.7 percent from last year. The increase was primarily due to the Richfood acquisition, which increased the proportion of the higher margin retail food business of the company. Retail food gross profit margin for 2000 increased from last year primarily due to higher margins associated with the Richfood retail markets. Food distribution gross profit margins were down slightly, primarily due to the sale of Hazelwood Farms Bakeries, which had higher margins, partially offset by the addition of Richfood, which had higher margins as well.

Selling and administrative expenses were 8.4 percent of net sales for 2000 compared to 7.9 percent of sales last year. The increase was primarily due to the growing proportion of the company's retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business. Retail food selling and administrative expenses as a percentage of net sales increased, primarily reflecting higher labor and occupancy costs associated with the Richfood retail food markets. The food distribution business had lower selling and administrative expenses as a percentage of net sales due to the lower expense levels of the Richfood food distribution operations, the sale of Hazelwood Farm Bakeries, which had higher selling and administrative expenses, and lower expenses due to restructuring activities.

The company's pre-tax operating earnings (earnings before interest, restructure charges, gain on sale of Hazelwood Farms and taxes) increased to $522.8 million in 2000 compared with $418.2 million in 1999, a 25.0 percent increase. Operating earnings before depreciation and amortization increased to $799.8 million in 2000, compared with $651.7 million in 1999, a 22.7 percent increase. Retail food operating earnings increased 29.8 percent to $340.7 million in 2000 from $262.4 million in 1999. The increase in retail operating earnings was due to increased sales. Food distribution operating earnings increased 19.9 percent in 2000 to $223.4 million from $186.3 million in 1999, primarily due to higher sales from the Richfood acquisition, cost reduction initiatives and additional sales due to the Kmart supply agreement.

In the first quarter of 2000, the company sold Hazelwood Farms Bakeries, which resulted in a pre-tax gain of $163.7 million. The company had identified Hazelwood Farms Bakeries as a non-strategic asset to be liquidated to allow the redeployment of capital. The transaction resulted in $248.2 million of after-tax cash proceeds.

In the first quarter of 2000, the company recorded one-time, pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency. Included in this total is $9.6 million for asset impairment costs. The charge by segment was $19.4 million for retail and $84.2 million for food distribution. The restructuring charges include costs for facility consolidation, non-core store disposals, and rationalization of redundant and certain decentralized administrative functions. A total of $13.3 million was utilized against the restructuring reserve during 2000.

The facility consolidation and non-core store disposal charges represent costs to exit certain distribution centers and stores. Included in the charges are costs such as markdown of assets from net book value to estimated selling price, subsidized lease costs for leased properties at current estimated market rates, and severance and related benefits to be paid to terminated employees. The rationalization of redundant and certain decentralized administrative functions represents severance and related benefits such as outplacement, counseling and medical coverage to be paid to terminated employees.

During the second quarter of fiscal 2000, the company acquired Richfood and signed the Kmart supply agreement. Due to these significant changes in the business, the company reevaluated the restructure activities in the fourth quarter as well as the timeline to complete those activities. This resulted in the facility consolidation charge increasing from $47.2 million to $55.3 million. The non-core store disposal charge decreased from $41.8 million to $39.8 million. The infrastructure realignment charge decreased from $14.6 million to $8.5 million due to a number of voluntary terminations and higher attrition. As a result of the restructuring, the company expects approximately 2,100 employees to be terminated, 586 of which were terminated in 2000. The company expects to complete these activities by the end of fiscal 2001.

Interest expense increased to $154.5 million in 2000, compared with $124.1 million in 1999, reflecting increased borrowings due to the Richfood acquisition in August 1999. Interest income decreased to $19.1 million in 2000 compared with $22.2 million in 1999.

The effective tax rate was 45.7 percent in 2000 compared with 39.5 percent in 1999. The higher effective tax rate was primarily the result of the gain on the sale of Hazelwood Farms Bakeries and the Richfood acquisition. Excluding the impact of the gain on the sale of Hazelwood Farms Bakeries, the effective tax rate was approximately 40.1 percent.

Net earnings were $242.9 million or $1.87 per share - diluted in 2000 compared with 1999 net earnings of $191.3 million or $1.57 per share - diluted.
Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, 2000 net earnings were $232.0 million or $1.78 per share - diluted. Weighted average shares - diluted increased to 130.1 million in 2000 compared with last year's 122.0 million. The increase was primarily due to approximately 19.7 million shares issued in the second quarter of fiscal 2000 in connection with the Richfood acquisition.


Comparison of fifty-two weeks ended February 27, 1999 ("1999") with fifty-three weeks ended February 28, 1998 ("1998"):

Net sales for 1999 increased 1.3 percent from 1998. On a comparable 52-week basis, sales increased 3.1 percent, positively impacted by an 10.2 percent increase in retail food sales, partially offset by a .4 percent decrease in food distribution sales. Sales gains were achieved despite the low inflationary environment.

Retail food sales were favorable in 1999 compared to 1998 primarily due to new store openings and acquisitions totaling 168 stores in 1999, which includes licensed units. Same-store sales increased 1.5 percent. Food distribution sales decreased slightly in 1999.

Gross profit as a percentage of net sales was 10.3 percent in 1999, essentially unchanged from 1998. Retail food and food distribution gross profit margins for 1999 were comparable to 1998.

Selling and administrative expenses as a percentage of net sales were 7.9 percent in 1999, essentially unchanged from 1998. Retail food selling and administrative expenses as a percent of net sales were comparable to 1998. Food distribution selling and administrative expenses as a percentage of net sales increased slightly in 1999 primarily due to increased wages and related costs which included the startup of a new regional distribution facility in the Midwest.

The company's pre-tax operating earnings (earnings before interest, equity in earnings and gain on sale of ShopKo, and taxes) increased to $418.2 million in 1999 compared with $405.4 million in 1998, a 3.1 percent increase. Operating earnings before depreciation and amortization increased to $651.7 million in 1999, compared with $635.5 million in 1998, a 2.5 percent increase. Retail food operating earnings increased 14.2 percent to $262.4 million in 1999 from $229.8 million in 1998. The increase in retail operating earnings was due to increased sales and selling and administrative expense controls. Food distribution operating earnings decreased 9.1 percent in 1999 to $186.3 million from $204.8 million in 1998, primarily from the increase in selling and administrative expenses.

Interest expense decreased to $124.1 million in 1999, compared with $133.6 million in 1998, reflecting lower average interest rates and borrowings. Interest income increased to $22.2 million in 1999, compared with $19.6 million in 1998, primarily due to increased retailer financing.

On July 2, 1997, the company exited its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate price of $150 million and a secondary public offering of all remaining shares. The transactions resulted in proceeds of $305 million and a pretax gain of $90.0 million. Due to the sale there were no equity in earnings recorded in 1999 compared with $3.3 million or $.03 per share
- diluted in 1998.

The effective tax rate was 39.5 percent in 1999 compared with 40.0 percent in 1998.

Net earnings were $191.3 million or $1.57 per share - diluted in 1999 compared with 1998 net earnings of $230.8 million or $1.82 per share - diluted. Excluding the gain on the sale of ShopKo, 1998 net earnings were $177.1 million or $1.40 per share - diluted. Weighted average shares - diluted decreased to 122.0 million in 1999 compared with 126.6 million in 1998.

LIQUIDITY


Net cash from operations was $341.2 million in 2000, $559.9 million in 1999 and $392.9 million in 1998. An increase in working capital investment primarily due to the new $2.3 billion annual supply agreement with Kmart caused the decrease in 2000. This decrease was partially offset by an increase in net earnings.

Cash used in investing activities was $534.5 million in 2000 and $321.4 million in 1999, while $74.3 million of cash was generated in 1998. The increase in cash used in investing activities in 2000 was primarily due to the $443 million cash portion of the Richfood acquisition as well as increased capital expenditures, offset in part by proceeds from the sale of Hazelwood Farms Bakeries. In 2000, SUPERVALU opened 16 new price superstores, 28 owned limited assortment stores and the distribution facility for fast moving product in Minneapolis. In 1999, the company opened six new price superstores and 19 owned limited assortment stores.

Cash flow from financing activities was $196.6 million in 2000 primarily due to borrowings related to the Richfood acquisition. Cash used for financing activities was $237.1 million in 1999 and $467.7 million in 1998. In 1999, cash was primarily used to reduce debt and in 1998 it was used mainly to purchase stock for the treasury.

Management expects that the company will continue to replenish operating assets and reduce aggregate debt with internally-generated funds. The company has adequate short-term and long-term financing capabilities to fund its capital expenditures plan and acquisitions as the opportunities arise. SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million and paid $443 million in cash for the common stock of Richfood. The company repaid approximately $394 million of outstanding Richfood debt. To finance the acquisition and repay the Richfood debt the company used cash, a portion of the proceeds from the issuance of $350 million of 7 7/8 percent notes due 2009 and proceeds from the issuance of commercial paper. Subsequent to the acquisition the company issued $250 million of 7 5/8 percent notes due 2004 and used the proceeds to reduce commercial paper outstanding. One-time charges related to the merger of $10 million to $15 million after tax are expected within the first twelve months following the close.

In December 1999, the Board of Directors authorized a stock repurchase program of up to $140 million of the company's common stock. During 2000 the company repurchased 5.9 million shares at a cost of $104.8 million. As of March 1, the company purchased an additional 2.0 million shares for a total cost of $140.0 million.

A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to
 .275 percent, is in place and expires in October 2002. In August 1999, the company executed a 364 day, $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. These revolving credit agreements are available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreements during fiscal 2000. During fiscal 2000, $10.5 million of letters of credit were issued under the revolving credit agreement with $40.5 million outstanding as of February 26, 2000. Total commercial paper outstanding as of the end of fiscal 2000 was $574.0 million.

SUPERVALU's capital budget for fiscal 2001, which includes leases, is $550 million compared with $539 million for fiscal 2000. In addition, the company spent approximately $41 million on retail acquisitions in addition to the Richfood acquisition. The capital budget for 2001 anticipates cash spending of $436 million, plus another $114 million for capital leases. Approximately $400 million of the fiscal 2001 budget is slated for use in the company's retail food business. The budget provides for approximately 20 new price superstores and 60 new limited assortment stores. The balance of the fiscal 2001 capital budget relates to distribution maintenance capital and information technology related items. In addition, the company is prepared to provide up to $100 million to support store development and financing for the company's independent retailers. Certain retailer financing activities do not require new cash outlays because they are leases or guarantees.

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

Cash dividends declared during fiscal 2000 totaled 53.75 cents per common share, an increase of 1.9 percent over the 52.75 cents per share declared in fiscal 1999. This was the 63rd year of consecutive cash dividends and the 28th year of successive annual increases. The company's dividend policy will continue to emphasize a high level of earnings retention for growth.


COMMON STOCK PRICE

SUPERVALU's common stock is listed on the New York Stock Exchange under the symbol SVU. At year-end, there were 7,566 shareholders of record compared with 6,860 at the end of fiscal 1999.

                                                 Common Stock                                  Dividends Per
                                                  Price Range                                      Share
Fiscal Quarter                      2000                              1999                   2000         1999
------------------------------------------------------------------------------------------------------------------
                            High            Low               High            Low
------------------------------------------------------------------------------------------------------------------
First                    $25    3/4        $19              $24    5/8      $20   6/16       $ .1325       $.1300
Second                    26   5/16         21   1/8         25   1/32       20   5/16         .1350        .1325
Third                     22    3/8         18  1/16         28   7/16       21    1/2         .1350        .1325
Fourth                    20   3/16         15   3/4         28    3/4       24    1/8         .1350        .1325
------------------------------------------------------------------------------------------------------------------
Year                     $26   5/16        $15   3/4        $28    3/4      $20    5/16      $ .5375       $.5275
------------------------------------------------------------------------------------------------------------------

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors' approval.


NEW ACCOUNTING STANDARDS

Revenue Recognition
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB No.101"). SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements.

Accounting for Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities.

The provisions for SAB No. 101 are effective for fiscal 2001, and for SFAS No. 133 they are effective for fiscal 2002. The company has not yet determined the impact, if any, these new standards may have on the company's consolidated financial position or results of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

SUPERVALU carries notes receivable because, in the normal course of business, the company makes long-term loans to certain retail customers (see "Notes Receivable" in the notes to the consolidated financial statements). The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

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

---------------------------------------------------------------------------------------------------------------------
(In millions, except rates)                          Summary of Financial Instruments
---------------------------------------------------------------------------------------------------------------------


                                                                    Aggregate maturities of principal by fiscal year
                                    February 27,   February 26,
                                       1999           2000
                                            Fair Value             2001   2002    2003    2004    2005   Thereafter
                                  -----------------------------------------------------------------------------------
Notes receivable with fixed
 interest rates
  Principal receivable                 $ 57.3       $  107.3    19.8        13.1    12.7     8.8      7.7        45.2
  Average variable rate
   receivable                             8.7%           7.9%    7.9%        8.3%    8.7%    8.3%     8.3%        7.5%

Debt with variable interest rates
  Principal payable                     263.0          741.6   667.3         1.8       -     9.0        -        63.5
  Average variable rate payable           4.8%           5.7%  Variable

Debt with fixed interest rates
  Principal payable                     875.8        1,397.6    76.9         9.2   309.5     8.9    433.6       573.7
  Average fixed rate payable              7.7%           7.8%    6.9%        8.9%    7.8%    9.0%     7.7%        7.9%

Variable-to-Fixed rate swap
  Amount receivable (payable)           (15.3)           1.5       -           -       -    57.9        -       100.0 (not payable)
  Average fixed rate payable              7.4%           6.8%    6.8%        6.8%    6.8%    7.3%     7.4%        7.4%
  Average variable rate
   receivable                             5.0%           6.1%  Based on LIBOR

Fixed-to-Variable rate swap
  Amount receivable                      14.8            8.7       -           -   100.0     (not payable)
  Average variable rate payable           5.0%           6.1%  Based on LIBOR
  Average fixed rate receivable           8.9%           8.9%    8.9%        8.9%    8.9%



Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Annual Report includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements, including the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company's food distribution operations and to control food distribution costs, the ability of SUPERVALU to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes, other risk factors inherent in the food wholesaling and retail businesses and other factors discussed from time to time in reports filed by the company with the Securities and Exchange Commission, are detailed in Exhibit
99.1 to this report; other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------  ---------------------------------------------------------

           The information called for by Item 7A is found under the heading of "Quantitative and Qualitative Disclosure About Market Risk" under
           Part II, Item 7 above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------     -------------------------------------------

           The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-28. See "Index of Selected Financial Data, Financial Statements and Schedules."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------     ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

           Not applicable.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

          The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Stockholders under the heading "Election of Directors (Item 1)," and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers is included in Part I immediately following Item 4 above.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

          The information called for by Item 11 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Stockholders under the headings "Compensation of Directors," "Compensation of Executive Officers," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Pension Plans," and "Change in Control Agreements," and under the heading "Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

          The information called for by Item 12 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Stockholders under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

          The information called for by Item 13 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2000 Annual Meeting of Stockholders under the heading "Compensation Committee Interlocks and Insider Participation."

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

          (a)  1. Financial Statements:

                  The consolidated financial statements of the Registrant listed in the accompanying "Index of Selected Financial Data, Financial Statements and Schedules" together with the reports of KPMG LLP, independent auditors, and Deloitte & Touche LLP, former independent auditors, are filed as part of this report.

               2. Financial Statement Schedules:

                  The consolidated financial statement schedule of the Registrant listed in the accompanying "Index of Selected Financial Data, Financial Statements and Schedules" together with the reports of KPMG LLP, independent auditors, and Deloitte & Touche LLP, former independent auditors, are filed as part of this report.

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

                      4.5 Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to
                            Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

                      4.6 Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to
                            Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

                      4.7. Letter of Representations dated November 12, 1992 between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit
                            4.5 to the Registrant's Form 8-K Report dated November 13, 1992.

                      4.8. Credit Agreement dated as of October 8, 1997, among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent, is incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended November 29, 1997.

                       4.9 Letter Amendment, dated as of August 20, 1999, to the Credit Agreement dated as of October 8, 1997 among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent is incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

                      4.10 Rights Agreement between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, dated as of April 12, 2000, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated April 17, 2000.

                      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Registrant and its subsidiaries are not filed and, in lieu thereof, the Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

                (10)  Material Contracts:

                      10.1. SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended February 27, 1999. *

                      10.2. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended, is incorporated by reference to Exhibit
                             (10)c. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.*

                      10.3. SUPERVALU INC. Executive Incentive Bonus Plan is incorporated by reference to Exhibit (10)c. to Registrant's Annual Report on Form 10-K for the year ended February 22, 1997. *

                      10.4. SUPERVALU INC. Directors Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated by reference to Exhibit (10)g. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998. *

                      10.5. SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit
                             (10)a. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998. *

                      10.6. SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated by reference to Exhibit (10)g. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.*

                      10.7. SUPERVALU INC. ERISA Excess Plan Restatement, as amended.*

                      10.8. SUPERVALU INC. Deferred Compensation Plan is incorporated by reference to Exhibit (10)i. to Registrant's Annual Report on Form 10-K for the year ended February 23, 1991.*

                      10.9. SUPERVALU INC. Executive Deferred Compensation Plan as amended and Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)c. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

                      10.10. Amendments to the SUPERVALU INC. Deferred
                             Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)c. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

                      10.11. Form of Agreement used in connection with
                             Registrant's Executive Post-Retirement Survivor Benefit Program, is incorporated by reference to Exhibit (10)i. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

                      10.12. Form of Change of Control Severance Agreements
                             entered into with certain officers of the Registrant, is incorporated by reference to Exhibit
                             10.12 to the Registrant's Annual Report on Form 10-K for the year ended February 27, 1999. *

                      10.13. Amended and Restated SUPERVALU INC. Grantor Trust,
                             is incorporated by reference to Exhibit (10)d. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

               10.14. SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit (10)e. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

               10.15. SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit
                       (10)r. to Registrant's Form 10-K Report for the year ended February 24, 1990.*

               10.16. First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)a. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

               10.17. Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to Registrant's Form 10-K Report for the year ended February 28, 1998.*

               10.18. Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)h. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

               10.19. SUPERVALU INC. Long-Term Incentive Plan, as amended, is incorporated by reference to Exhibit (10)b. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

               10.20. SUPERVALU INC. Bonus Plan for Designated Corporate Officers is incorporated by reference to Exhibit (10)t. to Registrant's Annual Report on Form 10-K for the year ended February 26, 1994

               10.21. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended.*

               10.22.  SUPERVALU INC. 1997 Stock Plan, as amended.*

               10.23. Supplemental Retirement Agreement for William J. Bolton, is incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended February 27, 1999. *

               10.24 Split Dollar Life Insurance Agreement for Michael W. Wright and Collateral Assignment of Policy .*

               10.25   SUPERVALU/Richfood Stock Incentive Plan.*

          * Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

               (12)   Statement re Computation of Ratios.

                      12.1.  Ratio of Earnings to Fixed Charges.

               (21)   Subsidiaries of the Registrant.

                      21.1.  List of Subsidiaries of the Registrant.

               (23)   Consents of Experts and Counsel.

                      23.1.  Consent of KPMG LLP

                      23.2.  Consent of Deloitte & Touche LLP

               (24)   Power of Attorney.

                      24.1.  Power of Attorney.

               (27)  Financial Data Schedule.

                     27.1.  Financial Data Schedule.

               (99)  Additional Exhibits.

                     99.1 Cautionary Statements pursuant to the Securities Litigation Reform Act.


          (b)  Reports on Form 8-K:

               During the fourth fiscal quarter of the fiscal year ended February 26, 2000, the Company filed a report on Form 8-K dated December 17, 1999, with respect to the extension of its exchange offer for its outstanding unregistered 7-7/8% Notes due 2009 and 7-5/8% Notes due 2004 to allow the remaining holders of the unregistered notes to participate in the exchange offer.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUPERVALU INC.
                                     (Registrant)


DATE:  April 26, 2000             By:   /s/ Michael W. Wright
                                     ------------------------------
                                           Michael W. Wright
                                           Chairman of the Board;
                                           President and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                    TITLE                                             DATE
---------                                    -----                                             ----
/s/ Michael W. Wright                        Chairman of the Board; President;                 April 26, 2000
------------------------------               Chief Executive Officer; and
Michael W. Wright                            Director (principal executive
                                             officer)

/s/ Pamela K. Knous                          Executive Vice President and                      April 26, 2000
------------------------------               Chief Financial Officer (principal
Pamela K. Knous                              financial and accounting officer)


/s/  Lawrence A. Del Santo*                  Director
------------------------------
Lawrence A. Del Santo


/s/  Susan E. Engel*                         Director
------------------------------
Susan E. Engel


/s/  Edwin C. Gage*                          Director
------------------------------
Edwin C. Gage


/s/  William A. Hodder*                      Director
------------------------------
William A. Hodder


/s/  Garnett L. Keith, Jr.*                  Director
------------------------------
Garnett L. Keith, Jr.


/s/  Richard L. Knowlton*                    Director
------------------------------
Richard L. Knowlton

/s/  Charles M. Lillis*                      Director
------------------------------
Charles M. Lillis


/s/  Harriet Perlmutter*                     Director
------------------------------
Harriet Perlmutter


/s/ Steven S. Rogers*                        Director
------------------------------
Steven S. Rogers


/s/  Carole F. St. Mark*                     Director
------------------------------
Carole F. St. Mark


          *Executed this 26th day of April, 2000, on behalf of the indicated Directors by Michael W. Wright, duly appointed Attorney-in-Fact.

                            /s/ Michael W. Wright
                            ---------------------
                            Michael W. Wright
                            Attorney-in-Fact

                                SUPERVALU INC.
                          Annual Report on Form 10-K

                             Items 6, 8 and 14(a)

    Index of Selected Financial Data and Financial Statements and Schedules
    -----------------------------------------------------------------------

Selected Financial Data:                                                                            Page
-----------------------                                                                             ----
      Five Year Financial and Operating Summary                                                     F-2

Financial Statements:
--------------------

      Independent Auditors' Report of KPMG LLP                                                      F-3

      Independent Auditors' Report of Deloitte & Touche LLP                                         F-4

      Consolidated composition of net sales and operating earnings for each of the                  F-5
      three years ended February 26, 2000, February 27, 1999 and February 28, 1998

      Consolidated statements of earnings for each of the three years ended                         F-6
      February 26, 2000, February 27, 1999 and February 28, 1998

      Consolidated balance sheets as of February 26, 2000 and February 27, 1999                     F-7- F-8

      Consolidated statements of stockholders' equity for each of the three years                   F-9
      ended February 26, 2000, February 27, 1999 and February 28, 1998

      Consolidated statements of cash flows for each of the three years                             F-10
      ended February 26, 2000, February 27, 1999 and February 28, 1998

      Notes to consolidated financial statements                                                    F-11- F-24

      Unaudited quarterly financial information                                                     F-25

Financial Schedules:
-------------------

      Independent Auditors' Report of KPMG LLP                                                      F-26

      Independent Auditors' Report of Deloitte & Touche LLP                                         F-27

      Schedule II: Valuation and qualifying accounts                                                F-28

      All other schedules are omitted because they are not applicable or not required.


FIVE YEAR FINANCIAL AND OPERATING SUMMARY
----------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------------
                                                   2000 (b)        1999             1998 (f)        1997            1996
----------------------------------------------------------------------------------------------------------------------------------
Statement of Earnings Data (a)(e)
  Net sales                                     $20,339,079     $17,420,507      $17,201,378     $16,551,902     $16,486,321
  Cost of sales                                  18,111,296      15,620,127       15,430,642      14,885,249      14,906,602
  Selling and administrative expense              1,705,003       1,382,212        1,365,327       1,286,121       1,212,967
  Gain on sale of Hazelwood Farms Bakeries         (163,662)              -                -               -               -
  Restructuring and other charges                   103,596               -                -               -               -
  Interest, net                                     135,392         101,907          113,993         120,695         116,678
  Equity in earnings and gain on sale of ShopKo           -               -           93,364          20,675          17,618
  Earnings before taxes                             447,454         316,261          384,780         280,512         267,692
  Provision for income taxes                        204,513         124,923          154,023         105,468         101,259
  Net earnings                                      242,941         191,338          230,757         175,044         166,433

  Net earnings per common share-diluted                1.87            1.57             1.82            1.30            1.21
----------------------------------------------------------------------------------------------------------------------------------
 Balance Sheet Data (a)
  Inventories (FIFO)                            $ 1,626,087     $ 1,195,217      $ 1,247,429     $ 1,221,344     $ 1,158,028
  Working capital (c)                              (196,348)        188,000          286,800         361,260         355,124
  Net property, plant and equipment               2,168,210       1,699,024        1,589,601       1,648,524       1,600,166
  Total assets                                    6,495,353       4,265,949        4,093,010       4,283,326       4,183,503
  Long-term debt (d)                              1,953,741       1,246,269        1,260,728       1,420,591       1,445,562
  Stockholders' equity                            1,821,479       1,305,639        1,201,905       1,307,423       1,216,176
 ---------------------------------------------------------------------------------------------------------------------------------
Other Statistics (a)(e)
  Earnings as a percent of net sales                   1.19 %          1.10 %           1.34 %          1.06 %          1.01%
  Return on average stockholders' equity              14.92 %         15.24 %          18.49 %         13.89 %         13.96%
  Book value per common share                   $     13.53     $     10.82      $      9.94     $      9.73     $      8.97
  Current ratio (c)                                   .92:1          1.12:1           1.20:1          1.26:1          1.27:1
  Debt to capital ratio                                  60 %            55 %             57 %            56 %            57%
  Dividends declared per common share           $       .53 3/4 $       .52 3/4  $       .51 1/2 $       .49 3/4 $       .48 1/2
  Weighted average common shares
  outstanding-diluted                               130,090         121,961          126,550         134,954         136,984
  Depreciation and amortization                 $   277,062     $   233,523      $   230,082     $   232,071     $   219,084
  EBITDA                                        $   799,842     $   651,691      $   638,821     $   633,278     $   603,454
  Capital expenditures, excluding retailer
  financing                                     $   539,264     $   346,390      $   279,768     $   285,939     $   271,456
----------------------------------------------------------------------------------------------------------------------------------

Notes:
(a) Fiscal 1998 contains 53 weeks; all other years include 52 weeks. Dollars in thousands except per share and percentage data.

(b) Net earnings include a net gain of $10.9 million or $.08 per share-diluted from the gain on sale of Hazelwood Farms Bakeries and from restructuring and other charges. All statistics except EBITDA include these transactions.

(c) Working capital and current ratio are calculated after adding back the LIFO reserve.

(d) Total long-term debt includes long-term debt and long-term obligations under capital leases.

(e)  Information adjusted to include stock split in Fiscal 1999.

(f) Net earnings include a net gain on the sale of ShopKo of $53.7 million ($.42 per share-diluted). All statistics except EBITDA include this transaction.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 26, 2000 and February 27, 1999, and the related statements of earnings, stockholders' equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of SUPERVALU INC. for the year ended February 28, 1998, were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SUPERVALU INC. and subsidiaries as of February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP



Minneapolis Minnesota
April 4, 2000

INDEPENDENT AUDITORS' REPORT

SUPERVALU INC.
Board of Directors and Stockholders
Eden Prairie, Minnesota

We have audited the accompanying consolidated statements of earnings, stockholders' equity and cash flows for the year ended February 28, 1998 of SUPERVALU INC. and subsidiaries. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of SUPERVALU INC. and subsidiaries and their cash flows for the year in the period ended February 28, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Deloitte & Touche, LLP

Minneapolis, Minnesota
April 6, 1998 (April 24, 2000 as
to Industry Segment Information)

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

-------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------------------------------
The following table sets forth, for each of the last three fiscal years, the composition of the company's net sales and operating earnings.
-------------------------------------------------------------------------------------------------------
(In thousands, except percent data)               2000                     1999                   1998
-------------------------------------------------------------------------------------------------------
Net sales
-------------------------------------------------------------------------------------------------------
Retail food                                $ 8,069,767             $  6,312,882             $ 5,837,000
                                                  39.7 %                   36.2 %                  33.9 %
Food distribution                           12,269,312               11,107,625              11,364,378
                                                  60.3 %                   63.8 %                  66.1 %
 Total net sales                           $20,339,079             $ 17,420,507             $17,201,378
                                                 100.0 %                  100.0 %                 100.0 %
-------------------------------------------------------------------------------------------------------
Operating earnings
-------------------------------------------------------------------------------------------------------

Retail food                                $   340,707             $    262,426             $   229,802
Food distribution                              223,429                  186,291                 204,842
Gain on sale                                   163,662                        -                       -
Restructuring and other charges               (103,596)                       -                       -
                                        ---------------------------------------------------------------

  Total operating earnings                     624,202                  448,717                 434,644

Interest expense, net                         (135,392)                (101,907)               (113,993)
General corporate expenses                     (41,356)                 (30,549)                (29,235)
                                        ---------------------------------------------------------------

 Earnings before equity in earnings
  of ShopKo and gain on sale of
  ShopKo and income taxes                      447,454                  316,261                 291,416
Equity in earnings and gain
 on sale of ShopKo                                   -                        -                  93,364
                                        ---------------------------------------------------------------
Earnings before income taxes               $   447,454              $   316,261             $   384,780

-------------------------------------------------------------------------------------------------------
Identifiable assets
-------------------------------------------------------------------------------------------------------

Retail food                                  3,077,134              $ 1,658,858             $ 1,253,869
Food distribution                            3,408,866                2,597,216               2,828,754
Corporate                                        9,353                    9,875                  10,387
                                        ---------------------------------------------------------------
 Total                                     $ 6,495,353              $ 4,265,949             $ 4,093,010
-------------------------------------------------------------------------------------------------------
Depreciation and amortization
-------------------------------------------------------------------------------------------------------

Retail food                                $   149,574              $   108,770             $   103,122
Food distribution                              124,161                  122,822                 124,639
Corporate                                        3,327                    1,931                   2,321
                                        ---------------------------------------------------------------
 Total                                     $   277,062              $   233,523             $   230,082
-------------------------------------------------------------------------------------------------------
Capital expenditures
-------------------------------------------------------------------------------------------------------

Retail food                                $   352,428              $   198,299             $    84,009
Food distribution                              180,968                  143,337                 192,547
Corporate                                        5,868                    4,754                   3,212
                                        ---------------------------------------------------------------
 Total                                     $   539,264              $   346,390             $   279,768
-------------------------------------------------------------------------------------------------------

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

CONSOLIDATED STATEMENTS OF EARNINGS

----------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                      Fiscal Year Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                        February 26,          February 27,           February 28,
                                                                                2000                  1999                   1998
                                                                           (52 weeks)            (52 weeks)             (53 weeks)
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $  20,339,079         $  17,420,507         $   17,201,378
Costs and expenses
  Cost of sales                                                           18,111,296            15,620,127             15,430,642
  Selling and administrative expenses                                      1,705,003             1,382,212              1,365,327
  Gain on sale                                                              (163,662)                    -                      -
  Restructuring and other charges                                            103,596                     -                      -
  Interest
    Interest expense                                                         154,482               124,111                133,619
    Interest income                                                           19,090                22,204                 19,626
----------------------------------------------------------------------------------------------------------------------------------
      Interest expense, net                                                  135,392               101,907                113,993
----------------------------------------------------------------------------------------------------------------------------------
        Total costs and expenses                                          19,891,625            17,104,246             16,909,962
----------------------------------------------------------------------------------------------------------------------------------

Earnings before equity in earnings and gain
  on sale of ShopKo and income taxes                                         447,454               316,261                291,416
Equity in earnings and gain on sale of ShopKo                                      -                     -                 93,364
----------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                 447,454               316,261                384,780
Provision for income taxes
  Current                                                                    225,554               108,403                131,343
  Deferred                                                                   (21,041)               16,520                 22,680
----------------------------------------------------------------------------------------------------------------------------------
    Income tax expense                                                       204,513               124,923                154,023
----------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                           $     242,941         $     191,338         $      230,757
----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding

    Diluted                                                                  130,090               121,961                126,550
    Basic                                                                    129,162               120,376                125,326

Net earnings per common share - diluted                                $        1.87         $        1.57         $         1.82
Net earnings per common share - basic                                  $        1.88         $        1.59         $         1.84
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                        February 26, 2000                 February 27, 1999
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
 Cash                                                                        $        10,920                   $     7,608
 Receivables, less allowance for losses of $30,399 in 2000
  and $18,983 in 1999                                                                562,448                       410,799
 Inventories                                                                       1,490,454                     1,067,837
 Other current assets                                                                113,817                        96,283
---------------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                             2,177,639                     1,582,527
---------------------------------------------------------------------------------------------------------------------------------

Long-term notes receivable                                                             86,914                       48,697

Long-term investment in direct financing leases                                        92,310                      112,576

Property, plant and equipment
  Land                                                                                155,501                      139,120
  Buildings                                                                         1,037,398                      990,331
  Property under construction                                                          50,381                       26,601
  Leasehold improvements                                                              239,400                      167,122
  Equipment                                                                         1,486,850                    1,245,134
  Assets under capital leases                                                         508,119                      352,104
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    3,477,649                    2,920,412
Less accumulated depreciation and amortization
  Owned property, plant and equipment                                               1,227,218                    1,156,921
  Assets under capital leases                                                          82,221                       64,467
---------------------------------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                               2,168,210                    1,699,024
---------------------------------------------------------------------------------------------------------------------------------

Goodwill                                                                            1,608,580                      567,890
Other assets                                                                          361,700                      255,235
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $      6,495,353                 $  4,265,949
---------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 February 26,                      February 27,
                                                                                        2000                              1999
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
  Notes payable                                                            $          576,513                $           89,157
  Accounts payable                                                                  1,430,312                           981,961
  Accrued vacation, compensation and benefits                                         128,875                            96,161
  Current maturities of long-term debt                                                170,381                           208,913
  Current obligations under capital leases                                             29,901                            24,015
  Other current liabilities                                                           173,638                           121,700
------------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                       2,509,620                         1,521,907
------------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                      1,408,858                           835,485

Long-term obligations under capital leases                                            544,883                           410,784

Deferred income taxes                                                                   3,306                            54,096

Other liabilities                                                                     207,207                           138,038

Commitments and contingencies                                                               -                                 -

Stockholders' equity
  Preferred stock, no par value: Authorized 1,000 shares
    Shares issued and outstanding, 0 in 2000 and 6 in 1999 ($1,000                          -                             5,908
     stated value)
  Common stock, $1.00 par value: Authorized 400,000 shares
    Shares issued, 150,670 in 2000 and 1999                                           150,670                           150,670
  Capital in excess of par value                                                      132,226                                 -
  Retained earnings                                                                 1,847,371                         1,673,382
  Treasury stock, at cost,  shares 16,008 in 2000 and 30,561 in 1999                 (308,788)                         (524,321)
------------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                      1,821,479                         1,305,639
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $        6,495,353                $        4,265,949
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                     Capital in
                                             Preferred       Common   Excess of     Treasury     Retained
                                                 Stock        Stock   Par Value        Stock     Earnings         Total
------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 22, 1997                            $ 5,908    $ 150,670   $      99  $  (231,871) $ 1,382,617   $ 1,307,423

Net earnings                                         -            -           -            -      230,757       230,757

Sales of common stock
  under option plans                                 -            -      (4,123)      51,623            -        47,500

Cash dividends declared
  on common stock -
  $.515 per share                                    -            -           -            -      (63,678)      (63,678)

Compensation under employee
  incentive plans                                    -            -       6,951       11,289            -        18,240

Purchase of shares for treasury                      -            -           -     (338,337)           -      (338,337)

------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 28, 1998                              5,908      150,670       2,927     (507,296)   1,549,696     1,201,905
Net earnings                                         -            -           -            -      191,338       191,338

Sales of common stock
  under option plans                                 -            -      (5,902)      35,497       (3,667)       25,928

Cash dividends declared
  on common stock -
  $.5275 per share                                   -            -           -            -      (63,985)      (63,985)

Compensation under employee
  incentive plans                                    -            -       1,057       10,914            -        11,971

Treasury shares exchanged for
  acquisition                                        -            -       1,918        2,167            -         4,085

Purchase of shares for treasury                      -            -           -      (65,603)           -       (65,603)

------------------------------------------------------------------------------------------------------------------------
BALANCES AT
   FEBRUARY 27, 1999                             5,908      150,670           -     (524,321)   1,673,382     1,305,639
Net earnings                                         -            -           -            -      242,941       242,941

Sales of common stock
  under option plans                                 -            -      (5,181)      10,738            -         5,557

Cash dividends declared
  on common stock -
  $.5375 per share                                   -            -           -            -      (68,952)      (68,952)

Compensation under employee
  incentive plans                                    -            -      (1,802)       9,408            -         7,606

Treasury shares exchanged for
  acquisitions                                       -            -     139,209      318,293            -       457,502

Redemption of Preferred Stock                   (5,908)                                                          (5,908)

Purchase of shares for treasury                      -            -           -     (122,906)           -      (122,906)

------------------------------------------------------------------------------------------------------------------------
BALANCES AT
   FEBRUARY 26, 2000                           $     -    $ 150,670   $ 132,226  $  (308,788) $ 1,847,371   $ 1,821,479
========================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPERVALU INC. and Subsidiaries
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                            Fiscal Year Ended
---------------------------------------------------------------------------------------------------------------
                                                             February 26,     February 27,    February 28,
                                                                    2000             1999            1998
                                                               (52 weeks)      (52 weeks)      (53 weeks)
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                  $ 242,941       $ 191,338       $ 230,757
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in earnings and gain on sale of ShopKo                     -               -         (93,364)
      Depreciation and amortization                               277,062         233,523         230,082
      LIFO (income) expense                                         8,253          (3,889)          2,403
      Provision for losses on receivables                           9,895          10,150           5,791
      Gain on sale of assets                                     (163,662)              -               -
      Restructuring and other charges                             103,596               -               -
      Deferred income taxes                                       (21,041)         16,520          22,680
      Other adjustments, net                                        2,032              64          (3,476)
  Changes in assets and liabilities, excluding effect
   from acquisitions:
      Receivables                                                 (58,887)        (20,558)        (29,905)
      Inventories                                                (195,192)         80,466         (25,700)
      Accounts payable                                             61,997          14,623          38,453
      Other assets and liabilities                                 74,178          37,703          15,214
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         341,172         559,940         392,935
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                         (55,162)        (51,455)        (77,779)
  Proceeds received on long-term notes receivable                  52,101          95,172          39,966
  Proceeds from sale of assets                                    374,714          64,658         395,322
  Purchase of property, plant and equipment                      (407,947)       (240,363)       (230,910)
  Business acquisitions, net of cash acquired                    (480,502)       (165,797)        (23,523)
  Other investing activities                                      (17,704)        (23,578)        (28,742)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              (534,500)       (321,363)         74,334
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase (decrease) in checks outstanding, net of            23,529          15,958         (23,924)
   deposits
  Net issuance (reduction) of short-term notes payable            472,670         (61,439)         14,730
  Proceeds from issuance of long-term debt                        594,485         207,155          15,592
  Repayment of long-term debt                                    (672,303)       (260,928)        (84,595)
  Reduction of obligations under capital leases                   (28,376)        (24,945)        (24,055)
  Proceeds from the sale of common stock under option               2,381          16,747          37,736
   plans
  Redemption of preferred stock                                    (5,908)              -               -
  Dividends paid                                                  (66,932)        (64,014)        (64,855)
  Payment for purchase of treasury stock                         (122,906)        (65,603)       (338,337)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               196,640        (237,069)       (467,708)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     3,312           1,508            (439)
Cash at beginning of year                                           7,608           6,100           6,539
---------------------------------------------------------------------------------------------------------------
Cash at end of year                                              $ 10,920       $   7,608       $   6,100
===============================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements include the accounts of the company and all its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue and Income Recognition:
Revenues and income from product sales are recognized at the point of sale for retail food and upon shipment of the product for food distribution. Revenues and income from services rendered are recognized immediately after such services have been provided.

Inventories:
Inventories are stated at the lower of cost or market. Cost is determined through use of the last-in, first-out method (LIFO) for a major portion of consolidated inventories: 75.4 percent for fiscal 2000 and 71.6 percent for fiscal 1999. The first-in, first-out method (FIFO) is used to determine cost for remaining inventories which are principally perishable products. Market is replacement value. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company's inventories would have been higher by approximately $135.6 million at February 26, 2000 and $127.4 million at February 27, 1999.

Property, Plant and Equipment:
Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements; 3 to 10 years for equipment; and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $4.8, $3.0 and $1.9 million was capitalized in fiscal years 2000, 1999 and 1998, respectively.

Goodwill:
Amounts paid in excess of the fair value of acquired net assets are amortized on a straight-line basis. The recoverability of goodwill is assessed by determining whether the goodwill balance can be recovered through projected undiscounted cash flows and operating results over its remaining life. Impairment of the asset would be recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. As of February 26, 2000, $1.6 billion of goodwill is being amortized over 40 years. The remaining goodwill is being amortized over 15 to 20 years. Goodwill is shown net of accumulated amortization of $130.0 and $107.2 million for fiscal 2000 and 1999, respectively.

Financial Instruments:
The company, from time to time, utilizes interest rate caps, collars and swaps to manage interest costs and reduce exposure to interest rate changes. The difference between amounts to be paid or received is accrued and recognized over the life of such contracts which have various expiration dates through 2022.

Fair Value Disclosures of Financial Instruments:
The estimated fair value of notes receivable approximates the net carrying value at February 26, 2000 and February 27, 1999. Notes receivable are valued based on comparisons to publicly traded debt instruments of similar credit quality.

The estimated fair market value of the company's long-term debt (including current maturities) was less than the carrying value by approximately $1.2 million at February 26, 2000 and exceeded the carrying value by approximately $34 million at February 27, 1999. The estimated fair value was based on market quotes where available, discounted cash flows and market yields for similar instruments. The estimated fair market value of the company's commercial paper outstanding as of February 26, 2000 and February 27, 1999 approximates the carrying value.

Advertising Costs:
Advertising costs are expensed as incurred.

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

Reclassifications:
Certain reclassifications have been made to prior years' consolidated financial statements to conform to 2000 presentation. These reclassifications did not affect results of operations as previously reported.

RICHFOOD ACQUISITION

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood Holdings, Inc. ("Richfood"), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million, paid $443 million in cash for the common stock of Richfood and assumed approximately $685 million of debt in conjunction with the acquisition. In addition, the company repaid approximately $394 million of outstanding Richfood debt, leaving approximately $291 million outstanding immediately after the acquisition. The allocation of the consideration paid for Richfood to the consolidated assets and liabilities is based on estimates of their respective fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 billion is being amortized on a straight line basis over 40 years. The results of Richfood's operations from August 31, 1999 have been included in the company's financial statements.

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                    February 26, 2000             February 27, 1999
----------------------------------------------------------------------------------------------------------------
Net sales                                                     $ 22,309,061                   $21,178,846
Net earnings                                                     $ 261,406  (a)                $ 207,887  (b)
Net earnings per common share - diluted                             $ 1.87  (a)                   $ 1.47  (b)
----------------------------------------------------------------------------------------------------------------

(a) Amounts include a net gain of $10.9 million or $.08 per share-diluted from the gain on the sale of Hazelwood Farms Bakeries and from restructuring and other charges.

(b) Amounts include a restructuring charge taken by Richfood of $14.5 million or $.10 per share-diluted in their fourth quarter ended May 1998.

RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2000, the company recorded one-time pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency. Included in this total is $9.6 million for asset impairment costs. The restructuring charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions.

The facility consolidation and non-core store disposal charges represent costs to exit certain distribution centers and stores. Included in the charges are costs such as markdown of assets from net book value to estimated selling price, subsidized lease costs for leased properties at current estimated market rates, and severance and related benefits to be paid to terminated employees.

The rationalization of redundant and certain decentralized administrative functions represents severance and related benefits such as outplacement, counseling and medical coverage to be paid to terminated employees.

During the second quarter of fiscal 2000, the company acquired Richfood and signed the Kmart supply agreement. Due to these significant changes in the business, the company reevaluated the restructure activities in the fourth quarter as well as the timeline to complete. This resulted in an increase to the facility consolidation charge of $8.0 million. The non-core store disposal charge decreased $1.9 million. The infrastructure realignment charge decreased $6.1 million due to a number of voluntary terminations and higher than expected attrition. The company expects to complete these activities by the end of fiscal 2001. Details of the restructuring activity follow.

------------------------------------------------------------------------------------------------------
                                        Original
                                        Pretax        Fiscal 2000                    Balance
(In thousands, except for employees)    Charge        Activity        Adjustment     Feb. 26, 2000
------------------------------------------------------------------------------------------------------
Facility consolidation                  $ 47,226      $ 10,722        $  8,046       $ 44,550
Non-core store disposal                   41,778        10,528          (1,924)        29,326
Infrastructure realignment                14,592         1,679          (6,122)         6,791
------------------------------------------------------------------------------------------------------
Total restructure and other charges     $103,596      $ 22,929              --       $ 80,667
------------------------------------------------------------------------------------------------------
Employees                                  2,517           586            (418)         1,513
------------------------------------------------------------------------------------------------------

NOTES RECEIVABLE

Notes receivable arise from financing activities with affiliated retail food customers. Loans to affiliated retailers, as well as trade accounts receivable, are primarily collateralized by the retailers' inventory, equipment and fixtures. The notes range in length from 1 to 10 years with the average being 7 years, and may be non-interest bearing or bear interest at rates ranging from 5 to 11 percent.

Included in current receivables are notes receivable due within one year totaling $20.4 and $8.6 million at February 26, 2000 and February 27, 1999, respectively.

DEBT
----

------------------------------------------------------------------------------------------------------------
(In thousands,                                                   February 26,                  February 27,
except payment data)                                                     2000                          1999
------------------------------------------------------------------------------------------------------------
7.625%-8.875% promissory notes                                     $1,000,000                    $  400,000
 Semi-annual interest payments of
 $39.5 million; due fiscal 2003 to 2023
9.75% senior notes, $168,850 face amount                              181,485                             -
 Semi-annual interest payments of
 $8.2 million; due fiscal 2005
6.23%-6.69% medium-term notes                                         161,000                       161,000
 semi-annual interest payments of
 $5.3 million; due fiscal 2001 to 2007
7.25% promissory notes                                                      -                       150,000
 semi-annual interest payments of
 $5.4 million; due fiscal 2000
Variable rate three month LIBOR plus 1%                                88,513                       123,655
Variable rate to 7.125% industrial revenue bonds                       80,712                        80,898
8.28%-9.96% promissory notes;                                          50,757                        55,438
 due fiscal 2001 to 2010
8.875% promissory notes                                                     -                        45,000
 semi-annual interest payments of
 $2.0 million; due fiscal 2000
Other debt                                                             16,772                        28,407
------------------------------------------------------------------------------------------------------------
                                                                    1,579,239                     1,044,398
Less current maturities                                               170,381                       208,913
------------------------------------------------------------------------------------------------------------
Long-term debt                                                     $1,408,858                    $  835,485
------------------------------------------------------------------------------------------------------------

Aggregate maturities of long-term debt during the next five fiscal years are:

------------------------------------------------------------------------------------------------------------
(In thousands)
------------------------------------------------------------------------------------------------------------
2001                                                                                             $  170,381
2002                                                                                                 11,008
2003                                                                                                309,510
2004                                                                                                 17,925
2005                                                                                                433,589
------------------------------------------------------------------------------------------------------------

The company has a $400 million revolving credit agreement that expires in October 2002 along with a $300 million 364-day revolving credit agreement executed in August 1999. The company pays an annual facility fee of .09 percent for both credit agreements. The revolving credit agreements are available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreements during fiscal 2000 and 1999. During fiscal 2000, $10.5 million of letters of credit were issued under the $400 million revolving credit agreement with $40.5 million outstanding as of February 26, 2000 and $30 million as of February 27, 1999. As of February 26, 2000 and February 27, 1999, total commercial paper outstanding was $574 million and $60 million, respectively. The weighted-average interest rate on short-term borrowings outstanding was 5.8 percent at February 26, 2000 and 5.1 percent at February 27, 1999. The company periodically enters into interest rate swaps to manage exposure to interest rate changes.

On August 4, 1999 and September 17, 1999, the company issued $350 million of 10 year 7.875 percent notes and $250 million of 5 year 7.625 percent notes, respectively. Proceeds from the notes were used to finance the acquisition of Richfood and reduce commercial paper outstanding.

The debt agreements contain various covenants including maximum permitted leverage. Under the most restrictive covenants, retained earnings of approximately $158 million were available at year-end for payment of cash dividends.


LEASES
------

Capital and operating leases:

The company leases certain retail food stores, food distribution warehouses and office facilities. Many of these leases include renewal options, and to a limited extent, include options to purchase. Amortization of assets under capital leases was $27.0, $19.6 and $17.9 million in fiscal 2000, 1999 and 1998, respectively.

Future minimum obligations under capital leases in effect at February 26, 2000 are as follows:

------------------------------------------------------------------------------------------
(In thousands)                                                                       Lease
Fiscal Year                                                                    Obligations
------------------------------------------------------------------------------------------
2001                                                                               $60,084
2002                                                                                59,204
2003                                                                                58,682
2004                                                                                57,833
2005                                                                                57,413
Later                                                                              525,987
------------------------------------------------------------------------------------------
Total future minimum obligations                                                   819,203
Less interest                                                                      341,442
------------------------------------------------------------------------------------------
Present value of net future minimum obligations                                    477,761
Less current portion                                                                22,196
------------------------------------------------------------------------------------------
Long-term obligations                                                             $455,565
------------------------------------------------------------------------------------------

The present values of future minimum obligations shown are calculated based on interest rates ranging from 6.7 percent to 13.8 percent, with a weighted average of 8.3 percent, determined to be applicable at the inception of the leases.

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouse and computer equipment. Future minimum obligations under operating leases in effect at February 26, 2000 are as follows:

(In thousands)                                                                 Lease
Fiscal Year                                                              Obligations
------------------------------------------------------------------------------------
2001                                                                        $112,609
2002                                                                         102,226
2003                                                                          90,684
2004                                                                          75,958
2005                                                                          65,200
Later                                                                        360,521
------------------------------------------------------------------------------------
Total future minimum obligations                                            $807,198
------------------------------------------------------------------------------------

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $61.5, $44.4 and $40.0 million in fiscal 2000, 1999 and 1998, respectively.

Future minimum receivables under operating leases and subleases in effect at February 26, 2000 are as follows:

-------------------------------------------------------------------------------------
(In thousands)                                 Owned           Leased
Fiscal Year                                 Property         Property           Total
-------------------------------------------------------------------------------------
2001                                         $ 2,489          $24,479         $26,968
2002                                           2,383           21,434          23,817
2003                                           2,314           18,899          21,213
2004                                           1,891           15,781          17,672
2005                                           1,684           11,537          13,221
Later                                          4,948           43,224          48,172
-------------------------------------------------------------------------------------
Total future minimum receivables             $15,709         $135,354        $151,063
-------------------------------------------------------------------------------------

Owned property under operating leases is as follows:

-------------------------------------------------------------------------------------
(In thousands)                                     February 26,         February 27,
                                                          2000                 1999
-------------------------------------------------------------------------------------
Land, buildings and equipment                         $ 37,240               $ 41,033
Less accumulated depreciation                           19,238                 12,678
-------------------------------------------------------------------------------------
Net land, buildings and equipment                     $ 18,002               $ 28,355
-------------------------------------------------------------------------------------

Direct financing leases:

Under direct financing capital leases, the company leases buildings on behalf of independent retailers with terms ranging from 5 to 25 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 26, 2000 are as follows:

------------------------------------------------------------------------------------------
(In thousands)                                      Direct Financing        Capital Lease
Fiscal Year                                        Lease Receivables          Obligations
------------------------------------------------------------------------------------------
2001                                                          $16,478              $15,286
2002                                                           15,638               14,529
2003                                                           14,634               13,607
2004                                                           13,347               12,439
2005                                                           12,126               11,425
Later                                                          94,425               89,361
------------------------------------------------------------------------------------------
Total minimum lease payments                                  166,648              156,647
Less unearned income                                           66,710                    -
Less interest                                                       -               59,624
------------------------------------------------------------------------------------------
Present value of net minimum lease payments                    99,938               97,023
Less current portion                                            7,628                7,705
------------------------------------------------------------------------------------------
Long-term portion                                             $92,310              $89,318
------------------------------------------------------------------------------------------

INCOME TAXES
------------

The provision for income taxes consists of the following:

----------------------------------------------------------------------------------
(In thousands)                                   2000          1999           1998
----------------------------------------------------------------------------------
Current
   Federal                                   $187,788      $ 90,166       $109,550
   State                                       38,245        18,528         22,161
   Tax credits                                   (479)         (291)          (368)
Deferred
   Restructuring and other charges            (31,678)            0         15,550
   Other                                       10,637        16,520          7,130
----------------------------------------------------------------------------------
Total provision                              $204,513      $124,923       $154,023
----------------------------------------------------------------------------------

The difference between the actual tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

-------------------------------------------------------------------------------------
(In thousands)                                  2000            1999             1998
-------------------------------------------------------------------------------------
Federal taxes based on
   statutory rate                           $156,609        $110,691         $134,680
State income taxes, net of
   federal benefit                            19,196          13,568           16,508
Nondeductible goodwill                        11,118           6,236            6,248
Asset sale basis difference                   24,238               -                -
Other                                         (6,648)         (5,572)          (3,413)
-------------------------------------------------------------------------------------
Total provision                             $204,513        $124,923         $154,023
-------------------------------------------------------------------------------------

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 26, 2000 and February 27, 1999 are as follows:

-------------------------------------------------------------------------------------
(In thousands)                                                 2000              1999
-------------------------------------------------------------------------------------
Deferred tax assets:
   Depreciation and amortization                          $  51,268         $  20,819
   Restructuring and other charges                           41,452            11,188
   Net operating loss from acquired
       subsidiaries                                          56,784            19,111
   Provision for obligations to be settled
       in future periods                                    169,359           126,809
   Inventory                                                 13,073            14,079
   Other                                                     14,719            10,224
-------------------------------------------------------------------------------------
Total deferred tax assets                                   346,655           202,230
-------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation and amortization                           (121,458)          (85,660)
   Acquired assets adjustment to fair values                (24,430)          (55,518)
   Accelerated tax deductions for benefits
       to be paid in future periods                        (104,807)          (65,698)
   Other                                                    (43,408)          (18,003)
-------------------------------------------------------------------------------------
Total deferred tax liabilities                             (294,103)         (224,879)
-------------------------------------------------------------------------------------
Net deferred tax asset (liability)                        $  52,552         $ (22,649)
-------------------------------------------------------------------------------------

The company acquired net operating loss (NOL) carryforwards of $166.7 million for tax purposes which expire beginning in 2001 and continuing through 2018.

Temporary differences attributable to obligations consist primarily of accrued postretirement benefits and vacation pay, and other expenses which are not deductible for income tax purposes until paid. There was no valuation allowance recorded in fiscal 2000 because it is more likely than not that all deferred tax assets will be realized.

SUPPLEMENTAL CASH FLOW INFORMATION

The company's non-cash investing and financing activities were as follows:

-------------------------------------------------------------------------------------
(In thousands)                                   2000            1999            1998
-------------------------------------------------------------------------------------
Leased asset additions
   and related obligation                  $  131,316      $  106,027       $  39,072
Acquisitions:
   Fair value of assets acquired            1,951,004         196,591          28,114
   Cash paid                                  481,861         166,731          23,570
Common stock issued                           457,502               -               -
-------------------------------------------------------------------------------------
Liabilities assumed                        $1,011,641      $   29,860       $   4,544
-------------------------------------------------------------------------------------

Payments for interest and income taxes were as follows:

-------------------------------------------------------------------------------------
(In thousands)                                   2000            1999            1998
-------------------------------------------------------------------------------------
Interest (net of amount capitalized)         $141,434        $127,505        $134,645
Income taxes                                  245,177          99,686         142,829
-------------------------------------------------------------------------------------

STOCK OPTION PLANS

The company's 1997 and 1993 stock option plans allow the granting of non-qualified stock options and incentive stock options to key salaried executive employees at prices not less than 100 percent of fair market value, determined by averaging the open and close price on the date of grant. The company's 1983 plan no longer allows granting of stock options, but outstanding options remain to be exercised. In February 2000, and April 1998 and 1997, the Board of Directors reserved an additional 3.0, 2.6 and 4.0 million shares, respectively, to be issued for stock option plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board may determine at the time of granting whether each option granted will be a non-qualified or incentive stock option under the Internal Revenue Code. The term of each option will be determined by the Board of Directors or the Committee, but shall not be for more than 10 years from the date of grant. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee may determine. On August 31, 1999 the company acquired Richfood, and in connection therewith assumed all outstanding options and shares available for grant related to existing Richfood stock option plans, based on the exchange factor set forth in the merger agreement.

Changes in the options were as follows:

----------------------------------------------------------------------------------------------
                                                         Shares         Weighted Average
                                                  (In thousands)         Price per Share
----------------------------------------------------------------------------------------------
Outstanding, February 22, 1997                           10,056                   $14.46
 Granted                                                  2,796                    17.52
 Exercised                                               (4,102)                   14.00
 Canceled and forfeited                                    (372)
----------------------------------------------------------------------------------------------
Outstanding, February 28, 1998                            8,378                    15.67
 Granted                                                  2,377                    23.74
 Exercised                                               (2,487)                   14.98
 Canceled and forfeited                                    (352)
----------------------------------------------------------------------------------------------
Outstanding, February 27, 1999                            7,916                    18.26
 Richfood acquisition                                     1,030                    24.30
 Granted                                                  3,458                    28.73
 Exercised                                                 (562)                   14.76
 Canceled and forfeited                                    (100)
----------------------------------------------------------------------------------------------
Outstanding, February 26, 2000                           11,742                   $22.01
----------------------------------------------------------------------------------------------

The outstanding stock options at February 26, 2000 have exercise prices ranging from $5.31 to $40.00 and a weighted average remaining contractual life of 6.7 years. Options to purchase 6.8 and 4.9 million shares were exercisable at February 26, 2000, and February 27, 1999, respectively. These options have a weighted average exercise price of $19.05 and $17.81, respectively. Option shares available for grant were 4.9 and 3.0 million at February 26, 2000, and February 27, 1999, respectively. The company has reserved 16.8 million shares, in aggregate, for the plans.

As of February 26, 2000, limited stock appreciation rights have been granted and are outstanding under the 1978 and 1989 Stock Appreciation Rights Plans, and the 1993 Stock Plan. Such rights relate to options granted to purchase 2.6 million shares of common stock and are exercisable only upon a "change of control."

No compensation cost has been recognized for options issued under the Stock Option Plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's 2000, 1999 and 1998 net income and earnings per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share amounts)            2000          1999           1998
-------------------------------------------------------------------------------------
Net earnings
  As reported                                  $ 242,941     $ 191,338      $ 230,757
  Pro forma                                      237,381       185,951        227,896

Earnings per share - diluted
  As reported                                      $1.87        $ 1.57          $1.82
  Pro forma                                         1.82          1.52           1.80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

Assumptions                                                     2000              1999                1998
----------------------------------------------------------------------------------------------------------
Dividend yield                                                  2.00%            1.99%               2.69%
Risk free interest rate                                         6.57%            5.27%               5.62%
Expected life                                                 5 years          4 years             5 years
Expected volatility                                            21.97%           19.33%              18.21%
Estimated fair value of options granted per share              $ 6.20           $ 4.62              $ 3.39

TREASURY STOCK PURCHASE PROGRAM

In August 1996, the Board of Directors authorized a treasury stock purchase program under which the company is authorized to repurchase up to 10.0 million shares for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the company's stock. In fiscal 1999, the company repurchased 2.6 million shares at an average cost of $24.77 under the August 1996 program. In December 1999, the Board of Directors authorized a treasury stock purchase program under which the company is authorized to purchase up to $140.0 million of the company's common stock. In fiscal 2000, the company repurchased .8 million shares at an average cost of $22.66 under the August 1996 program and 5.9 million shares at an average cost of $17.86 under the December 1999 program. Subsequent to year-end, the company completed the repurchase under the December 1999 program with an additional 2.0 million shares for a total cost of $140.0 million.

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                             2000            1999           1998
-------------------------------------------------------------------------------------------------------------------
Earnings per share - basic
  Income available to common shareholders                        $242,941        $191,338       $230,757
  Weighted average shares outstanding                             129,162         120,376        125,326
  Earnings per share - basic                                        $1.88           $1.59          $1.84

Earnings per share - diluted
  Income available to common shareholders                        $242,941        $191,338       $230,757
  Weighted average shares outstanding                             129,162         120,376        125,326
  Dilutive impact of options outstanding                              928           1,585          1,224
                                                                 --------        --------       --------
  Weighted average shares and potential dilutive
  shares outstanding                                              130,090         121,961        126,550
  Earnings per share - diluted                                      $1.87           $1.57          $1.82
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

The company has guaranteed mortgage loan and other debt obligations of $17.2 million. The company has also guaranteed the leases and fixture financing loans of various affiliated retailers with a present value of $132.5 and $18.9 million, respectively. The company has provided limited recourse to purchasers of notes receivable from affiliated retailers with outstanding note balances of $71.4 and $76.3 million, at fiscal 2000 and 1999; $16.5 and $32.3 million of which the company has contingent liability for at February 26, 2000 and February 27, 1999, respectively. The company has also entered into note repurchase agreements with various lenders totaling $7.3 million under which certain events require the company to repurchase collateralized loans.

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

Contributions under the defined contribution profit sharing plans are determined at the discretion of the Board of Directors and were $1.5, $2.2 and $1.9 million for fiscal 2000, 1999 and 1998, respectively.

Amounts charged to union pension expense were $39.3, $37.9 and $37.4 million for fiscal 2000, 1999 and 1998, respectively.

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

The following tables set forth the change in benefit obligation and plan assets, a reconciliation of the accrued benefit costs and total benefit cost for the fiscal year for the company's defined benefit pension plans and other postretirement plans:

                                                        Pension Benefits                   Other Benefits

(In thousands)                                     February 26,     February 27,     February 26,     February 27,
                                                          2000             1999             2000             1999
--------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year                                  $ 321,693         $281,665         $ 74,315          $ 60,705
Acquisitions                                            56,700               --               --
Service cost                                            15,991           12,916            2,040             1,750
Interest cost                                           23,657           20,638            4,915             4,895
Actuarial loss (gain)                                  (22,304)          18,595           (5,910)           10,574
Benefits paid                                          (16,583)         (12,121)          (3,299)           (3,609)
--------------------------------------------------------------------------------------------------------------------
Benefit obligation
  at end of year                                     $ 379,154         $321,693         $ 72,061          $ 74,315
====================================================================================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                                  $ 284,767         $260,028         $     --          $     --
Acquisitions                                            81,300               --               --                --
Actual return on plan assets                            33,484           26,829               --                --
Company contributions                                    9,406           10,031            3,299             3,609
Plan participants' contributions                            --               --            2,319             1,829
Benefits paid                                          (16,583)         (12,121)          (5,618)           (5,438)
--------------------------------------------------------------------------------------------------------------------
Fair value of plan assets
  at end of year                                     $ 392,374         $284,767         $     --          $     --
====================================================================================================================

RECONCILIATION OF (ACCRUED COST)
Funded status                                        $  13,220         $(36,926)        $(72,061)         $(74,315)
Accrued contribution                                     3,230               --               --                --
Unrecognized net loss                                   10,406           34,335           10,052            16,471
Unrecognized prior service cost                           (783)            (971)          (1,435)           (1,697)
Unrecognized net obligation                                 --               95               --                --
--------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost                       $  26,073         $( 3,467)        $(63,444)         $(59,541)
====================================================================================================================

                                                           Pension Benefits                             Other Benefits
(in thousands)                                    2000           1999          1998              2000        1999         1998
---------------------------------------------------------------------------------------------------------------------------------
NET BENEFIT COSTS FOR THE FISCAL YEAR
Service cost                                  $ 15,991      $ 12,916      $ 12,668            $2,040       $1,750         $1,850
Interest cost                                   23,657        20,638        19,545             4,915        4,895          4,182
Expected return on plan assets                 (31,928)      (25,634)      (23,020)               --           --             --
Amortization of:
  Unrecognized net loss                            192             2           499               509          362             --
  Unrecognized prior service cost                 (187)          (72)          246              (262)        (262)          (262)
  Unrecognized net obligation                       63           152           172                --           --             --
---------------------------------------------------------------------------------------------------------------------------------
Net benefit costs for the fiscal year         $  7,788      $  8,002      $ 10,110            $7,202       $6,745         $5,770
=================================================================================================================================

For both the pension and the postretirement benefit calculations, the weighted-average discount rate used was 7.75 percent and 6.85 percent for fiscal 2000 and 1999, respectively, the expected return on plan assets used was 10.0 percent for both fiscal 2000 and 1999, and the rate of compensation increase was
4.0 percent and 3.5 percent for fiscal 2000 and 1999, respectively.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for both fiscal 2000 and 1999 was 9 percent decreasing to 6 percent by fiscal 2001. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the trend rate would increase the accumulated postretirement benefit obligation by $8.4 and $8.7 million in fiscal 2000 and 1999, respectively, and the net periodic cost by $1.0 and $0.9 million for fiscal 2000 and 1999, respectively. In contrast, a one percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $6.4 and $6.6 million in fiscal 2000 and 1999 respectively, and the net periodic cost by $0.8 and $0.7 million in fiscal 2000 and 1999, respectively.

The company also maintains non-contributory, unfunded pension plans to provide certain employees with pension benefits in excess of limits imposed by federal tax law. The projected benefit obligation of the unfunded plans was $19.0 and $15.0 million at February 26, 2000 and February 27, 1999, respectively. The accumulated benefit obligation of these plans totaled $15.2 and $11.9 million at February 26, 2000 and February 27, 1999, respectively. Net periodic pension cost was $3.5, $2.4, $2.3 million for 2000, 1999, and 1998, respectively.

INDUSTRY SEGMENT INFORMATION

In fiscal 2000, the company changed the way it reports its operating segments in order to align its financial results with the strategic focus of the company. The information for 1999 and 1998 has been restated from the prior years' presentation in order to conform to the 2000 presentation. Retail food operations include results of food stores owned and limited assortment stores licensed by the company. Distribution segment results include sales to affiliated food stores, mass merchants, and other logistics arrangements. Identifiable assets and capital expenditures are those assets and expenditures directly associated with the segments' physical locations.

Information concerning the company's continuing operations by business segment for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 is contained on page F-5.

SUBSEQUENT EVENT (UNAUDITED)

The company announced that the Board of Directors adopted a Shareholder Rights Plan under which one preferred stock purchase right will be distributed for each outstanding share of common stock on April 24, 2000. The rights, which expire on April 12, 2010, are exercisable only under certain conditions, and may be redeemed by the Board of Directors for $0.01 per right. The plan contains a three-year independent director evaluation provision whereby a committee of the company's independent directors will review the plan at least once every three years. The rights become exercisable, with certain exceptions, after a person or group acquires beneficial ownership of 15 percent or more of the outstanding voting stock of the company.


Unaudited Quarterly Financial Information
Quarterly unaudited financial information for SUPERVALU INC. and subsidiaries is as follows:
------------------------------------------------------------------------------------------------------------------------------------
  (In thousands, except per share data)                       Fiscal Year (52 Weeks) Ended February 26, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                 First            Second              Third             Fourth                Year
                                               (16 wks)          (12 wks)           (12 wks)           (12 wks)            (52 wks)
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                 $5,289,720        $4,145,775         $5,361,732         $5,541,852         $20,339,079
  Gross profit                                 542,823           448,186            581,706            655,068           2,227,783
  Net earnings                                  66,721            45,482             58,654             72,084             242,941
  Net earnings per common share-diluted            .55               .37                .42                .52                1.87
  Dividends declared per common share            .1325             .1350              .1350              .1350               .5375
  Weighted average shares-diluted              120,769           123,682            140,469            138,545             130,090
====================================================================================================================================


                                                              Fiscal Year (52 Weeks) Ended February 27, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                 First            Second              Third             Fourth                Year
                                               (16 wks)          (12 wks)           (12 wks)           (12 wks)            (52 wks)
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                 $5,202,576        $3,937,318         $4,079,696         $4,200,917         $17,420,507
  Gross profit                                 518,821           402,767            413,763            465,029           1,800,380
  Net earnings                                  51,798            39,900             45,260             54,380             191,338
  Net earnings per common share-diluted            .42               .33                .37                .45                1.57
  Dividends declared per common share            .1300             .1325              .1325              .1325               .5275
  Weighted average shares-diluted              122,144           122,178            121,861            121,602             121,961
====================================================================================================================================

Note: Results for Fiscal 2000 include a net gain of $10.9 million or $.08 per share-diluted from the gain on the sale of Hazelwood Farms Bakeries and from restructuring and other charges.

                         Independent Auditors' Report


The Board of Directors and Stockholders
SUPERVALU INC:

Under date of April 4, 2000, we reported on the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 26, 2000, and February 27, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the fiscal years then ended, which are included in the annual report on Form 10-K for the 2000 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
April 4, 2000

INDEPENDENT AUDITORS' REPORT

SUPERVALU INC.
Board of Directors and Stockholders
Eden Prairie, Minnesota

We have audited the consolidated financial statements of SUPERVALU INC. (the Company) and subsidiaries for the year in the period ended February 28, 1998 and have issued our report thereon dated April 6, 1998 (April 24, 2000 as to Industry Segment Information). Such financial statements and report are included in your 2000 Annual Report on Form 10-K. Our audits also included the financial statement schedule of SUPERVALU INC. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule for the year ended February 28, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 6, 1998

SUPERVALU INC. and Subsidiaries

   SCHEDULE II - Valuation and Qualifying Accounts

               COLUMN A                   COLUMN B        COLUMN C         COLUMN D        COLUMN E
   ---------------------------------  ---------------  -------------    ------------    --------------

                                          Balance at                                       Balance at
                                           beginning                                              end
              Description                    of year      Additions      Deductions           of year
   ---------------------------------  ---------------  -------------    ------------    --------------
   Allowance for doubtful accounts:
          Year ended:
             February 26, 2000           $18,983,000     17,380,000 (A)   5,964,000 (B)   $30,399,000
             February 27, 1999            13,415,000     10,150,000       4,582,000 (B)    18,983,000
             February 28, 1998            17,806,000      5,791,000      10,182,000 (B)    13,415,000

   (A) Includes $7.5 million for accounts of companies acquired.
   (B) Balance consists of accounts determined to be uncollectible and charged against reserves, net of collection on accounts previously charged off.

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

    *4.5. Fourth Supplemental Indenture dated as of August 4, 1999 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee.

    *4.6. Fifth Supplemental Indenture dated as of September 1, 1999 between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987 between the Registrant and Bankers Trust Company, as Trustee.

    *4.7. Letter of Representations dated November 12, 1992 between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant.

    *4.8. Credit Agreement dated as of October 8, 1997 among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent.

    *4.9 Letter Amendment dated as of August 20, 1999 to the Credit Agreement dated as of October 8, 1997 among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent.

    *4.10. Rights Agreement between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, dated as of April 12, 2000, including as Exhibit B the forms of Rights Certificate and Election to Exercise.

    *10.1.        SUPERVALU INC. 1993 Stock Plan, as amended.

    *10.2. SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended.

    *10.3.        SUPERVALU INC. Executive Incentive Bonus Plan.

    *10.4. SUPERVALU INC. Directors Deferred Compensation Plan for Non-Employee Directors, as amended.

    *10.5.        SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

    *10.6.        SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

     10.7.        SUPERVALU INC. ERISA Excess Plan Restatement, as amended.

    *10.8.        SUPERVALU INC. Deferred Compensation Plan.

    *10.9. SUPERVALU INC. Executive Deferred Compensation Plan as amended and Executive Deferred Compensation Plan II.

    *10.10. Amendments to the SUPERVALU INC. Deferred Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II.

    *10.11. Form of Agreement used in connection with Registrant's Executive Post-Retirement Survivor Benefit Program.

    *10.12. Form of Change of Control Severance Agreements entered into with certain officers of the Registrant.

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

    *10.17. Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

    *10.18. Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

    *10.19.       SUPERVALU INC. Long-Term Incentive Plan, as amended.

    *10.20.       SUPERVALU INC. Bonus Plan for Designated Corporate Officers.

     10.21. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended.

     10.22.       SUPERVALU INC. 1997 Stock Plan, as amended.

    *10.23.       Supplemental Retirement Agreement for William J. Bolton.

     10.24. Split Dollar Life Insurance Agreement for Michael W. Wright and Collateral Assignment of Policy.

     10.25.       SUPERVALU/Richfood Stock Incentive Plan.

     12.1.        Ratio of Earnings to Fixed Charges.

    *16.1. Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated May 8, 1998.

     21.1.        Subsidiaries of the Registrant.

     23.1.        Consent of KPMG LLP.

     23.2.        Consent of Deloitte & Touche LLP.

     24.1.        Power of Attorney.

     27.1.        Financial Data Schedules.

     99.1         Cautionary Statements Pursuant to the Securities Litigation
                  Reform Act.
_________________

*   Incorporated by Reference