Form 10-Q
period 2000-06-17
SUPERVALU INC
filed 2000-07-27
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 17, 2000.

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ............. to ..................

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

                                (952) 828-4000
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)
                                      N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                No

The number of shares outstanding of each of the issuer's classes of Common Stock as of July 15, 2000 is as follows:

               Title of Each Class                        Shares Outstanding
               -------------------                        ------------------

               Common Shares                              132,320,986

                                                    PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
  Item 1: Financial Statements
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

  CONSOLIDATED STATEMENTS OF EARNINGS

------------------------------------------------------------------------------------------------------------------------------------
  SUPERVALU INC. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
  (In thousands, except per share data)

                                                                                         First Quarter (16 weeks) ended

                                                                    June 17, 2000      % of sales      June 19, 1999      % of sales
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                               $6,953,393        100.00%       $  5,289,720         100.00%
Costs and expenses
  Cost of sales                                                          6,205,121         89.24           4,746,897          89.74
  Selling and administrative expenses                                      558,594          8.03             413,598           7.81
  Amortization of  goodwill                                                 15,065          0.22               6,826           0.13
  Gain on sale                                                                   -          -                163,662           3.09
  Restructuring and other charges                                                -          -                103,596           1.96
  Interest
    Interest expense                                                        63,636          0.92              35,570           0.67
    Interest income                                                          6,021          0.09               5,325           0.10
                                                                        -----------------------------------------------------------
       Interest expense, net                                                57,615          0.83              30,245           0.57
-----------------------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                                        6,836,395         98.32           5,137,500          97.12
                                                                        -----------------------------------------------------------
Earnings before income taxes                                               116,998          1.68             152,220           2.88

Provision for income taxes
  Current                                                                   39,713                           134,372
  Deferred                                                                   7,320                           (48,873)
                                                                        -----------------------------------------------------------
     Income tax expense                                                     47,033          0.67              85,499           1.62
                                                                        -----------------------------------------------------------
Net earnings                                                            $   69,965          1.01%       $     66,721           1.26%
                                                                        ===========================================================

Net earnings per common share- diluted                                  $      .53                      $        .55

Net earnings per common share- basic                                    $      .53                      $        .56

Weighted average number of common
    shares outstanding

       Diluted                                                             133,026                           120,769
       Basic                                                               131,987                           119,631

Dividends declared per common share                                     $    .1350                      $      .1325


All data subject to year-end audit.                                   See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

------------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                            First Quarter (16 weeks) ended
                                                                                    ------------------------------------------------
Net Sales                                                                            June 17, 2000           June 19, 1999
------------------------------------------------------------------------------------------------------------------------------------
Retail food                                                                         $    2,698,508             $  1,999,589
                                                                                              38.8%                    37.8%
Food distribution                                                                        4,254,885                3,290,131
                                                                                              61.2%                    62.2%
                                                                                    --------------             ------------
Total net sales                                                                     $    6,953,393             $  5,289,720
                                                                                             100.0%                   100.0%

------------------------------------------------------------------------------------------------------------------------------------
Earnings
------------------------------------------------------------------------------------------------------------------------------------
Retail food                                                                         $      109,397             $     79,146

Food distribution                                                                           74,909                   53,013

Gain on sale                                                                                     -                  163,662

Restructuring and other charges (1)                                                              -                 (103,596)
                                                                                    ------------------------------------------------
Total operating earnings                                                                   184,306                  192,225

Interest income                                                                              6,021                    5,325

Interest expense                                                                           (63,636)                 (35,570)

General corporate expenses                                                                  (9,693)                  (9,760)
                                                                                    ------------------------------------------------
Earnings before income taxes                                                               116,998                  152,220

Provision for income taxes                                                                 (47,033)                 (85,499)

                                                                                    ------------------------------------------------
Net earnings                                                                        $       69,965             $     66,721
====================================================================================================================================

All data subject to year-end audit.                                                  See notes to consolidated financial statements.

(1) In the first quarter of fiscal 2000, the company incurred restructuring and other charges for retail food and food distribution of $19.4 million and $84.2 million, respectively.

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                          First Quarter as of        Fiscal Year End
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      June 17,           February 26,
Assets                                                                                  2000                   2000
-------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                 $         11,781         $       10,920
  Receivables, less allowance for losses of $28,828 at
    June 17, 2000 and $30,399 at February 26, 2000                                   580,228                562,448
  Inventories                                                                      1,434,927              1,490,454
  Other current assets                                                               111,579                113,817
                                                                            ---------------------------------------
      Total current assets                                                         2,138,515              2,177,639

Long-term notes receivable                                                           185,350                179,224
Property, plant and equipment, net                                                 2,212,575              2,168,210

Goodwill                                                                           1,618,737              1,608,580

Other assets                                                                         387,501                361,700
                                                                            ---------------------------------------
Total assets                                                                $      6,542,678         $    6,495,353
                                                                            =======================================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                             $        668,799         $      576,513
  Accounts payable                                                                 1,454,208              1,430,312
  Current debt and obligations under capital leases                                  111,863                200,282
  Other current liabilities                                                          285,497                302,513
                                                                            ---------------------------------------
          Total current liabilities                                                2,520,367              2,509,620

Long-term debt and obligations under capital leases                                1,979,777              1,953,741
Other liabilities and deferred income taxes                                          207,922                210,513

Total stockholders' equity                                                         1,834,612              1,821,479
                                                                            ---------------------------------------
Total liabilities and stockholders' equity                                  $      6,542,678         $    6,495,353
                                                                            =======================================

All data subject to year-end audit.                                  See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
SUPERVALU, INC. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                                         Capital in
                                          Preferred      Common          Excess of       Treasury          Retained
                                              Stock       Stock          Par Value          Stock          Earnings        Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at February 27,  1999           $    5,908     $  150,670       $       -     $  (524,321)      $ 1,673,382     $1,305,639

Net earnings                                      -              -               -               -           242,941        242,941

Sales of common stock
  under option plans                              -              -          (5,181)         10,738                 -          5,557

Cash dividends declared
  on common stock-
  $.5375 per share                                -              -               -               -           (68,952)       (68,952)

Compensation under employee
  incentive plans                                 -              -          (1,802)          9,408                 -          7,606

Treasury shares exchanged for
  acquisitions                                    -              -         139,209         318,293                 -        457,502

Redemption of Preferred Stock                (5,908)             -               -               -                 -         (5,908)

Purchase of shares for treasury                   -              -               -        (122,906)                -       (122,906)

------------------------------------------------------------------------------------------------------------------------------------
Balances at February 26,  2000                    -        150,670         132,226        (308,788)        1,847,371      1,821,479

Net earnings                                      -              -               -               -            69,965         69,965

Sales of common stock
  under option plans                              -              -          (2,456)          4,857                 -          2,401

Cash dividends declared
  on common stock-
  $.1350 per share                                -              -               -               -           (18,517)       (18,517)

Compensation under employee
incentive plan                                    -              -              19           7,869                 -          7,888

Purchase of shares for treasury                   -              -               -         (48,604)                -        (48,604)
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 17,  2000               $        -     $   150,670      $ 129,789     $  (344,666)      $ 1,898,819     $1,834,612
====================================================================================================================================

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

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                                   Year-to-Date
                                                                                 (16 weeks ended)
--------------------------------------------------------------------------------------------------------------
                                                                             June 17,                 June 19,
                                                                                 2000                     1999
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 $   246,387            $     138,939
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term notes receivable                                     (17,271)                 (15,365)
  Proceeds received on long-term notes receivable                               6,183                    6,419
  Proceeds from sale of assets                                                 11,636                  356,961
  Purchase of property, plant and equipment                                  (113,794)                 (98,020)
  Business acquisitions, net of cash acquired                                       -                  (28,211)
  Other investing activities                                                  (44,412)                  16,450
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                          (157,658)                 238,234
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase (decrease) in checks outstanding, net of deposits                4,250                   (3,105)
  Net issuance (reduction) of short-term notes payable                         92,286                  (51,620)
  Repayment of long-term debt                                                 (91,492)                 (57,208)
  Dividends paid                                                              (36,095)                 (31,820)
  Payment for purchase of treasury stock                                      (48,604)                 (15,883)
  Other cash used in financing activities                                      (8,213)                 (11,247)
--------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                         (87,868)                (170,883)
--------------------------------------------------------------------------------------------------------------
Net increase in cash                                                              861                  206,290
Cash at beginning of year                                                      10,920                    7,608
--------------------------------------------------------------------------------------------------------------
Cash at end of first quarter                                              $    11,781            $     213,898
==============================================================================================================

Supplemental Information:
  Pretax LIFO expense                                                     $      (641)           $       (499)
  Pretax depreciation and amortization                                    $    96,349            $     72,619

All data subject to year-end audit.  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Annual Report on Form 10-K of SUPERVALU INC. ("SUPERVALU" or the "company") for its fiscal year ended February 26, 2000 ("fiscal 2000").

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at June 17, 2000 and June 19, 1999, and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Richfood Acquisition
--------------------

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood Holdings, Inc. ("Richfood"), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million, paid $443 million in cash for the common stock of Richfood and assumed approximately $685 million of debt in conjunction with the acquisition. In addition, the company repaid approximately $394 million of outstanding Richfood debt, leaving approximately $291 million outstanding immediately after the acquisition. The allocation of the consideration paid for Richfood to the consolidated assets and liabilities is based on estimates of their respective fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 billion is being amortized on a straight-line basis over 40 years.

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

------------------------------------------------------------------------------------------
                                                  June 17, 2000         June 19, 1999
------------------------------------------------------------------------------------------
(In thousands, except per share data)
------------------------------------------------------------------------------------------
Net sales                                        $    6,953,393        $    6,500,801
Net earnings                                     $       69,965        $       79,437  (a)
Net earnings per common share - diluted                    $.53                  $.57  (a)
==========================================================================================

(a) Amounts include a net gain of $10.9 million or $.09 per share-diluted from the gain on the sale of Hazelwood Farms Bakeries and from restructuring and other charges.

Restructuring and Other Charges
-------------------------------

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

During the second quarter of fiscal 2000, the company acquired Richfood and signed a $2.3 billion annual supply agreement with Kmart Corporation ("Kmart"). Due to these significant changes in the business, the company reevaluated the restructure activities in the fourth quarter of fiscal 2000 as well as the timeline to complete. This resulted in an increase to the facility consolidation charge of $8.0 million and a decrease in the non-core store disposal charge of $1.9 million. The infrastructure realignment charge decreased $6.1 million due to a number of voluntary terminations and higher than expected attrition. The company expects to complete these activities by the end of fiscal 2001. Details of the restructuring activity follow.

----------------------------------------------------------------------------------------
                                            Balance,         Fiscal 2001   Balance,
                                            Feb. 26, 2000    Activity      June 17, 2000
----------------------------------------------------------------------------------------
    (Dollars in thousands)
----------------------------------------------------------------------------------------
    Facility consolidation                     $   44,550    $     6,379      $   38,171
    Non-core store disposal                        29,326          8,605          20,721
    Infrastructure realignment                      6,791          1,513           5,278
----------------------------------------------------------------------------------------
    Total restructure and other charges        $   80,667     $   16,497      $   64,170
----------------------------------------------------------------------------------------
    Employees                                       1,513            381           1,132
========================================================================================

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ----------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
---------------------

For the first quarter of fiscal 2001, the company achieved sales of $7.0 billion, net earnings of $70.0 million and diluted earnings per share of $.53. Last year, sales were $5.3 billion, net earnings were $66.7 million and diluted earnings per share were $.55. Last year's net earnings included a net benefit of $10.9 million or $.09 per share from the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges.

Net sales
Net sales increased 31.5 percent compared to last year reflecting the acquisition of Richfood, incremental volume from other new customers and new corporate stores. Retail food and food distribution sales increased 35.0 percent and 29.3 percent, respectively.

Retail food sales increased over last year primarily due to the Richfood acquisition and 85 new store openings over the past twelve months. Same-store sales were negative 1.2 percent, due to the effect of cannibalization. Food distribution sales increased from last year primarily due to the Richfood acquisition and incremental volume from other new customers, principally the $2.3 billion annual supply agreement with Kmart.

Gross profit
Gross profit as a percentage of net sales was 10.8 percent compared to 10.3 percent last year. The growing proportion within the company's total sales mix of the higher margin retail food business impacted the gross profit percentage.

Retail food gross profit margin increased from last year primarily due to higher margins associated with the Richfood retail markets, partially offset by the impact of new stores and increased promotional activites. Food distribution gross profit margin decreased slightly, which includes the impact of the sale of Hazelwood Farms Bakeries, which had higher margins.

Selling and administrative expenses
Selling and administrative expenses were 8.3 percent of net sales compared to
7.9 percent last year. The higher percentage was primarily due to the increased proportion of the company's retail food business, which operates at a higher selling and administrative expense percentage than the food distribution business.

Retail food selling and administrative expenses as a percentage of sales increased, primarily reflecting higher labor and occupancy costs associated with the Richfood retail food markets. Food distribution selling and administrative expenses as a percentage of sales decreased due to the Richfood food distribution business, the ongoing synergies achieved from the Richfood acquisition, cost reduction initiatives and the sale of Hazelwood Farms Bakeries, which had higher selling and administrative expenses.

Sale of Business

On May 22, 1999 the company sold Hazelwood Farms Bakeries, which resulted in a pre-tax gain of $163.7 million. The company had identified Hazelwood Farms Bakeries as a non-strategic asset to be liquidated. The transaction resulted in $248.2 million of after-tax cash proceeds, which were utilized in funding the cash portion of the Richfood acquisition in the second quarter of fiscal 2000.

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

During the second quarter of fiscal 2000, the company acquired Richfood and signed the $2.3 billion annual supply agreement with Kmart. Due to these significant changes in the business, the company reevaluated the restructure activities in the fourth quarter as well as the timeline to complete. This resulted in an increase to the facility consolidation charge of $8.0 million and a decrease in the non-core store disposal charge of $1.9 million. The infrastructure realignment charge decreased $6.1 million due to a number of voluntary terminations and higher than expected attrition. The company expects to complete these activities by the end of fiscal 2001.

Operating earnings

The company's pretax operating earnings (earnings before interest and taxes) increased to $174.6 million compared with $122.4 million last year, excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges. Including the one-time items, last year's operating earnings were $182.5 million. Operating earnings before depreciation and amortization increased to $271.0 million compared with $195.0 million last year, a 39.0 percent increase. Retail food operating earnings increased 38.2 percent to $109.4 million, or 4.1 percent of sales, from last year's $79.1 million, or 4.0 percent of sales, reflecting the growth of the retail store base due to the Richfood acquisition and the opening of 85 new stores. Retail food operating earnings before depreciation and amortization increased 37.6 percent to $157.7 million, or 5.8 percent of sales, from last year's $114.6 million, or 5.7 percent of sales. Food distribution operating earnings increased 41.3 percent to $74.9 million, or 1.8 percent of sales, from $53.0 million, or 1.6 percent of sales, due primarily to the Richfood acquisition, synergies from the acquisition, incremental volume from other new customers, principally Kmart, and cost reduction initiatives, which offset the loss of operating earnings from the sale of Hazelwood Farms Bakeries. Food distribution operating earnings before depreciation and amortization increased 36.9 percent to $122.0 million, or 2.9 percent of sales, from last year's $89.1 million, or 2.7 percent of sales.

Interest expense and income
Interest expense increased to $63.6 million compared with $35.6 million last year, primarily reflecting higher average borrowings due to the Richfood acquisition. Interest income increased to $6.0 million compared with $5.3 million last year.

Income taxes
The effective tax rate was 40.2 percent in the quarter, compared with 56.2 percent in the first quarter of last year. The higher effective tax rate in the prior year was due to the gain on the sale of Hazelwood Farms Bakeries. Excluding the impact of this gain, the effective tax rate in fiscal 2000 was approximately 40.1 percent.

Net earnings
Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, net earnings increased 25.4 percent to $70.0 million or $.53 per share - diluted compared with last year's net earnings of $55.8 million or $.46 per share - diluted. Including one-time items, last year's net earnings were $66.7 million or $.55 per share - diluted. Weighted average shares - diluted increased to 133.0 million compared with last year's 120.8 million. The increase in shares outstanding is due to the 19.7 million shares issued in connection with the Richfood acquisition, partially offset by the company's repurchase of
7.9 million shares.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations for the first quarter was $246.4 million, compared with $138.9 million last year, a 77.3 percent increase. The increase is primarily due to a reduction in net working capital of $57 million and an increase in depreciation and amortization of $24 million. Net cash used in investing activities was $157.7 million, compared with net cash received of $238.2 million in the first quarter of last year. Last year's results reflect pretax proceeds received on the sale of assets of $357.0 million, which includes the proceeds received from the sale of Hazelwood Farms Bakeries. Net cash used in financing activities was $87.9 million, compared with $170.9 million last year. Of the proceeds received on last year's sale of Hazelwood Farms Bakeries, $109 million was used to reduce debt and $200 million was temporarily invested in cash equivalents until it was used to partially fund the Richfood acquisition in the second quarter of fiscal 2000.

During the first quarter of fiscal 2001, the company completed the $140 million stock repurchase program, authorized in December 1999, by purchasing 2.0 million shares at a cost of $35.2 million.

Management expects that the company will continue to replenish operating assets and reduce aggregate debt with internally generated funds. The company has adequate short-term and long-term financing capabilities to fund its capital expenditures plan and acquisitions as the opportunities arise. SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.

A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to
 .275 percent, is in place and expires in October 2002. In August 1999, the company executed a 364-day, $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. The company expects to replace this agreement prior to its expiration date with a new 364 day, $300 million revolving credit agreement having comparable terms. These revolving credit agreements are available for general corporate purposes and to support the company's commercial paper program. There were no drawings on the revolving credit agreements during fiscal 2001. Letters of credit issued under the revolving credit agreement totaled $4.2 million in fiscal 2001, compared to $10.5 million issued in fiscal 2000, with $44.7 million outstanding as of June 17, 2000. Total commercial paper outstanding as of the end of the first quarter was $667.0 million.

Cautionary statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Quarterly Report includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements, such as the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company's businesses, the ability to control food distribution costs, the ability of SUPERVALU to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes, other risk factors inherent in the food wholesaling and retail businesses and other factors, are detailed in Exhibit 99(i) to this report. Other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

There were no material changes in market risk for the company in the period covered by this report.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
-------

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

Item 2.   Changes in Securities and Use of Proceeds
-------

          None

Item 3.   Defaults Upon Senior Securities
-------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          The Registrant held its Annual Meeting of Stockholders on June 29, 2000 at which the stockholders took the following actions:

          (a) elected Lawrence A. Del Santo, Susan E. Engel, William A. Hodder and Harriet Perlmutter to the Board of Directors for terms expiring in 2003. The votes cast for and withheld with respect to each such Director were as follows:

                                                Votes For     Votes Withheld
                                                ---------     --------------

                     Lawrence A. Del Santo      105,986,275     10,880,236
                     Susan E. Engel             114,795,262      2,071,249
                     William A. Hodder          114,783,400      2,083,111
                     Harriet Perlmutter         114,682,584      2,183,927

               The Directors whose terms continued after the meeting are as follows: Edwin C. Gage, Garnett L. Keith, Jr., Richard L. Knowlton, Charles M. Lillis, Steven S. Rogers, Carole F. St. Mark and Michael W. Wright.

          (b) ratified by a vote of 115,261,168 for, 1,140,157 against, and 465,186 abstaining, the appointment of KPMG LLP as the independent auditors of Registrant for the fiscal year ending February 24, 2001.

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

    (a)   Exhibits filed with this Form 10-Q:

          (11)     Computation of Earnings Per Common Share.

          (27)     Financial Data Schedule.

          (99)(i) Cautionary Statements pursuant to the Securities Litigation Reform Act.

    (b)   Reports on Form 8-K:

          On April 17, 2000 the Registrant filed a report on Form 8-K regarding the adoption of a Shareholder Rights Plan under which the Registrant distributed one preferred stock purchase right for each outstanding share of the Common Stock of the Registrant held by shareholders of record on April 24, 2000.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUPERVALU INC. (Registrant)

Dated:  July 27, 2000                  By:/s/ Pamela K. Knous
                                          -------------------
                                              Pamela K. Knous
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Authorized officer of Registrant)

EXHIBIT INDEX
-------------

Exhibit

(11)     Computation of Earnings Per Common Share

(27)     Financial Data Schedule

(99)(i)  Cautionary Statements pursuant to the Securities Litigation
         Reform Act