Form 10-Q
period 2000-09-09
SUPERVALU INC
filed 2000-10-24
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 9, 2000.

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

The number of shares outstanding of each of the issuer's classes of Common Stock as of October 9, 2000 is as follows:

       Title of Each Class        Shares Outstanding
       -------------------        ------------------

          Common Shares              132,320,986

                                                  PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Item 1: Financial Statements
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                            Second quarter (12 weeks) ended

                                                   Sept 9, 2000            % of sales           Sept 11, 1999      % of sales
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 5,333,823              100.00%            $   4,145,775         100.00%

Costs and expenses:
  Cost of sales                                       4,740,086               88.87                 3,697,589          89.19
  Selling and administrative expenses                   442,102                8.29                   344,120           8.30
  Amortization of  goodwill                              11,383                0.21                     6,024           0.15
  Interest
    Interest expense                                     49,869                0.93                    27,439           0.66
    Interest income                                       5,430                0.10                     4,574           0.11
                                               --------------------------------------------------------------------------------
       Interest expense, net                             44,439                0.83                    22,865           0.55
                                               --------------------------------------------------------------------------------

         Total costs and expenses                     5,238,010               98.20                 4,070,598          98.19
                                               --------------------------------------------------------------------------------

Earnings before income taxes                             95,813                1.80                    75,177           1.81

Provision for income taxes
  Current                                                50,462                                        30,942
  Deferred                                              (11,945)                                       (1,247)
                                               -----------------------------------------------------------------------------

     Income tax expense                                  38,517                0.72                    29,695           0.71
                                               --------------------------------------------------------------------------------
Net earnings                                        $    57,296                1.07%            $      45,482           1.10%
                                               ================================================================================

Net earnings per common share- diluted              $       .43                                 $         .37

Net earnings per common share- basic                $       .43                                 $         .37

Weighted average number of common
    shares outstanding
       Diluted                                          133,096                                       123,682
       Basic                                            132,321                                       122,483


Dividends declared per common share                 $     .1375                                 $       .1350


All data subject to year-end audit.                                                 See notes to consolidated financial statements.

                                                  PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Item 1: Financial Statements
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                               Year-to-date (28 weeks) ended
                                                         ----------------------------------------------------------------------

                                                          Sept 9, 2000          % of sales         Sept 11, 1999   % of sales
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                $  12,287,216             100.00%         $   9,435,495     100.00%

Costs and expenses:
  Cost of sales                                             10,945,207              89.08              8,444,486      89.50
  Selling and administrative expenses                        1,000,696               8.14                757,718       8.03
  Amortization of  goodwill                                     26,448               0.22                 12,850       0.14
  Gain on sale                                                       -                  -                163,662       1.73
  Restructuring and other charges                                    -                  -                103,596       1.09
  Interest
    Interest expense                                           113,505               0.92                 63,009       0.67
    Interest income                                             11,451               0.09                  9,899       0.11
                                                         --------------------------------------------------------------------
       Interest expense, net                                   102,054               0.83                 53,110       0.56
                                                         --------------------------------------------------------------------

 Total costs and expenses                                   12,074,405              98.27              9,208,098      97.59
                                                         --------------------------------------------------------------------

Earnings before income taxes                                   212,811               1.73                227,397       2.41

Provision for income taxes
  Current                                                      104,815                                   165,314
  Deferred                                                     (19,265)                                  (50,120)
                                                         --------------------------------------------------------------------

     Income tax expense                                         85,550               0.70                115,194       1.22
                                                         --------------------------------------------------------------------

Net earnings                                             $     127,261               1.04%         $     112,203       1.19%
                                                         ====================================================================


Net earnings per common share- diluted                   $         .96                             $         .92

Net earnings per common share- basic                     $         .96                             $         .93

Weighted average number of common
    shares outstanding
       Diluted                                                 133,068                                   122,017
       Basic                                                   132,130                                   120,853


Dividends declared per common share                      $       .2725                             $       .2675

All data subject to year-end audit.                                               See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

-----------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)

                                         Second Quarter (12 weeks) ended                   Year-to-date (28 weeks) ended
                                      ---------------------------------------------------------------------------------------
Net Sales                             Sept. 9, 2000         Sept. 11, 1999              Sept. 9, 2000        Sept. 11, 1999
-----------------------------------------------------------------------------------------------------------------------------

Retail food                           $  2,141,789          $   1,705,751                $  4,840,297          $  3,705,340
                                              40.2%                  41.1%                       39.4%                 39.3%
Food distribution                        3,192,034              2,440,024                   7,446,919             5,730,155
                                              59.8%                  58.9%                       60.6%                 60.7%
                                      ---------------------------------------------------------------------------------------

Total net sales                       $  5,333,823          $   4,145,775                $ 12,287,216          $  9,435,495
                                             100.0%                 100.0%                      100.0%                100.0%

-----------------------------------------------------------------------------------------------------------------------------
Earnings
-----------------------------------------------------------------------------------------------------------------------------

Retail food                           $     86,350          $      65,132                $    195,747          $    144,278

Food distribution                           62,575                 41,188                     137,484                94,201

Gain on sale                                     -                      -                           -               163,662

Restructuring and other charges (1)              -                      -                           -              (103,596)
                                      ---------------------------------------------------------------------------------------

Total operating earnings                   148,925                106,320                     333,231               298,545


Interest income                              5,430                  4,574                      11,451                 9,899

Interest expense                           (49,869)               (27,439)                   (113,505)              (63,009)

General corporate expenses                  (8,673)                (8,278)                    (18,366)              (18,038)
                                      ---------------------------------------------------------------------------------------

Earnings before income taxes                95,813                 75,177                     212,811               227,397

Provision for income taxes                 (38,517)               (29,695)                    (85,550)             (115,194)
                                      ---------------------------------------------------------------------------------------

Net earnings                          $     57,296          $      45,482                $    127,261          $    112,203
=============================================================================================================================

All data subject to year-end audit.                                              See notes to consolidated financial statements.

(1) In the first quarter of fiscal 2000, the company incurred restructuring and other charges for retail food and food distribution of $19.4 million and $84.2 million, respectively.

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                         Second Quarter as of           Fiscal Year End
-----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                  September 9,              February 26,
Assets                                                                                  2000                      2000
-----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       $   14,460                $   10,920
  Receivables, less allowance for losses of $30,349 at
    September 9, 2000 and $30,399 at February 26, 2000                               597,537                   562,448
  Inventories                                                                      1,382,702                 1,490,454
  Other current assets                                                                98,805                   113,817
                                                                       ------------------------------------------------

      Total current assets                                                         2,093,504                 2,177,639

Long-term notes receivable                                                           180,834                   179,224

Property, plant and equipment, net                                                 2,258,249                 2,168,210

Goodwill                                                                           1,616,160                 1,608,580

Other assets                                                                         383,979                   361,700
                                                                       ------------------------------------------------

Total assets                                                                      $6,532,726                $6,495,353
                                                                       ================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                                   $  620,242                $  576,513
  Accounts payable                                                                 1,409,393                 1,430,312
  Current debt and obligations under capital leases                                  106,540                   200,282
  Other current liabilities                                                          312,894                   302,513
                                                                       ------------------------------------------------

          Total current liabilities                                                2,449,069                 2,509,620

Long-term debt and obligations under capital leases                                1,992,880                 1,953,741

Other liabilities and deferred income taxes                                          216,278                   210,513

Total stockholders' equity                                                         1,874,499                 1,821,479
                                                                       ------------------------------------------------

Total liabilities and stockholders' equity                                        $6,532,726                $6,495,353
                                                                       ================================================

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

                                                                     Capital in
                                     Preferred       Common          Excess of       Treasury       Retained
                                         Stock        Stock          Par Value          Stock       Earnings          Total
---------------------------------------------------------------------------------------------------------------------------
Balances at February 27,  1999         $ 5,908     $150,670          $       -      $(524,321)    $1,673,382     $1,305,639

Net earnings                                 -            -                  -              -        242,941        242,941

Sales of common stock
  under option plans                         -            -             (5,181)        10,738              -          5,557

Cash dividends declared
  on common stock-
  $.5375 per share                           -            -                  -              -        (68,952)       (68,952)

Compensation under employee
 incentive plans                             -            -             (1,802)         9,408              -          7,606

Treasury shares exchanged for
  acquisitions                               -            -            139,209        318,293              -        457,502

Redemption of Preferred Stock           (5,908)           -                  -              -              -         (5,908)

Purchase of shares for treasury              -            -                  -       (122,906)             -       (122,906)

-----------------------------------------------------------------------------------------------------------------------------
Balances at February 26,  2000               -      150,670            132,226       (308,788)     1,847,371      1,821,479

Net earnings                                 -            -                  -              -        127,261        127,261

Sales of common stock
  under option plans                         -            -             (3,164)         6,501              -          3,337

Cash dividends declared
  on common stock-
  $.2725 per share                           -            -                  -              -        (36,716)       (36,716)

Compensation under employee
 incentive plan                              -            -                 19          7,723              -          7,742


Purchase of shares for treasury              -            -                  -        (48,604)             -        (48,604)

-----------------------------------------------------------------------------------------------------------------------------
Balances at September 9,  2000         $     -     $150,670          $ 129,081      $(343,168)    $1,937,916     $1,874,499
=============================================================================================================================


All data subject to year-end audit.                                          See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                                          Year-to-date
                                                                                        (28 weeks ended)
----------------------------------------------------------------------------------------------------------------------
                                                                             September 9,               September 11,
                                                                                    2000                         1999
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      $ 380,653                    $ 222,387
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to long-term notes receivable                                        (31,052)                     (24,635)
  Proceeds received on long-term notes receivable                                 18,200                       22,942
  Proceeds from sale of assets                                                    20,510                      359,206
  Purchase of property, plant and equipment                                     (187,346)                    (179,401)
  Business acquisitions, net of cash acquired                                          -                     (469,185)
  Other cash provided by (used in) investing activities                          (72,148)                      36,696
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (251,836)                    (254,377)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase in checks outstanding, net of deposits                             24,744                        6,068
  Net issuance of short-term notes payable                                        43,729                      351,412
  Proceeds from issuance of long-term debt                                             -                      346,300
  Repayment of long-term debt                                                    (95,499)                    (603,987)
  Dividends paid                                                                 (36,119)                     (31,861)
  Payment for purchase of treasury stock                                         (48,604)                     (15,883)
  Other cash used in financing activities                                        (13,528)                     (16,410)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             (125,277)                      35,639
----------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                               3,540                        3,649
Cash at beginning of year                                                         10,920                        7,608
----------------------------------------------------------------------------------------------------------------------
Cash at end of second quarter                                                  $  14,460                    $  11,257
======================================================================================================================

Supplemental Information:
 Pretax LIFO expense                                                           $   1,292                    $   1,337
 Pretax depreciation and amortization                                          $ 175,312                    $ 130,378


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

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at September 9, 2000 and September 11, 1999, and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                      Year-to-date (28 weeks) ended
------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                           Sept. 9, 2000            Sept. 11, 1999
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $  12,287,216            $  11,405,477
Net earnings                                                                    $     127,261            $     130,668  (a)
Net earnings per common share - diluted                                         $         .96            $         .93  (a)
==============================================================================================================================

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

-------------------------------------------------------------------------------------------------------------------

                                                                     Balance,          Fiscal 2001    Balance,
(Dollars in thousands)                                               Feb. 26, 2000     Activity       Sept. 9, 2000
-------------------------------------------------------------------------------------------------------------------
Facility consolidation                                                   $  44,550      $   7,555         $  36,995
Non-core store disposal                                                     29,326         16,426            12,900
Infrastructure realignment                                                   6,791          2,225             4,566
-------------------------------------------------------------------------------------------------------------------
Total restructure and other charges                                      $  80,667      $  26,206         $  54,461
-------------------------------------------------------------------------------------------------------------------

Employees                                                                    1,513            402             1,111
-------------------------------------------------------------------------------------------------------------------


Item 2:     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

For the second quarter of fiscal 2001, the company achieved sales of $5.3 billion, net earnings of $57.3 million and diluted earnings per share of $.43. Last year, sales were $4.1 billion, net earnings were $45.5 million and diluted earnings per share were $.37.

Net sales

Net sales increased 28.7 percent compared to last year reflecting the acquisition of Richfood, incremental volume from other new customers and new corporate stores. Retail food and food distribution sales increased 25.6 percent and 30.8 percent, respectively.

Retail food sales increased over last year primarily due to the Richfood acquisition and 132 new store openings including 103 new limited assortment stores over the past twelve months. Same-store sales were negative 3.3 percent due to the effect of cannibalization and competitive activities in certain markets. Food distribution sales increased from last year primarily due to the Richfood acquisition and incremental volume from other new customers, principally the $2.3 billion annual supply agreement with Kmart.

Gross profit

Gross profit as a percentage of net sales was 11.1 percent compared to 10.8 percent last year. The increase was primarily due to the Richfood acquisition, which increased the proportion of the higher margin retail food business of the company.

Selling and administrative expenses
Selling and administrative expenses as a percentage of sales remained flat at
8.5 percent compared to last year.

Operating earnings

The company's pretax operating earnings (earnings before interest and taxes) increased to $140.3 million compared with $98.0 million last year, a 43.2 percent increase. Operating earnings before depreciation and amortization increased to $219.2 million compared with $155.8 million last year, a 40.7 percent increase. Retail food operating earnings increased 32.6 percent to $86.4 million, or 4.0 percent of sales, from last year's $65.1 million, or 3.8 percent of sales, primarily reflecting sales growth from the Richfood acquisition and the opening of 132 new stores. Retail food operating earnings before depreciation and amortization increased 31.2 percent to $125.7 million, or 5.9 percent of sales, from last year's $95.8 million, or 5.6 percent of sales. Food distribution operating earnings increased 51.9 percent to $62.6 million, or 2.0 percent of sales, from last year's $41.2 million, or 1.7 percent of sales, due primarily to the Richfood acquisition and incremental volume from other new customers, principally Kmart. Food distribution operating earnings before depreciation and amortization increased 50.3 percent to $101.5 million, or 3.2 percent of sales, from last year's $67.5 million, or 2.8 percent of sales.

Interest expense

Interest expense increased to $49.9 million compared with $27.4 million last year, primarily reflecting higher average borrowings due to the Richfood acquisition and higher interest rates compared to last year.

Income taxes

The effective tax rate was 40.2 percent in the second quarter, compared with
39.5 percent in the second quarter of last year as a result of a full quarter of non-deductible goodwill expense occurring in the current year associated with the Richfood acquisition.

Net earnings

Net earnings increased 26.0 percent to $57.3 million or $.43 per share - diluted compared with last year's net earnings of $45.5 million or $.37 per share - diluted. Weighted average shares - diluted increased to 133.1 million compared with last year's 123.7 million. The increase in shares outstanding was due to the 19.7 million shares issued in connection with the Richfood acquisition, partially offset by the company's repurchase of 7.9 million shares.

YEAR TO DATE RESULTS:

Net sales

Net sales increased 30.2 percent to $12.3 billion compared with $9.4 billion last year, reflecting the acquisition of Richfood, incremental volume from other new customers and new corporate stores. Retail food and food distribution sales increased 30.6 percent and 30.0 percent, respectively.

Retail food sales increased over last year primarily due to the Richfood acquisition and 132 new store openings including 103 new limited assortment stores over the past twelve months. Same-store sales were negative 2.4 percent due to the effect of cannibalization and competitive activities in certain markets. Food distribution sales increased from last year primarily due to the Richfood acquisition and incremental volume from other new customers, principally the $2.3 billion annual supply agreement with Kmart.

Gross profit

Gross profit as a percentage of net sales was 10.9 percent compared to 10.5
percent last year.   The increase was primarily due to the Richfood acquisition, which increased the proportion of the higher margin retail food business of the company.

Selling and administrative expenses

Selling and administrative expenses were 8.4 percent of net sales compared to
8.2 percent last year. The higher percentage was primarily due to the Richfood acquisition, which increased the proportion of the company's retail food business, which operates at a higher selling and adminstrative expense percentage.

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

Operating earnings

The company's pretax operating earnings (earnings before interest and taxes) increased to $314.9 million compared with $220.4 million last year, excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges. Including the one-time items, last year's operating earnings were $280.5 million. Operating earnings before depreciation and amortization increased to $490.2 million compared with $350.8 million last year, excluding one-time items, a 39.7 percent increase. Retail food operating earnings increased 35.7 percent to $195.7 million, or 4.0 percent of sales, from last year's $144.3 million, or 3.9 percent of sales, primarily reflecting sales growth from the Richfood acquisition and the opening of 132 new stores. Retail food operating earnings before depreciation and amortization increased 34.7 percent to $283.4 million, or 5.9 percent of sales, from last year's $210.4 million, or 5.7 percent of sales. Food distribution operating earnings increased
45.9 percent to $137.5 million, or 1.8 percent of sales, from $94.2 million, or
1.6 percent of sales due primarily to the Richfood acquisition and incremental volume from other new customers, principally Kmart. Food distribution operating earnings before depreciation and amortization increased 42.7 percent to $223.5 million, or 3.0 percent of sales, from last year's $156.6 million, or 2.7 percent of sales.

Interest expense

Interest expense increased to $113.5 million compared with $63.0 million last year, primarily reflecting higher average borrowings due to the Richfood acquisition and higher interest rates compared to last year.

Income taxes

The effective tax rate was 40.2 percent compared to 50.7 percent last year. The higher effective tax rate in the prior year was due to the gain on the sale of Hazelwood Farms Bakeries. Excluding the impact of this gain, the effective tax rate in fiscal 2000 was approximately 39.5 percent.

Net earnings

Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, net earnings increased 25.7 percent to $127.3 million or $.96 per share - diluted compared with last year's net earnings of $101.3 million or $.83 per share - diluted. Including one-time items, last year's net earnings were $112.2 million or $.92 per share - diluted. Weighted average shares - diluted increased to 133.1 million compared with last year's 122.0 million. The increase in shares outstanding is due to the 19.7 million shares issued in connection with the Richfood acquisition, partially offset by the company's repurchase of 7.9 million shares.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations was $380.7 million year-to-date compared with $222.4 million last year, a 71.2 percent increase. The increase is primarily due to a reduction in net working capital of $96.4 million and an increase in depreciation and amortization of $44.9 million. Net cash used in investing activities was $251.8 million, compared with $254.4 million last year. Last year's results reflect cash used for business acquisitions of $469.2 million and pretax proceeds received on the sale of assets of $359.2 million, which includes the proceeds received from the sale of Hazelwood Farms Bakeries. Net cash used in financing activities was $125.3 million, compared with $35.6 million generated last year. Last year's financing activities included the issuance of $350 million of 7 7/8 percent notes due 2009 and proceeds from the issuance of commercial paper, primarily used to fund the cash portion of the Richfood acquisition and to repay long-term debt.

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

The company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes and to support the company's commercial paper program as well as the issuance of letters of credit. A $400 million revolving credit agreement, with rates tied to LIBOR plus
 .180 to .275 percent, is in place and expires in October 2002. As of September 9, 2000, letters of credit outstanding under this agreement totaled $21.7 million, compared to $40.5 million outstanding as of September 11, 1999. In August 1999, the company executed a 364-day $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. This agreement was amended and restated in August 2000 to change the maturity date to August 2001. From time to time the company enters into short-term revolving credit agreements having tenors of three to nine months. As of October 20, 2000, the company had established $140 million in credit facilities under such agreements with rates tied to LIBOR plus .310 to .535 percent.

There have been no drawings under the company's revolving credit agreements during fiscal 2001. Total commercial paper outstanding as of the end of the second quarter was $608.0 million. On August 8, 2000, the company filed an $850 million "shelf registration". To date, there have been no securities issued under this "shelf registration".

Cautionary statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Quarterly Report includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements, such as the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company's businesses, the ability to control food distribution costs, the ability of SUPERVALU to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes, other risk factors inherent in the food wholesaling and retail businesses and other factors, are detailed in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and SUPERVALU undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There were no material changes in market risk for the company in the period covered by this report.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
-------   -----------------

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

          None

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          The Registrant held its Annual Meeting of Stockholders on June 29, 2000 at which the stockholders took the following actions:

          (a) elected Lawrence A. Del Santo, Susan E. Engel, William A. Hodder and Harriet Perlmutter to the Board of Directors for terms expiring in 2003. The votes cast for and withheld with respect to each such Director were as follows:

                                              Votes For   Votes Withheld
                                             -----------  --------------

                    Lawrence A. Del Santo    105,986,275      10,880,236
                    Susan E. Engel           114,795,262       2,071,249
                    William A. Hodder        114,783,400       2,083,111
                    Harriet Perlmutter       114,682,584       2,183,927

               The Directors whose terms continued after the meeting are as follows: Edwin C. Gage, Garnett L. Keith, Jr., Richard L. Knowlton, Charles M. Lillis, Steven S. Rogers, Carole F. St. Mark and Michael W. Wright .

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

          None.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SUPERVALU INC. (Registrant)

Dated:  October 24, 2000             By: /s/ Pamela K. Knous
                                         -----------------------------
                                             Pamela K. Knous
                                             Executive Vice President,
                                             Chief Financial Officer
                                             (Authorized officer of Registrant)

EXHIBIT INDEX
-------------


Exhibit

(11)     Computation of Earnings Per Common Share

(27)     Financial Data Schedule

(99)(i)  Cautionary Statements pursuant to the Securities Litigation
         Reform Act