Form 10-Q
period 2000-12-02
SUPERVALU INC
filed 2001-01-16
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 2, 2000.

 [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

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

Yes       X                No

The number of shares outstanding of each of the issuer's classes of Common Stock as of January 11, 2001 was as follows:

               Title of Each Class                   Shares Outstanding
               -------------------                   ------------------

               Common Shares                         132,376,174

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

                                                                                      Third quarter (12 weeks) ended

                                                                  Dec. 2, 2000       % of sales     Dec. 4, 1999      % of sales
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $ 5,420,238          100.00%       $ 5,361,732           100.00%

Costs and expenses:
  Cost of sales                                                      4,835,700           89.22          4,780,026            89.15
  Selling and administrative expenses                                  449,787            8.30            432,089             8.06
  Amortization of goodwill                                              11,494             .21             10,893             0.20
  Interest
    Interest expense                                                    49,092             .91             44,738             0.83
    Interest income                                                      5,284             .10              4,927             0.09
                                                          ------------------------------------------------------------------------
       Interest expense, net                                            43,808             .81             39,811             0.74
                                                          ------------------------------------------------------------------------

         Total costs and expenses                                    5,340,789           98.53          5,262,819            98.16
                                                          ------------------------------------------------------------------------

Earnings before income taxes                                            79,449            1.47             98,913             1.84

Provision for income taxes
  Current                                                               52,875                             36,959
  Deferred                                                             (20,937)                             3,300
                                                          ------------------------------------------------------------------------

     Income tax expense                                                 31,938             .59             40,259             0.75
                                                          ------------------------------------------------------------------------

Net earnings                                                       $    47,511             .88%       $    58,654             1.09%
                                                          ========================================================================

Net earnings per common share- diluted                             $       .36                        $       .42

Net earnings per common share- basic                               $       .36                        $       .42

Weighted average number of common
    shares outstanding
       Diluted                                                         132,733                            140,469
       Basic                                                           132,430                            139,635

Dividends declared per common share                                $     .1375                        $     .1350

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

                                                                                      Year-to-date (40 weeks) ended
                                                                 -----------------------------------------------------------------

                                                                     Dec. 2, 2000     % of sales    Dec. 4, 1999     % of sales
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $  17,707,454       100.00%      $  14,797,227          100.00%

Costs and expenses:
  Cost of sales                                                        15,780,907        89.12          13,224,512           89.37
  Selling and administrative expenses                                   1,450,483         8.19           1,189,807            8.04
  Amortization of goodwill                                                 37,942          .21              23,743            0.16
  Gain on sale                                                                                             163,662            1.11
  Restructuring and other charges                                                                          103,596            0.70
  Interest
    Interest expense                                                      162,597          .92             107,747            0.73
    Interest income                                                        16,735          .10              14,826            0.10
                                                                 -----------------------------------------------------------------
       Interest expense, net                                              145,862          .82              92,921            0.63

                                                                 -----------------------------------------------------------------
        Total costs and expenses                                       17,415,194        98.35          14,470,917           97.79
                                                                 ------------------------------------------------------------------

Earnings before income taxes                                              292,260         1.65             326,310            2.21

Provision for income taxes
  Current                                                                 157,690                          202,273
  Deferred                                                                (40,202)                         (46,820)
                                                                 -----------------------------------------------------------------

     Income tax expense                                                   117,488          .67             155,453            1.06
                                                                 -----------------------------------------------------------------

Net earnings                                                        $     174,772          .99%      $     170,857            1.15%
                                                                 =================================================================

Net earnings per common share- diluted                              $        1.31                    $        1.34

Net earnings per common share- basic                                $        1.32                    $        1.35

Weighted average number of common
    shares outstanding
       Diluted                                                            132,956                          127,553
       Basic                                                              132,220                          126,488

Dividends declared per common share                                 $       .4100                    $       .4025

All data subject to year-end audit.         See notes to consolidated financial
                                            statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

--------------------------------------------------------------------------------
SUPERVALU INC and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)

                                               Third Quarter (12 weeks) ended              Year-to-date (40 weeks) ended
                                           ----------------------------------------   ------------------------------------
Net Sales                                      Dec. 2, 2000      Dec. 4, 1999           Dec. 2, 2000          Dec. 4, 1999
-----------------------------------------------------------------------------------   ------------------------------------
Retail food                                     $ 2,158,273      $  2,075,600            $ 6,998,570          $  5,780,940
                                                       39.8%             38.7%                  39.5%                 39.1%
Food distribution                                 3,261,965         3,286,132             10,708,884             9,016,287
                                                       60.2%             61.3%                  60.5%                 60.9%
                                           -------------------------------------------------------------------------------

Total net sales                                 $ 5,420,238      $  5,361,732            $17,707,454          $ 14,797,227
                                                      100.0%            100.0%                 100.0%                100.0%

--------------------------------------------------------------------------------------------------------------------------
Earnings
--------------------------------------------------------------------------------------------------------------------------

Retail food                                     $    68,483      $     88,221            $   264,230          $    232,499
   % of sales                                          3.20%              4.3%                   3.8%                  4.0%

Food distribution                                    63,722            60,223                201,206               154,424
% of sales                                              2.0%              1.8%                   1.9%                  1.7%

Gain on sale                                              -                 -                      -               163,662

Restructuring and other charges (1)                       -                 -                      -              (103,596)
                                           -------------------------------------------------------------------------------

Total operating earnings                            132,205           148,444                465,436               446,989
% of sales                                              2.4%              2.8%                   2.6%                  3.0%

Interest income                                       5,284             4,927                 16,735                14,826

Interest expense                                    (49,092)          (44,738)              (162,597)             (107,747)

General corporate expenses                           (8,948)           (9,720)               (27,314)              (27,758)
                                           -------------------------------------------------------------------------------

Earnings before income taxes                         79,449            98,913                292,260               326,310

Provision for income taxes                          (31,938)          (40,259)              (117,488)             (155,453)
                                           -------------------------------------------------------------------------------

Net earnings                                    $    47,511      $     58,654            $   174,772          $    170,857
==========================================================================================================================

All data subject to year-end audit.         See notes to consolidated financial
                                            statements.


(1) In the first quarter of fiscal 2000, the company incurred restructuring and other charges for retail food and food distribution of $19.4 million and $84.2 million, respectively.

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                          Third Quarter as of        Fiscal Year End
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                  December 2,            February 26,
                                                                                       2000                    2000
Assets
-------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                              $             9,614       $         10,920
  Receivables, less allowance for losses of $25,302 at
    December 2, 2000 and $30,399 at February 26, 2000                                631,975                562,448
  Inventories                                                                      1,572,836              1,490,454
  Other current assets                                                                97,362                113,817
                                                                         ------------------------------------------
       Total current assets                                                        2,311,787              2,177,639

Long-term notes receivable                                                           193,968                179,224

Property, plant and equipment, net                                                 2,272,149              2,168,210

Goodwill                                                                           1,605,392              1,608,580

Other assets                                                                         355,217                361,700
                                                                         ------------------------------------------

Total assets                                                             $         6,738,513       $      6,495,353
                                                                         ==========================================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                          $           792,009       $        576,513
  Accounts payable                                                                 1,442,842              1,430,312
  Current debt and obligations under capital leases                                   42,426                200,282
  Other current liabilities                                                          331,784                302,513
                                                                         ------------------------------------------

          Total current liabilities                                                2,609,061              2,509,620

Long-term debt and obligations under capital leases                                1,987,417              1,953,741

Other liabilities and deferred income taxes                                          236,331                210,513

Total stockholders' equity                                                         1,905,704              1,821,479
                                                                         ------------------------------------------

Total liabilities and stockholders' equity                               $         6,738,513       $      6,495,353
                                                                         ==========================================

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

                                                                      Capital in
                                        Preferred         Common      Excess of         Treasury          Retained
                                            Stock          Stock      Par Value            Stock          Earnings            Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at February 27,  1999          $   5,908     $  150,670      $        -     $  (524,321)      $ 1,673,382     $  1,305,639

Net earnings                                    -              -               -               -           242,941          242,941

Sales of common stock
  under option plans                            -              -          (5,181)         10,738                 -            5,557

Cash dividends declared
  on common stock-
  $.5375 per share                              -              -               -               -           (68,952)         (68,952)

Compensation under employee
  incentive plans                               -              -          (1,802)          9,408                 -            7,606

Treasury shares exchanged for
  acquisitions                                  -              -         139,209         318,293                 -          457,502

Redemption of Preferred Stock              (5,908)             -               -               -                 -           (5,908)

Purchase of shares for treasury                 -              -               -        (122,906)                -         (122,906)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at February 26,  2000                  -        150,670         132,226        (308,788)        1,847,371        1,821,479

Net earnings                                    -              -               -               -           174,772          174,772

Sales of common stock
  under option plans                            -              -          (3,527)          7,069                 -            3,542

Cash dividends declared
  on common stock-
  $.2725 per share                              -              -               -               -           (54,959)         (54,959)

Compensation under employee
  incentive plan                                -              -             (36)          9,510                 -            9,474

Purchase of shares for treasury                 -              -               -         (48,604)                -          (48,604)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 2,  2000           $       -     $  150,670      $  128,663     $  (340,813)      $ 1,967,184     $  1,905,704
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

-------------------------------------------------------------------------------------------------------------------
                                                                                         Year-to-date
                                                                                        (40 weeks ended)
-------------------------------------------------------------------------------------------------------------------
                                                                              December 2,             December 4,
                                                                                    2000                     1999
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     $  338,742            $      20,381
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
 Additions to long-term notes receivable                                         (55,254)                 (36,935)
 Proceeds received on long-term notes receivable                                  34,672                   28,889
 Proceeds from sale of assets                                                     31,519                  368,076
 Purchase of property, plant and equipment                                      (275,972)                (249,722)
 Business acquisitions, net of cash acquired                                           -                 (469,185)
 Other cash used in investing activities                                         (48,264)                  (8,442)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (313,299)                (367,319)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
 Net increase in checks outstanding, net of deposits                              42,871                   99,018
 Net issuance of short-term notes payable                                        215,496                  391,699
 Proceeds from issuance of long-term debt                                              -                  594,485
 Repayment of long-term debt                                                    (163,460)                (645,483)
 Dividends paid                                                                  (54,338)                 (48,061)
 Payment for purchase of treasury stock                                          (48,604)                 (18,078)
 Other cash used in financing activities                                         (18,714)                 (23,702)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              (26,749)                 349,878
--------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                   (1,306)                   2,940
Cash at beginning of year                                                         10,920                    7,608
--------------------------------------------------------------------------------------------------------------------
Cash at end of third quarter                                                  $    9,614            $      10,548
====================================================================================================================

Supplemental Information:
 Pretax LIFO expense                                                          $   (3,293)           $      (5,952)
 Pretax depreciation and amortization                                         $  253,422            $     201,900

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

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at December 2, 2000 and December 4, 1999, and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

--------------------------------------------------------------------------------
                                                 Year-to-date (40 weeks) ended
--------------------------------------------------------------------------------
(In thousands, except per share data)          Dec. 2, 2000     Dec. 4, 1999
--------------------------------------------------------------------------------
Net sales                                      $17,707,454      $16,767,209
Net earnings                                   $   174,772      $   189,322  (a)
Net earnings per common share - diluted              $1.31            $1.34  (a)
================================================================================

(a) Amounts include a net gain of $10.9 million or $.08 per share-diluted from the gain on the sale of Hazelwood Farms Bakeries and from restructuring and other charges.

Restructuring and Other Charges
-------------------------------

In the first quarter of fiscal 2000, the company recorded pre-tax restructuring and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiency. Included in this total is $9.6 million for asset impairment costs. The restructuring charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions.

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

During the second quarter of fiscal 2000, the company acquired Richfood and signed a $2.3 billion annual supply agreement with Kmart Corporation ("Kmart"). Due to these significant changes in the business, the company reevaluated the restructure activities in the fourth quarter of fiscal 2000 as well as the timeline to complete. This resulted in an increase to the facility consolidation charge of $8.0 million and a decrease in the non-core store disposal charge of $1.9 million. The infrastructure realignment charge decreased $6.1 million due to a number of voluntary terminations and higher than expected attrition. The company expects to complete the majority of these activities by the end of fiscal 2001. The company is currently undertaking an asset rationalization review which may result in an additional charge in the fourth quarter. Details of the restructuring activity follow.

   -----------------------------------------------------------------------------

                                        Balance,       Fiscal 2001  Balance,
   (Dollars in thousands)               Feb. 26, 2000  Activity     Dec. 2, 2000
   -----------------------------------------------------------------------------

   Facility consolidation                $   44,550      $   8,193    $  36,357
   Non-core store disposal                   29,326         19,343        9,983
   Infrastructure realignment                 6,791          3,303        3,488
   -----------------------------------------------------------------------------
   Total restructure and other charges   $   80,667      $  30,839    $  49,828
   -----------------------------------------------------------------------------

   Employees                                  1,513            474        1,039
   -----------------------------------------------------------------------------

Subsequent Event
----------------

Kmart has notified the company that Kmart intends to terminate their $2.3 billion supply contract as of June 30, 2001. Kmart expressed its intent to consolidate its $3.7 billion in annual purchases with one supplier. The company and Kmart are in negotiations regarding such an alternative supply relationship. Although it is too early to predict the outcome of those negotiations, they could lead to additional business opportunities, a continuation of the same relationship or a termination of the supply relationship.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

For the third quarter of fiscal 2001, the company achieved sales of $5.4 billion, net earnings of $47.5 million and diluted earnings per share of $.36. Last year, sales were $5.4 billion, net earnings were $58.7 million and diluted earnings per share were $.42.

Net sales

Net sales increased 1.1 percent compared to last year. Retail food sales increased 4.0 percent while food distribution sales decreased .7 percent.

Retail food sales increased over last year primarily due to 130 new store openings including 101 new limited assortment stores over the past twelve months. Same-store sales were approximately a negative 3.0 percent due to the effect of cannibalization and competitive activities in certain markets. Food distribution sales decreased slightly from last year as incremental business, primarily with Kmart, substantially offset the loss of business known at the time of the Richfood acquisition.

Gross profit

Gross profit as a percentage of net sales was 10.8 percent compared to 10.9 percent last year. The decrease was primarily due to increased advertising and promotional spending in retail.

Selling and administrative expenses

Selling and administrative expenses as a percentage of sales was 8.5 percent for the current year compared to 8.3 percent last year. The primary reasons for the increase in selling and administrative expenses as a percentage of sales were the higher level of new stores with lower overall expense leverage and higher labor costs.

Operating earnings

The company's pretax operating earnings (earnings before interest and taxes) decreased to $123.3 million compared to $138.7 million last year, an 11.1 percent decrease. Operating earnings before depreciation and amortization decreased to $201.4 million compared with $210.2 million last year, a 4.2 percent decrease. Retail food operating earnings decreased 22.4 percent to $68.5 million, or 3.2 percent of sales, from last year's $88.2 million, or 4.3 percent of sales, as sales gains were fully offset by increased advertising, promotional spending and labor costs. Retail food operating earnings before depreciation and amortization decreased 16.0 percent to $107.8 million, or 5.0 percent of sales, from last year's $128.3 million, or 6.2 percent of sales. Food distribution operating earnings increased 5.8 percent to $63.7 million, or 2.0 percent of sales, from last year's $60.2 million, or 1.8 percent of sales, despite slightly lower sales, as achieved Richfood synergies offset higher labor costs. Food distribution operating earnings before depreciation and amortization increased
11.9 percent to $101.8 million, or 3.1 percent of sales, from last year's $90.9 million, or 2.8 percent of sales.

Interest expense

Interest expense increased to $49.1 million compared with $44.7 million last year, primarily reflecting higher average borrowings due to the share buyback at the end of fiscal 2000 and higher interest rates compared to last year.

Income taxes

The effective tax rate was 40.2 percent in the third quarter, compared with 40.7 percent in the third quarter of last year.

Net earnings

Net earnings decreased 19.0 percent to $47.5 million or $.36 per share - diluted compared with last year's net earnings of $58.7 million or $.42 per share - diluted. Cash earnings decreased to $.44 per share - diluted compared with last year's $.49 per share - diluted. Weighted average shares - diluted decreased to
132.7 million compared with last year's 140.5 million. The decrease in average diluted shares outstanding was due primarily to the 7.9 million shares repurchased under the December 1999 treasury stock program since the prior year.


YEAR TO DATE RESULTS:

Net sales

Net sales increased 19.7 percent to $17.7 billion compared with $14.8 billion last year, reflecting the acquisition of Richfood in August 1999, incremental volume from other new customers and new corporate stores. Retail food and food distribution sales increased 21.1 percent and 18.8 percent, respectively.

Retail food sales increased over last year primarily due to the Richfood acquisition and 130 new store openings including 101 new limited assortment stores over the past twelve months. Same-store sales were approximately a negative 3.0 percent due to the effect of cannibalization and competitive activities in certain markets. Food distribution sales increased from last year primarily due to the Richfood acquisition and incremental volume from other new customers, principally the $2.3 billion annual supply agreement with Kmart.

Gross profit

Gross profit as a percentage of net sales was 10.9 percent compared to 10.6 percent last year. The increase was primarily due to the Richfood acquisition, which increased the proportion of the higher margin retail food business of the company.

Selling and administrative expenses

Selling and administrative expenses were 8.4 percent of net sales compared to
8.2 percent last year. The higher percentage was primarily due to the Richfood acquisition, which increased the proportion of the company's retail food business, which operates at a higher selling and administrative expense percentage.

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

During the second quarter of fiscal 2000, the company acquired Richfood and signed the $2.3 billion annual supply agreement with Kmart. Due to these significant changes in the business, the company reevaluated the restructure activities in the fourth quarter as well as the timeline to complete. This resulted in an increase to the facility consolidation charge of $8.0 million and a decrease in the non-core store disposal charge of $1.9 million. The infrastructure realignment charge decreased $6.1 million due to a number of voluntary terminations and higher than expected attrition. The company expects to complete the majority of these activities by the end of fiscal 2001. The company is currently undertaking an asset rationalization review which may result in an additional charge in the fourth quarter.

Operating earnings

The company's pretax operating earnings (earnings before interest and taxes) increased to $438.1 million compared with $359.2 million last year, excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges. Including the one-time items, last year's operating earnings were $419.2 million. Operating earnings before depreciation and amortization increased to $691.5 million compared with $561.1 million last year, excluding one-time items, a 23.3 percent increase. Retail food operating earnings increased 13.6 percent to $264.2 million, or 3.8 percent of sales, from last year's $232.5 million, or 4.0 percent of sales, primarily reflecting sales growth from the Richfood acquisition and the opening of 130 new stores. Retail food operating earnings before depreciation and amortization increased 15.5 percent to $391.2 million, or 5.6 percent of sales, from last year's $338.7 million, or 5.9 percent of sales. Food distribution operating earnings increased
30.3 percent to $201.2 million, or 1.9 percent of sales, from last year's $154.4 million, or 1.7 percent of sales due primarily to the Richfood acquisition and incremental volume from other new customers, principally Kmart. Food distribution operating earnings before depreciation and amortization increased
31.4 percent to $325.3 million, or 3.0 percent of sales, from last year's $247.6 million, or 2.7 percent of sales.

Interest expense

Interest expense increased to $162.6 million compared with $107.7 million last year, primarily due to higher average borrowings due to the Richfood acquisition, the share buyback completed early in the first quarter of this year, and higher interest rates compared to last year.

Income taxes

The effective tax rate was 40.2 percent compared to 47.6 percent last year. The higher effective tax rate in the prior year was due to the gain on the sale of Hazelwood Farms Bakeries. Excluding the impact of this gain, the effective tax rate in fiscal 2000 was approximately 39.5 percent.

Net earnings

Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, net earnings increased 9.3 percent to $174.8 million or $1.31 per share - diluted compared with last year's net earnings of $159.9 million or $1.25 per share - diluted. Cash earnings increased to $1.59 per share - diluted compared to last year's $1.42 per share - diluted. Including one-time items, last year's net earnings were $170.9 million or $1.34 per share - diluted. Cash earnings were $1.51 per share - diluted. Weighted average shares - diluted increased to 133.0 million compared with last year's 127.6 million. The increase in shares outstanding is due to the 19.7 million shares issued in conjunction with the Richfood acquisition, partially offset by the 7.9 million shares repurchased under the December 1999 treasury stock program.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations was $338.7 million year-to-date compared with $20.4 million last year. The increase is primarily due to a reduction in net working capital of $260.9 million and an increase in depreciation and amortization of $51.5 million. Net cash used in investing activities was $313.3 million, compared with $367.3 million last year. Last year's results reflect cash used for business acquisitions of $469.2 million and pretax proceeds received on the sale of assets of $368.1 million, which includes the proceeds received from the sale of Hazelwood Farms Bakeries. Net cash used in financing activities was $26.7 million, compared with $349.9 million generated last year. Last year's financing activities included the issuance of $350 million of 7 7/8 percent notes due 2009, $250 million of 7 5/8 percent notes due 2004, and proceeds from the issuance of commercial paper, primarily used to fund the cash portion of the Richfood acquisition and to repay long-term debt.

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

The company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes and to support the company's commercial paper program as well as the issuance of letters of credit. A $400 million revolving credit agreement, with rates tied to LIBOR plus
 .180 to .275 percent, is in place and expires in October 2002. As of December 2, 2000, letters of credit outstanding under this agreement totaled $21.7 million, compared to $40.5 million outstanding as of December 4, 1999. In August 1999, the company executed a 364-day $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. This agreement was amended and restated in August 2000 to change the maturity date to August 2001. From time to time the company enters into short-term revolving credit agreements having tenors of three to nine months. As of December 2, 2000, the company had established $215 million in credit facilities under such agreements with rates tied to LIBOR plus .310 to .535 percent. There have been no drawings under the company's revolving credit agreements during fiscal 2001. Total commercial paper outstanding as of the end of the third quarter was $795.0 million.

On August 8, 2000, the company filed an $850 million "shelf registration". To date, there have been no securities issued under this "shelf registration".

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Quarterly Report includes forward-looking statements. The company's businesses are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. These include, but are not limited to, the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company's businesses, the ability to control food distribution costs, the ability of the company to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes and other risk factors inherent in the food wholesaling and retail businesses, all of which are set forth in further detail in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.

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

                                      SUPERVALU INC. (Registrant)

Dated:  January 16, 2001              By: /s/ Pamela K. Knous
                                          ---------------------------
                                              Pamela K. Knous
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Authorized officer of Registrant)

EXHIBIT INDEX
-------------

Exhibit

(11)     Computation of Earnings Per Common Share

(99)(i) Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act