Form 10-K405
period 2001-02-24
SUPERVALU INC
filed 2001-04-27
CIK 95521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 24, 2001

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2001 was approximately $1,690,643,608 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on April 16, 2001).

Number of shares of $1.00 par value Common Stock outstanding as of April 16, 2001: 132,404,624

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement filed for Registrant's 2001 Annual Meeting of Stockholders are incorporated into Part III, as specifically set forth in Part III.

                            [Cover page 2 of 2 pages]

                                     PART I

ITEM 1. BUSINESS

         General Development

         SUPERVALU is the nation's tenth largest supermarket retailer and largest food distributor to grocery retailers based on revenues. SUPERVALU conducts its retail operations under three principal store formats: price superstores, under such retail banners as Cub Foods, Shop `n Save, Shoppers Food Warehouse, Metro and biggs; limited assortment stores, under the retail banner Save-A-Lot; and supermarkets, under such retail banners as Farm Fresh, Laneco, Hornbachers and Scott's Foods. SUPERVALU also sells food and non-food products at wholesale throughout the United States to retail food stores, mass merchants and through other logistics arrangements. As of the close of the fiscal year, the Company conducted its retail operations through 1,194 retail food stores, including 727 licensed limited assortment stores. In addition, as of the close of the fiscal year, the Company was affiliated with 5,450 retail food stores in 48 states as the primary supplier of approximately 3,200 stores and a partial supplier of approximately 2,250 stores.

         SUPERVALU continues to focus on its retail food and food distribution operations. SUPERVALU's plans include growing its retail operations through new store development and acquisitions, and growing its distribution operations by affiliating new customers, increasing efficiencies in its food distribution operations and participating in the consolidation of the food distribution industry. During fiscal 2001, the Company added 122 retail stores through new store development and acquisitions, including 75 licensed limited assortment stores. In the fourth quarter of fiscal 2001, the Company completed a company-wide asset review to identify assets that do not meet return objectives, provide long-term strategic opportunities, or justify additional capital investment. As a result, in fiscal 2002, the Company will consolidate certain distribution facilities, exit certain non-core retail markets and dispose of under-performing retail stores.

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

         Financial Information About Industry Segments

         The Company's businesses are classified by management into two primary industry segments: Retail Foods and Food Distribution. Retail food operations include results of food stores owned and results of sales to limited assortment stores licensed by the Company. Food distribution operations include results of sales to affiliated food stores, mass merchants, and other logistics arrangements. The financial information about the Company's industry segments for the three years ended February 24, 2001 is found in a separate section of this report on page F-4.

         Retail Food Operations

         Overview. At February 24, 2001, the Company conducted its retail operations through a total of 1,194 retail food stores, including 727 licensed limited assortment stores, under its principal retail formats that include price superstores, limited assortment and supermarkets. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances. In fiscal 2002 the Company anticipates opening 10-15 new price superstores and 100-120 limited assortment stores while closing under-performing stores and exiting certain non-core markets.

         Price Superstores. The Company's price superstore format focus is on providing value to SUPERVALU customers while offering a convenient one stop shopping opportunity. Most of the Company's price superstores offer traditional dry grocery departments, along with strong departments for perishables, including produce, baked goods, fresh packaged meat, seafood products and floral assortments. Price superstores carry over 30,000 items, and generally range in size from 45,000 to 100,000 square feet with an average size of approximately 68,000 square feet.

         At fiscal year end, the Company owned and operated 207 price superstores under the Cub Foods, Shop 'n Save, Shoppers Food Warehouse, Metro and biggs' banners in 13 states. An additional 55 stores are franchised to independent retailers. The price superstores hold the number one, two or three market position in most of their markets.

         Private label products are a focus of SUPERVALU's price superstore format. The Company is in the process of developing proprietary name branded products. Currently, there are approximately 1,300 items under the Cub Foods brand, and the Company intends on further expanding this offering of products.

         Limited Assortment. The Company operates limited assortment stores under the banner of Save-A-Lot. The Company believes Save-A-Lot is the nation's leading limited assortment food retailer. Save-A-Lot limited assortment stores typically are approximately 15,000 square feet in size, and stock approximately 1,200 high volume items that focus on a single size for each product sold. At a Save-A-Lot store, the majority of the products offered for sale are control branded products. The specifications for the Save-A-Lot controlled branded product emphasize quality and characteristics that the Company believes are comparable to national brands. The Company's attention to the packaging of Save-A-Lot products has resulted in the Company registering a number of its custom labels.

         At fiscal year end, there were 905 limited assortment stores located in 36 states, of which 727 were licensed, which are supplied from 11 Save-A-Lot distribution centers.

         Supermarkets. The Company's supermarkets format combines a grocery store that has a variety of specialty departments, that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, photo finishing, delicatessen, bakery and in-store bank, with a traditional drug store that includes a pharmacy. The supermarkets format offers traditional dry grocery departments along with strong fresh food departments. A typical supermarket carries approximately 40,000 items and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 48,000 square feet.

         At fiscal year-end, the Company operated 82 supermarkets under the Farm Fresh, Laneco, Hornbachers' and Scott's Foods banners.

         Food Distribution Operations

         Overview. SUPERVALU distributes food and non-food products at wholesale and offers a variety of retail support services. At February 24, 2001, the Company was affiliated with approximately 3,200 stores as their primary supplier and approximately 2,250 additional stores as a partial supplier. SUPERVALU's food distribution customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. Such customers include single and multiple store independent operators, regional and national chains, as well as mass merchants and the military.

         In September 1999, SUPERVALU entered into a supply agreement with Kmart Corporation to distribute and replenish an incremental $2.3 billion of Kmart's grocery related distribution volume annually to 1,350 locations. The supply agreement will terminate June 30, 2001. As of the fiscal year end, no other single customer represented more than two percent (2%) of the Company's total sales.

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

         SUPERVALU offers three tiers of private label products to its customers: premium product under the private label PREFERRED SELECTION; first quality product under such private labels as CUB, FLAVORITE, HOME BEST, IGA, RICHFOOD, VALU CHOICE; and economy product under such private labels as SHOPPERS VALUE and BI-RITE. SUPERVALU supplies private label merchandise over a broad range of products included in every department in the store. These products are produced to the Company's specifications by many suppliers.

         Logistics Network. Deliveries to retail stores are made from the Company's distribution centers by Company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system of slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network is composed of seven marketing regions comprised of 36 wholesale distribution facilities. The Company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers cost of operations. In an effort to continually rationalize the network the Company has announced plans to close seven distribution centers in fiscal 2002 as part of its recently completed asset review.

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

         Trademarks

         The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP `N SAVE, NEW MARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See "Retail Food Operations - Price Superstores" and " - Limited Assortment," and "Food Distribution Operations - Products Supplied". The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

         Competition

         The Company's retail food and food distribution businesses are highly competitive and characterized by low profit margins. The Company believes that the success of its retail food and food distribution businesses is dependent upon the ability of the Company's retail food operations and the independent retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores in a consolidating market. Principal competition comes from local, regional and national chains under a variety of formats (i.e. supercenters, supermarkets, limited assortment stores, membership warehouse clubs, convenience stores, various formats selling prepared foods, and specialty and discount retailers), as well as from independent food stores. The Company believes that the principal competitive factors that face its owned stores as well as the stores owned by independent retailers it supplies include: the location and image of the store; the price, quality and variety of product; and the quality and consistency of service. In recent years, a number of companies have emerged that operate retail food and distribution businesses that allow consumers to shop from and receive delivery to their homes using electronic ordering systems. The Company is a supplier to companies that utilize this business concept.

         At the food distribution level, the Company competes directly with a number of food wholesalers. The Company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees, and the location of the store sites and distribution facilities.

         Employees

         At February 24, 2001, the Company had approximately 62,100 employees. Approximately 28,400 employees are covered by collective bargaining agreements. During fiscal 2001, 19 agreements covering 6,500 employees were re-negotiated without any work stoppage. In fiscal 2002, 16 contracts covering approximately 6,500 employees will expire. The Company believes that it has generally good relationships with its employees.

         Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

         Any statements in this report regarding SUPERVALU's outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on management's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project," "management believes" or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The following is a summary of certain factors, the results of which could cause SUPERVALU's future results to differ materially from those expressed in any forward-looking statements contained in this report:

         o    the impact of changing economic or business conditions;
         o competitive practices in the retail and food distribution industries;
         o the nature and extent of the consolidation of the retail food and food distribution industries;
         o the ability of the Company to attract and retain customers for its food distribution operations, and control food distribution costs;
         o the ability of the Company to grow through acquisition and assimilate the acquired entities;
         o the ability of the Company to continue to recruit, train and retain quality franchise, licensed and corporate retail store operators;
         o    the availability of favorable credit and trade terms;
         o the ability of the Company to execute and realize the perceived benefits of restructuring activities resulting from its asset review, such as the rationalization of its distribution network and retail locations;
         o the impact of food safety issues that may arise from time to time as a result of the actions of other parties, including but not limited to those affecting the quality of meat products;
         o    food price changes; and
         o other risk factors inherent in the retail food and food distribution businesses.

         Please refer to Exhibit 99.1 of this report, as filed with the Securities and Exchange Commission, and subsequent reports filed with the Commission, for a more detailed discussion of these and other factors that could cause SUPERVALU's actual results in future periods to differ materially from those projected in such forward-looking statements.

ITEM 2. PROPERTIES

         Retail Food Operations

         The following table is a summary of the corporate retail stores operated by the Company under its principal retail formats as of February 24, 2001:

                                                                                               Square         Square
                                                                                               Footage       Footage
                                           Location and Number                                  Owned         Leased
Retail Format            Banners           of Corporate Stores                              (Approximate)  (Approximate)
-------------            -------           -------------------                              -------------  -------------
Price Superstore         Cub Foods/1/      Colorado (10), Illinois (29), Indiana (11),        3,161,000      2,858,000
                                           Iowa (2), Minnesota (24), Wisconsin (10)

                         Shop `n Save      Illinois (14), Missouri (19), Pennsylvania (22)      467,000      2,372,000

                         Shoppers Food     Maryland (22), Virginia (18)                            -0-       1,987,000
                         Warehouse

                         Metro             Delaware (1), Maryland (18)                             -0-       1,025,000

                         bigg's            Colorado (1), Indiana (1), Kentucky (1),             158,000      1,244,000
                                           Ohio (7)


Limited Assortment       Save-A-Lot/2/     Arkansas (6), California (17), Connecticut (3),      179,000      2,419,000
                                           Delaware (5), Florida (55), Georgia (3),
                                           Illinois (3), Louisiana (1), Maryland (2),
                                           Massachusetts (8), Mississippi (5),
                                           Missouri (8), New Jersey (6), Ohio (22),
                                           Pennsylvania (21), Rhode Island (3),
                                           Tennessee (4), Vermont (1), Virginia (5)

Supermarkets             Farm Fresh        Virginia (36)                                         30,000      1,750,000

                         Laneco            New Jersey (4), Pennsylvania (12)                    144,000        853,000

                         Hornbachers       Minnesota (1), North Dakota (4)                       95,000        113,000

                         Scott's Food      Indiana (18)                                         178,000        772,000

----------

  /1/ Excludes 55 Cub Foods stores that are operated by independent retailers. /2/ Excludes 727 Save-A-Lot stores that are licensed by independent retailers.

         The retail food stores that are leased by the Company generally have a term of 15-25 years plus renewal options.

        Food Distribution Operations

        The following table lists the principal location and approximate size of the Company's principal distribution centers and office space utilized in the Company's food distribution operations and for its retail limited assortment stores as of February 24, 2001:

                                                                              Square                Square
                                                                              Footage              Footage
                                                                               Owned                Leased
Region or Division    Location and Number of Distribution Centers          (Approximate)         (Approximate)
------------------    -------------------------------------------          -------------         -------------
Central Region        Indiana (1), Kentucky (1)*, Ohio (1)
                      Pennsylvania (3), West Virginia (1)                    3,594,000               438,000

Midwest Region        Illinois (2), Missouri (1), Wisconsin (2)              2,833,000             1,120,000

Northern Region       Iowa (1), Minnesota (1), North Dakota (2)              3,532,000                     0

New England           Connecticut (1)*, Maine (1), Massachusetts (1),        1,040,000               650,000
Region                New Hampshire (1)*, Rhode Island (1)

Northwest Region      Colorado (1), Montana (2), Washington (2)              2,603,000               124,000

Southeast Region      Alabama (2), Florida (1), Georgia (1)*,                1,975,000             1,290,000
                      Louisiana (1)*, Mississippi (1)

Eastern Region        Maryland (1)*, Pennsylvania (1), Virginia (2)          3,406,000               422,000

Save-A-Lot            California (1), Florida (1), Georgia (1),              1,303,000             1,338,000
                      Kentucky (1), Maryland (1), Michigan (1),
                      Missouri (2), New York (1), Ohio (1),
                      Tennessee (1), Texas (1)

* The Company recently announced plans to close these distribution centers and its Great Falls, Montana facility in fiscal 2002.

---------------

         Additional Property

         The Company's principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company.

         Additional information on the Company's properties is found in another section of this report on pages F-13 through F-15 in the Note captioned "Leases" of Notes to the Company's Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company's present needs and businesses.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted during the fourth quarter of fiscal year 2001 to a vote of the security holders of the Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the Company as of April 27, 2001.

                                                                    Year Elected
                                                                 to Present   Other Positions Recently Held With
         Name           Age       Present Position                Position                the Company
---------------------- ---- ----------------------------------- ------------- -----------------------------------
Michael W. Wright       62  Director, Chairman of the Board         1982      President, 1982 - 2000
                            and Chief Executive Officer(1)

Jeffrey Noddle          54  President and Chief Operating           2000      Executive Vice President; and
                            Officer(1)                                        President and Chief Operating
                                                                              Officer - Wholesale Food Companies
                                                                              1995 - 2000

David L. Boehnen        54  Executive Vice President                1997      Senior Vice President, Law and
                                                                              External Relations, 1991 - 1997

Michael L. Jackson      47  Executive Vice President; President     2001      Senior Vice President, Retail Food
                            and COO, Distribution                             Companies, 1999-2001; President,
                                                                              Northwest Region, 1995-1999

Pamela K. Knous         47  Executive Vice President, Chief         1997
                            Financial Officer

Robert W. Borlik        52  Senior Vice President, Chief            1999
                            Information Officer

Kim M. Erickson         47  Senior Vice President  and              1998      Senior Vice President, Finance and
                            Treasurer                                         Treasurer, 1997 - 1998;  Vice
                                                                              President and Treasurer, 1995-1997

Gregory C. Heying       52  Senior Vice President,                  1994
                            Distribution

J. Andrew Herring       42  Senior Vice President, Corporate        1999      Vice President, Corporate
                            Development and External Relations                Development and External Relations,
                                                                              1998-1999

John H. Hooley          49  Senior Vice President;                  2000      Vice President; President and Chief
                            President & CEO, Cub Foods                        Executive Officer, Cub Foods,
                                                                              1992-1999

W. O'Neill McDonald     57  Senior Vice President,                  1998      President, Midwest Region, 1995-1998
                            Distribution Food Companies

Ronald C. Tortelli      54  Senior Vice President, Human            1988
                            Resources

                                                                Year Elected
                                                                 to Present   Other Positions Recently Held With
         Name           Age       Present Position                Position                the Company
---------------------- ---- ----------------------------------- ------------- -----------------------------------
Leland J. Dake          44  Vice President, Merchandising,          1998      Vice President, Corporate Category
                            Distribution Food Companies                       Management, 1995- 1998

Stephen P. Kilgriff     59  Vice President, Legal Services          2000      Associate General Counsel, 1996-2000

Sherry M. Smith         39  Vice President, Controller,             1998      Assistant Corporate Controller,
                            Corporate                                         1996-1998; Director, Finance and
                                                                              Accounting/Advantage, 1995-1996

(1) Mr. Wright plans to retire as Chief Executive Officer of the Company effective June 27, 2001, the date of the Company's Annual Meeting of Stockholders, and continue as a director and Chairman of the Board after that date. On April 11, 2001, Mr. Noddle was elected to succeed Mr. Wright as President and Chief Executive Officer of the Company, effective June 27, 2001.

--------------------

         The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is elected. There are no arrangements or understandings between any of the executive officers of the Company and any other person (not an officer or director of the Company acting as such) pursuant to which any of the executive officers were selected as an officer of the Company. There are no immediate family relationships between or among any of the executive officers of the Company.

         Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five years, except for Pamela K. Knous, Robert W. Borlik, J. Andrew Herring and John H. Hooley.

         Ms. Knous was elected to her current position in September 1997. From December 1995 to August 1997, she was Executive Vice President, Chief Financial Officer and Treasurer of The Vons Companies, Inc., a retail grocery company.

         Mr. Borlik was elected to his current position in April 1999. From 1995 to March 1999, he was Vice President, Information Services, of Northwest Airlines, Inc., an air transportation company and subsidiary of Northwest Airlines Corporation.

         Mr. Herring was elected to his current position in April 1999. From February 1998 to April 1999, he was Vice President, Corporate Development and External Relations of the Company, and prior to that time, he was a partner with the law firm of Dorsey & Whitney LLP.

         Mr. Hooley was elected to his current position in November 2000. From February 2000 to September 2000, he was Executive Vice President of Partner Alliances, 24K.com., a loyalty marketing company and affiliate of the Carlson Companies. From November 1992 to September 1999, he was President and Chief Executive Officer of Cub Foods.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 16, 2001, there were 132,404,624 shares of common stock outstanding. At that date, there were 7,265 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to sales price for the Company's common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading "Common Stock Price" in Part II, Item 7 below. The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is found in a separate section of this report on page F-12 in the Note captioned "Notes Receivable" of the Notes to Consolidated Financial Statements.

         During the fiscal year ended February 24, 2001, the Company issued 36,500 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a "sale" within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

         The information called for by Item 6 is found in a separate section of this report on page F-1. See "Index of Selected Financial Data, Financial Statements and Schedules."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

COMPANY-WIDE ASSET REVIEW

In the fourth quarter of fiscal 2001, the company completed a company-wide asset review to identify assets that do not meet return objectives, provide long-term strategic opportunities, or justify additional capital investment. As a result, the company recorded charges of $240.1 million pre-tax, or $153.9 million after tax. The charges are net of a $10.3 million reversal of the fiscal 2000 restructure charge.

---------------------------------------------------------------------------------------------------------------
COMPONENTS OF THE FISCAL 2001 COMPANY-WIDE ASSET REVIEW AS REFLECTED IN THE CONSOLIDATED STATEMENT OF EARNINGS
---------------------------------------------------------------------------------------------------------------
                                                                                                 Charge
Caption                                        Nature of Charge                               (In millions)
-------------------------------- ----------------------------------------------------------- ------------------
Restructure and other charges     o  Consolidation of distribution centers                       $67.2
                                  o  Exit of non-core retail markets                              68.0
                                  o  Disposal of non-core assets and other administrative
                                     reductions                                                   46.4
                                  o  Reversal of prior year charge                               (10.3)
-------------------------------- ----------------------------------------------------------- ------------------
                                        Total restructure and other charges                      171.3
Cost of sales                     o  Inventory markdowns for restructure activities and
                                     store closings                                               17.1
Selling and administrative        o  Store closing reserves, write-off of uncollectible
expenses                             receivables and other items                                  51.7
-------------------------------- ----------------------------------------------------------- ------------------
                                        Total charges                                           $240.1
-------------------------------- ----------------------------------------------------------- ------------------

The restructure and other charges of $171.3 million include $89.7 million of asset impairment charges, $41.8 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations, and $39.8 million for severance and employee related costs. The charge by segment was $59.8 million for retail food and $111.5 million for food distribution. These actions include a net reduction of approximately 4,500 employees throughout the organization. Management expects the majority of these actions to be completed by the end of fiscal 2002.

The activities associated with the fiscal 2001 charges are expected to generate after tax cash inflows of approximately $60 million with approximately $30 million occurring in fiscal 2002. Cash inflows are generated primarily from the sale of assets and liquidation of working capital.

During the fourth quarter of fiscal 2001, the company reduced the fiscal 2000 restructuring reserve by $10.3 million primarily for a change in estimate for the disposal of a distribution facility that will occur in the first half of fiscal 2002. The reserves at the end of fiscal 2001 for fiscal 2000 restructure charges were $17.9 million, including $10.5 million for lease subsidies, lease terminations and future payments on exited leased facilities and $7.4 million for severance and employee related costs. There are 463 employees remaining to be terminated related to this reserve.

RESULTS OF OPERATIONS

In fiscal 2001, the company achieved record sales of $23.2 billion compared to $20.3 billion last year. Net earnings for fiscal 2001 were $82.0 million, and diluted earnings per share were $.62. After excluding the impacts of the company-wide asset review of $240.1 million pre-tax, fiscal 2001 net earnings were $235.9 million, and diluted earnings per share were $1.78.

Net earnings for fiscal 2000 were $242.9 million, and diluted earnings per share were $1.87. After excluding the net gain from the sale of Hazelwood Farms Bakeries and from restructure and other charges, fiscal 2000 net earnings were $232.0 million and diluted earnings per share were $1.78.

The results of operations include the impact from the Richfood acquisition and the results of its operations from August 31, 1999. Highlights of results of operations as reported were as follows:

---------------------------------------------------------------------------------------------------
(In millions)                           February 24,         February 26,           February 27,
                                           2001                 2000                    1999
                                        (52 weeks)           (52 weeks)              (52 weeks)
---------------------------------------------------------------------------------------------------
Net sales                          $23,194.3   100.0%    $20,339.1   100.0%     $17,420.5    100.0%
Cost of sales                       20,635.6    89.0      18,111.4   89.0        15,620.1    89.7
Selling and administrative
 expenses                            2,042.3     8.8       1,705.0    8.4         1,382.2     7.9
Gain on sale                               -       -        (163.7)  (0.8)              -      -
Restructure and other charges          171.3     0.7         103.6    0.5               -      -
Interest expense                       212.9     0.9         154.5    0.8           124.1     0.7
Interest income                         22.1    (0.1)         19.1   (0.1)           22.2    (0.1)
---------------------------------------------------------------------------------------------------
Earnings before income taxes           154.4     0.7         447.4    2.2           316.2     1.8
Income tax expense                      72.4     0.3         204.5    1.0           124.9     0.7
---------------------------------------------------------------------------------------------------

Net earnings                       $    82.0     0.4%    $   242.9    1.2%      $   191.3     1.1%
===================================================================================================

Comparison of fifty-two weeks ended February 24, 2001 ("2001") with fifty-two weeks ended February 26, 2000 ("2000"):

Net sales for 2001 of $23.2 billion increased 14.0 percent from $20.3 billion in 2000, reflecting the acquisition of Richfood in August 1999, incremental volume from other new customers, and new corporate stores. Retail food and food distribution sales increased 15.9 percent and 12.8 percent, respectively.

Retail food sales were favorable in 2001 compared to 2000 primarily due to the Richfood acquisition and the opening of new stores since last year. Fiscal 2001 store activity, including licensed units, resulted in 117 new stores opened, five stores acquired, and 45 stores closed or sold for a total of 1,194 stores at year end, an increase of 6.9 percent over the prior year. Same-store sales decreased approximately 4 percent, impacted by competitive activities and cannibalization in certain markets. Food distribution sales increased from last year primarily due to the Richfood acquisition and incremental volume from other new customers, principally the $2.3 billion annual supply agreement with Kmart. The supply agreement with Kmart will terminate June 30, 2001.

Gross profit as a percentage of net sales remained flat at 11.0 percent.

Selling and administrative expenses were 8.8 percent of net sales for 2001 compared to 8.4 percent of sales last year. The increase reflects $51.7 million primarily for store closing reserves and the write-off of certain uncollectible receivables taken as part of the company-wide asset review. Excluding these charges, selling and administrative expenses were 8.6 percent of net sales. The increase was primarily due to the growing proportion of the company's retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business.

The company's pre-tax operating earnings were $345.2 million in 2001 compared with $582.8 million in 2000. Fiscal 2001 pre-tax operating earnings include a $240.1 million charge incurred as a result of the company-wide asset review and fiscal 2000 pre-tax operating earnings include a net $60.1 million benefit from the gain on sale of Hazelwood Farms Bakeries of $163.7 million, partially offset by restructure and other charges of $103.6 million.

Excluding the impacts of the company-wide asset review in fiscal 2001 and the sale of Hazelwood Farms Bakeries and the restructure and other charges in fiscal 2000, the company's pre-tax operating earnings increased to $585.3 million in 2001 compared with $522.8 million in 2000, a 12.0 percent increase; operating earnings before depreciation and amortization increased to $921.6 million in 2001, compared with $799.8 million in 2000, a 15.2 percent increase; retail food operating earnings increased 1.5 percent to $345.8 million in 2001 from $340.7 million in 2000; retail food operating earnings before depreciation and amortization were $518.3 million, or 5.5 percent of sales compared with $490.3 million or 6.1 percent of sales; food distribution operating earnings increased
23.3 percent in 2001 to $275.4 million from $223.4 million in 2000; food distribution operating earnings before depreciation and amortization increased
25.4 percent to $436.0 million, or 3.2 percent of sales from last year's $347.6 million, or 2.8 percent. Retail food operating earnings increased primarily due to the Richfood acquisition and the opening of 117 stores, substantially offset by increased advertising, promotional spending and labor costs. Food distribution operating earnings increased primarily due to the Richfood acquisition and incremental volume from other customers, principally Kmart.

Interest expense increased to $212.9 million in 2001, compared with $154.5 million in 2000, reflecting increased borrowings due to the Richfood acquisition in August 1999 and the $140 million share buyback under the December 1999 treasury stock program completed early in the first quarter of fiscal 2001. Interest income increased to $22.1 million in 2001 compared with $19.1 million in 2000.

The effective tax rate was 46.9 percent in 2001 compared with 45.7 percent in 2000. Excluding the impacts of the company-wide asset review in 2001 and the sale of Hazelwood Farms Bakeries and the restructure and other charges in 2000, the effective tax rates were 40.2 percent and 40.1 percent in fiscal 2001 and fiscal 2000, respectively.

Net earnings were $82.0 million or $.62 per share - diluted in 2001 compared with 2000 net earnings of $242.9 million or $1.87 per share - diluted. Weighted average shares - diluted increased to 132.8 million in 2001 compared with last year's 130.1 million. The increase was primarily due to a full year's impact in the current year of the approximately 19.7 million shares issued in the second quarter of fiscal 2000 in connection with the Richfood acquisition, partially offset by the 7.9 million shares repurchased under the December 1999 treasury stock program.

Excluding the impacts of the company-wide asset review in 2001 and the gain on the sale of Hazelwood Farms Bakeries and the restructure and other charges in 2000, net earnings were $235.9 million or $1.78 per share - diluted in 2001 compared with $232.0 million or $1.78 per share diluted in 2000.

Comparison of fifty-two weeks ended February 26, 2000 ("2000") with fifty-two weeks ended February 27, 1999 ("1999"):

Net sales for 2000 increased 16.8 percent from 1999, positively impacted by a
27.8 percent increase in retail food sales and a 10.5 percent increase in food distribution sales.

Retail food sales were favorable in 2000 compared to 1999 primarily due to the mid-year Richfood acquisition and store growth. Fiscal 2000 store activity, including licensed units, resulted in 117 stores acquired, 115 stores opened and 58 stores closed or sold for a total of 1,117 stores at year end, an increase of
18.5 percent over the prior year. Same-store sales were essentially flat, impacted by low inflation, cannibalization in certain markets and competitive activities. Food distribution sales increases in 2000 were primarily due to the mid-year addition of nearly 800 new customers from the Richfood acquisition and the new supply agreement with Kmart.

Gross profit as a percentage of net sales was 11.0 percent, up 0.7 percent from 1999. The increase was primarily due to the Richfood acquisition, which increased the proportion of the higher margin retail food business of the company.

Selling and administrative expenses were 8.4 percent of net sales for 2000 compared to 7.9 percent of sales in 1999. The increase was primarily due to the growing proportion of the company's retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business.

Excluding the gain on the sale of Hazelwood Farms Bakeries and restructure and other charges, the company's pre-tax operating earnings increased to $522.8 million in 2000 compared with $418.2 million in 1999, a 25.0 percent increase. Operating earnings before depreciation and amortization increased to $799.8 million in 2000, compared with $651.7 million in 1999, a 22.7 percent increase. Retail food operating earnings increased 29.8 percent to $340.7 million in 2000 from $262.4 million in 1999. The increase in retail operating earnings was due to increased sales. Food distribution operating earnings increased 19.9 percent in 2000 to $223.4 million from $186.3 million in 1999, primarily due to higher sales from the Richfood acquisition, cost reduction initiatives and additional sales due to the Kmart supply agreement.

The company sold Hazelwood Farms Bakeries, which resulted in a pre-tax gain of $163.7 million. The company had identified Hazelwood Farms Bakeries as a non-strategic asset to be liquidated to allow the redeployment of capital. The transaction resulted in $248.2 million of after-tax cash proceeds.

The company also recorded pre-tax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. The restructure charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions. The charge by segment was $19.4 million for retail food and $84.2 million for food distribution. The company expects approximately 1,700 employees to be terminated as a result of these activities. The number of employees was reduced by 406 since 2000, due to higher than expected attrition and voluntary terminations.

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

Net earnings were $242.9 million or $1.87 per share - diluted in 2000 compared with 1999 net earnings of $191.3 million or $1.57 per share - diluted. Weighted average shares - diluted increased to 130.1 million in 2000 compared with 1999's
122.0 million. The increase was primarily due to approximately 19.7 million shares issued in the second quarter of fiscal 2000 in connection with the Richfood acquisition.

Excluding the gain on the sale of Hazelwood Farms Bakeries and restructure and other charges, 2000 net earnings were $232.0 million or $1.78 per share - diluted.

LIQUIDITY

Net cash from operations was $651.2 million in 2001, $341.2 million in 2000 and $559.9 million in 1999. The increase in the current year was due primarily to the reduction of net working capital of $170.6 million and an increase in earnings before depreciation and amortization of $129.5 million.

Cash used in investing activities was $380.4 million in 2001, $534.5 million in 2000, and $321.4 million in 1999. The decrease in cash used in investing activities in 2001 compared to last year was primarily due to the $443 million cash used for a portion of the Richfood acquisition in fiscal 2000 offset in part by proceeds from the sale of Hazelwood Farms Bakeries. Cash used in financing activities was $271.4 million in 2001 compared with cash provided of $196.6 million in 2000 and cash used in 1999 of $237.1 million. In 2001 and 1999, cash was used primarily to reduce debt, pay dividends and repurchase treasury shares. In 2000, net new debt increased by $366.5 million primarily due to debt incurred in connection with the acquisition of Richfood in August 1999. The company used proceeds from the issuance of its $350 million of 7 7/8 percent notes due 2009 and $250 million of 7 5/8 percent notes due 2004 to finance the acquisition and repay indebtedness incurred or assumed in connection therewith.

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

The company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes, to support the company's commercial paper program and for the issuance of letters of credit. A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to
 .275 percent, is in place and expires in October 2002. As of February 24, 2001, letters of credit outstanding under this agreement totaled $21.7 million. In August 1999, the company executed a 364-day, $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. This agreement was amended and restated in August 2000 to change the maturity date to August 2001. The company periodically enters into short-term credit agreements having tenors of three to nine months. As of February 24, 2001, the company had established $215 million in credit facilities under such agreements with rates tied to LIBOR plus .310 to .515 percent, which expire at various dates through the first quarter of 2002. At the end of fiscal 2001, the company had $250 million of borrowings outstanding under the 364-day credit agreement and total commercial paper outstanding was $327 million.

In April 2001, Moody's Investors Service, Inc. reduced the company's long-term debt ratings from Baa1 to Baa3 and short-term debt ratings from P2 to P3. The company's access to the commercial paper market has been reduced as a result of these ratings changes. However, the company has adequate credit available to meet its short-term borrowing needs. Therefore, the company does not expect these ratings changes to have a material effect on the company's consolidated financial results.

SUPERVALU's capital budget for fiscal 2002, which includes leases, is $475 million compared with $512 million for fiscal 2001. The capital budget for 2002 anticipates cash spending of $395 million, plus another $80 million for capital leases. Approximately $330 million of the fiscal 2002 budget is slated for use in the company's retail food businesses. The budget provides for approximately 10 to 15 new price superstores and 100 to 120 new limited assortment stores. The balance of the fiscal 2002 capital budget relates to distribution maintenance capital and information technology related items. In addition, the company will continue to support store development and financing for the company's independent retailers. Certain retailer financing activities do not require new cash outlays because they are leases or guarantees.

These capital spending activities are not expected to result in an increase in the company's debt-to-total-capital ratio as internal cash flow is expected to substantially support spending requirements. The capital budget does include amounts for projects which are subject to change and for which firm commitments have not been made.

Cash dividends declared during fiscal 2001 totaled 54.75 cents per common share, an increase of 1.9 percent over the 53.75 cents per share declared in fiscal 2000. This was the 64th year of consecutive cash dividends and the 29th year of successive annual increases. The company's dividend policy will continue to emphasize a high level of earnings retention for growth.

COMMON STOCK PRICE

SUPERVALU's common stock is listed on the New York Stock Exchange under the symbol SVU. At year-end, there were 7,243 shareholders of record compared with 7,566 at the end of fiscal 2000.

                              Common Stock               Dividends Per
                              Price Range                   Share
----------------- ----------------------------------- -------- --------
Fiscal Quarter          2001              2000          2001     2000
----------------- ----------------- ----------------- -----------------
                    High      Low     High     Low
----------------- -------- -------- -------- -------- -------- --------
First              $22.88   $14.00   $25.75   $19.00   $.1350   $.1325
Second              20.25    14.69    26.31    21.13    .1375    .1350
Third               18.19    14.00    22.38    18.06    .1375    .1350
Fourth              17.81    11.75    20.19    15.75    .1375    .1350
----------------- -------- -------- -------- -------- -------- --------
Year               $22.88   $11.75   $26.31   $15.75   $.5475   $.5375
----------------- -------- -------- -------- -------- -------- --------


Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

New accounting standard Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for the company as of February 25, 2001. SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard did not have a material impact on the company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition. SAB No. 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. The company adopted SAB No. 101 in the fourth quarter of 2001. The implementation did not have a material impact to the company's financial statements.

The Financial Accounting Standards Board has recently issued an exposure draft for Business Combinations and Intangible Assets. Under the exposure draft, goodwill arising from the purchase of assets would not be amortized to earnings over a period of time, which is the current practice. Instead, it would be reviewed for impairment and expensed against earnings only in the periods in which the recorded value of goodwill is more than its implied fair value. Goodwill amortization reduced the company's basic and diluted net earnings per share by $.36 and $.26 in 2001 and 2000, respectively. This exposure draft is not final and may change before any new accounting standard is adopted.

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

SUPERVALU manages interest rate risk through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (commercial paper, bank loans, industrial revenue bonds and other variable rate interest rate debt) is utilized to help maintain liquidity and finance business operations. Long-term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital.

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


-------------------------------------------------------------------------------------------------------------------------------
                                        Summary of Financial Instruments
-------------------------------------------------------------------------------------------------------------------------------

                                                                  Aggregate maturities of principal by fiscal year
                                        February 26, February 24,
                                             2000       2001
-------------------------------------------------------------------------------------------------------------------------------
   (In millions, except rates)                 Fair Value        2002     2003    2004    2005    2006   Thereafter
-------------------------------------------------------------------------------------------------------------------------------
Notes receivable with fixed
  interest rates
     Principal receivable                   $107.3    $118.5    $33.0    $16.4   $14.0   $13.7    $9.3      $32.1
     Average rate
         receivable                            7.9%      8.7%     8.6%     8.9%    8.8%    9.0%    9.4%       8.6%
  Debt with variable interest rates
     Principal payable                       741.6     650.4    578.9       -      9.0      -      4.9       57.6
     Average variable rate payable             5.7%      6.7%   Variable

   Debt with fixed interest rates
     Principal payable                     1,397.6   1,394.2     21.4    324.5    21.9   438.2    58.2      530.0
     Average fixed rate payable                7.8%      8.6%     8.3%     7.8%    8.3%    8.5%    7.1%       8.1%

   Variable-to-Fixed rate swap
     Amount receivable (payable)               1.5     (13.5)      -        -     57.9      -       -       100.0 (not payable)
     Average fixed rate payable                6.8%      6.8%     6.8%     6.8%    7.3%    7.4%    7.4%       7.4%
     Average variable rate
         receivable                            6.1%      5.4%

   Fixed-to-Variable rate swap
     Amount receivable                         8.7      10.4       -     100.0   (not payable)
     Average variable rate payable             6.1%      5.4%
     Average fixed rate receivable             8.9%      8.9%     8.9%      8.9%


Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Annual Report includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements include the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the company's ability to attract and retain customers for its food distribution operations and to control food distribution costs, the company's ability to execute restructure activities, the availability of favorable credit and trade terms, food price changes, other risk factors inherent in the food wholesaling and retail businesses and other factors discussed from time to time in reports filed by the company with the Securities and Exchange Commission. These risks and uncertainties are detailed in Exhibit
99.1 to the company's Annual Report on Form 10-K for the year ended February
24, 2001; others may be detailed from time to time in the company's future Securities and Exchange Commission filings.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information called for by Item 7.A is found under the heading of "Quantitative and Qualitative Disclosure About Market Risk" under Part II, Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-23. See "Index of Selected Financial Data, Financial Statements and Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2001 Annual Meeting of Stockholders under the heading "Election of Directors (Item 1)," and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers is included in Part I immediately following Item 4 above.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2001 Annual Meeting of Stockholders under the headings "Compensation of Directors," "Compensation of Executive Officers," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Pension Plans," and "Change in Control Agreements," and under the heading "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2001 Annual Meeting of Stockholders under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 2001 Annual Meeting of Stockholders under the heading "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.  Financial Statements:

                  The consolidated financial statements of the Registrant listed in the accompanying "Index of Selected Financial Data, Financial Statements and Schedules" together with the reports of KPMG LLP, independent auditors, are filed as part of this report.

              2.  Financial Statement Schedules:

                  The consolidated financial statement schedule of the Registrant listed in the accompanying "Index of Selected Financial Data, Financial Statements and Schedules" together with the reports of KPMG LLP, independent auditors, are filed as part of this report.

              3.  Exhibits:

                  (3)(i)  Articles of Incorporation.

                          3.1. Restated Certificate of Incorporation is
                               incorporated by reference to Exhibit (3)(i) to the Registrant's Annual Report on Form 10-K for the year ended February 26, 1994.

                  (3)(ii) Bylaws.

                          3.2. Restated Bylaws, as amended, are incorporated by reference to Exhibit (3) to the Registrant's Quarterly Report for the quarterly period (12 weeks) ended September 12, 1998.

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

                          4.9. Letter Amendment, dated as of August 20, 1999, to the Credit Agreement dated as of October 8, 1997 among the Registrant, the Lenders named therein and Bankers Trust Company, as Agent is incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

                          4.10. Rights Agreement between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, dated as of April 12, 2000, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated April 17, 2000.

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

                          10.4.  SUPERVALU INC. Directors Deferred
                                 Compensation Plan for Non-Employee
                                 Directors, as amended, is incorporated by reference to Exhibit (10)g. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998. *

                          10.5. SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)a. to Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998. *

                          10.6. SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated by reference to Exhibit (10)g. to Registrant's Annual Report on Form 10-K for the year ended February 25, 1989.*

                          10.7.  SUPERVALU INC. ERISA Excess Plan
                                 Restatement, as amended, is incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended February 26, 2000.*

                          10.8. SUPERVALU INC. Deferred Compensation Plan is incorporated by reference to Exhibit (10)i. to Registrant's Annual Report on Form 10-K for the year ended February 23, 1991.*

                          10.9.  SUPERVALU INC. Executive Deferred
                                 Compensation Plan as amended and Executive
                                 Deferred Compensation Plan II are
                                 incorporated by reference to Exhibit (10)c.
                                 to Registrant's Quarterly Report on Form
                                 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

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

                          10.18. Third Amendment to SUPERVALU INC.
                                 Non-Qualified Supplemental Executive
                                 Retirement Plan is incorporated by reference to Exhibit (10)h. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

                          10.19. SUPERVALU INC. Long-Term Incentive Plan, as
                                 amended, is incorporated by reference to Exhibit (10)b. to the Registrant's Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

                          10.20. SUPERVALU INC. Annual Cash Bonus Plan for
                                 Designated Corporate Officers, as amended.*

                          10.21. SUPERVALU INC. Non-Employee Directors
                                 Deferred Stock Plan, as amended, is
                                 incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended February 26, 2000.*

                          10.22. SUPERVALU INC. 1997 Stock Plan, as amended,
                                 is incorporated by reference to Exhibit
                                 10.22 to the Registrant's Annual Report on
                                 Form 10-K for the year ended February 26, 2000.*

                          10.23. Supplemental Retirement Agreement for
                                 William J. Bolton, is incorporated by
                                 reference to Exhibit 10.23 to the
                                 Registrant's Annual Report on Form 10-K for the year ended February 27, 1999. *

                          10.24. Split Dollar Life Insurance Agreement for
                                 Michael W. Wright and Collateral Assignment of Policy, is incorporated by reference to
                                 Exhibit 10.24 to the Registrant's Annual
                                 Report on Form 10-K for the year ended
                                 February 26, 2000.*

                          10.25. SUPERVALU/Richfood Stock Incentive Plan, is
                                 incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended February 26, 2000.*

                          10.26. Restricted Stock Unit Award Agreement for
                                 David L. Boehnen.*

                          10.27. Restricted Stock Unit Award Agreement for
                                 Pamela K. Knous.*

                          10.28. Separation Agreement and General Release for
                                 William J. Bolton.*

                          10.29. Resolutions of SUPERVALU INC. Board of
                                 Directors amending the SUPERVALU Restricted
                                 Stock Plan, as amended.*


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


                  (21)     Subsidiaries of the Registrant.

                           21.1. List of Subsidiaries of the Registrant.

                  (23)     Consents of Experts and Counsel.

                           23.1. Consent of KPMG LLP

                  (24)     Power of Attorney.

                           24.1. Power of Attorney.

                  (99)     Additional Exhibits.

                           99.1  Cautionary Statements Pursuant to the
                                 Securities Litigation Reform Act.


         (b)      Reports on Form 8-K:

                  During the fourth quarter of the fiscal year ended February 24, 2001, the Company filed the following reports on Form 8-K.

                  i. Report dated January 30, 2001 regarding strategy to improve returns.

                  ii. Report dated January 19, 2001 regarding termination of Kmart contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUPERVALU INC.
                                          (Registrant)

DATE:  April 27, 2001                  By:   /s/ Michael W. Wright
                                          --------------------------------------
                                               Michael W. Wright
                                               Chairman of the Board
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                             TITLE                                     DATE
---------                             -----                                     ----

/s/ Michael W. Wright                 Chairman of the Board;                    April 27, 2001
-------------------------------       Chief Executive Officer; and
Michael W. Wright                     Director (principal executive
                                      officer)


/s/ Pamela K. Knous                   Executive Vice President and              April 27, 2001
-------------------------------       Chief Financial Officer (principal
Pamela K. Knous                       financial and accounting officer)


/s/  Lawrence A. Del Santo*           Director
-------------------------------
Lawrence A. Del Santo


/s/  Susan E. Engel*                  Director
-------------------------------
Susan E. Engel


/s/  Edwin C. Gage*                   Director
-------------------------------
Edwin C. Gage


/s/  William A. Hodder*               Director
-------------------------------
William A. Hodder


/s/  Garnett L. Keith, Jr.*           Director
-------------------------------
Garnett L. Keith, Jr.



/s/  Richard L. Knowlton*             Director
-------------------------------
Richard L. Knowlton


/s/  Charles M. Lillis*               Director
-------------------------------
Charles M. Lillis


/s/ Jeffrey Noddle*                   Director
-------------------------------
Jeffrey Noddle


/s/  Harriet Perlmutter*              Director
-------------------------------
Harriet Perlmutter


/s/ Steven S. Rogers*                 Director
-------------------------------
Steven S. Rogers


/s/  Carole F. St. Mark*              Director
-------------------------------
Carole F. St. Mark


         *Executed this 27th day of April, 2001, on behalf of the indicated Directors by Michael W. Wright, duly appointed Attorney-in-Fact.

                                                /s/ Michael W. Wright
                                                -----------------------------
                                                Michael W. Wright
                                                Attorney-in-Fact

                                 SUPERVALU INC.
                           Annual Report on Form 10-K

                              Items 6, 8 and 14(a)

     Index of Selected Financial Data and Financial Statements and Schedules
     -----------------------------------------------------------------------

                                                                                    Page
                                                                                    ----
Selected Financial Data:
-----------------------

       Five Year Financial and Operating Summary                                    F-2

Financial Statements:
--------------------

       Independent Auditors' Report of KPMG LLP                                     F-3

       Consolidated composition of net sales and operating earnings for each of     F-4
       the three years ended February 24, 2001, February 26, 2000 and
       February 27, 1999

       Consolidated statements of earnings for each of the three years ended        F-5
       February 24, 2001, February 26, 2000 and February 27, 1999

       Consolidated balance sheets as of February 24, 2001 and February 26, 2000    F-6

       Consolidated statements of stockholders' equity for each of the three        F-7
       years ended February 24, 2001, February 26, 2000 and February 27, 1999

       Consolidated statements of cash flows for each of the three years ended      F-8
       February 24, 2001, February 26, 2000 and February 27, 1999

       Notes to consolidated financial statements                                   F-9 - F-20

       Unaudited quarterly financial information                                    F-21

Financial Schedules:
-------------------

       Schedule II:  Valuation and qualifying accounts                              F-23

         All other schedules are omitted because they are not applicable or not required.

FIVE YEAR FINANCIAL AND OPERATING SUMMARY
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------

                                                        2001 (b)         2000 (c)           1999          1998 (g)          1997
------------------------------------------------------------------------------------------------------------------------------------
Statement of Earnings Data (a)(f)
     Net sales                                       $ 23,194,279     $ 20,339,079     $ 17,420,507    $ 17,201,378    $ 16,551,902
     Cost of sales                                     20,635,564       18,111,296       15,620,127      15,430,642      14,885,249
     Selling and administrative expenses                2,042,259        1,705,003        1,382,212       1,365,327       1,286,121
     Gain on sale of Hazelwood Farms Bakeries                  --         (163,662)              --              --              --
     Restructure and other charges                        171,264          103,596               --              --              --
     Interest, net                                        190,835          135,392          101,907         113,993         120,695
     Equity in earnings and gain on sale of ShopKo             --               --               --          93,364          20,675
     Earnings before taxes                                154,357          447,454          316,261         384,780         280,512
     Provision for income taxes                            72,392          204,513          124,923         154,023         105,468
     Net earnings                                          81,965          242,941          191,338         230,757         175,044
     Net earnings per common share - diluted                 0.62             1.87             1.57            1.82            1.30
     Cash earnings per common share - diluted                0.98             2.12             1.73            1.97            1.43
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (a)
     Inventories (FIFO)                              $  1,490,685     $  1,626,087     $  1,195,217    $  1,247,429    $  1,221,344
     Working capital (d)                                 (108,870)        (196,348)         188,000         286,800         361,260
     Net property, plant and equipment                  2,232,794        2,168,210        1,699,024       1,589,601       1,648,524
     Total assets                                       6,407,172        6,495,353        4,265,949       4,093,010       4,283,326
     Long-term debt (e)                                 2,008,474        1,953,741        1,246,269       1,260,728       1,420,591
     Stockholders' equity                               1,793,495        1,821,479        1,305,639       1,201,905       1,307,423
------------------------------------------------------------------------------------------------------------------------------------
Other Statistics (a) (f)
     Earnings as a percent of net sales                      1.02%            1.14%            1.10%           1.01%           1.06%
     Return on average stockholders' equity                 12.57%           14.27%           15.24%          14.19%          13.89%
     Book value per common share                     $      13.55     $      13.53     $      10.82    $       9.94    $       9.73
     Current ratio (d)                                      .95:1            .92:1           1.12:1          1.20:1          1.26:1
     Debt to capital ratio                                   59.6%            60.0%            54.6%           56.9%           55.8%
     Dividends declared per common share                $ .54 3/4         $.53 3/4         $.52 3/4       $ .51 1/2       $ .49 3/4
     Weighted average common shares outstanding
       - diluted                                          132,829          130,090          121,961         126,550         134,954
     Depreciation and amortization                   $    343,779     $    277,062     $    233,523    $    230,082    $    232,071
     EBITDA                                          $    921,563     $    799,842     $    651,691    $    638,821    $    633,278
     EBITDA as a percent of sales                            3.97%            3.93%            3.74%           3.71%           3.83%
     Capital expenditures                            $    511,673     $    539,264     $    346,390    $    279,768    $    285,939
------------------------------------------------------------------------------------------------------------------------------------

Notes:

(a) Fiscal 1998 contains 53 weeks; all other years include 52 weeks. Dollars in thousands except per share and percentage data.

(b) Net earnings include restructure and other items of $153.9 or $1.16 per diluted share. This includes total pretax adjustments of $240.1 million, including $171.3 million of restructure and other charges related primarily to consolidation of distribution facilities, exit of certain non core retail markets, and write-off of other items. The pretax adjustments also includes $17.1 million in cost of sales for inventory markdowns related to restructure exit activities and $51.7 million in selling and administrative expenses primarily for store closing reserves and the write-off of certain uncollectible receivables. Earnings as a percent of net sales, return on average stockholders' equity, and EBITDA have been adjusted to exclude these transactions.

(c) Net earnings include a net benefit of $10.9 million or $.08 per diluted share from the gain on sale of Hazelwood Farms Bakeries and restructure and other charges. This reflects total pretax net adjustments of $60.1 million, which includes $163.7 million for the sale of Hazelwood Farms Bakeries and $103.6 million of restructure and other charges related primarily to facility consolidation, non core store disposal, and rationalization of redundant and certain decentralized administrative functions. Earnings as a percent of net sales, return on average stockholders' equity, and EBITDA have been adjusted to exclude these transactions.

(d) Working capital and current ratio are calculated after adding back the LIFO reserve.

(e) Total long-term debt includes long-term debt and long-term obligations under capital lease.

(f) Information adjusted to include stock split in fiscal 1999.

(g) Net earnings includes a net gain on the sale of ShopKo of $53.7 million or $.42 per diluted share. Earnings as a percent of net sales, return on average stockholders' equity, and EBITDA have been adjusted to exclude this transaction.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 24, 2001 and February 26, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three year period ended February 24, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SUPERVALU INC. and subsidiaries as of February 24, 2001 and February 26, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended February 24, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Minneapolis, Minnesota
April 3, 2001

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------

                                  February 24, 2001       February 26, 2000       February 27, 1999
(In thousands)                           (52 weeks)              (52 weeks)              (52 weeks)
---------------------------------------------------------------------------------------------------
Net sales
---------------------------------------------------------------------------------------------------
Retail food                            $  9,353,992            $  8,069,767            $  6,312,882
                                               40.3%                   39.7%                   36.2%
Food distribution                        13,840,287              12,269,312              11,107,625
                                               59.7%                   60.3%                   63.8%
  Total net sales                      $ 23,194,279            $ 20,339,079            $ 17,420,507
                                              100.0%                  100.0%                  100.0%
---------------------------------------------------------------------------------------------------
Operating earnings
---------------------------------------------------------------------------------------------------

Retail food                            $    301,287            $    340,707            $    262,426
Food distribution                           251,009                 223,429                 186,291
General corporate expenses                  (35,840)                (41,356)                (30,549)
Gain on sale                                      -                 163,662                       -
Restructure and other charges              (171,264)               (103,596)                      -
                                       ------------------------------------------------------------

  Total operating earnings                  345,192                 582,846                 418,168

Interest expense, net                      (190,835)               (135,392)               (101,907)

Earnings before income taxes           $    154,357            $    447,454            $    316,261

---------------------------------------------------------------------------------------------------
Identifiable assets
---------------------------------------------------------------------------------------------------

Retail food                            $  3,117,846            $  3,077,134            $  1,658,858
Food distribution                         3,275,435               3,408,866               2,597,216
Corporate                                    13,891                   9,353                   9,875
                                       ------------------------------------------------------------
  Total                                $  6,407,172            $  6,495,353            $  4,265,949
---------------------------------------------------------------------------------------------------
Depreciation and amortization
---------------------------------------------------------------------------------------------------

Retail food                            $    173,418            $    149,574            $    108,770
Food distribution                           167,253                 124,161                 122,822
Corporate                                     3,108                   3,327                   1,931
                                       ------------------------------------------------------------
  Total                                $    343,779            $    277,062            $    233,523
---------------------------------------------------------------------------------------------------
Capital expenditures
---------------------------------------------------------------------------------------------------

Retail food                            $    347,540            $    352,428            $    198,299
Food distribution                           158,591                 180,968                 143,337
Corporate                                     5,542                   5,868                   4,754
                                       ------------------------------------------------------------
  Total                                $    511,673            $    539,264            $    346,390
---------------------------------------------------------------------------------------------------

Industry segment operating earnings were computed as total revenue less associated operating expenses. The fiscal 2001 operating earnings reflect pre-tax charges of $44.5 million in retail food for store closings reserves and $24.3 million in food distribution for inventory markdowns and the write-off of certain uncollectible receivables .

Identifiable assets are those assets of the company directly associated with the industry segments.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                              February 24,           February 26,           February 27,
                                                                      2001                   2000                   1999
                                                                (52 weeks)             (52 weeks)             (52 weeks)
------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $ 23,194,279           $ 20,339,079           $ 17,420,507
Costs and expenses
  Cost of sales                                                 20,635,564             18,111,296             15,620,127
  Selling and administrative expenses                            2,042,259              1,705,003              1,382,212
  Gain on sale                                                           -               (163,662)                     -
  Restructure and other charges                                    171,264                103,596                      -
  Interest
    Interest expense                                               212,898                154,482                124,111
    Interest income                                                 22,063                 19,090                 22,204
------------------------------------------------------------------------------------------------------------------------
       Interest expense, net                                       190,835                135,392                101,907
------------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                               23,039,922             19,891,625             17,104,246
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       154,357                447,454                316,261

Provision for income taxes

  Current                                                           82,281                225,554                108,403
  Deferred                                                          (9,889)               (21,041)                16,520
------------------------------------------------------------------------------------------------------------------------
     Income tax expense                                             72,392                204,513                124,923
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $     81,965           $    242,941           $    191,338
------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding
    Diluted                                                        132,829                130,090                121,961
    Basic                                                          132,251                129,162                120,376

Net earnings per common share - diluted                       $       0.62           $       1.87           $       1.57
Net earnings per common share - basic                         $       0.62           $       1.88           $       1.59
Cash earnings per common share - diluted                      $       0.98           $       2.12           $       1.73
Cash earnings per common share - basic                        $       0.98           $       2.14           $       1.75
------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------


 (In thousands, except per share data)                                             February 24, 2001     February 26, 2000
--------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets

  Cash and cash equivalents                                                              $    10,396           $    10,920
  Receivables, less allowance for losses of $30,904 in 2001 and $30,399 in 2000              582,923               562,448
  Inventories                                                                              1,350,061             1,490,454
  Other current assets                                                                       148,296               113,817
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                  2,091,676             2,177,639
--------------------------------------------------------------------------------------------------------------------------

Long-term notes receivable, less allowance for losses of $10,300 in 2001 and
$7,500 in 2000                                                                                87,350                86,914

Long-term investment in direct financing leases                                               74,038                92,310

Property, plant and equipment

  Land                                                                                       166,505               155,501
  Buildings                                                                                1,051,027             1,037,398
  Property under construction                                                                 57,631                50,381
  Leasehold improvements                                                                     286,316               239,400
  Equipment                                                                                1,645,641             1,486,850
  Assets under capital lease                                                                 556,902               508,119
--------------------------------------------------------------------------------------------------------------------------
                                                                                           3,764,022             3,477,649
Less accumulated depreciation and amortization
  Owned property, plant and equipment                                                      1,416,538             1,227,218
  Assets under capital leases                                                                114,690                82,221
--------------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                     2,232,794             2,168,210
--------------------------------------------------------------------------------------------------------------------------

Goodwill                                                                                   1,576,780             1,608,580
Other assets                                                                                 344,534               361,700
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $ 6,407,172           $ 6,495,353
==========================================================================================================================

Liabilities and Stockholders' Equity
Current Liabilities

  Notes payable                                                                          $   579,039           $   576,513
  Accounts payable                                                                         1,396,011             1,430,312
  Accrued vacation, compensation and benefits                                                119,960               128,875
  Current maturities of long-term debt                                                        23,171               170,381
  Current obligations under capital leases                                                    31,497                29,901
  Other current liabilities                                                                  191,492               173,638
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             2,341,170             2,509,620
--------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                             1,444,376             1,408,858

Long-term obligations under capital leases                                                   564,098               544,883

Deferred income taxes                                                                         29,656                 3,306

Other liabilities                                                                            234,377               207,207

Commitments and contingencies                                                                      -                     -

Stockholders' equity

  Common stock, $1.00 par value: Authorized 400,000 shares
    Shares issued, 150,670 in 2001 and 2000                                                  150,670               150,670
  Capital in excess of par value                                                             128,492               132,226
  Retained earnings                                                                        1,856,433             1,847,371
  Treasury stock, at cost, 18,296 shares in 2001 and 16,008 shares in 2000                  (342,100)             (308,788)
--------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                            1,793,495             1,821,479
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $ 6,407,172           $ 6,495,353
==========================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                         Capital in
                                   Preferred Stock    Common Stock       Excess of     Treasury Stock       Retained
                                    Shares Amount   Shares    Amount     Par Value    Shares     Amount     Earnings       Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 FEBRUARY 28, 1998                     6   $5,908   150,670   $150,670   $   2,927   (30,562)  $(507,296)  $1,549,696   $1,201,905

Net earnings                           -        -         -          -           -         -           -      191,338      191,338

Sales of common stock under
 option plans                          -        -         -          -      (5,902)    1,703      35,497       (3,667)      25,928

Cash dividends declared  on
 common stock-
 $.5275 per share                      -        -         -          -           -         -           -      (63,985)     (63,985)

Compensation under
 employee incentive
 Plans                                 -        -         -          -       1,057       786      10,914            -       11,971

Treasury shares
 exchanged for
 acquisitions                          -        -         -          -       1,918       160       2,167            -        4,085

Purchase of shares for
 treasury                              -        -         -          -           -    (2,648)    (65,603)           -      (65,603)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 FEBRUARY 27, 1999                     6    5,908   150,670    150,670           -   (30,561)   (524,321)   1,673,382    1,305,639

Net earnings                           -        -         -          -           -         -           -      242,941      242,941

Sales of common stock
 under option plans                    -        -         -          -      (5,181)      377      10,738            -        5,557

Cash dividends
 declared on common
 stock- $.5375 per share               -        -         -          -           -         -           -      (68,952)     (68,952)

Compensation under
 employee incentive
 Plans                                 -        -         -          -      (1,802)      395       9,408            -        7,606

Treasury shares
 exchanged for
 Acquisitions                          -        -         -          -     139,209    20,449     318,293            -      457,502

Redemption of preferred
stock                                 (6)  (5,908)        -          -           -         -           -            -       (5,908)

Purchase of shares for
 treasury                              -        -         -          -           -    (6,668)   (122,906)           -     (122,906)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 FEBRUARY 26, 2000                     -        -   150,670    150,670     132,226   (16,008)   (308,788)   1,847,371    1,821,479

Net earnings                           -        -         -          -           -         -           -       81,965       81,965

Sales of common stock
 under option plans                    -        -         -          -      (3,538)      279       7,095            -        3,557

Cash dividends declared
 on common stock-
 $.5475 per share                      -        -         -          -           -         -           -      (72,903)     (72,903)

Compensation under employee
 incentive plans                       -        -         -          -        (196)      366       8,271            -        8,075

Purchase of shares for
 treasury                              -        -         -          -           -    (2,933)    (48,678)           -      (48,678)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 24, 2001                    -   $    -   150,670   $150,670   $ 128,492   (18,296)  $(342,100)  $1,856,433   $1,793,495
===================================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------

(In thousands)                                                                 February 24,      February 26,      February 27,
                                                                                       2001              2000              1999
                                                                                 (52 weeks)        (52 weeks)        (52 weeks)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                                  $    81,965       $   242,941       $   191,338
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                   343,779           277,062           233,523
    LIFO expense (income)                                                             4,991             8,253            (3,889)
    Provision for losses on receivables                                              23,107             9,895            10,150
    Gain on sale of assets                                                                -          (163,662)                -
    Restructure and other charges                                                   171,264           103,596                 -
    Deferred income taxes                                                            (9,889)          (21,041)           16,520
    Other adjustments, net                                                              829             2,032                64
  Changes in assets and liabilities, excluding effect from acquisitions:
    Receivables                                                                     (43,582)          (58,887)          (20,558)
    Inventories                                                                     135,402          (195,192)           80,466
    Accounts payable                                                                (66,824)           61,997            14,623
    Other assets and liabilities                                                     10,183            74,178            37,703
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           651,225           341,172           559,940
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Additions to long-term notes receivable                                           (69,875)          (55,162)          (51,455)
  Proceeds received on long-term notes receivable                                    69,439            52,101            95,172
  Proceeds from sale of assets                                                       48,179           374,714            64,658
  Purchase of property, plant and equipment                                        (397,715)         (407,947)         (240,363)
  Business acquisitions, net of cash acquired                                             -          (480,502)         (165,797)
  Other investing activities                                                        (30,389)          (17,704)          (23,578)
-------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                            (380,361)         (534,500)         (321,363)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net (decrease) increase in checks outstanding, net of deposits                    (13,537)           23,529            15,958
  Net issuance (reduction) of short-term notes payable                                2,526           472,670           (61,439)
  Proceeds from issuance of long term debt                                           60,000           594,485           207,155
  Repayment of long-term debt                                                      (171,692)         (672,303)         (260,928)
  Reduction of obligations under capital leases                                     (28,220)          (28,376)          (24,945)
  Proceeds from the sale of common stock under options plans                            457             2,381            16,747
  Redemption of preferred stock                                                           -            (5,908)                -
  Dividends paid                                                                    (72,244)          (66,932)          (64,014)
  Payment for purchase of treasury stock                                            (48,678)         (122,906)          (65,603)
-------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                (271,388)          196,640          (237,069)
Net (decrease) increase in cash                                                        (524)            3,312             1,508
Cash at beginning of year                                                            10,920             7,608             6,100
-------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                             $    10,396       $    10,920       $     7,608
===============================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
The company's non-cash investing and financing activities were as follows:
Leased asset additions and related obligation                                   $   113,958       $   131,316       $   106,027
-------------------------------------------------------------------------------------------------------------------------------
Acquisitions:
   Fair value of assets acquired                                                $         -       $ 1,951,004       $   196,591
   Cash paid                                                                              -           481,861           166,731
   Common stock issued                                                                    -           457,502                 -
   Liabilities assumed                                                                    -         1,011,641            29,860

Interest paid (net of amount capitalized)                                       $   214,377       $   141,434       $   127,505
Income taxes paid                                                               $    75,226       $   245,177       $    99,686
===============================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue and Income Recognition:

Revenues and income from product sales are recognized at the point of sale for retail food and upon shipment of the product for food distribution. Revenues and income from services rendered are recognized immediately after such services have been provided.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition. SAB No. 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. The company adopted SAB No. 101 in the fourth quarter of 2001. The implementation did not have a material impact to the company's consolidated financial statements.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined through use of the last-in, first-out method (LIFO) for a major portion of consolidated inventories, 75.5 percent for fiscal 2001 and 75.4 percent for fiscal 2000. The first-in, first-out method (FIFO) is used to determine cost for remaining inventories that are principally perishable products. Market is replacement value. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company's inventories would have been higher by approximately $140.6 million at February 24, 2001 and $135.6 million at February 26, 2000.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, are based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements; 3 to 10 years for equipment; and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $8.1, $4.8 and $3.0 million was capitalized in fiscal years 2001, 2000 and 1999, respectively.

Goodwill:

Amounts paid in excess of the fair value of acquired net assets are amortized on a straight-line basis. The recoverability of goodwill is assessed by determining whether the goodwill balance can be recovered through projected undiscounted cash flows and operating results over its remaining life. Impairment of the asset would be recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. As of February 24, 2001, $1.6 billion of goodwill is being amortized over 40 years. The remaining goodwill is being amortized over 15 to 20 years. Goodwill is shown net of accumulated amortization of $171.3 and $130.0 million for fiscal 2001 and 2000, respectively.

Financial Instruments:

The company, from time to time, utilizes interest rate caps, collars and swaps to manage interest costs and reduce exposure to interest rate changes. The difference between amounts to be paid or received is accrued and recognized over the life of such contracts, which have various expiration dates through 2022.

Fair Value Disclosures of Financial Instruments:

The estimated fair value of notes receivable approximates the net carrying value at February 24, 2001 and February 26, 2000. Notes receivable are valued based on comparisons to publicly traded debt instruments of similar credit quality.

The estimated fair market value of the company's long-term debt (including current maturities) was less than the carrying value by approximately $43.3 million and $1.2 million at February 24, 2001 and February 26, 2000, respectively. The estimated fair value was based on market quotes where available, discounted cash flows and market yields for similar instruments. The estimated fair market value of the company's commercial paper and bank borrowings outstanding as of February 24, 2001 and February 26, 2000 approximates the carrying value.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Richfood Acquisition

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood Holdings, Inc. ("Richfood"), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million, paid $443 million in cash for the common stock of Richfood and assumed approximately $685 million of debt in conjunction with the acquisition. In addition, the company repaid approximately $394 million of outstanding Richfood debt, leaving approximately $291 million outstanding immediately after the acquisition. The allocation of the consideration paid for Richfood to the consolidated assets and liabilities is based on estimates of their respective fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 billion is being amortized on a straight line basis over 40 years. The results of Richfood's operations from August 31, 1999 have been included in the company's consolidated financial statements.

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

--------------------------------------------------------------------------------
(In thousands, except per share data)               2000                1999
--------------------------------------------------------------------------------
Net sales                                    $22,309,061         $21,178,846
Net earnings                                 $   261,406 (a)     $   207,887 (b)
Net earnings per common share - diluted      $      1.87 (a)     $      1.47 (b)
================================================================================

(a) Amounts include a net gain of $10.9 million or $.08 per share-diluted from the gain on the sale of Hazelwood Farms Bakeries and from restructure and other charges.
(b) Amounts include a restructure charge taken by Richfood of $14.5 million or $.10 per share-diluted in their fourth quarter ended May 1998.

RESTRUCTURE AND OTHER CHARGES

In the fourth quarter of fiscal 2001, the company completed a company-wide asset review to identify assets that do not meet return objectives, provide long-term strategic opportunities, or justify additional capital investment. As a result the company recorded charges of $240.1 million pre-tax, or $153.9 million after tax. The charges are net of a $10.3 million reversal of the fiscal 2000 restructure charge.

------------------------------------------------------------------------------------------------------------------------------
                      COMPONENTS OF THE FISCAL 2001 COMPANY-WIDE ASSET REVIEW AS REFLECTED IN THE
                                          CONSOLIDATED STATEMENT OF EARNINGS
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Charge
Caption                                   Nature of Charge                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------
Restructure and other charges             o    Consolidation of distribution centers                                $  67,193
                                          o    Exit of non-core retail markets                                         68,024
                                          o    Disposal of non-core assets and other administrative
                                               reductions                                                              46,398
                                          o    Reversal of prior year charge                                          (10,351)
------------------------------------------------------------------------------------------------------------------------------
                                                 Total restructure and other charges                                  171,264

Cost of sales                             o    Inventory markdowns for restructure activities and store
                                               closings                                                                17,088
Selling and administrative expenses       o    Store closing reserves, write-off of uncollectible
                                               receivables and other items                                             51,777
------------------------------------------------------------------------------------------------------------------------------
                                                 Total charges                                                       $240,129
------------------------------------------------------------------------------------------------------------------------------

The restructure and other charges of $171.3 million include $89.7 million of asset impairment charges, $41.8 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs. The charge by segment was $59.8 million for retail food and $111.5 million for food distribution. These actions include a net reduction of approximately 4,500 employees throughout the organization. Management expects the majority of these actions to be completed by the end of fiscal 2002.

The fiscal 2001 restructure charge activity is summarized as follows:

---------------------------------------------------------------------------------------------------------
                                                                     Original                     Balance
(In thousands, except for employees)                                   Pretax   Fiscal 2001  February 24,
                                                                       Charge      Activity          2001
---------------------------------------------------------------------------------------------------------
Consolidation of distribution centers                                $ 67,193      $ 25,694      $ 41,499
Exit of non-core retail markets                                        68,024        34,289        33,735
Disposal of non-core assets and other administrative reductions        46,398        29,779        16,619
---------------------------------------------------------------------------------------------------------
Total restructure and other charges                                  $181,615      $ 89,762      $ 91,853
---------------------------------------------------------------------------------------------------------
Employees                                                               4,500             -         4,500
---------------------------------------------------------------------------------------------------------

In fiscal 2000, the company recorded pre-tax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. The restructure charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions.

During the fourth quarter of fiscal 2001, the company reduced the fiscal 2000 restructure reserve by $10.3 million primarily for a change in estimate for the disposal of a remaining facility, which will occur, in the first half of fiscal 2002. Details of the fiscal 2000 restructuring activity for fiscal 2001 follow:

----------------------------------------------------------------------------------------------------
                                            Balance                                          Balance
(In thousands, except for employees)   February 26,     Fiscal 2001      Fiscal 2001    February 24,
                                               2000        Activity       Adjustment            2001
----------------------------------------------------------------------------------------------------
Facility consolidation                     $ 44,550        $ 22,727        $(10,351)        $ 11,472
Non-core store disposal                      29,326          24,922               -            4,404
Infrastructure realignment                    6,791           4,811               -            1,980
----------------------------------------------------------------------------------------------------
Total restructure and other charges        $ 80,667        $ 52,460        $(10,351)        $ 17,856
----------------------------------------------------------------------------------------------------
Employees                                     1,513             644            (406)             463
----------------------------------------------------------------------------------------------------

The reserves at the end of fiscal 2001 for fiscal 2000 restructure charges were $17.9 million, including $10.5 million for lease subsidies, lease terminations and future payments on exited leased facilities and $7.4 million for severance and employee related costs.

NOTES RECEIVABLE

Notes receivable arise from financing activities with affiliated retail food customers. Loans to affiliated retailers, as well as trade accounts receivable, are primarily collateralized by the retailers' inventory, equipment and fixtures. The notes range in length from 1 to 20 years with the average being 7 years, and may be non-interest bearing or bear interest at rates ranging from 5 to 11 percent.

Included in current receivables are notes receivable due within one year totaling $31.1 and $20.4 million at February 24, 2001 and February 26, 2000, respectively.

DEBT

------------------------------------------------------------------------------------------
(In thousands,                                              February 24,      February 26,
except payment data)                                                2001              2000
------------------------------------------------------------------------------------------
7.625%-8.875% promissory notes                                $1,000,000        $1,000,000
 semi-annual interest payments of
 $39.5 million; due fiscal 2003 to 2023
9.75% senior notes, $168,850 face amount                         178,111           181,485
 semi-annual interest payments of
 $8.2 million; due fiscal 2005
6.23%-6.69% medium-term notes                                    103,500           161,000
 semi-annual interest payments of
 $3.4 million; due fiscal 2002 to 2007
Variable rate three month LIBOR plus 1%                                -            88,513
Variable rate to 7.125% industrial revenue bonds                  74,526            80,712
8.28%-9.96% promissory notes;                                     37,648            50,757
 due fiscal 2002 to 2010
7.78% and 8.02% obligations with quarterly payments of            60,000                 -
  principal and interest; due fiscal 2005 and 2006
Other debt                                                        13,762            16,772
------------------------------------------------------------------------------------------
                                                               1,467,547         1,579,239
Less current maturities                                           23,171           170,381
------------------------------------------------------------------------------------------
Long-term debt                                                $1,444,376        $1,408,858
==========================================================================================

Aggregate maturities of long-term debt during the next five fiscal years are:

-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------
2002                                                                   $ 23,171
2003                                                                    324,508
2004                                                                     30,930
2005                                                                    438,216
2006                                                                     63,153
===============================================================================

The company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes, to support the company's commercial paper program and for the issuance of letters of credit. A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to
 .275 percent, is in place and expires in October 2002. As of February 24, 2001, letters of credit outstanding under this agreement totaled $21.7 million compared to $40.5 million outstanding as of February 26, 2000. In August 1999, the company executed a 364-day $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. This agreement was amended and restated in August 2000 to change the maturity date to August 2001. As of February 24, 2001, the company had $250 million outstanding under the 364-day credit agreement. The company periodically enters into short-term credit agreements having tenors of three to nine months. As of February 24, 2001, the company had $215 million in credit facilities under such agreements with rates tied to LIBOR plus .310 to .515 percent. As of February 24, 2001 and February 26, 2000, total commercial paper outstanding was $327 and $574 million, respectively. The weighted-average interest rate on short-term borrowings outstanding was 6.4 percent at February 24, 2001 and 5.8 percent at February 26, 2000.

The company has only limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The derivatives used have included interest rate caps, collars and swap agreements. The company does not use financial instruments or derivatives for any trading or other speculative purposes. At fiscal year end 2001, the company had two interest rate swap agreements in place which either exchange a floating rate payment obligation for a fixed rate payment obligation, or exchange a fixed rate payment obligation for a floating rate payment obligation. These agreements have notional amounts of $100 million and terminate in fiscal 2003 and 2023.

The counterparties to these agreements have been major U.S. and international financial institutions with credit ratings higher than the company's.

On February 29, 2000, the company exercised its option to prepay $88.5 million of variable rate debt. Also during the fiscal year, $57.5 million in medium term notes matured. On December 26, 2000 and February 23, 2001, the company issued $40 million and $20 million of five year debt with quarterly payments of principal and interest at 7.78% and 8.02%, respectively. The proceeds from these issuances were used to reduce commercial paper outstanding.

On August 4, 1999 and September 17, 1999, the company issued $350 million of 10 year 7.875 percent notes and $250 million of 5 year 7.625 percent notes, respectively. Proceeds from the notes were used to finance the acquisition of Richfood and reduce commercial paper outstanding.

The debt agreements contain various covenants including maximum permitted leverage. Under the most restrictive covenants, retained earnings of approximately $167.0 million were available at year-end for payment of cash dividends.

LEASES

Capital and operating leases:

The company leases certain retail food stores, food distribution warehouses and office facilities. Many of these leases include renewal options, and to a limited extent, include options to purchase. Amortization of assets under capital leases was $33.3, $27.0 and $19.6 million in fiscal 2001, 2000 and 1999, respectively.

Future minimum obligations under capital leases in effect at February 24, 2001 are as follows:

-------------------------------------------------------------------------------
                                                                          Lease
(In thousands)                                                      Obligations
-------------------------------------------------------------------------------
2002                                                                   $ 66,836
2003                                                                     66,376
2004                                                                     65,450
2005                                                                     65,110
2006                                                                     63,778
Later                                                                   644,660
-------------------------------------------------------------------------------
Total future minimum obligations                                        972,210
Less interest                                                           456,072
-------------------------------------------------------------------------------
Present value of net future minimum obligations                         516,138
Less current portion                                                     24,370
-------------------------------------------------------------------------------
Long-term obligations                                                  $491,768
===============================================================================

The present values of future minimum obligations shown are calculated based on interest rates ranging from 6.7 percent to 13.8 percent, with a weighted average of 8.2 percent, determined to be applicable at the inception of the leases.

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouses and computer equipment. Future minimum obligations under operating leases in effect at February 24, 2001 are as follows:

--------------------------------------------------------------------------------
(In thousands)                                                             Lease
Fiscal Year                                                          Obligations
--------------------------------------------------------------------------------
2002                                                                    $109,731
2003                                                                     100,313
2004                                                                      85,908
2005                                                                      76,387
2006                                                                      68,119
Later                                                                    376,111
--------------------------------------------------------------------------------
Total future minimum obligations                                        $816,569
================================================================================

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $88.4, $61.5 and $44.4 million in fiscal 2001, 2000 and 1999, respectively.

Future minimum receivables under operating leases and subleases in effect at February 24, 2001 are as follows:

--------------------------------------------------------------------------------
(In thousands)                                 Owned        Leased
Fiscal Year                                 Property      Property         Total
--------------------------------------------------------------------------------
2002                                         $ 2,703      $ 21,078      $ 23,781
2003                                           2,656        19,059        21,715
2004                                           2,328        16,596        18,924
2005                                           2,133        13,154        15,287
2006                                           1,850        10,771        12,621
Later                                          6,116        33,711        39,827
--------------------------------------------------------------------------------
Total future minimum receivables             $17,786      $114,369      $132,155
================================================================================

Owned property under operating leases is as follows:

--------------------------------------------------------------------------------
(In thousands)                                    February 24,      February 26,
Fiscal Year                                               2001              2000
--------------------------------------------------------------------------------
Land, buildings and equipment                          $44,946           $37,240
Less accumulated depreciation                           20,911            19,238
--------------------------------------------------------------------------------
Net land, buildings and equipment                      $24,035           $18,002
================================================================================

Direct financing leases:

Under direct financing capital leases, the company leases buildings on behalf of independent retailers with terms ranging from 5 to 25 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 24, 2001 are as follows:

--------------------------------------------------------------------------------
(In thousands)                                Direct Financing     Capital Lease
Fiscal Year                                  Lease Receivables       Obligations
--------------------------------------------------------------------------------
2002                                                   $14,235          $ 13,328
2003                                                    13,377            12,528
2004                                                    12,145            11,423
2005                                                    10,983            10,372
2006                                                    10,159             9,574
Later                                                   71,571            67,886
--------------------------------------------------------------------------------
Total minimum lease payments                           132,470           125,111
Less unearned income                                    51,348                 -
Less interest                                                -            45,654
--------------------------------------------------------------------------------
Present value of net minimum lease payments             81,122            79,457
Less current portion                                     7,084             7,127
--------------------------------------------------------------------------------
Long-term portion                                     $ 74,038          $ 72,330
================================================================================


INCOME TAXES

The provision for income taxes consists of the following:

--------------------------------------------------------------------------------
(In thousands)                           2001            2000            1999
--------------------------------------------------------------------------------
Current
   Federal                            $  70,625       $ 187,788       $  90,166
   State                                 12,256          38,245          18,528
   Tax credits                             (600)           (479)           (291)

Deferred
   Restructure and other charges        (45,885)        (31,678)              -
   Other                                 35,996          10,637          16,520
--------------------------------------------------------------------------------
Total provision                       $  72,392       $ 204,513       $ 124,923
================================================================================

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

--------------------------------------------------------------------------------
(In thousands)                       2001              2000              1999
--------------------------------------------------------------------------------
Federal taxes based on
   statutory rate                 $  54,025         $ 156,609         $ 110,691
State income taxes, net of
   federal benefit                    5,267            19,196            13,568
Nondeductible goodwill               22,354            11,118             6,236
Asset sale basis difference               -            24,238                 -
Audit settlements                    (6,539)                -                 -
Other                                (2,715)           (6,648)           (5,572)
--------------------------------------------------------------------------------
Total provision                   $  72,392         $ 204,513         $ 124,923
================================================================================

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 24, 2001 and February 26, 2000 are as follows:

--------------------------------------------------------------------------------
(In thousands)                                         2001              2000
--------------------------------------------------------------------------------
Deferred tax assets:
   Depreciation and amortization                    $  64,452         $  51,268
   Restructure and other charges                       87,337            41,452
   Net operating loss from acquired
       Subsidiaries                                    46,255            56,784
   Provision for obligations to be settled
       in future periods                              171,426           169,359
   Inventory                                           20,479            13,073
   Other                                               21,132            14,719
--------------------------------------------------------------------------------
Total deferred tax assets                             411,081           346,655
--------------------------------------------------------------------------------

Deferred tax liabilities:
   Depreciation and amortization                     (127,212)         (121,458)
   Acquired assets adjustment to fair values          (41,077)          (24,430)
   Tax deductions for benefits
       to be paid in future periods                  (132,604)         (104,807)
   Other                                              (47,747)          (43,408)
--------------------------------------------------------------------------------
Total deferred tax liabilities                       (348,640)         (294,103)
--------------------------------------------------------------------------------

================================================================================
Net deferred tax asset                              $  62,441         $  52,552
================================================================================

The company acquired net operating loss (NOL) carryforwards of $119.3 million for tax purposes which expire beginning in 2005 and continuing through 2018.

Temporary differences attributable to obligations consist primarily of accrued postretirement benefits and vacation pay, and other expenses which are not deductible for income tax purposes until paid. There was no valuation allowance recorded in fiscal 2001 because it is more likely than not that all deferred tax assets will be realized.

STOCK OPTION PLANS

The company's 1997 and 1993 stock option plans allow the granting of non-qualified stock options and incentive stock options to key salaried executive employees at prices not less than 100 percent of fair market value, determined by averaging the open and close price on the date of grant. The company's 1983 plan no longer allows granting of stock options, but outstanding options remain to be exercised. In February 2000, and April 1998 and 1997, the Board of Directors reserved an additional 3.0, 2.4 and 4.0 million shares, respectively, for issuance under stock option plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board may determine at the time of granting whether each option granted will be a non-qualified or incentive stock option under the Internal Revenue Code. The term of each option will be determined by the Board of Directors or the Committee, but shall not be for more than 10 years from the date of grant. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee may determine. On August 31, 1999 the company acquired Richfood, and in connection therewith assumed all outstanding options and shares available for grant related to existing Richfood stock option plans, based on the exchange factor set forth in the merger agreement.

Changes in the options are as follows:
--------------------------------------------------------------------------------
                                                    Shares      Weighted Average
                                            (In thousands)       Price per Share

--------------------------------------------------------------------------------
Outstanding, February 28, 1998                       8,378                $15.67
Granted                                              2,377                 23.74
Exercised                                           (2,487)                14.98
Canceled and forfeited                                (352)
--------------------------------------------------------------------------------
Outstanding, February 27, 1999                       7,916                 18.26
Richfood acquisition                                 1,030                 24.30
Granted                                              3,458                 28.73
Exercised                                             (562)                14.76
Canceled and forfeited                                (100)
--------------------------------------------------------------------------------
Outstanding, February 26, 2000                      11,742                 22.01
Granted                                              4,243                 15.15
Exercised                                             (509)                15.72
Canceled and forfeited                              (1,066)
--------------------------------------------------------------------------------
Outstanding, February 24, 2001                      14,410                $20.26
--------------------------------------------------------------------------------

The outstanding stock options at February 24, 2001 have exercise prices ranging from $5.31 to $40.00 and a weighted average remaining contractual life of 6.91 years. Options to purchase 8.2 and 6.8 million shares were exercisable at February 24, 2001 and February 26, 2000, respectively. These options have a weighted average exercise price of $20.26 and $19.05, respectively. Option shares available for grant were 2.4 and 4.9 million at February 24, 2001 and February 26, 2000, respectively. The company has reserved 17.2 million shares, in aggregate, for the plans.

As of February 24, 2001, limited stock appreciation rights have been granted and are outstanding under the 1978, 1989 and 1993 Stock Appreciation Rights Plans. Such rights relate to options granted to purchase 2.7 million shares of common stock and are exercisable only upon a "change of control."

No compensation cost has been recognized for options issued under the Stock Option Plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's 2001, 2000 and 1999 net income and earnings per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share amounts)   2001           2000           1999
--------------------------------------------------------------------------------
Net earnings
   As reported                           $81,965        $242,941        $191,338
   Pro forma                              74,071         237,381         185,951

Earnings per share - diluted
   As reported                           $  0.62        $   1.87        $   1.57
   Pro forma                                0.56            1.82            1.52
--------------------------------------------------------------------------------

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:


Assumptions                                              2001       2000       1999
-------------------------------------------------------------------------------------
Dividend yield                                            2.00%      2.00%      1.99%
Risk free interest rate                                   4.83%      6.57%      5.27%
Expected life                                          5 years    5 years    4 years
Expected volatility                                      30.40%     21.97%     19.33%
Estimated fair value of options granted per share        $4.37      $6.20      $4.62
-------------------------------------------------------------------------------------

TREASURY STOCK PURCHASE PROGRAM

In August 1996, the Board of Directors authorized a treasury stock purchase program under which the company is authorized to repurchase up to 10.0 million shares for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the company's stock. In December 1999, the Board of Directors authorized a treasury stock purchase program under which the company is authorized to purchase up to $140.0 million of the company's common stock. In fiscal 2000, the company repurchased .8 million shares at an average cost of $22.66 under the August 1996 program and 5.9 million shares at an average cost of $17.86 under the December 1999 program. In fiscal 2001, the company repurchased an additional .8 million shares under the August 1996 program at an average cost of $15.92 per share. In fiscal 2001, the company completed the December 1999 program with the repurchase of an additional 2.1 million shares at an average cost of $16.86 per share for a total cost of $140.0 million.

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

--------------------------------------------------------------------------------------------------
  (In thousands, except per share amounts)                        2001         2000         1999
--------------------------------------------------------------------------------------------------
Earnings per share - basic
   Income available to common shareholders                      $ 81,965     $242,941     $191,338
   Weighted average shares outstanding                           132,251      129,162      120,376
   Earnings per share - basic                                   $   0.62     $   1.88     $   1.59

Earnings per share - diluted
   Income available to common shareholders                      $ 81,965     $242,941     $191,338
   Weighted average shares outstanding                           132,251      129,162      120,376
   Dilutive impact of options outstanding                            578          928        1,585
--------------------------------------------------------------------------------------------------
   Weighted average shares and potential dilutive
    shares outstanding                                           132,829      130,090      121,961
   Earnings per share - diluted                                 $   0.62     $   1.87     $   1.57
--------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

The company has guaranteed mortgage loan and other debt obligations of $19.3 million. The company has also guaranteed the leases and fixture financing loans of various affiliated retailers with a present value of $162.2 and $30.3 million, respectively. The company has provided limited recourse to purchasers of notes receivable from affiliated retailers with outstanding note balances of $46.4 and $71.4 million, at fiscal 2001 and 2000; $15.2 and $16.5 million of which the company has contingent liability for at February 24, 2001 and February 26, 2000, respectively.

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

Contributions under the defined contribution profit sharing plans are determined at the discretion of the Board of Directors and were $1.3, $1.5 and $2.2 million for fiscal 2001, 2000 and 1999, respectively.

Amounts charged to union pension expense were $42.7, $39.3 and $37.9 million for fiscal 2001, 2000 and 1999, respectively.

Benefit calculations for the company's defined benefit pension plans are based on years of service and the participants' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding both equity and fixed income securities.

In addition to providing pension benefits, the company provides certain health care and life insurance benefits for certain retired employees. Certain employees become eligible for these benefits upon meeting certain age and service requirements.

The following tables set forth the change in benefit obligation and plan assets, a reconciliation of the accrued benefit costs and total benefit cost for the fiscal year for the company's defined benefit pension plans and other postretirement plans:

                                                       Pension Benefits                 Other Benefits
                                                 -------------------------------------------------------------

                                                 February 24,    February 26,    February 24,     February 26,
(In thousands)                                           2001            2000            2001             2000
--------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year             $ 379,154       $ 321,693       $  72,061       $   74,315
Acquisitions                                                -          56,700               -                -
Service cost                                           16,217          15,991           2,000            2,040
Interest cost                                          28,859          23,657           5,407            4,915
Plan amendments                                           319              -               -                -
Actuarial loss (gain)                                  11,174         (22,304)         11,736           (5,910)
Benefits paid                                         (23,206)        (16,583)         (4,958)          (3,299)
--------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                   $ 412,517       $ 379,154       $  86,246       $   72,061
=============================================================================================================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year      $ 392,374       $ 284,767       $       -       $       -
Acquisitions                                                -          81,300               -               -
Actual return on plan assets                           27,897          33,484               -               -
Company contributions                                  12,620           9,406           2,650           3,299
Plan participants' contributions                            -               -           4,958           2,319
Benefits paid                                         (23,206)        (16,583)         (7,608)         (5,618)
-------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year            $ 409,685       $ 392,374       $       -       $       -
=============================================================================================================

RECONCILIATION OF PREPAID (ACCRUED) COST
Funded status                                       $  (2,832)      $  13,220       $ (86,246)      $ (72,061)
Accrued contribution                                    3,264           3,230               -               -
Unrecognized net loss                                  32,145          10,406          21,621          10,052
Unrecognized prior service cost                          (306)           (783)         (1,164)         (1,435)
-------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost                      $  32,271       $  26,073       $ (65,789)      $ (63,444)
=============================================================================================================

                                                   Pension Benefits                      Other Benefits
                                         -------------------------------------------------------------------------
(In thousands)                              2001         2000         1999        2001         2000         1999
------------------------------------------------------------------------------------------------------------------
NET BENEFIT COSTS FOR THE FISCAL YEAR
Service cost                             $ 16,217     $ 15,991     $ 12,916     $  2,000     $  2,040     $  1,750
Interest cost                              28,859       23,657       20,638        5,407        4,915        4,895
Expected return on plan assets            (38,231)     (31,928)     (25,634)           -            -            -
Amortization of:
Unrecognized net loss                           -          192            2          167          509          362


Unrecognized prior service cost              (159)        (187)         (72)        (271)        (262)        (262)
Unrecognized net obligation                  (306)          63          152            -            -            -
------------------------------------------------------------------------------------------------------------------
Net benefit costs for the fiscal year    $  6,380     $  7,788     $  8,002     $  7,303     $  7,202     $  6,745
==================================================================================================================

For both the pension and the postretirement benefit calculations, the weighted-average discount rate used was 7.75 percent for both 2001 and 2000, the expected return on plan assets used was 10.0 percent for both fiscal 2001 and 2000, and the rate of compensation increase was 4.0 percent for both fiscal 2001 and 2000.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.0 percent and 9.0 percent in fiscal 2001 and 2000, respectively. The company has reached its ultimate health care cost trend rate of 6.0 percent and will remain at that level. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the trend rate would increase the accumulated postretirement benefit obligation by $10.1 and $8.4 million in fiscal 2001 and 2000, respectively, and the net periodic cost by $1.0 million in fiscal 2001 and 2000. In contrast, a one percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $7.7 and $6.4 million in fiscal 2001 and 2000 respectively, and the net periodic cost by $0.8 million in fiscal both 2001 and 2000.

The company also maintains non-contributory, unfunded pension plans to provide certain employees with pension benefits in excess of limits imposed by federal tax law. The projected benefit obligation of the unfunded plans was $21.0 and $19.0 million at February 24, 2001 and February 26, 2000, respectively. The accumulated benefit obligation of these plans totaled $17.0 and $15.2 million at February 24, 2001 and February 26, 2000, respectively. Net periodic pension cost was $2.2, $3.5, $2.4 million for 2001, 2000, and 1999, respectively.

INDUSTRY SEGMENT INFORMATION

Retail food operations include results of food stores owned and limited assortment stores licensed by the company. Distribution segment results include sales to affiliated food stores, mass merchants, and other logistics arrangements. Identifiable assets and capital expenditures are those assets and expenditures directly associated with the segments' physical locations.

Information concerning the company's continuing operations by business segment for the years ended February 24, 2001, February 26, 2000 and February 27, 1999 is contained on page 18.

SIGNIFICANT CUSTOMER

During fiscal 2001, Kmart represented 10.5 percent of net sales. Receivables outstanding for Kmart at February 24, 2001 were $70.0 million or 11.4 percent. The supply agreement with Kmart will terminate June 30, 2001. During fiscal 2000 and 1999, no single customer accounted for greater than 10 percent of net sales or accounts receivable.

SHAREHOLDER RIGHTS PLAN

On April 24, 2000, the company announced that the Board of Directors adopted a Shareholder Rights Plan under which one preferred stock purchase right will be distributed for each outstanding share of common stock. The rights, which expire on April 12, 2010, are exercisable only under certain conditions, and may be redeemed by the Board of Directors for $0.01 per right. The plan contains a three-year independent director evaluation provision whereby a committee of the company's independent directors will review the plan at least once every three years. The rights become exercisable, with certain exceptions, after a person or group acquires beneficial ownership of 15 percent or more of the outstanding voting stock of the company.

Unaudited Quarterly Financial Information

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

--------------------------------------------------------------------------------
(In thousands, except per share data)

Fiscal Year (52 Weeks) Ended February 24, 2001
-----------------------------------------------------------------------------------------------------------------
                                               First         Second          Third         Fourth            Year
                                            (16 wks)       (12 wks)       (12 wks)       (12 wks)        (52 wks)
-----------------------------------------------------------------------------------------------------------------
Net sales                                $ 6,953,393    $ 5,333,823    $ 5,420,238    $ 5,486,825     $23,194,279
Gross profit                                 748,272        593,737        584,538        632,168       2,558,715
Net earnings                                  69,965         57,296         47,511        (92,807)         81,965
Net earnings per common share-diluted            .53            .43            .36           (.70)            .62
Dividends declared per common share            .1350          .1375          .1375          .1375           .5475
Weighted average shares-diluted              133,026        133,096        132,733        132,404         132,829
=================================================================================================================


Fiscal Year (52 Weeks) Ended February 26, 2000
----------------------------------------------------------------------------------------------------------------
                                               First         Second          Third         Fourth           Year
                                            (16 wks)       (12 wks)       (12 wks)       (12 wks)       (52 wks)
----------------------------------------------------------------------------------------------------------------
Net sales                                $ 5,289,720    $ 4,145,775    $ 5,361,732    $ 5,541,852    $20,339,079
Gross profit                                 542,823        448,186        581,706        655,068      2,227,783
Net earnings                                  66,721         45,482         58,654         72,084        242,941
Net earnings per common share-diluted            .55            .37            .42            .52           1.87
Dividends declared per common share            .1325          .1350          .1350          .1350          .5375
Weighted average shares-diluted              120,769        123,682        140,469        138,545        130,090
================================================================================================================

Note: Net earnings for fiscal 2001 included restructure and other items of $153.9 or $1.16 per diluted share. Net earnings for fiscal 2000 included a net gain of $10.9 million or $.08 per diluted share from the gain on the sale of Hazelwood Farms Bakeries and for restructure and other charges.

                          Independent Auditors' Report

The Board of Directors and Stockholders

SUPERVALU INC:

Under date of April 3, 2001, we reported on the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 24, 2001 and February 26, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the fiscal years in the three-year period ended February 24, 2001, which are included in the annual report on Form 10-K for the 2001 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Minneapolis, Minnesota
April 3, 2001

SUPERVALU INC. and Subsidiaries

SCHEDULE II - Valuation and Qualifying Accounts

             COLUMN A                             COLUMN B      COLUMN C         COLUMN D         COLUMN E
------------------------------------------------ ----------    ----------       ----------       -----------

                                                 Balance at                                       Balance at
                                                  beginning                                              end
            Description                             of year     Additions       Deductions           of year
------------------------------------------------ ----------    ----------       ----------       -----------
Allowance for doubtful accounts:
       Year ended:
February 24, 2001                                30,399,000    12,307,000       11,802,000 (B)   $30,904,000
February 26, 2000                                18,983,000    17,380,000 (A)    5,964,000 (B)    30,399,000
February 27, 1999                                13,415,000    10,150,000        4,582,000 (B)    18,983,000

Allowance for notes receivable accounts:
       Year ended:
February 24, 2001                                 7,500,000    10,800,000        8,000,000       $10,300,000
February 26, 2000                                         -     7,500,000                -         7,500,000
February 27, 1999                                         -             -                -                 -

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

 10.20. SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended.

*10.21. SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended.

*10.22.           SUPERVALU INC. 1997 Stock Plan, as amended.

*10.23.           Supplemental Retirement Agreement for William J. Bolton.

*10.24. Split Dollar Life Insurance Agreement for Michael W. Wright and Collateral Assignment of Policy.

*10.25.           SUPERVALU/Richfood Stock Incentive Plan.

 10.26.           Restricted Stock Unit Award Agreement for David L. Boehnen.

10.27.            Restricted Stock Unit Award Agreement for Pamela K. Knous.

10.28.            Separation Agreement and General Release for William J.
                  Bolton.

10.29. Resolutions of SUPERVALU INC. Board of Directors amending the SUPERVALU Restricted Stock Plan, as amended.

12.1.             Ratio of Earnings to Fixed Charges.

21.1.             Subsidiaries of the Registrant.

23.1.             Consent of KPMG LLP.

24.1.             Power of Attorney.

99.1.             Cautionary Statements Pursuant to the Securities Litigation
                  Reform Act.

-----------------

* Incorporated by Reference