Form 10-Q
period 2001-06-16
SUPERVALU INC
filed 2001-07-31
CIK 95521

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 16, 2001.

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

Yes   X            No

The number of shares outstanding of each of the issuer's classes of Common Stock as of July 20, 2001 is as follows:

           Title of Each Class               Shares Outstanding
           -------------------               ------------------

           Common Shares                     133,065,701

                                                  PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Item 1: Financial Statements
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                           First quarter (16 weeks) ended

                                                           June 16, 2001      % of sales   June 17, 2000       % of sales
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $6,931,568          100.00%       $6,953,393         100.00%

Costs and expenses:
  Cost of sales                                              6,160,676           88.88         6,205,121          89.24
  Selling and administrative expenses                          600,440            8.66           558,594           8.03
  Amortization of goodwill                                      14,865            0.21            15,065           0.22
  Interest
    Interest expense                                            62,657            0.90            63,636           0.92
    Interest income                                              6,430            0.09             6,021           0.09
                                               --------------------------------------------------------------------------
       Interest expense, net                                    56,227            0.81            57,615           0.83
                                               --------------------------------------------------------------------------

         Total costs and expenses                            6,832,208           98.57         6,836,395          98.32
                                               --------------------------------------------------------------------------

Earnings before income taxes                                    99,360            1.43           116,998           1.68

Provision for income taxes
  Current                                                       36,894                            39,713
  Deferred                                                       3,049                             7,320
                                               --------------------------------------------------------------------------

     Income tax expense                                         39,943            0.58            47,033           0.67
                                               --------------------------------------------------------------------------
Net earnings                                                $   59,417            0.86%       $   69,965           1.01%
                                               ==========================================================================


Net earnings per common share- diluted                      $     0.45                        $     0.53

Net earnings per common share- basic                        $     0.45                        $     0.53

Weighted average number of common
    shares outstanding
       Diluted                                                 132,576                           133,026
       Basic                                                   132,493                           131,987

Dividends declared per common share                         $   0.1375                        $   0.1350


All data subject to year-end audit.       See notes to consolidated financial
                                          statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------

(In thousands)
                                                                               First Quarter (16 weeks) ended
                                                                        June 16, 2001                      June 17, 2000
-------------------------------------------------------------------------------------------------------------------------
Net Sales
-------------------------------------------------------------------------------------------------------------------------
Retail food                                                                 $2,820,199                         $2,698,508
     % of total                                                                   40.7%                              38.8%

Food distribution                                                            4,111,369                          4,254,885
     % of total                                                                   59.3%                              61.2%

Total net sales                                                             $6,931,568                         $6,953,393
                                                                                 100.0%                             100.0%

-------------------------------------------------------------------------------------------------------------------------
Earnings
-------------------------------------------------------------------------------------------------------------------------

Retail food                                                                 $   91,616                         $  109,397
     % of sales                                                                    3.2%                               4.1%

Food distribution                                                               75,787                             74,909
     % of sales                                                                    1.8%                               1.8%
                                                                      ---------------------------------------------------

Subtotal                                                                       167,403                            184,306
     % of sales                                                                    2.4%                               2.7%

General corporate expenses                                                     (11,816)                            (9,693)
                                                                      ---------------------------------------------------

Total operating earnings                                                       155,587                            174,613
     % of sales                                                                    2.2%                               2.5%

Interest income                                                                  6,430                              6,021

Interest expense                                                               (62,657)                           (63,636)
                                                                      ---------------------------------------------------

Earnings before income taxes                                                    99,360                            116,998

Provision for income taxes                                                     (39,943)                           (47,033)
                                                                      ---------------------------------------------------

Net earnings                                                                $   59,417                         $   69,965
=========================================================================================================================


All data subject to year-end audit.                  See notes to consolidated
                                                     financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                                   First Quarter             Fiscal Year End
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                       June 16,                  February 24,
                                                                                         2001                          2001
Assets
---------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                    $          40,071             $       10,396
  Receivables, net                                                                       549,911                    582,923
  Inventories                                                                          1,281,603                  1,350,061
  Other current assets                                                                   142,469                    148,296
                                                                        ---------------------------------------------------

        Total current assets                                                           2,014,054                  2,091,676

Long-term notes receivable                                                               167,223                    161,388

Property, plant and equipment, net                                                     2,146,732                  2,232,794

Goodwill                                                                               1,561,917                  1,576,780

Other assets                                                                             419,817                    344,534
                                                                        ---------------------------------------------------

Total assets                                                                   $       6,309,743             $    6,407,172
                                                                        ===================================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                                $         473,587             $      579,039
  Accounts payable                                                                     1,377,927                  1,396,011
  Current debt and obligations under capital leases                                       57,781                     54,668
  Other current liabilities                                                              264,635                    311,452
                                                                        ---------------------------------------------------

          Total current liabilities                                                    2,173,930                  2,341,170

Long-term debt and obligations under capital leases                                    2,012,362                  2,008,474

Other liabilities and deferred income taxes                                              290,236                    264,033

Total stockholders' equity                                                             1,833,215                  1,793,495
                                                                        ---------------------------------------------------

Total liabilities and stockholders' equity                                     $       6,309,743             $    6,407,172
                                                                        ===================================================


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

                              Common Stock        Capital in      Treasury Stock
                                                                                                        Accumulated
                                                  Excess of                              Retained          Other
                          Shares       Amount     Par Value     Shares        Amount     Earnings    Comprehensive Loss    Total
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 26, 2000      150,670      150,670      132,226     (16,008)      (308,788)    1,847,371                -      1,821,479
Net earnings                   -            -            -           -              -        81,965                -         81,965

Sales of common stock
  Under option plans           -            -       (3,538)        279          7,095             -                -          3,557

Cash dividends declared
  on common stock-
  $.5475 per share             -            -            -           -              -       (72,903)               -        (72,903)

Compensation under
 employee incentive plans      -            -         (196)        366          8,271             -                -          8,075

Purchase of shares for
 treasury                      -            -            -      (2,933)       (48,678)            -                -        (48,678)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 24, 2001      150,670     $150,670     $128,492     (18,296)     $(342,100)   $1,856,433                -     $1,793,495
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                   -            -            -           -              -        59,417                -         59,417

Sales of common stock
  Under option plans           -            -         (347)         26            552             -                -            205

Cash dividends declared
  on common stock-
  $.1375 per share             -            -            -           -              -       (18,325)               -        (18,325)

Compensation under
 employee incentive plans      -            -       (1,842)        435          7,554             -                -          5,712

Other comprehensive loss       -            -            -           -              -             -           (7,289)        (7,289)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  JUNE 16, 2001          150,670     $150,670     $126,303     (17,835)     $(333,994)   $1,897,525          $(7,289)    $1,833,215
===================================================================================================================================

All data subject to year-end audit          See notes to consolidated
                                            financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------

                                                                              Year-to-date
                                                                            (16 weeks ended)
--------------------------------------------------------------------------------------------------------
                                                                      June 16,            June 17,
                                                                        2001                2000
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            $ 217,956             $ 246,387
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to long-term notes receivable                              (16,799)              (17,271)
  Proceeds received on long-term notes receivable                       11,137                 6,183
  Proceeds from sale of assets                                          22,303                11,636
  Purchase of property, plant and equipment                            (67,416)             (113,794)
  Other cash used in investing activities                              (24,507)              (44,412)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (75,282)             (157,658)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase in checks outstanding, net of deposits                   30,947                 4,250
  Net (reduction) issuance of short-term notes payable                (105,452)               92,286
  Proceeds from issuance of long-term debt                              10,000                     -
  Repayment of long-term debt                                           (5,576)              (91,492)
  Dividends paid                                                       (36,525)              (36,095)
  Payment for purchase of treasury stock                                     -               (48,604)
  Other cash used in financing activities                               (6,393)               (8,213)
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (112,999)              (87,868)
--------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                               29,675                   861
Cash and cash equivalents at beginning of quarter/year                  10,396                10,920
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of first quarter                $  40,071             $  11,781
========================================================================================================

Supplemental Information:
 Pretax LIFO expense                                                 $  (2,341)            $    (641)
 Pretax depreciation and amortization                                $ 103,021             $  96,349

All data subject to year-end audit.            See notes to consolidated
                                               financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Annual Report on Form 10-K of SUPERVALU INC. ("SUPERVALU" or the "company") for its fiscal year ended February 24, 2001 ("fiscal 2001").

Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company on February 25, 2001. Therefore, at that date, the company's interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liablility of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.3 million, and a deferred tax liability of $4.7 million. There was no material impact on pre-tax earnings for first quarter 2002. As of June 16, 2001, the swaps were revalued, resulting in a decrease of $0.7 million to the liability. On July 6, 2001, the swaps were terminated which had no material cash impact.

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at June 16, 2001 and June 17, 2000, and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Restructure and Other Charges
-----------------------------

In the fourth quarter of fiscal 2001, the company completed a company-wide asset review to identify assets that do not meet return objectives, provide long-term strategic opportunities, or justify additional capital investment. As a result, the company recorded restructure and other charges of $171.3 million include $89.7 million of asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 reserve of $10.3 million for lease subsidies and future payments on exited leased facilities. These actions include a net reduction of approximately 4,500 employees throughout the organization. Management expects the majority of these actions to be completed by the end of fiscal 2002.

Details of the fiscal 2001 restructure activity for fiscal 2002 follow:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Balance                                Balance
(In thousands, except for employees)                                          February 24,        Fiscal 2002            June 16,
                                                                                      2001           Activity                2001
---------------------------------------------------------------------------------------------------------------------------------
Consolidation of distribution centers                                              $41,499             $1,325             $40,174
Exit of non-core retail markets                                                     33,735                 42              33,693
Disposal of non-core assets and other administrative reductions                     16,619                238              16,381
---------------------------------------------------------------------------------------------------------------------------------
Total restructure and other charges                                                $91,853             $1,605             $90,248
---------------------------------------------------------------------------------------------------------------------------------
Employees                                                                            4,500                200               4,300
---------------------------------------------------------------------------------------------------------------------------------

The reserves at the end of first quarter fiscal 2002 for fiscal 2001 restructure charges were $90.2 million, including $51.9 million for lease subsidies, lease terminations and future payments on exited leased facilities and $38.3 million for severance and employee related costs.

In fiscal 2000, the company recorded pre-tax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. This amount was then reduced by $10.3 million in fiscal 2001, primarily for a change in estimate for the closure of a remaining facility, which will occur in the second quarter of fiscal 2002. The restructure charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions.

Details of the fiscal 2000 restructure activity for fiscal 2002 follow:

------------------------------------------------------------------------------------------------------------------
                                                  Balance February 24,          Fiscal 2002           Balance June
(In thousands, except for employees)                              2001             Activity               16, 2001
------------------------------------------------------------------------------------------------------------------
Facility consolidation                                         $11,472               $  220              $  11,252
Non-core store disposal                                          4,404                  826                  3,578
Infrastructure realignment                                       1,980                  196                  1,784
------------------------------------------------------------------------------------------------------------------
Total restructure and other charges                            $17,856               $1,242              $  16,614
------------------------------------------------------------------------------------------------------------------
Employees                                                          463                    6                    457
------------------------------------------------------------------------------------------------------------------

The reserves at the end of first quarter fiscal 2002 for fiscal 2000 restructure charges were $16.6 million, including $9.5 million for lease subsidies, lease terminations and future payments on exited leased facilities and $7.1 million for severance and employee related costs.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
---------------------

For the first quarter of fiscal 2002, the company achieved sales of $6.9 billion, net earnings of $59.4 million and diluted earnings per share of $0.45. Last year, sales were $7.0 billion, net earnings were $70.0 million and diluted earnings per share were $0.53.

Net sales
Net sales decreased 0.3 percent compared to last year. Retail food sales increased 4.5 percent and food distribution sales decreased 3.4 percent.

Retail food sales increased over last year primarily due to 112 new store openings including 95 new limited assortment stores over the past twelve months. Same-store sales were approximately a negative 1.5 percent due to the effect of competitive activities in certain markets and cannibalization. Food distribution sales decreased from last year due to lower sales volumes from Kmart and the impact of restructuring activity, offset in part by new business. The supply agreement with Kmart terminated June 30, 2001.

Gross profit
Gross profit as a percentage of net sales was 11.1 percent compared to 10.8 percent last year. The increase was primarily due to distribution expense reductions in the logistics operations.

Selling and administrative expenses
Selling and administrative expenses, including goodwill amortization, as a percentage of sales were 8.9 percent for the current year compared to 8.3 percent last year. The increase in selling and administrative expenses as a percentage of sales was primarily due to the growing proportion of the company's retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business.

Operating earnings
The company's pretax operating earnings (earnings before interest and taxes) decreased to $155.6 million compared to $174.6 million last year, a 10.9 percent decrease. Operating earnings before depreciation and amortization decreased to $258.6 million compared with $271.0 million last year, a 4.6 percent decrease. Retail food operating earnings decreased 16.3 percent to $91.6 million, or 3.2 percent of sales, from last year's $109.4 million, or 4.1 percent of sales, as sales gains were fully offset by higher promotional and selling and administrative expenses in certain markets. Retail food operating earnings before depreciation and amortization decreased 9.4 percent to $142.9 million, or
5.1 percent of sales, from last year's $157.7 million, or 5.8 percent of sales. Food distribution operating earnings increased 1.2 percent to $75.8 million, or
1.8 percent of sales, from last year's $74.9 million, or 1.8 percent of sales, due to cost reductions in distribution. Food distribution operating earnings before depreciation and amortization increased 3.8 percent to $126.7 million, or
3.1 percent of sales, from last year's $122.0 million, or 2.9 percent of sales.

Interest expense
Interest expense decreased to $62.7 million compared with $63.6 million last year due to lower overall borrowing levels and lower interest rates since last year. Interest income increased to $6.4 million compared to $6.0 million last year.

Income taxes
The effective tax rate was 40.2 percent in the first quarter this year, comparable to last year.

Net earnings
Net earnings decreased 15.1 percent to $59.4 million or $0.45 per share -diluted compared with last year's net earnings of $70.0 million or $0.53 per share - diluted. Cash earnings decreased to $0.56 per share - diluted compared with last year's $0.64 per share - diluted. Weighted average shares - diluted decreased to
132.6 million compared with last year's 133.0 million.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations was $218.0 million, compared with $246.4 million last year. The decrease is primarily due to a decrease in net earnings of $10.5 million and a decrease in net inventory of $68.1 million compared to $84.3 million last year. Net cash used in investing activities was $75.3 million, compared with $157.7 million last year. The decrease is primarily due to lower property, plant & equipment purchases. Net cash used in financing activities was $113.0 million, compared with $87.9 million last year. The increase in cash used is primarily due to the reduction of short-term notes payable, partially offset by the purchase of treasury stock during the first quarter of last year.

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

The company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes, to support the company's commercial paper program and for the issuance of letters of credit. A $400 million revolving credit agreement, with rates tied to LIBOR, is in place and expires in October 2002. As of June 16, 2001, the company had $170 million of borrowings and $23.2 million of letters of credit outstanding under this agreement. In August 1999, the company executed a 364-day, $300 million revolving credit agreement with rates tied to LIBOR. As of June 16, 2001, the company had $300 million of borrowings outstanding under this agreement. This agreement was amended and restated in August 2000 to change the maturity date to August 2001. The company expects to replace this agreement prior to its expiration date. The company has $29.0 million reinvested in marketable securities.

Company-Wide Asset Review
-------------------------

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

The restructure and other charges of $171.3 million include $89.7 million of asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 reserve of $10.3 million for lease subsidies and future payments on exited leased facilities. These actions include a net reduction of approximately 4,500 employees throughout the organization. Management expects the majority of these actions to be completed by the end of fiscal 2002.

During first quarter fiscal 2002, the company announced the closure of six distribution centers and the exit of two non-core retail markets relating to the fiscal 2001 restructure charges. The reserves at the end of first quarter fiscal 2002 for fiscal 2001 restructure charges were $90.2 million, including $51.9 million for lease subsidies, lease terminations and future payments on exited leased facilities and $38.3 million for severance and employee related costs.

During the fourth quarter of fiscal 2001, the company reduced the fiscal 2000 restructure reserve by $10.3 million primarily for a change in estimate for the closure of a remaining facility, which will occur in the second quarter of fiscal 2002. The reserves at the end of first quarter fiscal 2002 for fiscal 2000 restructure charges were $16.6 million, including $9.5 million for lease subsidies, lease terminations and future payments on exited leased facilities and $7.1 million for severance and employee related costs.

New accounting standards
------------------------

Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company on February 25, 2001. Therefore, at that date, the company's interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liablility of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.3 million, and a deferred tax liablility of $4.7 million. There was no material impact on pre-tax earnings for first quarter 2002. As of June 16, 2001, the swaps were revalued, resulting in a decrease of $0.7 million to the liability. On July 6, 2001, the swaps were terminated which had no material cash impact.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on February 23, 2002. Any goodwill resulting from an acquisition completed after June 30, 2001 will not be amortized. SFAS No 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003.

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

           None

Item 4.    Submission of Matters to a Vote of Security Holders
-------

           None

Item 5.    Other Information
-------    -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

  (a)      Exhibits filed with this Form 10-Q:

           (10)    Separation Agreement and General Release for Alec C.
                   Covington

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


                                      SUPERVALU INC. (Registrant)

Dated:  July 30, 2001                 By: /s/ Pamela K. Knous
                                         ------------------------------
                                              Pamela K. Knous
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Authorized officer of Registrant)

EXHIBIT INDEX
-------------


Exhibit

(10)     Separation Agreement and General Release for Alec C. Covington

(11)     Computation of Earnings Per Common Share

(99)(i)  Cautionary Statements pursuant to the Securities Litigation Reform Act