Form 10-Q
period 2001-09-08
SUPERVALU INC
filed 2001-10-11
CIK 95521

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 8, 2001.

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

Yes            X            No

The number of shares outstanding of each of the issuer's classes of Common Stock as of October 5, 2001 is as follows:

                 Title of Each Class        Shares Outstanding
                 -------------------        ------------------

                    Common Shares              133,299,913

                                             PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Item 1: Financial Statements
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

-----------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                       Second quarter (12 weeks) ended

                                                      Sept. 8, 2001      % of sales   Sept. 9, 2000          % of sales
-----------------------------------------------------------------------------------------------------------------------

Net sales                                                  $ 4,715,257       100.00%      $ 5,333,823            100.00%

Costs and expenses
  Cost of sales                                              4,121,684        87.41         4,740,086             88.87
  Selling and administrative expenses                          455,194         9.65           442,102              8.29
  Amortization of goodwill                                      11,106         0.24            11,383              0.21
  Interest
    Interest expense                                            45,942         0.97            49,869              0.93
    Interest income                                              5,870         0.12             5,430              0.10
                                               ------------------------------------------------------------------------
       Interest expense, net                                    40,072         0.85            44,439              0.83
                                               ------------------------------------------------------------------------

         Total costs and expenses                            4,628,056        98.15         5,238,010             98.20
                                               ------------------------------------------------------------------------

Earnings before income taxes                                    87,201         1.85            95,813              1.80

Provision for income taxes
  Current                                                       30,648                         50,462
  Deferred                                                       4,408                        (11,945)
                                               ------------------------------------------------------------------------

     Income tax expense                                         35,056         0.74            38,517              0.72
                                               ------------------------------------------------------------------------
Net earnings                                               $    52,145         1.11%      $    57,296              1.07%
                                               ========================================================================


Net earnings per common share- diluted                     $      0.39                    $      0.43

Net earnings per common share- basic                       $      0.39                    $      0.43

Weighted average number of common
    shares outstanding
       Diluted                                                 134,249                        133,096
       Basic                                                   133,130                        132,321


Dividends declared per common share                        $    0.1400                    $    0.1375

All data subject to year-end audit.          See notes to consolidated financial
                                             statements.

-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS

-----------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                        Year-to-date (28 weeks) ended

                                                      Sept. 8, 2001      % of sales   Sept. 9, 2000          % of sales
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                  $11,646,825       100.00%      $12,287,216            100.00%

Costs and expenses
  Cost of sales                                             10,282,360        88.28        10,945,207             89.08
  Selling and administrative expenses                        1,055,634         9.06         1,000,696              8.14
  Amortization of goodwill                                      25,971         0.22            26,448              0.22
  Interest
    Interest expense                                           108,599         0.93           113,505              0.92
    Interest income                                             12,300         0.11            11,451              0.09
                                               ------------------------------------------------------------------------
       Interest expense, net                                    96,299         0.83           102,054              0.83
                                               ------------------------------------------------------------------------

         Total costs and expenses                           11,460,264        98.40        12,074,405             98.27
                                               ------------------------------------------------------------------------

Earnings before income taxes                                   186,561         1.60           212,811              1.73

Provision for income taxes
 Current                                                        67,542                        104,815
 Deferred                                                        7,457                        (19,265)
                                               ------------------------------------------------------------------------

     Income tax expense                                         74,999         0.64            85,550              0.70
                                               ------------------------------------------------------------------------
Net earnings                                               $   111,562         0.96%      $   127,261              1.04%
                                               ========================================================================


Net earnings per common share- diluted                     $      0.84                    $      0.96

Net earnings per common share- basic                       $      0.84                    $      0.96

Weighted average number of common
    shares outstanding
       Diluted                                                 133,293                        133,068
       Basic                                                   132,766                        132,130


Dividends declared per common share                        $    0.2775                    $    0.2725

All data subject to year-end audit.          See notes to consolidated financial
                                             statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

-----------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                       Second Quarter (12 weeks) ended                   Year-to-date (28 weeks) ended
                                    Sept. 8, 2001            Sept. 9, 2000            Sept. 8, 2001            Sept. 9, 2000
-----------------------------------------------------------------------------------------------------------------------------
Net Sales
-----------------------------------------------------------------------------------------------------------------------------
Retail food                        $    2,157,842           $    2,141,789           $     4,978,041          $     4,840,297
  % of total                                 45.8%                    40.2%                     42.7%                    39.4%
Food distribution                       2,557,415                3,192,034                 6,668,784                7,446,919
  % of total                                 54.2%                    59.8%                     57.3%                    60.6%
                              -----------------------------------------------------------------------------------------------

Total net sales                    $    4,715,257           $    5,333,823           $    11,646,825          $    12,287,216
                                            100.0%                   100.0%                    100.0%                   100.0%
-----------------------------------------------------------------------------------------------------------------------------
Earnings
-----------------------------------------------------------------------------------------------------------------------------

Retail food                        $       93,695           $       86,350           $       185,311          $       195,747
  % of sales                                  4.3%                     4.0%                      3.7%                     4.0%

Food distribution                          42,598                   62,575                   118,385                  137,484
  % of sales                                  1.7%                     2.0%                      1.8%                     1.8%
                              -----------------------------------------------------------------------------------------------

Subtotal                                  136,293                  148,925                   303,696                  333,231
  % of sales                                  2.9%                     2.8%                      2.6%                     2.7%

General corporate expenses                 (9,020)                  (8,673)                  (20,836)                 (18,366)
                              -----------------------------------------------------------------------------------------------

Total operating earnings                  127,273                  140,252                   282,860                  314,865
  % of sales                                  2.7%                     2.6%                      2.4%                     2.6%

Interest income                             5,870                    5,430                    12,300                   11,451

Interest expense                          (45,942)                 (49,869)                 (108,599)                (113,505)
                              -----------------------------------------------------------------------------------------------

Earnings before income taxes               87,201                   95,813                   186,561                  212,811

Provision for income taxes                (35,056)                 (38,517)                  (74,999)                 (85,550)
                              -----------------------------------------------------------------------------------------------

Net earnings                       $       52,145           $       57,296           $       111,562          $       127,261
=============================================================================================================================

All data subject to year-end audit.          See notes to consolidated financial
                                                                     statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                        Second Quarter            Fiscal Year End
----------------------------------------------------------------------------------------------------------------
(In thousands)                                                          September 8,                February 24,
                                                                                2001                        2001
Assets
----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                         $         22,383                  $   10,396
  Receivables, net                                                           487,471                     582,923
  Inventories                                                              1,170,420                   1,350,061
  Other current assets                                                       138,009                     148,296
                                                                   ---------------------------------------------

        Total current assets                                               1,818,283                   2,091,676

Long-term receivables                                                        162,336                     161,388

Property, plant and equipment, net                                         2,162,576                   2,232,794

Goodwill                                                                   1,545,773                   1,576,780

Other assets                                                                 347,624                     344,534
                                                                   ---------------------------------------------

Total assets                                                        $      6,036,592                  $6,407,172
                                                                   =============================================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                     $        386,384                  $  579,039
  Accounts payable                                                         1,191,376                   1,396,011
  Current debt and obligations under capital leases                           55,665                      54,668
  Other current liabilities                                                  291,945                     311,452
                                                                   ---------------------------------------------

          Total current liabilities                                        1,925,370                   2,341,170

Long-term debt and obligations under capital leases                        1,955,892                   2,008,474

Other liabilities and deferred income taxes                                  279,927                     264,033

Total stockholders' equity                                                 1,875,403                   1,793,495
                                                                   ---------------------------------------------

Total liabilities and stockholders' equity                          $      6,036,592                  $6,407,172
                                                                   =============================================

All data subject to year-end audit.          See notes to consolidated financial
                                                                     statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                 Capital in
                            Common Stock         Excess of       Treasury Stock         Retained           Other
                        Shares       Amount      Par Value     Shares      Amount       Earnings     Comprehensive Loss  Total
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT
  FEBRUARY 26, 2000     150,670  $150,670     $132,226       (16,008)   ($308,788)    $1,847,371                         $1,821,479
Net earnings                  -         -            -             -            -         81,965                             81,965

Sales of common
 stock under option
 plans                        -         -       (3,538)          279        7,095              -                              3,557

Cash dividends
 declared on common
 stock- $.5475 per
 share                        -         -            -             -            -        (72,903)                           (72,903)

Compensation under
 employee incentive
 plans                        -         -         (196)          366        8,271              -                              8,075

Purchase of shares
 for treasury                 -         -            -        (2,933)     (48,678)             -                            (48,678)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 24, 2001     150,670  $150,670     $128,492       (18,296)  $ (342,100)    $1,856,433                         $1,793,495
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                  -         -            -             -            -        111,562                            111,562

Sales of common
 stock
  Under option plans          -         -       (1,356)          457        8,339              -                              6,983

Cash dividends
 declared on common
 stock- $0.2775 per
 share                        -         -            -             -            -        (36,987)                           (36,987)

Compensation under
 employee incentive
 plans                        -         -       (2,251)          550        9,833              -                              7,582


Other comprehensive
 loss                         -         -            -             -            -              -                (7,232)      (7,232)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  SEPTEMBER 8, 2001     150,670  $150,670     $124,885       (17,289)  $ (323,928)    $1,931,008               $(7,232)  $1,875,403
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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------

                                                                       Year-to-date
                                                                      (28 weeks ended)
---------------------------------------------------------------------------------------------
                                                               September 8,      September 9,
                                                                       2001              2000
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                         $ 479,209         $ 380,653
---------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to long-term receivables                                (21,658)          (31,052)
  Proceeds received on long-term receivables                         19,112            18,200
  Proceeds from sale of assets                                       50,562            20,510
  Purchase of property, plant and equipment                        (125,972)         (187,346)
  Other cash used in investing activities                           (30,180)          (72,148)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                              (108,136)         (251,836)
---------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net (decrease) increase in checks outstanding                    (119,808)           24,744
  Net (reduction) issuance of short-term notes payable             (192,655)           43,729
  Proceeds from issuance of long-term debt                           10,000                 -
  Repayment of long-term debt                                       (11,973)          (95,499)
  Dividends paid                                                    (36,525)          (36,119)
  Payment for purchase of treasury stock                                  -           (48,604)
  Other cash used in financing activities                            (8,125)          (13,528)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                              (359,086)         (125,277)
---------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            11,987             3,540
Cash and cash equivalents at beginning of period                     10,396            10,920
---------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of period                    $  22,383         $  14,460
=============================================================================================

Supplemental information:
 Pretax LIFO expense                                              $   3,882         $   1,292
 Pretax depreciation and amortization                             $ 180,261         $ 175,312

Cash paid during the period for:
  Income taxes                                                    $  72,108         $  44,386
  Interest                                                        $ 110,511         $ 110,459

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

Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company on February 25, 2001. Therefore, at that date, the company's interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liability of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.7 million, and a deferred tax liability of $5.0 million. As of June 16, 2001, the swaps were revalued, resulting in a decrease to the liability of $0.7 million, a decrease to deferred taxes of $0.2 million and a decrease to other comprehensive income of $0.5 million. On July 6, 2001, the swaps were terminated, which had no material impact to the company's consolidated financial statements.

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at September 8, 2001 and September 9, 2000, and the results of the company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Restructure and Other Charges
-----------------------------

In the fourth quarter of fiscal 2001, the company completed a company-wide asset review to identify assets that did not meet return objectives, provide long-term strategic opportunities, or justify additional capital investment. As a result, the company recorded restructure and other charges of $171.3 million including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 reserve of $10.3 million for lease subsidies and future payments on exited leased facilities. These actions include a net reduction of approximately 4,500 employees throughout the organization. Management expects the majority of these actions to be completed by the end of fiscal 2002.

Details of the fiscal 2001 restructure activity, after-tax, for fiscal 2002 follow:

                                                                         Balance                      Balance
(In thousands, except for employees)                                 February 24,   Fiscal 2002   September 8,
                                                                            2001       Activity          2001
-------------------------------------------------------------------------------------------------------------
Consolidation of distribution centers                                    $41,499        $ 4,568       $36,931
Exit of non-core retail markets                                           33,735         18,008        15,727
Disposal of non-core assets and other administrative reductions           16,619            585        16,034
-------------------------------------------------------------------------------------------------------------
Total restructure and other charges                                      $91,853        $23,161       $68,692
-------------------------------------------------------------------------------------------------------------
Employees                                                                  4,500          2,900         1,600
-------------------------------------------------------------------------------------------------------------

The reserves at the end of second quarter fiscal 2002 for fiscal 2001 restructure charges were $68.7 million, including $47.6 million for lease subsidies, lease terminations and future payments on exited leased facilities and $21.1 million for employee related costs.

In fiscal 2000, the company recorded pre-tax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. This amount was reduced by $10.3 million in fiscal 2001, primarily for a change in estimate for the closure of a remaining facility, which occurred in the second quarter of fiscal 2002. The restructure charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions.

Details of the fiscal 2000 restructure activity, after-tax, for fiscal 2002 follow:

-------------------------------------------------------------------------------
                                             Balance                    Balance
(In thousands, except for employees)     February 24, Fiscal 2002   September 8,
                                                2001     Activity          2001
-------------------------------------------------------------------------------
Facility consolidation                       $11,472       $3,519       $ 7,953
Non-core store disposal                        4,404        1,450         2,954
Infrastructure realignment                     1,980          243         1,737
-------------------------------------------------------------------------------
Total restructure and other charges          $17,856       $5,212       $12,644
-------------------------------------------------------------------------------
Employees                                        463          346           117
-------------------------------------------------------------------------------

The reserves at the end of second quarter fiscal 2002 for fiscal 2000 restructure charges were $12.6 million, including $8.1 million for lease subsidies, lease terminations and future payments on exited leased facilities and $4.5 million for severance and employee related costs.

Notes Payable
-------------

On August 16, 2001, the company entered into an accounts receivable securitization program, under which the company can borrow up to $200 million on a revolving basis, with borrowings secured by eligible accounts receivable. As of September 8, 2001, the company had $158 million of borrowings outstanding under this agreement and $224 million in eligible receivables pledged as collateral.


Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

For the second quarter of fiscal 2002, the company achieved sales of $4.7 billion, net earnings of $52.1 million and diluted earnings per share of $0.39. Last year, sales were $5.3 billion, net earnings were $57.3 million and diluted earnings per share were $0.43.

Net sales

Net sales decreased 11.6 percent compared to last year. Retail food sales increased 0.8 percent and food distribution sales decreased 19.9 percent.

Retail food sales increased over last year primarily due to new store openings, partly offset by the closure of non-core and underperforming retail stores. In addition, same-store sales turned slightly positive for the quarter. Food distribution sales decreased from last year due to the exit of the Kmart business and the impact of restructuring activities, offset in part by new business. The supply agreement with Kmart terminated June 30, 2001.

Gross profit

Gross profit as a percentage of net sales was 12.6 percent compared to 11.1 percent last year. The increase was due to the growing proportion of the company's retail business, which operates at a higher gross profit margin as a percentage of net sales than the food distribution business, as well as improved merchandising activities in retail, and the impacts of exiting Kmart in distribution.

Selling and administrative expenses

Selling and administrative expenses, including goodwill amortization, as a percentage of sales were 9.9 percent for the current quarter compared to 8.5 percent last year. The increase in selling and administrative expenses as a percentage of sales was due to the growing proportion of the company's retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business as well as increases in labor costs and employee benefits.

Operating earnings

The company's pretax operating earnings (earnings before interest and taxes) were $127.3 million compared to $140.3 million last year, a 9.3 percent decrease. Operating earnings before depreciation and amortization were $204.5 million compared with $219.2 million last year, a 6.7 percent decrease. Retail food operating earnings increased 8.5 percent to $93.7 million, or 4.3 percent of sales, from last year's $86.4 million, or 4.0 percent of sales. The increase was primarily a result of higher gross profit margins due to category management activities, partially offset by increases in labor costs and employee benefits. Retail food operating earnings before depreciation and amortization increased
6.1 percent to $133.3 million, or 6.2 percent of sales, from last year's $125.7 million, or 5.9 percent of sales. Food distribution operating earnings decreased
31.9 percent to $42.6 million, or 1.7 percent of sales, from last year's $62.6 million, or 2.0 percent of sales, primarily due to the exit of the Kmart business. Food distribution operating earnings before depreciation and amortization decreased 21.8 percent to $79.4 million, or 3.2 percent of sales, from last year's $101.5 million, or 3.2 percent of sales.

Interest expense

Interest expense decreased to $45.9 million compared with $49.9 million last year due to lower overall borrowing levels and lower interest rates.

Income taxes

The effective tax rate was 40.2 percent in the second quarter, comparable to last year.

Net earnings

Net earnings decreased 9.0 percent to $52.1 million or $0.39 per share - diluted compared with last year's net earnings of $57.3 million or $0.43 per share - diluted. Cash earnings decreased to $0.46 per share - diluted compared with last year's $0.51 per share - diluted. Weighted average shares - diluted increased to 134.2 million compared with last year's 133.1 million.

YEAR TO DATE RESULTS:

Year-to-date for fiscal 2002, the company achieved sales of $11.6 billion, net earnings of $111.6 million and diluted earnings per share of $0.84. Last year, net sales were $12.3 billion, net earnings were $127.3 million and diluted earnings per share were $0.96.

Net sales

Net sales decreased 5.2 percent compared to last year, primarily reflecting the loss of the Kmart business in the second quarter. Retail food sales increased
2.9 percent, while food distribution sales decreased 10.5 percent.

Retail food sales increased over last year primarily due to 106 new store openings over the past twelve months. Same-store sales also turned slightly positive in the second quarter contributing to the retail food sales increase. Food distribution sales decreased from last year primarily due to the Kmart exit.

Gross profit

Gross profit as a percentage of net sales was 11.7 percent compared to 10.9 percent last year. The increase was due to the growing proportion of the company's retail business, which operates at a higher gross profit margin as a percentage of net sales than the food distribution business and distribution expense reductions in the logistics operations.

Selling and administrative expenses

Selling and administrative expenses, including goodwill amortization, as a percentage of sales were 9.3 percent, compared to 8.4 percent last year. The increase in selling and administrative expenses as a percentage of sales was due to the growing proportion of the company's retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business as well as increases in labor costs and employee benefits.

Operating earnings

The company's pretax operating earnings (earnings before interest and taxes) decreased 10.2 percent to $282.9 million, compared with $314.9 million last year. Operating earnings before depreciation and amortization decreased to

$463.1 million compared with $490.2 million last year, a 5.5 percent decrease. Retail food operating earnings decreased 5.3 percent to $185.3 million, or 3.7 percent of sales, from last year's $195.7 million, or 4.0 percent of sales. The decrease primarily relates to higher promotional, selling and administrative expenses. Retail food operating earnings before depreciation and amortization decreased 2.5 percent to $276.3 million, or 5.5 percent of sales, from last year's $283.4 million, or 5.9 percent of sales. Food distribution operating earnings decreased 13.9 percent to $118.4 million, or 1.8 percent of sales, from last year's $137.5 million, or 1.8 percent of sales primarily due to the exit of the Kmart business. Food distribution operating earnings before depreciation and amortization decreased 7.8 percent to $206.1 million, or 3.1 percent of sales, from last year's $223.5 million, or 3.0 percent of sales.

Interest expense

Interest expense decreased to $108.6 million compared with $113.5 million last year due to lower overall borrowing levels and lower interest rates since last year.

Income taxes

The effective tax rate was 40.2 percent, comparable to last year.

Net earnings

Net earnings decreased 12.3 percent to $111.6 million or $0.84 per share - diluted compared with last year's net earnings of $127.3 million or $0.96 per share - diluted. Cash earnings decreased to $1.02 per share - diluted compared to last year's $1.15 per share - diluted. Weighted average shares - diluted increased to 133.3 million compared with last year's 133.1 million.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations was $479.2 million year-to-date, compared with $380.7 million last year. The increase is reflective of positive impacts on working capital attributable to the exit of the Kmart business as well as restructuring activities. Net cash used in investing activities was $108.1 million, compared with $251.8 million last year. The decrease is due to lower purchases of fixed assets and higher proceeds from sales of assets related to restructuring activities. Net cash used in financing activities was $359.1 million, compared with $125.3 million last year. The increase in cash used in financing activities reflects higher debt reduction in fiscal 2002.

Management expects that the company will continue to replenish operating assets and reduce aggregate debt with internally generated funds. The company has adequate short-term and long-term financing capabilities to fund its capital expenditures plan. SUPERVALU will continue to use short-term and long-term debt as a supplement to internally generated funds to finance its activities. Maturities of debt issued will depend on management's views with respect to the relative attractiveness of interest rates at the time of issuance.

The company has established credit facilities with various financial institutions, which are available for general corporate purposes and for the issuance of letters of credit. On August 16, 2001, the company executed a 364-day $300 million revolving credit agreement that replaced the company's maturing 364-day credit agreement, and amended its existing $400 million credit facility which expires in October 2002. As of September 8, 2001, the unused available credit under these facilities was $385 million.

Both credit facilities have rates tied to LIBOR plus a spread of 0.650 to 1.400 percent based on the company's credit ratings as in effect from time to time, and require the company to comply with certain financial and other covenants, including interest expense coverage, leverage and asset coverage ratios. The credit agreements also provide that if the company's long-term senior unsecured debt rating is reduced to BB+ or below by Standard & Poor's or to Ba1 or below by Moody's Investors Service, borrowings under these facilities will automatically become secured by certain assets of the company and certain of its subsidiaries and guaranteed by certain subsidiaries of the company.

Also on August 16, 2001, the company entered into an accounts receivable securitization program, under which the company can borrow up to $200 million on a revolving basis, with the borrowings secured by eligible accounts receivable. As of September 8, 2001, the company had $158 million of borrowings outstanding under this agreement and $224 million in eligible receivables pledged as collateral.

Company-Wide Asset Review
-------------------------

In the fourth quarter of fiscal 2001, the company completed a company-wide asset review to identify assets that did not meet return objectives, provide long-term strategic opportunities, or justify additional capital investment. As a result the company recorded charges of $240.1 million pre-tax, or $153.9 million after tax. The charges are net of a $10.3 million reversal of the fiscal 2000 restructure charge.

The restructure and other charges of $171.3 million include $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 reserve of $10.3 million for lease subsidies and future payments on exited leased facilities. These actions include a net reduction of approximately 4,500 employees throughout the organization. Management expects the majority of these actions to be completed by the end of fiscal 2002.

The reserves at the end of second quarter fiscal 2002 for fiscal 2001 restructure charges were $68.7 million, including $47.6 million for lease subsidies, lease terminations and future payments on exited leased facilities and $21.1 million for severance and employee related costs.

The reserves at the end of second quarter fiscal 2002 for fiscal 2000 restructure activities were $12.6 million, including $8.1 million for lease subsidies, lease terminations and future payments on exited leased facilities and $4.5 million for severance and employee related costs.

New accounting standards
------------------------

Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company on February 25, 2001. Therefore, at that date, the company's interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liability of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.7 million, and a deferred tax liability of $5.0 million. As of June 16, 2001, the swaps were revalued, resulting in a decrease to the liability of $0.7 million, a decrease to deferred taxes of $0.2 million and a decrease to other comprehensive income of $0.5 million. On July 6, 2001, the swaps were terminated, which had no material impact to the company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on February 23, 2002. Any goodwill resulting from an acquisition completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is required and plans to adopt the provisions of Statement No. 143 in the first quarter of fiscal 2003.

In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, this statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private
-------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

The information in this Quarterly Report includes forward-looking statements. The company's businesses are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. These include, but are not limited to, the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company's businesses, general economic or political conditions that affect consumer buying habits generally, the ability to control food distribution costs, the ability of the company to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes and other risk factors inherent in the food wholesaling and retail businesses, all of which are set forth in further detail in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Other risks or uncertainties may be detailed from time to time in the company's future Securities and Exchange Commission filings.


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

          The Registrant held its Annual Meeting of Stockholders on June 27, 2001 at which the stockholders took the following actions:

          (a) elected Charles M. Lillis, Jeffrey Noddle, Steven S. Rogers and Michael W. Wright to the Board of Directors for terms expiring in 2004. The votes cast for and withheld with respect to each such Director were as follows:

                                           Votes For      Votes Withheld
                                           ---------      --------------
                    Charles M. Lillis      112,385,768    2,557,137
                    Jeffrey Noddle         112,378,506    2,564,399
                    Steven S. Rogers       112,383,566    2,559,339
                    Michael W. Wright      112,240,515    2,702,390

                The Directors whose terms continued after the meeting are as follows: Lawrence A. Del Santo, Susan E. Engel, Edwin C. Gage, William A. Hodder, Garnett L. Keith, Jr., Richard L. Knowlton, Harriet Perlmutter, and Carole F. St. Mark.

          (b) approved by a vote of 105,358,330 for, 7,926,490 against, and 1,658,085 abstaining, an amendment to the SUPERVALU/Richfood Stock Incentive Plan.

          (c) ratified by a vote of 112,434,367 for, 1,856,029 against, and 652,509 abstaining, the appointment of KPMG LLP as the independent auditors of Registrant for the fiscal year ending February 23, 2002.

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

          (a)    Exhibits filed with this Form 10-Q:

                 (11)     Computation of Earnings Per Common Share.

                 (99)(i) Cautionary Statements pursuant to the Securities Litigation Reform Act.

          (b)    Exhibits to this Form 10-Q incorporated by reference:

                 (4) Form of Credit Agreement, dated as of October 8, 1997, as amended and restated as of August 16, 2001, among the Registrant, the Lenders named therein, the Chase Manhattan Bank, as Agent, and Bank One, NA, as Syndication Agent, is incorporated by reference to
                          Exhibit 4.8 to the Registrant's Current Report on Form 8-K dated August 17, 2001.

          (c)    Reports on Form 8-K:

                 On August 20, 2001 the Registrant filed a report on Form 8-K reporting under Item 5. "Other Events" that it had amended its existing $400 million credit facility and entered into a new 364-day $300 million revolving credit facility.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SUPERVALU INC. (Registrant)

Dated:  October 11, 2001                     By: /s/ Pamela K. Knous
                                                 ------------------------------
                                                     Pamela K. Knous
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     (Authorized officer of
                                                     Registrant)

EXHIBIT INDEX
-------------


Exhibit

(11)     Computation of Earnings Per Common Share

(99)(i) Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act