Form 10-Q
period 2001-12-01
SUPERVALU INC
filed 2002-01-14
CIK 95521

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 1, 2001.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                No

The number of shares outstanding of each of the issuer's classes of Common Stock as of January 8, 2002 is as follows:

            Title of Each Class                       Shares Outstanding
            -------------------                       ------------------

            Common Shares                             132,413,300

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Item 1: Consolidated Financial Statements
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                        Third quarter (12 weeks) ended

                                                      Dec. 1, 2001              % of sales    Dec. 2, 2000    % of sales
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                               $4,610,293                 100.00%     $5,420,238            100.00%

Costs and expenses
  Cost of sales                                          4,016,713                  87.12       4,835,700             89.22
  Selling and administrative expenses                      455,488                   9.88         461,281              8.50

  Interest
    Interest expense                                        43,666                   0.95          49,092              0.91
    Interest income                                          4,309                   0.09           5,284              0.10
                                                        ---------------------------------------------------------------------
       Interest expense, net                                39,357                   0.86          43,808              0.81
                                                        ---------------------------------------------------------------------

         Total costs and expenses                        4,511,558                  97.86       5,340,789             98.53
                                                        ---------------------------------------------------------------------

Earnings before income taxes                                98,735                   2.14          79,449              1.47

Provision for income taxes
  Current                                                    9,660                                 52,875
  Deferred                                                  30,031                                (20,937)
                                                        ---------------------------------------------------------------------

     Income tax expense                                     39,691                   0.86          31,938              0.59
                                                        ---------------------------------------------------------------------

Net earnings                                            $   59,044                   1.28%     $   47,511              0.88%
                                                        =====================================================================

Net earnings per common share- diluted                  $     0.44                             $     0.36

Net earnings per common share- basic                    $     0.44                             $     0.36

Weighted average number of common shares outstanding
       Diluted                                             135,068                                132,733
       Basic                                               133,475                                132,430

Dividends declared per common share                     $   0.1400                              $  0.1375

All data subject to year-end audit.                                     See notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                                     Year-to-date (40 weeks) ended

                                                               Dec. 1, 2001    % of sales        Dec. 2, 2000      % of sales
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $    16,257,118         100.00%     $  17,707,454            100.00%

Costs and expenses
  Cost of sales                                                 14,299,073          87.96         15,780,907             89.12
  Selling and administrative expenses                            1,537,093           9.46          1,488,425              8.40

  Interest
    Interest expense                                               152,265           0.94            162,597              0.92
    Interest income                                                 16,609           0.11             16,735              0.10
                                                           ------------------------------------------------------------------------
       Interest expense, net                                       135,656           0.83            145,862              0.82
                                                           ------------------------------------------------------------------------

         Total costs and expenses                               15,971,822          98.25         17,415,194             98.35
                                                           ------------------------------------------------------------------------

Earnings before income taxes                                       285,296           1.75            292,260              1.65

Provision for income taxes
  Current                                                           77,202                           157,690
  Deferred                                                          37,488                           (40,202)
                                                           ------------------------------------------------------------------------

     Income tax expense                                            114,690           0.70            117,488              0.66
                                                           ------------------------------------------------------------------------

Net earnings                                               $       170,606           1.05%     $     174,772              0.99%
                                                           ========================================================================

Net earnings per common share- diluted                     $          1.28                     $        1.31

Net earnings per common share- basic                       $          1.28                     $        1.32

Weighted average number of common shares outstanding
       Diluted                                                     133,826                           132,956
       Basic                                                       132,979                           132,220

Dividends declared per common share                        $        0.4175                     $      0.4100

All data subject to year-end audit.                                             See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS
--------------------------------------------------------------------------------
SUPERVALU INC and Subsidiaries
--------------------------------------------------------------------------------
(In thousands)

                                           Third Quarter (12 weeks) ended                Year-to-date (40 weeks) ended
                                        Dec. 1, 2001           Dec. 2, 2000           Dec. 1, 2001           Dec. 2, 2000
--------------------------------------------------------------------------------------------------------------------------
Net Sales
--------------------------------------------------------------------------------------------------------------------------

Retail food                           $    2,194,831           $  2,158,273           $  7,172,872           $ 6,998,570
     % of total                                 47.6  %                39.8  %                44.1  %               39.5 %
Food distribution                          2,415,462              3,261,965              9,084,246            10,708,884
     % of total                                 52.4  %                60.2  %                55.9  %               60.5 %
                                     ------------------------------------------------------------------------------------

Total net sales                       $    4,610,293           $  5,420,238            $16,257,118           $17,707,454
                                               100.0  %               100.0  %               100.0  %              100.0 %

--------------------------------------------------------------------------------------------------------------------------
Earnings
--------------------------------------------------------------------------------------------------------------------------

Retail food                           $       93,484           $     68,483           $    278,795           $   264,230
     % of sales                                  4.3  %                 3.2  %                 3.9  %                3.8 %

Food distribution                             54,931                 63,722                173,316               201,206
     % of sales                                  2.3  %                 2.0  %                 1.9  %                1.9 %
                                      ------------------------------------------------------------------------------------

Subtotal                                     148,415                132,205                452,111               465,436
     % of sales                                  3.2  %                 2.4  %                 2.8  %                2.6 %

General corporate expenses                   (10,323)                (8,948)               (31,159)              (27,314)
                                      ------------------------------------------------------------------------------------

Total operating earnings                     138,092                123,257                420,952               438,122
     % of sales                                  3.0  %                 2.3  %                 2.6  %                2.5 %

Interest income                                4,309                  5,284                 16,609                16,735

Interest expense                             (43,666)               (49,092)              (152,265)             (162,597)
                                      ------------------------------------------------------------------------------------

Earnings before income taxes                  98,735                 79,449                285,296               292,260

Provision for income taxes                   (39,691)               (31,938)              (114,690)             (117,488)
                                      ------------------------------------------------------------------------------------

Net earnings                          $       59,044           $     47,511           $    170,606           $   174,772
==========================================================================================================================


All data subject to year-end audit.                                     See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries                                       Third Quarter       Fiscal Year End
----------------------------------------------------------------------------------------------------------
(In thousands)                                                          December 1,          February 24,
                                                                               2001                  2001
Assets
----------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                    $            11,322      $          10,396
  Receivables, net                                                         461,782                582,923
  Inventories                                                            1,322,430              1,350,061
  Other current assets                                                     137,376                148,296
                                                               -------------------------------------------

       Total current assets                                              1,932,910              2,091,676

Long-term receivables                                                      165,224                161,388

Property, plant and equipment, net                                       2,193,703              2,232,794

Goodwill                                                                 1,534,956              1,576,780

Other assets                                                               339,444                344,534
                                                               -------------------------------------------

Total assets                                                   $         6,166,237      $       6,407,172
                                                               ===========================================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                $           231,217      $         579,039
  Accounts payable                                                       1,164,117              1,396,011
  Current debt and obligations under capital leases                        356,594                 54,668
  Other current liabilities                                                311,521                311,452
                                                               -------------------------------------------

          Total current liabilities                                      2,063,449              2,341,170

Long-term debt and obligations under capital leases                      1,883,692              2,008,474

Other liabilities and deferred income taxes                                299,111                264,033

Total stockholders' equity                                               1,919,985              1,793,495
                                                               -------------------------------------------

Total liabilities and stockholders' equity                     $         6,166,237      $       6,407,172
                                                               ===========================================


All data subject to year-end audit.                         See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                Capital in
                               Common Stock     Excess of      Treasury Stock        Retained         Other
                             Shares    Amount   Par Value    Shares     Amount       Earnings   Comprehensive Loss     Total
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 26, 2000         150,670  $ 150,670    $132,226  (16,008) $ (308,788)   $1,847,371                        $ 1,821,479


Net earnings                      -          -           -         -          -        81,965                             81,965

Sales of common stock
  under option plans              -          -      (3,538)     279       7,095             -                              3,557

Cash dividends declared
  on common stock-
  $0.5475 per share               -          -           -        -           -       (72,903)                           (72,903)

Compensation under
  employee incentive plans        -          -        (196)     366       8,271             -                              8,075

Purchase of shares for
  treasury                        -          -           -   (2,933)    (48,678)            -                            (48,678)

--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  FEBRUARY 24, 2001         150,670  $ 150,670    $128,492  (18,296) $ (342,100)   $1,856,433                        $ 1,793,495
--------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                          170,606                            170,606

Sales of common stock
  under option plans                                (2,862)     900      17,122                                           14,260

Cash dividends declared
  on common stock-
  $0.4175 per share                                                                   (55,703)                           (55,703)

Compensation under                                  (2,246)     547       9,726                                            7,480
  employee incentive plans

Purchase of shares for
  treasury                        -          -           -     (150)     (3,000)            -                             (3,000)

Other comprehensive loss                                                                                  $ (7,153)       (7,153)

--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  DECEMBER 1, 2001          150,670  $ 150,670    $123,384  (16,999) $ (318,252)   $1,971,336             $ (7,153)   $1,919,985
================================================================================================================================

All data subject to year-end audit.                                            See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------
SUPERVALU INC. and Subsidiaries
------------------------------------------------------------------------------------------------------
(In thousands)
------------------------------------------------------------------------------------------------------
                                                                            Year-to-date
                                                                          (40 weeks ended)
------------------------------------------------------------------------------------------------------
                                                                December 1,              December 2,
                                                                       2001                     2000
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       $   437,079             $    338,742
------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to long-term receivables                                (36,471)                 (55,254)
  Proceeds received on long-term receivables                         30,831                   34,672
  Proceeds from sale of assets                                       73,243                   31,519
  Purchase of property, plant and equipment                        (197,578)                (275,972)
  Other cash used in investing activities                           (32,709)                 (48,264)
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (162,684)                (313,299)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net (decrease) increase in checks outstanding                     (63,927)                  42,871
  Net (reduction) issuance of short-term notes payable             (347,822)                 215,496
  Proceeds from issuance of long-term debt                          218,014                        -
  Repayment of long-term debt                                       (12,416)                (163,460)
  Dividends paid                                                    (55,195)                 (54,338)
  Payment for purchase of treasury stock                             (3,000)                 (48,604)
  Other cash used in financing activities                            (9,123)                 (18,714)
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                              (273,469)                 (26,749)
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    926                   (1,306)
Cash and cash equivalents at beginning of period                     10,396                   10,920
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of period                  $    11,322             $      9,614
======================================================================================================

Supplemental information:
  Pretax LIFO expense                                           $     4,372             $      3,293
  Pretax depreciation and amortization                          $   257,816             $    253,422

Cash paid during the period for:
  Income taxes                                                  $    80,351             $     48,244
  Interest                                                      $   147,644             $    135,170

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

Statement of Registrant
-----------------------

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the Company and its subsidiaries at December 1, 2001 and December 2, 2000, and the results of the Company's operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Restructure and Other Charges
-----------------------------

In the fourth quarter of fiscal 2001, the Company completed a company-wide asset review to identify assets that did not meet return objectives, provide long-term strategic opportunities, or justify additional capital investment. As a result, the Company recorded restructure and other charges of $171.3 million including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 reserve of $10.3 million for lease subsidies and future payments on exited leased facilities. These actions include a net reduction of approximately 4,500 employees throughout the organization. Management expects that these actions will be substantially completed by the end of fiscal 2002.

Details of the fiscal 2001 restructure balances, after-tax, for fiscal 2002 follow:

---------------------------------------------------------------------------------------------------------------------------
                                                                                Balance                            Balance
 (In thousands, except for employees)                                      February 24,      Fiscal 2002       December 1,
                                                                                   2001            Usage              2001
---------------------------------------------------------------------------------------------------------------------------
 Consolidation of distribution centers                                          $41,499          $ 5,957           $35,542
 Exit of non-core retail markets                                                 33,735           19,251            14,484
 Disposal of non-core assets and other administrative reductions                 16,619            5,444            11,175
---------------------------------------------------------------------------------------------------------------------------
 Total restructure and other charges                                            $91,853          $30,652           $61,201
---------------------------------------------------------------------------------------------------------------------------
 Employees                                                                        4,500            3,000             1,500
---------------------------------------------------------------------------------------------------------------------------

The reserve at the end of third quarter fiscal 2002 for fiscal 2001 restructure charges was $61.2 million, including $45.7 million for lease subsidies, lease terminations and future payments on exited leased facilities and $15.5 million for employee related costs.

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

Details of the fiscal 2000 restructure balances, after-tax, for fiscal 2002 follow:

------------------------------------------------------------------------------------------------
                                                     Balance                             Balance
(In thousands, except for employees)            February 24,       Fiscal 2002       December 1,
                                                        2001             Usage              2001
------------------------------------------------------------------------------------------------
Facility consolidation                               $11,472            $4,322           $ 7,150
Non-core store disposal                                4,404             1,817             2,587
Infrastructure realignment                             1,980               557             1,423
------------------------------------------------------------------------------------------------
Total restructure and other charges                  $17,856            $6,696           $11,160
------------------------------------------------------------------------------------------------
Employees                                                463               371                92
------------------------------------------------------------------------------------------------

The reserve at the end of third quarter fiscal 2002 for fiscal 2000 restructure charges was $11.2 million, including $7.1 million for lease subsidies, lease terminations and future payments on exited leased facilities and $4.1 million for employee related costs.

Notes Payable
-------------

On August 16, 2001, the Company entered into an accounts receivable securitization program, under which the Company can borrow up to $200 million on a revolving basis, with borrowings secured by eligible accounts receivable. As of December 1, 2001, the Company had $137.3 million of borrowings outstanding under this program and $194.8 million in eligible receivables pledged as collateral.

In November 2001, the Company sold zero-coupon convertible debentures having an aggregate initial principal amount at maturity of $811 million. The proceeds from the offering, net of approximately $5 million of expenses, were $208 million. The debentures mature in 30 years and are callable at the Company's option on or after October 1, 2006. Holders may require the Company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006, or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. Each $1,000 debenture will be convertible into 9.6434 shares of the Company's common stock at an initial conversion price of $27.29 per share, if the closing price of the Company's common stock exceeds a specified price (initially, 120% of the conversion price, or $32.75 per share) for a specified period of time in any quarter beginning after February 23, 2002, or otherwise upon the occurrence of certain events. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. The Company may pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for the debentures.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

For the third quarter of fiscal 2002, the Company achieved sales of $4.6 billion, net earnings of $59.0 million and diluted earnings per share of $0.44. Last year, sales were $5.4 billion, net earnings were $47.5 million and diluted earnings per share were $0.36.

Net sales

Net sales decreased 14.9 percent compared to last year. Retail food sales increased 1.7 percent and food distribution sales decreased 26.0 percent. Retail food sales increased over last year primarily due to new store openings. In addition, same-store sales were positive 0.7 percent for the quarter. Food distribution sales decreased from last year reflecting customer losses, primarily the exit of the Kmart business. The Kmart supply agreement was terminated June 30, 2001. In addition, sales decreased as a result of the impact of restructuring activities.

Gross profit

Gross profit, as a percentage of net sales, was 12.9 percent compared to 10.8 percent last year. The increase was primarily due to the growing proportion of the Company's retail business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business. In addition, improved merchandising execution in retail and benefits of restructuring and reconfiguration activities in distribution added to the gross profit percent increase.

Selling and administrative expenses

Selling and administrative expenses as a percentage of net sales, were 9.9 percent for the current quarter compared to 8.5 percent last year. The increase in selling and administrative expenses as a percent of sales was due to the growing proportion of the Company's retail business, which operates at a higher selling and administrative expense as a percentage of sales than does the food distribution business, as well as increases in labor and employee benefit costs.

Operating earnings

The Company's pretax operating earnings (earnings before interest and taxes) were $138.1 million compared to $123.3 million last year, a 12.0 percent increase. Operating earnings before depreciation and amortization were $215.6 million compared with $201.4 million last year, a 7.1 percent increase. Retail food operating earnings increased 36.5 percent to $93.5 million, or 4.3 percent of sales, from last year's $68.5 million, or 3.2 percent of sales. The increase was primarily a result of higher gross profit margins, partially offset by increases in labor and employee benefit costs. Retail food operating earnings before depreciation and amortization increased 24.7 percent to $134.4 million, or 6.1 percent of sales, from last year's $107.8 million, or 5.0 percent of sales. Food distribution operating earnings decreased 13.8 percent to $54.9 million from last year's $63.7 million. The decrease reflects customer losses, primarily the exit of the Kmart business. Operating earnings for distribution, as a percentage of net sales, increased to 2.3 percent this quarter from 2.0 percent in the prior year reflecting the benefits of restructuring and reconfiguration activities. Food distribution operating earnings before depreciation and amortization decreased 10.7 percent to $90.9 million, or 3.8 percent of sales, from last year's $101.8 million, or 3.1 percent of sales.

Interest expense

Interest expense decreased to $43.7 million compared with $49.1 million last year due to lower overall borrowing levels and lower interest rates.

Income taxes

The effective tax rate was 40.2 percent in the third quarter, comparable to last year.

Net earnings

Net earnings increased 24.3 percent to $59.0 million or $0.44 per share - diluted compared with last year's net earnings of $47.5 million or $0.36 per share - diluted. Weighted average shares - diluted increased to 135.1 million compared with last year's 132.7 million.

RESULTS FOR THE YEAR:

Year-to-date for fiscal 2002, the Company achieved sales of $16.3 billion, net earnings of $170.6 million and diluted earnings per share of $1.28. Last year, net sales were $17.7 billion, net earnings were $174.8 million and diluted earnings per share were $1.31.

Net sales

Net sales decreased 8.2 percent compared to last year. Retail food sales increased 2.5 percent, and food distribution sales decreased 15.2 percent. Retail food sales increased over last year primarily due to new store openings. Food distribution sales decreased from last year reflecting customer losses, primarily the exit of the Kmart business in the second quarter. In addition, distribution sales decreased as a result of the impact of restructuring activities.

Gross profit

Gross profit as a percentage of net sales was 12.0 percent compared to 10.9 percent last year. This increase was primarily due to the growing proportion of the Company's retail business, which operates at a higher gross profit margin, as a percentage of net sales, than does the food distribution business. In addition, improved merchandising execution in retail and benefits of restructuring and reconfiguration activities in distribution contributed to the increase in the gross profit percent.

Selling and administrative expenses

Selling and administrative expenses as a percentage of sales were 9.5 percent, compared to 8.4 percent last year. The increase in selling and administrative expenses as a percent of sales was due to the growing proportion of the Company's retail business, which operates at a higher selling and administrative expense as a percentage of sales than does the food distribution business, as well as increases in labor and employee benefit costs.

Operating earnings

The Company's pretax operating earnings (earnings before interest and taxes) decreased 3.9 percent to $421.0 million, compared with $438.1 million last year. Operating earnings before depreciation and amortization decreased to $678.8 million compared with $691.5 million last year, a 1.8 percent decrease. Retail food operating earnings increased 5.5 percent to $278.8 million, or 3.9 percent of sales, from last year's $264.2 million, or 3.8 percent of sales. This increase in retail earnings was attributable to improved merchandising execution resulting in an improvement in gross margins. Retail food operating earnings before depreciation and amortization increased 5.0 percent to $410.7 million, or
5.7 percent of sales, from last year's $391.2 million, or 5.6 percent of sales. Food distribution operating earnings decreased 13.9 percent to $173.3 million, or 1.9 percent of sales, from last year's $201.2 million, or 1.9 percent of sales. The decrease in operating earnings reflects customer losses, primarily the exit of the Kmart business. Food distribution operating earnings before depreciation and amortization decreased 8.7 percent to $297.0 million, or 3.3 percent of sales, from last year's $325.3 million, or 3.0 percent of sales.

Interest expense

Interest expense decreased to $152.3 million compared with $162.6 million last year due to lower overall borrowing levels and lower interest rates.

Income taxes

The effective tax rate was 40.2 percent, comparable to last year.

Net earnings

Net earnings decreased 2.4 percent to $170.6 million or $1.28 per share - diluted compared with last year's net earnings of $174.8 million or $1.31 per share - diluted. Weighted average shares - diluted increased to 133.8 million compared with last year's 133.0 million.

Liquidity and Capital Resources
-------------------------------

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations was $437.1 million year-to-date, compared with $338.7 million last year. The increase is reflective of positive impacts on working capital attributable to the exit of the Kmart business as well as restructuring activities. Net cash used in investing activities was $162.7 million, compared with $313.3 million last year. The decrease was primarily due to lower purchases of fixed assets and higher proceeds from sales of assets related to restructuring activities. Net cash used in financing activities was $273.5 million, compared with $26.7 million last year. The increase in cash used in financing activities reflects higher net debt reduction in fiscal 2002.

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

The Company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes and for the issuance of letters of credit. A $400 million revolving credit agreement expires in October 2002 and a $300 million 364-day agreement expires in August 2002. Both credit facilities have rates tied to LIBOR plus 0.650 to 1.400 percent, based on the Company's credit ratings. As of December 1, 2001, letters of credit outstanding under the credit facilities were $111 million and the unused available credit under these facilities was $548 million. The Company also has $137.3 million outstanding under an accounts receivable securitization program. Outstanding borrowings under the revolving credit facilities and the accounts receivable securitization facility are reflected in Notes Payable on the consolidated balance sheet.

In November 2001, the Company sold zero-coupon convertible debentures having an aggregate initial principal amount at maturity of $811 million. The proceeds from the offering, net of $5 million of expenses, were $208 million and were used to pay down notes payable. The debentures mature in 30 years and are callable at the Company's option on or after October 1, 2006. Holders may require the Company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006, or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. See Item 1 "Consolidated Financial Statements - Notes Payable" for a further description of these debentures.

In the third quarter, the Board of Directors authorized the repurchase of up to five million shares of the Company's common stock to offset the issuance of shares over time under the Company's employee benefit plans and to replace the 1996 share repurchase program.

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

The restructure and other charges of $171.3 million include $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 reserve of $10.3 million for lease subsidies and future payments on exited leased facilities. These actions include a net reduction of approximately 4,500 employees throughout the organization. Management expects that these actions will be substantially completed by the end of fiscal 2002.

The reserve at the end of third quarter fiscal 2002 for fiscal 2001 restructure charges was $61.2 million, including $45.7 million for lease subsidies, lease terminations and future payments on exited leased facilities and $15.5 million for employee related costs.

The reserve at the end of third quarter fiscal 2002 for fiscal 2000 restructure charges was $11.2 million, including $7.1 million for lease subsidies, lease terminations and future payments on exited leased facilities and $4.1 million for employee related costs.

New accounting standards
------------------------

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations" and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on February 23, 2002. Any goodwill resulting from an acquisition completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing the effect this standard will have on its consolidated financial statements and plans to adopt the provisions of Statement No. 143 in the first quarter of fiscal 2004.

In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is currently analyzing the effect this standard will have on its consolidated financial statements and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private
-------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

The information in this Quarterly Report includes forward-looking statements. The Company's businesses are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. These include, but are not limited to:

 .    competitive practices in the retail food and food distribution industries,
 .    the nature and extent of the consolidation of the retail food and food distribution industries and our ability to grow through acquisitions and assimilate acquired entities,
 .    our ability to attract and retain customers for our food distribution business and to control food distribution costs,
 .    general economic or political conditions that affect consumer buying habits generally or acts of terror directed at the food industry that affect consumer behavior,
 .    potential work disruptions from labor disputes or national emergencies,
 .    the timing and implementation of certain restructuring activities we have announced, including our consolidation of certain distribution facilities, our exit from certain non-core markets and our disposition of under-performing stores,
 .    the availability of favorable credit and trade terms, and
 .    other risk factors inherent in the food distribution and retail businesses.

These risks and uncertainties are set forth in further detail in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update such statement to reflect events or circumstances arising after such date.

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

  (a)     Exhibits filed with this Form 10-Q:

          (11)    Computation of Earnings Per Common Share.

          (99)(i) Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act.

  (b)     Reports on Form 8-K:

          None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUPERVALU INC. (Registrant)

Dated: January 14, 2002             By: /s/ Pamela K. Knous
                                       ---------------------------------------
                                            Pamela K. Knous
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Authorized officer of Registrant)

EXHIBIT INDEX
-------------

Exhibit

(11)    Computation of Earnings Per Common Share

(99)(i) Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act