Form 10-K
period 2002-02-23
SUPERVALU INC
filed 2002-04-19
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended February 23, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                         to

Commission file number: 1-5418

SUPERVALU INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0617000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11840 Valley View Road Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant’s telephone number, including area code: (952) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2002 was approximately $3,808,868,463 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on April 12, 2002).

Number of shares of $1.00 par value Common Stock outstanding as of April 12, 2002: 133,160,599

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement filed for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated into Part III, as specifically set forth in Part III.

PART I

ITEM 1.    BUSINESS

General Development

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three principal store formats: extreme value food stores under the retail banner Save-A-Lot; price superstores, under such retail banners as Cub Foods, Shop ’n Save, Shoppers Food Warehouse, Metro and bigg’s; and supermarkets, under such retail banners as Farm Fresh, Scott’s and Hornbacher’s. SUPERVALU also provides food distribution and related logistics support services across the United States retail grocery channel. As of the close of the fiscal year, the Company conducted its retail operations through 1,260 retail food stores, including 764 licensed extreme value food stores. In addition, as of the close of the fiscal year, the Company was affiliated with 4,280 retail food stores in 48 states as the primary supplier of approximately 2,780 stores and a secondary supplier of approximately 1,500 stores.

SUPERVALU’s plans include focused retail growth through targeted new store development, licensee growth and acquisitions. The Company’s plans also include growing its distribution operations by providing logistic and service solutions through an efficient supply chain, which will allow it to affiliate new customers, and participate in the consolidation of the food distribution industry. During fiscal 2002, the Company added 115 stores through new store development and acquisitions, including 37 licensed extreme value food stores. In fiscal 2002, the Company substantially completed its plan to consolidate certain distribution facilities, exit certain non-core retail markets and dispose of under-performing retail stores. In addition, the Company announced initiatives to extend its distribution efficiency program begun early in fiscal 2002. The additional initiatives primarily relate to personnel reductions in transportation and administrative functions which will occur in fiscal 2003.

SUPERVALU INC., a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870’s. The Company’s principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). Unless the discussion in this Annual Report on Form 10-K indicates otherwise, all references to the “Company,” “SUPERVALU” or “Registrant” relate to SUPERVALU INC. and its majority-owned subsidiaries.

Additional description of the Company’s business is found in Part II, Item 7 and Item 7.A of this report.

Financial Information About Reportable Segments

The Company’s business is classified by management into two reportable segments: Retail Food and Food Distribution. Retail Food operations include three retail formats: extreme value food stores, price superstores and supermarkets. The retail formats include results of food stores owned and results of sales to extreme value food stores licensed by the Company. Food Distribution operations represent the second reportable segment and include results of sales to affiliated food stores, mass merchants, and other logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements. The financial information concerning the Company’s operations by reportable segment for the years ended February 23, 2002, February 24, 2001 and February 26, 2000 is contained on page F-4.

Retail Food Operations

Overview.  At February 23, 2002, the Company conducted its retail operations through a total of 1,260 retail food stores, including 764 licensed extreme value food stores. Its principal retail formats include extreme value food stores, price superstores and supermarkets. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances. In fiscal 2003, the Company anticipates opening approximately 150 to 170 new extreme value stores and 10 to 15 new price superstores. During fiscal 2002, no customer accounted for more than two percent or greater of the Company’s business.

Extreme Value Food Stores.  The Company operates extreme value food stores under the banner of Save-A-Lot. Through this banner, the Company holds the number one market position in the extreme value grocery retailing sector. Save-A-Lot stores typically are approximately 14,000 square feet in size, and stock approximately 1,250 high volume items that focus on a single size for each product sold. At a Save-A-Lot store, the majority of the products offered for sale are custom branded products. The specifications for the Save-A-Lot custom branded product emphasize quality and characteristics that the Company believes are comparable to national brands. The Company’s attention to the packaging of Save-A-Lot products has resulted in the Company registering a number of its custom labels. In April 2002, the Company announced the acquisition of a 45-store extreme value general merchandise retailer. The Company plans to finalize a prototype that represents a combination store of grocery and general merchandise over the next few months.

At fiscal year end, there were 998 extreme value food stores located in 36 states, of which 764 were licensed, which are supplied from 13 dedicated distribution centers.

Price Superstores.  The Company’s price superstores hold the number one, two or three market position in most of their markets. The price superstore focus is on providing every day low prices and product selection across all departments. Most of the Company’s price superstores offer traditional dry grocery departments, along with strong perishable departments. In-store pharmacies are also operated in 187 locations. Price superstores carry over 30,000 items and generally range in size from 45,000 to 100,000 square feet with an average size of approximately 63,000 square feet.

At fiscal year end, the Company owned and operated 202 price superstores under the Cub Foods, Shop ’n Save, Shoppers Food Warehouse, Metro and bigg’s banners in 14 states; an additional 31 stores were franchised to independent retailers.

Supermarkets.  The Company’s traditional supermarket format combines a grocery store that has a variety of specialty departments that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, photo finishing, delicatessen, bakery, in-store bank, and a traditional drug store that includes a pharmacy. The supermarket format offers traditional dry grocery departments along with strong fresh food departments. A typical supermarket carries approximately 40,000 items and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 50,000 square feet.

At fiscal year end, the Company operated 60 supermarkets under the Farm Fresh, Scott’s and Hornbacher’s banners.

Food Distribution Operations

Overview.  SUPERVALU provides logistics and service solutions to retailers for food and non-food product. At February 23, 2002, the Company was affiliated with approximately 2,780 stores as their primary supplier and approximately 1,500 additional stores as a secondary supplier. SUPERVALU’s customers include single and multiple grocery store independent operators, regional and national chains, as well as mass merchants and the military. Such customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. During fiscal 2002, no customer accounted for more than two percent or greater of the Company’s business. The supply agreement with Kmart Corporation (Kmart) terminated June 30, 2001.

Products Supplied.  The Company offers and supplies its distribution customers with a wide variety and selection of food and non-food products, including groceries, meats, dairy products, frozen foods, fresh fruits and vegetables, health and beauty aids, general merchandise, seasonal items and tobacco products. Such products include national and regional brands and the Company’s own lines of private label products. The Company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

SUPERVALU offers three tiers of private label products to its customers: premium product under the private label PREFERRED SELECTION; first quality product under such private labels as CUB, FLAVORITE, HOME BEST, IGA, RICHFOOD and VALU CHOICE; and economy product under such private labels as SHOPPERS VALUE and BI-RITE. SUPERVALU supplies private label merchandise over a broad range of products in the majority of departments in the store. These products are produced to the Company’s specifications by many suppliers.

Logistics Network.  The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network is comprised of 30 wholesale distribution facilities. The Company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers cost of operations. The Company is continuing to work on business initiatives that will deliver lower cost of operations. Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company.

Services Supplied.  In addition to supplying merchandise, the Company also offers its food distribution customers a wide variety of support services, including procurement, category management, promotional programs, internet marketing solutions, store management assistance, accounting, store design and construction, site selection, strategic and business planning, consumer and market research, and personnel training. Also, certain Company subsidiaries operate as insurance agencies and provide comprehensive insurance programs to the Company’s food distribution customers.

The Company may provide financial assistance to retail stores served, including acquiring, leasing and subleasing store properties, making direct loans and providing guarantees or other forms of financing. In general, loans made by the Company to independent retailers are secured by liens on inventory and/or equipment, personal guarantees and other security. When the Company subleases store properties to retailers, the rentals are generally as high or higher than those paid by the Company.

Trademarks

The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP ’N SAVE, NEW MARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See “Retail Food Operations—Extreme Value Food Stores” and “Food Distribution Operations—Products Supplied” for further information. The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

Competition

The Company’s retail food and food distribution businesses are highly competitive and are characterized by low profit margins. The Company believes that the success of its retail food and food distribution businesses are dependent upon the ability of the Company’s retail food operations, and the retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores in a consolidating market. Principal competition comes from local, regional and national chains under a variety of formats (i.e. supercenters, supermarkets, extreme value food stores, membership warehouse clubs, convenience stores, various formats selling prepared foods, and specialty and discount retailers), as well as from independent food stores. The Company believes that the principal competitive factors that face its owned stores, as well as the stores owned by retailers it supplies, include: the location and image of the store, the price, quality and variety of products, and the quality and consistency of service.

The food distribution business competes directly with a number of food wholesalers. The Company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees, and the location of distribution facilities.

Employees

At February 23, 2002, the Company had approximately 57,800 employees. Approximately 24,500 employees are covered by collective bargaining agreements. During fiscal 2002, 21 agreements covering 7,500 employees were re-negotiated without any work stoppage. In fiscal 2003, 14 contracts covering approximately 5,500 employees will expire. The Company believes that it has generally good relations with its employees.

ITEM 2.    PROPERTIES

Retail Food Operations

The following table is a summary of the corporate retail stores operated by the Company under its principal retail formats as of February 23, 2002:

Retail Format	Banner	Location and Number of Corporate Stores	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
ExtremeValue Food Stores	Save-A-Lot[1]	Arkansas (3), Alabama (2), Arizona (2) California (17), Connecticut (4), Delaware (6), Florida (65), Georgia (14), Illinois (9), Louisiana (3), Maryland (6), Massachusetts (10), Mississippi (6), Missouri (8), New Jersey (8), New York (2), Ohio (30), Pennsylvania (23), Rhode Island (3), South Carolina (2), Tennessee (5), Vermont (1), Virginia (5)	307,000	3,376,000
	Save-A-Lot[2]	California (1), Florida (1), Georgia (1), Indiana (1), Kentucky (1), Louisiana (1), Maryland (1), Michigan (1), Missouri (1), New York (1), Ohio (1), Tennessee (1), Texas (1)	2,237,000	1,140,000
Price Superstores	Cub Foods[3]	Colorado (10), Illinois (28), Iowa (2), Minnesota (28), Wisconsin (11) South Dakota (1)	3,006,000	2,628,000
	Shop ’n Save	Illinois (14), Missouri (20), Pennsylvania (19)	469,000	2,257,000
	Shoppers Food Warehouse	Maryland (21), Virginia (19)	-0-	2,021,000

	Metro	Delaware (1), Maryland (16)	-0-	921,000
	bigg’s	Colorado (1), Indiana (1), Kentucky (1), Ohio (9)	158,000	1,380,000
Supermarkets	Farm Fresh	Virginia (37)	30,000	1,805,000
	Hornbacher’s	Minnesota (1), North Dakota (4)	95,000	113,000
	Scott’s	Indiana (18)	234,000	727,000

[1]	Excludes 764 Save-A-Lot stores that are licensed by independent retailers.
[2]	Represents Save-A-Lot distribution centers, as Save-A-Lot is a self-distributing network.
[3]	Excludes 31 Cub Foods stores that are franchised by independent retailers.

The extreme value food stores that are leased by the Company generally have terms of 5 to 10 years plus renewal options. The price superstores and supermarkets that are leased by the Company generally have terms of 15 to 25 years plus renewal options.

Food Distribution Operations

The following table is a summary of the Company’s principal distribution centers and office space utilized in the Company’s food distribution operations as of February 23, 2002:

Region or Division	Location and Number of Distribution Centers	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
Central Region	Indiana (1), Ohio (1), Pennsylvania (3)*, West Virginia (1)	3,285,000	438,000
Midwest Region	Illinois (2), Missouri (1), Wisconsin (2)	2,420,000	1,086,000
Northern Region	Minnesota (1), Iowa (1)*, North Dakota (2)	3,372,000	160,000
New England Region	Maine (1), Massachusetts (1), Rhode Island (1)	844,000	0
Northwest Region	Colorado (1), Montana (1), Washington (2)	2,449,000	124,000
Southeast Region	Alabama (2), Florida (1), Georgia (1), Mississippi (1)	1,718,000	975,000
Eastern Region	Pennsylvania (1), Virginia (1), Maryland (1)	1,768,000	896,000

*	The Company recently announced plans to close distribution centers in Belle Vernon, Pennsylvania and Des Moines, Iowa in fiscal 2003.

Additional Property

The Company’s principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company.

Additional information on the Company’s properties is found in another section of this report on pages F-14 through F-16 in the Note captioned “Leases” of the Company’s Notes to Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company’s present needs and businesses.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2002 to a vote of the security holders of the Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the Company as of April 19, 2002.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the Company

Michael W. Wright	63	Director, Chairman of the Board(1)	1982	President and Chief Executive Officer, 1982-2000

Jeffrey Noddle	55	Director, President and Chief Executive Officer(1)	2001	President and Chief Operating Officer, 2000-2001; Executive Vice President and President and Chief Operating Officer, Wholesale Food Companies, 1995-2000

David L. Boehnen	55	Executive Vice President	1997	Senior Vice President, Law and External Relations, 1991-1997

John H. Hooley	50	Executive Vice President; President and Chief Operating Officer, Retail Foods	2002	Senior Vice President; President and Chief Executive Officer, Cub Foods, 2000-2002; Vice President; President and Chief Executive Officer, Cub Foods, 1992-1999

Michael L. Jackson	48	Executive Vice President; President and Chief Operating Officer, Distribution	2001	Senior Vice President, Retail Food Companies, 1999-2001; President, Northwest Region, 1995-1999

Pamela K. Knous	48	Executive Vice President, Chief Financial Officer	1997

Robert W. Borlik	53	Senior Vice President, Chief Information Officer	1999

J. Andrew Herring	43	Senior Vice President, Corporate Development	1999	Vice President, Corporate Development and External Relations, 1998-1999

Gregory C. Heying	53	Senior Vice President, Distribution	1994

Sherry M. Smith	40	Senior Vice President, Finance and Treasurer	2002	Vice President, Corporate Controller, 1998-2002; Assistant Corporate Controller, 1996-1998

Ronald C. Tortelli	55	Senior Vice President, Human Resources	1988

Leland J. Dake	45	Vice President, Merchandising, Distribution Food Companies	1998	Vice President, Corporate Category Management, 1995-1998

Stephen P. Kilgriff	60	Vice President, Legal Services	2000	Associate General Counsel, 1996-2000

(1)
Mr. Wright plans to retire as Chairman of the Board of the Company effective May 30, 2002, the date of the Company’s Annual Meeting of Stockholders. On April 10, 2002, Mr. Noddle was elected to succeed Mr. Wright as Chairman of the Board effective May 30, 2002, coinciding with Mr. Wright’s retirement.

The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is elected. There are no arrangements or understandings between any of the executive officers of the Company and any other person (not an officer or director of the Company acting as such) pursuant to which any of the executive officers were selected as an officer of the Company. There are no family relationships between or among any of the executive officers of the Company.

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five years, except for Pamela K. Knous, Robert W. Borlik, J. Andrew Herring and John H. Hooley.

Ms. Knous was elected to her current position in September 1997. From December 1995 to April 1997, she was Executive Vice President, Chief Financial Officer and Treasurer of The Vons Companies, Inc., a retail grocery company.

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

Mr. Hooley was elected to his current position in April 2002. From November 2000 to April 2002, he was Senior Vice President; President and Chief Executive Officer, Cub Foods. From February 2000 to September 2000, he was Executive Vice President of Partner Alliances, 24K.com., a loyalty marketing company and affiliate of the Carlson Companies. From November 1992 to September 1999, he was President and Chief Executive Officer of Cub Foods.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 12, 2002, there were 133,160,599 shares of common stock outstanding. At that date, there were 7,155 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to sales price for the Company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 below.

During the fiscal year ended February 23, 2002, the Company issued 35,000 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The information called for by Item 6 is found on the Five Year Financial and Operating Summary on page F-2.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In fiscal 2002, the Company achieved net sales of $20.9 billion compared to $23.2 billion last year. Net earnings for fiscal 2002 were $205.5 million, and diluted earnings per share were $1.53.

In fiscal 2001, the Company achieved net sales of $23.2 billion compared to $20.3 billion in fiscal 2000. Net earnings for fiscal 2001 were $82.0 million, and diluted earnings per share were $0.62. Net earnings for fiscal 2000 were $242.9 million, and diluted earnings per share were $1.87. The results of operations for fiscal 2000 include the impact of the Richfood acquisition and the results of its operations since August 31, 1999.

Highlights of results of operations as reported were as follows:

	February 23, 2002 (52 weeks)		February 24, 2001 (52 weeks)		February 26, 2000 (52 weeks)
	(In millions)
Net sales	$20,908.5	100.0%	$23,194.3	100.0%	$20,339.1	100.0%
Cost of sales	18,308.0	87.6	20,635.5	89.0	18,111.4	89.0
Selling and administrative expenses	2,037.7	9.7	2,042.3	8.8	1,705.0	8.4
Gain on sale of Hazelwood Farms Bakeries	—	—	—	—	(163.7)	(0.8)
Restructure and other charges	46.3	0.2	171.3	0.7	103.6	0.5

Operating earnings	516.5	2.5	345.2	1.5	582.8	2.9
Interest expense	194.3	0.9	212.9	0.9	154.5	0.8
Interest income	(21.5)	(0.1)	(22.1)	(0.1)	(19.1)	(0.1)

Earnings before income taxes	343.7	1.7	154.4	0.7	447.4	2.2
Income tax expense	138.2	0.7	72.4	0.3	204.5	1.0

Net earnings	$205.5	1.0%	$82.0	0.4%	$242.9	1.2%

Comparison of fifty-two weeks ended February 23, 2002 (2002) with fifty-two weeks ended February 24, 2001 (2001):

Net Sales

Net sales for 2002 of $20.9 billion decreased 9.9 percent from $23.2 billion in 2001. Retail food sales increased 2.1 percent and food distribution sales decreased 17.9 percent in 2002 compared to 2001. Retail food sales increased over last year primarily due to new store openings. Same-store sales were positive 0.2 percent reflecting the soft economy, competitor activities and cannibalization in certain markets. Food distribution sales decreased from last year reflecting customer losses, primarily the exit of the Kmart supply contract which terminated June 30, 2001. In addition, sales decreased as a result of the impact of restructure activities.

Fiscal 2002 store activity, including licensed units, resulted in 115 new stores opened and 49 stores closed or sold for a total of 1,260 stores at year end, an increase in square footage of 6.7 percent over the prior year.

Gross Profit

Gross profit as a percentage of net sales increased to 12.4 percent from 11.0 percent last year. The increase is primarily due to the growing proportion of the Company’s retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business, improved merchandising execution in retail, and benefits of restructure and reconfiguration activities in distribution. In 2001, gross profit included $17.1 million in cost of sales for inventory markdowns related to restructure activities.

Selling and Administrative Expenses

Selling and administrative expenses were 9.7 percent of net sales for 2002 compared to 8.8 percent of net sales last year. In the fourth quarter of 2002 and 2001, selling and administrative expenses include $12.5 million of store closing reserves and $51.7 million primarily for store closing reserves and provisions for certain uncollectible receivables, respectively. Excluding these items, selling and administrative expenses were 9.7 percent and 8.6 percent of net sales, respectively. The increase in selling and administrative expenses as a percent of net sales is primarily due to the growing proportion of the Company’s retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business, as well as increases in labor and employee benefit costs and increases in closed property reserves partially offset by gains on sales of disposed properties.

Operating Earnings

The Company’s earnings before interest and taxes (EBIT) were $516.5 million compared to $345.2 million last year, a 49.6 percent increase. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 24.4 percent to $857.2 million, or 4.1 percent of net sales, from $689.0 million, or 3.0 percent of net sales, last year. Fiscal 2002 includes $46.3 million for restructure charges and $12.5 million for store closing reserves. Fiscal 2001 includes $171.3 million for restructure charges and $68.8 million primarily for store closing reserves and provisions for certain uncollectible receivables.

Excluding the impacts of restructure and other items in 2002 and 2001, the Company’s EBIT and EBITDA were as follows: EBIT was $575.3 million compared to $585.3 million last year, a 1.7 percent decrease; EBITDA was $916.0 million compared with $921.6 million last year, a 0.6 percent decrease; retail food EBIT increased 12.1 percent to $387.5 million, or 4.1 percent of net sales, from last year’s $345.8 million, or 3.7 percent of net sales, primarily due to growth in new stores and improved merchandising execution in retail; retail food EBITDA increased 9.0 percent to $565.1 million, or 5.9 percent of net sales, from last year’s $518.3 million, or 5.5 percent of net sales; food distribution EBIT decreased 17.6 percent to $227.0 million, or 2.0 percent of net sales, from last year’s $275.4 million, or 2.0 percent of net sales, reflecting a decrease in sales volume, primarily the exit of the Kmart supply contract, partially offset by benefits of restructure and reconfiguration activities; food distribution EBITDA decreased 11.1 percent to $387.7 million, or 3.4 percent of net sales, from last year’s $436.0 million, or 3.2 percent of net sales.

Net Interest Expense

Interest expense decreased to $194.3 million in 2002, compared with $212.9 million in 2001, reflecting lower borrowing levels and lower interest rates since last year. Interest income decreased to $21.5 million in 2002 compared with $22.1 million in 2001.

Income Taxes

The effective tax rate was 40.2 percent in 2002 compared with 46.9 percent in 2001. Excluding the impacts of restructure and other items for 2002 and 2001, the effective tax rate was 40.2 percent for both years.

Net Earnings

Net earnings were $205.5 million or $1.53 per diluted share in 2002 compared with 2001 net earnings of $82.0 million or $0.62 per diluted share.

Weighted average diluted shares increased to 134.0 million in 2002 compared with last year’s 132.8 million, primarily reflecting the dilutive impact of stock options.

Excluding the impacts of restructure and other items, net earnings were $240.7 million or $1.80 per diluted share in 2002, compared with $235.9 million or $1.78 per diluted share in 2001.

Comparison of fifty-two weeks ended February 24, 2001 (2001) with fifty-two weeks ended February 26, 2000 (2000):

Net Sales

Net sales for 2001 of $23.2 billion increased 14.0 percent from $20.3 billion in 2000, reflecting the acquisition of Richfood in August 1999, incremental volume from new customers, and new corporate stores. Retail food sales increased 15.9 percent and food distribution sales increased 12.8 percent in 2001 compared to 2000. Retail food sales increased from 2000 primarily due to the Richfood acquisition and the opening of new stores in 2001. Same-store sales were negative 3.7 percent, impacted by competitive activities and cannibalization in certain markets. Food distribution sales increased from 2000 primarily due to the Richfood acquisition and incremental volume from new customers, primarily the $2.3 billion annual supply contract with Kmart.

Fiscal 2001 store activity, including licensed units, resulted in 117 new stores opened, five stores acquired, and 45 stores closed or sold for a total of 1,194 stores at year end, an increase in square footage of 6.9 percent over 2000.

Gross Profit

Gross profit as a percentage of net sales remained flat at 11.0 percent. In 2001, gross profit included $17.1 million in cost of sales for inventory markdowns related to restructure activities.

Selling and Administrative Expenses

Selling and administrative expenses were 8.8 percent of net sales for 2001 compared to 8.4 percent of net sales in 2000. The increase reflects $51.7 million primarily for store closing reserves and provisions for certain uncollectible receivables. Excluding these items, selling and administrative expenses were 8.6 percent of net sales in 2001. The increase was primarily due to the growing proportion of the Company’s retail business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business.

Operating Earnings

The Company’s EBIT was $345.2 million in 2001 compared to $582.8 million in 2000, a 40.8 percent decrease. EBITDA was $689.0 million in 2001 compared with $859.9 million in 2000, a 19.9 percent decrease. Fiscal 2001 includes $171.3 million for restructure charges and $68.8 million primarily for store closing reserves and provisions for certain uncollectible receivables. Fiscal 2000 includes a net $60.1 million benefit from the gain on the sale of Hazelwood Farms Bakeries of $163.7 million, partially offset by restructure charges of $103.6 million.

Excluding the impacts of restructure and other items in 2001 and 2000, the Company’s EBIT and EBITDA were as follows: EBIT was $585.3 million in 2001 compared to $522.8 million in 2000, a 12.0 percent increase; EBITDA was $921.6 million in 2001 compared with $799.8 million in 2000, a 15.2 percent increase; retail food EBIT increased 1.5 percent to $345.8 million, or 3.7 percent of net sales, from $340.7 million in 2000, or 4.2 percent of net sales, primarily due to the Richfood acquisition and the opening of 117 stores, substantially offset by increased advertising, promotional spending, and labor costs; retail food EBITDA increased 5.7 percent to $518.3 million, or 5.5 percent of net sales, from $490.3 million in 2000, or 6.1 percent of net sales; food distribution EBIT increased 23.3 percent to $275.4 million, or 2.0 percent of net sales, from $223.4 million, or 1.8 percent of net sales, in 2000, primarily due to the Richfood acquisition and the incremental volume from other customers, primarily Kmart; food distribution EBITDA increased 25.4 percent to $436.0 million, or 3.2 percent of net sales, from $347.6 million in 2000, or 2.8 percent of net sales.

Net Interest Expense

Interest expense increased to $212.9 million in 2001, compared with $154.5 million in 2000, reflecting increased borrowings due to the Richfood acquisition in August 1999 and the $140 million share buyback under the December 1999 treasury stock program completed early in the first quarter of 2001. Interest income increased to $22.1 million in 2001 compared with $19.1 million in 2000.

Income Taxes

The effective tax rate was 46.9 percent in 2001 compared with 45.7 percent in 2000. Excluding the impacts of the restructure and other items in 2001 and the gain on the sale of Hazelwood Farms Bakeries and the restructure charges in 2000, the effective tax rates were 40.2 percent and 40.1 percent in 2001 and 2000, respectively.

Net Earnings

Net earnings were $82.0 million or $0.62 per diluted share in 2001 compared with 2000 net earnings of $242.9 million or $1.87 per diluted share.

Weighted average diluted shares increased to 132.8 million in 2001 compared with 130.1 million in 2000. The increase was primarily due to a full year’s impact in the current year of the approximately 19.7 million shares issued in the second quarter of 2000 in connection with the Richfood acquisition, partially offset by the 7.9 million shares repurchased under the December 1999 treasury stock program.

Excluding the impacts of the restructure and other items in 2001 and the gain on the sale of Hazelwood Farms Bakeries and the restructure charges in 2000, net earnings were $235.9 million or $1.78 per diluted share in 2001 compared with $232.0 million or $1.78 per diluted share in 2000.

RESTRUCTURE AND OTHER CHARGES

In the fourth quarter of fiscal 2002, the Company identified additional efforts that will allow it to extend its distribution efficiency program begun in fiscal 2001 and adjusted prior years’ restructure reserves for changes in estimates primarily related to real estate, as a result of a softening real estate market. The additional distribution efficiency initiatives identified in fiscal 2002 primarily relate to personnel reductions in transportation and administrative functions. The total pretax restructure charges were $46.3 million, of which $16.3 million is related to additional efficiency efforts, $17.8 million is related to changes in estimates for the fiscal 2001 restructure reserves and $12.2 million is related to changes in estimates for the fiscal 2000 restructure reserves.

Included in the $16.3 million of restructure charges for fiscal 2002 is $13.1 million related to severance and employee related costs and $3.2 million related to lease cancellation fees. These actions include a net reduction of approximately 800 employees throughout the organization. Management will begin the initiatives in fiscal 2003 and expects the majority of these actions to be completed by the end of fiscal 2003.

In the fourth quarter of fiscal 2001, the Company recorded pretax restructure charges of $171.3 million including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 restructure reserve of $10.3 million for lease subsidies and future payments on exited leased facilities. As a result of changes in estimates in fiscal 2002, the fiscal 2001 charges were increased by $17.8 million, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers. The reserve at the end of fiscal 2002 for fiscal 2001 restructure charges was $56.0 million, including $50.0 million for lease subsidies, lease terminations and future payments on exited lease facilities and $6.0 million for employee related costs. There are 750 employees yet to be terminated related to this reserve.

In fiscal 2001, the Company reduced the original fiscal 2000 restructure reserve by $10.3 million primarily for a change in estimate for the closure of a remaining facility. The amount was subsequently increased $12.2 million in fiscal 2002, primarily due to the softening real estate market. The reserve at the end of fiscal 2002 for fiscal 2000 restructure charges was $18.0 million, including $14.9 million for future payments on exited leased facilities and $3.1 million for unpaid employee benefits. There are no remaining employee terminations under the fiscal 2000 restructure.

Approximately $30 million in cash outflows are anticipated in fiscal 2003 primarily related to the payment of employee severance and the payment of lease liabilities. As of fiscal year end 2002, remaining future net cash flows of all restructure activities is estimated at approximately $5 million. The changes in cash flow estimates from the prior year are primarily a result of new fiscal 2002 restructure activities, changes in estimates of lease liabilities and the timing of disposition of properties.

CRITICAL ACCOUNTING POLICIES

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

Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

LIFO and Retail Inventory Method

For a significant portion of the Company’s inventory, cost is determined through use of the last-in, first-out (LIFO) method for food distribution or the retail LIFO method, as applicable. Under the retail LIFO method, otherwise referred to as the retail inventory method (RIM), the valuation of inventories are at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality.

Inherent in the RIM calculations are certain significant management judgments and estimates, including shrinkage, which significantly impact the ending inventory valuation at cost, as well as the resulting gross margins. These judgments and estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce results which differ from actual. Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. Calculating the estimated losses requires significant judgments and estimates to be made by management. The Company’s reserves for closed properties could be materially affected by factors such as the extent of interested buyers, its ability to secure subleases, the creditworthiness of sublessees and the Company’s success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property. While management believes the current estimates of reserves on closed properties are adequate, it is possible that changes in events could cause changes in the Company’s assumptions, requiring additional reserves to be recorded.

Reserves for Self Insurance

The Company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the Company’s policy to record its self insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning workers’ compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations was $786.7 million in fiscal 2002, $651.2 million in fiscal 2001 and $341.2 million in fiscal 2000. In the current year, activity in cash from operations primarily related to a reduction in receivables. In addition, fiscal 2002 cash from operations was impacted by a reduction in inventories which was more than offset by a decrease in payables. In fiscal 2001, activity in cash from operations also primarily related to a reduction in inventories that was partially offset by a decrease in payables.

Cash used in investing activities was $244.1 million in fiscal 2002, $380.4 million in fiscal 2001, and $534.5 million in fiscal 2000. The decrease in cash used in fiscal 2002 as compared to fiscal 2001 was primarily due to lower fixed asset purchases and higher proceeds from sales of assets primarily related to restructure activities. The decrease in cash used in investing activities in fiscal 2001 compared to fiscal 2000 was primarily due to the $443 million cash used for a portion of the Richfood acquisition in fiscal 2000, offset in part by proceeds from the sale of Hazelwood Farms Bakeries.

Cash used in financing activities was $540.8 million in fiscal 2002, compared with $271.4 million in fiscal 2001 and compared with cash provided by financing activities of $196.6 million in fiscal 2000. The increase in cash used in financing activities as compared to fiscal 2001 reflects higher debt reduction in fiscal 2002. In fiscal 2001, cash was used primarily to reduce long-term debt. In fiscal 2000, net new debt increased primarily due to debt incurred in connection with the acquisition of Richfood in August 1999. The Company used proceeds from the issuance of debt to finance the acquisition and repay indebtedness incurred or assumed in connection therewith.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing from its revolving credit agreements with various financial institutions, as well as through its accounts receivable securitization program. Long-term financing will be maintained through existing and new debt issuances. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund its capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

The Company has revolving credit agreements with various financial institutions, which are available for general corporate purposes and for the issuance of letters of credit. A $400 million revolving credit agreement expires in October 2002 and a $300 million 364-day agreement expires in August 2002. Both credit facilities have rates tied to LIBOR plus 0.650 to 1.400 percent, based on the Company’s credit ratings. Outstanding borrowings under the revolving credit facilities for February 23, 2002 and February 24, 2001 were $0 and $250 million, respectively, and are reflected in Notes Payable on the consolidated balance sheet. As of February 23, 2002, letters of credit under the credit facilities were $122 million and the unused available credit under these facilities was $578 million.

In April 2002, the Company received commitments from various financial institutions for a new $650 million revolving credit agreement. The new credit facility is expected to be a three-year unsecured facility with rates tied to LIBOR plus 0.650 to 1.400 percent. The facility is expected to contain various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. This credit facility will replace the two existing credit facilities.

On August 16, 2001, the Company entered into an accounts receivable securitization program, under which the Company can borrow up to $200 million on a revolving basis, with borrowings secured by eligible accounts receivable. As of February 23, 2002, the Company had no borrowings outstanding under this program.

In November 2001, the Company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811 million. The proceeds from the offering, net of approximately $5 million of expenses, were $208 million and were initially used to pay down notes payable and will later be used to retire a portion of the $300 million in debt maturing November 2002. The debentures mature in 30 years and are callable at the Company’s option on or after October 1, 2006. Holders may require the Company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006, or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. The debentures will generally be convertible if the closing price of the Company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, set initially at $33.20 per share for the quarter ended February 23, 2002, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the Company’s common stock will be issued per $1,000 debenture. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method.

SUPERVALU’s capital budget for fiscal 2003, which includes capitalized leases, is projected at approximately $500 to $525 million, compared with actual spending of $388.7 million in fiscal 2002. The capital budget for 2003 anticipates cash spending of $420 to $445 million, in addition to $80 million budgeted for capital leases. Approximately $340 million of the fiscal 2003 budget has been identified for use in the Company’s retail food business. The budget provides for approximately 10 to 15 new price superstores and approximately 150 to 170 new extreme value stores, including the announced acquisition of 45 extreme value general merchandise stores. The balance of the fiscal 2003 capital budget relates to distribution maintenance capital and information technology related items. In addition, the Company will continue to support store development and financing for the Company’s independent retailers. Certain retailer financing activities do not require new cash outlays because they are leases or guarantees. The capital budget does include amounts for projects which are subject to change and for which firm commitments have not been made.

Cash dividends declared during fiscal 2002, 2001 and 2000 totaled $0.5575 cents, $0.5475 cents, and $0.5375 cents per common share, respectively. The Company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed mortgage loan and other debt obligations of $6.7 million. The Company has also guaranteed the leases and fixture financing loans of various retailers with a present value of $174.8 million and $33.7 million, respectively.

On December 4, 1998, the Company entered into an agreement to sell notes receivable to a special purpose entity, which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to acquire qualifying notes receivable from the Company and sell them to a third party. No notes have been sold since February 29, 2000. Assets and related debt off-balance sheet were $27.0 million at February 23, 2002 and $46.4 million at February 24, 2001. At February 23, 2002, the Company’s limited recourse with respect to notes sold was $12.1 million.

The Company is party to synthetic leasing programs for two of its major warehouses. The leases expire in fiscal 2004 and fiscal 2005 and may be renewed with the lessor’s consent through fiscal 2009 and fiscal 2007, and have purchase options of $60 million and $25 million, respectively. At February 23, 2002, the estimated market value of the properties underlying these leases equaled or exceeded the purchase options. See further disclosure in the Company’s footnote on Commitments, Contingencies and Off-Balance Sheet Arrangements.

The Company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated statement of earnings or consolidated financial position.

The following table represents the Company’s total commitments and total off-balance sheet arrangements at February 23, 2002.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter
	(in thousands)
Commitments:
Notes Payable	$27,465	$27,465	$—	$—	$—
Debt	1,668,694	326,266	472,154	135,938	734,336
Capital and Deferred Financing Leases	563,587	30,142	82,919	79,838	370,688

Total Commitments	$2,259,746	$383,873	$555,073	$215,776	$1,105,024

Off-Balance Sheet Arrangements:
Retailer Loan and Lease Guarantees	$215,200	$39,200	$54,500	$36,600	$84,900
Limited Recourse Liability on	12,100	2,000	4,300	3,600	2,200
Purchase Options on Synthetic Leases	85,000	—	85,000	—	—
Operating Leases	996,728	136,826	228,364	173,869	457,669

Total Off-Balance Sheet Arrangements	$1,309,028	$178,026	$372,164	$214,069	$544,769

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. At fiscal 2002 year end, there were 7,155 shareholders of record compared with 7,243 at the end of fiscal 2001.

	Common Stock Price Range				Dividends Per Share
Fiscal	2002		2001		2002	2001
	High	Low	High	Low
First Quarter	$16.46	$12.60	$22.88	$14.00	$0.1375	$0.1350
Second Quarter	21.80	15.00	20.25	14.69	0.1400	0.1375
Third Quarter	24.10	18.81	18.19	14.00	0.1400	0.1375
Fourth Quarter	24.96	18.85	17.81	11.75	0.1400	0.1375

Year	$24.96	$12.60	$22.88	$11.75	$0.5575	$0.5475

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on February 24, 2002. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003. The Company has determined that discontinuing the amortization of goodwill will have a $0.35 per diluted share impact on earnings per share. The Company is currently measuring the impact of goodwill impairment and will complete this evaluation by the end of the first quarter of fiscal 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt the provisions of SFAS No. 143 in the first quarter of fiscal 2004. In August 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003. The Company is currently analyzing the effect SFAS No. 143 and SFAS No. 144 will have on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SUPERVALU is exposed to market pricing risk consisting of interest rate risk related to debt obligations outstanding, its investment in notes receivable and, from time to time, derivatives employed to hedge interest rate changes on variable and fixed rate debt. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

SUPERVALU manages interest rate risk through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (commercial paper, bank loans, industrial revenue bonds and other variable interest rate debt) is utilized to help maintain liquidity and finance business operations. Long-term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital.

SUPERVALU carries notes receivable because, in the normal course of business, the Company makes long-term loans to certain retail customers (see “Notes Receivable” in the Notes to the Consolidated Financial Statements for further information). The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates. At February 23, 2002, the estimated fair value of notes receivable approximates the net carrying value.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including notes receivable and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates.

	Summary of Financial Instruments
	February 23, 2002		Aggregate maturities of principal by fiscal year
	Fair Value	Total	2003	2004	2005	2006	2007	Thereafter
	(in millions, except rates)
Notes receivable-principal
Receivable	$92.7	$92.7	$23.9	$13.8	$13.3	$13.1	$7.2	$21.4
Average rate receivable		8.7%	8.0%	8.6%	8.9%	8.4%	9.1%	9.6%
Debt with variable interest rates
Principal payable	$94.5	$94.5	$24.0	$8.0	—	$2.4	$2.6	$57.5
Average variable rate payable		1.6%	2.4%	1.3%	—	1.4%	1.4%	1.3%
Debt with fixed interest rates
Principal payable	$1,662.5	$1,598.5	$326.3	$23.9	$440.3	$60.5	$70.5	$677.0
Average fixed rate payable		7.6%	7.8%	8.4%	8.5%	7.2%	6.8%	7.0%

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Any statements in this report regarding SUPERVALU’s outlook for its businesses and their respective markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on management’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following is a summary of certain factors, the results of which could cause SUPERVALU’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report:

•	competitive practices in the retail food and food distribution industries,

•	the nature and extent of the consolidation of the retail food and food distribution industries,

•	our ability to attract and retain customers for our food distribution business and to control food distribution costs,

•	our ability to grow through acquisitions and assimilate acquired entities,

•	general economic or political conditions that affect consumer buying habits generally or acts of terror directed at the food industry that affect consumer behavior,

•	potential work disruptions from labor disputes or national emergencies,

•
the timing and implementation of certain restructure activities we have announced, including our consolidation of certain distribution facilities and our disposition of under-performing stores and non-operating properties,

•	the availability of favorable credit and trade terms, and

•	other risk factors inherent in the retail food and food distribution industries.

These risks and uncertainties are set forth in further detail in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and SUPERVALU undertakes no obligation to update such statement to reflect events or circumstances arising after such date.

ITEM 7.A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by Item 7.A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 above.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-25. See “Index of Selected Financial Data, Financial Statements and Schedules.”

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2002 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1),” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding executive officers is included in Part I immediately following Item 4 above.

ITEM 11.     EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2002 Annual Meeting of Stockholders under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values,” “Long-Term Incentive Plans—Awards in Last Fiscal Year,” “Pension Plans and Retirement Benefits,” and “Change in Control and Other Agreements,” and under the heading “Related Party Transactions, Compensation Committee Interlocks and Insider Participation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2002 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2002 Annual Meeting of Stockholders under the heading “Related Party Transactions, Compensation Committee Interlocks and Insider Participation.”

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

The consolidated financial statements of the Registrant listed in the accompanying “Index of Selected Financial Data, Financial Statements and Schedules” together with the reports of KPMG LLP, independent auditors, are filed as part of this report.

(2)  Financial Statement Schedules:

The consolidated financial statement schedules of the Registrant listed in the accompanying “Index of Selected Financial Data, Financial Statements and Schedules” together with the reports of KPMG LLP, independent auditors, are filed as part of this report.

(3)  Articles of Incorporation and by-laws:

(3)(i)	Restated Certificate of Incorporation is incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 1994.

(3)(ii)	Restated Bylaws, as amended, are incorporated by reference to Exhibit (3) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.

(4)  Instruments defining the rights of security holders, including indentures:

4.1.
Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.2.
First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.3.
Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 13, 1992.

4.4.
Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 2, 1995.

4.5.
Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6.
Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7.
Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.5 to the Registrant’s Report on Form 8-K dated November 13, 1992.

4.8.
Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 17, 2000.

4.9.
Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior), is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.10.
Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.11.
Form of Credit Agreement, dated as of October 8, 1997, as amended and restated as of August 16, 2001, among the Registrant, the Lenders named therein, the Chase Manhattan Bank, as Agent, and Bank One, NA, as Syndication Agent, is incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K dated August 17, 2001.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Registrant and its subsidiaries are not filed and, in lieu thereof, the Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)  Material Contracts:

10.1.	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.*

10.2.	SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended, is incorporated by reference to Exhibit (10)c. to the Registrant’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.3.	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated by reference to Exhibit (10)c. to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 1997. *

10.4.
SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated by reference to Exhibit (10)g. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998. *

10.5.
SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998. *

10.6.	SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated by reference to Exhibit (10)g. to the Registrant’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.7.	SUPERVALU INC. ERISA Excess Benefit Plan Restatement, as amended, is incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2000.*

10.8.	SUPERVALU INC. Deferred Compensation Plan is incorporated by reference to Exhibit (10)i. to the Registrant’s Annual Report on Form 10-K for the year ended February 23, 1991.*

10.9.
SUPERVALU INC. Executive Deferred Compensation Plan, as amended, and Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)c. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.10.
Amendments to the SUPERVALU INC. Executive Deferred Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II are incorporated by reference to Exhibit (10)c. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.11.
Form of Agreement used in connection with the Registrant’s Executive Post-Retirement Survivor Benefit Program, is incorporated by reference to Exhibit (10)i. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.12.
Form of Change of Control Severance Agreements entered into with certain officers of the Registrant, is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999. *

10.13.
SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit (10)e. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.14.	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.15.
First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.16.
Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.17.
Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)h. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.18.
SUPERVALU INC. Long-Term Incentive Plan, as amended, is incorporated by reference to Exhibit (10)b. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.19.
SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.

10.20.
SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2000.*

10.21.	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2000.*

10.22.
Split Dollar Life Insurance Agreement for Michael W. Wright and Collateral Assignment of Policy, is incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2000.*

10.23.	SUPERVALU/Richfood Stock Incentive Plan, as amended.*

10.24.	Restricted Stock Unit Award Agreement for David L. Boehnen is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.25.	Restricted Stock Unit Award Agreement for Pamela K. Knous is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.26.
Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended, are incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.

10.27.	Special Fiscal 2002 Incentive Plan.*

10.28.	Letter agreement dated May 21, 2001, providing for post-retirement benefits for Michael W. Wright.*

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

(12)  Statement re Computation of Ratios.

12.1.    Ratio of Earnings to Fixed Charges.

(21)  Subsidiaries of the Registrant.

21.1.    SUPERVALU INC. Subsidiaries.

(23)  Consents of Experts and Counsel.

23.1.    Consent of KPMG LLP.

(24)  Power of Attorney.

24.1.    Power of Attorney.

(99)  Additional Exhibits.

99(i)    Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act.

(b)    Reports on Form 8-K:

During the fourth quarter of the fiscal year ended February 23, 2002, the Registrant filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)

DATE: April 19, 2002	By:	/s/ JEFFREY NODDLE
Jeffrey Noddle President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	President (principal executive officer) and Chief Executive Officer; Director	April 19, 2002

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 19, 2002

/s/ MICHAEL W. WRIGHT* Michael W. Wright	Chairman of the Board; Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ EDWIN C. GAGE* Edwin C. Gage*	Director

/s/ WILLIAM A. HODDER* William A. Hodder	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

Signature	Title	Date

/s/ RICHARD L. KNOWLTON* Richard L. Knowlton	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ HARRIET PERLMUTTER* Harriet Perlmutter	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers*	Director

/s/ CAROLE F. ST. MARK* Carole F. St. Mark*	Director

*	Executed this 19th day of April, 2002, on behalf of the indicated Directors by John P. Breedlove, duly appointed Attorney-in-Fact.

By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove Attorney-in-Fact

SUPERVALU INC.
Annual Report on Form 10-K

Items 6, 8 and 14(a)

Index of Selected Financial Data and Financial Statements and Schedules

Page
Selected Financial Data:
Five Year Financial and Operating Summary	F-2

Financial Statements:

Independent Auditors’ Report of KPMG LLP	F-3

Consolidated composition of net sales and operating earnings for each of the three years ended February 23, 2002, February 24, 2001 and February 26, 2000	F-4

Consolidated statements of earnings for each of the three years ended February 23, 2002, February 24, 2001 and February 26, 2000	F-5

Consolidated balance sheets as of February 23, 2002 and February 24, 2001	F-6

Consolidated statements of stockholders’ equity for each of the three years ended February 23, 2002, February 24, 2001 and February 26, 2000	F-7

Consolidated statements of cash flows for each of the three years ended February 23, 2002, February 24, 2001 and February 26, 2000	F-8

Notes to consolidated financial statements	F-9 – F-22

Unaudited quarterly financial information	F-23

Financial Schedules:

Schedule II: Valuation and qualifying accounts	F-25

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. and Subsidiaries FIVE YEAR FINANCIAL AND OPERATING SUMMARY
	2002 (b)		2001 (c)		2000 (d)		1999		1998 (e)
Statement of Earnings Data (a) (f)
Net sales	$20,908,522		$23,194,279		$20,339,079		$17,420,507		$17,201,378
Cost of sales	18,307,974		20,635,564		18,111,296		15,620,127		15,430,642
Selling and administrative expenses	2,037,771		2,042,259		1,705,003		1,382,212		1,365,327
Gain on sale of Hazelwood Farms Bakeries	—		—		(163,662)		—		—
Restructure and other charges	46,300		171,264		103,596		—		—
Interest, net	172,774		190,835		135,392		101,907		113,993
Equity in earnings and gain on sale of ShopKo	—		—		—		—		(93,364)
Earnings before taxes	343,703		154,357		447,454		316,261		384,780
Provision for income taxes	138,168		72,392		204,513		124,923		154,023
Net earnings	205,535		81,965		242,941		191,338		230,757
Net earnings per common share—diluted	1.53		0.62		1.87		1.57		1.82

Balance Sheet Data (a)
Inventories (FIFO)	$1,186,803		$1,490,685		$1,626,087		$1,195,217		$1,247,429
Working capital (g)	43,305		(115,062)		(196,348)		188,000		286,800
Net property, plant and equipment	2,208,633		2,232,794		2,168,210		1,699,024		1,589,601
Total assets	5,824,782		6,359,980		6,495,353		4,265,949		4,093,010
Long-term debt (h)	1,875,873		2,008,474		1,953,741		1,246,269		1,260,728
Stockholders’ equity	1,916,693		1,793,495		1,821,479		1,305,639		1,201,905

Other Statistics (a) (f)
Earnings as a percent of net sales	1.15%		1.02%		1.14%		1.10%		1.01%
Return on average stockholders’ equity	12.63%		12.57%		14.27%		15.24%		14.19%
Book value per common share	$14.42		$13.55		$13.53		$10.82		$9.94
Current ratio (g)	1.03:1		0.95:1		0.92:1		1.12:1		1.20:1
Debt to capital ratio	54.1%		59.6%		60.0%		54.6%		56.9%
Dividends declared per common share	$0.55	3/4	$0.54	3/4	$0.53	3/4	$0.52	3/4	$0.51	1/2
Weighted average common shares outstanding—diluted	133,978		132,829		130,090		121,961		126,550
Depreciation and amortization	$340,750		$343,779		$277,062		$233,523		$230,082
EBITDA	$916,027		$921,563		$799,842		$651,691		$638,821
EBITDA as a percent of net sales	4.38%		3.97%		3.93%		3.74%		3.71%
Capital expenditures	$388,658		$511,673		$539,264		$346,390		$279,768

Notes:
(a)	Fiscal 1998 contains 53 weeks; all other years include 52 weeks. Dollars in thousands except per share and percentage data.
(b)
Fiscal 2002 net earnings include restructure and other items of $35.2 million or $0.27 per diluted share. This includes total pretax adjustments of $58.8 million, including $46.3 million of restructure charges and $12.5 million in store closing charges recorded in the fourth quarter. The $46.3 million of restructure charges includes $16.3 million for additional efficiency initiatives and $30.0 million of net adjustments to increase prior years’ restructure charges for increased lease liabilities. During the fourth quarter, the Company also recorded $12.5 million in store closing reserves reflected in selling and administrative expenses. Earnings as a percent of net sales, return on average stockholders’ equity, and EBITDA have been adjusted to exclude these transactions.

(c)
Fiscal 2001 net earnings include restructure and other items of $153.9 million or $1.16 per diluted share. This includes total pretax adjustments of $240.1 million, including $171.3 million of restructure and other charges related primarily to consolidation of distribution facilities, exit of certain non-core retail markets, and write-off of other items. The pretax adjustments also include $17.1 million in cost of sales for inventory markdowns related to restructure activities and $51.7 million in selling and administrative expenses primarily for store closing reserves and provisions for certain uncollectible receivables. Earnings as a percent of net sales, return on average stockholders’ equity, and EBITDA have been adjusted to exclude these transactions.

(d)
Fiscal 2000 net earnings include a net benefit of $10.9 million or $0.08 per diluted share from the gain on sale of Hazelwood Farms Bakeries and restructure charges. This reflects total pretax net adjustments of $60.1 million, which include a $163.7 million gain on sale of Hazelwood Farms Bakeries and $103.6 million of restructure charges related primarily to facility consolidation, non core store disposal, and rationalization of redundant and certain decentralized administrative functions. Earnings as a percent of net sales, return on average stockholders’ equity, and EBITDA have been adjusted to exclude these transactions.

(e)
Fiscal 1998 net earnings include a net gain on the sale of ShopKo of $53.7 million or $0.42 per diluted share. Earnings as a percent of net sales, return on average stockholders’ equity, and EBITDA have been adjusted to exclude this transaction.

(f)	Information adjusted to include stock split in fiscal 1999.
(g)	Working capital and current ratio are calculated after adding back the LIFO reserve.
(h)	Long-term debt includes long-term debt and long-term obligations under capital leases.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 23, 2002 and February 24, 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 23, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SUPERVALU INC. and subsidiaries as of February 23, 2002 and February 24, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 23, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Minneapolis, Minnesota
April 3, 2002

SUPERVALU INC. and Subsidiaries CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS
(In thousands, except percent data)
	February 23, 2002 (52 weeks)	February 24, 2001 (52 weeks)	February 26, 2000 (52 weeks)
Net sales
Retail food	$9,549,068	$9,353,992	$8,069,767
	45.7%	40.3%	39.7%
Food distribution	11,359,454	13,840,287	12,269,312
	54.3%	59.7%	60.3%

Total net sales	$20,908,522	$23,194,279	20,339,079
	100.0%	100.0%	100.0%

Operating earnings
Retail food	$375,009	$301,287	$340,707
Food distribution	227,013	251,009	223,429
General corporate expenses	(39,245)	(35,840)	(41,356)
Gain on sale of Hazelwood Farms Bakeries	—	—	163,662
Restructure and other charges	(46,300)	(171,264)	(103,596)

Total operating earnings	516,477	345,192	582,846
Interest expense, net	(172,774)	(190,835)	(135,392)

Earnings before income taxes	$343,703	$154,357	$447,454

Identifiable assets
Retail food	$3,127,110	$3,098,916	$3,077,134
Food distribution	2,683,486	3,247,172	3,408,866
Corporate	14,186	13,892	9,353

Total	$5,824,782	$6,359,980	$6,495,353

Depreciation and amortization
Retail food	$177,585	$173,418	$149,574
Food distribution	160,718	167,253	124,161
Corporate	2,447	3,108	3,327

Total	$340,750	$343,779	$277,062

Capital expenditures
Retail food	$310,738	$347,540	$352,428
Food distribution	74,860	158,591	180,968
Corporate	3,060	5,542	5,868

Total	$388,658	$511,673	$539,264

Reportable segment operating earnings were computed as total revenue less associated operating expenses.
Fiscal 2002 operating earnings reflect pretax charges of $12.5 million in retail food for store closing reserves.
Fiscal 2001 operating earnings reflect pretax charges of $44.5 million in retail food for store closing reserves and $24.3 million in food distribution for inventory markdowns and provisions for certain uncollectible receivables.
Identifiable assets are those assets of the Company directly associated with the reportable segments.

See notes to consolidated financial statements

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	February 23, 2002	February 24, 2001	February 26, 2000
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$20,908,522	$23,194,279	$20,339,079
Costs and expenses
Cost of sales	18,307,974	20,635,564	18,111,296
Selling and administrative expenses	2,037,771	2,042,259	1,705,003
Gain on sale of Hazelwood Farms Bakeries	—	—	(163,662)
Restructure and other charges	46,300	171,264	103,596
Interest
Interest expense	194,294	212,898	154,482
Interest income	21,520	22,063	19,090

Interest expense, net	172,774	190,835	135,392

Total costs and expenses	20,564,819	23,039,922	19,891,625

Earnings before income taxes	343,703	154,357	447,454

Provision for income taxes
Current	61,808	110,872	225,554
Deferred	76,360	(38,480)	(21,041)

Income tax expense	138,168	72,392	204,513

Net earnings	$205,535	$81,965	$242,941

Weighted average number of common shares outstanding
Diluted	133,978	132,829	130,090
Basic	132,940	132,251	129,162

Net earnings per common share—diluted	$1.53	$0.62	$1.87
Net earnings per common share—basic	$1.55	$0.62	$1.88

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	February 23, 2002	February 24, 2001
ASSETS
Current Assets
Cash and cash equivalents	$12,171	$10,396
Receivables, less allowance for losses of $22,941 in 2002 and $22,750 in 2001	467,790	591,077
Inventories	1,046,036	1,350,061
Other current assets	78,030	101,104

Total current assets	1,604,027	2,052,638

Long-term notes receivable, less allowance for losses of $18,876 in 2002 and $18,449 in 2001	68,774	79,196
Long-term investment in direct financing leases	68,552	74,038
Property, plant and equipment
Land	172,385	166,505
Buildings	1,128,882	1,051,027
Property under construction	51,977	57,631
Leasehold improvements	285,842	286,316
Equipment	1,603,890	1,645,641
Assets under capital leases	546,289	556,902

	3,789,265	3,764,022
Less accumulated depreciation and amortization
Owned property, plant and equipment	1,460,541	1,416,538
Assets under capital leases	120,091	114,690

Net property, plant and equipment	2,208,633	2,232,794

Goodwill	1,531,312	1,576,780
Other assets	343,484	344,534

Total assets	$5,824,782	$6,359,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$27,465	$579,039
Accounts payable	1,013,140	1,396,011
Accrued vacation, compensation and benefits	148,179	119,960
Current maturities of long-term debt	326,266	23,171
Current obligations under capital leases	30,142	31,497
Other current liabilities	156,297	158,646

Total current liabilities	1,701,489	2,308,324

Long-term debt	1,342,428	1,444,376
Long-term obligations under capital leases	533,445	564,098
Deferred income taxes	79,750	15,310
Other liabilities	250,977	234,377
Commitments and Contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized 200,000 shares
Shares issued, 150,670 in 2002 and 2001	150,670	150,670
Capital in excess of par value	121,444	128,492
Other comprehensive loss	(7,075)	—
Retained earnings	1,987,539	1,856,433
Treasury stock, at cost, 17,781 shares in 2002 and 18,296 shares in 2001	(335,885)	(342,100)

Total stockholders’ equity	1,916,693	1,793,495

Total liabilities and stockholders’ equity	$5,824,782	$6,359,980

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount		Shares	Amount		Retained Earnings	Total
BALANCES AT FEBRUARY 27, 1999	6	$5,908	150,670	$150,670	$—	(30,561)	$(524,321)	$—	$1,673,382	$1,305,639
Net earnings	—	—	—	—	—	—	—	—	242,941	242,941
Sales of common stock under option plans	—	—	—	—	(5,181)	377	10,738	—	—	5,557
Cash dividends declared on common stock $0.5375 per share	—	—	—	—	—	—	—	—	(68,952)	(68,952)
Compensation under employee incentive plans	—	—	—	—	(1,802)	395	9,408	—	—	7,606
Treasury shares exchanged for acquisitions	—	—	—	—	139,209	20,449	318,293	—	—	457,502
Redemption of preferred stock	(6)	(5,908)	—	—	—	—	—	—	—	(5,908)
Purchase of shares for treasury	—	—	—	—	—	(6,668)	(122,906)	—	—	(122,906)

BALANCES AT FEBRUARY 26, 2000	—	—	150,670	150,670	132,226	(16,008)	(308,788)	—	1,847,371	1,821,479
Net earnings	—	—	—	—	—	—	—	—	81,965	81,965
Sales of common stock under option plans	—	—	—	—	(3,538)	279	7,095	—	—	3,557
Cash dividends declared on common stock $0.5475 per share	—	—	—	—	—	—	—	—	(72,903)	(72,903)
Compensation under employee incentive plans	—	—	—	—	(196)	366	8,271	—	—	8,075
Purchase of shares for treasury	—	—	—	—	—	(2,933)	(48,678)	—	—	(48,678)

BALANCES AT FEBRUARY 24, 2001	—	—	150,670	150,670	128,492	(18,296)	(342,100)	—	1,856,433	1,793,495
Net earnings	—	—	—	—	—	—	—	—	205,535	205,535
Sales of common stock under option plans	—	—	—	—	(2,103)	1,401	28,005	—	—	25,902
Cash dividends declared on common stock $0.5575 per share	—	—	—	—	—	—	—	—	(74,429)	(74,429)
Compensation under employee incentive plans	—	—	—	—	(4,945)	576	10,293	—	—	5,348
Other comprehensive loss	—	—	—	—	—	—	—	(7,075)		(7,075)
Purchase of shares for treasury	—	—	—	—	—	(1,462)	(32,083)	—	—	(32,083)

BALANCES AT FEBRUARY 23, 2002	—	—	150,670	$150,670	$121,444	(17,781)	$(335,885)	$(7,075)	$1,987,539	$1,916,693

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	February 23, 2002 (52 weeks)	February 24, 2001 (52 weeks)	February 26, 2000 (52 weeks)
Cash flows from operating activities
Net earnings	$205,535	$81,965	$242,941
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	340,750	343,779	277,062
LIFO expense	143	4,991	8,253
Provision for losses on receivables	19,898	23,107	9,895
Gain on sale of Hazelwood Farms Bakeries	—	—	(163,662)
Restructure and other charges	46,300	171,264	103,596
Deferred income taxes	76,360	(38,480)	(21,041)
Other adjustments, net	1,382	829	2,032
Changes in assets and liabilities, excluding effect from acquisitions:
Receivables	103,389	(43,582)	(58,887)
Inventories	304,779	135,402	(195,192)
Accounts payable	(349,463)	(66,824)	61,997
Other assets and liabilities	37,629	38,774	74,178

Net cash provided by operating activities	786,702	651,225	341,172

Cash flows from investing activities
Additions to long-term notes receivable	(37,372)	(69,875)	(55,162)
Proceeds received on long-term notes receivable	47,794	69,439	52,101
Proceeds from sale of assets	89,504	48,179	374,714
Purchases of property, plant and equipment	(292,927)	(397,715)	(407,947)
Business acquisitions, net of cash acquired	—	—	(480,502)
Other investing activities	(51,093)	(30,389)	(17,704)

Net cash used in investing activities	(244,094)	(380,361)	(534,500)

Cash flows from financing activities
Net (decrease) increase in checks outstanding, net of deposits	(77,764)	(13,537)	23,529
Net (reduction) issuance of short-term notes payable	(551,574)	2,526	472,670
Proceeds from issuance of long-term debt	218,014	60,000	594,485
Repayment of long-term debt	(16,867)	(171,692)	(672,303)
Reduction of obligations under capital leases	(25,988)	(28,220)	(28,376)
Net proceeds from the sale of common stock under option plans	19,453	457	2,381
Redemption of preferred stock	—	—	(5,908)
Dividends paid	(74,024)	(72,244)	(66,932)
Payment for purchase of treasury stock	(32,083)	(48,678)	(122,906)

Net cash (used in) provided by financing activities	(540,833)	(271,388)	196,640

Net increase (decrease) in cash and cash equivalents	1,775	(524)	3,312
Cash and cash equivalents at beginning of year	10,396	10,920	7,608

Cash and cash equivalents at end of year	$12,171	$10,396	$10,920

SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s non-cash investing and financing activities were as follows:

Leased asset additions and related obligations	$95,730	$113,958	$131,316

Acquisitions:
Fair value of assets acquired	—	—	$1,951,004
Cash paid	—	—	481,861
Common stock issued	—	—	457,502
Liabilities assumed	—	—	1,011,641

Interest paid	$184,719	$213,572	$138,415
Income taxes paid	$102,123	$75,226	$245,177

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue and Income Recognition:

Revenues and income from product sales are recognized at the point of sale for retail food and upon shipment of the product for food distribution. Revenues and income from services rendered are recognized immediately after such services have been provided.

Allowances for Losses on Receivables:

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of its allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Reserves for Closed Properties:

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. Calculating the estimated losses requires significant judgments and estimates to be made by management. The Company’s reserves for closed properties could be materially affected by factors such as the extent of interested buyers, its ability to secure subleases, the creditworthiness of sublessees and the Company’s success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property. While management believes the current estimates of reserves on closed properties are adequate, it is possible that changes in events could cause changes in the Company’s assumptions, requiring additional reserves to be recorded.

LIFO and Retail Inventory Method:

Inventories are stated at the lower of cost or market. Cost is determined through use of the last-in, first-out (LIFO) method for food distribution or the retail LIFO method, as applicable. Under the retail LIFO method, otherwise referred to as the retail inventory method (RIM), the valuation of inventories are at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The Company utilizes LIFO or the retail LIFO method to value approximately 69.8 percent and 75.5 percent of the Company’s consolidated inventories for fiscal 2002 and 2001, respectively. The first-in, first-out method (FIFO) is used to determine cost for some of the remaining highly consumable inventories. Market is replacement value. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $140.8 million at February 23, 2002 and $140.6 million at February 24, 2001.

Reserves for Self Insurance:

The Company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the Company’s policy to record its self insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning workers’ compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, are based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, 3 to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $5.7, $8.1 and $4.8 million was capitalized in fiscal years 2002, 2001 and 2000, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets:

Under existing accounting rules, goodwill and other intangible assets are amortized on a straight-line basis over an estimated useful life, or if no useful life is determinable, over a period no greater than 40 years. Through fiscal 2002, the recoverability of goodwill is assessed by determining whether the goodwill balance can be recovered through projected undiscounted cash flows and operating results over its remaining life. Impairment of the asset would be recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. Goodwill is shown net of accumulated amortization of $218.5 million and $171.3 million in fiscal 2002 and 2001, respectively.

In fiscal 2003, SFAS No. 142, “Goodwill and Other Intangible Assets” will become effective for the Company and as a result, the Company will cease to amortize goodwill and other intangibles deemed to have indefinite lives. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill and other intangibles in fiscal 2003 and an annual impairment review thereafter. The Company expects to complete its initial review prior to the end of the first quarter of fiscal 2003. Other intangible assets with determinable lives will continue to be amortized over their respective useful lives and will also be subject to annual impairment testing based on estimated fair value.

Retirement Plans:

The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the obligation and expense for these plans is dependent on management’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Retirement Plans footnote to the consolidated financial statements and include the discount rate, expected long-term rate of return on plan assets, and rates of increases in compensation and healthcare costs. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

Financial Instruments:

The Company has only limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The derivatives used have included interest rate caps, collars and swap agreements. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. At fiscal year end 2001, the Company had two interest rate swap agreements in place which either exchanged a floating rate payment obligation for a fixed rate payment obligation, or exchanged a fixed rate payment obligation for a floating rate payment obligation.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” became effective for the Company on February 25, 2001. At that date, the Company’s interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liability of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.7 million, and a deferred tax liability of $5.0 million. On July 6, 2001, the swaps were terminated, which had no material impact to the Company’s consolidated financial statements.

Fair Value Disclosures of Financial Instruments:

The estimated fair value of notes receivable approximates the net carrying value at February 23, 2002 and February 24, 2001. Notes receivable are valued based on comparisons to publicly traded debt instruments of similar credit quality.

The estimated fair market value of the Company’s long-term debt (including current maturities) was in excess of the carrying value by approximately $64.0 million at February 23, 2002, and was less than the carrying value by approximately $43.3 million at February 24, 2001. The estimated fair value was based on market quotes, where available, discounted cash flows and market yields for similar instruments. The estimated fair market value of the Company’s commercial paper and bank borrowings outstanding as of February 24, 2001 approximated the carrying value.

Advertising Costs:

Advertising costs are expensed as incurred.

Stock-based Compensation:

The Company uses the “intrinsic value-based method” for measuring the cost of compensation paid in Company common stock. This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay.

Net Earnings Per Share:

Basic earnings per share (EPS) is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been exercised.

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

Reclassifications:

Certain reclassifications have been made to the prior year’s financial statements to conform to the fiscal 2002 presentation. These reclassifications did not affect results of operations previously reported.

RICHFOOD ACQUISITION

On August 31, 1999, the Company acquired, in a merger, all of the outstanding common stock of Richfood Holdings, Inc. (Richfood), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase. The Company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million, paid $443 million in cash for the common stock of Richfood and assumed approximately $685 million of debt in conjunction with the acquisition. In addition, the Company repaid approximately $394 million of outstanding Richfood debt, leaving approximately $291 million outstanding immediately after the acquisition. The allocation of the consideration paid for Richfood to the consolidated assets and liabilities is based on estimates of their respective fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 billion is being amortized on a straight-line basis over 40 years. Beginning in fiscal 2003, goodwill will no longer be amortized and will instead be periodically evaluated for impairment. The results of Richfood’s operations since August 31, 1999 have been included in the Company’s consolidated financial statements.

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

	2000
	(In thousands, except per share data)
Net sales	$22,309,061
Net earnings	$261,406	(a)
Net earnings per common share—diluted	$1.87	(a)

(a)	Amounts include a net gain of $10.9 million or $0.08 per diluted share from the gain on the sale of Hazelwood Farms Bakeries and from restructure charges.

RESTRUCTURE AND OTHER CHARGES

In the fourth quarter of fiscal 2002, the Company identified additional efforts that will allow it to extend its distribution efficiency program begun early in fiscal 2001 and adjusted prior years’ restructure reserves for changes in estimates primarily related to real estate, as a result of a softening real estate market. The additional distribution efficiency initiatives identified in fiscal 2002 primarily relate to personnel reductions in transportation and administrative functions. The total pretax restructure charges were $46.3 million, of which $16.3 million is related to additional efficiency efforts, $17.8 million is related to changes in estimates for the fiscal 2001 restructure reserve and $12.2 million is related to changes in estimates for the fiscal 2000 restructure reserve.

Included in the $16.3 million of restructure charges for fiscal 2002 is $13.1 million related to severance and employee related costs and $3.2 million related to lease cancellation fees. These actions include a net reduction of approximately 800 employees throughout the organization. Management will begin the initiatives in fiscal 2003 and expects the majority of these actions to be completed by the end of fiscal 2003.

In the fourth quarter of fiscal 2001, the Company recorded pretax restructure charges of $171.3 million including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 restructure reserve of $10.3 million for lease subsidies and future payments on exited leased facilities. As a result

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of changes in estimates in fiscal 2002, the fiscal 2001 charges were increased by $17.8 million, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers.

Details of the fiscal 2001 restructure balances for fiscal 2002 follow:

	Balance February 24, 2001	Fiscal 2002 Usage	Fiscal 2002 Adjustment	Balance February 23, 2002
	(In thousands, except for employees)
Consolidation of distribution centers	$41,499	$14,134	$(1,303)	$26,062
Exit of non-core retail markets	33,735	26,829	15,235	22,141
Disposal of non-core assets and other administrative reductions	16,619	12,782	3,911	7,748

Total restructure and other charges	$91,853	$53,745	$17,843	$55,951

Employees	4,500	3,200	(550)	750

The reserve at the end of fiscal 2002 for fiscal 2001 restructure charges was $56.0 million, including $50.0 million for lease subsidies, lease terminations and future payments on exited leased facilities and $6.0 million for employee related costs.

In fiscal 2000, the Company recorded pretax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. The restructure charges included costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions. The original amount was reduced by $10.3 million in fiscal 2001, primarily for a change in estimate for the closure of a remaining facility. The amount was subsequently increased $12.2 million in fiscal 2002, primarily due to the softening real estate market.

Details of the fiscal 2000 restructure balances for fiscal 2002 follow:

	Balance February 24, 2001	Fiscal 2002 Usage	Fiscal 2002 Adjustment	Balance February 23, 2002
	(In thousands, except for employees)
Facility consolidation	$11,472	$8,481	$10,247	$13,238
Non-core store disposal	4,404	2,754	2,961	4,611
Infrastructure realignment	1,980	854	(984)	142

Total restructure and other charges	$17,856	$12,089	$12,224	$17,991

Employees	463	463	—	—

The reserve at the end of fiscal 2002 for fiscal 2000 restructure charges was $18.0 million, including $14.9 million for future payments on exited leased facilities and $3.1 million for unpaid employee benefits.

NOTES RECEIVABLE

Notes receivable arise from financing activities with affiliated retail food customers. Loans to affiliated retailers, as well as trade accounts receivable, are primarily collateralized by the retailers’ inventory, equipment and fixtures. The notes range in length from 1 to 20 years with an average term of 7 years, and may be non-interest bearing or bear interest at rates ranging from 5 to 11 percent.

Included in current receivables are notes receivable due within one year, net of allowance for losses, of $23.9 and $25.1 million at February 23, 2002 and February 24, 2001, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBT
	February 23, 2002	February 24, 2001
	(In thousands)
7.8% promissory note due fiscal 2003	$300,000	$300,000
7.625% promissory note due fiscal 2005	250,000	250,000
7.875% promissory note due fiscal 2010	350,000	350,000
8.875% promissory note due fiscal 2023	100,000	100,000
9.75% senior notes, $168,850 face amount due fiscal 2005	174,098	178,111
6.23%-6.69% medium-term notes due fiscal 2006-2007	103,500	103,500
Zero-coupon convertible debentures	216,345	—
Variable rate to 7.125% industrial revenue bonds	71,530	74,526
8.28%-9.96% promissory notes due fiscal 2004-2010	32,420	37,648
7.78%, 8.02%, and 8.57% obligations with quarterly payments of principal and interest due fiscal 2005 through 2007	59,845	60,000
Other debt	10,956	13,762

	1,668,694	1,467,547

Less current maturities	326,266	23,171

Long-term debt	$1,342,428	$1,444,376

Aggregate maturities of long-term debt during the next five fiscal years are:
		(In thousands)
2003		$326,266
2004		31,857
2005		440,297
2006		62,826
2007		73,112

The debt agreements contain various financial covenants including maximum permitted leverage, minimum coverage and asset coverage ratios as defined in the Company’s debt agreements. The Company has met the financial covenants under the debt agreements as of February 23, 2002.

On February 28, 2000, the Company exercised its option to prepay $88.5 million of variable rate debt. Also during fiscal year 2001, $57.5 million in medium term notes matured. On December 26, 2000 and February 23, 2001, the Company issued $40 million and $20 million of five year debt with quarterly payments of principal and interest at 7.78% and 8.02%, respectively. On May 30, 2001, the Company issued $10 million of five-year debt with quarterly payments of principal and interest at 8.57%. The proceeds from these issuances were used to reduce other short-term debt.

On August 16, 2001, the Company entered into an accounts receivable securitization program, under which the Company can borrow up to $200 million on a revolving basis, with borrowings secured by eligible accounts receivable. As of February 23, 2002, the Company had no borrowings outstanding under this program.

In November 2001, the Company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811 million. The proceeds from the offering, net of approximately $5 million of expenses, were $208 million. The debentures mature in 30 years and are callable at the Company’s option on or after October 1, 2006. Holders may require the Company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006, or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. The debentures will generally be convertible if the closing price of the Company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, set initially at $33.20 per share for the quarter ended February 23, 2002, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the Company’s common stock will be issued per $1,000 debenture. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. The Company may pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for the debentures.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has periodically entered into short-term credit agreements having tenors of three to nine months. The Company had $215 million in credit facilities under such agreements with rates tied to LIBOR plus 0.310 to 0.515 percent at February 24, 2001. There were no borrowings outstanding under these credit facilities at February 24, 2001. As of February 23, 2002 and February 24, 2001, total commercial paper outstanding was $0 and $327 million, respectively, with a weighted average interest rate of 6.4 percent at February 24, 2001.

The Company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes and for the issuance of letters of credit. A $400 million revolving credit agreement expires in October 2002 and a $300 million 364-day agreement expires in August 2002. Both credit facilities have rates tied to LIBOR plus 0.650 to 1.400 percent, based on the Company’s credit ratings. Outstanding borrowings under the revolving credit facilities for February 23, 2002 and February 24, 2001 were $0 and $250 million, respectively, and are reflected in Notes Payable on the consolidated balance sheet. As of February 23, 2002, letters of credit under the facilities were $122 million and the unused available credit under these facilities was $578 million.

LEASES

Capital and operating leases:

The Company leases certain retail food stores, food distribution warehouses and office facilities. Many of these leases include renewal options, and to a limited extent, include options to purchase. Amortization of assets under capital leases was $31.6, $33.3 and $27.0 million in fiscal 2002, 2001 and 2000, respectively. Future minimum obligations under capital leases in effect at February 23, 2002 are as follows:

Lease Obligations
(In thousands)
Fiscal Year
2003	$64,265
2004	63,251
2005	62,872
2006	61,877
2007	62,196
Later	618,941

Total future minimum obligations	933,402
Less interest	443,226

Present value of net future minimum obligations	490,176
Less current obligations	23,062

Long-term obligations	$467,114

The present values of future minimum obligations shown are calculated based on interest rates ranging from 6.7 percent to 13.8 percent, with a weighted average rate of 8.3 percent, determined to be applicable at the inception of the leases.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to its capital leases, the Company is obligated under operating leases, primarily for buildings, warehouses and computer equipment. Future minimum obligations under operating leases in effect at February 23, 2002 are as follows:

Lease Obligations
(In thousands)
Fiscal Year
2003	$136,826
2004	122,144
2005	106,220
2006	91,884
2007	81,985
Later	457,669

Total future minimum obligations	$996,728

The Company is party to synthetic leasing programs for two of its major warehouses. The leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases”. For additional information on synthetic leases, refer to the footnote on Commitments, Contingencies and Off-Balance Sheet Arrangements.

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $100.7, $88.4 and $61.5 million in fiscal 2002, 2001 and 2000, respectively.

Future minimum receivables under operating leases and subleases in effect at February 23, 2002 are as follows:

	Owned Property	Leased Property	Total
	(In thousands)
Fiscal Year
2003	$2,893	$20,110	$23,003
2004	2,714	16,523	19,237
2005	2,620	13,815	16,435
2006	2,338	10,705	13,043
2007	2,158	8,459	10,617
Later	10,703	27,626	38,329

Total future minimum receivables	$23,426	$97,238	$120,664

Owned property under operating leases is as follows:

	February 23, 2002	February 24, 2001
	(In thousands)

Land, buildings and equipment	$42,343	$44,946
Less accumulated depreciation	19,435	20,911

Net land, buildings and equipment	$22,908	$24,035

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct financing leases:

Under direct financing capital leases, the Company leases buildings on behalf of independent retailers with terms ranging from 5 to 20 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 23, 2002 are as follows:

	Direct Financing Lease Receivables	Capital Lease Obligations
	(In thousands)
Fiscal Year
2003	$12,821	$12,714
2004	11,748	11,706
2005	10,794	10,771
2006	10,046	10,025
2007	9,407	9,511
Later	57,366	56,494

Total minimum lease payments	112,182	111,221
Less unearned income	36,670	—
Less interest	—	37,810

Present value of net minimum lease payments	75,512	73,411
Less current portion	6,960	7,080

Long-term portion	$68,552	$66,331

INCOME TAXES

The provision for income taxes consists of the following:

	2002	2001	2000
	(In thousands)
Current
Federal	$54,034	$96,022	$187,788
State	8,524	15,450	38,245
Tax credits	(750)	(600)	(479)
Deferred
Restructure and other items	18,590	(63,452)	(31,678)
Other	57,770	24,972	10,637

Total provision	$138,168	$72,392	$204,513

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

	2002	2001	2000
	(In thousands)
Federal taxes based on statutory rate	$120,296	$54,025	$156,609
State income taxes, net of federal benefit	11,961	5,267	19,196
Nondeductible goodwill	15,439	22,354	11,118
Asset sale basis difference	—	—	24,238
Audit settlements	(4,583)	(6,539)	—
Other	(4,945)	(2,715)	(6,648)

Total provision	$138,168	$72,392	$204,513

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences which give rise to significant portions of the net deferred tax (liability) asset as of February 23, 2002 and February 24, 2001 are as follows:

	2002	2001
	(In thousands)
Deferred tax assets:
Restructure and other items	$90,207	$108,797
Net operating loss from acquired subsidiaries	42,131	48,193
Provision for obligations to be settled in future periods	133,013	133,647
Inventories	11,062	14,175
Other	25,127	31,022

Total deferred tax assets	301,540	335,834

Deferred tax liabilities:
Depreciation and amortization	(76,381)	(76,181)
Acquired assets adjustment to fair values	(54,842)	(48,439)
Tax deductions for benefits to be paid in future periods	(145,086)	(114,574)
Other	(71,994)	(67,043)

Total deferred tax liabilities	(348,303)	(306,237)

Net deferred tax (liability) asset	$(46,763)	$29,597

The Company currently has net operating loss (NOL) carryforwards from acquired companies of $104.1 million for tax purposes, which expire beginning in 2005 and continuing through 2018.

Temporary differences attributable to obligations to be settled in future periods consist primarily of accrued postretirement benefits and vacation pay, and other expenses that are not deductible for income tax purposes until paid.

STOCK OPTION PLANS

The Company’s 1997, 1993 and SUPERVALU/Richfood 1996 stock option plans allow the granting of non-qualified stock options and incentive stock options to key salaried executive employees at prices not less than 100 percent of fair market value, determined by averaging the open and close price on the date of grant. The Company’s 1983 plan no longer allows granting of stock options, but outstanding options remain to be exercised. On August 31, 1999 the Company acquired Richfood, and in connection therewith assumed all outstanding options and shares available for grant related to existing Richfood stock option plans, based on the exchange factor set forth in the merger agreement. In February 2000, the Board of Directors reserved an additional 3.0 million shares for issuance under stock option plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the Committee) may determine at the time of granting whether each option granted will be a non-qualified or incentive stock option under the Internal Revenue Code. The term of each option will be determined by the Board of Directors or the Committee, but shall not be for more than 10 years from the date of grant. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee, may determine.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the options are as follows:

	Shares	Weighted Average Price per Share
	(In thousands)

Outstanding, February 27, 1999	7,916	$18.26
Richfood acquisition	1,030	24.30
Granted	3,458	28.73
Exercised	(562)	14.76
Canceled and forfeited	(100)

Outstanding, February 26, 2000	11,742	$22.01
Granted	4,243	15.15
Exercised	(509)	15.72
Canceled and forfeited	(1,066)

Outstanding, February 24, 2001	14,410	$20.26
Granted	1,215	17.32
Exercised	(1,781)	15.82
Canceled and forfeited	(677)

Outstanding, February 23, 2002	13,167	$20.69

The outstanding stock options at February 23, 2002 have exercise prices ranging from $6.93 to $40.00 and a weighted average remaining contractual life of 6.28 years. Options to purchase 8.3 and 8.2 million shares were exercisable at February 23, 2002 and February 24, 2001, respectively. These options have a weighted average exercise price of $19.11 and $18.61, respectively. Option shares available for grant were 1.9 and 2.4 million at February 23, 2002 and February 24, 2001, respectively. The Company has reserved 15.1 million shares, in aggregate, for the plans.

As of February 23, 2002, limited stock appreciation rights have been granted and are outstanding under the 1978, 1989 and 1993 Stock Appreciation Rights Plans. Such rights relate to options granted to purchase 2.9 million shares of common stock and are exercisable only upon a “change in control.”

No compensation cost has been recognized for options issued under the stock option plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2002, 2001 and 2000 net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2001	2000
	(In thousands, except per share amounts)
Net earnings
As reported	$205,535	$81,965	$242,941
Pro forma	200,034	74,071	237,381
Earnings per share—diluted
As reported	$1.53	$0.62	$1.87
Pro forma	1.49	0.56	1.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2002	2001	2000
Assumptions
Dividend yield	2.00%	2.00%	2.00%
Risk free interest rate	4.23%	4.83%	6.57%
Expected life	4.5 years	5 years	5 years
Expected volatility	32.50%	30.40%	21.97%
Estimated fair value of options granted per share	$4.85	$4.37	$6.20

TREASURY STOCK PURCHASE PROGRAM

In August 1996, the Board of Directors authorized a treasury stock purchase program under which the Company is authorized to repurchase up to 10.0 million shares for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company’s stock. In December 1999, the Board of Directors authorized a treasury stock purchase program under which the Company is authorized to purchase up to $140.0 million of the Company’s common stock. In fiscal 2000, the Company repurchased 0.8 million shares at an average cost of $22.66 under the August 1996 program and 5.9 million shares at an average cost of $17.86 under the December 1999 program. In fiscal 2001, the Company repurchased an additional 0.8 million shares under the August 1996 program at an average cost of $15.92 per share. In fiscal 2001, the Company completed the December 1999 program with the repurchase of an additional 2.1 million shares at an average cost of $16.86 per share for a total cost of $140.0 million. In fiscal 2002, the Company completed the 1996 stock repurchase program by purchasing 0.2 million shares at an average cost of $19.97 per share. In fiscal 2002, the Board of Directors authorized a treasury stock purchase program under which the Company is authorized to purchase up to 5.0 million shares for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company’s stock. In fiscal 2002, the Company repurchased 1.3 million shares at an average cost of $22.16 per share under the 2002 program.

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

	2002	2001	2000
	(In thousands, except per share amounts)
Earnings per share—basic
Earnings available to common shareholders	$205,535	$81,965	$242,941
Weighted average shares outstanding	132,940	132,251	129,162

Earnings per share—basic	$1.55	$0.62	$1.88

Earnings per share—diluted
Earnings available to common shareholders	$205,535	$81,965	$242,941
Weighted average shares outstanding	132,940	132,251	129,162
Dilutive impact of options outstanding	1,038	578	928

Weighted average shares and potential dilutive shares outstanding	133,978	132,829	130,090

Earnings per share—diluted	$1.53	$0.62	$1.87

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed mortgage loan and other debt obligations of $6.7 million. The Company has also guaranteed the leases and fixture financing loans of various affiliated retailers with a present value of $174.8 million and $33.7 million, respectively.

On December 4, 1998, the Company entered into an agreement to sell notes receivable to a special purpose entity, which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to acquire qualifying notes receivable from the Company and sell them to a third party. No notes have been sold since February 29, 2000. Assets and related debt off-balance sheet were $27.0 million at February 23, 2002 and $46.4 million at February 24, 2001. At February 23, 2002, the Company’s limited recourse with respect to notes sold was $12.1 million.

The Company is party to synthetic leasing programs for two of its major warehouses. At the expiration of each lease, the Company has the option to either renew the lease if agreed to through negotiations with the applicable third party, purchase the property based on a fixed purchase price as established in the original agreement, or remit a contingent rental payment to the applicable third party. The two synthetic leases expire in fiscal 2004 and fiscal 2005. The synthetic lease that expires in fiscal 2004 has a renewal option available through fiscal 2009, an approximate purchase option of $60 million or a contingent rental liability of $50 million. The synthetic lease that expires in fiscal 2005 has a renewal option available through fiscal 2007, an approximate purchase option of $25 million or a contingent rental liability of $20 million. At February 23, 2002, the estimated market value of the properties underlying these leases equals or exceeds the purchase option and the contingent rental liability.

The Company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated statement of earnings or consolidated financial position.

RETIREMENT PLANS

Substantially all non-union employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension or profit sharing plans. The Company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements.

Contributions under the defined contribution 401(k) and profit sharing plans are determined at the discretion of the Board of Directors and were $16.1, $11.9 and $14.1 million for fiscal 2002, 2001 and 2000, respectively.

Amounts charged to union pension expense were $38.4, $42.7 and $39.3 million for fiscal 2002, 2001 and 2000, respectively.

Benefit calculations for the Company’s defined benefit pension plans are based on years of service and the participants’ highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding both equity and fixed income securities.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for certain retired employees. Certain employees become eligible for these benefits upon meeting certain age and service requirements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the changes in benefit obligations and plan assets, a reconciliation of the accrued benefit costs and total benefit costs for the fiscal years for the Company’s defined benefit pension plans and other postretirement plans:

	Pension Benefits		Other Benefits
	February 23, 2002	February 24, 2001	February 23, 2002	February 24, 2001
	(In thousands)
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year	$412,517	$379,154	$86,246	$72,061
Service cost	17,487	16,217	1,902	2,000
Interest cost	31,163	28,859	6,031	5,407
Plan amendments	—	319	(8,294)	—
Actuarial loss	25,544	11,174	22,396	11,736
Benefits paid	(19,941)	(23,206)	(4,594)	(4,958)

Benefit obligations at end of year	$466,770	$412,517	$103,687	$86,246

CHANGES IN PLAN ASSETS
Fair value of plan assets at beginning of year	$409,685	$392,374	$—	$—
Actual return on plan assets	(11,845)	27,897	—	—
Company contributions	18,135	12,620	3,424	2,650
Plan participants’ contributions	—	—	4,594	4,958
Benefits paid	(19,941)	(23,206)	(8,018)	(7,608)

Fair value of plan assets at end of year	$396,034	$409,685	$—	$—

RECONCILIATION OF PREPAID (ACCRUED) COST
Funded status	$(70,736)	$(2,832)	$(103,687)	$(86,246)
Accrued contribution	3,000	3,264	—	—
Unrecognized net loss	110,236	32,145	43,302	21,621
Unrecognized prior service cost	(148)	(306)	(7,938)	(1,164)

Prepaid (accrued) cost	$42,352	$32,271	$(68,323)	$(65,789)

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
	(In thousands)
NET BENEFIT COSTS FOR THE FISCAL YEAR
Service cost	$17,487	$16,217	$15,991	$1,902	$2,000	$2,040
Interest cost	31,163	28,859	23,657	6,031	5,407	4,915
Expected return on plan assets	(41,386)	(38,231)	(31,928)	—	—	—
Amortization of:
Unrecognized net loss	—	—	192	715	167	509
Unrecognized prior service cost	(159)	(159)	(187)	(736)	(271)	(262)
Unrecognized net obligation	—	(306)	63	—	—	—

Net benefit costs for the fiscal year	$7,105	$6,380	$7,788	$7,912	$7,303	$7,202

In July 2001, the Company amended its postretirement health care and life insurance benefit plan, making changes to plan eligibility, benefit coverage, and premium subsidization. This amendment resulted in a decrease in the plan’s benefit obligation of approximately $8.3 million in fiscal 2002.

For both the pension and the postretirement benefit calculations, the weighted-average discount rate used was 7.25 percent and 7.75 percent for fiscal 2002 and 2001, respectively, the expected return on plan assets used was 10.0 percent for both fiscal 2002 and 2001, and the rate of compensation increase was 3.5 percent and 4.0 percent for fiscal 2002 and 2001, respectively.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0 percent in fiscal 2002 and 6.0 percent in fiscal 2001. The assumed health care cost trend rate will decrease by one percent each year for the next five years until it reaches the ultimate trend rate of 5.0 percent. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a one percent increase in the trend rate would increase the

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated postretirement benefit obligation by $7.7 and $10.1 million in fiscal 2002 and 2001, respectively, and the net periodic cost by $0.6 and $1.0 million in fiscal 2002 and 2001, respectively. In contrast, a one percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $7.2 and $7.7 million in fiscal 2002 and 2001, respectively, and the net periodic cost by $0.5 and $0.8 million in fiscal 2002 and 2001, respectively.

The Company also maintains non-contributory, unfunded pension plans to provide certain employees with pension benefits in excess of limits imposed by federal tax law. The projected benefit obligation of the unfunded plans was $18.8 and $21.0 million at February 23, 2002 and February 24, 2001, respectively. The accumulated benefit obligation of these plans totaled $14.2 and $17.0 million at February 23, 2002 and February 24, 2001, respectively. Net periodic pension cost was $2.8, $2.2 and $3.5 million for 2002, 2001 and 2000, respectively.

SEGMENT INFORMATION

The Company’s business is classified by management into two reportable segments: Retail Food and Food Distribution. Retail Food operations include three retail formats: extreme value food stores, price superstores and supermarkets. The retail formats include results of food stores owned and results of sales to extreme value food stores licensed by the Company. Food Distribution operations represent the second reportable segment and include results of sales to affiliated food stores, mass merchants, and other logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements and accordingly, are reported on the same basis herein.

The financial information concerning the Company’s continuing operations by reportable segment for the years ended February 23, 2002, February 24, 2001 and February 26, 2000 is contained on page F-4.

SIGNIFICANT CUSTOMER

During fiscal 2002, no single customer accounted for ten percent or greater of net sales or accounts receivable. During fiscal 2001, Kmart represented 10.5 percent of net sales. Receivables outstanding for Kmart at February 24, 2001 were $70.0 million or 11.4 percent. The supply contract with Kmart terminated on June 30, 2001. During fiscal 2000, no single customer accounted for ten percent or greater of net sales or accounts receivable.

SHAREHOLDER RIGHTS PLAN

On April 24, 2000, the Company announced that the Board of Directors adopted a Shareholder Rights Plan under which one preferred stock purchase right will be distributed for each outstanding share of common stock. The rights, which expire on April 12, 2010, are exercisable only under certain conditions, and may be redeemed by the Board of Directors for $0.01 per right. The plan contains a three-year independent director evaluation provision whereby a committee of the Company’s independent directors will review the plan at least once every three years. The rights become exercisable, with certain exceptions, after a person or group acquires beneficial ownership of 15 percent or more of the outstanding voting stock of the Company.

Unaudited Quarterly Financial Information
(In thousands, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	Fiscal Year Ended February 23, 2002
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$6,931,568	$4,715,257	$4,610,293	$4,651,404	$20,908,522
Gross profit	770,892	593,573	593,580	642,503	2,600,548
Net earnings	59,417	52,145	59,044	34,929	205,535
Net earnings per common share—diluted	0.45	0.39	0.44	0.26	1.53
Dividends declared per common share	0.1375	0.1400	0.1400	0.1400	0.5575
Weighted average shares—diluted	132,576	134,249	135,068	134,486	133,978

Note:	Net earnings include after-tax restructure and other items of $35.2 or $0.27 per diluted share.

	Fiscal Year Ended February 24, 2001
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$6,953,393	$5,333,823	$5,420,238	$5,486,825	$23,194,279
Gross profit	748,272	593,737	584,538	632,168	2,558,715
Net earnings	69,965	57,296	47,511	(92,807)	81,965
Net earnings per common share—diluted	0.53	0.43	0.36	(0.70)	0.62
Dividends declared per common share	0.1350	0.1375	0.1375	0.1375	0.5475
Weighted average shares—diluted	133,026	133,096	132,733	132,404	132,829

Note:	Net earnings include after-tax restructure and other items of $153.9 or $1.16 per diluted share.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
SUPERVALU INC:

Under date of April 3, 2002, we reported on the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 23, 2002 and February 24, 2001, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 23, 2002, which are included in the annual report on Form 10-K for the 2002 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Minneapolis, Minnesota
April 3, 2002

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of year	Additions(A)	Deductions	Balance at end of year
Allowance for doubtful accounts:
Year ended:
February 23, 2002	$22,750,000	13,536,000	13,345,000	$22,941,000
February 24, 2001	22,383,000	11,839,000	11,472,000	22,750,000
February 26, 2000	11,063,000	15,506,000	4,186,000	22,383,000

Allowance for notes receivable accounts:
Year ended:
February 23, 2002	$18,449,000	6,362,000	5,935,000	18,876,000
February 24, 2001	15,500,000	11,268,000	8,319,000	18,449,000
February 26, 2000	7,904,000	9,374,000	1,778,000	15,500,000

Closed properties reserves:
Year ended:
February 23, 2002	$83,756,000	22,428,000	14,554,000	91,630,000
February 24, 2001	40,711,000	55,323,000	12,278,000	83,756,000
February 26, 2000	25,493,000	26,870,000	11,652,000	40,711,000

(A)	Certain additions represent reserves related to purchase accounting as a result of acquisitions.

EXHIBIT INDEX

SUPERVALU INC.
ANNUAL REPORT ON FORM 10-K

Exhibit Number	Exhibit

*3(i)	Restated Certificate of Incorporation.

*3(ii)	Restated Bylaws, as amended.

*4.1.	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant.

*4.2.
First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.3.
Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.4.
Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.5.
Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.6.
Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.7.
Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant.

*4.8.
Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise.

*4.9.	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior).

*4.10.	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

*4.11.
Form of Credit Agreement, dated as of October 8, 1997, as amended and restated as of August 16, 2001, among the Registrant, the Lenders named therein, the Chase Manhattan Bank, as Agent, and Bank One, NA, as Syndication Agent.

*10.1.	SUPERVALU INC. 1993 Stock Plan, as amended.

*10.2.	SUPERVALU INC. 1978 Stock Appreciation Rights Plan, as amended.

Exhibit Number	Exhibit

*10.3.	SUPERVALU INC. Executive Incentive Bonus Plan.

*10.4.	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended.

*10.5.	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

*10.6.	SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

*10.7.	SUPERVALU INC. ERISA Excess Benefit Plan Restatement, as amended.

*10.8.	SUPERVALU INC. Deferred Compensation Plan.

*10.9	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, and Executive Deferred Compensation Plan II.

*10.10.	Amendments to the SUPERVALU INC. Executive Deferred Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II.

*10.11.	Form of Agreement used in connection with the Registrant’s Executive Post-Retirement Survivor Benefit Program.

*10.12.	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant.

*10.13.	SUPERVALU INC. Directors Retirement Program, as amended.

*10.14.	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.15.	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.16.	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.17.	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.18.	SUPERVALU INC. Long-Term Incentive Plan, as amended.

*10.19.	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended.

*10.20.	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended.

*10.21.	SUPERVALU INC. 1997 Stock Plan, as amended.

*10.22.	Split Dollar Life Insurance Agreement for Michael W. Wright and Collateral Assignment of Policy.

10.23.	SUPERVALU/Richfood Stock Incentive Plan, as amended.

*10.24.	Restricted Stock Unit Award Agreement for David L. Boehnen.

*10.25.	Restricted Stock Unit Award Agreement for Pamela K. Knous.

*10.26.	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended.

10.27.	Special Fiscal 2002 Incentive Plan.

10.28.	Letter agreement dated May 21, 2001, providing for post-retirement benefits for Michael W. Wright.

Exhibit Number	Exhibit

12.1.	Ratio of Earnings to Fixed Charges.

21.1.	SUPERVALU INC. Subsidiaries.

23.1.	Consent of KPMG LLP.

24.1.	Power of Attorney.

99(i)	Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act.

*	Incorporated by Reference