Form 10-K/A
period 2000-02-26
SUPERVALU INC
filed 2002-07-30
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 2000 was approximately $2,467,981,870 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on March 31, 2000).

Number of shares of $1.00 par value Common Stock outstanding as of April 1, 2000: 131,469,651

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement filed for Registrant’s 2000 Annual Meeting of Stockholders are incorporated into Part III, as specifically set forth in Part III.

SUPERVALU announced in late June, 2002 that the Company had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $1.2 million and net earnings per share-diluted by $0.01 for the fiscal year ended February 26, 2000. The consolidated financial statements as of and for the fiscal year ended February 26, 2000 and notes thereto included in this amended Annual Report on Form 10-K have been restated to include the effects of the corrections of these misstatements.

This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2000 amends and restates those items of the Form 10-K originally filed on April 26, 2000 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see “Notes to Consolidated Financial Statements—Restatement” included in Part II, Item 8.

PART I

ITEM 1.    BUSINESS

General Development

SUPERVALU is the nation’s 10th largest supermarket retailer and largest food distributor based on revenues. SUPERVALU conducts its retail operations under three principal store formats: price superstores, under such retail banners as Cub Foods, Shop `n Save, Shoppers Food Warehouse, Metro and biggs; limited assortment stores, under the retail banner Save-A-Lot; and combination food and drug stores, under such retail banners as, Farm Fresh, Laneco, Hornbachers and Scott’s Foods. SUPERVALU also sells food and non-food products at wholesale throughout the United States to retail food stores, mass merchants and through other logistics arrangements. As of the close of the fiscal year, the Company conducted its retail operations through 1,117 retail food stores, including 662 licensed limited assortment stores. In addition, as of the close of the fiscal year, the Company was affiliated with 6,100 retail food stores in 48 states as the primary supplier of approximately 3,500 stores and a partial supplier of approximately 2,600 stores.

SUPERVALU continues to focus on its retail food and food distribution operations. SUPERVALU’s plans include growing its retail operations through new store development and acquisitions, and increasing efficiencies in its food distribution operations while participating in the consolidation of the food distribution industry. On August 31, 1999, SUPERVALU acquired all of the outstanding common stock of Richfood Holdings, Inc. (“Richfood”), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The transaction, valued at approximately $1.5 billion, including the assumption of $685 million of Richfood debt, added 102 retail food stores and a distribution network to provide a platform to expand its operations in the Mid-Atlantic. During fiscal 2000, the Company also added 72 retail stores through new store development and other acquisitions, including 32 licensed limited assortment stores. In addition, SUPERVALU commenced operations of a new regional distribution facility for fast moving products, in Minneapolis, Minnesota. On May 22, 1999, the Company sold Hazelwood Farms Bakeries, a non-strategic asset, in a transaction that resulted in $248.2 million of after-tax cash proceeds.

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

Additional description of the Company’s business is found in Part II, Item 7 and Item 7A of this report.

Financial Information About Industry Segments

In fiscal 2000, the Company changed the way it reports its operating segments in order to align its financial results with the strategic focus of the Company. Retail food operations include results of food stores owned and limited assortment stores licensed by the Company. Distribution segment results include sales to affiliated food stores, mass merchants, and other logistics arrangements. The financial information about the Company’s industry segments for the three years ended February 26, 2000 is found in a separate section of this report on page F-5. The information for the 1999 and 1998 fiscal years has been restated from the prior years’ presentation in order to conform to the fiscal 2000 presentation.

Retail Food Operations

Overview.    At February 26, 2000, the Company conducted its retail operations through a total of 1,117 retail food stores, including 662 licensed limited assortment stores, under its principal retail formats that include price superstores, limited assortment and combination food and drug. These diverse formats enable the Company to operate in a variety of markets under widely differing competitive circumstances.

Price Superstores.    The Company’s price superstore format focus is on providing value to SUPERVALU customers while offering a convenient one stop shopping opportunity. Most of the Company’s price superstores offer traditional dry grocery departments, along with strong departments for perishables. Our price superstores carry over 30,000 items, and generally range in size from 45,000 to 100,000 square feet with an average size of approximately 68,000 square feet.

At fiscal year end, the Company owned and operated 194 price superstores, 108 of which include pharmacies, under the Cub Foods, Shop ‘n Save, Shoppers Food Warehouse, Metro and biggs’ banners in 14 states. An additional 50 stores are franchised to independent retailers. The Company anticipates opening approximately 20 new price superstores in fiscal 2001.

Private label products are a relatively new focus of SUPERVALU’s price superstore format. The Company is in the process of developing proprietary name branded product. Currently, there are approximately 1,300 items under the Cub Foods brand, and the Company intends on further expanding this offering of products.

Limited Assortment.    The Company operates limited assortment stores under the banner of Save-A-Lot. The Company believes Save-A-Lot is the nation’s leading limited assortment food retailer. Save-A-Lot limited assortment stores typically are approximately 15,000 square feet in size, and stock approximately 1,200 higher volume items that focus on a single size for each product sold. At a Save-A-Lot store, the majority of the products offered for sale are created or control branded product. The specifications for the Save-A-Lot created or controlled branded product emphasize quality and characteristics that the Company believes are comparable to national brands. The Company’s attention to the packaging of Save-A-Lot products has resulted in the Company registering a number of its custom labels.

At fiscal year end, there were 838 limited assortment stores located in 33 states, of which 662 were licensed, which are supplied from 12 Save-A-Lot distribution centers. The Company projects adding approximately 120-160 Save-A-Lot stores in fiscal 2001, including approximately 70-90 licensed stores.

Combination Food and Drug.    The Company’s combination food and drug store format combines a traditional drug store that includes a pharmacy, with a grocery store that has a variety of specialty departments, that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, photo finishing, delicatessen, bakery, and in-store bank. The combination food and drug format offers traditional dry grocery departments along with strong fresh food departments. A typical combination food and drug store carries approximately 40,000 items, and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 48,000 square feet.

At fiscal year-end, the Company operated 85 combination food and drug stores under the Farm Fresh, Laneco, Hornbachers’ and Scott’s Foods banners.

Food Distribution Operations

Overview.    SUPERVALU sells food and non-food products at wholesale and offers a variety of retail support services. At February 26, 2000, the Company was affiliated with approximately 3,500 stores as their primary supplier (in addition to the Company’s price superstores and combination food and drug retail stores) and approximately 2,600 additional stores as a partial supplier. SUPERVALU’s food distribution customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. Such customers include single and multiple store independent operators, regional and national chains, as well as mass merchants and on-line grocers. In September, 1999, SUPERVALU entered into a supply agreement with Kmart Corporation to distribute and replenish an incremental $2.3 billion of Kmart’s grocery related distribution volume annually to 1,350 locations. As of the fiscal year end, no other single customer represented more than two percent (2%) of the Company’s total sales.

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

Distribution of Merchandise.    Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the Company are delivered directly by suppliers to retail stores under programs established by the Company. The Company has implemented a multi-tiered distribution system to create a national logistics network composed of seven marketing regions comprised of 36 wholesale distribution facilities plus two “upstream” regional distribution facilities in Anniston, Alabama and Oglesby, Illinois which handle general merchandise and health and beauty care products. A new “fast moving product” regional distribution center opened in the summer of 1999 in Minneapolis, Minnesota. The Company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers cost of operations.

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

Trademarks

The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP `N SAVE, NEW MARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See “Retail Food Operations—Price Superstore” and “—Limited Assortment,” and “Food Distribution Operations—Products Supplied”. The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

Competition

The Company’s retail food and food distribution businesses are highly competitive and characterized by low profit margins. The Company believes that the success of its retail food and food distribution businesses is dependent upon the ability of the Company’s retail food operations and the independent retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores in a consolidating market. Principal competition comes from local, regional, and national chains under a variety of formats (i.e. supercenters, supermarkets, limited assortment stores, membership warehouse clubs, convenience stores, various formats selling prepared foods, and specialty and discount retailers), as well as from independent food stores. The Company believes that the principal competitive factors that face its owned stores as well as the stores owned by independent retailers it supplies include: the location and image of the store; the price, quality, and variety of product; and the quality and consistency of service. In recent years, a number of companies have emerged that operate retail food and distribution businesses that allow consumers to shop from and receive delivery to their homes using electronic ordering systems. The Company is a supplier to several companies that utilize this business concept.

At the food distribution level, the Company competes directly with a number of food wholesalers. The Company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees, and the location of the store sites and distribution facilities.

Employees

At February 26, 2000, the Company had approximately 67,000 employees. Approximately 29,900 employees are covered by collective bargaining agreements. During fiscal 2000, 21 agreements covering 4,100 employees were re-negotiated without any work stoppage. In fiscal 2001, 19 contracts covering approximately 2,800 employees will expire. The Company believes that it has generally good relationships with its employees.

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

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Any statements in this report regarding SUPERVALU’s outlook for its businesses and their respective markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based of management’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following is a summary of certain factors, the results of which could cause SUPERVALU’s future results to differ materially from those expressed in any forward-looking statements contained in this report:

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

Please refer to Exhibit 99.1 of this report, as filed with the Securities and Exchange Commission, and subsequent reports filed with the Commission, for a more detailed discussion of these and other factors that could cause SUPERVALU’s actual results in future periods to differ materially from those projected in such forward-looking statements.

ITEM 2.    PROPERTIES

Retail Food Operations

The following table is a summary of the corporate retail stores operated by the Company under its principal retail formats as of February 26, 2000:

Retail Format	Banners	Location and Number of Corporate Stores	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
Price Superstore	Cub Foods[1]	Colorado (10), Illinois (25), Indiana (10), Iowa (2), Minnesota (24), Wisconsin (10)	3,018,000	2,665,000

	Shop ’n Save	Illinois (14), Missouri (18), Pennsylvania (20)	404,000	2,191,000

	bigg’s	Colorado (1), Indiana (1), Kentucky (1), Ohio (7)	158,000	1,227,000

	Metro	Delaware (1), Maryland (18)	-0-	1,018,910

	Shoppers Food Warehouse	Maryland (18), Virginia (18)	-0-	1,776,863

Limited Assortment	Save-A-Lot[2]	Arkansas (6), California (22), Connecticut (4), Delaware (5), Florida (43), Illinois (1), Maryland (6), Massachusetts (5), Mississippi (3), Missouri (6), New Jersey (6), Ohio (16), Pennsylvania (20), Rhode Island (3), Tennessee (4), Texas (18), Virginia (8)	130,000	2,369,000

Combination Food and Drug	Farm Fresh	Virginia (38)	29,296	1,641,280

	Laneco	New Jersey (4), Pennsylvania (12)	144,000	1,162,000

	Hornbachers	Minnesota (1), North Dakota (4)	95,000	113,000

	Scott’s Food	Indiana (19)	178,000	780,750

[1]	Excludes 54 Cub Foods stores that are franchised by independent retailers.
[2]	Excludes 662 Save-A-Lot stores that are licensed by independent retailers.

The retail food stores that are leased by the Company generally have a term of 5-25 years plus renewal options.

Food Distribution Operations

The following table lists the principal location and approximate size of the Company’s principal distribution centers and office space utilized in the Company’s food distribution operations as of February 26, 2000:

Region or Division	Location and Number of Distribution Centers	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
Central Region	Indiana (1), Kentucky (1), Ohio (1) Pennsylvania (3), West Virginia (1)	3,594,000	438,000

Midwest Region	Illinois (2), Missouri (3), Wisconsin (2)	2,832,600	1,120,500

Northern Region	Iowa (1), Minnesota (1), North Dakota (2)	3,531,950	0

New England Region	Connecticut (1), Maine (1), Massachusetts (1), New Hampshire (1), Rhode Island (1)	1,040,400	650,000

Northwest Region	Colorado (1), Montana (2), Washington (2)	2,603,000	124,000

Southeast Region	Alabama (2), Florida (1), Georgia (1), Louisiana (1), Mississippi (1)	1,975,000	1,290,000

Richfood Region	Maryland (1), Pennsylvania (5), Virginia (3)	4,339,900	780,200

Save-A-Lot	California (1), Florida (1), Georgia (1), Kentucky (1), Maryland (1), Michigan (1), Missouri (2), New York (1), Ohio (1), Tennessee (1), Texas (1)	1,303,000	1,290,264

Additional Property

The Company’s principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company.

Additional information on the Company’s properties is found in another section of this report on pages F-15 through F-17 in the Note captioned “Leases” of Notes to the Company’s Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company’s present needs and businesses.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2000 to a vote of the security holders of the Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the Company as of April 15, 2000.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the Company
Michael W. Wright	61	Director, Chairman of the Board, President and Chief Executive Officer	1982

David L. Boehnen	53	Executive Vice President	1997	Senior Vice President, Law and External Relations, 1991-1997

William J. Bolton	53	Executive Vice President; and President and Chief Operating Officer—Retail Food Companies	1997

Pamela K. Knous	46	Executive Vice President, Chief Financial Officer	1997

Jeffrey Noddle	53	Executive Vice President; and President and Chief Operating Officer—Wholesale Food Companies	1995	Executive Vice President, Marketing, 1992-1995

Robert W. Borlik	51	Senior Vice President, Chief Information Officer	1999

Kim M. Erickson	46	Senior Vice President, Strategic Planning and Treasurer	1998	Senior Vice President, Finance and Treasurer, 1997-1998; Vice President and Treasurer, 1995-1997

Michael Frank	41	Senior Vice President, Merchandising, Retail Food Companies	1999

Gregory C. Heying	51	Senior Vice President, Distribution	1994

J. Andrew Herring	41	Senior Vice President, Corporate Development and External Relations	1999	Vice President, Corporate Development and External Relations, 1998-1999

Michael L. Jackson	47	Senior Vice President, Operations, Retail Food Companies	1999	President, Northwest Region, 1995-1999

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the Company

W. O’Neill McDonald	56	Senior Vice President, Wholesale Foods	1998	President, Midwest Region, 1995-1998; President, Great Lakes Division, 1992-1995

Ronald C. Tortelli	53	Senior Vice President, Human Resources	1988

Leland J. Dake	43	Vice President, Wholesale Merchandising	1998	Vice President, Corporate Category Management, 1995-1998; Director, Corporate Category Management, 1993-1995

Stephen P. Kilgriff	58	Vice President, Legal Services	2000	Associate General Counsel, 1996-2000, Litigation Director, 1993-1996

E. Wayne Shives	58	Vice President, Employee Relations	1993

Sherry M. Smith	38	Vice President, Controller, Corporate	1998	Assistant Corporate Controller, 1996-1998; Director, Finance and Accounting/Advantage, 1995-1996; Director, Financial Reporting, 1993-1995

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

Mr. Bolton was elected Executive Vice President and President and Chief Operating Officer, Retail Food Companies in October 1997. Mr. Bolton was Chairman and Chief Executive Officer of Bruno’s, Inc. (a retail grocery company) from 1995 to 1997; Chief Operating Officer—Markets at American Stores, Inc. (a retail grocery company) from February 1995 to August 1995; and Executive Vice President of American Stores, Inc. and General Manager of Jewel Osco (Chicago) from February 1994 to February 1995. On February 2, 1998, Bruno’s, Inc. and its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Ms. Knous was elected Executive Vice President and Chief Financial Officer of the Company in September 1997. From December 1995 to 1997, Ms. Knous was Executive Vice President, Chief Financial Officer and Treasurer of The Vons Companies, Inc. (“Vons”, a retail grocery company); from May 1995 to December 1995 she was Executive Vice President and Chief Financial Officer of Vons; and from July 1994 to May 1995 she served as Senior Vice President and Chief Financial Officer of Vons.

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

Mr. Frank was elected Senior Vice President, Merchandising, Retail Food Companies, in March 1999. From 1997 to 1999, Mr. Frank was Senior Vice President, Sales and Merchandising, of Rainbow Foods (a retail grocery company and division of Fleming Companies, Inc.). From 1995 to 1997, he was Vice President, Merchandising, of Ralph’s Grocery Company (a retail grocery company), and from 1994 to 1995, he was Director, Merchandising, of Ralph’s Grocery Company.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 1, 2000, there were 131,469,651 shares of common stock outstanding. At that date, there were 7,559 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to sales price for the Company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 below. The information called for by Item 5 as to restrictions on the payment of dividends by the Registrant is found in a separate section of this report on page F-13 in the Note captioned “Notes Receivable” of the Notes to Consolidated Financial Statements.

During the fiscal year ended February 26, 2000, the Company issued 50,500 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The information called for by Item 6 is found in a separate section of this report on page F-1 See “Index of Selected Financial Data, Financial Statements and Schedules.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FINANCIAL REVIEW

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of February 26, 2000 and for the fiscal year then ended.

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $1.2 million and net earnings per share – diluted by $0.01 for the fiscal year ended February 26, 2000. The consolidated financial statements as of February 26, 2000 and for the fiscal year ended February 26, 2000 and notes thereto included in this amended Annual report on Form 10-K have been restated to include the effects of the corrections of these misstatements.

RESULTS OF OPERATIONS

In fiscal 2000, the company achieved record sales of $20.3 billion compared to $17.4 billion last year. Net earnings for fiscal 2000 were $241.7 million, and diluted earnings per share were $1.86. After excluding the net gain from the sale of Hazelwood Farms Bakeries and from restructuring and other charges, fiscal 2000 net earnings were $230.7 million, and diluted earnings per share were $1.77. The results of operations include the impact from the Richfood acquisition and the results of its operations from August 31, 1999. Net earnings for fiscal 1999 were $191.3 million, and diluted earnings per share were $1.57. The following table sets forth items from the company’s Consolidated Statements of Earnings:

	Fiscal Year Ended
	Restated February 26, 2000 (52 weeks)		February 27, 1999 (52 weeks)		February 28, 1998 (53 weeks)
	(In millions)
Net sales	$20,339.1	100.0%	$17,420.5	100.0%	$17,201.4	100.0%
Cost of sales	18,113.4	89.0	15,620.1	89.7	15,430.7	89.7
Selling and admin expenses	1,705.0	8.4	1,382.2	7.9	1,365.3	7.9
Gain on sale of Hazelwood Farms	(163.7)	(0.8)	—	—	—	—
Restructuring and other charges	103.6	0.5	—	—	—	—
Interest expense	154.5	0.8	124.1	0.7	133.6	0.8
Interest income	(19.1)	(0.1)	(22.2)	(0.1)	(19.6)	(0.1)
Equity in earnings and gain on sale of ShopKo	—	—	—	—	(93.4)	(0.5)

Earnings before income taxes	445.4	2.2	316.2	1.8	384.8	2.2
Income taxes	203.7	1.0	124.9	0.7	154.0	0.9

Net earnings	$241.7	1.2%	$191.3	1.1%	$230.8	1.3%

Comparison of fifty-two weeks ended February 26, 2000 (“2000”) with fifty-two weeks ended February 27, 1999 (“1999”):

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

Gross profit as a percentage of net sales increased to 11.0 percent from 10.3 percent last year. The increase was primarily due to the Richfood acquisition, which increased the proportion of the higher margin retail food business of the company. Retail food gross profit margin for 2000 increased from last year primarily due to higher margins associated with the Richfood retail markets. Food distribution gross profit margins were down slightly, primarily due to the sale of Hazelwood Farms Bakeries, which had higher margins, partially offset by the addition of Richfood, which had higher margins as well.

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

The company’s pre-tax operating earnings (earnings before interest, restructure charges, gain on sale of Hazelwood Farms and taxes) increased to $520.8 million in 2000 compared with $418.2 million in 1999, a 24.5 percent increase. Operating earnings before depreciation and amortization increased to $797.8 million in 2000, compared with $651.7 million in 1999, a 22.4 percent increase. Retail food operating earnings increased 29.1 percent to $338.7 million in 2000 from $262.4 million in 1999. The increase in retail operating earnings was due to increased sales. Food distribution operating earnings increased 19.9 percent in 2000 to $223.4 million from $186.3 million in 1999, primarily due to higher sales from the Richfood acquisition, cost reduction initiatives and additional sales due to the Kmart supply agreement.

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

Net earnings were $241.7 million or $1.86 per share-diluted in 2000 compared with 1999 net earnings of $191.3 million or $1.57 per share-diluted. Excluding the gain on the sale of Hazelwood Farms Bakeries and restructuring and other charges, 2000 net earnings were $230.8 million or $1.77 per share-diluted. Weighted average shares-diluted increased to 130.1 million in 2000 compared with last year’s 122.0 million. The increase was primarily due to approximately 19.7 million shares issued in the second quarter of fiscal 2000 in connection with the Richfood acquisition.

Comparison of fifty-two weeks ended February 27, 1999 (“1999”) with fifty-three weeks ended February 28, 1998 (“1998”):

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

The company’s pre-tax operating earnings (earnings before interest, equity in earnings and gain on sale of ShopKo, and taxes) increased to $418.2 million in 1999 compared with $405.4 million in 1998, a 3.1 percent increase. Operating earnings before depreciation and amortization increased to $651.7 million in 1999, compared with $635.5 million in 1998, a 2.5 percent increase. Retail food operating earnings increased 14.2 percent to $262.4 million in 1999 from $229.8 million in 1998. The increase in retail operating earnings was due to increased sales and selling and administrative expense controls. Food distribution operating earnings decreased 9.1 percent in 1999 to $186.3 million from $204.8 million in 1998, primarily from the increase in selling and administrative expenses.

Interest expense decreased to $124.1 million in 1999, compared with $133.6 million in 1998, reflecting lower average interest rates and borrowings. Interest income increased to $22.2 million in 1999, compared with $19.6 million in 1998, primarily due to increased retailer financing.

On July 2, 1997, the company exited its 46 percent investment in ShopKo through two simultaneous and cross-conditional transactions: selling 8,174,387 shares back to ShopKo for an aggregate price of $150 million and a secondary public offering of all remaining shares. The transactions resulted in proceeds of $305 million and a pretax gain of $90.0 million. Due to the sale there were no equity in earnings recorded in 1999 compared with $3.3 million or $.03 per share-diluted in 1998.

The effective tax rate was 39.5 percent in 1999 compared with 40.0 percent in 1998.

Net earnings were $191.3 million or $1.57 per share-diluted in 1999 compared with 1998 net earnings of $230.8 million or $1.82 per share-diluted. Excluding the gain on the sale of ShopKo, 1998 net earnings were $177.1 million or $1.40 per share-diluted. Weighted average shares-diluted decreased to 122.0 million in 1999 compared with 126.6 million in 1998.

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

In December 1999, the Board of Directors authorized a stock repurchase program of up to $140 million of the company’s common stock. During 2000 the company repurchased 5.9 million shares at a cost of $104.8 million. As of March 1, the company purchased an additional 2.0 million shares for a total cost of $140.0 million.

A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to .275 percent, is in place and expires in October 2002. In August 1999, the company executed a 364 day, $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. These revolving credit agreements are available for general corporate purposes and to support the company’s commercial paper program. There were no drawings on the revolving credit agreements during fiscal 2000. During fiscal 2000, $10.5 million of letters of credit were issued under the revolving credit agreement with $40.5 million outstanding as of February 26, 2000. Total commercial paper outstanding as of the end of fiscal 2000 was $574.0 million.

SUPERVALU’s capital budget for fiscal 2001, which includes leases, is $550 million compared with $539 million for fiscal 2000. In addition, the company spent approximately $41 million on retail acquisitions in addition to the Richfood acquisition. The capital budget for 2001 anticipates cash spending of $436 million, plus another $114 million for capital leases. Approximately $400 million of the fiscal 2001 budget is slated for use in the company’s retail food business. The budget provides for approximately 20 new price superstores and 60 new limited assortment stores. The balance of the fiscal 2001 capital budget relates to distribution maintenance capital and information technology related items. In addition, the company is prepared to provide up to $100 million to support store development and financing for the company’s independent retailers. Certain retailer financing activities do not require new cash outlays because they are leases or guarantees.

These capital spending activities are not expected to result in an increase in the company’s debt-to-total-capital ratio as internal cash flow is expected to substantially support spending requirements. Because of the opportunistic nature of acquisitions, only acquisition activity that is committed to is included in the capital budget. The capital budget does include amounts for projects which are subject to change and for which firm commitments have not been made.

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

	Common Stock Price Range				Dividends Per Share
Fiscal Quarter	2000		1999		2000	1999
	High	Low	High	Low
First	$25 3/4	$19	$24 5/8	$20 6/16	$.1325	$.1300
Second	26 5/16	21 1/8	25 1/32	20 5/16	.1350	.1325
Third	22 3/8	18 1/16	28 7/16	21 1/2	.1350	.1325
Fourth	20 3/16	15 3/4	28 3/4	24 1/8	.1350	.1325

Year	$26 5/16	$15 3/4	$28 3/4	$20 5/16	$.5375	$.5275

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors’ approval.

NEW ACCOUNTING STANDARDS

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101—Revenue Recognition (“SAB No.101”). SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements.

Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998. This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities.

The provisions for SAB No. 101 are effective for fiscal 2001, and for SFAS No. 133 they are effective for fiscal 2002. The company has not yet determined the impact, if any, these new standards may have on the company’s consolidated financial position or results of operations.

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

SUPERVALU carries notes receivable because, in the normal course of business, the company makes long-term loans to certain retail customers (see “Notes Receivable” in the notes to the consolidated financial statements). The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

The table below provides information about the company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including notes receivable, debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Summary of Financial Instruments
	February 27, 1999	February 26, 2000	Aggregate maturities of principal by fiscal year
	Fair Value		2001	2002	2003	2004	2005	Thereafter
	(In millions, except rates)
Notes receivable with fixed interest rates
Principal receivable	$57.3	$107.3	19.8	13.1	12.7	8.8	7.7	45.2
Average variable rate receivable	8.7%	7.9%	7.9%	8.3%	8.7%	8.3%	8.3%	7.5%

Debt with variable interest rates
Principal payable	263.0	741.6	667.3	1.8	—	9.0	—	63.5
Average variable rate payable	4.8%	5.7%	Variable

Debt with fixed interest rates
Principal payable	875.8	1,397.6	76.9	9.2	309.5	8.9	433.6	573.7
Average fixed rate payable	7.7%	7.8%	6.9%	8.9%	7.8%	9.0%	7.7%	7.9%

Variable-to-Fixed rate swap
Amount receivable (payable)	(15.3)	1.5	—	—	—	57.9	—	100.0 (not payable)
Average fixed rate payable	7.4%	6.8%	6.8%	6.8%	6.8%	7.3%	7.4%	7.4%
Average variable rate Receivable	5.0%	6.1%	Based on LIBOR

Fixed-to-Variable rate swap
Amount receivable	14.8	8.7	—	—	100.0	(not payable)
Average variable rate payable	5.0%	6.1%	Based on LIBOR
Average fixed rate receivable	8.9%	8.9%	8.9%	8.9%	8.9%

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Annual Report includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements, including the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company’s food distribution operations and to control food distribution costs, the ability of SUPERVALU to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes, other risk factors inherent in the food wholesaling and retail businesses and other factors discussed from time to time in reports filed by the company with the Securities and Exchange Commission, are detailed in Exhibit 99.1 to this report; other risks or uncertainties may be detailed from time to time in the company’s future Securities and Exchange Commission filings.

ITEM 7.A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by Item 7A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 above.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2000 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1),” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding executive officers is included in Part I immediately following Item 4 above.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2000 Annual Meeting of Stockholders under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year- End Option/SAR Values,” “Long-Term Incentive Plans—Awards in Last Fiscal Year,” “Pension Plans,” and “Change in Control Agreements,” and under the heading “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2000 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2000 Annual Meeting of Stockholders under the heading “Compensation Committee Interlocks and Insider Participation.”

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements:

The consolidated financial statements of the Registrant listed in the accompanying “Index of Selected Financial Data, Financial Statements and Schedules” together with the reports of KPMG LLP, independent auditors, and Deloitte & Touche LLP, former independent auditors, are filed as part of this report.

2. Financial Statement Schedules:

The consolidated financial statement schedule of the Registrant listed in the accompanying “Index of Selected Financial Data, Financial Statements and Schedules” together with the reports of KPMG LLP, independent auditors, and Deloitte & Touche LLP, former independent auditors, are filed as part of this report.

3. Restated Exhibits filed with this amended 10-K/A:

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

SUPERVALU INC. (Registrant)

DATE: July 30, 2002	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (Authorized officer of Registrant)

SUPERVALU INC.
Annual Report on Form 10-K

Items 6, 8 and 14(a)

Index of Selected Financial Data and Financial Statements and Schedules

Page
Selected Financial Data:

Five Year Financial and Operating Summary	F-2

Financial Statements:

Independent Auditors’ Report of KPMG LLP	F-3

Independent Auditors’ Report of Deloitte & Touche LLP	F-4

Consolidated composition of net sales and operating earnings for each of the three years ended February 26, 2000, February 27, 1999 and February 28, 1998	F-5

Consolidated statements of earnings for each of the three years ended February 26, 2000, February 27, 1999 and February 28, 1998	F-6

Consolidated balance sheets as of February 26, 2000 and February 27, 1999	F-7

Consolidated statements of stockholders’ equity for each of the three years ended February 26, 2000, February 27, 1999 and February 28, 1998	F-8

Consolidated statements of cash flows for each of the three years ended February 26, 2000, February 27, 1999 and February 28, 1998	F-9

Notes to consolidated financial statements	F-10–F-24

Unaudited quarterly financial information	F-25

Financial Schedules:

Independent Auditors’ Report of KPMG LLP	F-26

Independent Auditors’ Report of Deloitte & Touche LLP	F-27

Schedule II: Valuation and qualifying accounts	F-28

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. and Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

	Restated 2000 (b)(g)	1999	1998 (f)	1997	1996
Statement of Earnings Data (a)(e)
Net sales	$20,339,079	$17,420,507	$17,201,378	$16,551,902	$16,486,321
Cost of sales	18,113,357	15,620,127	15,430,642	14,885,249	14,906,602
Selling and administrative expense	1,705,003	1,382,212	1,365,327	1,286,121	1,212,967
Gain on sale of Hazelwood Farms Bakeries	(163,662)	—	—	—	—
Restructuring and other charges	103,596	—	—	—	—
Interest, net	135,392	101,907	113,993	120,695	116,678
Equity in earnings and gain on sale of ShopKo	—	—	93,364	20,675	17,618
Earnings before taxes	445,393	316,261	384,780	280,512	267,692
Provision for income taxes	203,703	124,923	154,023	105,468	101,259
Net earnings	241,690	191,338	230,757	175,044	166,433
Net earnings per common share-diluted	1.86	1.57	1.82	1.30	1.21

Balance Sheet Data (a)
Inventories (FIFO)	$1,622,151	$1,195,217	$1,247,429	$1,221,344	$1,158,028
Working capital (c)	(197,599)	188,000	286,800	361,260	355,124
Net property, plant and equipment	2,168,210	1,699,024	1,589,601	1,648,524	1,600,166
Total assets	6,493,292	4,265,949	4,093,010	4,283,326	4,183,503
Long-term debt (d)	1,953,741	1,246,269	1,260,728	1,420,591	1,445,562
Stockholders’ equity	1,820,228	1,305,639	1,201,905	1,307,423	1,216,176

Other Statistics (a)(e)
Earnings as a percent of net sales	1.13%	1.10%	1.34%	1.06%	1.01%
Return on average stockholders’ equity	14.18%	15.24%	18.49%	13.89%	13.96%
Book value per common share	$13.52	$10.82	$9.94	$9.73	$8.97
Current ratio (c)	92:1	1.12:1	1.20:1	1.26:1	1.27:1
Debt to capital ratio	60%	55%	57%	56%	57%
Dividends declared per common share	$.53 3/4	$.52 3/4	$.51 1/2	$.49 3/4	$.48 1/2
Weighted average common shares outstanding-diluted	130,090	121,961	126,550	134,954	136,984
Depreciation and amortization	$277,062	$233,523	$230,082	$232,071	$219,084
EBITDA	$797,781	$651,691	$638,821	$633,278	$603,454
Capital expenditures, excluding retailer financing	$539,264	$346,390	$279,768	$285,939	$271,456

Notes:

(a)	Fiscal 1998 contains 53 weeks; all other years include 52 weeks. Dollars in thousands except per share and percentage data.

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

(f)	Net earnings include a net gain on the sale of ShopKo of $53.7 million ($.42 per share-diluted). All statistics except EBITDA include this transaction

(g)
The consolidated financial statements as of February 26, 2000 and for the fiscal year then ended have been restated. See “Notes to Consolidated Financial Statements—Restatement” included in Part II, Item 8.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 26, 2000 and February 27, 1999, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of SUPERVALU INC. for the year ended February 28, 1998, were audited by other auditors whose report expressed an unqualified opinion on those statements.

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

As discussed in the note to the consolidated financial statements entitled “Restatement,” the accompanying consolidated balance sheet as of February 26, 2000 and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fiscal year ended February 26, 2000 have been restated.

/s/ KPMG LLP

Minneapolis Minnesota
April 4, 2000, except as to the note
entitled “Restatement,” which is
as of July 1, 2002

INDEPENDENT AUDITORS’ REPORT

SUPERVALU INC.
Board of Directors and Stockholders
Eden Prairie, Minnesota

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and cash flows for the year ended February 28, 1998 of SUPERVALU INC. and subsidiaries. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Deloitte & Touche, LLP

Minneapolis, Minnesota
April 6, 1998 (April 24, 2000 as
to Industry Segment Information)

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS
(In thousands, except percent data)

The following table sets forth, for each of the last three fiscal years, the composition of the company’s net sales and operating earnings.

	Restated 2000	1999	1998
Net sales
Retail food	$8,069,767	$6,312,882	$5,837,000
	39.7%	36.2%	33.9%
Food distribution	12,269,312	11,107,625	11,364,378
	60.3%	63.8%	66.1%

Total net sales	$20,339,079	$17,420,507	$17,201,378
	100.0%	100.0%	100.0%

Operating earnings
Retail food	$338,646	$262,426	$229,802
Food distribution	223,429	186,291	204,842
Gain on sale	163,662	—	—
Restructuring and other charges	(103,596)	—	—

Total operating earnings	622,141	448,717	434,644
Interest expense, net	(135,392)	(101,907)	(113,993)
General corporate expenses	(41,356)	(30,549)	(29,235)

Earnings before equity in earnings of ShopKo and gain on sale of ShopKo and income taxes	445,393	316,261	291,416
Equity in earnings and gain on sale of ShopKo	—	—	93,364
Earnings before income taxes	$445,393	$316,261	$384,780

Identifiable assets
Retail food	3,075,073	$1,658,858	$1,253,869
Food distribution	3,408,866	2,597,216	2,828,754
Corporate	9,353	9,875	10,387

Total	$6,493,292	$4,265,949	$4,093,010

Depreciation and amortization
Retail food	$149,574	$108,770	$103,122
Food distribution	124,161	122,822	124,639
Corporate	3,327	1,931	2,321

Total	$277,062	$233,523	$230,082

Capital expenditures
Retail food	$352,428	$198,299	$84,009
Food distribution	180,968	143,337	192,547
Corporate	5,868	4,754	3,212

Total	$539,264	$346,390	$279,768

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

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year Ended
	Restated February 26, 2000 (52 weeks)	February 27, 1999 (52 weeks)	February 28, 1998 (53 weeks)
Net sales	$20,339,079	$17,420,507	$17,201,378
Costs and expenses
Cost of sales	18,113,357	15,620,127	15,430,642
Selling and administrative expenses	1,705,003	1,382,212	1,365,327
Gain on sale	(163,662)	—	—
Restructuring and other charges	103,596	—	—
Interest
Interest expense	154,482	124,111	133,619
Interest income	19,090	22,204	19,626

Interest expense, net	135,392	101,907	113,993

Total costs and expenses	19,893,686	17,104,246	16,909,962

Earnings before equity in earnings and gain on sale of ShopKo and income taxes	445,393	316,261	291,416
Equity in earnings and gain on sale of ShopKo	—	—	93,364

Earnings before income taxes	445,393	316,261	384,780
Provision for income taxes
Current	224,744	108,403	131,343
Deferred	(21,041)	16,520	22,680

Income tax expense	203,703	124,923	154,023

Net earnings	$241,690	$191,338	$230,757

Weighted average number of common shares outstanding
Diluted	130,090	121,961	126,550
Basic	129,162	120,376	125,326
Net earnings per common share-diluted	$1.86	$1.57	$1.82
Net earnings per common share-basic	$1.87	$1.59	$1.84

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Restated February 26, 2000	February 27, 1999
ASSETS
Current assets
Cash	$10,920	$7,608
Receivables, less allowance for losses of $30,399 in 2000 and $18,983 in 1999	564,323	410,799
Inventories	1,486,518	1,067,837
Other current assets	113,817	96,283

Total current assets	2,175,578	1,582,527

Long-term notes receivable	86,914	48,697
Long-term investment in direct financing leases	92,310	112,576
Property, plant and equipment
Land	155,501	139,120
Buildings	1,037,398	990,331
Property under construction	50,381	26,601
Leasehold improvements	239,400	167,122
Equipment	1,486,850	1,245,134
Assets under capital leases	508,119	352,104

	3,477,649	2,920,412
Less accumulated depreciation and amortization
Owned property, plant and equipment	1,227,218	1,156,921
Assets under capital leases	82,221	64,467

Net property, plant and equipment	2,168,210	1,699,024

Goodwill	1,608,580	567,890
Other assets	361,700	255,235

Total assets	$6,493,292	$4,265,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$576,513	$89,157
Accounts payable	1,430,312	981,961
Accrued vacation, compensation and benefits	128,875	96,161
Current maturities of long-term debt	170,381	208,913
Current obligations under capital leases	29,901	24,015
Other current liabilities	172,828	121,700

Total current liabilities	2,508,810	1,521,907

Long-term debt	1,408,858	835,485
Long-term obligations under capital leases	544,883	410,784
Deferred income taxes	3,306	54,096
Other liabilities	207,207	138,038
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, no par value: Authorized 1,000 shares
Shares issued and outstanding, 0 in 2000 and 6 in 1999 ($1,000 stated value)	—	5,908
Common stock, $1.00 par value: Authorized 400,000 shares
Shares issued, 150,670 in 2000 and 1999	150,670	150,670
Capital in excess of par value	132,226	—
Retained earnings	1,846,120	1,673,382
Treasury stock, at cost, shares 16,008 in 2000 and 30,561 in 1999	(308,788)	(524,321)

Total stockholders’ equity	1,820,228	1,305,639

Total liabilities and stockholders’ equity	$6,493,292	$4,265,949

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Treasury Stock	Restated Retained Earnings	Total
BALANCES AT FEBRUARY 22, 1997	$5,908	$150,670	$99	$(231,871)	$1,382,617	$1,307,423
Net earnings	—	—	—	—	230,757	230,757
Sales of common stock under option plans	—	—	(4,123)	51,623	—	47,500
Cash dividends declared on common stock—$.515 per share	—	—	—	—	(63,678)	(63,678)
Compensation under employee incentive plans	—	—	6,951	11,289	—	18,240
Purchase of shares for treasury	—	—	—	(338,337)	—	(338,337)

BALANCES AT FEBRUARY 28, 1998	5,908	150,670	2,927	(507,296)	1,549,696	1,201,905
Net earnings	—	—	—	—	191,338	191,338
Sales of common stock under option plans	—	—	(5,902)	35,497	(3,667)	25,928
Cash dividends declared on common stock—$.5275 per share	—	—	—	—	(63,985)	(63,985)
Compensation under employee incentive plans	—	—	1,057	10,914	—	11,971
Treasury shares exchanged for acquisition	—	—	1,918	2,167	—	4,085
Purchase of shares for treasury	—	—	—	(65,603)	—	(65,603)

BALANCES AT FEBRUARY 27, 1999	5,908	150,670	—	(524,321)	1,673,382	1,305,639
Restated net earnings	—	—	—	—	241,690	241,690
Sales of common stock under option plans	—	—	(5,181)	10,738	—	5,557
Cash dividends declared on common stock—$.5375 per share	—	—	—	—	(68,952)	(68,952)
Compensation under employee incentive plans	—	—	(1,802)	9,408	—	7,606
Treasury shares exchanged for acquisitions	—	—	139,209	318,293	—	457,502
Redemption of Preferred Stock	(5,908)					(5,908)
Purchase of shares for treasury	—	—	—	(122,906)	—	(122,906)

RESTATED BALANCES AT FEBRUARY 26, 2000	$—	$150,670	$132,226	$(308,788)	$1,846,120	$1,820,228

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Restated February 26, 2000 (52 weeks)	February 27, 1999 (52 weeks)	February 28, 1998 (53 weeks)
Cash flows from operating activities
Net earnings	$241,690	$191,338	$230,757
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings and gain on sale of ShopKo	—	—	(93,364)
Depreciation and amortization	277,062	233,523	230,082
LIFO (income) expense	8,253	(3,889)	2,403
Provision for losses on receivables	9,895	10,150	5,791
Gain on sale of assets	(163,662)	—	—
Restructuring and other charges	103,596	—	—
Deferred income taxes	(21,041)	16,520	22,680
Other adjustments, net	2,032	64	(3,476)
Changes in assets and liabilities, excluding effect from acquisitions:
Receivables	(60,762)	(20,558)	(29,905)
Inventories	(191,256)	80,466	(25,700)
Accounts payable	61,997	14,623	38,453
Other assets and liabilities	73,368	37,703	15,214

Net cash provided by operating activities	341,172	559,940	392,935

Cash flows from investing activities
Additions to long-term notes receivable	(55,162)	(51,455)	(77,779)
Proceeds received on long-term notes receivable	52,101	95,172	39,966
Proceeds from sale of assets	374,714	64,658	395,322
Purchase of property, plant and equipment	(407,947)	(240,363)	(230,910)
Business acquisitions, net of cash acquired	(480,502)	(165,797)	(23,523)
Other investing activities	(17,704)	(23,578)	(28,742)

Net cash provided by (used in) investing activities	(534,500)	(321,363)	74,334

Cash flows from financing activities
Net increase (decrease) in checks outstanding, net of Deposits	23,529	15,958	(23,924)
Net issuance (reduction) of short-term notes payable	472,670	(61,439)	14,730
Proceeds from issuance of long-term debt	594,485	207,155	15,592
Repayment of long-term debt	(672,303)	(260,928)	(84,595)
Reduction of obligations under capital leases	(28,376)	(24,945)	(24,055)
Proceeds from the sale of common stock under option plans	2,381	16,747	37,736
Redemption of preferred stock	(5,908)	—	—
Dividends paid	(66,932)	(64,014)	(64,855)
Payment for purchase of treasury stock	(122,906)	(65,603)	(338,337)

Net cash provided by (used in) financing activities	196,640	(237,069)	(467,708)

Net increase (decrease) in cash	3,312	1,508	(439)
Cash at beginning of year	7,608	6,100	6,539

Cash at end of year	$10,920	$7,608	$6,100

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

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined through use of the last-in, first-out method (LIFO) for a major portion of consolidated inventories: 75.4 percent for fiscal 2000 and 71.6 percent for fiscal 1999. The first-in, first-out method (FIFO) is used to determine cost for remaining inventories which are principally perishable products. Market is replacement value. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company’s inventories would have been higher by approximately $135.6 million at February 26, 2000 and $127.4 million at February 27, 1999.

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

The estimated fair market value of the company’s long-term debt (including current maturities) was less than the carrying value by approximately $1.2 million at February 26, 2000 and exceeded the carrying value by approximately $34 million at February 27, 1999. The estimated fair value was based on market quotes where available, discounted cash flows and market yields for similar instruments. The estimated fair market value of the company’s commercial paper outstanding as of February 26, 2000 and February 27, 1999 approximates the carrying value.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications:

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to 2000 presentation. These reclassifications did not affect results of operations as previously reported.

RESTATEMENT

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $1.2 million and net earnings per share-diluted $0.01 for the fiscal year ended February 26, 2000. Impacted financial statement line items were cost of sales, income tax expense, inventory, accounts receivable and other current liabilities. There was no impact on net cash from operating activities. The consolidated financial statements as of February 26, 2000 and for the fiscal year ended February 26, 2000 and notes thereto included in this amended Annual Report on Form 10-K have been restated to include the effects of the corrections of these misstatements, as follows:

Consolidated Statements of Earnings	As previously reported 2000	Restated 2000
	(in millions, except per share amounts)
Net sales	$20,339.1	$20,339.1
Cost of sales	18,111.3	18,113.4
Earnings before income taxes	447.4	445.4
Income tax expense	204.5	203.7
Net earnings	242.9	241.7
Net earnings per common share-diluted	$1.87	$1.86
Net earnings per common share-basic	$1.88	$1.87

Consolidated Balance Sheets	As previously reported 2000	Restated 2000
	(in millions)
Total current assets	$2,177.6	$2,175.6
Total assets	6,495.4	6,493.3
Total current liabilities	2,509.6	2,508.8
Total stockholders’ equity	1,821.5	1,820.2
Total liabilities and stockholders’ equity	6,495.4	6,493.3

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RICHFOOD ACQUISITION

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood Holdings, Inc. (“Richfood”), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million, paid $443 million in cash for the common stock of Richfood and assumed approximately $685 million of debt in conjunction with the acquisition. In addition, the company repaid approximately $394 million of outstanding Richfood debt, leaving approximately $291 million outstanding immediately after the acquisition. The allocation of the consideration paid for Richfood to the consolidated assets and liabilities is based on estimates of their respective fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 billion is being amortized on a straight line basis over 40 years. The results of Richfood’s operations from August 31, 1999 have been included in the company’s financial statements.

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

	Restated February 26, 2000		February 27, 1999
	(In thousands, except per share data)
Net sales	$22,309,061		$21,178,846
Net earnings	$260,155	(a)	$207,887	(b)
Net earnings per common share-diluted	$1.86	(a)	$1.47

(a)	Amounts include a net gain of $10.9 million or $.08 per share-diluted from the gain on the sale of Hazelwood Farms Bakeries and from restructuring and other charges.

(b)	Amounts include a restructuring charge taken by Richfood of $14.5 million or $.10 per share-diluted in their fourth quarter ended May 1998.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Original Pretax Charge	Fiscal 2000 Activity	Balance Adjustment	Feb. 26, 2000
	(In thousands, except for employees)
Facility consolidation	$47,226	$10,722	$8,046	$44,550
Non-core store disposal	41,778	10,528	(1,924)	29,326
Infrastructure realignment	14,592	1,679	(6,122)	6,791

Total restructure and other charges	$103,596	$22,929	—	$80,667

Employees	2,517	586	(418)	1,513

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBT

	February 26, 2000	February 27, 1999
	(In thousands, except payment data)
7.625%-8.875% promissory notes Semi-annual interest payments of $39.5 million; due fiscal 2003 to 2023	$1,000,000	$400,000
9.75% senior notes, $168,850 face amount Semi-annual interest payments of $8.2 million; due fiscal 2005	181,485	—
6.23%-6.69% medium-term notes semi-annual interest payments of $5.3 million; due fiscal 2001 to 2007	161,000	161,000
7.25% promissory notes semi-annual interest payments of $5.4 million; due fiscal 2000	—	150,000
Variable rate three month LIBOR plus 1%	88,513	123,655
Variable rate to 7.125% industrial revenue bonds	80,712	80,898
8.28%-9.96% promissory notes; due fiscal 2001 to 2010	50,757	55,438
8.875% promissory notes semi-annual interest payments of $2.0 million; due fiscal 2000	—	45,000
Other debt	16,772	28,407

	1,579,239	1,044,398
Less current maturities	170,381	208,913

Long-term debt	$1,408,858	$835,485

Aggregate maturities of long-term debt during the next five fiscal years are:

(In thousands)
2001	$170,381
2002	11,008
2003	309,510
2004	17,925
2005	433,589

The company has a $400 million revolving credit agreement that expires in October 2002 along with a $300 million 364-day revolving credit agreement executed in August 1999. The company pays an annual facility fee of .09 percent for both credit agreements. The revolving credit agreements are available for general corporate purposes and to support the company’s commercial paper program. There were no drawings on the revolving credit agreements during fiscal 2000 and 1999. During fiscal 2000, $10.5 million of letters of credit were issued under the $400 million revolving credit agreement with $40.5 million outstanding as of February 26, 2000 and $30 million as of February 27, 1999. As of February 26, 2000 and February 27, 1999, total commercial paper outstanding was $574 million and $60 million, respectively. The weighted-average interest rate on short-term borrowings outstanding was 5.8 percent at February 26, 2000 and 5.1 percent at February 27, 1999. The company periodically enters into interest rate swaps to manage exposure to interest rate changes.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future minimum obligations under capital leases in effect at February 26, 2000 are as follows:

Lease Obligations
(In thousands)
Fiscal Year
2001	$60,084
2002	59,204
2003	58,682
2004	57,833
2005	57,413
Later	525,987

Total future minimum obligations	819,203
Less interest	341,442

Present value of net future minimum obligations	477,761
Less current portion	22,196

Long-term obligations	$455,565

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouse and computer equipment. Future minimum obligations under operating leases in effect at February 26, 2000 are as follows:

Lease Obligations
(In thousands)
Fiscal Year
2001	$112,609
2002	102,226
2003	90,684
2004	75,958
2005	65,200
Later	360,521

Total future minimum obligations	$807,198

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $61.5, $44.4 and $40.0 million in fiscal 2000, 1999 and 1998, respectively.

Future minimum receivables under operating leases and subleases in effect at February 26, 2000 are as follows:

	Owned Property	Leased Property	Total
	(In thousands)
Fiscal Year
2001	$2,489	$24,479	$26,968
2002	2,383	21,434	23,817
2003	2,314	18,899	21,213
2004	1,891	15,781	17,672
2005	1,684	11,537	13,221
Later	4,948	43,224	48,172

Total future minimum receivables	$15,709	$135,354	$151,063

Owned property under operating leases is as follows:

	February 26, 2000	February 27, 1999
	(In thousands)
Land, buildings and equipment	$37,240	$41,033
Less accumulated depreciation	19,238	12,678

Net land, buildings and equipment	$18,002	$28,355

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct financing leases:

Under direct financing capital leases, the company leases buildings on behalf of independent retailers with terms ranging from 5 to 25 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 26, 2000 are as follows:

	Direct Financing Lease Receivables	Capital Lease Obligations
	(In thousands)
Fiscal Year
2001	$16,478	$15,286
2002	15,638	14,529
2003	14,634	13,607
2004	13,347	12,439
2005	12,126	11,425
Later	94,425	89,361

Total minimum lease payments	166,648	156,647
Less unearned income	66,710	—
Less interest	—	59,624

Present value of net minimum lease payments	99,938	97,023
Less current portion	7,628	7,705

Long-term portion	$92,310	$89,318

INCOME TAXES

The provision for income taxes consists of the following:

	Restated 2000	1999	1998
	(In thousands)
Current
Federal	$187,114	$90,166	$109,550
State	38,109	18,528	22,161
Tax credits	(479)	(291)	(368)

Deferred
Restructuring and other charges	(31,678)	—	15,550
Other	10,637	16,520	7,130

Total provision	$203,703	$124,923	$154,023

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the actual tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

	Restated 2000	1999	1998
	(In thousands)
Federal taxes based on statutory rate	$155,888	$110,691	$134,680
State income taxes, net of Federal benefit	19,107	13,568	16,508
Nondeductible goodwill	11,118	6,236	6,248
Asset sale basis difference	24,238	—	—
Other	(6,648)	(5,572)	(3,413)

Total provision	$203,703	$124,923	$154,023

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 26, 2000 and February 27, 1999 are as follows:

	2000	1999
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$51,268	$20,819
Restructuring and other charges	41,452	11,188
Net operating loss from acquired subsidiaries	56,784	19,111
Provision for obligations to be settled in future periods	169,359	126,809
Inventory	13,073	14,079
Other	14,719	10,224

Total deferred tax assets	346,655	202,230

Deferred tax liabilities:
Depreciation and amortization	(121,458)	(85,660)
Acquired assets adjustment to fair values	(24,430)	(55,518)
Accelerated tax deductions for benefits to be paid in future periods	(104,807)	(65,698)
Other	(43,408)	(18,003)

Total deferred tax liabilities	(294,103)	(224,879)

Net deferred tax asset (liability)	$52,552	$(22,649)

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

The company’s non-cash investing and financing activities were as follows:

	2000	1999	1998
	(In thousands)
Leased asset additions and related obligation	$131,316	$106,027	$39,072
Acquisitions:
Fair value of assets acquired	1,951,004	196,591	28,114
Cash paid	481,861	166,731	23,570
Common stock issued	457,502	—	—

Liabilities assumed	$1,011,641	$29,860	$4,544

Payments for interest and income taxes were as follows:

	2000	1999	1998
	(In thousands)
Interest (net of amount capitalized)	$141,434	$127,505	$134,645
Income taxes	245,177	99,686	142,829

STOCK OPTION PLANS

The company’s 1997 and 1993 stock option plans allow the granting of non-qualified stock options and incentive stock options to key salaried executive employees at prices not less than 100 percent of fair market value, determined by averaging the open and close price on the date of grant. The company’s 1983 plan no longer allows granting of stock options, but outstanding options remain to be exercised. In February 2000, and April 1998 and 1997, the Board of Directors reserved an additional 3.0, 2.6 and 4.0 million shares, respectively, to be issued for stock option plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board may determine at the time of granting whether each option granted will be a non-qualified or incentive stock option under the Internal Revenue Code. The term of each option will be determined by the Board of Directors or the Committee, but shall not be for more than 10 years from the date of grant. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee may determine. On August 31, 1999 the company acquired Richfood, and in connection therewith assumed all outstanding options and shares available for grant related to existing Richfood stock option plans, based on the exchange factor set forth in the merger agreement.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the options were as follows:

	Shares (In thousands)	Weighted Average Price per Share
Outstanding, February 22, 1997	10,056	$14.46
Granted	2,796	17.52
Exercised	(4,102)	14.00
Canceled and forfeited	(372)

Outstanding, February 28, 1998	8,378	15.67
Granted	2,377	23.74
Exercised	(2,487)	14.98
Canceled and forfeited	(352)

Outstanding, February 27, 1999	7,916	18.26
Richfood acquisition	1,030	24.30
Granted	3,458	28.73
Exercised	(562)	14.76
Canceled and forfeited	(100)

Outstanding, February 26, 2000	11,742	$22.01

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

As of February 26, 2000, limited stock appreciation rights have been granted and are outstanding under the 1978 and 1989 Stock Appreciation Rights Plans, and the 1993 Stock Plan. Such rights relate to options granted to purchase 2.6 million shares of common stock and are exercisable only upon a “change of control.”

No compensation cost has been recognized for options issued under the Stock Option Plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2000, 1999 and 1998 net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Restated 2000	1999	1998
	(In thousands, except per share amounts)
Net earnings
As reported	$241,690	$191,338	$230,757
Pro forma	236,130	185,951	227,896

Earnings per share-diluted
As reported	$1.86	$1.57	$1.82
Pro forma	1.82	1.52	1.80

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2000	1999	1998
Assumptions
Dividend yield	2.00%	1.99%	2.69%
Risk free interest rate	6.57%	5.27%	5.62%
Expected life	5 years	4 years	5 years
Expected volatility	21.97%	19.33%	18.21%
Estimated fair value of options granted per share	$6.20	$4.62	$3.39

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

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

	Restated 2000	1999	1998
	(In thousands, except per share amounts)
Earnings per share-basic
Income available to common shareholders	$241,690	$191,338	$230,757
Weighted average shares outstanding	129,162	120,376	125,326
Earnings per share-basic	$1.87	$1.59	$1.84

Earnings per share-diluted
Income available to common shareholders	$241,690	$191,338	$230,757
Weighted average shares outstanding	129,162	120,376	125,326
Dilutive impact of options outstanding	928	1,585	1,224

Weighted average shares and potential dilutive shares outstanding	130,090	121,961	126,550
Earnings per share-diluted	$1.86	$1.57	$1.82

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company is a party to various legal proceedings arising from the normal course of business activities, none of which in management’s opinion, is expected to have a material adverse impact on the company’s consolidated results of operations or consolidated financial position.

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

Benefit calculations for the company’s defined benefit pension plan are based on years of service and the participants’ highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding both equity and fixed income securities.

In addition to providing pension benefits, the company provides certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits upon meeting certain age and service requirements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the change in benefit obligation and plan assets, a reconciliation of the accrued benefit costs and total benefit cost for the fiscal year for the company’s defined benefit pension plans and other postretirement plans:

	Pension Benefits		Other Benefits
	February 26, 2000	February 27, 1999	February 26, 2000	February 27, 1999
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$321,693	$281,665	$74,315	$60,705
Acquisitions	56,700	—	—
Service cost	15,991	12,916	2,040	1,750
Interest cost	23,657	20,638	4,915	4,895
Actuarial loss (gain)	(22,304)	18,595	(5,910)	10,574
Benefits paid	(16,583)	(12,121)	(3,299)	(3,609)

Benefit obligation at end of year	$379,154	$321,693	$72,061	$74,315

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$284,767	$260,028	$—	$—
Acquisitions	81,300	—	—	—
Actual return on plan assets	33,484	26,829	—	—
Company contributions	9,406	10,031	3,299	3,609
Plan participants’ contributions	—	—	2,319	1,829
Benefits paid	(16,583)	(12,121)	(5,618)	(5,438)

Fair value of plan assets at end of year	$392,374	$284,767	$—	$—

RECONCILIATION OF (ACCRUED COST)
Funded status	$13,220	$(36,926)	$(72,061)	$(74,315)
Accrued contribution	3,230	—	—	—
Unrecognized net loss	10,406	34,335	10,052	16,471
Unrecognized prior service cost	(783)	(971)	(1,435)	(1,697)
Unrecognized net obligation	—	95	—	—

Prepaid (accrued) pension cost	$26,073	$(3,467)	$(63,444)	$(59,541)

	Pension Benefits			Other Benefits
	2000	1999	1998	2000	1999	1998
	(in thousands)
NET BENEFIT COSTS FOR THE FISCAL YEAR
Service cost	$15,991	$12,916	$12,668	$2,040	$1,750	$1,850
Interest cost	23,657	20,638	19,545	4,915	4,895	4,182
Expected return on plan assets	(31,928)	(25,634)	(23,020)	—	—	—
Amortization of:
Unrecognized net loss	192	2	499	509	362	—
Unrecognized prior service cost	(187)	(72)	246	(262)	(262)	(262)
Unrecognized net obligation	63	152	172	—	—	—

Net benefit costs for the fiscal year	$7,788	$8,002	$10,110	$7,202	$6,745	$5,770

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INDUSTRY SEGMENT INFORMATION

In fiscal 2000, the company changed the way it reports its operating segments in order to align its financial results with the strategic focus of the company. The information for 1999 and 1998 has been restated from the prior years’ presentation in order to conform to the 2000 presentation. Retail food operations include results of food stores owned and limited assortment stores licensed by the company. Distribution segment results include sales to affiliated food stores, mass merchants, and other logistics arrangements. Identifiable assets and capital expenditures are those assets and expenditures directly associated with the segments’ physical locations.

Information concerning the company’s continuing operations by business segment for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 is contained on page F-5.

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

Unaudited Quarterly Financial Information
(In thousands, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

The quarterly information for the fiscal year ended February 26, 2000 has been restated to reflect the effects of the corrections of the misstatements announced in June 2002. For further discussion of these misstatements, refer to the “Notes to the Consolidated Financial Statements—Restatement”.

	Restated Fiscal Year (52 Weeks) Ended February 26, 2000
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
	(In thousands, except per share data)
Net sales	$5,289,720	$4,145,775	$5,361,732	$5,541,852	$20,339,079
Gross profit	542,694	447,504	581,456	654,068	2,225,722
Net earnings	66,643	45,068	58,502	71,477	241,690
Net earnings per common share-diluted	.55	.36	.42	.52	1.86
Dividends declared per common share	.1325	.1350	.1350	.1350	.5375
Weighted average shares-diluted	120,769	123,682	140,469	138,545	130,090

	Fiscal Year (52 Weeks) Ended February 27, 1999
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$5,202,576	$3,937,318	$4,079,696	$4,200,917	$17,420,507
Gross profit	518,821	402,767	413,763	465,029	1,800,380
Net earnings	51,798	39,900	45,260	54,380	191,338
Net earnings per common share-diluted	.42	.33	.37	.45	1.57
Dividends declared per common share	.1300	.1325	.1325	.1325	.5275
Weighted average shares-diluted	122,144	122,178	121,861	121,602	121,961

Note: Results for Fiscal 2000 include a net gain of $10.9 million or $.08 per share-diluted from the gain on the sale of Hazelwood Farms Bakeries and from restructuring and other charges.

The effect of the correction of the misstatements on the quarterly information for fiscal 2000 are as follows:

Fiscal Year (52 Weeks) Ended February 26, 2000	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
	Increase(Decrease) (In thousands, except per share data)

Gross profit	$(129)	$(682)	$(250)	$(1,000)	$(2,061)
Net earnings	(78)	(414)	(152)	(607)	(1,251)
Net earnings per common share-diluted	No change	(0.01)	No change	No change	(0.01)

Independent Auditors’ Report

The Board of Directors and Stockholders
SUPERVALU INC:

Under date of April 4, 2000, except as to the note entitled “Restatement,” which is as of July 1, 2002, we reported on the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 26, 2000, and February 27, 1999, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the fiscal years then ended, which are included in the annual report on Form 10-K for the 2000 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
April 4, 2000

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders Eden Prairie, Minnesota
SUPERVALU INC:

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 6, 1998

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
Description	Balance at Beginning of year	Additions		Deductions		Balance at end of year
Allowance for doubtful accounts:
Year ended:
February 26, 2000	$18,983,000	17,380,000	(A)	5,964,000	(B)	$30,399,000
February 27, 1999	13,415,000	10,150,000		4,582,000	(B)	18,983,000
February 28, 1998	17,806,000	5,791,000		10,182,000	(B)	13,415,000

(A) Includes $7.5 million for accounts of companies acquired. (B) Balance consists of accounts determined to be uncollectible and charged against reserves, net of collection on accounts previously charged off.

EXHIBIT INDEX

SUPERVALU INC.
ANNUAL REPORT ON FORM 10-K

Exhibit Number	Exhibit

12.1.	Ratio of Earnings to Fixed Charges.