Form 10-K/A
period 2001-02-24
SUPERVALU INC
filed 2002-07-30
CIK 95521

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2001 was approximately $1,690,643,608 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on April 16, 2001).

Number of shares of $1.00 par value Common Stock outstanding as of April 16, 2001: 132,404,624

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement filed for Registrant’s 2001 Annual Meeting of Stockholders are incorporated into Part III, as specifically set forth in Part III.

PART I

SUPERVALU announced in late June, 2002 that the Company had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $9.1 million and $1.2 million and net earnings per share – diluted by $0.07 and $0.01 for the fiscal years ended February 24, 2001 and February 26, 2000, respectively. The consolidated financial statements as of and for the fiscal years ended February 24, 2001 and February 26, 2000 and notes thereto included in this amended Annual Report on Form 10-K have been restated to include the effects of the corrections of these misstatements.

This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2001 amends and restates those items of the Form 10-K originally filed on April 27, 2001 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see “Notes to Consolidated Financial Statements – Restatement” included in Part II, Item 8.

ITEM 1.    BUSINESS

General Development

SUPERVALU is the nation’s tenth largest supermarket retailer and largest food distributor to grocery retailers based on revenues. SUPERVALU conducts its retail operations under three principal store formats: price superstores, under such retail banners as Cub Foods, Shop `n Save, Shoppers Food Warehouse, Metro and biggs; limited assortment stores, under the retail banner Save-A-Lot; and supermarkets, under such retail banners as Farm Fresh, Laneco, Hornbachers and Scott’s Foods. SUPERVALU also sells food and non-food products at wholesale throughout the United States to retail food stores, mass merchants and through other logistics arrangements. As of the close of the fiscal year, the Company conducted its retail operations through 1,194 retail food stores, including 727 licensed limited assortment stores. In addition, as of the close of the fiscal year, the Company was affiliated with 5,450 retail food stores in 48 states as the primary supplier of approximately 3,200 stores and a partial supplier of approximately 2,250 stores.

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

Financial Information About Industry Segments

The Company’s businesses are classified by management into two primary industry segments: Retail Foods and Food Distribution. Retail food operations include results of food stores owned and results of sales to limited assortment stores licensed by the Company. Food distribution operations include results of sales to affiliated food stores, mass merchants, and other logistics arrangements. The financial information about the Company’s industry segments for the three years ended February 24, 2001 is found in a separate section of this report on page F-4.

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

At fiscal year end, the Company owned and operated 207 price superstores under the Cub Foods, Shop ‘n Save, Shoppers Food Warehouse, Metro and biggs’ banners in 13 states. An additional 55 stores are franchised to independent retailers. The price superstores hold the number one, two or three market position in most of their markets.

Private label products are a focus of SUPERVALU’s price superstore format. The Company is in the process of developing proprietary name branded products. Currently, there are approximately 1,300 items under the Cub Foods brand, and the Company intends on further expanding this offering of products.

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

Supermarkets.    The Company’s supermarkets format combines a grocery store that has a variety of specialty departments, that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, photo finishing, delicatessen, bakery and in-store bank, with a traditional drug store that includes a pharmacy. The supermarkets format offers traditional dry grocery departments along with strong fresh food departments. A typical supermarket carries approximately 40,000 items and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 48,000 square feet.

At fiscal year-end, the Company operated 82 supermarkets under the Farm Fresh, Laneco, Hornbachers’ and Scott’s Foods banners.

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

Trademarks

The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP `N SAVE, NEW MARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See “Retail Food Operations—Price Superstores” and “—Limited Assortment,” and “Food Distribution Operations—Products Supplied”. The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

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

The following is a summary of certain factors, the results of which could cause SUPERVALU’s future results to differ materially from those expressed in any forward-looking statements contained in this report:

•	the impact of changing economic or business conditions;

•	competitive practices in the retail and food distribution industries;

•	the nature and extent of the consolidation of the retail food and food distribution industries;

•	the ability of the Company to attract and retain customers for its food distribution operations, and control food distribution costs;

•	the ability of the Company to grow through acquisition and assimilate the acquired entities;

•	the ability of the Company to continue to recruit, train and retain quality franchise, licensed and corporate retail store operators;

•	the availability of favorable credit and trade terms;

•
the ability of the Company to execute and realize the perceived benefits of restructuring activities resulting from its asset review, such as the rationalization of its distribution network and retail locations;

•	the impact of food safety issues that may arise from time to time as a result of the actions of other parties, including but not limited to those affecting the quality of meat products;

•	food price changes; and

•	other risk factors inherent in the retail food and food distribution businesses.

Please refer to Exhibit 99.1 of this report, as filed with the Securities and Exchange Commission, and subsequent reports filed with the Commission, for a more detailed discussion of these and other factors that could cause SUPERVALU’s actual results in future periods to differ materially from those projected in such forward-looking statements.

ITEM2.    PROPERTIES

Retail Food Operations

The following table is a summary of the corporate retail stores operated by the Company under its principal retail formats as of February 24, 2001:

Retail Format	Banners	Location and Number of Corporate Stores	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
PriceSuperstore	Cub Foods[1]	Colorado (10), Illinois (29), Indiana (11), Iowa (2), Minnesota (24), Wisconsin (10)	3,161,000	2,858,000

	Shop `n Save	Illinois (14), Missouri (19), Pennsylvania (22)	467,000	2,372,000

	ShoppersFood Warehouse	Maryland (22), Virginia (18)	-0-	1,987,000

	Metro	Delaware (1), Maryland (18)	-0-	1,025,000

	bigg’s	Colorado (1), Indiana (1), Kentucky (1), Ohio (7)	158,000	1,244,000

LimitedAssortment	Save-A-Lot[2]	Arkansas (6), California (17), Connecticut (3), Delaware (5), Florida (55), Georgia (3), Illinois (3), Louisiana (1), Maryland (2), Massachusetts (8), Mississippi (5), Missouri (8), New Jersey (6), Ohio (22), Pennsylvania (21), Rhode Island (3), Tennessee (4), Vermont (1), Virginia (5)	179,000	2,419,000

Supermarkets	Farm Fresh	Virginia (36)	30,000	1,750,000

	Laneco	New Jersey (4), Pennsylvania (12)	144,000	853,000

	Hornbachers	Minnesota (1), North Dakota (4)	95,000	113,000

	Scott’s Food	Indiana (18)	178,000	772,000

[1]	Excludes 55 Cub Foods stores that are operated by independent retailers.
[2]	Excludes 727 Save-A-Lot stores that are licensed by independent retailers.

The retail food stores that are leased by the Company generally have a term of 15-25 years plus renewal options.

Food Distribution Operations

The following table lists the principal location and approximate size of the Company’s principal distribution centers and office space utilized in the Company’s food distribution operations and for its retail limited assortment stores as of February 24, 2001:

Region or Division	Location and Number of Distribution Centers	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
CentralRegion	Indiana (1), Kentucky (1)*, Ohio (1) Pennsylvania (3), West Virginia (1)	3,594,000	438,000

MidwestRegion	Illinois (2), Missouri (1), Wisconsin (2)	2,833,000	1,120,000

NorthernRegion	Iowa (1), Minnesota (1), North Dakota (2)	3,532,000	0

New England Region	Connecticut (1)*, Maine (1), Massachusetts (1), New Hampshire (1)*, Rhode Island (1)	1,040,000	650,000

NorthwestRegion	Colorado (1), Montana (2), Washington (2)	2,603,000	124,000

Southeast Region	Alabama (2), Florida (1), Georgia (1)*, Louisiana (1)*, Mississippi (1)	1,975,000	1,290,000

Eastern Region	Maryland (1)*, Pennsylvania (1), Virginia (2)	3,406,000	422,000

Save-A-Lot	California (1), Florida (1), Georgia (1), Kentucky (1), Maryland (1), Michigan (1), Missouri (2), New York (1), Ohio (1), Tennessee (1), Texas (1)	1,303,000	1,338,000

*	The Company recently announced plans to close these distribution centers and its Great Falls, Montana facility in fiscal 2002.

Additional Property

The Company’s principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a 140 acre site owned by the Company.

Additional information on the Company’s properties is found in another section of this report on pages F-14 through F-16 in the Note captioned “Leases” of Notes to the Company’s Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company’s present needs and businesses.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2001 to a vote of the security holders of the Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the Company as of April 27, 2001.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the Company
Michael W. Wright	62	Director, Chairman of the Board and Chief Executive Officer(1)	1982	President, 1982-2000

Jeffrey Noddle	54	President and Chief Operating Officer(1)	2000	Executive Vice President; and President and Chief Operating Officer—Wholesale Food Companies 1995- 2000

David L. Boehnen	54	Executive Vice President	1997	Senior Vice President, Law and External Relations, 1991-1997

Michael L. Jackson	47	Executive Vice President; President and COO, Distribution	2001	Senior Vice President, Retail Food Companies, 1999-2001; President, Northwest Region, 1995-1999

Pamela K. Knous	47	Executive Vice President, Chief Financial Officer	1997

Robert W. Borlik	52	Senior Vice President, Chief Information Officer	1999

Kim M. Erickson	47	Senior Vice President and Treasurer	1998	Senior Vice President, Finance and Treasurer, 1997-1998; Vice President and Treasurer, 1995-1997

Gregory C. Heying	52	Senior Vice President, Distribution	1994

J. Andrew Herring	42	Senior Vice President, Corporate Development and External Relations	1999	Vice President, Corporate Development and External Relations, 1998-1999

John H. Hooley	49	Senior Vice President; President & CEO, Cub Foods	2000	Vice President; President and Chief Executive Officer, Cub Foods, 1992-1999

W. O’Neill McDonald	57	Senior Vice President, Distribution Food Companies	1998	President, Midwest Region, 1995-1998

Ronald C. Tortelli	54	Senior Vice President, Human Resources	1988

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the Company

Leland J. Dake	44	Vice President, Merchandising, Distribution Food Companies	1998	Vice President, Corporate Category Management, 1995-1998

Stephen P. Kilgriff	59	Vice President, Legal Services	2000	Associate General Counsel, 1996-2000

Sherry M. Smith	39	Vice President, Controller, Corporate	1998	Assistant Corporate Controller, 1996-1998; Director, Finance and Accounting/Advantage, 1995-1996

(1)
Mr. Wright plans to retire as Chief Executive Officer of the Company effective June 27, 2001, the date of the Company’s Annual Meeting of Stockholders, and continue as a director and Chairman of the Board after that date. On April 11, 2001, Mr. Noddle was elected to succeed Mr. Wright as President and Chief Executive Officer of the Company, effective June 27, 2001.

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

FINANCIAL REVIEW

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of February 24, 2001 and February 26, 2000 and for the fiscal years then ended.

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $9.1 million and $1.2 million and net earnings per share – diluted by $0.07 and $0.01 for the fiscal years ended February 24, 2001 and February 26, 2000, respectively. The consolidated financial statements as of and for the fiscal years ended February 24, 2001 and February 26, 2000 and notes thereto included in this amended Annual report on Form 10-K have been restated to include the effects of the corrections of these misstatements.

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

COMPONENTS OF THE FISCAL 2001 COMPANY-WIDE ASSET REVIEW AS REFLECTED IN THE CONSOLIDATED STATEMENT OF EARNINGS

Caption	Nature of Charge	Charge (In millions)
Restructure and other charges	• Consolidation of distribution centers	$67.2
	• Exit of non-core retail markets	68.0
	• Disposal of non-core assets and other administrative reductions	46.4
	• Reversal of prior year charge	(10.3)

	Total restructure and other charges	171.3
Cost of sales	• Inventory markdowns for restructure activities and store closings	17.1
Selling and administrative expenses	• Store closing reserves, write-off of uncollectible expenses receivables and other items	51.7
	Total charges	$240.1

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

RESULTS OF OPERATIONS

In fiscal 2001, the company achieved record sales of $23.2 billion compared to $20.3 billion last year. Net earnings for fiscal 2001 were $72.9 million, and diluted earnings per share were $.55. After excluding the impacts of the company-wide asset review of $240.1 million pre-tax, fiscal 2001 net earnings were $226.8 million, and diluted earnings per share were $1.71.

Net earnings for fiscal 2000 were $241.7 million, and diluted earnings per share were $1.86. After excluding the net gain from the sale of Hazelwood Farms Bakeries and from restructure and other charges, fiscal 2000 net earnings were $230.7 million and diluted earnings per share were $1.77.

The results of operations include the impact from the Richfood acquisition and the results of its operations from August 31, 1999. Highlights of results of operations as reported were as follows:

	Restated February 24, 2001 (52 weeks)		Restated February 26, 2000 (52 weeks)		February 27, 1999 (52 weeks)
	(In millions)
Net sales	$23,194.3	100.0%	$20,339.1	100.0%	$17,420.5	100.0%
Cost of sales	20,650.3	89.1	18,113.4	89.0	15,620.1	89.7
Selling and administrative expenses	2,042.3	8.8	1,705.0	8.4	1,382.2	7.9
Gain on sale	—	—	(163.7)	(0.8)	—	—
Restructure and other charges	171.3	0.7	103.6	0.5	—	—
Interest expense	212.9	0.9	154.5	0.8	124.1	0.7
Interest income	(22.1)	(0.1)	(19.1)	(0.1)	(22.2)	(0.1)

Earnings before income taxes	139.6	0.6	445.4	2.2	316.2	1.8
Income tax expense	66.7	0.3	203.7	1.0	124.9	0.7

Net earnings	$72.9	0.3%	$241.7	1.2%	$191.3	1.1%

Comparison of fifty-two weeks ended February 24, 2001 (“2001”) with fifty-two weeks ended February 26, 2000 (“2000”):

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

Gross profit as a percentage of net sales remained relatively flat at 10.9 percent for fiscal 2001 compared with last year.

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

The company’s pre-tax operating earnings were $330.4 million in 2001 compared with $580.8 million in 2000. Fiscal 2001 pre-tax operating earnings include a $240.1 million charge incurred as a result of the company-wide asset review and fiscal 2000 pre-tax operating earnings include a net $60.1 million benefit from the gain on sale of Hazelwood Farms Bakeries of $163.7 million, partially offset by restructure and other charges of $103.6 million.

Excluding the impacts of the company-wide asset review in fiscal 2001 and the sale of Hazelwood Farms Bakeries and the restructure and other charges in fiscal 2000, the company’s pre-tax operating earnings increased to $570.5 million in 2001 compared with $520.8 million in 2000, a 9.5 percent increase; operating earnings before depreciation and amortization increased to $906.8 million in 2001, compared with $797.8 million in 2000, a 13.7 percent increase; retail food operating earnings decreased 2.3 percent to $331.0 million in 2001 from $338.7 million in 2000; retail food operating earnings before depreciation and amortization were $503.5 million, or 5.4 percent of sales compared with $488.3 million or 6.1 percent of sales; food distribution operating earnings increased 23.3 percent in 2001 to $275.4 million from $223.4 million in 2000; food distribution operating earnings before depreciation and amortization increased 25.4 percent to $436.0 million, or 3.2 percent of sales from last year’s $347.6 million, or 2.8 percent of net sales. Retail food operating earnings decreased primarily due to increased advertising, promotional spending and labor costs, which were substantially offset by the Richfood acquisition and the opening of 117 stores. Food distribution operating earnings increased primarily due to the Richfood acquisition and incremental volume from other customers, principally Kmart.

Interest expense increased to $212.9 million in 2001, compared with $154.5 million in 2000, reflecting increased borrowings due to the Richfood acquisition in August 1999 and the $140 million share buyback under the December 1999 treasury stock program completed early in the first quarter of fiscal 2001. Interest income increased to $22.1 million in 2001 compared with $19.1 million in 2000.

The effective tax rate was 47.8 percent in 2001 compared with 45.7 percent in 2000. Excluding the impacts of the company-wide asset review in 2001 and the sale of Hazelwood Farms Bakeries and the restructure and other charges in 2000, the effective tax rates were 40.3 percent and 40.1 percent in fiscal 2001 and fiscal 2000, respectively.

Net earnings were $72.9 million or $.55 per share-diluted in 2001 compared with 2000 net earnings of $241.7 million or $1.86 per share-diluted. Weighted average shares-diluted increased to 132.8 million in 2001 compared with last year’s 130.1 million. The increase was primarily due to a full year’s impact in the current year of the approximately 19.7 million shares issued in the second quarter of fiscal 2000 in connection with the Richfood acquisition, partially offset by the 7.9 million shares repurchased under the December 1999 treasury stock program.

Excluding the impacts of the company-wide asset review in 2001 and the gain on the sale of Hazelwood Farms Bakeries and the restructure and other charges in 2000, net earnings were $226.8 million or $1.71 per share-diluted in 2001 compared with $230.8 million or $1.77 per share diluted in 2000.

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

Gross profit as a percentage of net sales increased to 11.0 percent, from 10.3 percent last year. The increase was primarily due to the Richfood acquisition, which increased the proportion of the higher margin retail food business of the company.

Selling and administrative expenses were 8.4 percent of net sales for 2000 compared to 7.9 percent of sales in 1999. The increase was primarily due to the growing proportion of the company’s retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business.

Excluding the gain on the sale of Hazelwood Farms Bakeries and restructure and other charges, the company’s pre-tax operating earnings increased to $520.8 million in 2000 compared with $418.2 million in 1999, a 24.5 percent increase. Operating earnings before depreciation and amortization increased to $797.8 million in 2000, compared with $651.7 million in 1999, a 22.4 percent increase. Retail food operating earnings increased 29.1 percent to $338.7 million in 2000 from $262.4 million in 1999. The increase in retail operating earnings was due to increased sales. Food distribution operating earnings increased 19.9 percent in 2000 to $223.4 million from $186.3 million in 1999, primarily due to higher sales from the Richfood acquisition, cost reduction initiatives and additional sales due to the Kmart supply agreement.

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

Net earnings were $241.7 million or $1.86 per share-diluted in 2000 compared with 1999 net earnings of $191.3 million or $1.57 per share-diluted. Weighted average shares-diluted increased to 130.1 million in 2000 compared with 1999’s 122.0 million. The increase was primarily due to approximately 19.7 million shares issued in the second quarter of fiscal 2000 in connection with the Richfood acquisition.

Excluding the gain on the sale of Hazelwood Farms Bakeries and restructure and other charges, 2000 net earnings were $230.8 million or $1.77 per share-diluted.

LIQUIDITY

Net cash from operations was $651.2 million in 2001, $341.2 million in 2000 and $559.9 million in 1999. The increase in the current year was due primarily to the reduction of net working capital of $160.9 million and an increase in earnings before depreciation and amortization of $109.0 million.

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

The company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes, to support the company’s commercial paper program and for the issuance of letters of credit. A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to .275 percent, is in place and expires in October 2002. As of February 24, 2001, letters of credit outstanding under this agreement totaled $21.7 million. In August 1999, the company executed a 364-day, $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. This agreement was amended and restated in August 2000 to change the maturity date to August 2001. The company periodically enters into short-term credit agreements having tenors of three to nine months. As of February 24, 2001, the company had established $215 million in credit facilities under such agreements with rates tied to LIBOR plus .310 to .515 percent, which expire at various dates through the first quarter of 2002. At the end of fiscal 2001, the company had $250 million of borrowings outstanding under the 364-day credit agreement and total commercial paper outstanding was $327 million.

In April 2001, Moody’s Investors Service, Inc. reduced the company’s long-term debt ratings from Baa1 to Baa3 and short-term debt ratings from P2 to P3. The company’s access to the commercial paper market has been reduced as a result of these ratings changes. However, the company has adequate credit available to meet its short-term borrowing needs. Therefore, the company does not expect these ratings changes to have a material effect on the company’s consolidated financial results.

SUPERVALU’s capital budget for fiscal 2002, which includes leases, is $475 million compared with $512 million for fiscal 2001. The capital budget for 2002 anticipates cash spending of $395 million, plus another $80 million for capital leases. Approximately $330 million of the fiscal 2002 budget is slated for use in the company’s retail food businesses. The budget provides for approximately 10 to 15 new price superstores and 100 to 120 new limited assortment stores. The balance of the fiscal 2002 capital budget relates to distribution maintenance capital and information technology related items. In addition, the company will continue to support store development and financing for the company’s independent retailers. Certain retailer financing activities do not require new cash outlays because they are leases or guarantees.

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

	Common Stock Price Range				Dividends Per Share
Fiscal Quarter	2001		2000		2001	2000
	High	Low	High	Low
First	$22.88	$14.00	$25.75	$19.00	$.1350	$.1325
Second	20.25	14.69	26.31	21.13	.1375	.1350
Third	18.19	14.00	22.38	18.06	.1375	.1350
Fourth	17.81	11.75	20.19	15.75	.1375	.1350

Year	$22.88	$11.75	$26.31	$15.75	$.5475	$.5375

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

New accounting standard Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for the company as of February 25, 2001. SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard did not have a material impact on the company’s financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101—Revenue Recognition. SAB No. 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. The company adopted SAB No. 101 in the fourth quarter of 2001. The implementation did not have a material impact to the company’s financial statements.

The Financial Accounting Standards Board has recently issued an exposure draft for Business Combinations and Intangible Assets. Under the exposure draft, goodwill arising from the purchase of assets would not be amortized to earnings over a period of time, which is the current practice. Instead, it would be reviewed for impairment and expensed against earnings only in the periods in which the recorded value of goodwill is more than its implied fair value. Goodwill amortization reduced the company’s basic and diluted net earnings per share by $.36 and $.26 in 2001 and 2000, respectively. This exposure draft is not final and may change before any new accounting standard is adopted.

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

SUPERVALU carries notes receivable because, in the normal course of business the company makes long-term loans to certain retail customers (see “Notes Receivable” in the notes to the consolidated financial statements). The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

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

	Summary of Financial Instruments
	February 26, 2000	February 24, 2001	Aggregate maturities of principal by fiscal year
	Fair Value		2002	2003	2004	2005	2006	Thereafter
	(In millions, except rates)
Notes receivable with fixed interest rates
Principal receivable	$107.3	$118.5	$33.0	$16.4	$14.0	$13.7	$9.3	$32.1
Average rate receivable	7.9%	8.7%	8.6%	8.9%	8.8%	9.0%	9.4%	8.6%
Debt with variable interest rates
Principal payable	741.6	650.4	578.9	—	9.0	—	4.9	57.6
Average variable rate payable	5.7%	6.7%	Variable
Debt with fixed interest rates
Principal payable	1,397.6	1,394.2	21.4	324.5	21.9	438.2	58.2	530.0
Average fixed rate payable	7.8%	8.6%	8.3%	7.8%	8.3%	8.5%	7.1%	8.1%
Variable-to-Fixed rate swap
Amount receivable (payable)	1.5	(13.5)	—	—	57.9	—	—	100.0	(not payable)
Average fixed rate payable	6.8%	6.8%	6.8%	6.8%	7.3%	7.4%	7.4%	7.4%
Average variable rate receivable	6.1%	5.4%
Fixed-to-Variable rate swap
Amount receivable	8.7	10.4	—	100.0	(not payable )
Average variable rate payable	6.1%	5.4%
Average fixed rate receivable	8.9%	8.9%	8.9%	8.9%

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Annual Report includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements include the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the company’s ability to attract and retain customers for its food distribution operations and to control food distribution costs, the company’s ability to execute restructure activities, the availability of favorable credit and trade terms, food price changes, other risk factors inherent in the food wholesaling and retail businesses and other factors discussed from time to time in reports filed by the company with the Securities and Exchange Commission. These risks and uncertainties are detailed in Exhibit 99.1 to the company’s Annual Report on Form 10-K for the year ended February 24, 2001; others may be detailed from time to time in the company’s future Securities and Exchange Commission filings.

ITEM  7.A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by Item 7.A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 above.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-24. See “Index of Selected Financial Data, Financial Statements and Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10, as to (a) Directors of the Registrant and (b) compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2001 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1),” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding executive officers is included in Part I immediately following Item 4 above.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2001 Annual Meeting of Stockholders under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values,” “Long-Term Incentive Plans—Awards in Last Fiscal Year,” “Pension Plans,” and “Change in Control Agreements,” and under the heading “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2001 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2001 Annual Meeting of Stockholders under the heading “Compensation Committee Interlocks and Insider Participation.”

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
Pamela K. Knous Executive Vice President and Chief Financial Officer (Authorized officer of Registrant)

SUPERVALU INC.
Annual Report on Form 10-K

Items 6, 8 and 14(a)

Index of Selected Financial Data and Financial Statements and Schedules

Page
Selected Financial Data:

Five Year Financial and Operating Summary	F-2

Financial Statements:

Independent Auditors’ Report of KPMG LLP	F-3

Consolidated composition of net sales and operating earnings for each of the three years ended February 24, 2001, February 26, 2000 and February 27, 1999	F-4

Consolidated statements of earnings for each of the three years ended February 24, 2001, February 26, 2000 and February 27, 1999	F-5

Consolidated balance sheets as of February 24, 2001 and February 26, 2000	F-6

Consolidated statements of stockholders’ equity for each of the three years ended February 24, 2001, February 26, 2000 and February 27, 1999	F-7

Consolidated statements of cash flows for each of the three years ended February 24, 2001, February 26, 2000 and February 27, 1999	F-8

Notes to consolidated financial statements	F-9–F-21

Unaudited quarterly financial information	F-22

Independent Auditors’ Report	F-23

Financial Schedules:

Schedule II: Valuation and qualifying accounts	F-24

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. and Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

	Restated 2001 (b)(h)	Restated 2000 (c)(h)	1999	1998 (g)	1997
Statement of Earnings Data (a)(f)
Net sales	$23,194,279	$20,339,079	$17,420,507	$17,201,378	$16,551,902
Cost of sales	20,650,331	18,113,357	15,620,127	15,430,642	14,885,249
Selling and administrative expenses	2,042,259	1,705,003	1,382,212	1,365,327	1,286,121
Gain on sale of Hazelwood Farms Bakeries	—	(163,662)	—	—	—
Restructure and other charges	171,264	103,596	—	—	—
Interest, net	190,835	135,392	101,907	113,993	120,695
Equity in earnings and gain on sale of ShopKo	—	—	—	(93,364)	(20,675)
Earnings before taxes	139,590	445,393	316,261	384,780	280,512
Provision for income taxes	66,720	203,703	124,923	154,023	105,468
Net earnings	72,870	241,690	191,338	230,757	175,044
Net earnings per common share – diluted	0.55	1.86	1.57	1.82	1.30
Cash earnings per common share – diluted	0.91	2.11	1.73	1.97	1.43

Balance Sheet Data (a)
Inventories (FIFO)	$1,477,180	$1,622,151	$1,195,217	$1,247,429	$1,221,344
Working capital (d)	(119,216)	(197,599)	188,000	286,800	361,260
Net property, plant and equipment	2,232,794	2,168,210	1,699,024	1,589,601	1,648,524
Total assets	6,390,344	6,493,292	4,265,949	4,093,010	4,283,326
Long-term debt (e)	2,008,474	1,953,741	1,246,269	1,260,728	1,420,591
Stockholders’ equity	1,783,149	1,820,228	1,305,639	1,201,905	1,307,423

Other Statistics (a) (f)
Earnings as a percent of net sales	98%	1.13%	1.10%	1.01%	1.06%
Return on average stockholders’ equity	12.12%	14.18%	15.24%	14.19%	13.89%
Book value per common share	$13.47	$13.52	$10.82	$9.94	$9.73
Current ratio (d)	95:1	92:1	1.12:1	1.20:1	1.26:1
Debt to capital ratio	59.7%	60.0%	54.6%	56.9%	55.8%
Dividends declared per common share	$.54 3/4	$.53 3/4	$.52 3/4	$.51 1/2	$.49 3/4
Weighted average common shares outstanding—diluted	132,829	130,090	121,961	126,550	134,954
Depreciation and amortization	$343,779	$277,062	$233,523	$230,082	$232,071
EBITDA	$906,796	$797,781	$651,691	$638,821	$633,278
EBITDA as a percent of sales	3.91%	3.92%	3.74%	3.71%	3.83%
Capital expenditures	$511,673	$539,264	$346,390	$279,768	$285,939

Notes:

(a)	Fiscal 1998 contains 53 weeks; all other years include 52 weeks. Dollars in thousands except per share and percentage data.

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

(h)
The consolidated financial statements as of February 24, 2001 and February 26, 2000 and for each of the fiscal years then ended have been restated. See “Note to Consolidated Financial Statements—Restatement” included in Part II, Item 8.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 24, 2001 and February 26, 2000, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the fiscal years in the three year period ended February 24, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in the note to the consolidated financial statements entitled “Restatement,” the accompanying consolidated balance sheets as of February 24, 2001 and February 26, 2000 and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fiscal years ended February 24, 2001 and February 26, 2000 have been restated.

/s/    KPMG LLP

Minneapolis, Minnesota
April 3, 2001, except as to the note
entitled “Restatement,” which is
as of July 1, 2002

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS
(In thousands)

	Restated February 24, 2001 (52 weeks)	Restated February 26, 2000 (52 weeks)	February 27, 1999 (52 weeks)
Net sales
Retail food	$9,353,992	$8,069,767	$6,312,882
	40.3%	39.7%	36.2%
Food distribution	13,840,287	12,269,312	11,107,625
	59.7%	60.3%	63.8%

Total net sales	$23,194,279	$20,339,079	$17,420,507
	100.0%	100.0%	100.0%

Operating earnings
Retail food	$286,520	$338,646	$262,426
Food distribution	251,009	223,429	186,291
General corporate expenses	(35,840)	(41,356)	(30,549)
Gain on sale	—	163,662	—
Restructure and other charges	(171,264)	(103,596)	—

Total operating earnings	330,425	580,785	418,168
Interest expense, net	(190,835)	(135,392)	(101,907)

Earnings before income taxes	$139,590	$445,393	$316,261

Identifiable assets
Retail food	$3,101,018	$3,075,073	$1,658,858
Food distribution	3,275,435	3,408,866	2,597,216
Corporate	13,891	9,353	9,875

Total	$6,390,344	$6,493,292	$4,265,949

Depreciation and amortization
Retail food	$173,418	$149,574	$108,770
Food distribution	167,253	124,161	122,822
Corporate	3,108	3,327	1,931

Total	$343,779	$277,062	$233,523

Capital expenditures
Retail food	$347,540	$352,428	$198,299
Food distribution	158,591	180,968	143,337
Corporate	5,542	5,868	4,754

Total	$511,673	$539,264	$346,390

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

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Restated February 24, 2001 (52 weeks)	Restated February 26, 2000 (52 weeks)	February 27, 1999 (52 weeks)
Net sales	$23,194,279	$20,339,079	$17,420,507
Costs and expenses
Cost of sales	20,650,331	18,113,357	15,620,127
Selling and administrative expenses	2,042,259	1,705,003	1,382,212
Gain on sale	—	(163,662)	—
Restructure and other charges	171,264	103,596	—
Interest
Interest expense	212,898	154,482	124,111
Interest income	22,063	19,090	22,204

Interest expense, net	190,835	135,392	101,907

Total costs and expenses	23,054,689	19,893,686	17,104,246

Earnings before income taxes	139,590	445,393	316,261
Provision for income taxes
Current	76,609	224,744	108,403
Deferred	(9,889)	(21,041)	16,520

Income tax expense	66,720	203,703	124,923

Net earnings	$72,870	$241,690	$191,338

Weighted average number of common shares outstanding
Diluted	132,829	130,090	121,961
Basic	132,251	129,162	120,376

Net earnings per common share-diluted	$0.55	$1.86	$1.57
Net earnings per common share-basic	$0.55	$1.87	$1.59

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Restated February 24, 2001	Restated February 26, 2000
Assets
Current Assets
Cash and cash equivalents	$10,396	$10,920
Receivables, less allowance for losses of $30,904 in 2001 and $30,399 in 2000	579,600	564,323
Inventories	1,336,556	1,486,518
Other current assets	148,296	113,817

Total current assets	2,074,848	2,175,578

Long-term notes receivable, less allowance for losses of $10,300 in 2001 and $7,500 in 2000	87,350	86,914

Long-term investment in direct financing leases	74,038	92,310

Property, plant and equipment
Land	166,505	155,501
Buildings	1,051,027	1,037,398
Property under construction	57,631	50,381
Leasehold improvements	286,316	239,400
Equipment	1,645,641	1,486,850
Assets under capital lease	556,902	508,119

	3,764,022	3,477,649
Less accumulated depreciation and amortization
Owned property, plant and equipment	1,416,538	1,227,218
Assets under capital leases	114,690	82,221

Net property, plant and equipment	2,232,794	2,168,210

Goodwill	1,576,780	1,608,580
Other assets	344,534	361,700

Total assets	$6,390,344	$6,493,292

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$579,039	$576,513
Accounts payable	1,396,011	1,430,312
Accrued vacation, compensation and benefits	119,960	128,875
Current maturities of long-term debt	23,171	170,381
Current obligations under capital leases	31,497	29,901
Other current liabilities	185,010	172,828

Total current liabilities	2,334,688	2,508,810

Long-term debt	1,444,376	1,408,858
Long-term obligations under capital leases	564,098	544,883
Deferred income taxes	29,656	3,306
Other liabilities	234,377	207,207
Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value: Authorized 400,000 shares
Shares issued, 150,670 in 2001 and 2000	150,670	150,670
Capital in excess of par value	128,492	132,226
Retained earnings	1,846,087	1,846,120
Treasury stock, at cost, 18,296 shares in 2001 and 16,008 shares in 2000	(342,100)	(308,788)

Total stockholders’ equity	1,783,149	1,820,228

Total liabilities and stockholders’ equity	$6,390,344	$6,493,292

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock		Restated Retained Earnings	Total
	Shares	Amount	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 28, 1998	6	$5,908	150,670	$150,670	$2,927	(30,562)	$(507,296)	$1,549,696	$1,201,905
Net earnings	—	—	—	—	—	—	—	191,338	191,338
Sales of common stock under option plans	—	—	—	—	(5,902)	1,703	35,497	(3,667)	25,928
Cash dividends declare on common stock— $.5275 per share	—	—	—	—	—	—	—	(63,985)	(63,985)
Compensation under employee incentive Plans	—	—	—	—	1,057	786	10,914	—	11,971
Treasury shares exchanged for acquisitions	—	—	—	—	1,918	160	2,167	—	4,085
Purchase of shares for treasury	—	—	—	—	—	(2,648)	(65,603)	—	(65,603)

BALANCES AT FEBRUARY 27, 1999	6	5,908	150,670	150,670	—	(30,561)	(524,321)	1,673,382	1,305,639
Restated net earnings	—	—	—	—	—	—	—	241,690	241,690
Sales of common stock under option plans	—	—	—	—	(5,181)	377	10,738	—	5,557
Cash dividends declared on common stock— $.5375 per share	—	—	—	—	—	—	—	(68,952)	(68,952)
Compensation under employee incentive Plans	—	—	—	—	(1,802)	395	9,408	—	7,606
Treasury shares exchanged for Acquisitions	—	—	—	—	139,209	20,449	318,293	—	457,502
Redemption of preferred stock	(6)	(5,908)	—	—	—	—	—	—	(5,908)
Purchase of shares for treasury	—	—	—	—	—	(6,668)	(122,906)	—	(122,906)

RESTATED BALANCES AT FEBRUARY 26, 2000	—	—	150,670	150,670	132,226	(16,008)	(308,788)	1,846,120	1,820,228
Restated net earnings	—	—	—	—	—	—	—	72,870	72,870
Sales of common stock under option plans	—	—	—	—	(3,538)	279	7,095	—	3,557
Cash dividends declared on common stock— $.5475 per share	—	—	—	—	—	—	—	(72,903)	(72,903)
Compensation under employee incentive plans	—	—	—	—	(196)	366	8,271	—	8,075
Purchase of shares for treasury	—	—	—	—	—	(2,933)	(48,678)	—	(48,678)

RESTATED BALANCES AT FEBRUARY 24, 2001	—	$—	150,670	$150,670	$128,492	(18,296)	$(342,100)	$1,846,087	$1,783,149

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPERVALU INC. and Subsidiaries
(In thousands)

	Restated February 24, 2001 (52 weeks)	Restated February 26, 2000 (52 weeks)	February 27, 1999 (52 weeks)
Cash flows from operating activities
Net earnings	$72,870	$241,690	$191,338
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	343,779	277,062	233,523
LIFO expense (income)	4,991	8,253	(3,889)
Provision for losses on receivables	23,107	9,895	10,150
Gain on sale of assets	—	(163,662)	—
Restructure and other charges	171,264	103,596	—
Deferred income taxes	(9,889)	(21,041)	16,520
Other adjustments, net	829	2,032	64
Changes in assets and liabilities, excluding effect from acquisitions:
Receivables	(38,384)	(60,762)	(20,558)
Inventories	144,971	(191,256)	80,466
Accounts payable	(66,824)	61,997	14,623
Other assets and liabilities	4,511	73,368	37,703

Net cash provided by operating activities	651,225	341,172	559,940

Cash flows from operating activities
Additions to long-term notes receivable	(69,875)	(55,162)	(51,455)
Proceeds received on long-term notes receivable	69,439	52,101	95,172
Proceeds from sale of assets	48,179	374,714	64,658
Purchase of property, plant and equipment	(397,715)	(407,947)	(240,363)
Business acquisitions, net of cash acquired	—	(480,502)	(165,797)
Other investing activities	(30,389)	(17,704)	(23,578)

Net cash (used in) investing activities	(380,361)	(534,500)	(321,363)

Cash flows from financing activities
Net (decrease) increase in checks outstanding, net of deposits	(13,537)	23,529	15,958
Net issuance (reduction) of short-term notes payable	2,526	472,670	(61,439)
Proceeds from issuance of long term debt	60,000	594,485	207,155
Repayment of long-term debt	(171,692)	(672,303)	(260,928)
Reduction of obligations under capital leases	(28,220)	(28,376)	(24,945)
Proceeds from the sale of common stock under options plans	457	2,381	16,747
Redemption of preferred stock	—	(5,908)	—
Dividends paid	(72,244)	(66,932)	(64,014)
Payment for purchase of treasury stock	(48,678)	(122,906)	(65,603)

Net cash (used in) provided by financing activities	(271,388)	196,640	(237,069)
Net (decrease) increase in cash	(524)	3,312	1,508
Cash at beginning of year	10,920	7,608	6,100

Cash at end of year	$10,396	$10,920	$7,608

SUPPLEMENTAL CASH FLOW INFORMATION
The company’s non-cash investing and financing activities were as follows:
Leased asset additions and related obligation	$113,958	$131,316	$106,027

Acquisitions:
Fair value of assets acquired	$—	$1,951,004	$196,591
Cash paid	—	481,861	166,731
Common stock issued	—	457,502	—
Liabilities assumed	—	1,011,641	29,860
Interest paid (net of amount capitalized)	$214,377	$141,434	$127,505
Income taxes paid	$75,226	$245,177	$99,686

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101—Revenue Recognition. SAB No. 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. The company adopted SAB No. 101 in the fourth quarter of 2001. The implementation did not have a material impact to the company’s consolidated financial statements.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined through use of the last-in, first-out method (LIFO) for a major portion of consolidated inventories, 75.5 percent for fiscal 2001 and 75.4 percent for fiscal 2000. The first-in, first-out method (FIFO) is used to determine cost for remaining inventories that are principally perishable products. Market is replacement value. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company’s inventories would have been higher by approximately $140.6 million at February 24, 2001 and $135.6 million at February 26, 2000.

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

The estimated fair market value of the company’s long-term debt (including current maturities) was less than the carrying value by approximately $43.3 million and $1.2 million at February 24, 2001 and February 26, 2000, respectively. The estimated fair value was based on market quotes where available, discounted cash flows and market yields for similar instruments. The estimated fair market value of the company’s commercial paper and bank borrowings outstanding as of February 24, 2001 and February 26, 2000 approximates the carrying value.

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

RESTATEMENT

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $9.1 million and $1.2 million and net earnings per share–diluted by $0.07 and $0.01 for the fiscal years ended February 24, 2001 and February 26, 2000, respectively. Impacted financial statement line items were cost of sales, income tax expense, inventory, accounts receivable and other current liabilities. There was no impact on net cash from operating activities. The consolidated financial statements as of and for the fiscal years ended February 24, 2001 and February 26, 2000 and notes thereto included in this amended Annual Report on Form 10-K have been restated to include the effects of the corrections of these misstatements, as follows:

Consolidated Statements of Earnings	As previously reported 2001	Restated 2001	As previously reported 2000	Restated 2000
	(in millions, except per share amounts)
Net sales	$23,194.3	$23,194.3	$20,339.1	$20,339.1
Cost of sales	20,635.6	20,650.3	18,111.3	18,113.4
Earnings before income taxes	154.4	139.6	447.5	445.4
Income tax expense	72.4	66.7	204.6	203.7
Net earnings	82.0	72.9	242.9	241.7
Net earnings per common share—diluted	$0.62	$0.55	$1.87	$1.86
Net earnings per common share—basic	$0.62	$0.55	$1.88	$1.87

Consolidated Balance Sheets	As previously reported 2001	Restated 2001	As previously reported 2000	Restated 2000
	(in millions)
Total current assets	$2,091.7	$2,074.8	$2,177.6	$2,175.6
Total assets	6,407.2	6,390.3	6,495.4	6,493.3
Total current liabilities	2,341.2	2,334.7	2,509.6	2,508.8
Total stockholders’ equity	1,793.5	1,783.1	1,821.5	1,820.2
Total liabilities and stockholders’ equity	6,407.2	6,390.3	6,495.4	6,493.3

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RICHFOOD ACQUISITION

On August 31, 1999, the company acquired, in a merger, all of the outstanding common stock of Richfood Holdings, Inc. (“Richfood”), a major food retailer and distributor operating primarily in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase. The company issued approximately 19.7 million shares of SUPERVALU common stock with a market value of approximately $443 million, paid $443 million in cash for the common stock of Richfood and assumed approximately $685 million of debt in conjunction with the acquisition. In addition, the company repaid approximately $394 million of outstanding Richfood debt, leaving approximately $291 million outstanding immediately after the acquisition. The allocation of the consideration paid for Richfood to the consolidated assets and liabilities is based on estimates of their respective fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 billion is being amortized on a straight line basis over 40 years. The results of Richfood’s operations from August 31, 1999 have been included in the company’s consolidated financial statements.

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

	Restated 2000		1999
	(In thousands, except per share data)
Net sales	$22,309,061		$21,178,846
Net earnings	$260,155	(a)	$207,887	(b)
Net earnings per common share—diluted	$1.86	(a)	$1.47	(b)

(a)	Amounts include a net gain of $10.9 million or $.08 per share-diluted from the gain on the sale of Hazelwood Farms Bakeries and from restructure and other charges.

(b)	Amounts include a restructure charge taken by Richfood of $14.5 million or $.10 per share-diluted in their fourth quarter ended May 1998.

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

COMPONENTS OF THE FISCAL 2001 COMPANY-WIDE ASSET REVIEW
AS REFLECTED IN THE CONSOLIDATED STATEMENT OF EARNINGS

Caption	Nature of Charge	Charge (In thousands)
Restructure and other charges	• Consolidation of distribution centers	$67,193
	• Exit of non-core retail markets	68,024
	• Disposal of non-core assets and other administrative reductions	46,398
	• Reversal of prior year charge	(10,351)

	Total restructure and other charges	171,264

Cost of sales	• Inventory markdowns for restructure activities and store closings	17,088

Selling and administrative expenses	• Store closing reserves, write-off of uncollectible receivables and other items	51,777

	Total charges	$240,129

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fiscal 2001 restructure charge activity is summarized as follows:

	Original Pretax Charge	Fiscal 2001 Activity	Balance February 24, 2001
	(In thousands, except for employees)
Consolidation of distribution centers	$67,193	$25,694	$41,499
Exit of non-core retail markets	68,024	34,289	33,735
Disposal of non-core assets and other administrative reductions	46,398	29,779	16,619

Total restructure and other charges	$181,615	$89,762	$91,853

Employees	4,500	—	4,500

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

During the fourth quarter of fiscal 2001, the company reduced the fiscal 2000 restructure reserve by $10.3 million primarily for a change in estimate for the disposal of a remaining facility, which will occur, in the first half of fiscal 2002. Details of the fiscal 2000 restructuring activity for fiscal 2001 follow:

	Balance February 26, 2000	Fiscal 2001 Activity	Fiscal 2001 Adjustment	Balance February 24, 2001
	(In thousands, except for employees)
Facility consolidation	$44,550	$22,727	$(10,351)	$11,472
Non-core store disposal	29,326	24,922	—	4,404
Infrastructure realignment	6,791	4,811	—	1,980

Total restructure and other charges	$80,667	$52,460	$(10,351)	$17,856

Employees	1,513	644	(406)	463

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DEBT

	February 24, 2001	February 26, 2000
	(In thousands, except payment data)
7.625%-8.875% promissory notes semi-annual interest payments of $39.5 million; due fiscal 2003 to 2023	$1,000,000	$1,000,000
9.75% senior notes, $168,850 face amount semi-annual interest payments of $8.2 million; due fiscal 2005	178,111	181,485
6.23%-6.69% medium-term notes semi-annual interest payments of $3.4 million; due fiscal 2002 to 2007	103,500	161,000
Variable rate three month LIBOR plus 1%	—	88,513
Variable rate to 7.125% industrial revenue bonds	74,526	80,712
8.28%-9.96% promissory notes; due fiscal 2002 to 2010	37,648	50,757
7.78% and 8.02% obligations with quarterly payments of principal and interest; due fiscal 2005 and 2006	60,000	—
Other debt	13,762	16,772

	1,467,547	1,579,239
Less current maturities	23,171	170,381

Long-term debt	$1,444,376	$1,408,858

Aggregate maturities of long-term debt during the next five fiscal years are:

(In thousands)
2002	$23,171
2003	324,508
2004	30,930
2005	438,216
2006	63,153

The company has entered into revolving credit agreements with various financial institutions, which are available for general corporate purposes, to support the company’s commercial paper program and for the issuance of letters of credit. A $400 million revolving credit agreement, with rates tied to LIBOR plus .180 to .275 percent, is in place and expires in October 2002. As of February 24, 2001, letters of credit outstanding under this agreement totaled $21.7 million compared to $40.5 million outstanding as of February 26, 2000. In August 1999, the company executed a 364-day $300 million revolving credit agreement with rates tied to LIBOR plus .310 to .535 percent. This agreement was amended and restated in August 2000 to change the maturity date to August 2001. As of February 24, 2001, the company had $250 million outstanding under the 364-day credit agreement. The company periodically enters into

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

short-term credit agreements having tenors of three to nine months. As of February 24, 2001, the company had $215 million in credit facilities under such agreements with rates tied to LIBOR plus .310 to .515 percent. As of February 24, 2001 and February 26, 2000, total commercial paper outstanding was $327 and $574 million, respectively. The weighted-average interest rate on short-term borrowings outstanding was 6.4 percent at February 24, 2001 and 5.8 percent at February 26, 2000.

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

The counterparties to these agreements have been major U.S. and international financial institutions with credit ratings higher than the company’s.

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

Future minimum obligations under capital leases in effect at February 24, 2001 are as follows:

Lease Obligations
(In thousands)
2002	$66,836
2003	66,376
2004	65,450
2005	65,110
2006	63,778
Later	644,660

Total future minimum obligations	972,210
Less interest	456,072

Present value of net future minimum obligations	516,138
Less current portion	24,370

Long-term obligations	$491,768

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouses and computer equipment. Future minimum obligations under operating leases in effect at February 24, 2001 are as follows:

Lease Obligations
(In thousands)
Fiscal Year
2002	$109,731
2003	100,313
2004	85,908
2005	76,387
2006	68,119
Later	376,111

Total future minimum obligations	$816,569

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $88.4, $61.5 and $44.4 million in fiscal 2001, 2000 and 1999, respectively.

Future minimum receivables under operating leases and subleases in effect at February 24, 2001 are as follows:

	Owned Property	Leased Property	Total
	(In thousands)
Fiscal Year
2002	$2,703	$21,078	$23,781
2003	2,656	19,059	21,715
2004	2,328	16,596	18,924
2005	2,133	13,154	15,287
2006	1,850	10,771	12,621
Later	6,116	33,711	39,827

Total future minimum receivables	$17,786	$114,369	$132,155

Owned property under operating leases is as follows:

	February 24, 2001	February 26, 2000
	(In thousands)
Fiscal Year
Land, buildings and equipment	$44,946	$37,240
Less accumulated depreciation	20,911	19,238

Net land, buildings and equipment	$24,035	$18,002

Direct financing leases:

Under direct financing capital leases, the company leases buildings on behalf of independent retailers with terms ranging from 5 to 25 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 24, 2001 are as follows:

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Direct Financing Lease Receivables	Capital Lease Obligations
	(In thousands)
Fiscal Year
2002	$14,235	$13,328
2003	13,377	12,528
2004	12,145	11,423
2005	10,983	10,372
2006	10,159	9,574
Later	71,571	67,886

Total minimum lease payments	132,470	125,111
Less unearned income	51,348	—
Less interest	—	45,654

Present value of net minimum lease payments	81,122	79,457
Less current portion	7,084	7,127

Long-term portion	$74,038	$72,330

INCOME TAXES

The provision for income taxes consists of the following:

	Restated 2001	Restated 2000	1999
	(In thousands)
Current
Federal	$65,728	$187,114	$90,166
State	11,481	38,109	18,528
Tax credits	(600)	(479)	(291)

Deferred
Restructure and other charges	(45,885)	(31,678)	—
Other	35,996	10,637	16,520

Total provision	$66,720	$203,703	$124,923

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

	Restated 2001	Restated 2000	1999
	(In thousands)
Federal taxes based on statutory rate	$48,856	$155,888	$110,691
State income taxes, net of
Federal benefit	4,764	19,107	13,568
Nondeductible goodwill	22,354	11,118	6,236
Asset sale basis difference	—	24,238	—
Audit settlements	(6,539)	—	—
Other	(2,715)	(6,648)	(5,572)

Total provision	$66,720	$203,703	$124,923

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 24, 2001 and February 26, 2000 are as follows:

	2001	2000
	(In thousands)
Deferred tax assets:
Deprecation and amortization	$64,452	$51,268
Restructure and other charges	87,337	41,452
Net operating loss from acquired Subsidiaries	46,255	56,784
Provision for obligations to be settled in future periods	171,426	169,359
Inventory	20,479	13,073
Other	21,132	14,719

Total deferred tax assets	411,081	346,655

Deferred tax liabilities:
Depreciation and amortization	(127,212)	(121,458)
Acquired assets adjustment to fair values	(41,077)	(24,430)
Tax deductions for benefits to be paid in future periods	(132,604)	(104,807)
Other	(47,747)	(43,408)

Total deferred tax liabilities	(348,640)	(294,103)

Net deferred tax asset	$62,441	$52,552

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the options are as follows:

	Shares (In thousands)	Weighted Average Price per Share
Outstanding, February 28, 1998	8,378	$15.67
Granted	2,377	23.74
Exercised	(2,487)	14.98
Canceled and forfeited	(352)

Outstanding, February 27, 1999	7,916	18.26
Richfood acquisition	1,030	24.30
Granted	3,458	28.73
Exercised	(562)	14.76
Canceled and forfeited	(100)

Outstanding, February 26, 2000	11,742	22.01
Granted	4,243	15.15
Exercised	(509)	15.72
Canceled and forfeited	(1,066)

Outstanding, February 24, 2001	14,410	$20.26

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

As of February 24, 2001, limited stock appreciation rights have been granted and are outstanding under the 1978, 1989 and 1993 Stock Appreciation Rights Plans. Such rights relate to options granted to purchase 2.7 million shares of common stock and are exercisable only upon a “change of control.”

No compensation cost has been recognized for options issued under the Stock Option Plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2001, 2000 and 1999 net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Restated 2001	Restated 2000	1999
	(In thousands, except per share amounts)
Net earnings
As reported	$72,870	$241,690	$191,338
Pro forma	64,976	236,130	185,951

Earnings per share—diluted
As reported	$0.55	$1.86	$1.57
Pro forma	0.49	1.82	1.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2001	2000	1999
Assumptions
Dividend yield	2.00%	2.00%	1.99%
Risk free interest rate	4.83%	6.57%	5.27%
Expected life	5 years	5 years	4 years
Expected volatility	30.40%	21.97%	19.33%
Estimated fair value of options granted per share	$4.37	$6.20	$4.62

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

	Restated 2001	Restated 2000	1999
	(In thousands, except per share amounts)
Earnings per share-basic
Income available to common shareholders	$72,870	$241,690	$191,338
Weighted average shares outstanding	132,251	129,162	120,376
Earnings per share—basic	$0.55	$1.87	$1.59

Earnings per share-diluted
Income available to common shareholders	$72,870	$241,690	$191,338
Weighted average shares outstanding	132,251	129,162	120,376
Dilutive impact of options outstanding	578	928	1,585

Weighted average shares and potential dilutive shares outstanding	132,829	130,090	121,961
Earnings per share-diluted	$0.55	$1.86	$1.57

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables set forth the change in benefit obligation and plan assets, a reconciliation of the accrued benefit costs and total benefit cost for the fiscal year for the company’s defined benefit pension plans and other postretirement plans:

	Pension Benefits		Other Benefits
	February 24, 2001	February 26, 2000	February 24, 2001	February 26, 2000
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$379,154	$321,693	$72,061	$74,315
Acquisitions	—	56,700	—	—
Service cost	16,217	15,991	2,000	2,040
Interest cost	28,859	23,657	5,407	4,915
Plan amendments	319	—	—	—
Actuarial loss (gain)	11,174	(22,304)	11,736	(5,910)
Benefits paid	(23,206)	(16,583)	(4,958)	(3,299)

Benefit obligation at end of year	$412,517	$379,154	$86,246	$72,061

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$392,374	$284,767	$—	$—
Acquisitions	—	81,300	—	—
Actual return on plan assets	27,897	33,484	—	—
Company contributions	12,620	9,406	2,650	3,299
Plan participants’ contributions	—	—	4,958	2,319
Benefits paid	(23,206)	(16,583)	(7,608)	(5,618)

Fair value of plan assets at end of year	$409,685	$392,374	$—	$—

RECONCILIATION OF PREPAID (ACCRUED) COST
Funded status	$(2,832)	$13,220	$(86,246)	$(72,061)
Accrued contribution	3,264	3,230	—	—
Unrecognized net loss	32,145	10,406	21,621	10,052
Unrecognized prior service cost	(306)	(783)	(1,164)	(1,435)

Prepaid (accrued) pension cost	$32,271	$26,073	$(65,789)	$(63,444)

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
	(In thousands)
NET BENEFIT COSTS FOR THE FISCAL YEAR
Service cost	$16,217	$15,991	$12,916	$2,000	$2,040	$1,750
Interest cost	28,859	23,657	20,638	5,407	4,915	4,895
Expected return on plan assets	(38,231)	(31,928)	(25,634)	—	—	—
Amortization of:
Unrecognized net loss	—	192	2	167	509	362
Unrecognized prior service cost	(159)	(187)	(72)	(271)	(262)	(262)
Unrecognized net obligation	(306)	63	152	—	—	—

Net benefit costs for the fiscal year	$6,380	$7,788	$8,002	$7,303	$7,202	$6,745

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

Information concerning the company’s continuing operations by business segment for the years ended February 24, 2001, February 26, 2000 and February 27, 1999 is contained on page F-4.

SIGNIFICANT CUSTOMER

During fiscal 2001, Kmart represented 10.5 percent of net sales. Receivables outstanding for Kmart at February 24, 2001 were $70.0 million or 11.5 percent. The supply agreement with Kmart will terminate June 30, 2001. During fiscal 2000 and 1999, no single customer accounted for greater than 10 percent of net sales or accounts receivable.

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

Unaudited Quarterly Financial Information
(In thousands, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

The quarterly information for the fiscal years ended February 24, 2001 and February 26, 2000 have been restated to reflect the effects of the corrections of the misstatements announced in June 2002. For further discussion of these misstatements, refer to the “Notes to the Consolidated Financial Statements—Restatement”.

	Restated Fiscal Year (52 Weeks) Ended February 24, 2001
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
	(In thousands, except per share data)
Net sales	$6,953,393	$5,333,823	$5,420,238	$5,486,825	$23,194,279
Gross profit	744,068	590,991	582,305	626,584	2,543,948
Net earnings	67,376	55,605	46,136	(96,247)	72,870
Net earnings per common share-diluted	.51	.42	.35	(.73)	.55
Dividends declared per common share	$.1350	$.1375	$.1375	$.1375	$.5475
Weighted average shares-diluted	133,026	133,096	132,733	132,404	132,829

	Restated Fiscal Year (52 Weeks) Ended February 26, 2000
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
	(In thousands, except per share data)
Net sales	$5,289,720	$4,145,775	$5,361,732	$5,541,852	$20,339,079
Gross profit	542,694	447,504	581,456	654,068	2,225,722
Net earnings	66,643	45,068	58,502	71,477	241,690
Net earnings per common share-diluted	.55	.36	.42	.52	1.86
Dividends declared per common share	$.1325	$.1350	$.1350	$.1350	$.5375
Weighted average shares-diluted	120,769	123,682	140,469	138,545	130,090

Note:  Net earnings for fiscal 2001 included restructure and other items of $153.9 or $1.16 per diluted share. Net earnings for fiscal 2000 included a net gain of $10.9 million or $.08 per diluted share from the gain on the sale of Hazelwood Farms Bakeries and for restructure and other charges.

The effects of the correction of the misstatements on the quarterly information for fiscal 2001 and fiscal 2000 are as follows:

Fiscal Year (52 Weeks) Ended February 24, 2001	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
	Increase (Decrease)
	(In thousands, except per share data)
Gross profit	$(4,204)	$(2,746)	$(2,233)	$(5,584)	$(14,767)
Net earnings	(2,589)	(1,691)	(1,375)	(3,440)	(9,095)
Net earnings per common share—diluted	(0.02)	(0.01)	(0.01)	(0.03)	(0.07)

Fiscal Year (52 Weeks) Ended February 26, 2000	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
	Increase (Decrease)
	(In thousands, except per share data)
Gross profit	$(129)	$(682)	$(250)	$(1,000)	$(2,061)
Net earnings	(78)	(414)	(152)	(607)	(1,251)
Net earnings per common share—diluted	No change	(0.01)	No change	No change	(0.01)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

SUPERVALU INC:

Under date of April 3, 2001, except as to the note entitled “Restatement,” which is as of July 1, 2002, we reported on the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 24, 2001 and February 26, 2000, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the fiscal years in the three-year period ended February 24, 2001, which are included in the annual report on Form 10-K for the 2001 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Minneapolis, Minnesota
April 3, 2001

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
Description	Balance at beginning of year	Additions		Deductions		Balance at end of year
Allowance for doubtful accounts:
Year ended:
February 24, 2001	30,399,000	12,307,000		11,802,000	(B)	$30,904,000
February 26, 2000	18,983,000	17,380,000	(A)	5,964,000	(B)	30,399,000
February 27, 1999	13,415,000	10,150,000		4,582,000	(B)	18,983,000
Allowance for notes receivable accounts:
Year ended:
February 24, 2001	7,500,000	10,800,000		8,000,000		$10,300,000
February 26, 2000	—	7,500,000		—		7,500,000
February 27, 1999	—	—		—		—

(A)	Includes $7.5 million for accounts of companies acquired.

(B)	Balance consists of accounts determined to be uncollectible and charged against reserves, net of collection on accounts previously charged off.

EXHIBIT INDEX

SUPERVALU INC.
ANNUAL REPORT ON FORM 10-K

Exhibit Number	Exhibit

12.1.	Ratio of Earnings to Fixed Charges.