Form 10-Q/A
period 2001-06-16
SUPERVALU INC
filed 2002-07-30
CIK 95521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 16, 2001.

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 1-5418

SUPERVALU INC.
(Exact name of registrant as specified in its Charter)

DELAWARE	41-0617000
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

11840 VALLEY VIEW ROAD,
EDEN PRAIRIE, MINNESOTA 55344
(Address of principal executive offices) (Zip Code)

(952) 828-4000
(Registrant’s telephone number, including area code)

N/A
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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 20, 2001 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	133,065,701

SUPERVALU is filing this Form 10-Q/A as a result of matters discussed in the “Notes to Consolidated Financial Statements— Restatement” to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

PART I—FINANCIAL INFORMATION

Item 1:    Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

SUPERVALU INC. and Subsidiaries

(In thousands, except per share data)

	First quarter (16 weeks) ended
	Restated June 16, 2001	% of sales	Restated June 17, 2000	% of sales
Net sales	$6,931,568	100.00%	$6,953,393	100.00%

Costs and expenses:
Cost of sales	6,164,652	88.94	6,209,325	89.30
Selling and administrative expenses	600,440	8.66	558,594	8.03
Amortization of goodwill	14,865	0.21	15,065	0.22
Interest
Interest expense	62,657	0.90	63,636	0.92
Interest income	6,430	0.09	6,021	0.09

Interest expense, net	56,227	0.81	57,615	0.83

Total costs and expenses	6,836,184	98.62	6,840,599	98.38

Earnings before income taxes	95,384	1.38	112,794	1.62

Provision for income taxes
Current	35,367		38,098
Deferred	3,049		7,320

Income tax expense	38,416	0.56	45,418	0.65

Net earnings	$56,968	0.82%	$67,376	0.97%

Net earnings per common share—diluted	$0.43		$0.51

Net earnings per common share—basic	$0.43		$0.51

Weighted average number of common shares outstanding
Diluted	132,576		133,026
Basic	132,493		131,987

Dividends declared per common share	$0.1375		$0.1350

All data subject to year-end audit.
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

SUPERVALU INC. and Subsidiaries

(In thousands)

	First Quarter (16 weeks) ended
	Restated June 16, 2001	Restated June 17, 2000
Net Sales

Retail food	$2,820,199	$2,698,508
% of total	40.7%	38.8%

Food distribution	4,111,369	4,254,885
% of total	59.3%	61.2%

Total net sales	$6,931,568	$6,953,393
	100.0%	100.0%

Earnings

Retail food	$87,640	$105,193
% of sales	3.1%	3.9%

Food distribution	75,787	74,909
% of sales	1.8%	1.8%

Subtotal	163,427	180,102
% of sales	2.4%	2.6%

General corporate expenses	(11,816)	(9,693)

Total operating earnings	151,611	170,409
% of sales	2.2%	2.5%

Interest income	6,430	6,021

Interest expense	(62,657)	(63,636)

Earnings before income taxes	95,384	112,794

Provision for income taxes	(38,416)	(45,418)

Net earnings	$56,968	$67,376

All data subject to year-end audit.

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SUPERVALU INC. and Subsidiaries

(In thousands)

	Restated First Quarter June 16, 2001	Restated Fiscal Year End February 24, 2001
Assets

Current Assets
Cash and cash equivalents	$40,071	$10,396
Receivables, net	547,627	579,600
Inventories	1,276,866	1,336,556
Other current assets	142,469	148,296

Total current assets	2,007,033	2,074,848

Long-term notes receivable	167,223	161,388
Property, plant and equipment, net	2,146,732	2,232,794
Goodwill	1,561,917	1,576,780
Other assets	419,817	344,534

Total assets	$6,302,722	$6,390,344

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$473,587	$579,039
Accounts payable	1,391,711	1,396,011
Current debt and obligations under capital leases	57,781	54,668
Other current liabilities	256,625	304,970

Total current liabilities	2,179,704	2,334,688

Long-term debt and obligations under capital leases	2,012,362	2,008,474
Other liabilities and deferred income taxes	290,236	264,033
Total stockholders’ equity	1,820,420	1,783,149

Total liabilities and stockholders’ equity	$6,302,722	$6,390,344

All data subject to year-end audit.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SUPERVALU INC. and Subsidiaries

(In thousands, except per share data)

	Common Stock			Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Shares	Amount	Restated Retained Earnings	Accumulated Other Comprehensive Loss	Total
RESTATED BALANCES AT FEBRUARY 26, 2000	150,670	$150,670	$132,226	(16,008)	$(308,788)	$1,846,120	$—	$1,820,228
Restated net earnings	—	—	—	—	—	72,870	—	72,870
Sales of common stock Under option plans	—	—	(3,538)	279	7,095	—	—	3,557
Cash dividends declared on common stock—$.5475 per share	—	—	—	—	—	(72,903)	—	(72,903)
Compensation under employee incentive plans	—	—	(196)	366	8,271	—	—	8,075
Purchase of shares for treasury	—	—	—	(2,933)	(48,678)	—	—	(48,678)

RESTATED BALANCES AT FEBRUARY 24, 2001	150,670	$150,670	$128,492	(18,296)	$(342,100)	$1,846,087	—	$1,783,149

Restated net earnings	—	—	—	—	—	56,968	—	56,968
Sales of common stock Under option plans	—	—	(347)	26	552	—	—	205
Cash dividends declared on common stock—$.1375 per share	—	—	—	—	—	(18,325)	—	(18,325)
Compensation under employee incentive plans	—	—	(1,842)	435	7,554	—	—	5,712
Other comprehensive loss	—	—	—	—	—	—	(7,289)	(7,289)

RESTATED BALANCES AT JUNE 16, 2001	150,670	$150,670	$126,303	(17,835)	$(333,994)	$1,884,730	$(7,289)	$1,820,420

All data subject to year-end audit

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPERVALU INC. and Subsidiaries
(In thousands)

	Year-to-date (16 weeks ended)
	June 16, 2001	June 17, 2000
Net cash provided by operating activities	$217,956	$246,387

Cash flows from investing activities
Additions to long-term notes receivable	(16,799)	(17,271)
Proceeds received on long-term notes receivable	11,137	6,183
Proceeds from sale of assets	22,303	11,636
Purchase of property, plant and equipment	(67,416)	(113,794)
Other cash used in investing activities	(24,507)	(44,412)

Net cash used in investing activities	(75,282)	(157,658)

Cash flows from financing activities
Net increase in checks outstanding, net of deposits	30,947	4,250
Net (reduction) issuance of short-term notes payable	(105,452)	92,286
Proceeds from issuance of long-term debt	10,000	—
Repayment of long-term debt	(5,576)	(91,492)
Dividends paid	(36,525)	(36,095)
Payment for purchase of treasury stock	—	(48,604)
Other cash used in financing activities	(6,393)	(8,213)

Net cash used in financing activities	(112,999)	(87,868)

Net increase in cash and cash equivalents	29,675	861
Cash and cash equivalents at beginning of quarter/year	10,396	10,920

Cash and cash equivalents at the end of first quarter	$40,071	$11,781

Supplemental Information:
Pretax LIFO expense	$(2,341)	$(641)
Pretax depreciation and amortization	$103,021	$96,349

All data subject to year-end audit.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Annual Report on Form 10-K of SUPERVALU INC. (“SUPERVALU” or the “company”) for its fiscal year ended February 24, 2001 (“fiscal 2001”).

Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities,” became effective for the Company on February 25, 2001. Therefore, at that date, the company’s interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liability of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.3 million, and a deferred tax liability of $4.7 million. There was no material impact on pre-tax earnings for first quarter 2002. As of June 16, 2001, the swaps were revalued, resulting in a decrease of $0.7 million to the liability. On July 6, 2001, the swaps were terminated which had no material cash impact.

Statement of Registrant

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at June 16, 2001 and June 17, 2000, and the results of the company’s operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Restatement

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $2.4 million and $2.6 million and net earnings per share—diluted by $0.02 and $0.02 for the first quarter of fiscal 2002 and 2001, respectively. Impacted financial statement line items were cost of sales, income tax expense, inventory, accounts receivable, accounts payable, and other current liabilities. There was no impact on net cash from operating activities. The condensed consolidated financial statements as of February 24, 2001 and June 16, 2001 and for the quarters ended June 16, 2001 and June 17, 2000 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these misstatements, as follows:

Consolidated Statements of Earnings	As previously reported Quarter ended June 16, 2001	Restated Quarter ended June 16, 2001	As previously reported Quarter ended June 17, 2000	Restated Quarter ended June 17, 2000
	(in millions, except per share amounts)
Net sales	$6,931.6	$6,931.6	$6,953.4	$6,953.4
Cost of sales	6,160.7	6,164.7	6,205.1	6,209.3
Earnings before income taxes	99.4	95.4	117.0	112.8
Income tax expense	40.0	38.4	47.0	45.4
Net earnings	59.4	57.0	70.0	67.4
Net earnings per common share—diluted	$0.45	$0.43	$0.53	$0.51
Net earnings per common share—basic	$0.45	$0.43	$0.53	$0.51

Condensed Consolidated Balance Sheets	As previously reported June 16, 2001	Restated June 16, 2001	As previously reported February 24, 2001	Restated February 24, 2001
	(in millions)
Total current assets	$2,014.1	$2,007.0	$2,091.7	$2,074.8
Total assets	6,309.7	6,302.7	6,407.2	6,390.3
Total current liabilities	2,173.9	2,179.7	2,341.2	2,334.7
Total stockholders’ equity	1,833.2	1,820.4	1,793.5	1,783.1
Total liabilities and stockholders’ equity	6,309.7	6,302.7	6,407.2	6,390.3

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

Details of the fiscal 2001 restructure activity for fiscal 2002 follow:

	Balance February 24, 2001	Fiscal 2002 Activity	Balance June 16, 2001
	(In thousands, except for employees)
Consolidation of distribution centers	$41,499	$1,325	$40,174
Exit of non-core retail markets	33,735	42	33,693
Disposal of non-core assets and other administrative reductions	16,619	238	16,381

Total restructure and other charges	$91,853	$1,605	$90,248

Employees	4,500	200	4,300

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

Details of the fiscal 2000 restructure activity for fiscal 2002 follow:

	Balance February 24, 2001	Fiscal 2002 Activity	Balance June 16, 2001
	(In thousands, except for employees)
Facility consolidation	$11,472	$220	$11,252
Non-core store disposal	4,404	826	3,578
Infrastructure realignment	1,980	196	1,784

Total restructure and other charges	$17,856	$1,242	$16,614

Employees	463	6	457

The reserves at the end of first quarter fiscal 2002 for fiscal 2000 restructure charges were $16.6 million, including $9.5 million for lease subsidies, lease terminations and future payments on exited leased facilities and $7.1 million for severance and employee related costs.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impacts of restatements to our previously reported consolidated financial statements as of February 24, 2001 and June 16, 2001 and for the first quarter fiscal 2002 and the first quarter fiscal 2001.

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $2.4 million and $2.6 million and net earnings per share—diluted by $0.02 and $0.02 for the first quarter of fiscal 2002 and 2001, respectively. The condensed consolidated financial statements as of February 24, 2001 and June 16, 2001 and for the quarters ended June 16, 2001 and June 17, 2000 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these misstatements.

Results of Operations

For the first quarter of fiscal 2002, the company achieved sales of $6.9 billion, net earnings of $57.0 million and diluted earnings per share of $0.43. Last year, sales were $7.0 billion, net earnings were $67.4 million and diluted earnings per share were $0.51.

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

Gross profit

Gross profit as a percentage of net sales was 11.1 percent compared to 10.7 percent last year. The increase was primarily due to distribution expense reductions in the logistics operations.

Selling and administrative expenses

Selling and administrative expenses, including goodwill amortization, as a percentage of sales were 8.9 percent for the current year compared to 8.3 percent last year. The increase in selling and administrative expenses as a percentage of sales was primarily due to the growing proportion of the company’s retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business.

Operating earnings

The company’s pretax operating earnings (earnings before interest and taxes) decreased to $151.6 million compared to $170.4 million last year, a 11.0 percent decrease. Operating earnings before depreciation and amortization decreased to $254.6 million compared with $266.8 million last year, a 4.6 percent decrease. Retail food operating earnings decreased 16.7 percent to $87.6 million, or 3.1 percent of sales, from last year’s $105.2 million, or 3.9 percent of sales, as sales gains were fully offset by higher promotional and selling and administrative expenses in certain markets. Retail food operating earnings before depreciation and amortization decreased 9.5 percent to $138.9 million, or 4.9 percent of sales, from last year’s $153.5 million, or 5.7 percent of sales. Food distribution operating earnings increased 1.2 percent to $75.8 million, or 1.8 percent of sales, from last year’s $74.9 million, or 1.8 percent of sales, due to cost reductions in distribution. Food distribution operating earnings before depreciation and amortization increased 3.8 percent to $126.7 million, or 3.1 percent of sales, from last year’s $122.0 million, or 2.9 percent of sales.

Interest expense

Interest expense decreased to $62.7 million compared with $63.6 million last year due to lower overall borrowing levels and lower interest rates since last year. Interest income increased to $6.4 million compared to $6.0 million last year.

Income taxes

The effective tax rate was 40.3 percent in the first quarter this year, comparable to last year.

Net earnings

Net earnings decreased 15.4 percent to $57.0 million or $0.43 per share -diluted compared with last year’s net earnings of $67.4 million or $0.51 per share—diluted. Cash earnings decreased to $0.54 per share—diluted compared with last year’s $0.62 per share—diluted. Weighted average shares—diluted decreased to 132.6 million compared with last year’s 133.0 million.

Liquidity and Capital Resources

Internally generated funds from operations continued to be the major source of liquidity and capital growth. Cash provided from operations was $218.0 million, compared with $246.4 million last year. The decrease is primarily due to a decrease in net earnings of $10.4 million and a decrease in net inventory of $59.3 million compared to $86.9 million last year. Net cash used in investing activities was $75.3 million, compared with $157.7 million last year. The decrease is primarily due to lower property, plant & equipment purchases. Net cash used in financing activities was $113.0 million, compared with $87.9 million last year. The increase in cash used is primarily due to the reduction of short-term notes payable, partially offset by the purchase of treasury stock during the first quarter of last year.

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

New accounting standards

Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities,” became effective for the Company on February 25, 2001. Therefore, at that date, the company’s interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liability of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.3 million, and a deferred tax liability of $4.7 million. There was no material impact on pre-tax earnings for first quarter 2002. As of June 16, 2001, the swaps were revalued, resulting in a decrease of $0.7 million to the liability. On July 6, 2001, the swaps were terminated which had no material cash impact.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on February 23, 2002. Any goodwill resulting from an acquisition completed after June 30, 2001 will not be amortized. SFAS No 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Quarterly Report includes forward-looking statements. The company’s businesses are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. These include, but are not limited to, the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company’s businesses, the ability to control food distribution costs, the ability of the company to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes and other risk factors inherent in the food wholesaling and retail businesses, all of which are set forth in further detail in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Other risks or uncertainties may be detailed from time to time in the company’s future Securities and Exchange Commission filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the company in the period covered by this report.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Restated Exhibits filed with this amended 10-Q/A and Reports on Form 8-K.

(a)	Exhibits:

(11)     Computation of Earnings Per Common Share.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 30, 2002	By:	/s/ Pamela K. Knous
Pamela K. Knous Executive Vice President, Chief Financial Officer (Authorized officer of Registrant)

EXHIBIT INDEX

Exhibit

(11)	Computation of Earnings Per Common Share