Form 10-Q/A
period 2001-09-08
SUPERVALU INC
filed 2002-07-30
CIK 95521

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 5, 2001 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	133,299,913

SUPERVALU is filing this Form 10-Q/A as a result of matters discussed in the “Notes to Consolidated Financial Statements— Restatement” to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

PART I—FINANCIAL INFORMATION

Item 1:    Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

SUPERVALU INC. and Subsidiaries

(In thousands, except per share data)

	Second quarter (12 weeks) ended
	Restated Sept. 8, 2001	% of sales	Restated Sept. 9, 2000	% of sales
Net sales	$4,715,257	100.00%	$5,333,823	100.00%

Costs and expenses
Cost of sales	4,124,244	87.46	4,742,832	88.93
Selling and administrative expenses	455,194	9.65	442,102	8.29
Amortization of goodwill	11,106	0.24	11,383	0.21

Interest
Interest expense	45,942	0.97	49,869	0.93
Interest income	5,870	0.12	5,430	0.10

Interest expense, net	40,072	0.85	44,439	0.83

Total costs and expenses	4,630,616	98.20	5,240,756	98.26

Earnings before income taxes	84,641	1.80	93,067	1.74

Provision for income taxes
Current	29,665		49,407
Deferred	4,408		(11,945)

Income tax expense	34,073	0.73	37,462	0.70

Net earnings	$50,568	1.07%	$55,605	1.04%

Net earnings per common share—diluted	$0.38		$0.42

Net earnings per common share—basic	$0.38		$0.42

Weighted average number of common shares outstanding
Diluted	134,249		133,096
Basic	133,130		132,321

Dividends declared per common share	$0.1400		$0.1375

All data subject to year-end audit.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SUPERVALU INC. and Subsidiaries

(In thousands, except per share data)

	Year-to-date (28 weeks) ended
	Restated Sept. 8, 2001	% of sales	Restated Sept. 9, 2000	% of sales
Net sales	$11,646,825	100.00%	$12,287,216	100.00%

Costs and expenses
Cost of sales	10,288,896	88.34	10,952,157	89.13
Selling and administrative expenses	1,055,634	9.06	1,000,696	8.14
Amortization of goodwill	25,971	0.22	26,448	0.22

Interest
Interest expense	108,599	0.93	113,505	0.92
Interest income	12,300	0.10	11,451	0.09

Interest expense, net	96,299	0.83	102,054	0.83

Total costs and expenses	11,466,800	98.45	12,081,355	98.32

Earnings before income taxes	180,025	1.55	205,861	1.68

Provision for income taxes
Current	65,032		102,145
Deferred	7,457		(19,265)

Income tax expense	72,489	0.63	82,880	0.68

Net earnings	$107,536	0.92%	$122,981	1.00%

Net earnings per common share—diluted	$0.81		$0.92

Net earnings per common share—basic	$0.81		$0.93

Weighted average number of common shares outstanding
Diluted	133,293		133,068
Basic	132,766		132,130

Dividends declared per common share	$0.2775		$0.2725

All data subject to year-end audit.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

SUPERVALU INC and Subsidiaries

(In thousands)

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	Restated Sept. 8, 2001	Restated Sept. 9, 2000	Restated Sept. 8, 2001	Restated Sept. 9, 2000
Net Sales

Retail food	$2,157,842	$2,141,789	$4,978,041	$4,840,297
% of total	45.8%	40.2%	42.7%	39.4%

Food distribution	2,557,415	3,192,034	6,668,784	7,446,919
% of total	54.2%	59.8%	57.3%	60.6%

Total net sales	$4,715,257	$5,333,823	$11,646,825	$12,287,216
	100.0%	100.0%	100.0%	100.0%

Earnings

Retail food	$91,135	$83,604	$178,775	$188,797
% of sales	4.2%	3.9%	3.6%	3.9%

Food distribution	42,598	62,575	118,385	137,484
% of sales	1.7%	2.0%	1.8%	1.8%

Subtotal	133,733	146,179	297,160	326,281
% of sales	2.8%	2.7%	2.6%	2.7%

General corporate expenses	(9,020)	(8,673)	(20,836)	(18,366)

Total operating earnings	124,713	137,506	276,324	307,915
% of sales	2.6%	2.6%	2.4%	2.5%

Interest income	5,870	5,430	12,300	11,451

Interest expense	(45,942)	(49,869)	(108,599)	(113,505)

Earnings before income taxes	84,641	93,067	180,025	205,861

Provision for income taxes	(34,073)	(37,462)	(72,489)	(82,880)

Net earnings	$50,568	$55,605	$107,536	$122,981

All data subject to year-end audit.

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SUPERVALU INC. and Subsidiaries

(In thousands)

	Restated Second Quarter September 8, 2001	Restated Fiscal Year End February 24, 2001
Assets

Current Assets
Cash and cash equivalents	$22,383	$10,396
Receivables, net	485,446	579,600
Inventories	1,163,841	1,336,556
Other current assets	138,009	148,296

Total current assets	1,809,679	2,074,848

Long-term receivables	162,336	161,388
Property, plant and equipment, net	2,162,576	2,232,794
Goodwill	1,545,773	1,576,780
Other assets	347,624	344,534

Total assets	$6,027,988	$6,390,344

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$386,384	$579,039
Accounts payable	1,199,137	1,396,011
Current debt and obligations under capital leases	55,665	54,668
Other current liabilities	289,952	304,970

Total current liabilities	1,931,138	2,334,688

Long-term debt and obligations under capital leases	1,955,892	2,008,474
Other liabilities and deferred income taxes	279,927	264,033
Total stockholders’ equity	1,861,031	1,783,149

Total liabilities and stockholders’ equity	$6,027,988	$6,390,344

All data subject to year-end audit.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SUPERVALU INC. and Subsidiaries

(In thousands, except per share data)

	Common Stock			Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Shares	Amount	Restated Retained Earnings	Other Comprehensive Loss		Total
RESTATED BALANCES AT FEBRUARY 26, 2000	150,670	$150,670	$132,226	(16,008)	($308,788)	$1,846,120	$		$1,820,228
Restated net earnings	—	—	—	—	—	72,870			72,870
Sales of common stock under option plans	—	—	(3,538)	279	7,095	—			3,557
Cash dividends declared on common stock—$.5475 per share	—	—	—	—	—	(72,903)			(72,903)
Compensation under employee incentive plans	—	—	(196)	366	8,271	—			8,075
Purchase of shares for treasury	—	—	—	(2,933)	(48,678)	—			(48,678)

RESTATED BALANCES AT FEBRUARY 24, 2001	150,670	$150,670	$128,492	(18,296)	$(342,100)	$1,846,087		$—	$1,783,149

Restated net earnings	—	—	—	—	—	107,536			107,536
Sales of common stock under option plans	—	—	(1,356)	457	8,339	—			6,983
Cash dividends declared on common stock—$0.2775 per share	—	—	—	—	—	(36,987)			(36,987)
Compensation under employee incentive plans	—	—	(2,251)	550	9,833	—			7,582
Other comprehensive loss	—	—	—	—	—	—		(7,232)	(7,232)

RESTATED BALANCES AT SEPTEMBER 8, 2001	150,670	$150,670	$124,885	(17,289)	$(323,928)	$1,916,636		$(7,232)	$1,861,031

All data subject to year-end audit.

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPERVALU INC. and Subsidiaries

(In thousands)

	Year-to-date (28 weeks ended)
	September 8, 2001	September 9, 2000
Net cash provided by operating activities	$479,209	$380,653

Cash flows from investing activities
Additions to long-term receivables	(21,658)	(31,052)
Proceeds received on long-term receivables	19,112	18,200
Proceeds from sale of assets	50,562	20,510
Purchase of property, plant and equipment	(125,972)	(187,346)
Other cash used in investing activities	(30,180)	(72,148)

Net cash used in investing activities	(108,136)	(251,836)

Cash flows from financing activities
Net (decrease) increase in checks outstanding	(119,808)	24,744
Net (reduction) issuance of short-term notes payable	(192,655)	43,729
Proceeds from issuance of long-term debt	10,000	—
Repayment of long-term debt	(11,973)	(95,499)
Dividends paid	(36,525)	(36,119)
Payment for purchase of treasury stock	—	(48,604)
Other cash used in financing activities	(8,125)	(13,528)

Net cash used in financing activities	(359,086)	(125,277)

Net increase in cash and cash equivalents	11,987	3,540
Cash and cash equivalents at beginning of period	10,396	10,920

Cash and cash equivalents at the end of period	$22,383	$14,460

Supplemental information:
Pretax LIFO expense	$3,882	$1,292
Pretax depreciation and amortization	$180,261	$175,312

Cash paid during the period for:
Income taxes	$72,108	$44,386
Interest	$110,511	$110,459

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

Statement of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities,” became effective for the Company on February 25, 2001. Therefore, at that date, the company’s interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liability of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.7 million, and a deferred tax liability of $5.0 million. As of June 16, 2001, the swaps were revalued, resulting in a decrease to the liability of $0.7 million, a decrease to deferred taxes of $0.2 million and a decrease to other comprehensive income of $0.5 million. On July 6, 2001, the swaps were terminated, which had no material impact to the company’s consolidated financial statements.

Statement of Registrant

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at September 8, 2001 and September 9, 2000, and the results of the company’s operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Restatement

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $1.6 million and $1.7 million and net earnings per share—diluted by $0.01 and $0.01 for the second quarter of fiscal 2002 and 2001, respectively, and to reduce previously reported net earnings by $4.0 million and $4.3 million and net earnings per share—diluted by $0.03 and $0.04 for the 28 week period of fiscal 2002 and 2001, respectively. Impacted financial statement line items were cost of sales, income tax expense, inventory, accounts receivable, accounts payable, and other current liabilities. There was no impact on net cash from operating activities. The condensed consolidated financial statements as of February 24, 2001 and September 8, 2001 and for the quarters and year-to-date periods ended September 8, 2001 and September 9, 2000 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these misstatements, as follows:

Consolidated Statements of Earnings	As previously reported Quarter ended September 8, 2001	Restated Quarter ended September 8, 2001	As previously reported Quarter ended September 9, 2000	Restated Quarter ended September 9, 2000
	(in millions, except per share amounts)
Net sales	$4,715.3	$4,715.3	$5,333.8	$5,333.8
Cost of sales	4,121.6	4,124.2	4,740.1	4,742.8
Earnings before income taxes	87.2	84.6	95.8	93.1
Income tax expense	35.0	34.0	38.5	37.5
Net earnings	52.2	50.6	57.3	55.6
Net earnings per common share—diluted	$0.39	$0.38	$0.43	$0.42
Net earnings per common share—basic	$0.39	$0.38	$0.43	$0.42

Consolidated Statements of Earnings	As previously reported Year-to-date ended September 8, 2001	Restated Year-to-date ended September 8, 2001	As previously reported Year-to-date ended September 9, 2000	Restated Year-to-date ended September 9, 2000
	(in millions, except per share amounts)
Net sales	$11,646.8	$11,646.8	$12,287.2	$12,287.2
Cost of sales	10,282.4	10,288.9	10,945.2	10,952.1
Earnings before income taxes	186.5	180.0	212.8	205.9
Income tax expense	75.0	72.5	85.5	82.9
Net earnings	111.5	107.5	127.3	123.0
Net earnings per common share—diluted	$0.84	$0.81	$0.96	$0.92
Net earnings per common share—basic	$0.84	$0.81	$0.96	$0.93

Condensed Consolidated Balance Sheets	As previously reported September 8, 2001	Restated September 8, 2001	As previously reported February 24, 2001	Restated February 24, 2001
	(in millions)
Total current assets	$1,818.3	$1,809.7	$2,091.7	$2,074.8
Total assets	6,036.6	6,028.0	6,407.2	6,390.3
Total current liabilities	1,925.4	1,931.1	2,341.2	2,334.7
Total stockholders’ equity	1,875.4	1,861.0	1,793.5	1,783.1
Total liabilities and stockholders’ equity	6,036.6	6,028.0	6,407.2	6,390.3

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

Details of the fiscal 2001 restructure activity, after-tax, for fiscal 2002 follow:

	Balance February 24, 2001	Fiscal 2002 Activity	Balance September 8, 2001
	(In thousands, except for employees)
Consolidation of distribution centers	$41,499	$4,568	$36,931
Exit of non-core retail markets	33,735	18,008	15,727
Disposal of non-core assets and other administrative reductions	16,619	585	16,034

Total restructure and other charges	$91,853	$23,161	$68,692

Employees	4,500	2,900	1,600

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

Details of the fiscal 2000 restructure activity, after-tax, for fiscal 2002 follow:

	Balance February 24, 2001	Fiscal 2002 Activity	Balance September 8, 2001
	(In thousands, except for employees)
Facility consolidation	$11,472	$3,519	$7,953
Non-core store disposal	4,404	1,450	2,954
Infrastructure realignment	1,980	243	1,737

Total restructure and other charges	$17,856	$5,212	$12,644

Employees	463	346	117

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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impacts of restatements to our previously reported consolidated financial statements as of February 24, 2001 and September 8, 2001 and for the second quarter and year-to-date fiscal 2002 and the second quarter and year-to-date fiscal 2001.

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $1.6 million and $1.7 million and net earnings per share—diluted by $0.01 and $0.01 for the second quarter of fiscal 2002 and 2001, respectively, and to reduce previously reported net earnings by $4.0 million and $4.3 million and net earnings per share—diluted by $0.03 and $0.04 for the 28 week period of fiscal 2002 and 2001, respectively. The condensed consolidated financial statements as of February 24, 2001 and September 8, 2001 and for the quarters and year-to-date periods ended September 8, 2001 and September 9, 2000 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these misstatements.

RESULTS FOR THE QUARTER:

For the second quarter of fiscal 2002, the company achieved sales of $4.7 billion, net earnings of $50.6 million and diluted earnings per share of $0.38. Last year, sales were $5.3 billion, net earnings were $55.6 million and diluted earnings per share were $0.42

Net sales

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

Gross profit

Gross profit as a percentage of net sales was 12.5 percent compared to 11.1 percent last year. The increase was due to the growing proportion of the company’s retail business, which operates at a higher gross profit margin as a percentage of net sales than the food distribution business, as well as improved merchandising activities in retail, and the impacts of exiting Kmart in distribution.

Selling and administrative expenses

Selling and administrative expenses, including goodwill amortization, as a percentage of sales were 9.9 percent for the current quarter compared to 8.5 percent last year. The increase in selling and administrative expenses as a percentage of sales was due to the growing proportion of the company’s retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business as well as increases in labor costs and employee benefits.

Operating earnings

The company’s pretax operating earnings (earnings before interest and taxes) were $124.7 million compared to $137.5 million last year, a 9.3 percent decrease. Operating earnings before depreciation and amortization were $201.9 million compared with $216.4 million last year, a 6.7 percent decrease. Retail food operating earnings increased 9.0 percent to $91.1 million, or 4.2 percent of sales, from last year’s $83.6 million, or 3.9 percent of sales. The increase was primarily a result of higher gross profit margins due to category management activities, partially offset by increases in labor costs and employee benefits. Retail food operating earnings before depreciation and amortization increased 6.3 percent to $130.7 million, or 6.1 percent of sales, from last year’s $122.9 million, or 5.7 percent of sales. Food distribution operating earnings decreased 31.9 percent to $42.6 million, or 1.7 percent of sales, from last year’s $62.6 million, or 2.0 percent of sales, primarily due to the exit of the Kmart business. Food distribution operating earnings before depreciation and amortization decreased 21.8 percent to $79.4 million, or 3.2 percent of sales, from last year’s $101.5 million, or 3.2 percent of sales.

Interest expense

Interest expense decreased to $45.9 million compared with $49.9 million last year due to lower overall borrowing levels and lower interest rates.

Income taxes

The effective tax rate was 40.3 percent in the second quarter, comparable to last year.

Net earnings

Net earnings decreased 9.0 percent to $50.6 million or $0.38 per share—diluted compared with last year’s net earnings of $55.6 million or $0.42 per share—diluted. Cash earnings decreased to $0.46 per share—diluted compared with last year’s $0.50 per share—diluted. Weighted average shares—diluted increased to 134.2 million compared with last year’s 133.1 million.

YEAR TO DATE RESULTS:

Year-to-date for fiscal 2002, the company achieved sales of $11.6 billion, net earnings of $107.5 million and diluted earnings per share of $0.81. Last year, net sales were $12.3 billion, net earnings were $123.0 million and diluted earnings per share were $0.92.

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

Gross profit

Gross profit as a percentage of net sales was 11.7 percent compared to 10.9 percent last year. The increase was due to the growing proportion of the company’s retail business, which operates at a higher gross profit margin as a percentage of net sales than the food distribution business and distribution expense reductions in the logistics operations.

Selling and administrative expenses

Selling and administrative expenses, including goodwill amortization, as a percentage of sales were 9.3 percent, compared to 8.4 percent last year. The increase in selling and administrative expenses as a percentage of sales was due to the growing proportion of the company’s retail business, which operates at a higher selling and administrative expense as a percentage of net sales than the food distribution business as well as increases in labor costs and employee benefits.

Operating earnings

The company’s pretax operating earnings (earnings before interest and taxes) decreased 10.3 percent to $276.3 million, compared with $307.9 million last year. Operating earnings before depreciation and amortization decreased to $456.6 million compared with $483.3 million last year, a 5.5 percent decrease. Retail food operating earnings decreased 5.3 percent to $178.8 million, or 3.6 percent of sales, from last year’s $188.8 million, or 3.9 percent of sales. The decrease primarily relates to higher promotional, selling and administrative expenses. Retail food operating earnings before depreciation and amortization decreased 2.4 percent to $269.8 million, or 5.4 percent of sales, from last year’s $276.5 million, or 5.7 percent of sales. Food distribution operating earnings decreased 13.9 percent to $118.4 million, or 1.8 percent of sales, from last year’s $137.5 million, or 1.8 percent of sales primarily due to the exit of the Kmart business. Food distribution operating earnings before depreciation and amortization decreased 7.8 percent to $206.1 million, or 3.1 percent of sales, from last year’s $223.5 million, or 3.0 percent of sales.

Interest expense

Interest expense decreased to $108.6 million compared with $113.5 million last year due to lower overall borrowing levels and lower interest rates since last year.

Income taxes

The effective tax rate was 40.3 percent, comparable to last year.

Net earnings

Net earnings decreased 12.6 percent to $107.5 million or 0.81 per share—diluted compared with last year’s net earnings of $123.0 million or $0.92 per share—diluted. Cash earnings decreased to $1.00 per share—diluted compared to last year’s $1.12 per share—diluted. Weighted average shares—diluted increased to 133.3 million compared with last year’s 133.1 million.

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

The company has established credit facilities with various financial institutions, which are available for general corporate purposes and for the issuance of letters of credit. On August 16, 2001, the company executed a 364- day $300 million revolving credit agreement that replaced the company’s maturing 364-day credit agreement, and amended its existing $400 million credit facility which expires in October 2002. As of September 8, 2001, the unused available credit under these facilities was $385 million.

Both credit facilities have rates tied to LIBOR plus a spread of 0.650 to 1.400 percent based on the company’s credit ratings as in effect from time to time, and require the company to comply with certain financial and other covenants, including interest expense coverage, leverage and asset coverage ratios. The credit agreements also provide that if the company’s long-term senior unsecured debt rating is reduced to BB+ or below by Standard & Poor’s or to Ba1 or below by Moody’s Investors Service, borrowings under these facilities will automatically become secured by certain assets of the company and certain of its subsidiaries and guaranteed by certain subsidiaries of the company.

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

New accounting standards

Statement of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities,” became effective for the Company on February 25, 2001. Therefore, at that date, the company’s interest rate swap agreements were recorded on its balance sheet at fair value, resulting in recognition of a liability of $23.5 million, a non-current asset of $10.8 million, a debit to other comprehensive loss of $7.7 million, and a deferred tax liability of $5.0 million. As of June 16, 2001, the swaps were revalued, resulting in a decrease to the liability of $0.7 million, a decrease to deferred taxes of $0.2 million and a decrease to other comprehensive income of $0.5 million. On July 6, 2001, the swaps were terminated, which had no material impact to the company’s consolidated financial statements.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is required and plans to adopt the provisions of Statement No. 143 in the first quarter of fiscal 2003.

In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standard No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Quarterly Report includes forward-looking statements. The company’s businesses are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. These include, but are not limited to, the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company’s businesses, general economic or political conditions that affect consumer buying habits generally, the ability to control food distribution costs, the ability of the company to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes and other risk factors inherent in the food wholesaling and retail businesses, all of which are set forth in further detail in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Other risks or uncertainties may be detailed from time to time in the company’s future Securities and Exchange Commission filings.

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

On August 20, 2001 the Registrant filed a report on Form 8-K reporting under Item 5. “Other Events” that it had amended its existing $400 million credit facility and entered into a new 364-day $300 million revolving credit facility.

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