Form 10-Q/A
period 2001-12-01
SUPERVALU INC
filed 2002-07-30
CIK 95521

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of January 8, 2002 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	132,413,300

SUPERVALU is filing this Form 10-Q/A as a result of matters discussed in the “Notes to Consolidated Financial Statements— Restatement” to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

PART I—FINANCIAL INFORMATION

Item 1:    Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

SUPERVALU INC. and Subsidiaries

(In thousands, except per share data)

	Third quarter (12 weeks) ended
	Restated Dec. 1, 2001	% of sales	Restated Dec. 2, 2000	% of sales
Net sales	$4,610,293	100.00%	$5,420,238	100.00%

Costs and expenses
Cost of sales	4,018,382	87.15	4,837,933	89.27
Selling and administrative expenses	455,488	9.88	461,281	8.50

Interest
Interest expense	43,666	0.95	49,092	0.91
Interest income	4,309	0.09	5,284	0.10

Interest expense, net	39,357	0.86	43,808	0.81

Total costs and expenses	4,513,227	97.89	5,343,022	98.58

Earnings before income taxes	97,066	2.11	77,216	1.42

Provision for income taxes
Current	9,019		52,017
Deferred	30,031		(20,937)

Income tax expense	39,050	0.85	31,080	0.57

Net earnings	$58,016	1.26%	$46,136	0.85%

Net earnings per common share—diluted	$0.43		$0.35

Net earnings per common share—basic	$0.43		$0.35

Weighted average number of common shares outstanding
Diluted	135,068		132,733
Basic	133,475		132,430

Dividends declared per common share	$0.1400		$0.1375

All data subject to year-end audit.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SUPERVALU INC. and Subsidiaries

(In thousands, except per share data)

	Year-to-date (40 weeks) ended
	Restated Dec. 1, 2001	% of sales	Restated Dec. 2, 2000	% of sales
Net sales	$16,257,118	100.00%	$17,707,454	100.00%

Costs and expenses
Cost of sales	14,307,278	88.01	15,790,090	89.17
Selling and administrative expenses	1,537,093	9.46	1,488,425	8.41

Interest
Interest expense	152,265	0.94	162,597	0.92
Interest income	16,609	0.11	16,735	0.10

Interest expense, net	135,656	0.83	145,862	0.82

Total costs and expenses	15,980,027	98.30	17,424,377	98.40

Earnings before income taxes	277,091	1.70	283,077	1.60

Provision for income taxes
Current	74,051		154,162
Deferred	37,488		(40,202)

Income tax expense	111,539	0.68	113,960	0.64

Net earnings	$165,552	1.02%	$169,117	0.96%

Net earnings per common share—diluted	$1.24		$1.27

Net earnings per common share—basic	$1.24		$1.28

Weighted average number of common shares outstanding
Diluted	133,826		132,956
Basic	132,979		132,220

Dividends declared per common share	$0.4175		$0.4100

All data subject to year-end audit.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

SUPERVALU INC and Subsidiaries

(In thousands)

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	Restated Dec. 1, 2001	Restated Dec. 2, 2000	Restated Dec. 1, 2001	Restated Dec. 2, 2000
Net Sales

Retail food	$2,194,831	$2,158,273	$7,172,872	$6,998,570
% of total	47.6%	39.8%	44.1%	39.5%

Food distribution	2,415,462	3,261,965	9,084,246	10,708,884
% of total	52.4%	60.2%	55.9%	60.5%

Total net sales	$4,610,293	$5,420,238	$16,257,118	$17,707,454
	100.0%	100.0%	100.0%	100.0%

Earnings

Retail food	$91,815	$66,250	$270,590	$255,047
% of sales	4.2%	3.1%	3.8%	3.6%

Food distribution	54,931	63,722	173,316	201,206
% of sales	2.3%	2.0%	1.9%	1.9%

Subtotal	146,746	129,972	443,906	456,253
% of sales	3.2%	2.4%	2.7%	2.6%

General corporate expenses	(10,323)	(8,948)	(31,159)	(27,314)

Total operating earnings	136,423	121,024	412,747	428,939
% of sales	3.0%	2.2%	2.5%	2.4%

Interest income	4,309	5,284	16,609	16,735
Interest expense	(43,666)	(49,092)	(152,265)	(162,597)

Earnings before income taxes	97,066	77,216	277,091	283,077
Provision for income taxes	(39,050)	(31,080)	(111,539)	(113,960)

Net earnings	$58,016	$46,136	$165,552	$169,117

All data subject to year-end audit.

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SUPERVALU INC. and Subsidiaries

(In thousands)

	Third Quarter Restated December 1, 2001	Fiscal Year End Restated February 24, 2001
Assets

Current Assets
Cash and cash equivalents	$11,322	$10,396
Receivables, net	450,101	579,600
Inventories	1,318,593	1,336,556
Other current assets	137,376	148,296

Total current assets	1,917,392	2,074,848
Long-term receivables	165,224	161,388
Property, plant and equipment, net	2,193,703	2,232,794
Goodwill	1,534,956	1,576,780
Other assets	339,444	344,534

Total assets	$6,150,719	$6,390,344

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$231,217	$579,039
Accounts payable	1,173,633	1,396,011
Current debt and obligations under capital leases	356,594	54,668
Other current liabilities	301,887	304,970

Total current liabilities	2,063,331	2,334,688

Long-term debt and obligations under capital leases	1,883,692	2,008,474
Other liabilities and deferred income taxes	299,111	264,033
Total stockholders’ equity	1,904,585	1,783,149

Total liabilities and stockholders’ equity	$6,150,719	$6,390,344

All data subject to year-end audit.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SUPERVALU INC. and Subsidiaries

(In thousands, except per share data)

	Common Stock			Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Shares	Amount	Restated Retained Earnings	Other Comprehensive Loss		Total
RESTATED BALANCES AT FEBRUARY 26, 2000	150,670	$150,670	$132,226	(16,008)	$(308,788)	$1,846,120	$		$1,820,228
Restated net earnings	—	—	—	—	—	72,870			72,870
Sales of common stock under option plans	—	—	(3,538)	279	7,095	—			3,557
Cash dividends declared on common stock—$0.5475 per share	—	—	—	—	—	(72,903)			(72,903)
Compensation under employee incentive plans	—	—	(196)	366	8,271	—			8,075
Purchase of shares for treasury	—	—	—	(2,933)	(48,678)	—			(48,678)

RESTATED BALANCES AT FEBRUARY 24, 2001	150,670	$150,670	$128,492	(18,296)	$(342,100)	$1,846,087		$—	$1,783,149

Restated net earnings						165,552			165,552
Sales of common stock under option plans			(2,862)	900	17,122				14,260
Cash dividends declared on common stock—$0.4175 per share						(55,703)			(55,703)
Compensation under employee incentive plans			(2,246)	547	9,726				7,480
Purchase of shares for treasury	—	—	—	(150)	(3,000)	—			(3,000)
Other comprehensive loss								(7,153)	(7,153)

RESTATED BALANCES AT DECEMBER 1, 2001	150,670	$150,670	$123,384	(16,999)	$(318,252)	$1,955,936		$(7,153)	$1,904,585

All data subject to year-end audit.

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPERVALU INC. and Subsidiaries

(In thousands)

	Year-to-date (40 weeks ended)
	December 1, 2001	December 2, 2000
Net cash provided by operating activities	$437,079	$338,742

Cash flows from investing activities
Additions to long-term receivables	(36,471)	(55,254)
Proceeds received on long-term receivables	30,831	34,672
Proceeds from sale of assets	73,243	31,519
Purchase of property, plant and equipment	(197,578)	(275,972)
Other cash used in investing activities	(32,709)	(48,264)

Net cash used in investing activities	(162,684)	(313,299)

Cash flows from financing activities
Net (decrease) increase in checks outstanding	(63,927)	42,871
Net (reduction) issuance of short-term notes payable	(347,822)	215,496
Proceeds from issuance of long-term debt	218,014	—
Repayment of long-term debt	(12,416)	(163,460)
Dividends paid	(55,195)	(54,338)
Payment for purchase of treasury stock	(3,000)	(48,604)
Other cash used in financing activities	(9,123)	(18,714)

Net cash used in financing activities	(273,469)	(26,749)

Net increase (decrease) in cash and cash equivalents	926	(1,306)
Cash and cash equivalents at beginning of period	10,396	10,920

Cash and cash equivalents at the end of period	$11,322	$9,614

Supplemental information:
Pretax LIFO expense	$4,372	$3,293
Pretax depreciation and amortization	$257,816	$253,422

Cash paid during the period for:
Income taxes	$80,351	$48,244
Interest	$147,644	$135,170

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

Statement of Registrant

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the Company and its subsidiaries at December 1, 2001 and December 2, 2000, and the results of the Company’s operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Restatement

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $1.0 million and $1.4 million and net earnings per share—diluted by $0.01 and $0.01 for the third quarter of fiscal 2002 and 2001, respectively, and to reduce previously reported net earnings by $5.0 million and $5.7 million and net earnings per share—diluted by $0.04 and $0.04 for the 40 week period of fiscal 2002 and 2001, respectively. Impacted financial statement line items were cost of sales, income tax expense, inventory, accounts receivable, accounts payable, and other current liabilities. There was no impact on net cash from operating activities. The condensed consolidated financial statements as of February 24, 2001 and December 1, 2001 and for the quarters and year-to-date periods ended December 1, 2001 and December 2, 2000 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these misstatements, as follows:

Consolidated Statements of Earnings	As previously reported Quarter ended December 1, 2001	Restated Quarter ended December 1, 2001	As previously reported Quarter ended December 2, 2000	Restated Quarter ended December 2, 2000
	(in millions, except per share amounts)
Net sales	$4,610.3	$4,610.3	$5,420.2	$5,420.2
Cost of sales	4,016.7	4,018.3	4,835.7	4,837.9
Earnings before income taxes	98.7	97.1	79.4	77.2
Income tax expense	39.7	39.1	31.9	31.1
Net earnings	59.0	58.0	47.5	46.1
Net earnings per common share—diluted	$0.44	$0.43	$0.36	$0.35
Net earnings per common share—basic	$0.44	$0.43	$0.36	$0.35

Consolidated Statements of Earnings	As previously reported Year-to-date ended December 1, 2001	Restated Year-to-date ended December 1, 2001	As previously reported Year-to-date ended December 2, 2000	Restated Year-to-date ended December 2, 2000
	(in millions, except per share amounts)
Net sales	$16,257.1	$16,257.1	$17,707.5	$17,707.5
Cost of sales	14,299.1	14,307.3	15,780.9	15,790.1
Earnings before income taxes	285.3	277.1	292.3	283.1
Income tax expense	114.7	111.5	117.5	114.0
Net earnings	170.6	165.6	174.8	169.1
Net earnings per common share—diluted	$1.28	$1.24	$1.31	$1.27
Net earnings per common share—basic	$1.28	$1.24	$1.32	$1.28

Condensed Consolidated Balance Sheets	As previously reported December 1, 2001	Restated December 1, 2001	As previously reported February 24, 2001	Restated February 24, 2001
	(in millions)
Total current assets	$1,932.9	$1,917.4	$2,091.7	$2,074.8
Total assets	6,166.2	6,150.7	6,407.2	6,390.3
Total current liabilities	2,063.4	2,063.3	2,341.2	2,334.7
Total stockholders’ equity	1,920.0	1,904.6	1,793.5	1,783.1
Total liabilities and stockholders’ equity	6,166.2	6,150.7	6,407.2	6,390.3

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

Details of the fiscal 2001 restructure balances, after-tax, for fiscal 2002 follow:

	Balance February 24, 2001	Fiscal 2002 Usage	Balance December 1, 2001
	(In thousands, except for employees)
Consolidation of distribution centers	$41,499	$5,957	$35,542
Exit of non-core retail markets	33,735	19,251	14,484
Disposal of non-core assets and other administrative reductions	16,619	5,444	11,175

Total restructure and other charges	$91,853	$30,652	$61,201

Employees	4,500	3,000	1,500

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

Details of the fiscal 2000 restructure balances, after-tax, for fiscal 2002 follow:

	Balance February 24, 2001	Fiscal 2002 Usage	Balance December 1, 2001
	(In thousands, except for employees)
Facility consolidation	$11,472	$4,322	$7,150
Non-core store disposal	4,404	1,817	2,587
Infrastructure realignment	1,980	557	1,423

Total restructure and other charges	$17,856	$6,696	$11,160

Employees	463	371	92

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

In November 2001, the Company sold zero-coupon convertible debentures having an aggregate initial principal amount at maturity of $811 million. The proceeds from the offering, net of approximately $5 million of expenses, were $208 million. The debentures mature in 30 years and are callable at the Company’s option on or after October 1, 2006. Holders may require the Company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006, or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. Each $1,000 debenture will be convertible into 9.6434 shares of the Company’s common stock at an initial conversion price of $27.29 per share, if the closing price of the Company’s common stock exceeds a specified price (initially, 120% of the conversion price, or $32.75 per share) for a specified period of time in any quarter beginning after February 23, 2002, or otherwise upon the occurrence of certain events. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. The Company may pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for the debentures.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impacts of restatements to our previously reported consolidated financial statements as of February 24, 2001 and December 1, 2001 and for the third quarter and year-to-date fiscal 2002 and the third quarter and year-to-date fiscal 2001.

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $1.0 million and $1.4 million and net earnings per share—diluted by $0.01 and $0.01 for the third quarter of fiscal 2002 and 2001, respectively, and to reduce previously reported net earnings by $5.0 million and $5.7 million and net earnings per share—diluted by $0.04 and $0.04 for the 40 week period of fiscal 2002 and 2001, respectively. The condensed consolidated financial statements as of February 24, 2001 and December 1, 2001 and for the quarters and year-to-date periods ended December 1, 2001 and December 2, 2000 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these misstatements.

RESULTS FOR THE QUARTER:

For the third quarter of fiscal 2002, the Company achieved sales of $4.6 billion, net earnings of $58.0 million and diluted earnings per share of $0.43. Last year, sales were $5.4 billion, net earnings were $46.1 million and diluted earnings per share were $0.35.

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

Gross profit

Gross profit, as a percentage of net sales, was 12.9 percent compared to 10.7 percent last year. The increase was primarily due to the growing proportion of the Company’s retail business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business. In addition, improved merchandising execution in retail and benefits of restructuring and reconfiguration activities in distribution added to the gross profit percent increase.

Selling and administrative expenses

Selling and administrative expenses as a percentage of net sales, were 9.9 percent for the current quarter compared to 8.5 percent last year. The increase in selling and administrative expenses as a percent of sales was due to the growing proportion of the Company’s retail business, which operates at a higher selling and administrative expense as a percentage of sales than does the food distribution business, as well as increases in labor and employee benefit costs.

Operating earnings

The Company’s pretax operating earnings (earnings before interest and taxes) were $136.4 million compared to $121.0 million last year, a 12.7 percent increase. Operating earnings before depreciation and amortization were $213.9 million compared with $199.2 million last year, a 7.4 percent increase. Retail food operating earnings increased 38.5 percent to $91.8 million, or 4.2 percent of sales, from last year’s $66.3 million, or 3.1 percent of sales. The increase was primarily a result of higher gross profit margins, partially offset by increases in labor and employee benefit costs. Retail food operating earnings before depreciation and amortization increased 25.7 percent to $132.7 million, or 6.1 percent of sales, from last year’s $105.6 million, or 4.9 percent of sales. Food distribution operating earnings decreased 13.8 percent to $54.9 million from last year’s $63.7 million. The decrease reflects customer losses, primarily the exit of the Kmart business. Operating earnings for distribution, as a percentage of net sales, increased to 2.3 percent this quarter from 2.0 percent in the prior year reflecting the benefits of restructuring and reconfiguration activities. Food distribution operating earnings before depreciation and amortization decreased 10.7 percent to $90.9 million, or 3.8 percent of sales, from last year’s $101.8 million, or 3.1 percent of sales.

Interest expense

Interest expense decreased to $43.7 million compared with $49.1 million last year due to lower overall borrowing levels and lower interest rates.

Income taxes

The effective tax rate was 40.2 percent in the third quarter, comparable to last year.

Net earnings

Net earnings increased 25.8 percent to $58.0 million or $0.43 per share—diluted compared with last year’s net earnings of $46.1 million or $0.35 per share—diluted. Weighted average shares—diluted increased to 135.1 million compared with last year’s 132.7 million.

RESULTS FOR THE YEAR:

Year-to-date for fiscal 2002, the Company achieved sales of $16.3 billion, net earnings of $165.6 million and diluted earnings per share of $1.24. Last year, net sales were $17.7 billion, net earnings were $169.1 million and diluted earnings per share were $1.27.

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

Gross profit

Gross profit as a percentage of net sales was 12.0 percent compared to 10.8 percent last year. This increase was primarily due to the growing proportion of the Company’s retail business, which operates at a higher gross profit margin, as a percentage of net sales, than does the food distribution business. In addition, improved merchandising execution in retail and benefits of restructuring and reconfiguration activities in distribution contributed to the increase in the gross profit percent.

Selling and administrative expenses

Selling and administrative expenses as a percentage of sales were 9.5 percent, compared to 8.4 percent last year. The increase in selling and administrative expenses as a percent of sales was due to the growing proportion of the Company’s retail business, which operates at a higher selling and administrative expense as a percentage of sales than does the food distribution business, as well as increases in labor and employee benefit costs.

Operating earnings

The Company’s pretax operating earnings (earnings before interest and taxes) decreased 3.8 percent to $412.7 million, compared with $428.9 million last year. Operating earnings before depreciation and amortization decreased to $670.6 million compared with $682.3 million last year, a 1.7 percent decrease. Retail food operating earnings increased 6.1 percent to $270.6 million, or 3.8 percent of sales, from last year’s $255.0 million, or 3.6 percent of sales. This increase in retail earnings was attributable to improved merchandising execution resulting in an improvement in gross margins. Retail food operating earnings before depreciation and amortization increased 5.4 percent to $402.5 million, or 5.6 percent of sales, from last year’s $382.0 million, or 5.5 percent of sales. Food distribution operating earnings decreased 13.9 percent to $173.3 million, or 1.9 percent of sales, from last year’s $201.2 million, or 1.9 percent of sales. The decrease in operating earnings reflects customer losses, primarily the exit of the Kmart business. Food distribution operating earnings before depreciation and amortization decreased 8.7 percent to $297.0 million, or 3.3 percent of sales, from last year’s $325.3 million, or 3.0 percent of sales.

Interest expense

Interest expense decreased to $152.3 million compared with $162.6 million last year due to lower overall borrowing levels and lower interest rates.

Income taxes

The effective tax rate was 40.3 percent, comparable to last year.

Net earnings

Net earnings decreased 2.1 percent to $165.6 million or $1.24 per share—diluted compared with last year’s net earnings of $169.1 million or $1.27 per share—diluted. Weighted average shares—diluted increased to 133.8 million compared with last year’s 133.0 million.

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

In November 2001, the Company sold zero-coupon convertible debentures having an aggregate initial principal amount at maturity of $811 million. The proceeds from the offering, net of $5 million of expenses, were $208 million and were used to pay down notes payable. The debentures mature in 30 years and are callable at the Company’s option on or after October 1, 2006. Holders may require the Company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006, or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. See Item 1 “Consolidated Financial Statements—Notes Payable” for a further description of these debentures.

In the third quarter, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock to offset the issuance of shares over time under the Company’s employee benefit plans and to replace the 1996 share repurchase program.

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

New accounting standards

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations” and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on February 23, 2002. Any goodwill resulting from an acquisition completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its consolidated financial statements.

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

In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is currently analyzing the effect this standard will have on its consolidated financial statements and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003.

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

•	the availability of favorable credit and trade terms, and

•	other risk factors inherent in the food distribution and retail businesses.

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

SUPERVALU INC. (Registrant)

Dated: July 30, 2002	By:	/s/ Pamela K. Knous
Pamela K. Knous Executive Vice President, Chief Financial Officer (Authorized officer of Registrant)

EXHIBIT INDEX

Exhibit

(11)	Computation of Earnings Per Common Share.