Form 10-K/A
period 2002-02-23
SUPERVALU INC
filed 2002-07-30
CIK 95521

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

PART I

SUPERVALU announced in late June, 2002 that the Company had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $7.2 million, $9.1 million and $1.2 million and net earnings per share – diluted by $0.05, $0.07 and $0.01 for the fiscal years ended February 23, 2002, February 24, 2001 and February 26, 2000, respectively. The consolidated financial statements as of February 23, 2002 and February 24, 2001 and for the fiscal years ended February 23, 2002, February 24, 2001 and February 26, 2000 and notes thereto included in this amended Annual Report on Form 10-K have been restated to include the effects of the corrections of these misstatements.

This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2002 amends and restates those items of the Form 10-K originally filed on April 19, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see “Notes to Consolidated Financial Statements – Restatement” included in Part II, Item 8.

ITEM 1. BUSINESS

General Development

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three principal store formats: extreme value food stores under the retail banner Save-A-Lot; price superstores, under such retail banners as Cub Foods, Shop ‘n Save, Shoppers Food Warehouse, Metro and bigg’s; and supermarkets, under such retail banners as Farm Fresh, Scott’s and Hornbacher’s. SUPERVALU also provides food distribution and related logistics support services across the United States retail grocery channel. As of the close of the fiscal year, the Company conducted its retail operations through 1,260 retail food stores, including 764 licensed extreme value food stores. In addition, as of the close of the fiscal year, the Company was affiliated with 4,280 retail food stores in 48 states as the primary supplier of approximately 2,780 stores and a secondary supplier of approximately 1,500 stores.

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

Financial Information About Reportable Segments

The Company’s business is classified by management into two reportable segments: Retail Food and Food Distribution. Retail Food operations include three retail formats: extreme value food stores, price superstores and supermarkets. The retail formats include results of food stores owned and results of sales to extreme value food stores licensed by the Company. Food Distribution operations represent the second reportable segment and include results of sales to affiliated food stores, mass merchants, and other logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements. The financial information concerning the Company’s operations by reportable segment for the years ended February 23, 2002, February 24, 2001 and February 26, 2000 is contained on page F-5.

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

At fiscal year end, the Company owned and operated 202 price superstores under the Cub Foods, Shop ‘n Save, Shoppers Food Warehouse, Metro and bigg’s banners in 14 states; an additional 31 stores were franchised to independent retailers.

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

Trademarks

The Company offers its customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain servicemarks such as CUB FOODS, SAVE-A-LOT, COUNTY MARKET, SHOP ‘N SAVE, NEW MARKET, SUPERVALU, IGA, FOODLAND and SUPERVALU FOOD & DRUG. The Company registers a substantial number of its trademarks/servicemarks in the United States Patent and

Trademark Office, including many of its private label product trademarks and servicemarks. See “Retail Food Operations—Extreme Value Food Stores” and “Food Distribution Operations—Products Supplied” for further information. The Company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

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

Additional information on the Company’s properties is found in another section of this report on pages F-18 through F-20 in the Note captioned “Leases” of the Company’s Notes to Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company’s present needs and businesses.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of February 23, 2002 and February 24, 2001 and for the fiscal years ended February 23, 2002, February 24, 2001 and February 26, 2000.

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $7.2 million, $9.1 million and $1.2 million and net earnings per share – diluted by $0.05, $0.07 and $0.01 for the fiscal years ended February 23, 2002, February 24, 2001 and February 26, 2000, respectively. The consolidated financial statements as of February 23, 2002 and February 24, 2001 and for the fiscal years ended February 23, 2002, February 24, 2001 and February 26, 2000 and notes thereto included in this amended Annual report on Form 10-K have been restated to include the effects of the corrections of these misstatements.

RESULTS OF OPERATIONS

In fiscal 2002, the Company achieved net sales of $20.9 billion compared to $23.2 billion last year. Net earnings for fiscal 2002 were $198.3 million, and diluted earnings per share were $1.48.

In fiscal 2001, the Company achieved net sales of $23.2 billion compared to $20.3 billion in fiscal 2000. Net earnings for fiscal 2001 were $72.9 million, and diluted earnings per share were $0.55. Net earnings for fiscal 2000 were $241.7 million, and diluted earnings per share were $1.86. The results of operations for fiscal 2000 include the impact of the Richfood acquisition and the results of its operations since August 31, 1999.

Highlights of results of operations as reported were as follows:

	Restated February 23, 2002 (52 weeks)		Restated February 24, 2001 (52 weeks)		Restated February 26, 2000 (52 weeks)
	(In millions)
Net sales	$20,908.5	100.0%	$23,194.3	100.0%	$20,339.1	100.0%
Cost of sales	18,319.7	87.7	20,650.3	89.1	18,113.4	89.0
Selling and administrative expenses	2,037.7	9.7	2,042.3	8.8	1,705.0	8.4
Gain on sale of Hazelwood Farms Bakeries	—	—	—	—	(163.7)	(0.8)
Restructure and other charges	46.3	0.2	171.3	0.7	103.6	0.5

Operating earnings	504.8	2.4	330.4	1.4	580.8	2.9
Interest expense	194.3	0.9	212.9	0.9	154.5	0.8
Interest income	(21.5)	(0.1)	(22.1)	(0.1)	(19.1)	(0.1)

Earnings before income taxes	332.0	1.6	139.6	0.6	445.4	2.2
Income tax expense	133.7	0.6	66.7	0.3	203.7	1.0

Net earnings	$198.3	1.0%	$72.9	0.3%	$241.7	1.2%

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

Gross Profit

Gross profit as a percentage of net sales increased to 12.3 percent from 10.9 percent last year. The increase is primarily due to the growing proportion of the Company’s retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business, improved merchandising execution in retail, and benefits of restructure and reconfiguration activities in distribution. In 2001, gross profit included $17.1 million in cost of sales for inventory markdowns related to restructure activities.

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

Operating Earnings

The Company’s earnings before interest and taxes (EBIT) were $504.8 million compared to $330.4 million last year, a 52.8 percent increase. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 25.4 percent to $845.5 million, or 4.0 percent of net sales, from $674.2 million, or 2.9 percent of net sales, last year. Fiscal 2002 includes $46.3 million for restructure charges and $12.5 million for store closing reserves. Fiscal 2001 includes $171.3 million for restructure charges and $68.8 million primarily for store closing reserves and provisions for certain uncollectible receivables.

Excluding the impacts of restructure and other items in 2002 and 2001, the Company’s EBIT and EBITDA were as follows: EBIT was $563.6 million compared to $570.5 million last year, a 1.2 percent decrease; EBITDA was $904.3 million compared with $906.8 million last year, a 0.3 percent decrease; retail food EBIT increased 13.5 percent to $375.8 million, or 3.9 percent of net sales, from last year’s $331.0 million, or 3.5 percent of net sales, primarily due to growth in new stores and improved merchandising execution in retail; retail food EBITDA increased 9.9 percent to $553.4 million, or 5.8 percent of net sales, from last year’s $503.5 million, or 5.4 percent of net sales; food distribution EBIT decreased 17.6 percent to $227.0 million, or 2.0 percent of net sales, from last year’s $275.4 million, or 2.0 percent of net sales, reflecting a decrease in sales volume, primarily the exit of the Kmart supply contract, partially offset by benefits of restructure and reconfiguration activities; food distribution EBITDA decreased 11.1 percent to $387.7 million, or 3.4 percent of net sales, from last year’s $436.0 million, or 3.2 percent of net sales.

Net Interest Expense

Interest expense decreased to $194.3 million in 2002, compared with $212.9 million in 2001, reflecting lower borrowing levels and lower interest rates since last year. Interest income decreased to $21.5 million in 2002 compared with $22.1 million in 2001.

Income Taxes

The effective tax rate was 40.3 percent in 2002 compared with 47.8 percent in 2001. Excluding the impacts of restructure and other items for 2002 and 2001, the effective tax rate was 40.3 percent.

Net Earnings

Net earnings were $198.3 million or $1.48 per diluted share in 2002 compared with 2001 net earnings of $72.9 million or $0.55 per diluted share.

Weighted average diluted shares increased to 134.0 million in 2002 compared with last year’s 132.8 million, primarily reflecting the dilutive impact of stock options.

Excluding the impacts of restructure and other items, net earnings were $233.5 million or $1.74 per diluted share in 2002, compared with $226.8 million or $1.71 per diluted share in 2001.

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

Gross Profit

Gross profit as a percentage of net sales remained relatively flat at 10.9 percent compared with last year. In 2001, gross profit included $17.1 million in cost of sales for inventory markdowns related to restructure activities.

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

Operating Earnings

The Company’s EBIT was $330.4 million in 2001 compared to $580.8 million in 2000, a 43.1 percent decrease. EBITDA was $674.2 million in 2001 compared with $857.9 million in 2000, a 21.4 percent decrease. Fiscal 2001 includes $171.3 million for restructure charges and $68.8 million primarily for store closing reserves and provisions for certain uncollectible receivables. Fiscal 2000 includes a net $60.1 million benefit from the gain on the sale of Hazelwood Farms Bakeries of $163.7 million, partially offset by restructure charges of $103.6 million.

Excluding the impacts of restructure and other items in 2001 and 2000, the Company’s EBIT and EBITDA were as follows: EBIT was $570.5 million in 2001 compared to $520.8 million in 2000, a 9.5 percent increase; EBITDA was $906.8 million in 2001 compared with $797.8 million in 2000, a 13.7 percent increase; retail food EBIT decreased 2.3 percent to $331.0 million, or 3.5 percent of net sales, from $338.7 million in 2000, or 4.2 percent of net sales, primarily due to increased advertising, promotional spending and labor costs, which were substantially offset by the Richfood acquisition and the opening of 117 stores; retail food EBITDA increased 3.1 percent to $503.5 million, or 5.4 percent of net sales, from $488.3 million in 2000, or 6.1 percent of net sales; food distribution EBIT increased 23.3 percent to $275.4 million, or 2.0 percent of net sales, from $223.4 million, or 1.8 percent of net sales, in 2000, primarily due to the Richfood acquisition and the incremental volume from other customers, primarily Kmart; food distribution EBITDA increased 25.4 percent to $436.0 million, or 3.2 percent of net sales, from $347.6 million in 2000, or 2.8 percent of net sales.

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

Income Taxes

The effective tax rate was 47.8 percent in 2001 compared with 45.7 percent in 2000. Excluding the impacts of the restructure and other items in 2001 and the gain on the sale of Hazelwood Farms Bakeries and the restructure charges in 2000, the effective tax rates were 40.3 percent and 40.1 percent in 2001 and 2000, respectively.

Net Earnings

Net earnings were $72.9 million or $0.55 per diluted share in 2001 compared with 2000 net earnings of $241.7 million or $1.86 per diluted share.

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

Excluding the impacts of the restructure and other items in 2001 and the gain on the sale of Hazelwood Farms Bakeries and the restructure charges in 2000, net earnings were $226.8 million or $1.71 per diluted share in 2001 compared with $230.8 million or $1.77 per diluted share in 2000.

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

The following table represents the Company’s total commitments and total off-balance sheet arrangements at February 23, 2002.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter
	(in thousands)
Commitments:
Notes Payable	$27,465	$27,465	$—	$—	$—
Debt	1,668,694	326,266	472,154	135,938	734,336
Capital and Deferred Financing Leases	563,587	30,142	82,919	79,838	370,688

Total Commitments	$2,259,746	$383,873	$555,073	$215,776	$1,105,024

Off-Balance Sheet Arrangements:
Retailer Loan and Lease Guarantees	$215,200	$39,200	$54,500	$36,600	$84,900
Limited Recourse Liability on Notes Receivable	12,100	2,000	4,300	3,600	2,200
Purchase Options on Synthetic Leases	85,000	—	85,000	—	—
Operating Leases	996,728	136,826	228,364	173,869	457,669

Total Off-Balance Sheet Arrangements	$1,309,028	$178,026	$372,164	$214,069	$544,769

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

ITEM7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by Item 7.A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 above.

ITEM8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-32. See “Index of Selected Financial Data, Financial Statements and Schedules.”

ITEM9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM11.	EXECUTIVE COMPENSATION

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

ITEM12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2002 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2002 Annual Meeting of Stockholders under the heading “Related Party Transactions, Compensation Committee Interlocks and Insider Participation.”

PART IV

ITEM14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements:

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

(b)	Restated Exhibits filed with this amended 10-K/A

	(12)	Statement re Computation of Ratios.

		12.1.	Ratio of Earnings to Fixed Charges.

	(23)	Consents of Experts and Counsel.

		23.1.	Consent of KPMG LLP.

(c)	Reports on Form 8-K:

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
Pamela K. Knous Executive Vice President Chief Financial Officer (Authorized officer of Registrant)

SUPERVALU INC.
Annual Report on Form 10-K

Items 6, 8 and 14(a)

Index of Selected Financial Data and Financial Statements and Schedules

Page
Selected Financial Data:

Five Year Financial and Operating Summary	F-2

Financial Statements:

Independent Auditors’ Report of KPMG LLP	F-4

Consolidated composition of net sales and operating earnings for each of the three years ended February 23, 2002, February 24, 2001 and February 26, 2000	F-5

Consolidated statements of earnings for each of the three years ended February 23, 2002, February 24, 2001 and February 26, 2000	F-6

Consolidated balance sheets as of February 23, 2002 and February 24, 2001	F-7

Consolidated statements of stockholders’ equity for each of the three years ended February 23, 2002, February 24, 2001 and February 26, 2000	F-8

Consolidated statements of cash flows for each of the three years ended February 23, 2002, February 24, 2001 and February 26, 2000	F-9

Notes to consolidated financial statements	F-10–F-29

Unaudited quarterly financial information	F-30

Independent Auditors’ Report	F-31

Financial Schedules:

Schedule II: Valuation and qualifying accounts	F-32

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. and Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

	Restated 2002 (b)(i)	Restated 2001 (c)(i)	Restated 2000 (d)(i)	1999	1998 (e)
Statement of Earnings Data (a) (f)
Net sales	$20,908,522	$23,194,279	$20,339,079	$17,420,507	$17,201,378
Cost of sales	18,319,679	20,650,331	18,113,357	15,620,127	15,430,642
Selling and administrative expenses	2,037,771	2,042,259	1,705,003	1,382,212	1,365,327
Gain on sale of Hazelwood Farms Bakeries	—	—	(163,662)	—	—
Restructure and other charges	46,300	171,264	103,596	—	—
Interest, net	172,774	190,835	135,392	101,907	113,993
Equity in earnings and gain on sale of ShopKo	—	—	—	—	(93,364)
Earnings before taxes	331,998	139,590	445,393	316,261	384,780
Provision for income taxes	133,672	66,720	203,703	124,923	154,023
Net earnings	198,326	72,870	241,690	191,338	230,757
Net earnings per common share—diluted	1.48	0.55	1.86	1.57	1.82

Balance Sheet Data (a)
Inventories (FIFO)	$1,178,817	$1,477,180	$1,622,151	$1,195,217	$1,247,429
Working capital (g)	25,750	(125,408)	(197,599)	188,000	286,800
Net property, plant and equipment	2,208,633	2,232,794	2,168,210	1,699,024	1,589,601
Total assets	5,796,249	6,343,152	6,493,292	4,265,949	4,093,010
Long-term debt (h)	1,875,873	2,008,474	1,953,741	1,246,269	1,260,728
Stockholders’ equity	1,899,138	1,783,149	1,820,228	1,305,639	1,201,905

Other Statistics (a) (f)
Earnings as a percent of net sales	1.12%	.98%	1.13%	1.10%	1.01%
Return on average stockholders’ equity	12.34%	12.12%	14.18%	15.24%	14.19%
Book value per common share	$14.29	$13.47	$13.52	$10.82	$9.94
Current ratio (g)	1.02:1	0.95:1	0.92:1	1.12:1	1.20:1
Debt to capital ratio	54.3%	59.7%	60.0%	54.6%	56.9%
Dividends declared per common share	$0.55 3/4	$0.54 3/4	$0.53 3/4	$0.52 3/4	$0.51 1/2
Weighted average common shares outstanding—diluted	133,978	132,829	130,090	121,961	126,550
Depreciation and amortization	$340,750	$343,779	$277,062	$233,523	$230,082
EBITDA	$904,322	$906,796	$797,781	$651,691	$638,821
EBITDA as a percent of net sales	4.33%	3.91%	3.92%	3.74%	3.71%
Capital expenditures	$388,658	$511,673	$539,264	$346,390	$279,768

Notes:

(a)	Fiscal 1998 contains 53 weeks; all other years include 52 weeks. Dollars in thousands except per share and percentage data.

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

(i)
The consolidated financial statements as of February 23, 2002, February 24, 2001 and February 26, 2000 and for each of the fiscal years then ended have been restated. See “Note to Consolidated Financial Statements—Restatement” included in Part II, Item 8.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
SUPERVALU INC.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 23, 2002 and February 24, 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 23, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in the note to the consolidated financial statements entitled “Restatement,” the accompanying consolidated balance sheets as of February 23, 2002 and February 24, 2001 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 23, 2002 have been restated.

/s/ KPMG LLP

KPMG LLP

Minneapolis, Minnesota
April 3, 2002, except as to the note
entitled “Restatement,” which is
as of July 1, 2002

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS
(In thousands, except percent data)

	Restated February 23, 2002 (52 weeks)	Restated February 24, 2001 (52 weeks)	Restated February 26, 2000 (52 weeks)
Net sales
Retail food	$9,549,068	$9,353,992	$8,069,767
	45.7%	40.3%	39.7%
Food distribution	11,359,454	13,840,287	12,269,312
	54.3%	59.7%	60.3%

Total net sales	$20,908,522	$23,194,279	20,339,079
	100.0%	100.0%	100.0%

Operating earnings
Retail food	$363,304	$286,520	$338,646
Food distribution	227,013	251,009	223,429
General corporate expenses	(39,245)	(35,840)	(41,356)
Gain on sale of Hazelwood Farms Bakeries	—	—	163,662
Restructure and other charges	(46,300)	(171,264)	(103,596)

Total operating earnings	504,772	330,425	580,785
Interest expense, net	(172,774)	(190,835)	(135,392)

Earnings before income taxes	$331,998	$139,590	$445,393

Identifiable assets
Retail food	$3,098,577	$3,082,088	$3,075,073
Food distribution	2,683,486	3,247,172	3,408,866
Corporate	14,186	13,892	9,353

Total	$5,796,249	$6,343,152	$6,493,292

Depreciation and amortization
Retail food	$177,585	$173,418	$149,574
Food distribution	160,718	167,253	124,161
Corporate	2,447	3,108	3,327

Total	$340,750	$343,779	$277,062

Capital expenditures
Retail food	$310,738	$347,540	$352,428
Food distribution	74,860	158,591	180,968
Corporate	3,060	5,542	5,868

Total	$388,658	$511,673	$539,264

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

See notes to consolidated financial statements

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Restated February 23, 2002 (52 weeks)	Restated February 24, 2001 (52 weeks)	Restated February 26, 2000 (52 weeks)
Net sales	$20,908,522	$23,194,279	$20,339,079
Costs and expenses
Cost of sales	18,319,679	20,650,331	18,113,357
Selling and administrative expenses	2,037,771	2,042,259	1,705,003
Gain on sale of Hazelwood Farms Bakeries	—	—	(163,662)
Restructure and other charges	46,300	171,264	103,596
Interest
Interest expense	194,294	212,898	154,482
Interest income	21,520	22,063	19,090

Interest expense, net	172,774	190,835	135,392

Total costs and expenses	20,576,524	23,054,689	19,893,686

Earnings before income taxes	331,998	139,590	445,393
Provision for income taxes
Current	57,312	105,200	224,744
Deferred	76,360	(38,480)	(21,041)

Income tax expense	133,672	66,720	203,703

Net earnings	$198,326	$72,870	$241,690

Weighted average number of common shares outstanding
Diluted	133,978	132,829	130,090
Basic	132,940	132,251	129,162
Net earnings per common share—diluted	$1.48	$0.55	$1.86
Net earnings per common share—basic	$1.49	$0.55	$1.87

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Restated February 23, 2002	Restated February 24, 2001
ASSETS
Current Assets
Cash and cash equivalents	$12,171	$10,396
Receivables, less allowance for losses of $22,941 in 2002 and $22,750 in 2001	447,243	587,754
Inventories	1,038,050	1,336,556
Other current assets	78,030	101,104

Total current assets	1,575,494	2,035,810

Long-term notes receivable, less allowance for losses of $18,876 in 2002 and $18,449 in 2001	68,774	79,196
Long-term investment in direct financing leases	68,552	74,038
Property, plant and equipment
Land	172,385	166,505
Buildings	1,128,882	1,051,027
Property under construction	51,977	57,631
Leasehold improvements	285,842	286,316
Equipment	1,603,890	1,645,641
Assets under capital leases	546,289	556,902

	3,789,265	3,764,022
Less accumulated depreciation and amortization
Owned property, plant and equipment	1,460,541	1,416,538
Assets under capital leases	120,091	114,690

Net property, plant and equipment	2,208,633	2,232,794

Goodwill	1,531,312	1,576,780
Other assets	343,484	344,534

Total assets	$5,796,249	$6,343,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$27,465	$579,039
Accounts payable	1,013,140	1,396,011
Accrued vacation, compensation and benefits	148,179	119,960
Current maturities of long-term debt	326,266	23,171
Current obligations under capital leases	30,142	31,497
Other current liabilities	145,319	152,164

Total current liabilities	1,690,511	2,301,842

Long-term debt	1,342,428	1,444,376
Long-term obligations under capital leases	533,445	564,098
Deferred income taxes	79,750	15,310
Other liabilities	250,977	234,377
Commitments and Contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized 200,000 shares
Shares issued, 150,670 in 2002 and 2001	150,670	150,670
Capital in excess of par value	121,444	128,492
Other comprehensive loss	(7,075)	—
Retained earnings	1,969,984	1,846,087
Treasury stock, at cost, 17,781 shares in 2002 and 18,296 shares in 2001	(335,885)	(342,100)

Total stockholders’ equity	1,899,138	1,783,149

Total liabilities and stockholders’ equity	$5,796,249	$6,343,152

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount	Accumulated Other Comprehensive Loss	Restated Retained Earnings	Total
BALANCES AT FEBRUARY 27, 1999	6	$5,908	150,670	$150,670	$—	(30,561)	$(524,321)	$—	$1,673,382	$1,305,639
Restated net earnings	—	—	—	—	—	—	—	—	241,690	241,690
Sales of common stock under option plans	—	—	—	—	(5,181)	377	10,738	—	—	5,557
Cash dividends declared on common stock $0.5375 per share	—	—	—	—	—	—	—	—	(68,952)	(68,952)
Compensation under employee incentive plans	—	—	—	—	(1,802)	395	9,408	—	—	7,606
Treasury shares exchanged for acquisitions	—	—	—	—	139,209	20,449	318,293	—	—	457,502
Redemption of preferred stock	(6)	(5,908)	—	—	—	—	—	—	—	(5,908)
Purchase of shares for treasury	—	—	—	—	—	(6,668)	(122,906)	—	—	(122,906)

RESTATED BALANCES AT FEBRUARY 26, 2000	—	—	150,670	150,670	132,226	(16,008)	(308,788)	—	1,846,120	1,820,228
Restated net earnings	—	—	—	—	—	—	—	—	72,870	72,870
Sales of common stock under option plans	—	—	—	—	(3,538)	279	7,095	—	—	3,557
Cash dividends declared on common stock $0.5475 per share	—	—	—	—	—	—	—	—	(72,903)	(72,903)
Compensation under employee incentive plans	—	—	—	—	(196)	366	8,271	—	—	8,075
Purchase of shares for treasury	—	—	—	—	—	(2,933)	(48,678)	—	—	(48,678)

RESTATED BALANCES AT FEBRUARY 24, 2001	—	—	150,670	150,670	128,492	(18,296)	(342,100)	—	1,846,087	1,783,149
Restated net earnings	—	—	—	—	—	—	—	—	198,326	198,326
Sales of common stock under option plans	—	—	—	—	(2,103)	1,401	28,005	—	—	25,902
Cash dividends declared on common stock $0.5575 per share	—	—	—	—	—	—	—	—	(74,429)	(74,429)
Compensation under employee incentive plans	—	—	—	—	(4,945)	576	10,293	—	—	5,348
Other comprehensive loss	—	—	—	—	—	—	—	(7,075)		(7,075)
Purchase of shares for treasury	—	—	—	—	—	(1,462)	(32,083)	—	—	(32,083)

RESTATED BALANCES AT FEBRUARY 23, 2002	—	—	150,670	$150,670	$121,444	(17,781)	$(335,885)	$(7,075)	$1,969,984	$1,899,138

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Restated February 23, 2002 (52 weeks)	Restated February 24, 2001 (52 weeks)	Restated February 26, 2000 (52 weeks)
Cash flows from operating activities
Net earnings	$198,326	$72,870	$241,690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	340,750	343,779	277,062
LIFO expense	143	4,991	8,253
Provision for losses on receivables	19,898	23,107	9,895
Gain on sale of Hazelwood Farms Bakeries	—	—	(163,662)
Restructure and other charges	46,300	171,264	103,596
Deferred income taxes	76,360	(38,480)	(21,041)
Other adjustments, net	1,382	829	2,032
Changes in assets and liabilities, excluding effect from acquisitions:
Receivables	120,613	(38,384)	(60,762)
Inventories	299,260	144,971	(191,256)
Accounts payable	(349,463)	(66,824)	61,997
Other assets and liabilities	33,133	33,102	73,368

Net cash provided by operating activities	786,702	651,225	341,172

Cash flows from investing activities
Additions to long-term notes receivable	(37,372)	(69,875)	(55,162)
Proceeds received on long-term notes receivable	47,794	69,439	52,101
Proceeds from sale of assets	89,504	48,179	374,714
Purchases of property, plant and equipment	(292,927)	(397,715)	(407,947)
Business acquisitions, net of cash acquired	—	—	(480,502)
Other investing activities	(51,093)	(30,389)	(17,704)

Net cash used in investing activities	(244,094)	(380,361)	(534,500)

Cash flows from financing activities
Net (decrease) increase in checks outstanding, net of deposits	(77,764)	(13,537)	23,529
Net (reduction) issuance of short-term notes payable	(551,574)	2,526	472,670
Proceeds from issuance of long-term debt	218,014	60,000	594,485
Repayment of long-term debt	(16,867)	(171,692)	(672,303)
Reduction of obligations under capital leases	(25,988)	(28,220)	(28,376)
Net proceeds from the sale of common stock under option plans	19,453	457	2,381
Redemption of preferred stock	—	—	(5,908)
Dividends paid	(74,024)	(72,244)	(66,932)
Payment for purchase of treasury stock	(32,083)	(48,678)	(122,906)

Net cash (used in) provided by financing activities	(540,833)	(271,388)	196,640

Net increase (decrease) in cash and cash equivalents	1,775	(524)	3,312
Cash and cash equivalents at beginning of year	10,396	10,920	7,608

Cash and cash equivalents at end of year	$12,171	$10,396	$10,920

SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s non-cash investing and financing activities were as follows:

Leased asset additions and related obligations	$95,730	$113,958	$131,316

Acquisitions:
Fair value of assets acquired	—	—	$1,951,004
Cash paid	—	—	481,861
Common stock issued	—	—	457,502
Liabilities assumed	—	—	1,011,641

Interest paid	$184,719	$213,572	$138,415
Income taxes paid	$102,123	$75,226	$245,177

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESTATEMENT

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net earnings by $7.2 million, $9.1 million and $1.2 million and net earnings per share – diluted by $0.05, $0.07 and $0.01 for the fiscal years ended February 23, 2002, February 24, 2001 and February 26, 2000, respectively. Impacted financial statement line items were cost of sales, income tax expense, inventory, accounts receivable and other current liabilities. There was no impact on net cash from operating activities. The consolidated financial statements as of February 23, 2002 and February 24, 2001 and for the fiscal years ended February 23, 2002, February 24, 2001 and February 26, 2000 and notes thereto included in this amended Annual Report on Form 10-K have been restated to include the effects of the corrections of these misstatements, as follows:

Consolidated Statements of Earnings	As previously reported 2002	Restated 2002	As previously reported 2001	Restated 2001	As previously reported 2000	Restated 2000
	(in millions, except per share amounts)
Net sales	$20,908.5	$20,908.5	$23,194.3	$23,194.3	$20,339.1	$20,339.1
Cost of sales	18,308.0	18,319.7	20,635.6	20,650.3	18,111.3	18,113.4
Earnings before income taxes	343.7	332.0	154.4	139.6	447.4	445.4
Income tax expense	138.2	133.7	72.4	66.7	204.5	203.7
Net earnings	205.5	198.3	82.0	72.9	242.9	241.7
Net earnings per common share—diluted	$1.53	$1.48	$0.62	$0.55	$1.87	$1.86
Net earnings per common share—basic	$1.55	$1.49	$0.62	$0.55	$1.88	$1.87

Consolidated Balance Sheets	As previously reported 2002	Restated 2002	As previously reported 2001	Restated 2001
	(in millions)
Total current assets	$1,604.0	$1,575.5	$2,052.6	$2,035.8
Total assets	5,824.8	5,796.2	6,360.0	6,343.2
Total current liabilities	1,701.5	1,690.5	2,308.3	2,301.8
Total stockholders’ equity	1,916.7	1,899.1	1,793.5	1,783.1
Total liabilities and stockholders’ equity	5,824.8	5,796.2	6,360.0	6,343.2

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

Unaudited pro forma consolidated results of continuing operations, as though the companies had been combined at the beginning of the periods presented, are as follows:

	Restated 2000
	(In thousands, except per share data)
Net sales	$22,309,061
Net earnings	$260,155	(a)
Net earnings per common share—diluted	$1.86	(a)

(a)	Amounts include a net gain of $10.9 million or $0.08 per diluted share from the gain on the sale of Hazelwood Farms Bakeries and from restructure charges.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES

The provision for income taxes consists of the following:

	Restated 2002	Restated 2001	Restated 2000
	(In thousands)
Current
Federal	$50,152	$91,126	$187,114
State	7,910	14,674	38,109
Tax credits	(750)	(600)	(479)
Deferred
Restructure and other items	18,590	(63,452)	(31,678)
Other	57,770	24,972	10,637

Total provision	$133,672	$66,720	$203,703

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

	Restated 2002	Restated 2001	Restated 2000
	(In thousands)
Federal taxes based on statutory rate	$116,199	$48,856	$155,888
State income taxes, net of federal benefit	11,562	4,764	19,107
Nondeductible goodwill	15,439	22,354	11,118
Asset sale basis difference	—	—	24,238
Audit settlements	(4,583)	(6,539)	—
Other	(4,945)	(2,715)	(6,648)

Total provision	$133,672	$66,720	$203,703

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

	Restated 2002	Restated 2001	Restated 2000
	(In thousands, except per share amounts)
Net earnings
As reported	$198,326	$72,870	$241,690
Pro forma	192,825	64,976	236,130
Earnings per share—diluted
As reported	$1.48	$0.55	$1.86
Pro forma	1.44	0.49	1.82

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

	Restated 2002	Restated 2001	Restated 2000
	(In thousands, except per share amounts)
Earnings per share—basic
Earnings available to common shareholders	$198,326	$72,870	$241,690
Weighted average shares outstanding	132,940	132,251	129,162

Earnings per share—basic	$1.49	$0.55	$1.87

Earnings per share—diluted
Earnings available to common shareholders	$198,326	$72,870	$241,690
Weighted average shares outstanding	132,940	132,251	129,162
Dilutive impact of options outstanding	1,038	578	928

Weighted average shares and potential dilutive shares outstanding	133,978	132,829	130,090

Earnings per share—diluted	$1.48	$0.55	$1.86

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0 percent in fiscal 2002 and 6.0 percent in fiscal 2001. The assumed health care cost trend rate will decrease by one percent each year for the next five years until it reaches the ultimate trend rate of 5.0 percent. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a one percent increase in the trend rate would increase the accumulated postretirement benefit obligation by $7.7 and $10.1 million in fiscal 2002 and 2001, respectively, and the net periodic cost by $0.6 and $1.0 million in fiscal 2002 and 2001, respectively. In contrast, a one percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $7.2 and $7.7 million in fiscal 2002 and 2001, respectively, and the net periodic cost by $0.5 and $0.8 million in fiscal 2002 and 2001, respectively.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial information concerning the Company’s continuing operations by reportable segment for the years ended February 23, 2002, February 24, 2001 and February 26, 2000 is contained on page F-5.

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

Unaudited Quarterly Financial Information
(In thousands, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

The quarterly information for the fiscal years ended February 23, 2002 and February 24, 2001 have been restated to reflect the effects of the corrections of the misstatements announced in June 2002. For further discussion of these misstatements, refer to the “Notes to the Consolidated Financial Statements – Restatement”.

	Restated Fiscal Year Ended February 23, 2002
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$6,931,568	$4,715,257	$4,610,293	$4,651,404	$20,908,522
Gross profit	766,916	591,013	591,911	639,003	2,588,843
Net earnings	56,968	50,568	58,016	32,774	198,326
Net earnings per common share—diluted	0.43	0.38	0.43	0.24	1.48
Dividends declared per common share	$0.1375	$0.1400	$0.1400	$0.1400	$0.5575
Weighted average shares—diluted	132,576	134,249	135,068	134,486	133,978

Note: Net earnings include after-tax restructure and other items of $35.2 or $0.27 per diluted share.

	Restated Fiscal Year Ended February 24, 2001
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$6,953,393	$5,333,823	$5,420,238	$5,486,825	$23,194,279
Gross profit	744,068	590,991	582,305	626,584	2,543,948
Net earnings	67,376	55,605	46,136	(96,247)	72,870
Net earnings per common share—diluted	0.51	0.42	0.35	(0.73)	0.55
Dividends declared per common share	$0.1350	$0.1375	$0.1375	$0.1375	$0.5475
Weighted average shares—diluted	133,026	133,096	132,733	132,404	132,829

Note: Net earnings include after-tax restructure and other items of $153.9 or $1.16 per diluted share.

The effects of the correction of the missstatements on the quarterly information for fiscal 2002 and fiscal 2001 are as follows:

Fiscal Year (52 Weeks) Ended February 23, 2002	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
	Increase (Decrease)
	(In thousands, except per share data)

Gross profit	$(3,976)	$(2,560)	$(1,669)	$(3,500)	$(11,705)
Net earnings	(2,449)	(1,577)	(1,028)	(2,155)	(7,209)
Net earnings per common share—diluted	(0.02)	(0.01)	(0.01)	(0.02)	(0.05)

Fiscal Year (52 Weeks) Ended February 24, 2001	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
	Increase (Decrease)
	(In thousands, except per share data)

Gross profit	$(4,204)	$(2,746)	$(2,233)	$(5,584)	$(14,767)
Net earnings	(2,589)	(1,691)	(1,375)	(3,440)	(9,095)
Net earnings per common share—diluted	(0.02)	(0.01)	(0.01)	(0.03)	(0.07)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
SUPERVALU INC:

Under date of April 3, 2002, except as to the note entitled “Restatement,” which is as of July 1, 2002, we reported on the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 23, 2002 and February 24, 2001, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 23, 2002, which are included in the annual report on Form 10-K for the 2002 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

KPMG LLP

Minneapolis, Minnesota
April 3, 2002

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of year	Additions(A)	Deductions	Balance at end of year
Allowance for doubtful accounts:
Year ended:
February 23, 2002	$22,750,000	13,536,000	13,345,000	$22,941,000
February 24, 2001	22,383,000	11,839,000	11,472,000	22,750,000
February 26, 2000	11,063,000	15,506,000	4,186,000	22,383,000

Allowance for notes receivable accounts:
Year ended:
February 23, 2002	$18,449,000	6,362,000	5,935,000	18,876,000
February 24, 2001	15,500,000	11,268,000	8,319,000	18,449,000
February 26, 2000	7,904,000	9,374,000	1,778,000	15,500,000

Closed properties reserves:
Year ended:
February 23, 2002	$83,756,000	22,428,000	14,554,000	91,630,000
February 24, 2001	40,711,000	55,323,000	12,278,000	83,756,000
February 26, 2000	25,493,000	26,870,000	11,652,000	40,711,000

(A)	Certain additions represent reserves related to purchase accounting as a result of acquisitions.

EXHIBIT INDEX

SUPERVALU INC.
ANNUAL REPORT ON FORM 10-K

Exhibit Number	Exhibit

12.1.	Ratio of Earnings to Fixed Charges.

23.1.	Consent of KPMG LLP.