Form 10-Q
period 2002-06-15
SUPERVALU INC
filed 2002-07-30
CIK 95521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 15, 2002.

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 12, 2002 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	133,739,933

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	First quarter (16 weeks) ended
	June 15, 2002	% of sales	June 16, 2001	% of sales
Net sales	$5,849,231	100.00%	$6,931,568	100.00%

Costs and expenses
Cost of sales	5,092,275	87.06	6,164,652	88.94
Selling and administrative expenses	582,682	9.96	600,440	8.66
Amortization of goodwill	—		14,865	0.21
Interest
Interest expense	58,052	0.99	62,657	0.90
Interest income	6,217	0.10	6,430	0.09

Interest expense, net	51,835	0.89	56,227	0.81

Total costs and expenses	5,726,792	97.91	6,836,184	98.62

Earnings before income taxes	122,439	2.09	95,384	1.38

Provision for income taxes
Current	39,718		35,367
Deferred	5,566		3,049

Income tax expense	45,284	0.77	38,416	0.56

Net earnings	$77,155	1.32%	$56,968	0.82%

Weighted average number of common shares outstanding
Diluted	136,139		132,576
Basic	133,812		132,493

Net earnings per common share—diluted	$0.57		$0.43

Net earnings per common share—basic	$0.58		$0.43

Dividends per common share	$.1400		$.1375

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

(In thousands, except percent data)

	First Quarter (16 weeks) ended
	June 15, 2002	June 16, 2001
Net Sales

Retail food	$2,812,221	$2,820,199
% of total	48.1%	40.7%

Food distribution	3,037,010	4,111,369
% of total	51.9%	59.3%

Total net sales	$5,849,231	$6,931,568
	100.0%	100.0%

Earnings

Retail food	$129,145	$87,640
% of sales	4.6%	3.1%

Food distribution	57,173	75,787
% of sales	1.9%	1.8%

Subtotal	186,318	163,427
% of sales	3.2%	2.4%

General corporate expenses	(12,044)	(11,816)

Total operating earnings	174,274	151,611
% of sales	3.0%	2.2%

Interest expense	(58,052)	(62,657)

Interest income	6,217	6,430

Earnings before income taxes	122,439	95,384

Provision for income taxes	(45,284)	(38,416)

Net earnings	$77,155	$56,968

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	First Quarter	Fiscal Year End
	June 15, 2002	February 23, 2002
Assets

Current Assets
Cash and cash equivalents	$346,848	$12,171
Receivables, net	455,519	447,243
Inventories, net	1,075,096	1,038,050
Other current assets	80,929	78,030

Total current assets	1,958,392	1,575,494

Long-term notes receivable, net	135,924	137,326

Property, plant and equipment, net	2,215,412	2,208,633

Goodwill	1,576,584	1,531,312

Other assets	351,495	343,484

Total assets	$6,237,807	$5,796,249

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$—	$27,465
Accounts payable	1,129,985	1,013,140
Current debt and obligations under capital leases	530,123	356,408
Other current liabilities	274,914	293,498

Total current liabilities	1,935,022	1,690,511

Long-term debt and obligations under capital leases	1,996,911	1,875,873

Other liabilities and deferred income taxes	334,283	330,727

Commitments and contingencies

Total stockholders’ equity	1,971,591	1,899,138

Total liabilities and stockholders’ equity	$6,237,807	$5,796,249

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock			Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCES AT FEBRUARY 24, 2001	150,670	$150,670	$128,492	(18,296)	$(342,100)	$—	$1,846,087	$1,783,149
Net earnings		—			—		198,326	198,326
Sales of common stock under option plans		—	(2,103)	1,401	28,005	—	—	25,902
Cash dividends declared on common stock—$.5575 per share		—		—		—	(74,429)	(74,429)
Compensation under employee incentive plans	—	—	(4,945)	576	10,293	—	—	5,348
Other comprehensive loss		—				(7,075)	—	(7,075)
Purchase of shares for treasury		—		(1,462)	(32,083)	—	—	(32,083)

BALANCES AT FEBRUARY 23, 2002	150,670	$150,670	$121,444	(17,781)	$(335,885)	$(7,075)	$1,969,984	$1,899,138

Net earnings		—		—	—	—	77,155	77,155

Sales of common stock under option plans		—	(4,207)	2,074	44,935	—	—	40,728
Cash dividends declared on common stock—$.1400 per share		—	—			—	(18,902)	(18,902)
Compensation under employee incentive plans		—	1,816	170	3,519	—		5,335
Other comprehensive loss		—			—	105	—	105
Purchase of shares for treasury	—	—		(1,085)	(31,968)	—	—	(31,968)

BALANCES AT JUNE 15, 2002	150,670	$150,670	$119,053	(16,622)	$(319,399)	$(6,970)	$2,028,237	$1,971,591

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (16 weeks ended)
	June 15, 2002	June 16, 2001
Net cash provided by operating activities	$198,172	$217,956

Cash flows from investing activities
Additions to long-term notes receivable	(6,154)	(16,799)
Proceeds received on long-term notes receivable	6,150	11,137
Proceeds from sale of assets	9,878	22,303
Purchases of property, plant and equipment	(138,018)	(67,416)
Other investing activities	2,816	(24,507)

Net cash used in investing activities	(125,328)	(75,282)

Cash flows from financing activities
Net increase in checks outstanding, net of deposits	26,901	30,947
Net reduction of short-term notes payable	(27,465)	(105,452)
Proceeds from issuance of long-term debt	296,535	10,000
Repayment of long-term debt	(4,116)	(5,576)
Net proceeds from the sale of common stock under option plans	29,960	(154)
Dividends paid	(18,724)	(36,525)
Payment for purchase of treasury stock	(31,968)	—
Other financing activities	(9,290)	(6,239)

Net cash provided by (used in) financing activities	261,833	(112,999)

Net increase in cash and cash equivalents	334,677	29,675
Cash and cash equivalents at beginning of year	12,171	10,396

Cash and cash equivalents at the end of first quarter	$346,848	$40,071

Supplemental Information:
Pretax LIFO	$975	$2,341
Pretax depreciation and amortization	$86,907	$103,021

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Accounting Policies

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Annual Report on Form 10-K of SUPERVALU INC. (“SUPERVALU” or the “Company”) for its fiscal year ended February 23, 2002 (“fiscal 2002”).

Statement of Registrant

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the Company and its subsidiaries at June 15, 2002 and June 16, 2001, and the results of the Company’s operations and condensed cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

ADOPTION OF NEW ACCOUNTING STANDARDS

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. For SUPERVALU, amortization of goodwill ceased on February 24, 2002, at which time it was tested for impairment. Each of the Company’s reporting units were tested for impairment by comparing the fair value of the respective reporting unit with its carrying value as of February 24, 2002. Fair value was determined primarily based on valuation studies performed by the Company which considered the discounted cash flow method consistent with the Company’s valuation guidelines. As a result of impairment tests performed, SUPERVALU recorded no impairment loss.

The following schedule reconciles net earnings and earnings per common share to adjusted net earnings and adjusted earnings per common share, respectively, to exclude amortization expense related to goodwill for the first quarter ended June 16, 2001, that is no longer being amortized upon the adoption of SFAS No. 142:

	June 15, 2002	June 16, 2001
	(16 weeks)	(16 weeks)
Reported net earnings	$77,155	$56,968
Goodwill amortization	—	14,865

Adjusted net earnings	$77,155	$71,833

Diluted earnings per common share:
Reported net earnings	$.57	$.43
Goodwill amortization	—	.11

Adjusted net earnings	$.57	$.54

Basic earnings per common share:
Reported net earnings	$.58	$.43
Goodwill amortization	—	.11

Adjusted net earnings	$.58	$.54

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of SFAS No. 144 effective February 24, 2002. As a result of impairment tests performed, SUPERVALU recorded no impairment loss.

RESTRUCTURE AND OTHER CHARGES

In the fourth quarter of fiscal 2002, the Company identified additional efforts that will allow it to extend its distribution efficiency program begun early in fiscal 2001 and adjusted prior years’ restructure reserves for changes in estimates primarily related to real estate as a result of a softening real estate market. The additional distribution efficiency initiatives identified in fiscal 2002 primarily related to personnel reductions in transportation and administrative functions. The total pre-tax restructure charges were $46.3 million, of which $16.3 million is related to additional efficiency efforts, $17.8 million is related to changes in estimates for the fiscal 2001 restructure reserves and $12.2 million is related to changes in estimates for the fiscal 2000 restructure reserves.

Included in the $16.3 million of restructure charges for fiscal 2002 is $13.1 million related to severance and employee related costs and $3.2 million related to lease cancellation fees. These actions include a net reduction of approximately 800 employees throughout the organization. Management began the initiatives in fiscal 2003 and expects the majority of these actions to be completed by the end of fiscal 2003.

Details of the fiscal 2002 restructure activity for fiscal 2003 follow:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance June 15, 2002
	(In thousands, except for employees)
Administrative realignment	$8,000	$131	$7,869
Transportation efficiency initiatives	8,300	2,523	5,777

Total restructure and other charges	$16,300	$2,654	$13,646

Employees	800	150	650

The reserves at the end of the first quarter of fiscal 2003 for fiscal 2002 restructure charges were $13.6 million, including $10.5 million for employee related costs and $3.1 million for lease cancellation fees.

In the fourth quarter of fiscal 2001, the Company recorded pre-tax restructure charges of $171.3 million including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations and $39.8 million for severance and employee related costs, offset by a reduction in the fiscal 2000 restructure reserve of $10.3 million for lease subsidies and future payments on exited lease facilities. As a result of changes in estimates in fiscal 2002, the fiscal 2001 charges were increased by $17.8 million, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers.

Details of the fiscal 2001 restructure activity for fiscal 2003 follow:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance June 15, 2002
	(In thousands, except for employees)
Consolidation of distribution centers	$26,062	$5,405	$20,657
Exit of non-core retail markets	22,141	7,282	14,859
Disposal of non-core assets and other administrative reductions	7,748	1,768	5,980

Total restructure and other charges	$55,951	$14,455	$41,496

Employees	750	400	350

The reserves at the end of the first quarter of fiscal 2003 for fiscal 2001 restructure charges were $41.5 million, including $35.5 million for lease subsidies, lease terminations and future payments on exited lease facilities and $6.0 million for employee related costs.

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

Details of the fiscal 2000 restructuring activity for fiscal 2003 follow:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance June 15, 2002
	(In thousands)
Facility consolidation	$13,238	$1,555	$11,683
Non-core store disposal	4,611	561	4,050
Infrastructure realignment	142	142	—

Total restructure and other charges	$17,991	$2,258	$15,733

The reserves at the end of first quarter of fiscal 2003 for fiscal 2000 restructure charges were $15.7 million, including $13.1 million for future payments on exited leased facilities and $2.6 million for unpaid employee benefits.

FINANCIAL INSTRUMENTS

In fiscal 2003, the Company entered into swap agreements in the notional amount of $225 million that exchange a fixed rate payment obligation for a floating rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the Company and are reflected in other assets in the consolidated balance sheets. At June 15, 2002, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected in the consolidated statements of earnings and through June 15, 2002, the net impact was zero.

On February 25, 2001, the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company’s existing interest rate swap agreements were recorded at fair value in the Company’s consolidated balance sheets. On July 6, 2001, the swaps were terminated and the remaining fair market value adjustments, which are offsetting, are being amortized over the original term of the hedge.

The Company has only limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS AND CONTINGENCIES

In July 2002, several class action lawsuits were filed against the Company in the United States District Court for the District of Minnesota on behalf of purchasers of the Company’s securities between July 29, 1999 and June 26, 2002. The complaints allege that the Company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The Company believes that the lawsuits are without merit and intends to vigorously defend the actions. No damages have been specified in the complaints. The Company is unable to evaluate the claims at this early stage of the proceedings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

In the first quarter of fiscal 2003, the Company achieved net sales of $5.8 billion compared to $6.9 billion in the first quarter of fiscal 2002. Net earnings for first quarter of fiscal 2003 were $77.2 million, and diluted earnings per share were $0.57. In the first quarter of fiscal 2002, net earnings were $57.0 million, and diluted earnings per share were $0.43. Net earnings for the first quarter of fiscal 2003 reflect the adoption of SFAS No. 142. The effect of the adoption of SFAS No. 142 was to increase earnings per share for the first quarter of fiscal 2003 by $0.11, reflecting the non-amortization of goodwill.

Net Sales

Net sales for the first quarter of fiscal 2003 of $5.8 billion decreased 15.9 percent from $6.9 billion last year. Retail food sales for the first quarter of fiscal 2003 were flat compared to the first quarter of last year, while food distribution sales decreased 26.1 percent compared to last year. Excluding the impact of retail operations exited in the first quarter of last year, total retail sales for the first quarter of fiscal 2003 increased approximately 4.0 percent. Same-store retail sales for the first quarter of fiscal 2003 were negative 1.1 percent, impacted by approximately 120 basis points in planned cannibalization within key expansion markets and a slower than anticipated recovery in the U.S. economy. Food distribution sales for the first quarter of fiscal 2003 decreased from last year reflecting customer losses, primarily the exit of the Kmart supply contract which terminated June 30, 2001. In addition, distribution sales decreased as a result of the impact of restructure activities.

Store activity over the past year, including licensed units, resulted in 151 net new stores opened, including the acquired 53 Deal$-Nothing Over a Dollar general merchandise stores, for a total of 1,330 stores at quarter end, an increase in square footage of approximately 8 percent over last year.

Gross Profit

Gross profit as a percentage of net sales increased to 12.9 percent for the first quarter of fiscal 2003 from 11.1 percent last year. The increase is primarily due to the growing proportion of the Company’s retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business and improved merchandising execution in the retail food business.

Selling and Administrative Expenses

Selling and administrative expenses were 10.0 percent of net sales for the first quarter of fiscal 2003, compared to 8.7 percent of net sales for the first quarter of last year. The increase in selling and administrative expenses as a percent of net sales is primarily due to the growing proportion of the Company’s retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business, lower overall expense leverage for retail resulting from the soft sales environment and increased labor and employee benefit costs.

Operating Earnings

The Company’s earnings before interest and taxes (EBIT) were $174.3 million for the first quarter of fiscal 2003 compared to $151.6 million for the first quarter of last year, a 15.0 percent increase. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 2.6 percent to $261.2 million, or 4.5 percent of net sales, for the first quarter of fiscal 2003 from $254.6 million, or 3.7 percent of net sales last year.

Retail food EBIT increased 47.4 percent to $129.1 million, or 4.6 percent of net sales, for the first quarter of fiscal 2003 from last year’s EBIT of $87.6 million, or 3.1 percent of net sales. Retail food EBITDA increased 26.3 percent to $175.4 million, or 6.2 percent of net sales, for the first quarter of fiscal 2003 from last year’s EBITDA of $138.9 million, or 4.9 percent of net sales. The increases reflect improved merchandising execution in retail and new store growth. Retail EBIT also reflects the favorable impact of the discontinuation of goodwill amortization effective February 24, 2002. Food distribution EBIT decreased 24.5 percent to $57.2 million, or 1.9 percent of net sales, for the first quarter of fiscal 2003 from last year’s EBIT of $75.8 million, or 1.8 percent of net sales. Food distribution EBITDA decreased 23.4 percent to $97.1 million, or 3.2% of net sales, for the first quarter of fiscal 2003 from last year’s EBITDA of $126.7 million, or 3.1% of net sales. Despite the sales decline, distribution EBIT and EBITDA, as a percent of net sales, were almost flat for the first quarter of fiscal 2003 compared to last year as logistics costs were reduced based on lower sales levels. The slight increase from last year in distribution EBIT as a percent of net sales also reflects the impact of the discontinuation of goodwill amortization effective February 24, 2002.

Net Interest Expense

Interest expense decreased to $58.1 million for the first quarter of fiscal 2003, compared with $62.7 million last year, reflecting lower average borrowing levels. Interest income remained relatively flat at $6.2 million for the first quarter of fiscal 2003 compared with last year.

Income Taxes

The effective tax rate was 37.0 percent for the first quarter of fiscal 2003 compared with 40.3 percent last year. The decrease in the effective tax rate was primarily due to the discontinuation of goodwill amortization as of February 24, 2002, which was not deductible for income tax purposes.

Net Earnings

Net earnings were $77.2 million or $.57 per diluted share for the first quarter of fiscal 2003, compared with net earnings of $57.0 million or $.43 per diluted share last year.

Weighted average diluted shares increased to 136.1 million for the first quarter of fiscal 2003, compared with last year’s diluted shares of 132.6 million, reflecting the dilutive impact of stock options and common stock issued under options plans, offset in part by shares repurchased under the treasury stock program.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations was $198.2 million for the first quarter of fiscal 2003, compared with $218.0 million last year. The decrease in cash from operations in the first quarter of fiscal 2003 was primarily attributable to a decrease in net working capital.

Cash used in investing activities was $125.3 million for the first quarter of fiscal 2003, compared with $75.3 million last year. In the first quarter of fiscal 2003, cash used in investing activities was primarily attributable to capital spending to fund retail store expansion, including the acquisition of Deal$-Nothing Over a Dollar stores, and remodeling and technology enhancements.

Cash provided by financing activities was $261.8 million for the first quarter of fiscal 2003, compared with cash used in financing activities of $113.0 million last year. In the first quarter of fiscal 2003, cash provided by financing activities primarily related to the $300 million 10-year 7 ½% bond offering completed in May 2002. On June 17, 2002, SUPERVALU used $173 million of the proceeds from its $300 million bond issuance to redeem its outstanding 9.75% senior notes due 2004 at the redemption price of 102.4375% of the principal amount of the senior notes, plus any accrued and unpaid interest. The Company also plans to retire a $300 million bond that matures in November of 2002 using proceeds from its convertible notes issued in November of last year.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing from its revolving credit agreement with various financial institutions, as well as through its accounts receivable securitization program. Long-term financing will be maintained through existing and new debt issuances. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund its capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

In April 2002, the Company finalized a new three-year, unsecured $650 million revolving credit agreement with rates tied to LIBOR plus 0.650 to 1.400 percent, based on the Company’s credit ratings. The agreement contains various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. This credit facility replaced the Company’s $300 million and $400 million credit facilities, which had expiration dates in August and October of 2002, respectively. As of June 15, 2002, the Company had no outstanding borrowings under the credit facility or the accounts receivable securitization program. Letters of credit outstanding under the credit facility were $129.0 million and the unused available credit under the facility was $521.0 million. As of June 15, 2002, $200 million was also available under the accounts receivable securitization program. The Company is in the process of renewing its accounts receivable securitization program which expires in August of 2002.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. In the event SUPERVALU’s stock price reaches the convertible debentures’ conversion trigger price of $33.96 in the second quarter of fiscal 2003, the Company would be required to include an additional 7.8 million shares in its diluted shares outstanding calculation for the second quarter.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt the provisions of SFAS No. 143 in the first quarter of fiscal 2004. The Company is currently analyzing the effect SFAS No. 143 will have on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to lease-back transactions. The Company plans to adopt the provisions of SFAS No. 145 in the first quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from intentional inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net income $7.2 million, $9.1 million and $1.3 million and net earnings per share – diluted by $0.05, $0.07, and $0.01 for fiscal 2002, 2001, and 2000 respectively. The consolidated financial statements as of and for the years ended February 23, 2002, February 24, 2001 and February 26, 2000 and notes thereto included in amended Annual Reports on Form 10-K have been restated to include the effects of the corrections of these misstatements.

Following the announcement of the Company’s restatement, several class action lawsuits were filed in July 2002 against the Company in the United States District Court for the District of Minnesota on behalf of purchasers of the Company’s securities between July 29, 1999 and June 26, 2002. The complaints allege that the Company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The Company believes that the lawsuits are without merit and intends to vigorously defend the actions. No damages have been specified in the complaints. The Company is unable to evaluate the claims at this early stage of the proceedings.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Registrant held its Annual Meeting of Stockholders on May 30, 2002 at which the stockholders took the following actions:

(i)
elected Edwin C. Gage, Garnett L. Keith, Jr., and Richard L. Knowlton to the Board of Directors for terms expiring in 2005. The votes cast for and withheld with respect to each such Director were as follows:

	Votes For	Votes Withheld
Edwin C. Gage	113,003,398	5,848,553
Garnett L. Keith, Jr.	115,625,483	3,226,468
Richard L. Knowlton	115,624,011	3,209,940

The Directors whose terms continued after the meeting are as follows: Lawrence A. Del Santo, Susan E. Engel, William A. Hodder, Charles M. Lillis, Jeffrey Noodle, Harriet K. Perlmutter, and Steven S. Rogers.

(ii)
approved by a vote of 107,852,744 for, 9,084,556 against, and 1,914,651 abstaining, an amendment to SUPERVALU’s Restated Certificate of Incorporation increasing the authorized common stock of SUPERVALU from 200 million shares to 400 million shares.

(iii)	approved by a vote of 101,660,708 for, 14,910,818 against, and 2,280,425 abstaining, the SUPERVALU INC. 2002 Stock Plan.

(iv)	approved by a vote of 104,089,979 for, 12,297,906 against, and 2,464,066 abstaining, the SUPERVALU INC. Long-Term Incentive Plan.

(v)	Ratified by a vote of 115,396,056 for, 1,601,921 against, and 1,853,974 abstaining, the appointment of KPMG LLP as independent auditors of the Registrant for the fiscal year ending February 22, 2003.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits filed with this Form 10-Q:

(3.1)   Restated Certificate of Incorporation.

(10.1) SUPERVALU INC. 2002 Stock Plan*

(10.2) SUPERVALU INC. Long-Term Incentive Plan*

(10.3) Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002*

(11)     Computation of Earnings Per Common Share.

(12)     Ratio of Earnings to Fixed Charges.

(99)(i) Cautionary Statements pursuant to the Securities Litigation Reform Act.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibits to this Form 10-Q incorporated by reference.

(4)
Form of Credit Agreement, dated as of April 23, 2002, among the Registrant, the Lenders named therein, the JPMORGAN Chase Bank, as Agent, and Bank One, NA, as Syndication Agent, is incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K dated April 23, 2002.

Reports on Form 8-K:

(i)
On April 23, 2002, the Registrant filed a report on Form 8-K reporting under Item 5 “Other Events”, that it had entered into a new revolving credit agreement with various financial institutions that provides for an unsecured credit facility in the amount of $650 million.

(ii)	On May 15, 2002, the Registrant filed a report on Form 8-K reporting under Item 5 “Other Events”, that it had agreed to sell $300 million principal amount of its 7 ½% Notes due 2012.

(iii)
On June 25, 2002, the Registrant filed a report on Form 8-K reporting under Item 5 “Other Events and Regulation FD Disclosure” announcing a charge to earnings resulting from inventory misstatements by a former employee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 30, 2002	By:	/s/ Pamela K. Knous
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
(3.1)	Restated Certificate of Incorporation.

(4)	Form of Credit Agreement, dated as of April 23, 2002, among the Registrant, the Lenders named therein, the JPMORGAN Chase Bank, as Agent, and Bank One, NA, as Syndication Agent*

(10.1)	SUPERVALU INC. 2002 Stock Plan

(10.2)	SUPERVALU INC. Long-Term Incentive Plan

(10.3)	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002

(11)	Computation of Earnings Per Common Share

(12)	Ratio of Earnings to Fixed Charges

(99)(i)	Cautionary Statements pursuant to the Securities Litigation Reform Act

*	Incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K dated April 23, 2002.