Form 10-Q
period 2002-09-07
SUPERVALU INC
filed 2002-10-22
CIK 95521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 7, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-5418

SUPERVALU INC.
(Exact name of registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-0617000 (I.R.S. Employer identification No.)

11840 VALLEY VIEW ROAD EDEN PRAIRIE, MINNESOTA (Address of principal executive offices)	55344 (Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 4, 2002 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	133,619,258

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Second Quarter (12 weeks) ended
	September 7, 2002	% of sales	September 8, 2001	% of sales
Net sales	$4,495,008	100.00%	$4,715,257	100.00%

Costs and expenses
Cost of sales	3,903,339	86.84	4,124,244	87.46
Selling and administrative expenses	460,345	10.24	455,194	9.65
Amortization of goodwill	—	0.00	11,106	0.24
Interest
Interest expense	42,606	0.94	45,942	0.97
Interest income	4,625	0.10	5,870	0.12

Interest expense, net	37,981	0.84	40,072	0.85

Total costs and expenses	4,401,665	97.92	4,630,616	98.20

Earnings before income taxes	93,343	2.08	84,641	1.80

Provision for income taxes
Current	25,719		29,665
Deferred	8,817		4,408

Income tax expense	34,536	0.77	34,073	0.73

Net earnings	$58,807	1.31%	$50,568	1.07%

Weighted average number of common shares outstanding
Diluted	134,927		134,249
Basic	133,752		133,130

Net earnings per common share—diluted	$0.44		$0.38

Net earnings per common share—basic	$0.44		$0.38

Dividends per common share	$.1425		$.1400

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year-to-date (28 weeks) ended
	September 7, 2002	% of sales	September 8, 2001	% of sales
Net sales	$10,344,239	100.00%	$11,646,825	100.00%

Costs and expenses
Cost of sales	8,995,614	86.96	10,288,896	88.34
Selling and administrative expenses	1,043,027	10.08	1,055,634	9.06
Amortization of goodwill	—	0.00	25,971	0.22
Interest
Interest expense	100,658	0.97	108,599	0.93
Interest income	10,842	0.10	12,300	0.10

Interest expense, net	89,816	0.87	96,299	0.83

Total costs and expenses	10,128,457	97.91	11,466,800	98.45

Earnings before income taxes	215,782	2.09	180,025	1.55

Provision for income taxes
Current	65,437		65,032
Deferred	14,383		7,457

Income tax expense	79,820	0.78	72,489	0.63

Net earnings	$135,962	1.31%	$107,536	0.92%

Weighted average number of common shares outstanding
Diluted	135,619		133,293
Basic	133,786		132,766

Net earnings per common share—diluted	$1.00		$0.81

Net earnings per common share—basic	$1.02		$0.81

Dividends per common share	$.2825		$.2775

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

(In thousands, except percent data)

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 7, 2002	September 8, 2001	September 7, 2002	September 8, 2001
Net Sales

Retail food	$2,247,153	$2,157,842	$5,059,374	$4,978,041
% of total	50.0%	45.8%	48.9%	42.7%

Food distribution	2,247,855	2,557,415	5,284,865	6,668,784
% of total	50.0%	54.2%	51.1%	57.3%

Total net sales	$4,495,008	$4,715,257	$10,344,239	$11,646,825
	100.0%	100.00%	100.0%	100.0%

Earnings

Retail food	$98,752	$91,135	$227,897	$178,775
% of sales	4.4%	4.2%	4.5%	3.6%

Food distribution	39,775	42,598	96,948	118,385
% of sales	1.8%	1.7%	1.8%	1.8%

Subtotal	138,527	133,733	324,845	297,160
% of sales	3.1%	2.8%	3.1%	2.6%

General corporate expenses	(7,203)	(9,020)	(19,247)	(20,836)

Total operating earnings	131,324	124,713	305,598	276,324
% of sales	2.9%	2.6%	3.0%	2.4%

Interest expense	(42,606)	(45,942)	(100,658)	(108,599)

Interest income	4,625	5,870	10,842	12,300

Earnings before income taxes	93,343	84,641	215,782	180,025

Provision for income taxes	(34,536)	(34,073)	(79,820)	(72,489)

Net earnings	$58,807	$50,568	$135,962	$107,536

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Second Quarter	Fiscal Year End
	September 7, 2002	February 23, 2002
Assets

Current Assets
Cash and cash equivalents	$294,412	$12,171
Receivables, net	453,680	447,243
Inventories, net	1,075,889	1,038,050
Other current assets	75,147	78,030

Total current assets	1,899,128	1,575,494

Long-term notes receivable, net	131,968	137,326

Property, plant and equipment, net	2,211,578	2,208,633

Goodwill	1,576,584	1,531,312

Other assets	376,128	343,484

Total assets	$6,195,386	$5,796,249

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$—	$27,465
Accounts payable	1,210,341	1,013,140
Current debt and obligations under capital leases	354,124	356,408
Other current liabilities	295,530	293,498

Total current liabilities	1,859,995	1,690,511

Long-term debt and obligations under capital leases	2,010,995	1,875,873

Other liabilities and deferred income taxes	328,844	330,727

Commitments and contingencies

Total stockholders’ equity	1,995,552	1,899,138

Total liabilities and stockholders’ equity	$6,195,386	$5,796,249

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock			Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Shares	Amount	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income		Total
BALANCES AT FEBRUARY 24, 2001	150,670	$150,670	$128,492	(18,296)	$(342,100)	$—	$1,846,087	$		$1,783,149
Net earnings		—			—	198,326	198,326			198,326
Sales of common stock under option plans		—	(2,103)	1,401	28,005	—	—			25,902
Cash dividends declared on common stock—$.5575 per share		—		—		—	(74,429)			(74,429)
Compensation under employee incentive plans		—	(4,945)	576	10,293	—	—			5,348
Other comprehensive loss		—				(7,075)	—		(7,075)	(7,075)
Purchase of shares for treasury		—		(1,462)	(32,083)	—	—			(32,083)

BALANCES AT FEBRUARY 23, 2002	150,670	$150,670	$121,444	(17,781)	$(335,885)	$191,251	$1,969,984		$(7,075)	$1,899,138

Net earnings		—		—	—	135,962	135,962			135,962
Sales of common stock under option plans		—	(9,116)	2,092	45,555	—	—			36,439
Cash dividends declared on common stock—$.2825 per share		—	—			—	(38,780)			(38,780)
Compensation under employee incentive plans		—	1,816	146	2,953	—				4,769
Other comprehensive loss		—			—	183	—		183	183
Purchase of shares for treasury		—		(1,508)	(42,159)	—	—			(42,159)

BALANCES AT SEPTEMBER 7, 2002	150,670	$150,670	$114,144	(17,051)	$(329,536)	$136,145	$2,067,166		$(6,892)	$1,995,552

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (28 weeks ended)
	September 7, 2002	September 8, 2001
Net cash provided by operating activities	$370,019	$479,209

Cash flows from investing activities
Additions to long-term notes receivable	(11,820)	(21,658)
Proceeds received on long-term notes receivable	16,568	19,112
Proceeds from sale of assets	21,023	50,562
Purchases of property, plant and equipment	(203,656)	(125,972)
Other investing activities	(7,599)	(30,180)

Net cash used in investing activities	(185,484)	(108,136)

Cash flows from financing activities
Net increase (decrease) in checks outstanding, net of deposits	72,870	(119,808)
Net reduction of short-term notes payable	(27,465)	(192,655)
Proceeds from issuance of long-term debt	296,535	10,000
Repayment of long-term debt	(179,444)	(11,973)
Reduction of obligations under capital leases	(16,591)	(13,607)
Net proceeds from the sale of common stock under option plans	29,593	5,482
Dividends paid	(37,517)	(36,525)
Payment for purchase of treasury stock	(40,275)	—

Net cash provided by (used in) financing activities	97,706	(359,086)

Net increase in cash and cash equivalents	282,241	11,987
Cash and cash equivalents at beginning of period	12,171	10,396

Cash and cash equivalents at the end of period	$294,412	$22,383

Supplemental Information:
Pretax LIFO	$1,342	$3,882
Pretax depreciation and amortization	$153,572	$180,261

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Accounting Policies

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Annual Report on Form 10-K/A of SUPERVALU INC. (“SUPERVALU” or the “Company”) for its fiscal year ended February 23, 2002 (“fiscal 2002”).

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. The last three fiscal years consist of the 52-week periods ended February 23, 2002, February 24, 2001 and February 26, 2000. The Company’s reporting period for the second quarter and year-to-date periods ended September 7, 2002 and September 8, 2001 includes twelve weeks and twenty-eight weeks.

Statement of Registrant

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the Company and its subsidiaries at September 7, 2002 and September 8, 2001, and the results of the Company’s consolidated operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

Earnings Per Share (EPS)

Basic EPS is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

The following table details the computation of EPS:

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	Sept. 7, 2002	Sept. 8, 2001	Sept. 7, 2002	Sept. 8, 2001
	(In thousands, except per share amounts)
Earnings per share – basic
Income available to common shareholders	$58,807	$50,568	$135,962	$107,536
Weighted average shares outstanding	133,752	$133,130	133,786	132,766
Earnings per share – basic	$0.44	$0.38	$1.02	$0.81

Earnings per share – diluted
Income available to common shareholders	$58,807	$50,568	$135,962	$107,536
Weighted average shares outstanding	133,752	133,130	133,786	132,766
Dilutive impact of options outstanding	1,175	1,119	1,833	527

Weighted average shares and potential dilutive shares outstanding	134,927	134,249	135,619	133,293
Earnings per share – diluted	$0.44	$0.38	$1.00	$0.81

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. For SUPERVALU, amortization of goodwill ceased on February 24, 2002, at which time it was tested for impairment. Each of the Company’s reporting units were tested for impairment by comparing the fair value of the respective reporting unit with its carrying value as of February 24, 2002. Fair value was determined primarily based on valuation studies performed by the Company which considered the discounted cash flow method consistent with the Company’s valuation guidelines. As a result of impairment tests performed, the Company recorded no impairment loss. At September 7, 2002, the Company had $1.6 billion of goodwill on its consolidated balance sheets of which $0.9 billion was related to the retail food segment and $0.7 billion was related to the food distribution segment. At September 7, 2002, the net book value of other intangible assets of the Company totaled approximately $8.6 million, which is net of accumulated amortization of approximately $8.1 million.

In the following table, the Company has adjusted reported net earnings, diluted net earnings per common share and basic net earnings per common share to exclude amortization expense related to goodwill, that is no longer being amortized upon the adoption of SFAS No. 142:

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 7, 2002	September 8, 2001	September 7, 2002	September 8, 2001
Reported net earnings	$58,807	$50,568	$135,962	$107,536
Goodwill amortization	—	11,106	—	25,971

Adjusted net earnings	$58,807	$61,674	$135,962	$133,507

Diluted net earnings per common share:
Reported net earnings	$0.44	$0.38	$1.00	$0.81
Goodwill amortization	—	0.08	—	0.19

Adjusted net earnings	$0.44	$0.46	$1.00	$1.00

Basic net earnings per common share:
Reported net earnings	$0 44	$0.38	$1.02	$0.81
Goodwill amortization	—	0.08	—	0.19

Adjusted net earnings	$0.44	$0.46	$1.02	$1.00

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company adopted the provisions of SFAS No. 144 effective February 24, 2002. As a result of impairment tests performed, the Company recorded no impairment loss.

Emerging Issue Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)”, which codified EITF Issue Nos. 00-14, “Accounting for Certain Sales Incentives”; 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”; and 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, became effective for the Company on February 24, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. This EITF did not have a material impact on the Company’s consolidated financial statements.

Statement of Position (SOP) No. 01-06, “Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others”, became effective for the Company on February 24, 2002. SOP No. 01-06 addresses the appropriate accounting for a company’s financing and lending activities. SOP No. 01-06 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt the provisions of SFAS No. 143 in the first quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while the remaining provisions will be effective for the Company in the first quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue 94-3. The Company plans to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company is currently analyzing the impact SFAS No. 146 will have on its consolidated financial statements.

EITF Issue No. 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, ‘Goodwill and Other Intangible Assets’ ”, requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS No. 142 goodwill impairment test. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The Company is currently analyzing the impact EITF No. 02-13 will have on its consolidated financial statements.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. The EITF has not yet reached a final consensus on this issue. The Company will continue to monitor, until consensus is reached, the impact EITF No. 02-16 will have on its consolidated financial statements.

RESTRUCTURE AND OTHER CHARGES

Restructure 2002

In the fourth quarter of fiscal 2002, the Company identified additional efforts that will allow it to extend its distribution efficiency program begun early in fiscal 2001. The additional distribution efficiency initiatives identified resulted in pre-tax restructure charges of $16.3 million, primarily related to personnel reductions in administrative and transportation functions. Management began the initiatives in fiscal 2003 and expects the majority of these actions to be completed by the end of fiscal 2003.

Reserves for the fiscal 2002 restructure plan represent lease related costs as well as severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance September 7, 2002
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$3,235	$181	$3,054

	3,235	181	3,054

Employee related costs:
Administrative realignment	8,000	641	7,359
Transportation efficiency initiatives	5,065	4,036	1,029

	13,065	4,677	8,388

Total restructure and other charges	$16,300	$4,858	$11,442

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Year	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Balance September 7, 2002
Employees	800	0	800	300	500

Restructure 2001

In the fourth quarter of fiscal 2001, the Company completed a strategic review that identified certain assets that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. This review process culminated in the Company recording pre-tax restructure and other charges of $181.6 million, including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations, and $39.8 million for severance and employee related costs. During fiscal 2002, the fiscal 2001 charges were increased by $17.8 million as a result of changes in estimates primarily due to the softening real estate market, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers.

Included in the asset impairment charges of $89.7 million were $57.4 million of charges related to the Retail Food segment and $32.3 million of charges related to the Food Distribution segment. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the restructure and other charges line in the Consolidated Statements of Earnings for fiscal 2001. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited lease facilities and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance September 7, 2002
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$8,081	$3,260	$4,821
Exit of non-core retail markets	15,988	9,349	6,639
Disposal of non-core assets and other administrative reductions	7,194	1,053	6,141

	31,263	13,662	17,601

Employee related costs:
Consolidation of distribution centers	17,982	6,448	11,534
Exit of non-core retail markets	6,172	2,186	3,986
Disposal of non-core assets and other administrative reductions	554	554	0

	24,708	9,188	15,520

Total restructure and other charges	$55,971	$22,850	$33,121

The number of actual employees terminated under the fiscal 2001 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. Details of the fiscal 2001 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Adjustment	Balance September 7, 2002
Employees	4,500	3,043	(707)	750	567	(183)	0

Restructure 2000

In fiscal 2000, the Company recorded pre-tax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. The restructure and other charges included costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions. The original reserve amount was reduced by $10.3 million in fiscal 2001, primarily for a change in estimate for the closure of a remaining facility. The reserve amount was subsequently increased $12.2 million in fiscal 2002, due to a change in estimate on the remaining facility primarily due to the softening real estate market.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited lease facilities and unpaid employee benefits. Details of the fiscal 2000 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance September 7, 2002
	(In thousands)
Lease related costs
Facility consolidation	$10,300	$1,895	$8,405
Non-core store disposal	4,611	814	3,797

	14,911	2,709	12,202

Employee related costs
Facility consolidation	2,938	1,480	1,458
Infrastructure realignment	142	142	0

	3,080	1,622	1,458

Total restructure and other charges	$17,991	$4,331	$13,660

The number of actual employees terminated under the fiscal 2000 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. Details of the fiscal 2000 restructure activity as it relates to employees are as follows:

	Original Estimate	Actual Employees Terminated	Adjustments in Prior Years	Balance February 23, 2002
Employees	2,517	1,693	(824)	0

Amounts in the 2002, 2001 and 2000 restructure tables above reflect the reclassification of costs by restructure component.

RESERVES FOR CLOSED PROPERTIES

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserve for closed properties includes management’s estimates for lease subsidies, lease terminations, future payments on exited leased facilities and severance. Details of the closed property activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Additions	Deductions	Balance September 7, 2002
Reserve for Closed Properties	$74,996	6,055	(13,643)	$67,408

The Company also recognized impairment charges of $3.1 million in fiscal 2003 on the write-down of long-lived assets for properties to be closed. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values which were based on the estimated market values for similar assets.

FINANCIAL INSTRUMENTS

In the first quarter of fiscal 2003, the Company entered into swap agreements in the notional amount of $225 million that exchange a fixed rate payment obligation for a floating rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the Company and are reflected in other assets in the condensed consolidated balance sheets. At September 7, 2002, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected in the consolidated statements of earnings and, through September 7, 2002, the net earnings impact was zero.

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

COMMITMENTS AND CONTINGENCIES

In July and August 2002, several class action lawsuits were filed against the Company in the United States District Court for the District of Minnesota on behalf of purchasers of the Company’s securities between July 29, 1999 and June 26, 2002. The complaints allege that the Company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The complaints have been consolidated into a single lawsuit. The Company believes that the lawsuit is without merit and intends to vigorously defend the action. No damages have been specified. The Company is unable to evaluate the likelihood of prevailing in the case at this early stage of the proceedings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER:

In the second quarter of fiscal 2003, the Company achieved net sales of $4.5 billion compared to $4.7 billion in the second quarter of fiscal 2002. Net earnings for second quarter of fiscal 2003 were $58.8 million and diluted earnings per share were $0.44. In the second quarter of fiscal 2002, net earnings were $50.6 million and diluted earnings per share were $0.38. Net earnings for the second quarter of fiscal 2003 reflect the adoption of SFAS No. 142. The effect of the adoption of SFAS No. 142 was to increase earnings for the second quarter of fiscal 2003 by $11.1 million pre-tax, or $0.08 net earnings per share, reflecting the non-amortization of goodwill.

Net Sales

Net sales for the second quarter of fiscal 2003 were $4.5 billion, a decrease of 4.7 percent from last year. Retail food sales were 50.0 percent of net sales for the second quarter of fiscal 2003 compared with 45.8 percent last year. Distribution sales were 50.0 percent of net sales for the second quarter of fiscal 2003 compared with 54.2 percent last year.

Retail food sales for the second quarter of fiscal 2003 increased 4.1 percent compared to the second quarter of last year, primarily as a result of store growth. Store activity over the past year, including licensed units, resulted in 164 net new stores opened and acquired, including 69 opened and acquired Deal$-Nothing Over a Dollar general merchandise stores, for a total of 1,358 stores at quarter-end, an increase in square footage of approximately 8.0 percent over last year. Same-store retail sales for the second quarter of fiscal 2003 were negative 0.8 percent, impacted by approximately 120 basis points in cannibalization within key expansion markets and continued weakness in food at home spending as consumers traded down to lower-priced goods. Cannibalization is defined as the negative sales impact the opening of a new store has on an existing store in the same market. As the Company adds new stores to major existing markets, it experiences cannibalization.

Food distribution sales for the second quarter of fiscal 2003 decreased 12.1 percent compared to the second quarter of last year, primarily reflecting customer losses. The exit of the Kmart supply contract, the loss of Genuardi’s as a customer and restructure activities accounted for approximately 28 percent, 30 percent and 9 percent, respectively, of the decrease.

Gross Profit

Gross profit as a percentage of net sales increased to 13.2 percent for the second quarter of fiscal 2003 from 12.5 percent last year. The growing proportion of the Company’s retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business, accounted for substantially all of the increase.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased to 10.2 percent for the second quarter of fiscal 2003 from 9.7 percent last year. The growing proportion of the Company’s retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business, accounted for substantially all of the increase.

Operating Earnings

The Company’s earnings before interest and taxes (EBIT) were $131.3 million for the second quarter of fiscal 2003 compared to $124.7 million for the second quarter of last year, a 5.3 percent increase, primarily reflecting the discontinuation of goodwill amortization of $11.1 million effective February 24, 2002. Retail food EBIT increased 8.4 percent to $98.8 million, or 4.4 percent of net sales, for the second quarter of fiscal 2003 from last year’s EBIT of $91.1 million, or 4.2 percent of net sales, primarily reflecting the discontinuation of goodwill amortization of $5.8 million. Food distribution EBIT decreased 6.6 percent to $39.8 million, or 1.8 percent of net sales, for the second quarter of fiscal 2003 from last year’s EBIT of $42.6 million, or 1.7 percent of net sales. The decrease in food distribution EBIT primarily reflects the decline in net sales due to net customer losses, partially offset by the impact of the discontinuation of goodwill amortization of $5.3 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA, as calculated and discussed on page 17) decreased 2.0 percent to $198.0 million, or 4.4 percent of net sales, for the second quarter of fiscal 2003 from $202.0 million, or 4.3 percent of net sales last year. Retail food EBITDA increased 4.0 percent to $136.1 million, or 6.1 percent of net sales, for the second quarter of fiscal 2003 from last year’s EBITDA of $130.8 million, or 6.1 percent of net sales. Food distribution EBITDA decreased 13.7 percent to $68.5 million, or 3.1 percent of net sales, for the second quarter of fiscal 2003 from last year’s EBITDA of $79.4 million, or 3.1 percent of net sales.

Net Interest Expense

Interest expense decreased to $42.6 million for the second quarter of fiscal 2003, compared with $45.9 million last year, reflecting lower average borrowing levels and lower average interest rates, primarily as a result of the interest rate swap agreements entered into in the first quarter of fiscal 2003. Interest income decreased to $4.6 million for the second quarter of fiscal 2003, compared with $5.9 million last year, as a result of lower notes receivable outstanding.

Income Taxes

The effective tax rate was 37.0 percent for the second quarter of fiscal 2003 compared with 40.3 percent last year. The decrease in the effective tax rate was primarily due to the discontinuation of goodwill amortization as of February 24, 2002, which was not deductible for income tax purposes.

Net Earnings

Net earnings were $58.8 million, or $.44 per diluted share, for the second quarter of fiscal 2003, compared with net earnings of $50.6 million, or $.38 per diluted share, last year.

Weighted average diluted shares increased to 134.9 million for the second quarter of fiscal 2003 compared with last year’s weighted average diluted shares of 134.2 million reflecting the impact of stock option activity, offset in part by shares repurchased under the treasury stock program.

YEAR-TO-DATE RESULTS:

Year-to-date for fiscal 2003, the Company achieved net sales of $10.3 billion compared to $11.6 billion last year. Net earnings for fiscal 2003 year-to-date were $136.0 million and diluted earnings per share were $1.00. Last year net earnings were $107.5 million and diluted earnings per share were $0.81. Net earnings for fiscal 2003 year-to-date reflect the adoption of SFAS No. 142. The effect of the adoption of SFAS No. 142 was to increase earnings for fiscal 2003 year-to-date by $26.0 million pre-tax, or $0.19 net earnings per share, reflecting the non-amortization of goodwill.

Net Sales

Net sales for fiscal 2003 year-to-date of $10.3 billion decreased 11.2 percent from $11.6 billion last year. Retail food sales were 48.9 percent of net sales for fiscal 2003 year-to-date compared with 42.7 percent last year. Distribution food sales were 51.1 percent of net sales for fiscal 2003 year-to-date compared with 57.3 percent last year.

Retail food sales increased 1.6 percent compared to last year, primarily as a result of store growth. Same-store retail sales for fiscal 2003 year-to-date were negative 1.0 percent, impacted by approximately 120 basis points in cannibalization within key expansion markets and continued weakness in food at home spending as consumers traded down to lower-priced goods.

Food distribution sales decreased 20.8 percent compared to last year, reflecting customer losses, primarily the exit of the Kmart supply contract which terminated June 30, 2001. The exit of the Kmart supply contract, the loss of Genuardi’s as a customer and restructure activities accounted for approximately 56 percent, 16 percent and 8 percent, respectively, of the decrease.

Gross Profit

Gross profit as a percentage of net sales increased to 13.0 percent for fiscal 2003 year-to-date from 11.7 percent last year. The growing proportion of the Company’s retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business, accounted for approximately 90 basis points of the increase and improved merchandising execution in the retail food business accounted for approximately 40 basis points of the increase.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased to 10.1 percent for fiscal 2003 from 9.1 percent last year. The growing proportion of the Company’s retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business, accounted for substantially all of the increase.

Operating Earnings

The Company’s EBIT was $305.6 million for fiscal 2003 year-to-date compared to $276.3 million last year, a 10.6 percent increase, primarily reflecting the discontinuation of goodwill amortization of $26.0 million effective February 24, 2002. Retail food EBIT increased 27.5 percent to $227.9 million, or 4.5 percent of net sales, for fiscal 2003 year-to-date from last year’s EBIT of $178.8 million, or 3.6 percent of net sales. This increase in retail food EBIT reflects the growth of new stores, improved merchandising execution and the discontinuation of goodwill amortization of $13.7 million. Food distribution EBIT decreased 18.1 percent to $96.9 million, or 1.8 percent of net sales, for fiscal 2003 year-to-date from last year’s EBIT of $118.4 million, or 1.8 percent of sales. The decrease in food distribution EBIT primarily reflects the decline in net sales due to net customer losses, partially offset by the impact of the discontinuation of goodwill amortization of $12.3 million.

EBITDA increased 0.6 percent to $459.2 million, or 4.4 percent of net sales, for fiscal 2003 year-to-date from $456.6 million, or 3.9 percent of net sales last year. Retail food EBITDA increased 15.5 percent to $311.5 million, or 6.2 percent of net sales, for fiscal 2003 year-to-date from last year’s EBITDA of $269.7 million, or 5.4 percent of net sales. Food distribution EBITDA decreased 19.6 percent to $165.6 million, or 3.1 percent of net sales, for fiscal 2003 year-to-date from last year’s EBITDA of $206.1 million, or 3.1 percent of net sales.

Net Interest Expense

Interest expense decreased to $100.7 million for fiscal 2003 year-to-date compared with $108.6 million last year, reflecting lower average borrowing levels and lower average interest rates, primarily as a result of the interest rate swap agreements entered into in the first quarter of fiscal 2003. Interest income decreased to $10.8 million for fiscal 2003 year-to-date, compared with $12.3 million last year, as a result of lower notes receivable outstanding.

Income Taxes

The effective tax rate was 37.0 percent for fiscal 2003 year-to-date compared with 40.3 percent last year. The decrease in the effective tax rate was primarily due to the discontinuation of goodwill amortization as of February 24, 2002, which was not deductible for income tax purposes.

Net Earnings

Net earnings were $136.0 million, or $1.00 per diluted share, for fiscal 2003 year-to-date, compared with net earnings of $107.5 million, or $.81 per diluted share, last year.

Weighted average diluted shares increased to 135.6 million for fiscal 2003 year-to-date compared with last year’s weighted average diluted shares of 133.3 million, reflecting the impact of stock option activity, offset in part by shares repurchased under the treasury stock program.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations was $370.0 million for fiscal 2003 year-to-date compared with $479.2 million last year. The decrease in cash from operations as compared to last year reflects the prior year reduction in working capital, primarily relating to the exit of the Kmart supply contract in fiscal 2002.

Cash used in investing activities was $185.5 million for fiscal 2003 year-to-date. Cash used in investing activities year-to-date was primarily attributable to capital spending to fund retail store expansion, including the acquisition of Deal$-Nothing Over a Dollar stores, remodeling and technology enhancements.

Cash provided by financing activities was $97.7 million for fiscal 2003 year-to-date. Cash provided by financing activities year-to-date reflects both the $300 million 10-year 7 ½% bond offering completed in May 2002 and the redemption of $173 million of the Company’s 9.75% Senior Notes due 2004 at the redemption price of 102.4375% of the principal amount of the Senior Notes, plus accrued and unpaid interest. The Company also plans to retire a $300 million bond that matures in November of 2002 using primarily cash on hand and funds available through its existing credit facilities.

In April 2002, the Company finalized a new three-year, unsecured $650 million revolving credit agreement with rates tied to LIBOR plus 0.650 to 1.400 percent, based on the Company’s credit ratings. The agreement contains various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. This credit facility replaced the Company’s $300 million and $400 million credit facilities, which had expiration dates in August and October of 2002, respectively. As of September 7, 2002, the Company had no outstanding borrowings under the credit facility. Letters of credit outstanding under the credit facility were $129.0 million and the unused available credit under the facility was $521.0 million.

As of September 7, 2002, $200 million in borrowing capacity was available under the Company’s $200 million accounts receivable securitization program. The program was renewed for another year in August 2002.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. In the event SUPERVALU’s stock price reaches the convertible debentures’ conversion trigger price of $34.29 in the third quarter of fiscal 2003, the Company would be required to include an additional 7.8 million shares in its diluted shares outstanding calculation for the third quarter. Holders of the debentures may require the Company to purchase all or a portion of their debentures on the first day of October 2003, 2006 and 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest.

During fiscal 2003, the Company repurchased 1.5 million shares of treasury stock at an average cost of $27.96 as part of the 5.0 million stock repurchase program authorized in fiscal 2002.

The Company is currently evaluating its pension benefit plan assumptions including asset return performance. Any changes in the benefit plan assumptions as well as the funded status of the plan, may impact funding and expense levels in the future.

Net cash flows from operating activities as presented in the condensed consolidated statements of cash flows is an important measure of cash generated by the Company’s operating activities. EBITDA is similar to net cash flows from operations because it excludes certain non-cash items. However, EBITDA also excludes interest expense and income taxes. EBITDA should not be considered as an alternative to GAAP reported measures of net income or cash flows from operating activities, as an indicator of operating performance or as a measure of liquidity. Management believes that EBITDA is relevant because it assists investors in evaluating the Company’s performance. Other companies may define EBITDA differently and, as a result, such measures may not be comparable to the Company’s EBITDA. The Company’s calculation of EBITDA is as follows:

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 7, 2002	September 8, 2001	September 7, 2002	September 8, 2001
	(Dollars in millions)
EBITDA:

Total EBIT	$131.3	$124.7	$305.6	$276.3
Add :
Depreciation and amortization	66.7	77.3	153.6	180.3

Total EBITDA	$198.0	$202.0	$459.2	$456.6

Retail EBITDA:

Total Retail EBIT	$98.8	$91.1	$227.9	$178.8
Add:
Depreciation and amortization	37.3	39.7	83.6	90.9

Total Retail EBITDA	$136.1	$130.8	$311.5	$269.7

Distribution EBITDA:

Total Distribution EBIT	$39.8	$42.6	$96.9	$118.4
Add:
Depreciation and amortization	28.7	36.8	68.7	87.7

Total Distribution EBITDA	$68.5	$79.4	$165.6	$206.1

Retail EBITDA	$136.1	$130.8	$311.5	$269.7
Distribution EBITDA	68.5	79.4	165.6	206.1
General Corporate EBITDA	(6.6)	(8.2)	(17.9)	(19.2)

Total EBITDA	$198.0	$202.0	$459.2	$456.6

Cash Flow:

Net cash provided by operating activities	$171.8	$261.3	$370.0	$479.2

Net cash used in investing activities	($60.2)	($32.9)	($185.5)	($108.1)

Net cash (provided by) used in financing activities	($164.1)	($246.1)	$97.7	($359.1)

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

RESTRUCTURE AND OTHER CHARGES

Restructure 2002

In the fourth quarter of fiscal 2002, the Company identified additional efforts that will allow it to extend its distribution efficiency program begun early in fiscal 2001. The additional distribution efficiency initiatives identified resulted in pre-tax restructure charges of $16.3 million, primarily related to personnel reductions in administrative and transportation functions. Management began the initiatives in fiscal 2003 and expects the majority of these actions to be completed by the end of fiscal 2003.

Reserves for the fiscal 2002 restructure plan represent lease related costs as well as severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance September 7, 2002
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$3,235	$181	$3,054

	3,235	181	3,054

Employee related costs:
Administrative realignment	8,000	641	7,359
Transportation efficiency initiatives	5,065	4,036	1,029

	13,065	4,677	8,388

Total restructure and other charges	$16,300	$4,858	$11,442

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Year	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Balance September 7, 2002
Employees	800	0	800	300	500

Restructure 2001

In the fourth quarter of fiscal 2001, the Company completed a strategic review that identified certain assets that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. This review process culminated in the Company recording pre-tax restructure and other charges of $181.6 million, including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited leased facilities and guarantee obligations, and $39.8 million for severance and employee related costs. During fiscal 2002, the fiscal 2001 charges were increased by $17.8 million as a result of changes in estimates primarily due to the softening real estate market, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers.

Included in the asset impairment charges of $89.7 million were $57.4 million of charges related to the Retail Food segment and $32.3 million of charges related to the Food Distribution segment. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the restructure and other charges line in the Consolidated Statements of Earnings for fiscal 2001. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited lease facilities and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance September 7, 2002
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$8,081	$3,260	$4,821
Exit of non-core retail markets	15,988	9,349	6,639
Disposal of non-core assets and other administrative reductions	7,194	1,053	6,141

	31,263	13,662	17,601

Employee related costs:
Consolidation of distribution centers	17,982	6,448	11,534
Exit of non-core retail markets	6,172	2,186	3,986
Disposal of non-core assets and other administrative reductions	554	554	0

	24,708	9,188	15,520

Total restructure and other charges	$55,971	$22,850	$33,121

The number of actual employees terminated under the fiscal 2001 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. Details of the fiscal 2001 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Adjustments	Balance September 7, 2002
Employees	4,500	3,043	(707)	750	567	(183)	0

Restructure 2000

In fiscal 2000, the Company recorded pre-tax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. The restructure and other charges included costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions. The original reserve amount was reduced by $10.3 million in fiscal 2001, primarily for a change in estimate for the closure of a remaining facility. The reserve amount was subsequently increased $12.2 million in fiscal 2002, due to a change in estimate on the remaining facility, primarily due to the softening real estate market.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited lease facilities and unpaid employee benefits. Details of the fiscal 2000 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance September 7, 2002
	(In thousands)
Lease related costs
Facility consolidation	$10,300	$1,895	$8,405
Non-core store disposal	4,611	814	3,797

	14,911	2,709	12,202

Employee related costs
Facility consolidation	2,938	1,480	1,458
Infrastructure realignment	142	142	0

	3,080	1,622	1,458

Total restructure and other charges	$17,991	$4,331	$13,660

The number of actual employees terminated under the fiscal 2000 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. Details of the fiscal 2000 restructure activity as it relates to employees are as follows:

	Original Estimate	Actual Employees Terminated	Adjustments in Prior Years	Balance February 23, 2002
Employees	2,517	1,693	(824)	0

Amounts in the 2002, 2001 and 2000 restructure tables above reflect the reclassification of costs by restructure component.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. For SUPERVALU, amortization of goodwill ceased on February 24, 2002, at which time it was tested for impairment. Each of the Company’s reporting units were tested for impairment by comparing the fair value of the respective reporting unit with its carrying value as of February 24, 2002. Fair value was determined primarily based on valuation studies performed by the Company which considered the discounted cash flow method consistent with the Company’s valuation guidelines. As a result of impairment tests performed, the Company recorded no impairment loss.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt the provisions of SFAS No. 143 in the first quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company adopted the provisions of SFAS No. 144 effective February 24, 2002. As a result of impairment tests performed, the Company recorded no impairment loss.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales lease-back transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while the remaining of the provisions will be effective for the Company in the first quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue 94-3. The Company plans to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company is currently analyzing the impact SFAS No. 146 will have on its consolidated financial statements.

Emerging Issue Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)”, which codified EITF Issue Nos. 00-14, “Accounting for Certain Sales Incentives”; 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”, and 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, became effective for the Company on February 24, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. This EITF did not have a material impact on the Company’s consolidated financial statements.

EITF Issue No. 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, ‘Goodwill and Other Intangible Assets’,” requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS No. 142 goodwill impairment test. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The Company is currently analyzing the impact EITF No. 02-13 will have on its consolidated financial statements.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. The EITF has not yet reached a final consensus on this issue. The Company will continue to monitor, until consensus is reached, the impact EITF No. 02-16 will have on its consolidated financial statements.

Statement of Position (SOP) No. 01-06, “Accounting for Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others”, became effective for the Company on February 24, 2002. SOP No. 01-06 addresses the appropriate accounting for a company’s financing and lending activities. SOP No. 01-06 did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In June 2002, the Company announced that it had identified an understatement of cost of goods sold resulting from intentional inventory misstatements by a former employee in its pharmacy division. The effect of the correction of the misstatements was to reduce previously reported net income $7.2 million, $9.1 million and $1.3 million and net earnings per share – diluted by $0.05, $0.07, and $0.01 for fiscal 2002, 2001 and 2000 respectively. The consolidated financial statements as of and for the years ended February 23, 2002, February 24, 2001 and February 26, 2000, and the notes thereto, included in amended Annual Reports on Form 10-K have been restated to include the effects of the corrections of these misstatements.

Following the announcement of the Company’s restatement, several class action lawsuits were filed in July and August 2002 against the Company in the United States District Court for the District of Minnesota on behalf of purchasers of the Company’s securities between July 29, 1999 and June 26, 2002. The complaints allege that the Company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The complaints have been consolidated into a single lawsuit. The Company believes that the lawsuit is without merit and intends to vigorously defend the action. No damages have been specified. The Company is unable to evaluate the likelihood of prevailing in the case at this early stage of the proceedings.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits filed with this Form 10-Q:

(12)	Ratio of Earnings to Fixed Charges.

(99)(i)	Cautionary Statements pursuant to the Securities Litigation Reform Act.

(99)(ii)	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

(i)
On June 25, 2002, the Registrant filed a report on Form 8-K reporting under Item 5 “Other Events and Regulation FD Disclosure,” a charge to earnings resulting from inventory misstatements by a former employee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 22, 2002	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

I, Jeffrey Noddle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SUPERVALU INC.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 22, 2002	/s/ JEFFREY NODDLE
Chief Executive Officer

I, Pamela K. Knous, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SUPERVALU INC.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 22, 2002	/s/ PAMELA K. KNOUS
Chief Financial Officer

EXHIBIT INDEX

Exhibit
(12)	Ratio of Earnings to Fixed Charges.

(99)(i)	Cautionary Statements pursuant to the Securities Litigation Reform Act.

(99)(ii)	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.