Form 10-Q
period 2002-11-30
SUPERVALU INC
filed 2003-01-14
CIK 95521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended November 30, 2002

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of December 28, 2002 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	133,688,277

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Third Quarter (12 weeks) ended
	November 30, 2002	% of sales	December 1, 2001	% of sales
Net sales	$4,704,768	100.00%	$4,610,293	100.00%

Costs and expenses
Cost of sales	4,108,425	87.32	4,018,382	87.15
Selling and administrative expenses	467,818	9.94	444,671	9.65
Amortization of goodwill	—	—	10,817	0.23
Interest
Interest expense	42,508	0.91	43,666	0.95
Interest income	4,709	0.10	4,309	0.09

Interest expense, net	37,799	0.81	39,357	0.86

Total costs and expenses	4,614,042	98.07	4,513,227	97.89

Earnings before income taxes	90,726	1.93	97,066	2.11

Provision for income taxes
Current	13,188		9,019
Deferred	20,401		30,031

Income tax expense	33,589.72		39,050.85

Net earnings	$57,137	1.21%	$58,016	1.26%

Weighted average number of common shares outstanding
Diluted	134,087		135,068
Basic	133,639		133,475

Net earnings per common share—diluted	$0.43		$0.43

Net earnings per common share—basic	$0.43		$0.43

Dividends declared per common share	$.1425		$.1400

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Year-to-date (40 weeks) ended
	November 30, 2002	% of sales	December 1, 2001	% of sales
Net sales	$15,049,007	100.00%	$16,257,118	100.00%

Costs and expenses
Cost of sales	13,104,039	87.07	14,307,278	88.01
Selling and administrative expenses	1,510,845	10.04	1,500,305	9.23
Amortization of goodwill	—	—	36,788	0.23
Interest
Interest expense	143,166	0.95	152,265	0.94
Interest income	15,551	0.10	16,609	0.11

Interest expense, net	127,615	0.85	135,656	0.83

Total costs and expenses	14,742,499	97.96	15,980,027	98.30

Earnings before income taxes	306,508	2.04	277,091	1.70

Provision for income taxes
Current	78,625		74,051
Deferred	34,784		37,488

Income tax expense	113,409	0.76	111,539	0.68

Net earnings	$193,099	1.28%	$165,552	1.02%

Weighted average number of common shares outstanding
Diluted	135,160		133,826
Basic	133,742		132,979

Net earnings per common share—diluted	$1.43		$1.24

Net earnings per common share—basic	$1.44		$1.24

Dividends declared per common share	$.4250		$.4175

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET SALES AND EARNINGS

(In thousands, except percent data)

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	Actual November 30, 2002	Last Year December 1, 2001	Actual November 30, 2002	Last Year December 1, 2001
Net Sales

Retail food	$2,271,198	$2,194,831	$7,330,572	$7,172,872
% of total	48.3%	47.6%	48.7%	44.1%

Food distribution	2,433,570	2,415,462	7,718,435	9,084,246
% of total	51.7%	52.4%	51.3%	55.9%

Total net sales	$4,704,768	$4,610,293	$15,049,007	$16,257,118
	100.0%	100.00%	100.0%	100.0%

Earnings

Retail food	$93,385	$91,815	$321,282	$270,590
% of sales	4.1%	4.2%	4.4%	3.8%

Food distribution	43,603	54,931	140,551	173,316
% of sales	1.8%	2.3%	1.8%	1.9%

Subtotal	136,988	146,746	461,833	443,906
% of sales	2.9%	3.2%	3.1%	2.7%

General corporate expenses	(8,463)	(10,323)	(27,710)	(31,159)

Total operating earnings	128,525	136,423	434,123	412,747
% of sales	2.7%	3.0%	2.9%	2.5%

Interest expense	(42,508)	(43,666)	(143,166)	(152,265)

Interest income	4,709	4,309	15,551	16,609

Earnings before income taxes	90,726	97,066	306,508	277,091

Provision for income taxes	(33,589)	(39,050)	(113,409)	(111,539)

Net earnings	$57,137	$58,016	$193,099	$165,552

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Third Quarter	Fiscal Year End
	November 30, 2002	February 23, 2002
Assets

Current Assets
Cash and cash equivalents	$53,483	$12,171
Receivables, net ($274,061 in fiscal 2003 and $0 in fiscal 2002 pledged as collateral)	535,335	447,243
Inventories, net	1,272,089	1,038,050
Other current assets	72,360	78,030

Total current assets	1,933,267	1,575,494

Long-term notes receivable, net	143,232	137,326

Property, plant and equipment, net	2,218,063	2,208,633

Goodwill	1,576,584	1,531,312

Other assets	403,672	343,484

Total assets	$6,274,818	$5,796,249

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$223,800	$27,465
Accounts payable	1,323,255	1,013,140
Current debt and obligations under capital leases	52,927	356,408
Other current liabilities	285,702	293,498

Total current liabilities	1,885,684	1,690,511

Long-term debt and obligations under capital leases	2,018,886	1,875,873

Other liabilities and deferred income taxes	334,876	330,727

Commitments and contingencies

Total stockholders’ equity	2,035,372	1,899,138

Total liabilities and stockholders’ equity	$6,274,818	$5,796,249

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 24, 2001	150,670	$150,670	$128,492	(18,296)	$(342,100)	$—	$1,846,087	$		$1,783,149
Net earnings		—			—	198,326	198,326			198,326
Sales of common stock under option plans		—	(2,103)	1,401	28,005	—	—			25,902
Cash dividends declared on common stock—$.5575 per share		—			—	—	(74,429)			(74,429)
Compensation under employee incentive plans		—	(4,945)	576	10,293	—	—			5,348
Other comprehensive loss		—			—	(7,075)	—		(7,075)	(7,075)
Purchase of shares for treasury		—		(1,462)	(32,083)	—	—			(32,083)

BALANCES AT FEBRUARY 23, 2002	150,670	$150,670	$121,444	(17,781)	$(335,885)	$191,251	$1,969,984		$(7,075)	$1,899,138

Net earnings		—		—	—	193,099	193,099			193,099
Sales of common stock under option plans		—	(10,186)	2,150	47,466	—	—			37,280
Cash dividends declared on common stock $.4250 per share		—			—	—	(57,176)			(57,176)
Compensation under employee incentive plans		—	1,780	156	3,148	—	—			4,928
Other comprehensive income		—			—	262	—		262	262
Purchase of shares for treasury		—		(1,508)	(42,159)	—	—			(42,159)

BALANCES AT NOVEMBER 30, 2002	150,670	$150,670	$113,038	(16,983)	$(327,430)	$193,361	$2,105,907		$(6,813)	$2,035,372

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (40 weeks ended)
	November 30, 2002	December 1, 2001
Net cash provided by operating activities	$389,179	$350,210

Cash flows from investing activities
Additions to long-term notes receivable	(44,755)	(36,471)
Proceeds received on long-term notes receivable	34,284	30,831
Proceeds from sale of assets	29,752	73,243
Purchases of property, plant and equipment	(290,339)	(197,578)
Other investing activities	7,564	(9,767)

Net cash used in investing activities	(263,494)	(139,742)

Cash flows from financing activities
Net issuance (reduction) of short-term notes payable	196,335	(347,822)
Proceeds from issuance of long-term debt	296,535	218,014
Repayment of long-term debt	(485,549)	(12,416)
Reduction of obligations under capital leases	(24,493)	(20,928)
Net proceeds from the sale of common stock under option plans	31,542	11,805
Dividends paid	(56,584)	(55,195)
Payment for purchase of treasury shares	(42,159)	(3,000)

Net cash used in financing activities	(84,373)	(209,542)

Net increase in cash and cash equivalents	41,312	926
Cash and cash equivalents at beginning of period	12,171	10,396

Cash and cash equivalents at the end of period	$53,483	$11,322

Supplemental Information:

Pretax LIFO expense	$2,766	$4,372
Pretax depreciation and amortization	$221,746	$257,816

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

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. The last three fiscal years consist of the 52-week periods ended February 23, 2002, February 24, 2001 and February 26, 2000, respectively. The Company’s reporting period for the third quarter and year-to-date periods ended November 30, 2002 and December 1, 2001 includes twelve weeks and forty weeks, respectively.

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current presentation. These reclassifications had no effect on reported earnings.

Statement of Registrant

The data presented herein is unaudited but, in the opinion of management, includes all adjustments necessary for a fair presentation of the condensed consolidated financial position of the Company and its subsidiaries at November 30, 2002 and December 1, 2001, and the results of the Company’s consolidated operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

The following table details the computation of EPS:

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	November 30, 2002	December 1, 2001	November 30, 2002	December 1, 2001
	(In thousands, except per share amounts)
Earnings per share – basic
Income available to common shareholders	$57,137	$58,016	$193,099	$165,552
Weighted average shares outstanding	133,639	133,475	133,742	132,979
Earnings per share – basic	$0.43	$0.43	$1.44	$1.24

Earnings per share – diluted
Income available to common shareholders	$57,137	$58,016	$193,099	$165,552
Weighted average shares outstanding	133,639	133,475	133,742	132,979
Dilutive impact of options outstanding	448	1,593	1,418	847

Weighted average shares and potential dilutive shares outstanding	134,087	135,068	135,160	133,826
Earnings per share – diluted	$0.43	$0.43	$1.43	$1.24

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. For SUPERVALU, amortization of goodwill ceased on February 24, 2002, at which time it was tested for impairment. Each of the Company’s reporting units were tested for impairment by comparing the fair value of the respective reporting unit with its carrying value as of February 24, 2002. Fair value was determined primarily based on valuation studies performed by the Company, which considered the discounted cash flow method consistent with the Company’s valuation guidelines. As a result of impairment tests performed, the Company recorded no impairment loss.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company adopted the provisions of SFAS No. 144 effective February 24, 2002. As a result of impairment tests performed, the Company recorded no impairment loss.

Emerging Issue Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)”, which codified EITF Issue No. 00-14, “Accounting for Certain Sales Incentives”; EITF Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”; and EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, became effective for the Company on February 24, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. This EITF did not have a material impact on the Company’s consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue 94-3. The Company plans to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. The Company plans to adopt the disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The Company plans to adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002.

EITF Issue No. 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, ‘Goodwill and Other Intangible Assets’ “, requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS No. 142 goodwill impairment test. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The Company is currently analyzing the impact EITF No. 02-13 will have on its consolidated financial statements.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. The Company plans to adopt the provisions of EITF No. 02-16 in the first quarter of fiscal 2004. The Company does not expect the adoption of EITF No. 02-16 to have a material impact on its consolidated financial statements.

EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, focuses on customer relationship assets. EITF No. 02-17 addresses the contractual or other legal criteria that must be met for determining the fair value of intangible assets apart from goodwill, even if the contract does not exist at the date of the acquisition. EITF No. 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. The Company will incorporate EITF No. 02-17 requirements in all future business combinations and impairment tests.

GOODWILL AND OTHER INTANGIBLE ASSETS

At November 30, 2002, the Company had $1.6 billion of goodwill on its Condensed Consolidated Balance Sheets of which $0.9 billion was related to the retail food segment and $0.7 billion was related to the food distribution segment.

In the following table, the Company has adjusted reported net earnings, diluted net earnings per common share and basic net earnings per common share to exclude amortization expense related to goodwill, that is no longer being amortized upon the adoption of SFAS No. 142:

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	November 30, 2002	December 1, 2001	November 30, 2002	December 1, 2001
	(in thousands)
Reported net earnings	$57,137	$58,016	$193,099	$165,552
Goodwill amortization		10,817		36,788

Adjusted net earnings	$57,137	$68,833	$193,099	$202,340

Diluted net earnings per common share:
Reported net earnings	$0.43	$0.43	$1.43	$1.24
Goodwill amortization		0.08		0.27

Adjusted net earnings	$0.43	$0.51	$1.43	$1.51

Basic net earnings per common share:
Reported net earnings	$0.43	$0.43	$1.44	$1.24
Goodwill amortization		0.08		0.27

Adjusted net earnings	$0.43	$0.51	$1.44	$1.51

The carrying amount of other intangible assets as of November 30, 2002 was as follows:

	Balance November 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Non-compete agreements	$8,506	$(3,858)	$4,648
Customer lists and other	8,390	(4,204)	4,186

Total	$16,896	$(8,062)	$8,834

Other intangible assets are presented in the “Other assets” line in the Condensed Consolidated Balance Sheets. Amortization expense of approximately $323,000 and $1.1 million was recorded in the third quarter of fiscal 2003 and fiscal 2003 year-to-date, respectively. Future amortization expense will approximate $1.0 million per year for each of the next five years.

FINANCIAL INSTRUMENTS

In the first quarter of fiscal 2003, the Company entered into swap agreements in the notional amount of $225.0 million that exchange a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the Company and are reflected in the “Other assets” line in the Condensed Consolidated Balance Sheets. At November 30, 2002, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected in the Consolidated Statements of Earnings, and through November 30, 2002, the net earnings impact was zero.

On February 25, 2001, the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company’s existing interest rate swap agreements were recorded at fair value in the Company’s Consolidated Balance Sheets. On July 6, 2001, the swaps were terminated and the remaining fair market value adjustments, which are offsetting, are being amortized over the original term of the hedge. Approximately $340,000 of after-tax loss is expected to be reclassified from Accumulated Other Comprehensive (Loss) Income into the Consolidated Statement of Earnings within the next 12 months.

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

Reserves for the fiscal 2002 restructure plan represent lease related costs as well as severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance November 30, 2002
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$3,235	$404	$2,831

	3,235	404	2,831

Employee related costs:
Administrative realignment	8,000	3,312	4,688
Transportation efficiency initiatives	5,065	4,295	770

	13,065	7,607	5,458

Total restructure and other charges	$16,300	$8,011	$8,289

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Year	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Balance November 30, 2002
Employees	800	0	800	609	191

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

Included in the asset impairment charges of $89.7 million were $57.4 million of charges related to the retail food segment and $32.3 million of charges related to the food distribution segment. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2001. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited lease facilities and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance November 30, 2002
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$8,081	$5,436	$2,645
Exit of non-core retail markets	15,988	11,224	4,764
Disposal of non-core assets and other administrative reductions	7,194	1,479	5,715

	31,263	18,139	13,124

Employee related costs:
Consolidation of distribution centers	17,982	8,399	9,583
Exit of non-core retail markets	6,172	3,480	2,692
Disposal of non-core assets and other administrative reductions	554	554	—

	24,708	12,433	12,275

Total restructure and other charges	$55,971	$30,572	$25,399

The number of actual employees terminated under the fiscal 2001 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. Details of the fiscal 2001 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Adjustment	Balance November 30, 2002
Employees	4,500	3,043	(707)	750	567	(183)	0

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

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited lease facilities and unpaid employee benefits. Details of the fiscal 2000 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance November 30, 2002
	(In thousands)
Lease related costs:
Facility consolidation	$10,300	$3,047	$7,253
Non-core store disposal	4,611	1,511	3,100

	14,911	4,558	10,353

Employee related costs:
Facility consolidation	2,938	2,495	443
Infrastructure realignment	142	142	—

	3,080	2,637	443

Total restructure and other charges	$17,991	$7,195	$10,796

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

RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations, future payments on exited leased facilities and severance. Details of the activity for closed property reserves for fiscal 2003 are as follows:

	Balance February 23, 2002	Additions	Usage	Balance November 30, 2002
Reserves for Closed Properties	$74,996	8,789	(21,122)	$62,663

The Company recognized impairment charges of $4.0 million for fiscal 2003 year-to-date on the write-down of property, plant and equipment for properties to be closed. Of the $4.0 million impairment charge, $3.4 million related to food distribution and $0.6 million related to retail food. Impairment charges, a component of selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

NOTES PAYABLE

In August 2002, the Company renewed its accounts receivable securitization program, under which the Company can borrow up to $200.0 million on a revolving basis, with borrowings secured by accounts receivable. As of November 30, 2002, the Company had $163.8 million of borrowings outstanding under this program and $274.0 million in receivables pledged as collateral.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER:

In the third quarter of fiscal 2003, the Company achieved net sales of $4.7 billion compared to $4.6 billion in the third quarter of fiscal 2002. Net earnings for third quarter of fiscal 2003 were $57.1 million and diluted earnings per share were $0.43. Net earnings for the third quarter of fiscal 2002 were $58.0 million and diluted earnings per share were $0.43. Net earnings for the third quarter of fiscal 2003 reflect the adoption of SFAS No. 142. The effect of the adoption of SFAS No. 142 was to increase earnings for the third quarter of fiscal 2003 by $10.8 million pre-tax, or $0.08 net earnings per share, reflecting the non-amortization of goodwill.

Net Sales

Net sales for the third quarter of fiscal 2003 were $4.7 billion, an increase of 2.0 percent from last year. Retail food sales were 48.3 percent of net sales for the third quarter of fiscal 2003 compared with 47.6 percent last year. Distribution sales were 51.7 percent of net sales for the third quarter of fiscal 2003 compared with 52.4 percent last year.

Retail food sales for the third quarter of fiscal 2003 increased 3.5 percent compared to the third quarter of last year, primarily as a result of new store growth. Store activity over the past year, including licensed units, resulted in 175 net new stores opened and acquired, including 83 opened and acquired Deal$-Nothing Over a Dollar general merchandise stores, for a total of 1,391 stores at quarter-end, an increase in square footage of approximately 9.2 percent over last year. Same-store retail sales for the third quarter of fiscal 2003 were negative 2.3 percent, impacted by approximately 100 basis points in cannibalization within key expansion markets. Cannibalization is defined as the negative sales impact the opening of a new store has on an existing store in the same market. As the Company adds new stores to major existing markets, it experiences cannibalization. Other factors contributing to the decline in same store sales performance include a weakened economy and a more intense promotional environment.

Food distribution sales for the third quarter of fiscal 2003 increased 0.7 percent compared to the third quarter of last year. Growth occurred in the quarter despite the weak economy and cycling prior year customer losses, the most significant including the final portion of the Genuardi’s supply contract (approximately two percent) and prior year restructuring activities (approximately one percent). In addition, customer attrition approximated four percent.

Gross Profit

Gross profit as a percentage of net sales was 12.7 percent for the third quarter of fiscal 2003 compared to 12.9 percent last year. The slight decline in gross profit, as a percentage of net sales, is primarily attributed to increased employee benefit costs. Gross profit also reflects the higher gross profit margin of Deal$-Nothing Over A Dollar general merchandise stores, acquired during the first quarter of fiscal 2003, that was substantially offset by the change in our distribution customer mix.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales were 9.9 percent for the third quarter of fiscal 2003 compared to 9.7 percent last year. The slight increase in selling and administrative expenses, as a percentage of net sales, reflects the higher selling and administrative expense ratio incurred at the recently acquired and opened Deal$-Nothing Over a Dollar general merchandise stores and negative expense leverage, including rising employee benefit costs, as a result of the soft sales environment. These increases in selling and administrative expenses were substantially offset by other administrative cost reductions.

Operating Earnings

The Company’s earnings before interest and taxes (EBIT) were $128.5 million for the third quarter of fiscal 2003 compared to $136.4 million for the third quarter of last year, a 5.8 percent decrease. Retail food EBIT increased 1.7 percent to $93.4 million, or 4.1 percent of net sales, for the third quarter of fiscal 2003 from last year’s EBIT of $91.8 million, or 4.2 percent of net sales, primarily reflecting the discontinuation of goodwill amortization of $5.8 million, offset in part by rising employee benefit costs and related negative expense leverage from the impact of soft sales. Food distribution EBIT decreased 20.6 percent to $43.6 million, or 1.8 percent of net sales, for the third quarter of fiscal 2003 from last year’s EBIT of $54.9 million, or 2.3 percent of net sales. The decrease in food distribution EBIT reflects the overall impact of the weak economic environment, our changing customer mix and rising employee benefit costs. These decreases in food distribution EBIT were partially offset by administrative cost reductions and the discontinuation of goodwill amortization of $5.0 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased 8.1 percent to $196.7 million, or 4.2 percent of net sales, for the third quarter of fiscal 2003 from $213.9 million, or 4.6 percent of net sales last year. Retail food EBITDA was $132.6 million, or 5.8 percent of net sales, for the third quarter of fiscal 2003 compared to last year’s EBITDA of $132.7 million, or 6.0 percent of net sales. Food distribution EBITDA was $71.8 million, or 3.0 percent of net sales, for the third quarter of fiscal 2003 compared to last year’s EBITDA of $90.9 million, or 3.8 percent of net sales.

Net Interest Expense

Interest expense decreased to $42.5 million for the third quarter of fiscal 2003 compared with $43.7 million last year, primarily reflecting lower average interest rates, largely due to the interest rate swap agreements entered into in the first quarter of fiscal 2003. Interest income increased to $4.7 million for the third quarter of fiscal 2003 compared with $4.3 million last year primarily due to higher average invested cash balances.

Income Taxes

The effective tax rate was 37.0 percent for the third quarter of fiscal 2003 compared with 40.2 percent last year. The decrease in the effective tax rate was due to the discontinuation of goodwill amortization as of February 24, 2002, which is not deductible for income tax purposes.

Net Earnings

Net earnings were $57.1 million, or $0.43 per diluted share, for the third quarter of fiscal 2003 compared with net earnings of $58.0 million, or $0.43 per diluted share last year.

Weighted average diluted shares decreased to 134.1 million for the third quarter of fiscal 2003 compared with last year’s weighted average diluted shares of 135.1 million, reflecting the impact of stock option activity and shares repurchased under the treasury stock program.

YEAR-TO-DATE RESULTS:

Year-to-date for fiscal 2003, the Company achieved net sales of $15.0 billion compared to $16.3 billion last year. Net earnings for fiscal 2003 year-to-date were $193.1 million and diluted earnings per share were $1.43. Net earnings for fiscal 2002 year-to-date were $165.6 million and diluted earnings per share were $1.24. Net earnings for fiscal 2003 year-to-date reflect the adoption of SFAS No. 142. The effect of the adoption of SFAS No. 142 was to increase earnings for fiscal 2003 year-to-date by $36.8 million pre-tax, or $0.27 net earnings per share, reflecting the non-amortization of goodwill.

Net Sales

Net sales for fiscal 2003 year-to-date were $15.0 billion, a decrease of 7.4 percent from last year. Retail food sales were 48.7 percent of net sales for fiscal 2003 year-to-date compared with 44.1 percent last year. Distribution food sales were 51.3 percent of net sales for fiscal 2003 year-to-date compared with 55.9 percent last year.

Retail food sales for fiscal 2003 year-to-date increased 2.2 percent compared to last year, primarily as a result of new store growth. Same-store retail sales for fiscal 2003 year-to-date were negative 1.5 percent, impacted by approximately 120 basis points in cannibalization within key expansion markets. Other factors contributing to the decline in same store sales performance include a weakened economy and a more intense promotional environment.

Food distribution sales for fiscal 2003 year-to-date decreased 15.0 percent compared to last year, reflecting lost customer sales including the exit of the Kmart supply contract, which terminated June 30, 2001, the loss of Genuardi’s as a customer and restructure activities, which accounted for approximately ten percent, four percent and two percent, respectively, of the decrease in food distribution sales.

Gross Profit

Gross profit as a percentage of net sales was 12.9 percent for fiscal 2003 year-to-date compared to 12.0 percent last year. The increase in gross profit, as a percentage of net sales, reflects the growing proportion of the Company’s retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business, including the higher gross profit margin of the recently acquired and opened Deal$-Nothing Over a Dollar general merchandise stores and improved merchandising execution in the retail food business.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales were 10.0 percent for fiscal 2003 year-to-date compared to 9.2 percent last year. The increase in selling and administrative expenses, as a percentage of net sales, reflects the growing proportion of the Company’s retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business, the higher selling and administrative expense ratio incurred at the recently acquired and opened Deal$-Nothing Over a Dollar general merchandise stores and negative expense leverage as a result of the soft sales environment.

Operating Earnings

The Company’s EBIT was $434.1 million for fiscal 2003 year-to-date compared to $412.7 million last year, a 5.2 percent increase, primarily reflecting the discontinuation of goodwill amortization of $36.8 million effective February 24, 2002. Retail food EBIT increased 18.7 percent to $321.3 million, or 4.4 percent of net sales, for fiscal 2003 year-to-date from last year’s EBIT of $270.6 million, or 3.8 percent of net sales. This increase in retail food EBIT reflects the growth of new stores and the discontinuation of goodwill amortization of $19.5 million, offset in part by negative expense leverage from the impact of soft sales. Food distribution EBIT decreased 18.9 percent to $140.6 million, or 1.8 percent of net sales, for fiscal 2003 year-to-date from last year’s EBIT of $173.3 million, or 1.9 percent of sales. The decrease in food distribution EBIT primarily reflects the decline in net sales due to net customer losses and related negative expense leverage as a result of soft sales, partially offset by the impact of the discontinuation of goodwill amortization of $17.3 million.

EBITDA decreased 2.2 percent to $655.9 million, or 4.4 percent of net sales, for fiscal 2003 year-to-date from $670.6 million, or 4.1 percent of net sales last year. Retail food EBITDA was $444.1 million, or 6.1 percent of net sales, for fiscal 2003 year-to-date compared to last year’s EBITDA of $402.5 million, or 5.6 percent of net sales. Food distribution EBITDA was $237.4 million, or 3.1 percent of net sales, for fiscal 2003 year-to-date compared to last year’s EBITDA of $297.0 million, or 3.3 percent of net sales.

Net Interest Expense

Interest expense decreased to $143.2 million for fiscal 2003 year-to-date compared with $152.3 million last year, primarily reflecting lower average borrowing levels and, to a lesser extent, lower average interest rates. Interest income decreased to $15.6 million for fiscal 2003 year-to-date compared with $16.6 million last year, primarily due to lower average outstanding notes receivable balances.

Income Taxes

The effective tax rate was 37.0 percent for fiscal 2003 year-to-date compared with 40.3 percent last year. The decrease in the effective tax rate was due to the discontinuation of goodwill amortization as of February 24, 2002, which is not deductible for income tax purposes.

Net Earnings

Net earnings were $193.1 million, or $1.43 per diluted share, for fiscal 2003 year-to-date compared with net earnings of $165.6 million, or $1.24 per diluted share last year.

Weighted average diluted shares increased to 135.2 million for fiscal 2003 year-to-date compared with last year’s weighted average diluted shares of 133.8 million, reflecting the impact of stock option activity and shares repurchased under the treasury stock program.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations was $389.2 million for fiscal 2003 year-to-date compared with $350.2 million last year.

Cash used in investing activities was $263.5 million for fiscal 2003 year-to-date compared to $139.7 million for fiscal 2002 year-to-date. The fiscal 2003 year-to-date investing activities was primarily attributable to capital spending to fund retail store expansion, including the acquisition of Deal$-Nothing Over a Dollar stores and technology enhancements.

Cash used in financing activities was $84.4 million for fiscal 2003 year-to-date compared to $209.5 million for fiscal 2002 year-to-date. The fiscal 2003 year-to-date financing activities include both the $300 million 10-year 7.5% bond offering completed in May 2002 and the redemption of $173 million of the Company’s 9.75% Senior Notes due 2004 at the redemption price of 102.4375% of the principal amount of the Senior Notes, plus accrued and unpaid interest. The Company also retired a $300 million 7.8% bond that matured in November of 2002 using cash on hand and funds available through its existing credit facilities.

In April 2002, the Company finalized a new three-year, unsecured $650 million revolving credit agreement with rates tied to LIBOR plus 0.650 to 1.400 percent, based on the Company’s credit ratings. The agreement contains various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. This credit facility replaced the Company’s $300 million and $400 million credit facilities, which had expiration dates in August and October of 2002, respectively. As of November 30, 2002, the Company had $60.0 million in outstanding borrowings under the credit facility. Letters of credit outstanding under the credit facility were $129.0 million and the unused available credit under the facility was $461.0 million.

As of November 30, 2002, the Company had $163.8 million in outstanding borrowings under the Company’s $200.0 million accounts receivable securitization program. The program was renewed for another year in August 2002.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. In the event SUPERVALU’s stock price reaches the convertible debentures’ conversion trigger price of $34.61 in the fourth quarter of fiscal 2003, the Company would be required to include an additional 7.8 million shares in its diluted shares outstanding calculation for the first quarter of fiscal 2004. Holders of the debentures may require the Company to purchase all or a portion of their debentures on the first day of October 2003, 2006 and 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest. The timing and volume of future repurchases will depend on market conditions.

During fiscal 2003, the Company repurchased 1.5 million shares of treasury stock at an average cost of $27.96 as part of the 5.0 million share repurchase program authorized in fiscal 2002.

SFAS No. 87, “Employers’ Accounting for Pension”, requires the balance sheet to reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plan. Based on the current year performance of the pension plan assets and the potential assumption changes in the discount rate and/or expected rate of return, the Company expects to record a net after-tax adjustment in the fourth quarter of fiscal 2003 in the range of $60.0 to $80.0 million to reflect a minimum pension liability. This adjustment would be a non-cash reduction of equity and would not impact earnings. This adjustment could be reversed in future years should market performance improve and/or interest rates increase. Changes in assumptions on the discount rate and/or expected rate of return would impact future expense and cash flows as follows: each 25 basis point reduction in the discount rate would increase fiscal 2004 pension expense by approximately $3.0 million; each 100 basis point change in the expected rate of return on plan assets would increase fiscal 2004 pension expense by approximately $5.0 million.

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

EBITDA, calculated as earnings before net interest expense, income tax expense, depreciation and amortization, should not be considered as an alternative to GAAP reported measures of net income or cash flows from operating activities, as an indicator of operating performance or as a measure of liquidity. Management provides EBITDA to assist investors in their evaluation of the Company’s ability to service its debt by providing a commonly used measure of cash available to pay interest, and to facilitate comparisons of the Company’s results of operations with those of companies having different capital structures. Other companies may define EBITDA differently and, as a result, such measures may not be comparable to the Company’s EBITDA.

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

Reserves for the fiscal 2002 restructure plan represent lease related costs as well as severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance November 30, 2002
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$3,235	$404	$2,831

	3,235	404	2,831

Employee related costs:
Administrative realignment	8,000	3,312	4,688
Transportation efficiency initiatives	5,065	4,295	770

	13,065	7,607	5,458

Total restructure and other charges	$16,300	$8,011	$8,289

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Year	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Balance November 30, 2002
Employees	800	0	800	609	191

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

Included in the asset impairment charges of $89.7 million were $57.4 million of charges related to the retail food segment and $32.3 million of charges related to the food distribution segment. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the restructure and other charges line in the Consolidated Statements of Earnings for fiscal 2001. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited lease facilities and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance November 30, 2002
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$8,081	$5,436	$2,645
Exit of non-core retail markets	15,988	11,224	4,764
Disposal of non-core assets and other administrative reductions	7,194	1,479	5,715

	31,263	18,139	13,124

Employee related costs:
Consolidation of distribution centers	17,982	8,399	9,583
Exit of non-core retail markets	6,172	3,480	2,692
Disposal of non-core assets and other administrative reductions	554	554	—

	24,708	12,433	12,275

Total restructure and other charges	$55,971	$30,572	$25,399

The number of actual employees terminated under the fiscal 2001 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. Details of the fiscal 2001 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Adjustment	Balance November 30, 2002
Employees	4,500	3,043	(707)	750	567	(183)	0

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

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited lease facilities and unpaid employee benefits. Details of the fiscal 2000 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Balance November 30, 2002
	(In thousands)
Lease related costs:
Facility consolidation	$10,300	$3,047	$7,253
Non-core store disposal	4,611	1,511	3,100

	14,911	4,558	10,353

Employee related costs:
Facility consolidation	2,938	2,495	443
Infrastructure realignment	142	142	—

	3,080	2,637	443

Total restructure and other charges	$17,991	$7,195	$10,796

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

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. For SUPERVALU, amortization of goodwill ceased on February 24, 2002, at which time it was tested for impairment. Each of the Company’s reporting units were tested for impairment by comparing the fair value of the respective reporting unit with its carrying value as of February 24, 2002. Fair value was determined primarily based on valuation studies performed by the Company, which considered the discounted cash flow method consistent with the Company’s valuation guidelines. As a result of impairment tests performed, the Company recorded no impairment loss.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue 94-3. The Company plans to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. The Company plans to adopt the disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The Company plans to adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. The Company does not expect the provisions of FIN No. 45 to have a material impact on its consolidated financial statements.

Emerging Issue Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)”, which codified EITF Issue No. 00-14, “Accounting for Certain Sales Incentives”; EITF Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”, and EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, became effective for the Company on February 24, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. This EITF did not have a material impact on the Company’s consolidated financial statements.

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

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. The Company plans to adopt the provisions of EITF No. 02-16 in the first quarter of fiscal 2004. The Company does not expect the adoption of EITF No. 02-16 to have a material impact on its consolidated financial statements.

EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, focuses on customer relationship assets. EITF No. 02-17 addresses the contractual or other legal criteria that must be met for determining the fair value of intangible assets apart from goodwill, even if the contract does not exist at the date of the acquisition. EITF No. 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. The Company will incorporate EITF No. 02-17 requirements in all future business combinations and impairment tests.

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

SUPERVALU INC. (Registrant)

Dated: January 14, 2003	By:	/s/ PAMELA K. KNOUS
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

Date:	January 14, 2003	/s/ JEFFREY NODDLE

President and Chief Executive Officer

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

Date:	January 14, 2003	/s/ PAMELA K. KNOUS

Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
(12)	Ratio of Earnings to Fixed Charges.

(99)(i)	Cautionary Statements pursuant to the Securities Litigation Reform Act.

(99)(ii)	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.