Form 10-K
period 2003-02-22
SUPERVALU INC
filed 2003-04-25
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 22, 2003

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒     No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 7, 2002 was approximately $2,818,177,041 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on September 7, 2002).

Number of shares of $1.00 par value Common Stock outstanding as of April 15, 2003: 133,783,038

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement filed for the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

PART I

ITEM 1.    BUSINESS

General Development

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three principal store formats: extreme value stores under the retail banners Save-A-Lot and Deal$ – Nothing Over A Dollar (Deals) general merchandise stores; regional price superstores, under such regional retail banners as Cub Foods, Shop ’n Save, Shoppers Food Warehouse, Metro and bigg’s; and regional supermarkets, under such regional retail banners as Farm Fresh, Scott’s and Hornbacher’s. SUPERVALU also provides food distribution and related logistics support services across the United States retail grocery channel. As of the close of the fiscal year, the company conducted its retail operations through 1,417 retail stores, including 783 licensed extreme value stores. In addition, as of the close of the fiscal year, the company was affiliated with 3,960 retail food stores in 48 states as the primary supplier of approximately 2,460 stores and a secondary supplier of approximately 1,500 stores.

SUPERVALU’s plans include focused retail growth through targeted new store development, licensee growth and acquisitions. During fiscal 2003, the company added 157 net new stores through new store development and acquisitions, including the acquisition of 50 Deals stores. The company’s plans also include growing its distribution operations by providing logistic and service solutions through an efficient supply chain, which will allow it to affiliate new customers, participate in the consolidation of the food distribution industry and become a logistics provider to third parties.

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

The company makes available free of charge at its internet website (www.supervalu.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information on the company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

The company will also provide its SEC filings free of charge upon written request to the Corporate Secretary, SUPERVALU INC., P.O. Box 990, Minneapolis, MN 55440.

Additional description of the company’s business is found in Part II, Item 7 of this report.

Financial Information About Reportable Segments

The company’s business is classified by management into two reportable segments: Retail food and food distribution. Retail food operations include three retail formats: extreme value stores, regional price superstores and regional supermarkets. The retail formats include results of food stores owned and results of sales to extreme value stores licensed by the company. Food distribution operations include results of sales to affiliated food stores, mass merchants and other customers, and other logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements. The financial information concerning the company’s operations by reportable segment for the years ended February 22, 2003, February 23, 2002 and February 24, 2001 is contained on page F-5.

Retail Food Operations

Overview.    At February 22, 2003, the company conducted its retail operations through a total of 1,417 retail stores, including 783 licensed extreme value stores. Its principal retail formats include extreme value stores, regional price superstores and regional supermarkets. These diverse formats enable the company to operate in a variety of markets under widely differing competitive circumstances. In fiscal 2004, the company anticipates opening approximately 75 to 100 new extreme value stores and 8 to 12 regional banner stores and to continue its store remodeling program, including the conversion of the Baltimore-based Metro grocery store network to the Shoppers Food Warehouse banner.

Extreme Value Stores.    The company operates extreme value stores under the banners of Save-A-Lot and Deals. Through the Save-A-Lot banner, the company holds the number one market position in the extreme value grocery retailing sector. In May 2002, the company acquired Deals, an extreme value general merchandise retailer. After the acquisition of Deals, Save-A-Lot introduced new combination stores that include both food and general merchandise product. During the year, the company converted or opened 35 full combination stores. Save-A-Lot food stores typically are approximately 14,000 square feet in size, and stock approximately 1,250 high volume items that focus on a single size for each product sold and 200 popular general merchandise items. At a Save-A-Lot store, the majority of the products offered for sale are custom branded products. The specifications for the Save-A-Lot custom branded product emphasize quality and characteristics that the company believes are comparable to national brands. The company’s attention to the packaging of Save-A-Lot products has resulted in the company registering a number of its custom labels.

At fiscal year end, there were 1,150 extreme value stores located in 36 states, of which 783 were licensed Save-A-Lot’s and 93 were Deals general merchandise stores, which are supplied from 15 dedicated distribution centers.

Price Superstores.    The company’s price superstores hold the number one, two or three market position in most of their markets. The price superstore focus is on providing every day low prices and product selection across all departments. Most of the company’s price superstores offer traditional dry grocery departments, along with strong perishable departments. In-store pharmacies are also operated in 204 locations. Price superstores carry over 30,000 items and generally range in size from 45,000 to 100,000 square feet with an average size of approximately 63,000 square feet.

At fiscal year end, the company owned and operated 208 price superstores under the Cub Foods, Shop ’n Save, Shoppers Food Warehouse, Metro and bigg’s banners in 13 states; an additional 29 stores were franchised to independent retailers.

Supermarkets.    The company’s traditional supermarket format combines a grocery store that has a variety of specialty departments that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, photo finishing, delicatessen, bakery, in-store bank and a traditional drug store that includes a pharmacy. The supermarket format offers traditional dry grocery departments along with strong fresh food departments. A typical supermarket carries approximately 40,000 items and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 50,000 square feet.

At fiscal year end, the company operated 59 supermarkets under the Farm Fresh, Scott’s and Hornbacher’s banners.

Food Distribution Operations

Overview.    SUPERVALU provides logistics and service solutions to retailers for food and non-food product. At February 22, 2003, the company was affiliated with approximately 2,460 stores as their primary supplier and approximately 1,500 additional stores as a secondary supplier. SUPERVALU’s customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military. Such customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. During fiscal 2003, no customer accounted for more than two percent of the company’s business. The company’s supply agreement with Kmart Corporation (Kmart) terminated June 30, 2001.

Products Supplied.    The company offers and supplies its distribution customers with a wide variety and selection of food and non-food products, including groceries, meats, dairy products, frozen foods, bakery, fresh fruits and vegetables, health and beauty aids, general merchandise, seasonal items and tobacco products. Such products include national and regional brands and the company’s own lines of private label products. The company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

SUPERVALU offers two tiers of private label products to its customers: first quality product under such private labels as CUB, FLAVORITE, HOME BEST, IGA, RICHFOOD and VALU CHOICE; and economy product under such private labels as SHOPPERS VALUE and BI-RITE. SUPERVALU supplies private label merchandise over a broad range of products in the majority of departments in the store. These products are produced to the company’s specifications by many suppliers.

Logistics Network.    The company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network comprises 27 distribution facilities. The company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers cost of operations. The company is continuing to work on business initiatives that will deliver lower cost of operations. Deliveries to retail stores are made from the company’s distribution centers by company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the company are delivered directly by suppliers to retail stores under programs established by the company.

Trademarks

The company offers some customers the opportunity to franchise a concept or license a servicemark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The company is the franchisor or licensor of certain servicemarks such as CUB FOODS®, SAVE-A-LOT®, COUNTY MARKET®, SHOP ’N SAVE®, NEWMARKET®, SUPERVALU®, IGA™, FOODLAND®, SUPERVALU® and SUPERVALU Pharmacies™. The company registers a substantial number of its trademarks/servicemarks in the United States Patent and Trademark Office, including many of its private label product trademarks and servicemarks. See “Retail Food Operations—Extreme Value Stores” and “Food Distribution Operations—Products Supplied” for further information. The company considers certain of its trademarks and servicemarks to be of material importance to its business and actively defends and enforces such trademarks and servicemarks.

Competition

The company’s retail food and food distribution businesses are highly competitive and are characterized by low profit margins. The company believes that the success of its retail food and food distribution businesses are dependent upon the ability of the company’s retail food operations, and the retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores in a consolidating market. Principal competition comes from local, regional and national chains operating under a variety of formats (i.e. supercenters, supermarkets, extreme value stores, membership warehouse clubs, convenience stores, various formats selling prepared foods, and specialty and discount retailers), as well as from independent food stores. The company believes that the principal competitive factors that face its owned stores, as well as the stores owned by retailers it supplies, include the location and image of the store, the price, quality and variety of products, and the quality and consistency of service.

The food distribution business competes directly with a number of food wholesalers. The company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees, and the location of distribution facilities.

Employees

At February 22, 2003, the company had approximately 57,400 employees. Approximately 23,300 employees are covered by collective bargaining agreements. During fiscal 2003, 10 collective bargaining agreements covering 4,100 employees were re-negotiated without any work stoppage. In fiscal 2004, 15 collective bargaining agreements covering approximately 6,650 employees will expire. The company believes that it has generally good relations with its employees.

ITEM 2.    PROPERTIES

Retail Food Operations

The following table is a summary of the corporate retail stores operated by the company under its principal retail formats as of February 22, 2003:

Retail Format	Banner	Location and Number of Corporate Stores	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
ExtremeValue Stores	Save-A-Lot[1]	Alabama (2), Arizona (2), Arkansas (1), California (19), Connecticut (5), Delaware (6), Florida (72), Georgia (14), Illinois (17), Louisiana (8), Maryland (12), Massachusetts (10), Mississippi (5), Missouri (8), New Jersey (11), New York (5), Ohio (31), Pennsylvania (26), Rhode Island (3), South Carolina (3), Tennessee (5), Vermont (1), Virginia (7), Wisconsin (1)	450,000	3,860,000

	Save-A-Lot[2]	California (1), Florida (1), Georgia (1), Indiana (1), Kentucky (1), Louisiana (1), Maryland (1), Michigan (1), Missouri (1), New York (1), Ohio (1), Tennessee (1), Texas (1) Wisconsin (1)	2,495,000	1,169,000

	Deals	Alabama (1), Arkansas (1), Illinois (13), Indiana (7), Iowa (3), Kansas (6), Kentucky (8), Missouri (25), Ohio (20), Oklahoma (3), Tennessee (5), West Virginia (1)	—	865,000

	Deals[3]	Illinois (1)	—	510,000

Price Superstores	Cub Foods[4]	Colorado (9), Illinois (29), Iowa (3), Minnesota (31), Wisconsin (11)	2,864,000	2,960,000

	Shop ’n Save	Illinois (14), Missouri (21), Pennsylvania (19)	471,000	2,362,000

	Shoppers Food Warehouse	Maryland (24), Virginia (19)	—	2,287,000

	Metro	Delaware (1), Maryland (16)	—	937,000

	bigg’s	Indiana (1), Kentucky (1),Ohio (9)	158,000	1,154,000

Supermarkets	Farm Fresh	Virginia (36)	30,000	1,694,000

	Hornbacher’s	Minnesota (1), North Dakota (4)	95,000	113,000

	Scott’s	Indiana (18)	293,000	680,000

[1]	Excludes 783 Save-A-Lot stores that are licensed by independent retailers.

[2]	Represents Save-A-Lot distribution centers, as Save-A-Lot is a self-distributing network.
[3]	Represents Deals distribution centers, as Deals is a self-distributing network.
[4]	Excludes 29 Cub Foods stores that are franchised by independent retailers.

The extreme value stores that are leased by the company generally have terms of 5 to 10 years plus renewal options. The price superstores and supermarkets that are leased by the company generally have terms of 15 to 25 years plus renewal options.

Food Distribution Operations

The following table is a summary of the company’s principal distribution centers and office space utilized in the company’s food distribution operations as of February 22, 2003:

Region	Location and Number of Distribution Centers	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
Central Region	Indiana (1), Ohio (1), Pennsylvania (2), West Virginia (1)	2,572,000	438,000

Midwest Region	Illinois (2), Missouri (1), Wisconsin (2)	2,420,000	1,086,000

Northern Region	Minnesota (1), North Dakota (2)	2,685,000	160,000

New England Region	Maine (1), Massachusetts (1), Rhode Island (1)	844,000	—

Northwest Region	Colorado (1), Montana (1), Washington (2)	2,449,000	124,000

Southeast Region	Alabama (2), Florida (1), Mississippi (1)	1,718,000	497,000

Eastern Region	Pennsylvania (1), Virginia (1), Maryland (1)	1,257,000	1,078,000

Additional Property

The company’s principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a site of 140 acres owned by the company.

Additional information on the company’s properties can be found on pages F-24 through F-26 in the Note captioned “Leases” of the company’s Notes to Consolidated Financial Statements. Management of the company believes its physical facilities and equipment are adequate for the company’s present needs and businesses.

ITEM 3.    LEGAL PROCEEDINGS

In July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits have been consolidated into a single action, in which it is alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The company believes that the lawsuit is without merit and intends to vigorously defend the action. No damages have been specified. The company is unable to evaluate the likelihood of prevailing in the case at this stage of the proceedings.

The company is a party to various other legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2003 to a vote of the security holders of the Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the company as of April 15, 2003.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the company
Jeffrey Noddle	56	Chairman of the Board of Directors, Chief Executive Officer and President	2002

Director, Chief Executive Officer and President, 2001-2002; Director, President and Chief Operating Officer, 2000-2001; Executive Vice President; President and Chief Operating Officer, Wholesale Food Companies, 1995-2000

David L. Boehnen	56	Executive Vice President	1997

John H. Hooley	51	Executive Vice President; President and Chief Operating Officer, Retail Foods	2002	Senior Vice President; President and Chief Executive Officer, Cub Foods, 2000-2002; Vice President; President and Chief Executive Officer, Cub Foods, 1992-1999

Michael L. Jackson	49	Executive Vice President; President and Chief Operating Officer, Distribution	2001	Senior Vice President, Retail Food Companies, 1999-2001; President, Northwest Region, 1995-1999

Pamela K. Knous	49	Executive Vice President and Chief Financial Officer	1997

Robert W. Borlik	54	Senior Vice President, Chief Information Officer	1999

J. Andrew Herring	44	Senior Vice President; Executive Vice President, Retail Pharmacies	2002	Senior Vice President, Corporate Development 1999-2002; Vice President, Corporate Development and External Relations, 1998-1999

Gregory C. Heying	54	Senior Vice President, Distribution	1994

Sherry M. Smith	41	Senior Vice President, Finance and Treasurer	2002	Vice President, Corporate Controller, 1998-2002

Ronald C. Tortelli	56	Senior Vice President, Human Resources	1988

Leland J. Dake	46	Vice President, Merchandising, Distribution Food Companies	1998

Stephen P. Kilgriff	61	Vice President, Legal Services	2000	Associate General Counsel, 1996-2000

The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is elected. There are no arrangements or understandings between any of the executive officers of the company and any other person pursuant to which any of the executive officers were selected as an officer of the company. There are no family relationships between or among any of the executive officers of the company.

Each of the executive officers of the company has been in the employ of the company or its subsidiaries for more than five consecutive years, except for Robert W. Borlik and John H. Hooley.

Mr. Borlik was elected to his current position in April 1999. From 1995 to March 1999, he was Vice President, Information Services, of Northwest Airlines, Inc., an air transportation company and subsidiary of Northwest Airlines Corporation.

Mr. Hooley was elected to his current position in April 2002. From November 2000 to April 2002, he was Senior Vice President and President and Chief Executive Officer, Cub Foods. From February 2000 to September 2000, he was Executive Vice President of Partner Alliances, 24K.com, a loyalty marketing company and affiliate of the Carlson Companies, Inc. From November 1992 to September 1999, he was President and Chief Executive Officer of Cub Foods.

DIRECTORS OF THE REGISTRANT

The following table provides certain information concerning the directors of the company as of April 15, 2003.

Name	Age	Present Position With the Company and Committees of the Board	Professional Background

Lawrence A. Del Santo	69	Director since 1997 Director Affairs Committee Chairman Executive Personnel and Compensation Committee	Retired Chief Executive Officer of The Vons Companies (a retail grocery company), 1994-1997 Director of PETsMART, Inc.

Susan E. Engel	56	Director since 1999 Audit Committee Executive Personnel and Compensation Committee

Chairwoman of the Board and Chief Executive Officer of Department 56, Inc. (a designer, importer and distributor of fine quality collectibles and other giftware products), 1997-present Director of Wells Fargo & Company

Edwin C. Gage	62	Director since 1986 Director Affairs Committee Executive Personnel and Compensation Committee, Chairman	Chairman and Chief Executive Officer of GAGE Marketing Group, L.L.C. (an integrated marketing services company), 1991–present Director of AHL Services, Inc.

William A. Hodder	71	Director since 1990* Director Affairs Committee Executive Personnel and Compensation Committee	Retired Chief Executive Officer of Donaldson Company, Inc. (a manufacturer of filtration devises), 1982-1996

Garnett L. Keith, Jr.	67	Director since 1984 Audit Committee, Chairman Finance Committee

Chairman and Chief Executive Officer of SeaBridge Investment Advisors, LLC (a registered investment advisor), 1996-present Director of Whitecap Capital LLC, Pan-Holding Societe Anonyme and Phillippe Investment Management

Richard L. Knowlton	70	Director since 1994 Director Affairs Committee Executive Personnel and Compensation Committee	Chairman of the Hormel Foundation (a charitable foundation controlling 46.2% of Hormel Foods Corporation), 1995-present Director of ING America Insurance Holdings, Inc.

Name	Age	Present Position With the Company and Committees of the Board	Professional Background

Charles M. Lillis	61	Director since 1995 Audit Committee Finance Committee, Chairman

General Partner, LoneTree Capital Management (a private equity company), 2000-present

Chairman, President and Chief Executive Officer of MediaOne Group, Inc. (a broadband communications company), 1998-2000

Director of Williams Companies, Inc.

Jeffrey Noddle	56	Director since 2000 Chairman of the Board, Chief Executive Officer and President of the Company, 2002-present Finance Committee	See table “Executive Officers of the Registrant” above. Director of Donaldson Company, Inc. and General Cable Corporation

Harriet Perlmutter	71	Director since 1978 Audit Committee Finance Committee	Trustee of the Papermill Playhouse (the State Theatre of New Jersey)

Steven S. Rogers	45	Director since 1998 Audit Committee Finance Committee	Clinical Professor of Finance and Management at J.L. Kellogg Graduate School of Management at Northwestern University, 1995-present Director of DQE, Inc. and S.C. Johnson & Son, Inc.

Irwin Cohen	62	Nominee for Director

Global Managing Partner of the Consumer Products, Retail and Services Practice of Deloitte & Touche (a professional services firm, providing accounting, tax, and consulting services), 1997-present Director of Phoenix House Foundation (the largest drug rehabilitation and education organization in the U.S.)

*	In accordance with Board policies, Mr. Hodder is retiring from the Board of Directors on May 29, 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

The company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 15, 2003, there were 133,783,038 shares of common stock outstanding. At that date, there were 7,038 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to the sales price for the company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 below.

During the fiscal year ended February 22, 2003, the company issued 13,000 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The information called for by Item 6 is found within the Five Year Financial and Operating Summary on page F-2.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In fiscal 2003, the company achieved net sales of $19.2 billion compared to $20.3 billion in fiscal 2002. Net earnings for fiscal 2003 were $257.0 million, and diluted earnings per share were $1.91.

In fiscal 2002, the company achieved net sales of $20.3 billion compared to $22.5 billion in fiscal 2001. Net earnings for fiscal 2002 were $198.3 million, and diluted earnings per share were $1.48.

Highlights of results of operations as reported were as follows:

	February 22, 2003 (52 weeks)		February 23, 2002 (52 weeks)		February 24, 2001 (52 weeks)
	(In millions)
Net sales	$19,160.4	100.0%	$20,293.0	100.0%	$22,520.4	100.0%
Cost of sales	16,567.4	86.5	17,704.2	87.2	19,976.4	88.7
Selling and administrative expenses	2,020.2	10.5	2,037.7	10.1	2,042.3	9.1
Restructure and other charges	2.9	—	46.3	0.2	171.3	0.8

Operating earnings	569.9	3.0	504.8	2.5	330.4	1.4
Interest expense	182.5	1.0	194.3	1.0	212.9	0.9
Interest income	(20.6)	(0.1)	(21.5)	(0.1)	(22.1)	(0.1)

Earnings before income taxes	408.0	2.1	332.0	1.6	139.6	0.6
Income tax expense	151.0	0.8	133.7	0.6	66.7	0.3

Net earnings	$257.0	1.3%	$198.3	1.0%	$72.9	0.3%

In fiscal 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which required it to cease amortizing goodwill and test annually for impairment. Goodwill amortization of $48.4 million and $49.4 million were included in fiscal 2002 and fiscal 2001, respectively. Commencing with the fourth quarter of fiscal 2003, previously reported net sales and cost of sales for all prior periods have been revised by reclassifying cost of sales against net sales relating to certain facilitative services it provided between its independent retailers and vendors related to products typically known as Direct Store Delivery (DSD) products. For additional information, please see the note on Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Comparison of fifty-two weeks ended February 22, 2003 (2003) with fifty-two weeks ended February 23, 2002 (2002):

Net Sales

Net sales for 2003 were $19.2 billion, a decrease of 5.6 percent from 2002. Retail food sales were 51.4 percent of net sales for 2003 compared with 47.1 percent for 2002. Food distribution sales were 48.6 percent of net sales for 2003 compared with 52.9 percent for 2002.

Retail food sales for 2003 increased 3.1 percent compared to 2002, primarily as a result of new store growth. Same-store retail sales for 2003 were negative 1.1 percent, impacted by approximately 1.2 percent in cannibalization within key expansion markets. Cannibalization is defined as the negative sales impact the opening of a new store has on an existing store in the same market. As the company adds new stores to major existing markets, it experiences cannibalization. Other factors contributing to the decline in same store sales performance include a weakened economy and a more intense promotional environment.

Fiscal 2003 store activity, including licensed units, resulted in 198 new stores opened and acquired, including the May 2002 acquisition of 50 Deals stores, and 41 stores closed or sold for a total of 1,417 stores at year end. Total square footage increased approximately 6.6 percent over the prior year.

Food distribution sales for 2003 decreased 13.3 percent compared to 2002, reflecting lost customer sales including the exit of the Kmart supply contract, which terminated June 30, 2001, the loss of Genuardi’s as a customer and restructure activities, which accounted for approximately eight percent, three percent and one percent, respectively, of the decrease in food distribution sales.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percentage of net sales, was 13.5 percent for 2003 compared to 12.8 percent for 2002. The increase in gross profit, as a percentage of net sales, reflects the growing proportion of the company’s retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business, including the higher gross profit margin of the recently acquired and opened Deals stores. Gross profit in retail benefited from improved merchandising execution. Gross profit in distribution was negatively impacted by a change in our distribution customer mix.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 10.5 percent for 2003 compared to 10.1 percent for 2002. Selling and administrative expenses include $12.5 million in store closing reserves recorded in the fourth quarter 2002. Fiscal 2002 also includes goodwill amortization of $48.4 million. The increase in selling and administrative expenses, as a percentage of net sales, reflects the growing proportion of the company’s retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business, including the higher selling and administrative expense ratio of the recently acquired and opened Deals stores.

Operating Earnings

The company’s operating earnings were $569.9 million for 2003 compared to $504.8 million for 2002, a 12.9 percent increase. Fiscal 2003 operating earnings include $2.9 million for restructure and other charges. Fiscal 2002 operating earnings include $46.3 million for restructure and other charges and $12.5 million in store closing reserves recorded in the fourth quarter. Retail food 2003 operating earnings increased 20.2 percent to $436.5 million, or 4.4 percent of net sales, from 2002 operating earnings of $363.3 million, or 3.8 percent of net sales. Fiscal 2002 retail food operating earnings include goodwill amortization of $25.3 million. The remaining increase in retail food operating earnings was primarily due to growth of new stores and improved merchandising execution in retail. Food distribution 2003 operating earnings decreased 24.4 percent to $171.6 million, or 1.8 percent of net sales, from 2002 operating earnings of $227.0 million, or 2.1 percent of net sales. Fiscal 2002 food distribution operating earnings included goodwill amortization of $23.1 million. The decrease in food distribution operating earnings primarily reflects the decrease in sales volume and a change in our distribution customer mix.

Net Interest Expense

Interest expense decreased to $182.5 million in 2003 compared with $194.3 million in 2002, reflecting lower borrowing levels and lower average interest rates, largely due to the interest rate swap agreements entered into in the first quarter of fiscal 2003. Interest income decreased to $20.6 million in 2003 compared with $21.5 million in 2002.

Income Taxes

The effective tax rate was 37.0 percent in 2003 compared with 40.3 percent in 2002. The decrease in the effective tax rate was due to the discontinuation of goodwill amortization as of February 24, 2002, which is not deductible for income tax purposes.

Net Earnings

Net earnings were $257.0 million, or $1.91 per diluted share, in 2003 compared with net earnings of $198.3 million, or $1.48 per diluted share in 2002.

Weighted average diluted shares increased to 134.9 million in 2003 compared with 2002 weighted average diluted shares of 134.0 million, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

Comparison of fifty-two weeks ended February 23, 2002 (2002) with fifty-two weeks ended February 24, 2001 (2001):

Net Sales

Net sales for 2002 were $20.3 billion, a decrease of 9.9 percent from 2001. Retail food sales were 47.1 percent of net sales for 2002 compared with 41.5 percent for 2001. Food distribution sales were 52.9 percent of net sales for 2002 compared with 58.5 percent for 2001.

Retail food sales for 2002 increased 2.1 percent compared to 2001, primarily as a result of new store growth. Same-store sales for 2002 were positive 0.2 percent reflecting the soft economy, competitor activities and cannibalization in certain markets. Cannibalization is defined as the negative sales impact the opening of a new store has on an existing store in the same market. As the company adds new stores to major existing markets, it experiences cannibalization.

Fiscal 2002 store activity, including licensed units, resulted in 115 new stores opened and 49 stores closed or sold for a total of 1,260 stores at year end. Total square footage increased approximately 6.7 percent over the prior year.

Food distribution sales for 2002 decreased 18.4 percent compared to 2001, reflecting lost customer sales, including the exit of the Kmart supply contract, which terminated June 30, 2001. The exit of the Kmart supply contract accounted for approximately 68 percent of the decrease and restructure activities accounted for approximately 13 percent of the decrease.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percentage of net sales, was 12.8 percent for 2002 compared to 11.3 percent for 2001. The increase in gross profit, as a percentage of net sales, was primarily due to the growing proportion of the company’s retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business and improved merchandising execution in retail. In 2001, gross profit includes $17.1 million in cost of sales for inventory markdowns related to restructure activities.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 10.1 percent for 2002 compared to 9.1 percent for 2001. Selling and administrative expenses include $12.5 million in store closing reserves recorded in the fourth quarter 2002 and $51.7 million primarily for store closing reserves and provisions for certain uncollectible receivables recorded in 2001. The company acquired Richfood Holdings, Inc. (Richfood) in fiscal 2000. During fiscal 2001, the financial condition of two of Richfood’s larger customers deteriorated and exposed the company to increased potential for loss. Therefore, the company established additional provisions for losses on receivables as the deterioration occurred.

The increase in selling and administrative expenses, as a percentage of net sales, is primarily due to the growing proportion of the company’s retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business and increases in closed property reserves substantially offset by gains on sales of disposed properties.

Operating Earnings

The company’s operating earnings were $504.8 million for fiscal 2002 compared to $330.4 million for 2001, a 52.8 percent increase. Fiscal 2002 operating earnings include $46.3 million for restructure and other charges and $12.5 million in store closing reserves recorded in the fourth quarter. Fiscal 2001 operating earnings include $171.3 million for restructure and other charges and $68.8 million primarily for store closing reserves and provisions for certain uncollectible receivables. Retail food 2002 operating earnings increased 26.8 percent to $363.3 million, or 3.8 percent of net sales, from 2001 operating earnings of $286.5 million, or 3.1 percent of net sales primarily due to growth of new stores and improved merchandising execution in retail. Food distribution 2002 operating earnings decreased 9.6 percent to $227.0 million, or 2.1 percent of net sales, from 2001 operating earnings of $251.0 million, or 1.9 percent of sales, reflecting a decrease in sales volume, primarily due to the exit of the Kmart supply contract.

Net Interest Expense

Interest expense decreased to $194.3 million in 2002, compared with $212.9 million in 2001, reflecting lower borrowing levels and lower average interest rates. Interest income decreased to $21.5 million in 2002 compared with $22.1 million in 2001.

Income Taxes

The effective tax rate was 40.3 percent in 2002 compared with 47.8 percent in 2001. The 2001 effective tax rate includes the impact of restructure and other charges.

Net Earnings

Net earnings were $198.3 million, or $1.48 per diluted share, in 2002 compared with net earnings of $72.9 million, or $0.55 per diluted share in 2001.

Weighted average diluted shares increased to 134.0 million in 2002 compared with 2001 weighted average diluted shares of 132.8 million, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

RESTRUCTURE AND OTHER CHARGES

In the fourth quarter of fiscal 2003, the company recognized pre-tax restructure and other charges of $2.9 million reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings primarily due to continued softening of real estate in certain markets. The charges represent the net adjustment for changes in estimates related to prior years’ restructure reserves and asset impairment charges, including a decrease of $3.6 million to restructure 2002, a net increase of $8.1 million to restructure 2001 and a net decrease of $1.6 million to restructure 2000.

Restructure 2002

In the fourth quarter of fiscal 2002, the company identified additional efforts that would allow it to extend its distribution efficiency program that began early in fiscal 2001. The additional distribution efficiency initiatives identified resulted in pre-tax restructure charges of $16.3 million, primarily related to personnel reductions in administrative and transportation functions. Management began the initiatives in fiscal 2003 and the majority of these actions were completed by the end of fiscal 2003.

In the fourth quarter of fiscal 2003, the fiscal 2002 restructure charges were decreased by $3.6 million, including a decrease of $1.4 million due to lower than anticipated lease related costs in transportation efficiency initiatives and a decrease of $2.2 million in employee related costs due to lower than anticipated severance costs.

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments as well as unpaid severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Fiscal 2003 Adjustment	Balance February 22, 2003
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$3,235	$(757)	$(1,424)	$1,054

	3,235	(757)	(1,424)	1,054
Employee related costs:
Administrative realignment	8,000	(4,186)	(1,424)	2,390
Transportation efficiency initiatives	5,065	(4,294)	(771)	—

	13,065	(8,480)	(2,195)	2,390

Total restructure and other charges	$16,300	$(9,237)	$(3,619)	$3,444

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Year	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Balance February 22, 2003

Employees	800	—	800	(650)	150

Restructure 2001

In the fourth quarter of fiscal 2001, the company completed a strategic review that identified certain assets that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. This review process culminated in the company recording pre-tax restructure and other charges of $181.6 million, including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited real estate and guarantee obligations and $39.8 million for severance and employee related costs.

In the fourth quarter of fiscal 2002, the fiscal 2001 restructure and other charges were increased by $17.8 million as a result of changes in estimates primarily due to the softening real estate market, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers.

In the fourth quarter of fiscal 2003, the fiscal 2001 restructure and other charges were increased by $8.1 million, including an $11.7 million increase to the restructure reserves offset by a decrease in asset impairment charges of $3.6 million. The reserve increase of $11.7 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sublease in certain markets, including approximately $5 million relating to the consolidation of distribution centers and approximately $6 million relating to the exit of non-core retail markets and $1.2 million in higher than anticipated employee related costs primarily in the exit of non-core retail markets.

Included in the asset impairment charges in fiscal 2001 of $89.7 million were $57.4 million of charges related to retail food properties and $32.3 million of charges related to food distribution properties. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2001. In the fourth quarter of fiscal 2003, the fiscal 2001 asset impairment charges for property, plant and equipment were decreased by $3.6 million primarily due to changes in estimates on exited real estate in certain markets and includes a decrease of $8.2 million in estimates related to certain food distribution properties offset by an increase of $4.6 million in estimates related to certain retail food properties. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Fiscal 2003 Adjustment	Balance February 22, 2003
	(In thousands)

Lease related costs:

Consolidation of distribution centers	$8,080	$(6,852)	$5,245	$6,473

Exit of non-core retail markets	15,969	(13,485)	6,360	8,844

Disposal of non-core assets and other administrative reductions	7,194	(1,783)	(1,112)	4,299

	31,243	(22,120)	10,493	19,616

Employee related costs:

Consolidation of distribution centers	17,982	(7,917)	(461)	9,604

Exit of non-core retail markets	6,172	(4,615)	1,423	2,980

Disposal of non-core assets and other administrative reductions	554	(779)	225	—

	24,708	(13,311)	1,187	12,584

Total restructure and other charges	$55,951	$(35,431)	$11,680	$32,200

	Previously Recorded		Fiscal 2003 Adjustment	February 22, 2003

Impairment charges	$89,742		$(3,573)	$86,169

The number of actual employees terminated under the fiscal 2001 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. Details of the fiscal 2001 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Adjustment	Balance February 22, 2003

Employees	4,500	(3,200)	(550)	750	(567)	(183)	—

Restructure 2000

In fiscal 2000, the company recorded pre-tax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. Included in this total was $17.4 million for asset impairment costs. The restructure and other charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions. The original reserve amount was reduced by $10.3 million in fiscal 2001, primarily as a result of a change in estimate for the closure of a remaining facility. The reserve amount was subsequently increased $12.2 million in fiscal 2002, due to a change in estimate on a remaining facility primarily due to the softening real estate market.

In the fourth quarter of fiscal 2003, the fiscal 2000 restructure and other charges were decreased by $1.6 million, including a $2.9 million increase to the restructure reserves offset by a decrease in asset impairment charges of $4.5 million. The reserve increase of $2.9 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sublease in certain markets and higher than anticipated employee related costs.

Included in the asset impairment charges in fiscal 2000 of $17.4 million were writedowns on food distribution assets of $10.6 million for property, plant and equipment, $5.6 million for goodwill and other intangibles and $1.2 million for other assets that were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2000. In the fourth quarter of fiscal 2003, the fiscal 2000 asset impairment charges for property, plant and equipment on food distribution properties were decreased by $4.5 million primarily due to changes in estimates on exited real estate in certain markets. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Fiscal 2003 Adjustment	Balance February 22, 2003
	(In thousands)

Lease related costs:

Facility consolidation	$10,300	$(3,713)	$1,496	$8,083

Non-core store disposal	4,611	(1,818)	249	3,042

	14,911	(5,531)	1,745	11,125

Employee related costs:

Facility consolidation	2,938	(3,866)	928	—

Infrastructure realignment	142	(363)	221	—

	3,080	(4,229)	1,149	—

Total restructure and other charges	$17,991	$(9,760)	$2,894	$11,125

	Previously Recorded		Fiscal 2003 Adjustment	February 22, 2003

Impairment charges	$17,430		$(4,466)	$12,964

The number of actual employees terminated under the fiscal 2000 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. There was no activity in fiscal 2003. Details of the fiscal 2000 restructure activity as it relates to employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002

Employees	2,517	(1,693)	(824)	—

Fiscal 2003 net cash outflows relating to all restructure plans was approximately $30 million. The company anticipates approximately $7 million of net cash inflows in fiscal 2004 for all restructure plans. As of fiscal year end 2003, remaining future net cash outflows of all restructure plans is estimated at approximately $16 million. These amounts primarily relate to expected net future payments on exited real estate and employee related costs, net of after-tax proceeds from the sale of owned properties. Cash outflows will be funded by cash from operations. Fiscal 2003 net earnings include $.06 per diluted share of after-tax benefit as a result of the restructure plans.

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

Significant accounting policies are discussed in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the company’s consolidated financial statements.

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

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Reserves for Closed Properties and Asset Impairment

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. Calculating the estimated losses requires significant judgments and estimates to be made by management. The company’s reserves for closed properties could be materially affected by factors such as the extent of interested buyers, its ability to secure subleases, the creditworthiness of sublessees and the company’s success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property. While management believes the current estimates of reserves on closed properties are adequate, it is possible that continued weakness in the real estate market could cause changes in the company’s assumptions and may require additional reserves to be recorded.

Impairment charges of long-lived assets are recognized when expected net future cash flows are less than the assets’ carrying value. The company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers. It is management’s intention to dispose of properties or sublease within one year; however, the expectations on timing of disposition or sublease and the estimated sales price or sublease income are impacted by variable factors such as inflation, the general health of the economy and resultant demand for commercial property and may require additional reserves to be recorded.

Reserves for Self Insurance

The company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk free interest rate. Any projection of losses concerning workers’ compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A 100 basis point change in discount rates, based on changes in market rates would increase the company’s liability by approximately $1.0 million.

Retirement Plans

The company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the company’s obligation and expense for pension and other post retirement benefits is dependent, in part, on management’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the company’s assumptions are accumulated and amortized over future periods and, therefore, affect its recognized expense and recorded obligation in such future periods. While the company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially impact pension and other post retirement obligations and future expenses.

In the fourth quarter of fiscal 2003, the company lowered its expected return on plan assets used for fiscal 2003 pension expense by 75 basis points to 9.25 percent and by an additional 25 basis points to 9.0 percent for fiscal 2004 pension expense. The company also lowered its discount rate by 25 basis points to 7.0 percent for fiscal 2004 pension expense. For fiscal 2004, when not considering other changes in assumptions, the impact to pension expense of each 25 basis point reduction in the discount rate is to increase pension expense by approximately $3 million and the impact of each 25 basis point reduction in expected return on plan assets is to increase pension expense by approximately $1 million.

The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation was 9.0 percent in fiscal 2003. The assumed health care cost trend rate will decrease by one percent each year for the next four years until it reaches the ultimate trend rate of 5.0 percent. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a one percent increase in the trend rate would increase the accumulated postretirement benefit obligation by $6.7 million and the net periodic cost by $0.5 million in fiscal 2003. In contrast, a one percent decrease in the trend rate would decrease the accumulated post retirement benefit obligation by $6.3 million and the net periodic cost by $0.5 million in fiscal 2003. The weighted average discount rates used in determining the benefit obligation were 7.0% and 7.25% for fiscal 2003 and 2002, respectively.

Goodwill

Management assesses the valuation of goodwill for each of the company’s reporting units on an annual basis through the comparison of the fair value of the respective reporting unit with its carrying value. Fair value is determined primarily based on valuation studies performed by the company, which consider the discounted cash flow method consistent with the company’s valuation guidelines. Valuation analysis requires significant judgments and estimates to be made by management. The company’s estimates could be materially impacted by factors such as competitive forces, customer behaviors, changes in growth trends and specific industry conditions.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $573.6 million, $692.5 million and $611.8 million in fiscal 2003, 2002 and 2001, respectively. The decrease in cash from operating activities in fiscal 2003 from fiscal 2002 is primarily related to changes in deferred taxes resulting from the minimum pension liability in fiscal 2003 and restructure activities in fiscal 2002.

Net cash used in investing activities was $320.7 million, $224.7 million and $357.2 million in fiscal 2003, 2002, and 2001, respectively. Fiscal 2003 investing activities primarily reflect capital spending to fund retail store expansion, including the acquisition of Deals stores, distribution maintenance capital and technology enhancements. Fiscal 2002 investing activities primarily reflect retail expansion, distribution maintenance capital and technology enhancements.

Net cash used in financing activities was $235.9 million, $466.1 million and $255.1 million in fiscal 2003, 2002 and 2001, respectively. Fiscal 2003 financing activities include the issuance of the $300.0 million 10 year 7.5% Senior Notes, completed in May 2002, the redemption of $173.0 million of the company’s 9.75% Senior Notes due fiscal 2005 at the redemption price of 102.4375% of the principal amount of the Senior Notes, plus accrued and unpaid interest, and retirement of the $300.0 million 7.8% bonds that matured in November of 2002 using cash on hand and funds available through its existing credit facilities. Fiscal 2002 financing activities include the issuance of zero-coupon convertible debentures with a yield of 4.5 percent. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million and were initially used to pay down notes payable and were later used to retire a portion of the $300.0 million in debt that matured in November 2002.

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

In April 2002, the company finalized a new three-year, unsecured $650.0 million revolving credit agreement with rates tied to LIBOR plus 0.650 to 1.400 percent, based on the company’s credit ratings. The agreement contains various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. This credit facility replaced the company’s $300.0 million and $400.0 million credit facilities, which had expiration dates in August and October of 2002, respectively. The company had no outstanding borrowings under this credit facility at February 22, 2003 and February 23, 2002. As of February 22, 2003, letters of credit outstanding under the credit facility were $129.0 million and the unused available credit under the facility was $521.0 million.

In May 2002, the company completed the issuance of the $300.0 million 10-year 7.50% Senior Notes. A portion of the proceeds was used to redeem the company’s 9.75% Senior Notes due fiscal 2005 on June 17, 2002. In November 2002, the company retired its $300.0 million 7.80% note that matured in November 2002.

In August 2002, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. Outstanding borrowings under this program as of February 22, 2003 and February 23, 2002 were $80.0 million and $0, respectively, and are reflected in Notes Payable in the Consolidated Balance Sheets.

In November 2001, the company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811.0 million. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million and were initially used to pay down notes payable and were later used to retire a portion of the $300.0 million in debt that matured in November 2002. The debentures mature in 30 years and are callable at the company’s option on or after October 1, 2006. Holders may require the company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006 or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. If the option is exercised, the company has the choice of paying the holder in cash, common stock or a combination of the two. The debentures will generally be convertible if the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, at $35.07 per share for the quarter ended June 14, 2003, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. The company may pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for the debentures. The debentures are classified as long-term debt based on the company’s ability and intent to refinance the obligation with long-term debt if the company is required to repurchase the debentures.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in April 2003 and September 2004. As of April 2003, the company has refinanced the lease that is expiring in fiscal 2004 with a new synthetic lease expiring in April 2008 including a purchase option of approximately $60 million. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million.

During fiscal 2003, the company repurchased 1.5 million shares of common stock at an average cost of $27.94 per share as part of the 5.0 million share repurchase program authorized in fiscal 2002.

SFAS No. 87, “Employers’ Accounting for Pension”, requires the balance sheet to reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plan. Based on both performance of the pension plan assets and planned assumption changes, the company recorded a net after-tax adjustment in the fourth quarter of fiscal 2003 of $72.3 million to reflect a minimum pension liability. This adjustment was a non-cash reduction of equity and did not impact earnings. This adjustment will be revised in future years depending upon market performance and interest rate levels. In the fourth quarter of fiscal 2003, the company lowered its expected return on plan assets used for fiscal 2003 pension expense by 75 basis points to 9.25 percent and by an additional 25 basis points to 9.0 percent for fiscal 2004 pension expense. The company also lowered its discount rate by 25 basis points to 7.0 percent for fiscal 2004 pension expense. For fiscal 2004, when not considering other changes in assumptions or actual return on plan assets, the impact to pension expense of each 25 basis point reduction in the discount rate is to increase pension expenses by approximately $3 million and the impact of each 25 basis point reduction in expected return on plan assets is to increase pension expense by approximately $1 million. The company made additional contributions of approximately $20 million to the pension plan in fiscal 2003.

The company’s capital budget for fiscal 2004, which includes capitalized leases, is projected at approximately $425.0 million to $450.0 million, compared with actual spending of $439.4 million in fiscal 2003. The capital budget for 2004 anticipates cash spending of $365.0 million to $390.0 million, in addition to $60.0 million budgeted for capital leases. Approximately $325.0 million of the fiscal 2004 budget has been identified for use in the company’s retail food business and includes approximately 8 to 12 regional banner stores and approximately 75 to 100 new extreme value stores, including extreme value general merchandise stores. The balance of the fiscal 2004 capital budget relates to distribution maintenance capital and information technology related items. In addition, the company will continue to support store development and financing for the company’s independent retailers. Certain retailer financing activities may not require new cash outlays because they involve leases or guarantees. The capital budget does include amounts for projects which are subject to change and for which firm commitments have not been made.

Cash dividends declared during fiscal 2003, 2002 and 2001 totaled $0.5675, $0.5575 and $0.5475 per common share, respectively. The company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 22, 2003. These guarantees were made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 22, 2003, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $305.9 million and represents $200.3 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements. In addition, the company has guaranteed construction loans on warehouses of $26.3 million at February 22, 2003 that the company will purchase upon completion. The company did not enter into any new guarantees or modify existing guarantees after December 31, 2002.

On December 4, 1998, the company entered into an agreement to sell notes receivable to a special purpose entity, which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to acquire qualifying notes receivable from the company and sell them to a third party. No notes have been sold since February 29, 2000. Assets and related debt off-balance sheet were $13.4 million at February 22, 2003. At February 22, 2003, the company’s limited recourse with respect to notes sold was $11.0 million.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in April 2003 and September 2004. As of April 2003, the company has refinanced the lease that is expiring in fiscal 2004 with a new synthetic lease expiring in April 2008 including a purchase option of approximately $60 million. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million. At February 22, 2003, the estimated market value of the properties underlying these leases equaled or exceeded the purchase options.

In July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits have been consolidated into a single action, in which it is alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The company believes that the lawsuit is without merit and intends to vigorously defend the action. No damages have been specified. The company is unable to evaluate the likelihood of prevailing in the case at this stage of the proceedings.

The company is a party to various other legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

The following table represents the company’s total commitments and total off-balance sheet arrangements at February 22, 2003:

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter
	(in thousands)

Commitments:

Notes Payable	$80,000	$80,000	$—	$—	$—

Debt	1,506,053	31,124	335,061	78,627	1,061,241

Capital and Direct Financing Leases	575,185	30,456	89,637	86,562	368,530

Total Commitments	$2,161,238	$141,580	$424,698	$165,189	$1,429,771

Off-Balance Sheet Arrangements:

Retailer Loan and Lease Guarantees	$305,946	$46,758	$71,691	$49,186	$138,311

Construction Loan Commitments	26,300	26,300	—	—	—

Limited Recourse Liability on Notes Receivable	10,969	523	5,123	5,323	—

Purchase Options on Synthetic Leases	85,000	60,000	—	25,000	—

Operating Leases	1,007,170	141,612	235,662	179,335	450,561

Total Off-Balance Sheet Arrangements	$1,435,385	$275,193	$312,476	$258,844	$588,872

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. At fiscal 2003 year end, there were 6,960 shareholders of record compared with 7,155 at the end of fiscal 2002.

	Common Stock Price Range				Dividends Per Share
Fiscal	2003		2002		2003	2002
	High	Low	High	Low

First Quarter	$30.81	$24.60	$16.46	$12.60	$0.1400	$0.1375

Second Quarter	28.94	19.18	21.80	15.00	0.1425	0.1400

Third Quarter	21.59	14.75	24.10	18.81	0.1425	0.1400

Fourth Quarter	18.12	14.01	24.96	18.85	0.1425	0.1400

Year	$30.81	$14.01	$24.96	$12.60	$0.5675	$0.5575

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142. SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. Amortization of goodwill ceased on February 24, 2002, at which time goodwill was tested for impairment. Each of the company’s reporting units were tested for impairment by comparing the fair value of the respective reporting unit with its carrying value. Fair value was determined primarily based on valuation studies performed by the company, which considered the discounted cash flow method consistent with the company’s valuation guidelines. The company performed the second annual impairment test as of December 28, 2002 using the same methodology described above. As a result of impairment tests performed, the company recorded no impairment loss.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The company adopted the provisions of SFAS No. 144 effective February 24, 2002. SFAS No. 144 did not have a material impact on the company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue 94-3. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The company did not initiate any new exit or disposal activities subsequent to December 31, 2002. Accordingly SFAS No. 146 did not have a material impact on the company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. The company adopted the disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The company adopted the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. FIN No. 45 did not have a material impact on the company’s consolidated financial statements.

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

EITF Issue No. 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, ‘Goodwill and Other Intangible Assets’ ”, requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS No. 142 goodwill impairment test. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The company adopted the provisions of EITF No. 02-13 for the goodwill impairment tests performed in the fourth quarter of fiscal 2003. This EITF did not have a material impact on the company’s consolidated financial statements.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. Certain provisions of EITF No. 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. This EITF did not have a material impact on the company’s consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The company does not expect the adoption of FIN No. 46 to have a material impact on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market pricing risk consisting of interest rate risk related to debt obligations outstanding, its investment in notes receivable and, from time to time, derivatives employed to hedge interest rate changes on variable and fixed rate debt. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

The company manages interest rate risk through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (commercial paper, bank loans, industrial revenue bonds and other variable interest rate debt) is utilized to help maintain liquidity and finance business operations. Long-term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital.

The company makes long-term loans to certain retail customers (see Notes Receivable in the Notes to Consolidated Financial Statements for further information) and as such, carries notes receivable in the normal course of business. The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates. At February 22, 2003, the estimated fair value of notes receivable approximates the net carrying value.

The table below provides information about the company’s financial instruments that are sensitive to changes in interest rates, including notes receivable, debt obligations and interest rate swap agreements. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents the estimate of the differentials between interest payable and interest receivable under the swap agreements implied by the yield curve utilized to compute the fair value of the interest rate swaps.

	Summary of Financial Instruments
	February 22, 2003		Aggregate payments by fiscal year
	Fair Value	Total	2004	2005	2006	2007	2008	Thereafter
	(in millions, except rates)

Notes receivable

Principal receivable	$102.2	$102.2	$30.3	$18.1	$15.4	$12.0	$10.6	$15.8

Average rate receivable		7.8%	5.6%	9.3%	9.5%	9.5%	9.6%	7.9%

Debt with variable interest rates

Principal payable	$150.5	$150.5	$88.0	$—	$2.4	$2.6	$1.0	$56.5

Average variable rate payable		1.4%	1.6%	—	1.2%	1.2%	1.2%	1.2%

Debt with fixed interest rates

Principal payable	$1,521.6	$1,435.5	$23.2	$271.8	$60.8	$71.0	$4.0	$1,004.7

Average fixed rate payable		7.2%	8.3%	7.7%	7.2%	6.8%	8.5%	7.1%

Fixed-to-variable interest rate swaps

Amount receivable	$20.7	$20.7	$8.8	$6.3	$3.6	$1.8	$0.6	$(0.4)

Average variable rate payable		3.9%

Average fixed rate receivable		7.9%

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

The following is a summary of certain factors, the results of which could cause SUPERVALU’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report:

•	competitive practices in the retail food and food distribution industries,

•	the nature and extent of the consolidation of the retail food and food distribution industries,

•	our ability to attract and retain customers for our food distribution business and to control food distribution costs,

•	our ability to grow through acquisitions and successfully integrate acquired entities,

•	economic conditions that affect the food industry, such as food price deflation and softness in local and national economies, as well as general economic or political conditions that affect consumer buying habits generally,

•	wartime activities, threats, and acts of terror directed at the food industry that affect consumer behavior, as well as related security costs,

•	potential work disruptions from labor disputes or national emergencies,

•	the timing and implementation of certain restructure activities we have announced, including our consolidation of certain distribution facilities and our disposition of under-performing stores and non-operating properties,

•	the availability of favorable credit and trade terms, and

•	other risk factors inherent in the retail food and food distribution industries.

These risks and uncertainties are set forth in further detail in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and SUPERVALU undertakes no obligation to update such statement to reflect events or circumstances arising after such date.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-37. See “Index of Selected Financial Data and Financial Statements and Schedules.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10, as to compliance with Section 16(a) of the Securities and Exchange Act of 1934, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding executive officers and directors of the Registrant is included in Part I immediately following Item 4 above.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Stockholders under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values,” “Long-Term Incentive Plans—Awards in Last Fiscal Year,” “Pension Plans and Retirement Benefits,” and “Change in Control and Other Agreements,” and under the heading “Related Party Transactions, Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Some of the information called for by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 22, 2003 about the company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	7,397,997	$25.01(3)	4,875,458(4)

Equity compensation plans not approved by security holders (2)(6)	5,685,504	$20.65	3,300,090(5)

Total	13,083,501	$23.18(3)	8,175,548(4)(5)

1)	Includes the company’s 1989 Stock Appreciation Rights Plan, 1983 Employee Stock Option Plan, 1993 Stock Plan, 2002 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan and 2002 Long-Term Incentive Plan.

2)	Includes the company’s 1997 Stock Plan and Restricted Stock Plan.

3)	Excludes 120,000 restricted stock units included in column (a) which do not have an exercise price. Such units vest and are payable in shares after the expiration of the time periods set forth in their restricted stock unit agreements.

4)	In addition to grants of options, warrants or rights, includes the following shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards: 1993 Stock Plan, 44,049 shares; 2002 Stock Plan, 4,000,000 shares; SUPERVALU/Richfood Stock Incentive Plan, 31,409 shares; and 2002 Long-Term Incentive Plan, 800,000 shares.

5)	Includes 3,212,590 shares under the 1997 Stock Option Plan available for issuance in the form of restricted stock, performance awards and other types of stock-based awards in addition to the granting of options, warrants or stock appreciation rights and 87,500 shares under the Restricted Stock Plan available for issuance as restricted stock.

6)	Does not include outstanding options for 41,243 shares of common stock at a weighted average exercise price of $25.54 per share that were assumed in connection with the merger of Richfood Holdings, Inc. into the company effective August 31, 1999. No further awards will be made under this plan.

1997 Stock Plan.    The Board of Directors adopted the 1997 Stock Plan on April 9, 1997 to provide for the granting of non-qualified stock options, restoration options, stock appreciation rights, restricted stock, restricted stock units and performance awards to key employees of the company or any of its subsidiaries. A total of 10,800,000 shares are authorized and may be issued as awards under the plan. The Board amended this plan August 18, 1998, March 14, 2000, and April 10, 2002, and it will terminate on April 9, 2007.

All employees, consultants or independent contractors providing services to the company, other than officers or directors of the company or any of its affiliates who are subject to Section 16 of the Securities Exchange Act of 1934, are eligible to participate in the plan. The Board administers the plan and has discretion to set the terms of all awards made under the plan, except as otherwise expressly provided in the plan. Options granted under the plan may not have an exercise price less than 100 percent of the fair market value of the company’s common stock on the date of the grant. Stock appreciation rights may not be granted at a price less than 100 percent of the fair market value of the common stock on the date of the grant. Unless the Board otherwise specifies, restricted stock and restricted stock units will be forfeited and reacquired by the company if an employee is terminated. Performance awards granted under the plan may be payable in cash, shares, restricted stock, other securities, other awards under the plan or other property when the participant achieves performance goals set by the Board.

Restricted Stock Plan.    The Board of Directors adopted the Restricted Stock Plan on April 10, 1991 to provide for the granting of restricted stock to key management employees of the company or any of its subsidiaries who are not subject to the provisions of Section 16 of the Securities Exchange Act of 1934 at the time of an award. The Board amended this plan on February 24, 2001 to increase the total shares available for issuance to 300,000. This plan has no expiration date. The chief executive officer administers this plan and may determine who is eligible to participate in the plan, the number of shares to be covered by each award and the terms and conditions of any award or agreement under the plan (including the forfeiture, transfer or other restrictions relating to such award).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Stockholders under the heading “Related Party Transactions, Compensation Committee Interlocks and Insider Participation.”

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements:

The consolidated financial statements of the Registrant listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the reports of KPMG LLP, independent auditors, are filed as part of this report.

(2)	Financial Statement Schedules:

The consolidated financial statement schedules of the Registrant listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the reports of KPMG LLP, independent auditors, are filed as part of this report.

(3)	Articles of Incorporation and by-laws:

(3)(i)	Restated Certificate of Incorporation is incorporated by reference to Exhibit (3)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 15, 2002.

(3)(ii)	Restated Bylaws, as amended.

(4)	Instruments defining the rights of security holders, including indentures:

4.1.	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.2.	First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.3.	Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 13, 1992.

4.4.	Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 2, 1995.

4.5.	Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6.	Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7.	Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.5 to the Registrant’s Report on Form 8-K dated November 13, 1992.

4.8.	Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 17, 2000.

4.9.	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior), is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.10.	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.11.	Form of Credit Agreement, dated as of April 23, 2002, among the Registrant, the Lenders named therein, JP Morgan Chase Bank, as Agent, and Bank One, NA, as Syndication Agent, is incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K dated April 23, 2002.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Registrant and its subsidiaries are not filed and, in lieu thereof, the Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1.	SUPERVALU INC. 2002 Stock Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.2.	SUPERVALU INC. 1997 Stock Plan, as amended.*

10.3.	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.*

10.4.	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended February 23, 2002.*

10.5.	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended, are incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.6.	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998. *

10.7.	SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated by reference to Exhibit (10)g. to the Registrant’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.8.	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated by reference to Exhibit (10)c. to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.9.	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.10.	SUPERVALU INC. Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.11.	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended.*

10.12.	SUPERVALU INC. Excess Benefit Plan Restatement, as amended.*

10.13.	SUPERVALU INC. Deferred Compensation Plan as amended.*

10.14.	SUPERVALU INC. Executive Deferred Compensation Plan, as amended.*

10.15.	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended.*

10.16.	Form of Agreement used in connection with the Registrant’s Executive Post Retirement Survivor Benefit Program, is incorporated by reference to Exhibit (10)i. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.17.	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant, is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999. *

10.18.	SUPERVALU INC. Directors Retirement Program, as amended.*

10.19.	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.20.	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.21.	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.22	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)h. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.23.	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan.*

10.24.	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended.*

10.25.	Restricted Stock Unit Award Agreement for David L. Boehnen is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.26.	Restricted Stock Unit Award Agreement for Pamela K. Knous is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.27.	Restricted Stock Unit Award Agreement for Jeffrey Noddle.*

10.28.	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002, is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

(12)	Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(99)	Additional Exhibits.

99(i)	Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act.

99(ii)	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the fourth quarter of the fiscal year ended February 22, 2003, the Registrant filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)

DATE: April 25, 2003	By:	/s/ JEFFREY NODDLE

Jeffrey Noddle Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	Chairman of the Board; Chief Executive Officer; President; and Director (principal executive officer)	April 25, 2003

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 25, 2003

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ EDWIN C. GAGE* Edwin C. Gage*	Director

/s/ WILLIAM A. HODDER* William A. Hodder	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ RICHARD L. KNOWLTON* Richard L. Knowlton	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ HARRIET PERLMUTTER* Harriet Perlmutter	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers*	Director

*	Executed this 25th day of April, 2003, on behalf of the indicated Directors by John P. Breedlove, duly appointed Attorney-in-Fact.

By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove Attorney-in-Fact

I, Jeffrey Noddle, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 25, 2003	/s/ JEFFREY NODDLE

Chief Executive Officer and President

I, Pamela K. Knous, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ PAMELA K. KNOUS

Executive Vice President, Chief Financial Officer

SUPERVALU INC.

Annual Report on Form 10-K

Items 6, 8 and 15(a)

Index of Selected Financial Data and Financial Statements and Schedules

Page(s)
Selected Financial Data:

Five Year Financial and Operating Summary	F-2

Financial Statements:

Independent Auditors’ Report of KPMG LLP	F-4

Consolidated composition of net sales and operating earnings for each of the three years ended February 22, 2003, February 23, 2002 and February 24, 2001	F-5

Consolidated statements of earnings for each of the three years ended February 22, 2003, February 23, 2002 and February 24, 2001	F-6

Consolidated balance sheets as of February 22, 2003 and February 23, 2002	F-7

Consolidated statements of stockholders’ equity for each of the three years ended February 22, 2003, February 23, 2002 and February 24, 2001	F-8

Consolidated statements of cash flows for each of the three years ended February 22, 2003, February 23, 2002 and February 24, 2001	F-9

Notes to consolidated financial statements	F-10–F-34

Unaudited quarterly financial information	F-35

Independent Auditors’ Report	F-36

Financial Schedules:

Schedule II: Valuation and qualifying accounts	F-37

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. and Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

	2003 (c)	2002 (d)	2001 (e)	2000 (f)	1999
Statement of Earnings Data (a) (b) (g)

Net sales	$19,160,368	$20,293,040	$22,520,384	$19,675,782	$16,687,253

Cost of sales	16,567,397	17,704,197	19,976,436	17,450,060	14,886,873

Selling and administrative expenses	2,020,110	2,037,771	2,042,259	1,705,003	1,382,212

Gain on sale of Hazelwood Farms Bakeries	—	—	—	(163,662)	—

Restructure and other charges	2,918	46,300	171,264	103,596	—

Operating earnings	569,943	504,772	330,425	580,785	418,168

Interest, net	161,939	172,774	190,835	135,392	101,907

Earnings before taxes	408,004	331,998	139,590	445,393	316,261

Provision for income taxes	150,962	133,672	66,720	203,703	124,923

Net earnings	257,042	198,326	72,870	241,690	191,338

Net earnings per common share—diluted	1.91	1.48	0.55	1.86	1.57

Balance Sheet Data (a)

Inventories (FIFO) (h)	$1,194,791	$1,178,817	$1,477,180	$1,622,151	$1,195,217

Working capital (h)	267,567	36,031	(125,408)	(197,599)	188,000

Net property, plant and equipment	2,220,850	2,208,633	2,232,794	2,168,210	1,699,024

Total assets	5,896,245	5,796,249	6,343,152	6,493,292	4,265,949

Long-term debt (i)	2,019,658	1,875,873	2,008,474	1,953,741	1,246,269

Stockholders’ equity	2,009,240	1,899,138	1,783,149	1,820,228	1,305,639

Other Statistics (a) (g)

Net earnings as a percent of net sales (b)	1.34%	0.98%	0.32%	1.23%	1.15%

Return on average stockholders’ equity	12.97%	10.70%	3.96%	14.80%	15.24%

Book value per common share	$15.03	$14.29	$13.47	$13.52	$10.82

Current ratio (h)	1.18:1	1.02:1	0.95:1	0.92:1	1.12:1

Debt to capital ratio (j)	51.8%	54.3%	59.7%	60.0%	54.6%

Dividends declared per common share	$0.56¾	$0.55¾	$0.54¾	$0.53¾	$0.52¾

Weighted average common shares outstanding—diluted	134,877	133,978	132,829	130,090	121,961

Depreciation and amortization	$297,056	$340,750	$343,779	$277,062	$233,523

Capital expenditures	$439,438	$388,658	$511,673	$539,264	$346,390

Net cash provided by operating activities	$573,576	$692,542	$611,804	$345,230	$552,320

Net cash (used in) investing activities	$(320,689)	$(224,707)	$(357,179)	$(516,796)	$(297,785)

Net cash (used in) provided by financing activities	$(235,870)	$(466,060)	$(255,149)	$174,878	$(253,027)

Notes:

(a)	All years include 52 weeks. Dollars in thousands except per share and percentage data.

(b)	Sales and cost of sales have been revised to conform prior years’ data to the current presentation. These reclassifications had no impact on gross profit, earnings before income taxes, net earnings, cash flow, or financial position for any period or their respective trends. See the Summary of Significant Accounting Policies for additional information.

(c)	Fiscal 2003 net earnings include restructure and other charges of $1.8 million or $0.01 per diluted share and represents the net adjustment for changes in estimates related to prior years’ restructure reserves and asset impairment charges primarily due to continued softening of real estate in certain markets.

(d)	Fiscal 2002 net earnings include restructure and other items of $35.2 million or $0.27 per diluted share. This includes total pretax adjustments of $58.8 million, including $46.3 million of restructure charges and $12.5 million in store closing charges recorded in the fourth quarter. The $46.3 million of restructure charges includes $16.3 million for additional efficiency initiatives and $30.0 million of net adjustments to increase prior years’ restructure charges as a result of changes in estimates primarily due to continued softening of real estate in certain markets. The company also recorded $12.5 million in store closing reserves reflected in selling and administrative expenses.

(e)	Fiscal 2001 net earnings include restructure and other items of $153.9 million or $1.16 per diluted share. This includes total pretax adjustments of $240.1 million, including $171.3 million of restructure and other charges related primarily to consolidation of distribution facilities, exit of certain non-core retail markets, and write-off of other items. The pretax adjustments also include $17.1 million in cost of sales for inventory markdowns related to restructure activities and $51.7 million in selling and administrative expenses primarily for store closing reserves and provisions for certain uncollectible receivables.

(f)	Fiscal 2000 net earnings include a net benefit of $10.9 million or $0.08 per diluted share from the gain on sale of Hazelwood Farms Bakeries and restructure charges. This reflects total pretax net adjustments of $60.1 million, which include a $163.7 million gain on sale of Hazelwood Farms Bakeries and $103.6 million of restructure charges related primarily to facility consolidation, non core store disposal, and rationalization of redundant and certain decentralized administrative functions.

(g)	Information adjusted to include stock split in fiscal 1999.

(h)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $145.5 million for fiscal 2003, $140.8 million for fiscal 2002, $140.6 million for fiscal 2001, $135.6 million for fiscal 2000 and $127.4 million for fiscal 1999.

(i)	Long-term debt includes long-term debt and long-term obligations under capital leases.

(j)	The debt to capital ratio is calculated as debt, which includes notes payable, current debt, current obligations under capital leases, long-term debt and long-term obligations under capital leases, divided by the sum of debt and stockholders’ equity.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

SUPERVALU INC.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 22, 2003 and February 23, 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 22, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 22, 2003 and February 23, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 22, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the note entitled “New Accounting Standards” to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on February 24, 2002.

/s/    KPMG LLP

Minneapolis, Minnesota

April 9, 2003

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	February 22, 2003 (52 weeks)	February 23, 2002 (52 weeks)	February 24, 2001 (52 weeks)
Net sales
Retail food	$9,848,230	$9,549,068	$9,353,992
	51.4%	47.1%	41.5%
Food distribution	9,312,138	10,743,972	13,166,392
	48.6%	52.9%	58.5%

Total net sales	$19,160,368	$20,293,040	$22,520,384
	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$436,537	$363,304	$286,520
Food distribution operating earnings	171,589	227,013	251,009
General corporate expenses	(35,265)	(39,245)	(35,840)
Restructure and other charges	(2,918)	(46,300)	(171,264)

Total operating earnings	569,943	504,772	330,425
Interest expense, net	(161,939)	(172,774)	(190,835)

Earnings before income taxes	$408,004	$331,998	$139,590

Identifiable assets
Retail food	$3,352,164	$3,098,577	$3,082,088
Food distribution	2,527,858	2,683,486	3,247,172
Corporate	16,223	14,186	13,892

Total	$5,896,245	$5,796,249	$6,343,152

Depreciation and amortization
Retail food	$167,143	$177,585	$173,418
Food distribution	127,042	160,718	167,253
Corporate	2,871	2,447	3,108

Total	$297,056	$340,750	$343,779

Capital expenditures
Retail food	$357,342	$310,738	$347,540
Food distribution	80,916	74,860	158,591
Corporate	1,180	3,060	5,542

Total	$439,438	$388,658	$511,673

The company’s business is classified by management into two reportable segments: Retail food and food distribution. Retail food operations include three retail formats: extreme value stores, regional price superstores and regional supermarkets. The retail formats include results of food stores owned and results of sales to extreme value stores licensed by the company. Food distribution operations include results of sales to affiliated food stores, mass merchants and other customers, and other logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements.

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

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	February 22, 2003 (52 weeks)	February 23, 2002 (52 weeks)	February 24, 2001 (52 weeks)

Net sales	$19,160,368	$20,293,040	$22,520,384

Costs and expenses

Cost of sales	16,567,397	17,704,197	19,976,436

Selling and administrative expenses	2,020,110	2,037,771	2,042,259

Restructure and other charges	2,918	46,300	171,264

Operating earnings	569,943	504,772	330,425

Interest

Interest expense	182,499	194,294	212,898

Interest income	20,560	21,520	22,063

Interest expense, net	161,939	172,774	190,835

Earnings before income taxes	408,004	331,998	139,590

Provision for income taxes

Current	89,754	57,312	105,200

Deferred	61,208	76,360	(38,480)

Income tax expense	150,962	133,672	66,720

Net earnings	$257,042	$198,326	$72,870

Weighted average number of common shares outstanding

Diluted	134,877	133,978	132,829

Basic	133,730	132,940	132,251

Net earnings per common share—diluted	$1.91	$1.48	$0.55

Net earnings per common share—basic	$1.92	$1.49	$0.55

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	February 22, 2003	February 23, 2002
ASSETS
Current Assets
Cash and cash equivalents	$29,188	$12,171
Receivables, less allowance for losses of $21,913 in 2003 and $22,941 in 2002 ($264,392 in 2003 and $0 in 2002 pledged as collateral)	477,429	447,243
Inventories	1,049,283	1,038,050
Other current assets	91,466	78,030

Total current assets	1,647,366	1,575,494

Long-term notes receivable, less allowance for losses of $13,948 in 2003 and $18,876 in 2002	71,917	68,774
Long-term investment in direct financing leases	54,518	68,552
Property, plant and equipment
Land	167,065	172,385
Buildings	1,113,370	1,128,882
Property under construction	26,407	51,977
Leasehold improvements	334,339	285,842
Equipment	1,672,448	1,603,890
Assets under capital leases	575,262	546,289

	3,888,891	3,789,265
Less accumulated depreciation and amortization
Owned property, plant and equipment	1,525,126	1,460,541
Assets under capital leases	142,915	120,091

Net property, plant and equipment	2,220,850	2,208,633

Goodwill	1,576,584	1,531,312
Other assets	325,010	343,484

Total assets	$5,896,245	$5,796,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$80,000	$24,000
Accounts payable	1,081,734	1,016,605
Accrued vacation, compensation and benefits	113,750	148,179
Current maturities of long-term debt	31,124	326,266
Current obligations under capital leases	30,456	30,142
Other current liabilities	188,243	135,038

Total current liabilities	1,525,307	1,680,230

Long-term debt	1,474,929	1,342,428
Long-term obligations under capital leases	544,729	533,445
Deferred income taxes	116,982	90,031
Other liabilities	225,058	250,977
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized 200,000 shares
Shares issued, 150,670 in 2003 and 2002	150,670	150,670
Capital in excess of par value	114,028	121,444
Accumulated other comprehensive losses	(79,063)	(7,075)
Retained earnings	2,150,932	1,969,984
Treasury stock, at cost, 16,982 shares in 2003 and 17,781 shares in 2002	(327,327)	(335,885)

Total stockholders’ equity	2,009,240	1,899,138

Total liabilities and stockholders’ equity	$5,896,245	$5,796,249

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 26, 2000	150,670	$150,670	$132,226	(16,008)	$(308,788)	$—	$1,846,120	$1,820,228
Comprehensive income:
Net earnings	—	—	—	—	—	—	72,870	72,870

Total comprehensive income								72,870
Sales of common stock under option plans	—	—	(3,538)	279	7,095	—	—	3,557
Cash dividends declared on common stock $0.5475 per share	—	—	—	—	—	—	(72,903)	(72,903)
Compensation under employee incentive plans	—	—	(196)	366	8,271	—	—	8,075
Purchase of shares for treasury	—	—	—	(2,933)	(48,678)	—	—	(48,678)

BALANCES AT FEBRUARY 24, 2001	150,670	150,670	128,492	(18,296)	(342,100)	—	1,846,087	1,783,149
Comprehensive income:
Net earnings	—	—	—	—	—	—	198,326	198,326
Derivative financial instrument-unrealized loss, net of deferred taxes of $5.0 million	—	—	—	—	—	(7,075)	—	(7,075)

Total comprehensive income								191,251
Sales of common stock under option plans	—	—	(2,103)	1,401	28,005	—	—	25,902
Cash dividends declared on common stock $0.5575 per share	—	—	—	—	—	—	(74,429)	(74,429)
Compensation under employee incentive plans	—	—	(4,945)	576	10,293	—	—	5,348
Purchase of shares for treasury	—	—	—	(1,462)	(32,083)	—	—	(32,083)

BALANCES AT FEBRUARY 23, 2002	150,670	150,670	121,444	(17,781)	(335,885)	(7,075)	1,969,984	1,899,138
Comprehensive income:
Net earnings	—	—	—	—	—	—	257,042	257,042
Amortization of loss on derivative financial instrument, net of deferred taxes of $0.2 million	—	—	—	—	—	340	—	340
Minimum pension liability, net of deferred taxes of $47.1 million	—	—	—	—	—	(72,328)	—	(72,328)

Total comprehensive income								185,054
Sales of common stock under option plans	—	—	(9,196)	2,155	47,618	—	—	38,422
Cash dividends declared on common stock $0.5675 per share	—	—	—	—	—	—	(76,094)	(76,094)
Compensation under employee incentive plans	—	—	1,780	152	3,099	—	—	4,879
Purchase of shares for treasury	—	—	—	(1,508)	(42,159)	—	—	(42,159)

BALANCES AT FEBRUARY 22, 2003	150,670	$150,670	$114,028	(16,982)	$(327,327)	$(79,063)	$2,150,932	$2,009,240

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	February 22, 2003 (52 weeks)	February 23, 2002 (52 weeks)	February 24, 2001 (52 weeks)
Cash flows from operating activities
Net earnings	$257,042	$198,326	$72,870
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	297,056	340,750	343,779
LIFO expense	4,741	143	4,991
Provision for losses on receivables	15,719	19,898	23,107
(Gain) loss on sale of property, plant and equipment	(5,564)	4,649	(1,164)
Restructure and other charges	2,918	46,300	171,264
Deferred income taxes	14,184	76,360	(38,480)
Equity in earnings of unconsolidated subsidiaries	(39,724)	(29,156)	(21,526)
Other adjustments, net	3,675	(1,228)	(3,496)
Changes in assets and liabilities
Receivables	(46,890)	120,613	(66,482)
Inventories	(15,974)	298,150	130,657
Accounts payable	97,783	(386,504)	(13,845)
Other assets and liabilities	(11,390)	4,241	10,129

Net cash provided by operating activities	573,576	692,542	611,804

Cash flows from investing activities
Additions to long-term notes receivable	(61,963)	(37,372)	(69,875)
Proceeds received on long-term notes receivable	57,869	47,794	66,572
Proceeds from sale of assets	65,986	57,798	43,839
Purchases of property, plant and equipment	(382,581)	(292,927)	(397,715)

Net cash used in investing activities	(320,689)	(224,707)	(357,179)

Cash flows from financing activities
Net issuance (reduction) of notes payable	56,000	(551,574)	2,526
Proceeds from issuance of long-term debt	296,535	218,014	60,000
Repayment of long-term debt	(472,448)	(19,863)	(171,692)
Reduction of obligations under capital leases	(29,767)	(25,988)	(28,220)
Dividends paid	(75,648)	(74,024)	(72,244)
Net proceeds from the sale of common stock under option plans	31,617	19,458	3,085
Payment for purchase of treasury shares	(42,159)	(32,083)	(48,604)

Net cash used in financing activities	(235,870)	(466,060)	(255,149)

Net increase (decrease) in cash and cash equivalents	17,017	1,775	(524)
Cash and cash equivalents at beginning of year	12,171	10,396	10,920

Cash and cash equivalents at end of year	$29,188	$12,171	$10,396

SUPPLEMENTAL CASH FLOW INFORMATION

The company’s non-cash activities were as follows:

Leased asset additions and related obligations	$42,829	$95,730	$113,958
Minimum pension liability, net of deferred taxes of $47.1 million	$72,328	$—	$—
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$171,089	$184,719	$213,572
Income taxes paid	$84,674	$102,123	$75,266

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. References to the company refers to SUPERVALU INC. and Subsidiaries.

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. The last three fiscal years consist of the 52-week periods ending February 22, 2003, February 23, 2002 and February 24, 2001, respectively.

Revenue and Income Recognition:

Revenues and income from product sales are recognized at the point of sale for retail food and upon shipment of the product for food distribution. Revenues and income from services rendered are recognized immediately after such services have been provided.

The company provides certain facilitative services between its independent retailers and vendors related to products typically known as Direct Store Delivery (DSD) products. These services include sourcing, invoicing and payment services. Prior to the fourth quarter of fiscal 2003, the amounts invoiced to independent retailers by the company for facilitative services were recorded as net sales and the related amounts due and paid by the company to its vendors were recorded as cost of sales. Commencing with the fourth quarter of fiscal 2003, the company has revised amounts previously reported by reclassifying cost of sales against net sales for all prior periods. The effect is to present the net gross margin associated with such facilitative services as a component of net sales. This reclassification had no impact on gross profit, earnings before income taxes, net earnings, cash flows, or financial position for any period or their respective trends.

(In thousands)	February 22, 2003 (52 weeks)	February 23, 2002 (52 weeks)	February 24, 2001 (52 weeks)

Amounts invoiced to independent retailers	$663,832	$630,363	$690,221

Amounts due and paid to vendors	649,312	615,482	673,895

Net gross margin	$14,520	$14,881	$16,326

Cost of Sales:

Cost of sales includes cost of inventory sold during the period, including purchasing and distribution costs and shipping and handling fees.

The company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances that are earned based on quantities purchased are recognized as a reduction to the cost of inventory. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. New product introduction allowances compensate the company for costs incurred associated with product handling and are recognized in cost of sales when the product is first stocked, which is generally when all related expenses have been incurred.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising expenses are also included as a component of cost of sales and are expensed as incurred. The company recognizes co-operative advertising allowances received from vendors as a reduction of advertising expense in the period in which the related expense occurs. Advertising expenses before allowances were $83.9 million, $86.7 million and $103.4 million for fiscal 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents:

The company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Allowances for Losses on Receivables:

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of its allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Reserves for Closed Properties:

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. Calculating the estimated losses requires significant judgments and estimates to be made by management. The company’s reserves for closed properties could be materially affected by factors such as the extent of interested buyers, its ability to secure subleases, the creditworthiness of sublessees and the company’s success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property. While management believes the current estimates of reserves on closed properties are adequate, it is possible that continued weakness in the real estate market could cause changes in the company’s assumptions and may require additional reserves to be recorded.

LIFO and Retail Inventory Method:

Inventories are stated at the lower of cost or market. For a significant portion of the company’s inventory, cost is determined through use of the last-in, first-out (LIFO) method for food distribution or the retail LIFO method, as applicable. Under the retail LIFO method, otherwise referred to as the retail inventory method (RIM), the valuation of inventories are at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. Market is replacement value. The company utilized LIFO or the retail LIFO method to value approximately 70.5 percent and 69.8 percent of the company’s consolidated inventories for fiscal 2003 and 2002, respectively. The first-in, first-out method (FIFO) is used to determine cost for some of the remaining highly consumable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company’s inventories would have been higher by approximately $145.5 million at February 22, 2003 and $140.8 million at February 23, 2002.

Reserves for Self Insurance:

The company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the company’s policy to record its self insurance liabilities based on claims filed and an estimate of

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims incurred but not yet reported, discounted at a risk free interest rate. Any projection of losses concerning workers’ compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, are based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, 3 to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $5.9 million, $5.7 million and $8.1 million was capitalized in fiscal years 2003, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. Amortization of goodwill ceased on February 24, 2002, at which time it was tested for impairment. Each of the company’s reporting units was tested for impairment by comparing the fair value of the respective reporting unit with its carrying value. Fair value was determined primarily based on valuation studies performed by the company, which considered the discounted cash flow method consistent with the company’s valuation guidelines. The company performed the second annual impairment test as of December 28, 2002 using the same methodology described above. As a result of impairment tests performed, the company recorded no impairment loss.

Prior to the adoption of SFAS 142, goodwill and other intangible assets were amortized on a straight-line basis over an estimated useful life, or if no useful life was determinable, over a period no greater than 40 years. Goodwill is shown net of accumulated amortization of $218.5 million at February 22, 2003 and February 23, 2002.

Retirement Plans:

The company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the company’s obligation and expense for pension and other post retirement benefits is dependent, in part, on management’s selection of certain assumptions used by actuaries in calculating such amounts. These assumptions are described in the Retirement Plans note in the Notes to Consolidated Financial Statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increases in compensation and healthcare costs. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

Financial Instruments:

The company accounts for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133”. SFAS No. 133 and No. 138 require that all derivative financial instruments are recorded on the balance sheet at their respective fair value.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company has only limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The derivatives used have included interest rate caps, collars and swap agreements. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

Stock-based Compensation:

The company has stock based employee compensation plans, which are described more fully in the Stock Option Plans note in the Notes to Consolidated Financial Statements. The company utilizes the intrinsic value-based method, per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in company common stock. This method defines the company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for options issued under the stock option plans in fiscal 2003, 2002 and 2001 as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

The following table illustrates the effect on net earnings and net earnings per common share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	2003	2002	2001
	(In thousands, except per share data)

Net earnings, as reported	$257,042	$198,326	$72,870

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(9,528)	(5,501)	(7,894)

Pro forma net earnings	$247,514	$192,825	$64,976

Earnings per share—basic:

As reported	$1.92	$1.49	$0.55

Pro forma	$1.85	$1.45	$0.49

Earnings per share—diluted:

As reported	$1.91	$1.48	$0.55

Pro forma	$1.84	$1.44	$0.49

Income Taxes:

The company provides for deferred income taxes during the year in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. The major temporary differences and their net effect are shown in the Income Taxes note in the Notes to Consolidated Financial Statements.

Net Earnings Per Share (EPS):

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income:

The company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in the Consolidated Statements of Stockholders’ Equity.

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

New Accounting Standards

Recently Adopted Accounting Standards

In June 2001, the FASB approved SFAS No. 142. SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. Amortization of goodwill ceased on February 24, 2002, at which time goodwill was tested for impairment. Each of the company’s reporting units were tested for impairment by comparing the fair value of the respective reporting unit with its carrying value. Fair value was determined primarily based on valuation studies performed by the company, which considered the discounted cash flow method consistent with the company’s valuation guidelines. The company performed the second annual impairment test as of December 28, 2002 using the same methodology described above. As a result of impairment tests performed, the company recorded no impairment loss.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The company adopted the provisions of SFAS No. 144 effective February 24, 2002. SFAS No. 144 did not have a material impact on the company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue 94-3. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The company did not initiate any new exit or disposal activities subsequent to December 31, 2002. Accordingly SFAS No. 146 did not have a material impact on the company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. The company adopted the disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The company adopted the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. FIN No. 45 did not have a material impact on the company’s consolidated financial statements.

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

EITF Issue No. 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, ‘Goodwill and Other Intangible Assets’ ”, requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS No. 142 goodwill impairment test. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The company adopted the provisions of EITF No. 02-13 for the goodwill impairment tests performed in the fourth quarter of fiscal 2003. This EITF did not have a material impact on the company’s consolidated financial statements.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. Certain provisions of EITF No. 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. This EITF did not have a material impact on the company’s consolidated financial statements.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The company does not expect the adoption of FIN No. 46 to have a material impact on its consolidated financial statements.

RESTRUCTURE AND OTHER CHARGES

In the fourth quarter of fiscal 2003, the company recognized pre-tax restructure and other charges of $2.9 million reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings primarily due to continued softening of real estate in certain markets. The charges represent the net adjustment for changes in estimates related to prior years’ restructure reserves and asset impairment charges, including a decrease of $3.6 million to restructure 2002, a net increase of $8.1 million to restructure 2001 and a net decrease of $1.6 million to restructure 2000.

Restructure 2002

In the fourth quarter of fiscal 2002, the company identified additional efforts that would allow it to extend its distribution efficiency program that began early in fiscal 2001. The additional distribution efficiency initiatives identified resulted in pre-tax restructure charges of $16.3 million, primarily related to personnel reductions in administrative and transportation functions. Management began the initiatives in fiscal 2003 and the majority of these actions were completed by the end of fiscal 2003.

In the fourth quarter of fiscal 2003, the fiscal 2002 restructure charges were decreased by $3.6 million, including a decrease of $1.4 million due to lower than anticipated lease related costs in transportation efficiency initiatives and a decrease of $2.2 million in employee related costs due to lower than anticipated severance costs.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments as well as unpaid severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Fiscal 2003 Adjustment	Balance February 22, 2003
	(In thousands)

Lease related costs:

Transportation efficiency initiatives	$3,235	$(757)	$(1,424)	$1,054

	3,235	(757)	(1,424)	1,054

Employee related costs:

Administrative realignment	8,000	(4,186)	(1,424)	2,390

Transportation efficiency initiatives	5,065	(4,294)	(771)	—

	13,065	(8,480)	(2,195)	2,390

Total restructure and other charges	$16,300	$(9,237)	$(3,619)	$3,444

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Year	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Balance February 22, 2003

Employees	800	—	800	(650)	150

Restructure 2001

In the fourth quarter of fiscal 2001, the company completed a strategic review that identified certain assets that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. This review process culminated in the company recording pre-tax restructure and other charges of $181.6 million, including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited real estate and guarantee obligations and $39.8 million for severance and employee related costs.

In the fourth quarter of fiscal 2002, the fiscal 2001 restructure and other charges were increased by $17.8 million as a result of changes in estimates primarily due to the softening real estate market, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers.

In the fourth quarter of fiscal 2003, the fiscal 2001 restructure and other charges were increased by $8.1 million, including an $11.7 million increase to the restructure reserves offset by a decrease in asset impairment charges of $3.6 million. The reserve increase of $11.7 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sublease in certain markets, including approximately $5 million relating to the consolidation of distribution centers and approximately $6 million relating to the exit of non-core retail markets and $1.2 million in higher than anticipated employee related costs primarily in the exit of non-core retail markets.

Included in the asset impairment charges in fiscal 2001 of $89.7 million were $57.4 million of charges related to retail food properties and $32.3 million of charges related to food distribution properties. Writedowns

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2001. In the fourth quarter of fiscal 2003, the fiscal 2001 asset impairment charges for property, plant and equipment were decreased by $3.6 million primarily due to changes in estimates on exited real estate in certain markets and includes a decrease of $8.2 million in estimates related to certain food distribution properties offset by an increase of $4.6 million in estimates related to certain retail food properties. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Fiscal 2003 Adjustment	Balanc February 22, 2003
	(In thousands)

Lease related costs:

Consolidation of distribution centers	$8,080	$(6,852)	$5,245	$6,473

Exit of non-core retail markets	15,969	(13,485)	6,360	8,844

Disposal of non-core assets and other administrative reductions	7,194	(1,783)	(1,112)	4,299

	31,243	(22,120)	10,493	19,616

Employee related costs:

Consolidation of distribution centers	17,982	(7,917)	(461)	9,604

Exit of non-core retail markets	6,172	(4,615)	1,423	2,980

Disposal of non-core assets and other administrative reductions	554	(779)	225	—

	24,708	(13,311)	1,187	12,584

Total restructure and other charges	$55,951	$(35,431)	$11,680	$32,200

	Previously Recorded		Fiscal 2003 Adjustment	February 22, 2003

Impairment charges	$89,742		$(3,573)	$86,169

The number of actual employees terminated under the fiscal 2001 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. Details of the fiscal 2001 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002	Employees Terminated in Fiscal 2003	Adjustment	Balance February 22, 2003

Employees	4,500	(3,200)	(550)	750	(567)	(183)	—

Restructure 2000

In fiscal 2000, the company recorded pre-tax restructure and other charges of $103.6 million as a result of an extensive review to reduce costs and enhance efficiencies. Included in this total was $17.4 million for asset

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment costs. The restructure and other charges include costs for facility consolidation, non-core store disposal, and rationalization of redundant and certain decentralized administrative functions. The original reserve amount was reduced by $10.3 million in fiscal 2001, primarily as a result of a change in estimate for the closure of a remaining facility. The reserve amount was subsequently increased $12.2 million in fiscal 2002, due to a change in estimate on a remaining facility primarily due to the softening real estate market.

In the fourth quarter of fiscal 2003, the fiscal 2000 restructure and other charges were decreased by $1.6 million, including a $2.9 million increase to the restructure reserves offset by a decrease in asset impairment charges of $4.5 million. The reserve increase of $2.9 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sublease in certain markets and higher than anticipated employee related costs.

Included in the asset impairment charges in fiscal 2000 of $17.4 million were writedowns on food distribution assets of $10.6 million for property, plant and equipment, $5.6 million of goodwill and other intangibles and $1.2 million for other assets that were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2000. In the fourth quarter of fiscal 2003, the fiscal 2000 asset impairment charges for property, plant and equipment on food distribution properties were decreased by $4.5 million primarily due to changes in estimates on exited real estate in certain markets. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2003 are as follows:

	Balance February 23, 2002	Fiscal 2003 Usage	Fiscal 2003 Adjustment	Balance February 22, 2003
	(In thousands)

Lease related costs:

Facility consolidation	$10,300	$(3,713)	$1,496	$8,083

Non-core store disposal	4,611	(1,818)	249	3,042

	14,911	(5,531)	1,745	11,125

Employee related costs:

Facility consolidation	2,938	(3,866)	928	—

Infrastructure realignment	142	(363)	221	—

	3,080	(4,229)	1,149	—

Total restructure and other charges	$17,991	$(9,760)	$2,894	$11,125

	Previously Recorded		Fiscal 2003 Adjustment	February 22, 2003

Impairment charges	$17,430		$(4,466)	$12,964

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of actual employees terminated under the fiscal 2000 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. There was no activity in fiscal 2003. Details of the fiscal 2000 restructure activity as it relates to employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002

Employees	2,517	(1,693)	(824)	—

RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations, future payments on exited real estate and severance. Details of the activity in the closed property reserves for fiscal 2003, 2002 and 2001 are as follows:

(In thousands)	Balance February 22, 2003	Balance February 23, 2002	Balance February 24, 2001

Beginning balance	$74,996	$68,067	$40,652

Additions	3,169	12,399	39,565

Usage	(28,292)	(5,470)	(12,150)

Ending balance	$49,873	$74,996	$68,067

The company recognized impairment charges of $15.6 million for fiscal 2003 on the write-down of property, plant and equipment for closed properties. Of the $15.6 million impairment charge, $6.9 million related to food distribution and $8.7 million related to retail food. In fiscal 2002, the company recognized impairment charges of $10.0 million of which $1.2 million related to food distribution and $8.8 million related to retail food. In fiscal 2001, the company recognized impairment charges of $15.8 million of which $0.1 million related to food distribution and $15.7 million related to retail food. Impairment charges, a component of selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

NOTES RECEIVABLE

Notes receivable arise from financing activities with affiliated retail food customers. Loans to affiliated retailers, as well as trade accounts receivable, are primarily collateralized by the retailers’ inventory, equipment and fixtures. The notes range in length from 1 to 16 years with an average term of 6 years, and may be non-interest bearing or bear interest at rates ranging from 5 to 11 percent.

Included in current receivables are notes receivable due within one year, net of allowance for losses, of $30.3 million and $23.9 million at February 22, 2003 and February 23, 2002, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

At February 22, 2003, the company had approximately $1.6 billion of goodwill on its Consolidated Balance Sheets of which $0.9 billion was related to retail food and $0.7 billion was related to food distribution.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the following table, the company has adjusted reported net earnings, diluted net earnings per common share and basic net earnings per common share to exclude amortization expense related to goodwill, that is no longer being amortized upon the adoption of SFAS No. 142:

(In thousands, except per share data)	2003	2002	2001

Reported net earnings	$257,042	$198,326	$72,870

Goodwill amortization	—	48,363	49,405

Adjusted net earnings	$257,042	$246,689	$122,275

Diluted net earnings per common share:

Reported net earnings	$1.91	$1.48	$0.55

Goodwill amortization	—	0.35	0.37

Adjusted net earnings	$1.91	$1.83	$0.92

Basic net earnings per common share:

Reported net earnings	$1.92	$1.49	$0.55

Goodwill amortization	—	0.35	0.37

Adjusted net earnings	$1.92	$1.84	$0.92

The carrying amount of other intangible assets as of February 22, 2003 and February 23, 2002 are as follows:

	Balance February 22, 2003			Balance February 23, 2002
	(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Non-compete agreements	$8,506	$(4,376)	$4,130	$8,406	$(3,500)	$4,906

Customer lists and other	8,370	(4,313)	4,057	8,180	(3,914)	4,266

Total	$16,876	$(8,689)	$8,187	$16,586	$(7,414)	$9,172

Other intangible assets are presented in the “Other assets” line in the Consolidated Balance Sheets. Amortization expense of $1.4 million, $1.8 million and $2.4 million was recorded in the fiscal 2003, 2002 and 2001, respectively. Future amortization expense will approximate $1.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to ten years.

INVESTMENTS IN UNCONSOLIDATED EQUITY AFFILIATES

The company recognized $39.7 million, $29.2 million and $21.5 million in earnings from investments in unconsolidated equity affiliates in fiscal 2003, 2002 and 2001, respectively. The equity method of accounting is used for companies and other investments in which the company has significant influence, which generally represents common stock ownership or partnership equity of at least 20% and not more than 50%. At year-end 2003, the company’s investment in unconsolidated equity affiliates primarily include a 22% interest in WinCo Foods and Subsidiaries, the owner and operator of retail supermarkets located in Oregon, Washington, California and Nevada, a 26% interest in International Data, LLC, a strategic outsourcing services provider, specializing in, among other things, data services, check and remittance processing and coupon promotions processing and a 40% interest in Tidyman’s, LLC, the owner and operator of retail supermarkets located in Montana, Idaho and Washington. These investments primarily relate to the retail food segment.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

On February 25, 2001, the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the company’s existing interest rate swap agreements were recorded at fair value in the company’s Consolidated Balance Sheets. On July 6, 2001, the swaps were terminated and the remaining fair market value adjustments, which are offsetting, are being amortized over the original term of the hedge. Approximately $0.3 million of after-tax loss is expected to be amortized into the Consolidated Statements of Earnings from Accumulated Other Comprehensive Losses within the next 12 months.

In the first quarter of fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchange a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are reflected in “Other assets” in the Consolidated Balance Sheets. At February 22, 2003, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expense in the Consolidated Statements of Earnings, and through February 22, 2003, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

For certain of the company’s financial instruments, including cash and cash equivalents, receivables and notes payable, the carrying amounts approximate fair value due to their short maturities.

Fair Value Disclosures of Financial Instruments

The estimated fair value of notes receivable approximates the net carrying value at February 22, 2003 and February 23, 2002. Notes receivable are valued based on comparisons to publicly traded debt instruments of similar credit quality.

The estimated fair value of the company’s long-term debt (including current maturities) was in excess of the carrying value by approximately $86.1 million and $64.0 million at February 22, 2003 and February 23, 2002, respectively. The estimated fair value was based on market quotes, where available, discounted cash flows and market yields for similar instruments.

The estimated fair value of the company’s interest rate swaps approximates the carrying value at February 22, 2003. The fair value of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBT

	February 22, 2003	February 23, 2002
	(In thousands)

7.875% promissory note due fiscal 2010	$350,000	$350,000

7.5% promissory note due fiscal 2013	300,000	—

7.625% promissory note due fiscal 2005	250,000	250,000

8.875% promissory note due fiscal 2023	100,000	100,000

Zero-coupon convertible debentures	226,152	216,345

6.23%-6.69% medium-term notes due fiscal 2006-2007	103,500	103,500

7.8% promissory note due fiscal 2003	—	300,000

9.75% senior notes	—	174,098

Variable rate to 7.125% industrial revenue bonds	70,530	71,530

8.28%-9.96% promissory notes due fiscal 2004-2010	26,675	32,420

7.78%, 8.02% and 8.57% obligations with quarterly payments of principal and interest due fiscal 2005 through 2007	47,134	59,845

Other debt	32,062	10,956

	1,506,053	1,668,694

Less current maturities	31,124	326,266

Long-term debt	$1,474,929	$1,342,428

Aggregate maturities of long-term debt during the next five fiscal years are:

(In thousands)

2004	$31,124

2005	271,843

2006	63,218

2007	73,568

2008	5,059

The debt agreements contain various financial covenants including maximum permitted leverage, minimum net worth, minimum coverage and asset coverage ratios as defined in the company’s debt agreements. The company has met the financial covenants under the debt agreements as of February 22, 2003.

In May 2002, the company completed the issuance of the $300.0 million 10-year 7.50% Senior Notes. A portion of the proceeds was used to redeem the company’s 9.75% Senior Notes due fiscal 2005 on June 17, 2002. In November 2002, the company also retired a $300.0 million 7.8% note that matured.

In August 2002, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. Outstanding borrowings under this program at February 22, 2003 and February 23, 2002, were $80.0 million and $0, respectively, and are reflected in Notes payable in the Consolidated Balance Sheets. As of February 22, 2003 there was $264.4 million of accounts receivable pledged as collateral. The average short-term interest rate on the outstanding borrowings was 1.76% for fiscal 2003.

In April 2002, the company finalized a new three-year, unsecured $650.0 million revolving credit agreement with rates tied to LIBOR plus 0.650 to 1.400 percent, based on the company’s credit ratings. The agreement

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contains various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. This credit facility replaced the company’s $300.0 million and $400.0 million credit facilities, which had expiration dates in August and October of 2002, respectively. The company had no outstanding borrowings under the credit facilities at February 22, 2003 and February 23, 2002. As of February 22, 2003, letters of credit outstanding under the credit facility were $129.0 million and the unused available credit under the facility was $521.0 million.

In November 2001, the company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811.0 million. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million. The debentures mature in 30 years and are callable at the company’s option on or after October 1, 2006. Holders may require the company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006 or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. If the option is exercised, the company has the choice of paying the holder in cash, common stock or a combination of the two. The debentures will generally be convertible if the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, at $35.07 per share for the quarter ended June 14, 2003, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. The company may pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for the debentures. The debentures are classified as long-term debt based on the company’s ability and intent to refinance the obligation with long-term debt if the company is required to repurchase the debentures.

LEASES

Capital and operating leases:

The company leases certain retail food stores, food distribution warehouses and office facilities. Many of these leases include renewal options, and to a limited extent, include options to purchase. Amortization of assets under capital leases was $32.8 million, $31.6 million and $33.3 million in fiscal 2003, 2002 and 2001, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum obligations under capital leases in effect at February 22, 2003 are as follows:

Lease Obligations
(In thousands)

Fiscal Year

2004	$66,395

2005	65,873

2006	64,513

2007	64,708

2008	63,908

Later	591,981

Total future minimum obligations	917,378

Less interest	402,393

Present value of net future minimum obligations	514,985

Less current obligations	23,615

Long-term obligations	$491,370

The present values of future minimum obligations shown are calculated based on interest rates ranging from 6.8 percent to 13.8 percent, with a weighted average rate of 8.3 percent, determined to be applicable at the inception of the leases.

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouses and computer equipment. Future minimum obligations under operating leases in effect at February 22, 2003 are as follows:

Lease Obligations
(In thousands)

Fiscal Year

2004	$141,612

2005	126,064

2006	109,598

2007	97,350

2008	81,985

Later	450,561

Total future minimum obligations	$1,007,170

The company is party to synthetic leasing programs for two of its major warehouses. The leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases”. For additional information on synthetic leases, refer to the Commitments, Contingencies and Off-Balance Sheet Arrangements note in the Notes to Consolidated Financial Statements.

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $113.7 million, $100.7 million and $88.4 million in fiscal 2003, 2002 and 2001, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum receivables under operating leases and subleases in effect at February 22, 2003 are as follows:

	Owned Property	Leased Property	Total
	(In thousands)

Fiscal Year

2004	$1,690	$23,240	$24,930

2005	1,683	19,967	21,650

2006	1,605	15,729	17,334

2007	1,414	12,747	14,161

2008	1,392	9,443	10,835

Later	6,627	28,686	35,313

Total future minimum receivables	$14,411	$109,812	$124,223

Owned property leased to third parties is as follows:

	February 22, 2003	February 23, 2002
	(In thousands)

Land, buildings and equipment	$19,161	$42,343

Less accumulated depreciation	7,171	19,435

Net land, buildings and equipment	$11,990	$22,908

Direct financing leases:

Under direct financing capital leases, the company leases buildings on behalf of independent retailers with terms ranging from 5 to 20 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 22, 2003 are as follows:

	Direct Financing Lease Receivables	Direct Financing Capital Lease Obligations
	(In thousands)

Fiscal Year

2004	$12,149	$11,436

2005	11,178	10,547

2006	10,348	9,768

2007	9,697	9,224

2008	8,646	8,185

Later	39,491	37,816

Total minimum lease payments	91,509	86,976

Less unearned income	30,173	—

Less interest	—	26,776

Present value of net minimum lease payments	61,336	60,200

Less current portion	6,818	6,841

Long-term portion	$54,518	$53,359

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES

The provision for income taxes consists of the following:

	2003	2002	2001
	(In thousands)

Current

Federal	$78,704	$50,152	$91,126

State	12,050	7,910	14,674

Tax credits	(1,000)	(750)	(600)

Deferred

Restructure and other items	31,009	18,590	(63,452)

Other	30,199	57,770	24,972

Total provision	$150,962	$133,672	$66,720

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

	2003	2002	2001
	(In thousands)

Federal taxes based on statutory rate	$142,801	$116,199	$48,856

State income taxes, net of federal benefit	12,153	11,562	4,764

Nondeductible goodwill	—	15,439	22,354

Audit settlements	—	(4,583)	(6,539)

Other	(3,992)	(4,945)	(2,715)

Total provision	$150,962	$133,672	$66,720

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 22, 2003 and February 23, 2002 are as follows:

	2003	2002
	(In thousands)

Deferred tax assets:

Restructure and other items	$58,515	$89,524

Net operating loss from acquired subsidiaries	35,853	42,083

Provision for obligations to be settled in future periods	151,233	140,664

Minimum pension liability	47,025	—

Inventories	16,247	16,016

Other	25,783	25,979

Total deferred tax assets	334,656	314,266

Deferred tax liabilities:

Depreciation and amortization	(84,318)	(83,899)

Acquired assets adjustment to fair values	(58,886)	(54,211)

Tax deductions for benefits to be paid in future periods	(175,507)	(154,794)

Other	(87,173)	(78,407)

Total deferred tax liabilities	(405,884)	(371,311)

Net deferred tax liability	$(71,228)	$(57,045)

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company currently has net operating loss (NOL) carryforwards from acquired companies of $91.2 million for tax purposes, which expire beginning in 2007 and continuing through 2018.

Temporary differences attributable to obligations to be settled in future periods consist primarily of accrued postretirement benefits, vacation pay and other expenses that are not deductible for income tax purposes until paid.

Based on management’s assessment, it is more likely than not that all of the deferred tax assets will be realized; therefore, no valuation allowance is considered necessary.

ACCUMULATED OTHER COMPREHENSIVE LOSSES

The accumulated balances, net of deferred taxes, for each classification of accumulated other comprehensive losses are as follows:

	Derivative Financial Instrument - Unrealized Loss	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Losses
	(In thousands)

Balances at February 23, 2002	$(7,075)	$—	$(7,075)

Minimum pension liability	—	(72,328)	(72,328)

Amortization of loss on derivative financial instrument	340	—	340

Balances at February 22, 2003	$(6,735)	$(72,328)	$(79,063)

STOCK OPTION PLANS

The company’s 2002, 1993 and SUPERVALU/Richfood 1996 stock option plans allow the granting of non-qualified stock options and incentive stock options to purchase shares of the company’s common stock, to key salaried employees at prices not less than 100 percent of their fair market value, determined based on the average of the opening and closing sale price of a share on the date of grant. The company’s 1997 stock plan allows only the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value determined on the same basis. In April 2002, the Board of Directors reserved an additional 3.8 million shares for issuance under the 1997 plan. The company also has options outstanding under its 1983 plan, but no further options may be granted under that plan. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the Committee) may determine at the time of granting whether each option granted, except those granted under the 1997 plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Committee, but shall not be for more than 10 years from the date of grant, generally with a vesting period of zero to four years. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee, may determine.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the options granted, exercised and outstanding under such plans are as follows:

	Shares	Weighted Average Price per Share
	(In thousands)

Outstanding, February 26, 2000	11,742	$22.01

Granted	4,243	15.15

Exercised	(509)	15.72

Canceled and forfeited	(1,066)

Outstanding, February 24, 2001	14,410	$20.26

Granted	1,215	17.32

Exercised	(1,781)	15.82

Canceled and forfeited	(677)

Outstanding, February 23, 2002	13,167	$20.69

Granted	2,885	28.27

Exercised	(2,896)	17.44

Canceled and forfeited	(151)

Outstanding, February 22, 2003	13,005	$23.10

The outstanding stock options at February 22, 2003 have exercise prices ranging from $12.25 to $40.00 per share and a weighted average remaining contractual life of 6.09 years. Options to purchase 7.9 million and 8.3 million shares were exercisable at February 22, 2003 and February 23, 2002, respectively. These options have a weighted average exercise price of $20.89 and $19.11 per share, respectively. Option shares available for grant were 7.3 million and 1.9 million at February 22, 2003 and February 23, 2002, respectively. The company has reserved 20.3 million shares, in aggregate, for the plans.

As of February 22, 2003, limited stock appreciation rights have been granted and are outstanding under the 1989 stock appreciation rights plan and the 1993 stock plan. Such rights relate to options granted to purchase 2.1 million shares of common stock and are exercisable only upon a “change in control.”

In addition to the stock plans described above, the company incurs expenses under both a long-term incentive plan and restricted stock plans at the discretion of the Board of Directors. Compensation expense under these plans was $4.1 million, $4.7 million and $1.0 million for fiscal 2003, 2002 and 2001, respectively.

See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for the impact of stock based compensation on pro forma net earnings and earnings per common share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2003	2002	2001

Dividend yield	2.00%	2.00%	2.00%

Risk free interest rate	2.86%	4.23%	4.83%

Expected life	4.5 years	4.5 years	5 years

Expected volatility	34.66%	32.50%	30.40%

Estimated fair value of options granted per share	$7.77	$4.85	$4.37

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TREASURY STOCK PURCHASE PROGRAM

In August 1996, the Board of Directors authorized a treasury stock purchase program under which the company was authorized to repurchase up to 10.0 million shares of the company’s common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the company’s stock. In fiscal 2001, the company purchased 0.8 million shares under the program at an average cost of $15.92 per share. In fiscal 2002, the company completed the program by purchasing 0.2 million shares at an average cost of $19.97 per share. This brought the total repurchases under the program to 10.0 million shares.

In December 1999, the Board of Directors authorized a treasury stock purchase program under which the company was authorized to purchase up to $140.0 million of the company’s common stock. In fiscal 2001, the company completed the program with the repurchase of 2.1 million shares at an average cost of $16.86 per share. This brought the total repurchases under the program to $140.0 million.

In October 2001, the Board of Directors authorized a treasury stock purchase program under which the company is authorized to purchase up to 5.0 million shares of the company’s common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the company’s stock. In fiscal 2002, the company purchased 1.3 million shares under the program at an average cost of $22.16 per share. In fiscal 2003, the company purchased 1.5 million shares under the program at an average cost of $27.94 per share.

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

	2003	2002	2001
	(In thousands, except per share amounts)

Earnings per share—basic

Earnings available to common shareholders	$257,042	$198,326	$72,870

Weighted average shares outstanding	133,730	132,940	132,251

Earnings per share—basic	$1.92	$1.49	$0.55

Earnings per share—diluted

Earnings available to common shareholders	$257,042	$198,326	$72,870

Weighted average shares outstanding	133,730	132,940	132,251

Dilutive impact of options outstanding	1,147	1,038	578

Weighted average shares and potential dilutive shares outstanding	134,877	133,978	132,829

Earnings per share—diluted	$1.91	$1.48	$0.55

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases and fixture financing loans and other debt obligations of various retailers at February 22, 2003. These guarantees were made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 22, 2003, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $305.9 million and represents $200.3 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements. In addition, the company has guaranteed construction loans on warehouses of $26.3 million at February 22, 2003

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the company will purchase upon completion. The company did not enter into any new guarantees or modify existing guarantees after December 31, 2002.

On December 4, 1998, the company entered into an agreement to sell notes receivable to a special purpose entity, which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to acquire qualifying notes receivable from the company and sell them to a third party. No notes have been sold since February 29, 2000. Assets and related debt off-balance sheet were $13.4 million at February 22, 2003. At February 22, 2003, the company’s limited recourse with respect to notes sold was $11.0 million.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in April 2003 and September 2004. The lease that expires in April 2003 has a purchase option of approximately $60 million. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million. At February 22, 2003, the estimated market value of the properties underlying these leases equaled or exceeded the purchase options.

In July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits have been consolidated into a single action, in which it is alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The company believes that the lawsuit is without merit and intends to vigorously defend the action. No damages have been specified. The company is unable to evaluate the likelihood of prevailing in the case at this stage of the proceedings.

The company is a party to various other legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

RETIREMENT PLANS

Substantially all non-union employees of the company and its subsidiaries are covered by various contributory and non-contributory pension or profit sharing plans. The company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements.

Contributions under the defined contribution 401(k) and profit sharing plans are determined by plan provisions or at the discretion of the company’s Retirement Committee and were $8.0 million, $16.1 million and $11.9 million for fiscal 2003, 2002, and 2001, respectively. Plan assets also include 2.9 million shares and 3.1 million shares of the company’s common stock at February 22, 2003 and February 23, 2002, respectively. Amounts charged to union pension expense were $35.2 million, $38.4 million and $42.7 million for fiscal 2003, 2002, and 2001, respectively.

Benefit calculations for the company’s defined benefit pension plans for non-union eligible participants are generally based on years of service and the participants’ highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding both equity and fixed income securities.

In addition to providing pension benefits, the company provides certain health care and life insurance benefits for certain retired employees. Certain employees become eligible for these benefits upon meeting certain age and service requirements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the changes in benefit obligations and plan assets, a reconciliation of the accrued benefit costs and total benefit costs for the fiscal years for the company’s non-union defined benefit pension plans and the post retirement benefit plans:

	Pension Benefits		Post Retirement Benefits
	February 22, 2003	February 23, 2002	February 22, 2003	February 23, 2002
	(In thousands)

CHANGES IN BENEFIT OBLIGATIONS

Benefit obligations at beginning of year	$466,770	$412,517	$103,687	$86,246

Service cost	18,333	17,487	1,790	1,902

Interest cost	33,228	31,163	7,336	6,031

Plan amendments	10,123	—	—	(8,294)

Actuarial (gain) loss	(5,709)	25,544	5,445	22,396

Benefits paid	(20,362)	(19,941)	(6,938)	(4,594)

Benefit obligations at end of year	$502,383	$466,770	$111,320	$103,687

CHANGES IN PLAN ASSETS

Fair value of plan assets at beginning of year	$396,034	$409,685	$—	$—

Actual return on plan assets	(26,846)	(11,845)	—	—

Company contributions	44,278	18,135	4,120	3,424

Plan participants’ contributions	—	—	6,938	4,594

Benefits paid	(20,362)	(19,941)	(11,058)	(8,018)

Fair value of plan assets at end of year	$393,104	$396,034	$—	$—

RECONCILIATION OF PREPAID (ACCRUED) COST AND TOTAL AMOUNT RECOGNIZED

Funded status	$(109,279)	$(70,736)	$(111,320)	$(103,687)

Accrued contribution	—	3,000	—	—

Unrecognized net loss	169,611	110,236	46,003	43,302

Unrecognized prior service cost	10,134	(148)	(6,738)	(7,938)

Prepaid (accrued) cost	$70,466	$42,352	$(72,055)	$(68,323)

Prepaid benefit cost	$—	$42,352

Accrued benefit liability	(52,144)	—

Intangible asset	10,134	—

Accumulated other comprehensive income	112,476	—

Total recognized	$70,466	$42,352

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Post Retirement Benefits
	2003	2002	2001	2003	2002	2001
	(In thousands)

NET BENEFIT COSTS FOR THE FISCAL YEAR

Service cost	$18,333	$17,487	$16,217	$1,790	$1,902	$2,000

Interest cost	33,228	31,163	28,859	7,336	6,031	5,407

Expected return on plan assets	(40,323)	(41,386)	(38,231)	—	—	—

Amortization of:

Unrecognized net loss	—	—	—	2,744	715	167

Unrecognized prior service cost	(158)	(159)	(159)	(1,200)	(736)	(271)

Unrecognized net obligation	2,085	—	(306)	—	—	—

Net benefit costs for the fiscal year	$13,165	$7,105	$6,380	$10,670	$7,912	$7,303

In March 2002, the company amended its pension plan by adopting the Economic Growth and Tax Relief Reconciliation Act of 2001. The amendments included increasing the maximum plan benefit from $140,000 to $160,000 and the compensation limit from $170,000 to $200,000 and resulted in an increase to the plan’s benefit obligation of approximately $10.1 million in fiscal 2003. In July 2001, the company amended its post retirement medical health care benefit plan, making changes to plan eligibility, benefit coverage, and premium subsidization. This amendment resulted in a decrease in the plan’s benefit obligation of approximately $8.3 million in fiscal 2002.

SFAS No. 87, “Employers’ Accounting for Pension”, requires the balance sheet to reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plan. Based on both performance of the pension plan assets and plan assumption changes, the company recorded a net after-tax adjustment in fiscal 2003 of $72.3 million to reflect a minimum pension liability. The $119.4 million pre-tax adjustment includes $112.5 million for the pension plan and $6.9 million for the non-contributory, unfunded pension plans, discussed below.

The company utilized the following assumptions in the calculations for pension and the non-contributory unfunded pension plans:

	2003	2002	2001

Discount rate	7.00%	7.25%	7.75%

Rate of compensation increase	3.25%	3.50%	4.00%

Expected return on plan assets	9.25%	10.00%	10.00%

The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation was 9.0 percent in fiscal 2003. The assumed health care cost trend rate will decrease by one percent each year for the next four years until it reaches the ultimate trend rate of 5.0 percent. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a one percent increase in the trend rate would increase the accumulated postretirement benefit obligation by $6.7 million and the net periodic cost by $0.5 million in fiscal 2003. In contrast, a one percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $6.3 million and the net periodic cost by $0.5 million in fiscal 2003. The weighted average discount rates used in determining the benefit obligation were 7.0% and 7.25% for fiscal 2003 and 2002, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company also maintains non-contributory, unfunded pension plans to provide certain employees with pension benefits in excess of limits imposed by federal tax law. The projected benefit obligation of the unfunded plans was $23.5 million and $18.8 million at February 22, 2003 and February 23, 2002, respectively. The accumulated benefit obligation of these plans totaled $19.3 million and $14.2 million at February 22, 2003 and February 23, 2002, respectively. Net periodic pension cost was $2.7 million, $2.8 million and $2.2 million for 2003, 2002 and 2001, respectively.

SIGNIFICANT CUSTOMER

During fiscal 2003 and 2002, no single customer accounted for ten percent or greater of net sales or accounts receivable. During fiscal 2001, Kmart Corporation (Kmart) represented 10.8 percent of net sales. Receivables outstanding for Kmart at February 24, 2001 were $70.0 million or 11.5 percent. The supply contract with Kmart terminated on June 30, 2001.

SHAREHOLDER RIGHTS PLAN

On April 24, 2000, the company announced that the Board of Directors adopted a Shareholder Rights Plan under which one preferred stock purchase right is distributed for each outstanding share of common stock. The rights, which expire on April 12, 2010, are exercisable only under certain conditions, and may be redeemed by the Board of Directors for $0.01 per right. The plan contains a three-year independent director evaluation provision whereby a committee of the company’s independent directors will review the plan at least once every three years. The rights become exercisable, with certain exceptions, after a person or group acquires beneficial ownership of 15 percent or more of the outstanding voting stock of the company.

SEGMENT INFORMATION

Refer to page F-5 for the company’s segment information.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	Fiscal Year Ended February 22, 2003
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)

Net sales	$5,654,424	$4,339,579	$4,553,443	$4,612,922	$19,160,368

Gross profit	$756,956	$591,669	$596,343	$648,003	$2,592,971

Net earnings	$77,155	$58,807	$57,137	$63,943	$257,042

Net earnings per common share—diluted	$0.57	$0.44	$0.43	$0.48	$1.91

Dividends declared per common share	$0.1400	$0.1425	$0.1425	$0.1425	$0.5675
Weighted average shares—diluted	136,139	134,927	134,087	133,934	134,877

	Fiscal Year Ended February 23, 2002
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)

Net sales	$6,742,046	$4,568,770	$4,470,548	$4,511,676	$20,293,040

Gross profit	$766,916	$591,013	$591,911	$639,003	$2,588,843

Net earnings	$56,968	$50,568	$58,016	$32,774	$198,326

Net earnings per common share—diluted	$0.43	$0.38	$0.43	$0.24	$1.48

Dividends declared per common share	$0.1375	$0.1400	$0.1400	$0.1400	$0.5575
Weighted average shares—diluted	132,576	134,249	135,068	134,486	133,978

Note: Fiscal 2003 net earnings include after-tax restructure charges of $1.8 million or $0.01 per diluted share. Fiscal 2002 net earnings include after-tax restructure and other items of $35.2 million or $0.27 per diluted share. Commencing with the fourth quarter of fiscal 2003, previously reported net sales and cost of sales have been revised for all prior periods by reclassifying cost of sales against net sales relating to certain facilitative services it provided between its independent retailers and vendors related to products typically known as Direct Store Delivery (DSD) products. This reclassification had no impact on gross profit, earnings before income taxes, net earnings, cash flows, or financial position for any period or their respective trends. See the Summary of Significant Accounting Policies for additional information.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

SUPERVALU INC:

Under date of April 9, 2003, we reported on the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 22, 2003 and February 23, 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 22, 2003, which are included in the annual report on Form 10-K for the 2003 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Minneapolis, Minnesota

April 9, 2003

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of year	Additions	Deductions	Balance at end of year

Allowance for doubtful accounts:

Year ended:

February 22, 2003	$22,941,000	14,768,000	15,796,000	$21,913,000

February 23, 2002	22,750,000	13,536,000	13,345,000	22,941,000

February 24, 2001	22,383,000	11,839,000	11,472,000	22,750,000

Allowance for notes receivable accounts:

Year ended:

February 22, 2003	$18,876,000	951,000	5,879,000	$13,948,000

February 23, 2002	18,449,000	6,362,000	5,935,000	18,876,000

February 24, 2001	15,500,000	11,268,000	8,319,000	18,449,000

Closed properties reserves:

Year ended:

February 22, 2003	$74,996,000	3,169,000	28,292,000	$49,873,000

February 23, 2002	68,067,000	12,399,000	5,470,000	74,996,000

February 24, 2001	40,652,000	39,565,000	12,150,000	68,067,000

EXHIBIT INDEX

SUPERVALU INC.

ANNUAL REPORT ON FORM 10-K

Exhibit Number	Exhibit

*3(i)	Restated Certificate of Incorporation.

3(ii)	Restated Bylaws, as amended.

*4.1.	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant.

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

*4.9.	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior).

*4.10.	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

*4.11.	Form of Credit Agreement, dated as of April 23, 2002, among the Registrant, the Lenders named therein, JP Morgan Chase Bank, as Agent, and Bank One, NA, as Syndication Agent.

*10.1.	SUPERVALU INC. 2002 Stock Plan.

10.2.	SUPERVALU INC. 1997 Stock Plan, as amended.

*10.3.	SUPERVALU INC. 1993 Stock Plan, as amended.

*10.4.	SUPERVALU/Richfood Stock Incentive Plan, as amended.

*10.5.	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended.

*10.6.	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

*10.7.	SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

*10.8.	SUPERVALU INC. Executive Incentive Bonus Plan.

*10.9.	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended.

*10.10.	SUPERVALU INC. Long-Term Incentive Plan.

10.11.	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended.

10.12.	SUPERVALU INC. Excess Benefit Plan Restatement, as amended.

10.13.	SUPERVALU INC. Deferred Compensation Plan as amended.

10.14.	SUPERVALU INC. Executive Deferred Compensation Plan, as amended.

10.15.	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended.

*10.16.	Form of Agreement used in connection with the Registrant’s Executive Post-Retirement Survivor Benefit Program.

*10.17.	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant.

10.18.	SUPERVALU INC. Directors Retirement Program, as amended.

*10.19.	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.20.	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.21.	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.22.	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

10.23.	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

10.24.	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan.

*10.25.	Restricted Stock Unit Award Agreement for David L. Boehnen.

*10.26.	Restricted Stock Unit Award Agreement for Pamela K. Knous.

10.27.	Restricted Stock Unit Award Agreement for Jeffrey Noddle.

*10.28.	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002.

12.1.	Ratio of Earnings to Fixed Charges.

21.1.	SUPERVALU INC. Subsidiaries.

23.1.	Consent of KPMG LLP.

24.1.	Power of Attorney.

99(i).	Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act.

99(ii).	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by Reference