Form 10-Q
period 2003-06-14
SUPERVALU INC
filed 2003-07-29
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 14, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 24, 2003 is as follows:

Title of Each Class	Shares Outstanding

Common Shares	133,873,530

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	First Quarter (16 weeks) Ended
	June 14, 2003	% of sales	June 15, 2002	% of sales
Net sales	$5,836,287	100.0%	$5,654,424	100.0%
Costs and expenses
Cost of sales	5,035,541	86.3	4,897,468	86.6
Selling and administrative expenses	637,745	10.9	582,682	10.3
Restructure and other charges	1,171	—	—	—

Operating earnings	161,830	2.8	174,274	3.1
Interest
Interest expense	49,575	0.8	58,052	1.0
Interest income	5,147	0.1	6,217	0.1

Interest expense, net	44,428	0.7	51,835	0.9

Earnings before income taxes	117,402	2.1	122,439	2.2
Provision for income taxes
Current	34,159	0.6	39,718	0.7
Deferred	9,573	0.2	5,566	0.1

Income tax expense	43,732	0.8	45,284	0.8

Net earnings	$73,670	1.3%	$77,155	1.4%

Weighted average number of common shares outstanding
Diluted	134,118		136,139
Basic	133,719		133,812
Net earnings per common share—diluted	$0.55		$0.57
Net earnings per common share—basic	$0.55		$0.58
Dividends per common share	$.1425		$.1400

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	First Quarter (16 weeks) Ended
	June 14, 2003	June 15, 2002
Net sales
Retail food	$2,956,511	$2,812,221
% of total	50.7%	49.7%
Food distribution	2,879,776	2,842,203
% of total	49.3	50.3%

Total net sales	$5,836,287	$5,654,424
	100.0%	100.0%

Operating earnings
Retail food operating earnings	$123,624	$129,145
% of sales	4.2%	4.6%
Food distribution operating earnings	58,174	57,173
% of sales	2.0%	2.0%

Subtotal	181,798	186,318
% of sales	3.1%	3.3%

General corporate expenses	(18,797)	(12,044)
Restructure and other charges	(1,171)	—

Total operating earnings	161,830	174,274
% of sales	2.8%	3.1%
Interest expense	(49,575)	(58,052)
Interest income	5,147	6,217

Earnings before income taxes	117,402	122,439
Provision for income taxes	(43,732)	(45,284)

Net earnings	$73,670	$77,155

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

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 14, 2003	February 22, 2003
Assets
Current Assets
Cash and cash equivalents	$71,777	$29,188
Receivables, net ($0 as of June 14, 2003 and $264,392 as of February 22, 2003 pledged as collateral)	493,344	477,429
Inventories, net	1,109,139	1,049,283
Other current assets	94,004	91,466

Total current assets	1,768,264	1,647,366
Long-term notes receivable, net	131,989	126,435
Property, plant and equipment, net	2,180,869	2,220,850
Goodwill	1,581,764	1,576,584
Other assets	344,705	325,010

Total assets	$6,007,591	$5,896,245

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$—	$80,000
Accounts payable	1,166,138	1,081,734
Current debt and obligations under capital leases	64,063	61,580
Other current liabilities	340,993	301,993

Total current liabilities	1,571,194	1,525,307
Long-term debt and obligations under capital leases	2,018,390	2,019,658
Other liabilities and deferred income taxes	352,473	342,040
Commitments and contingencies
Total stockholders’ equity	2,065,534	2,009,240

Total liabilities and stockholders’ equity	$6,007,591	$5,896,245

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 23, 2002	150,670	$150,670	$121,444	(17,781)	$(335,885)	$(7,075)	$1,969,984	$1,899,138
Comprehensive income:
Net earnings		—		—	—	—	257,042	257,042
Amortization of loss on derivative financial instrument, net of deferred taxes of $0.2 million	—	—	—	—	—	340	—	340
Minimum pension liability, net of deferred taxes of $47.1 million	—	—	—	—	—	(72,328)	—	(72,328)

Total comprehensive income								185,054
Sales of common stock under option plans	—	—	(9,196)	2,155	47,618	—	—	38,422
Cash dividends declared on common stock—$.5675 per share	—	—	—	—	—	—	(76,094)	(76,094)
Compensation under employee incentive plans	—	—	1,780	152	3,099	—	—	4,879
Purchase of shares for treasury	—	—	—	(1,508)	(42,159)	—	—	(42,159)

BALANCES AT FEBRUARY 22, 2003	150,670	150,670	114,028	(16,982)	(327,327)	(79,063)	2,150,932	2,009,240
Comprehensive income:
Net earnings	—	—	—	—	—	—	73,670	73,670
Amortization of loss on derivative financial instrument, net of deferred taxes of $0.068 million	—	—	—	—	—	105	—	105

Total comprehensive income	—	—	—	—	—	—	—	73,775
Sales of common stock under option plans			(2,475)	107	3,889			1,414
Cash dividends declared on common stock—$.1425 per share	—	—	—	—	—	—	(19,086)	(19,086)
Compensation under employee incentive plans			(634)	102	2,407	—	—	1,773
Purchase of shares for treasury	—	—	—	(93)	(1,582)	—	—	(1,582)

BALANCES AT JUNE 14, 2003	150,670	$150,670	$110,919	(16,866)	$(322,613)	$(78,958)	$2,205,516	$2,065,534

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (16 weeks ended)
	June 14, 2003	June 15, 2002
Net cash provided by operating activities	$214,939	$221,547

Cash flows from investing activities
Additions to long-term notes receivable	(9,000)	(6,154)
Proceeds received on long-term notes receivable	4,070	6,150
Proceeds from sale of assets	11,340	12,441
Purchases of property, plant and equipment	(62,724)	(137,786)

Net cash used in investing activities	(56,314)	(125,349)

Cash flows from financing activities
Net reduction of notes payable	(80,000)	(24,000)
Proceeds from issuance of long-term debt	—	296,535
Repayment of long-term debt	(5,443)	(4,034)
Reduction of obligations under capital leases	(10,826)	(9,290)
Dividends paid	(19,111)	(18,724)
Net proceeds from the sale of common stock under option plans	926	29,960
Payment for purchase of treasury shares	(1,582)	(31,968)

Net cash (used in) provided by financing activities	(116,036)	238,479

Net increase in cash and cash equivalents	42,589	334,677
Cash and cash equivalents at beginning of period	29,188	12,171

Cash and cash equivalents at the end of period	$71,777	$346,848

Supplemental Information:
Pretax LIFO expense	$783	$975
Pretax depreciation and amortization	$88,840	$86,907

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Accounting Policies:

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the company’s Annual Report on Form 10-K for its fiscal year ended February 22, 2003 (fiscal 2003). References to the company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks and the fourth quarter consists of 13 weeks for a total of 53 weeks for fiscal 2004. Fiscal 2003 comprised 52 weeks with the first quarter consisting of 16 weeks, while the second, third and fourth quarters each consisted of 12 weeks.

Statement of Registrant:

The data presented herein is unaudited but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at June 14, 2003 and June 15, 2002, and the results of the company’s operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Facilitative Services:

The company provides certain facilitative services between its independent retailers and vendors related to products typically known as direct store delivery products. These services include sourcing, invoicing and payment services. The net gross margin associated with such facilitative services is reflected as a component of net sales.

	First Quarter (16 weeks) Ended
	June 14, 2003	June 15, 2002
	(In thousands)
Amounts invoiced to independent retailers	$206,800	$199,240
Amounts due and paid to vendors	202,499	194,807

Net gross margin	$4,301	$4,433

Comprehensive Income:

The components of comprehensive income, net of related tax, for the 16 week periods ended June 14, 2003 and June 15, 2002 are as follows:

	First Quarter (16 weeks) Ended
	June 14, 2003	June 15, 2002
Net earnings	$73,670	$77,155
Amortization of loss on derivative financial instrument	105	105

Total comprehensive income	$73,775	$77,260

Net Earnings Per Share (EPS):

Basic EPS is calculated using earnings available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been exercised.

The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter (16 weeks) Ended
	June 14, 2003	June 15, 2002
	(In thousands, except per share data)
Earnings per share—basic
Earnings available to common shareholders	$73,670	$77,155
Weighted average shares outstanding	133,719	133,812
Earnings per share—basic	$0.55	$0.58
Earnings per share—diluted
Earnings available to common shareholders	$73,670	$77,155
Weighted average shares outstanding	133,719	133,812
Dilutive impact of options outstanding	399	2,327

Weighted average shares and potential dilutive shares outstanding	134,118	136,139
Earnings per share—diluted	$0.55	$0.57

Stock-based Compensation:

The company has stock based employee compensation plans, which are described more fully in the Stock Option Plans note in the Notes to Consolidated Financial Statements set forth in the company’s Annual Report on Form 10-K for fiscal 2003. The company utilizes the intrinsic value-based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in company common stock. This method defines the company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for options issued under the stock option plans in fiscal 2004 and 2003 as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	First Quarter (16 weeks) Ended
	June 14, 2003	June 15, 2002
	(In thousands, except per share data)
Net earnings, as reported	$73,670	$77,155
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,361)	(4,165)

Pro forma net earnings	$70,309	$72,990

Earnings per share—basic:
As reported	$0.55	$0.58
Pro forma	$0.53	$0.55
Earnings per share—diluted:
As reported	$0.55	$0.57
Pro forma	$0.52	$0.54

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

New Accounting Standards

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2004. SFAS No. 143 did not have a material impact on the company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, while the remaining provisions were effective for the company in the first quarter of fiscal 2004. SFAS No. 145 did not have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. FIN No. 46 did not have a material impact on the company’s consolidated financial statements.

Recently Issued Accounting Standards

Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company does not expect the adoption of EITF No. 00-21 to have a material impact on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company does not expect the adoption of SFAS No. 149 to have a material impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect the adoption of SFAS No. 150 to have a material impact on the company’s consolidated financial statements.

RESTRUCTURE AND OTHER CHARGES

In the first quarter of fiscal 2004, the company recognized pre-tax restructure and other charges of $1.2 million reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings primarily due to continued softening of real estate in certain markets. The charges represent the net adjustment for changes in estimates related to prior years’ restructure reserves, including a net increase of $1.1 million to restructure 2001 and a net increase of $0.1 million to restructure 2000.

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

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments as well as unpaid severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Balance June 14, 2003
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$1,054	$(266)	$788

	1,054	(266)	788
Employee related costs:
Administrative realignment	2,390	(1,835)	555

	2,390	(1,835)	555

Total restructure and other charges	$3,444	$(2,101)	$1,343

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Fiscal 2003	Balance February 22, 2003	Employees Terminated in Fiscal 2004	Balance June 14, 2003
Employees	800	(650)	150	(90)	60

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

In the first quarter of fiscal 2004, the fiscal 2001 restructure and other charges were increased by $1.1 million as a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sublease in certain markets.

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

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance June 14, 2003
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$6,473	$(159)	$602	$6,916
Exit of non-core retail markets	8,844	(949)	(279)	7,616
Disposal of non-core assets and other administrative reductions	4,299	(347)	383	4,335

	19,616	(1,455)	706	18,867
Employee related costs:
Consolidation of distribution centers	9,604	(1,625)	319	8,298
Exit of non-core retail markets	2,980	(1,086)	13	1,907

	12,584	(2,711)	332	10,205

Total restructure and other charges	$32,200	$(4,166)	$1,038	$29,072

	Previously Recorded		Fiscal 2004 Adjustment	June 14, 2003
Impairment charges	$86,169		$—	$86,169

The number of actual employees terminated under the fiscal 2001 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. There was no activity in fiscal 2004. Details of the fiscal 2001 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 22, 2003
Employees	4,500	(3,767)	(733)	—

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

In the first quarter of fiscal 2004, the fiscal 2000 restructure and other charges were increased by $0.1 million as a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sublease in certain markets.

Included in the asset impairment charges in fiscal 2000 of $17.4 million were writedowns on food distribution assets of $10.6 million for property, plant and equipment, $5.6 million of goodwill and other intangibles, and $1.2 million for other assets that were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2000. In the fourth quarter of fiscal 2003, the fiscal 2000 asset impairment charges for property, plant and equipment on food distribution properties were decreased by $4.5 million primarily due to changes in estimates on exited real estate in certain markets. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance June 14, 2003
	(In thousands)
Lease related costs:
Facility consolidation	$8,083	$(722)	$(14)	$7,347
Non-core store disposal	3,042	(513)	147	2,676

Total restructure and other charges	$11,125	$(1,235)	$133	$10,023

	Previously Recorded		Fiscal 2004 Adjustment	June 14, 2003
Impairment charges	12,964		$—	$12,964

The number of actual employees terminated under the fiscal 2000 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. There was no activity in fiscal 2003 or fiscal 2004. Details of the fiscal 2000 restructure activity as it relates to employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002
Employees	2,517	(1,693)	(824)	—

RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations, future payments on exited real estate and severance. Details of the activity in the closed property reserves for fiscal 2004 are as follows:

	Balance February 22, 2003	Additions	Usage	Balance June 14, 2003
Reserves for Closed Properties	$49,873	1,644	(2,487)	$49,030

The company recognized impairment charges of $1.1 million for fiscal 2004 on the write-down of property, plant and equipment for closed properties, all of which related to food distribution. Impairment charges, a component of selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

At June 14, 2003, the company had approximately $1.6 billion of goodwill on its Condensed Consolidated Balance Sheets of which $0.9 billion was related to retail food and $0.7 billion was related to food distribution.

The carrying amount of other intangible assets as of June 14, 2003 are as follows:

	Balance June 14, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Non-compete agreements	$8,506	$(4,661)	$3,845
Customer lists and other	8,443	(4,464)	3,979

Total	$16,949	$(9,125)	$7,824

Other intangible assets are presented in the “Other assets” line in the Condensed Consolidated Balance Sheets. Amortization expense of approximately $0.4 million was recorded in the first quarter of fiscal 2004. Future amortization expense will approximate $1.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to ten years.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

On February 25, 2001, the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the company’s existing interest rate swap agreements were recorded at fair value in the company’s Condensed Consolidated Balance Sheets. On July 6, 2001, the swaps were terminated and the remaining fair market value adjustments, which are offsetting, are being amortized over the original term of the hedge. Approximately $0.3 million of after-tax loss is expected to be amortized into the Consolidated Statements of Earnings from Accumulated Other Comprehensive Losses within the next 12 months.

In the first quarter of fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchange a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are reflected in “Other assets” in the Condensed Consolidated Balance Sheets. At June 14, 2003, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expense in the Consolidated Statements of Earnings, and through June 14, 2003, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 14, 2003. These guarantees were made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 14, 2003, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $301.5 million and represents $197.9 million on a discounted basis. In addition, the company has guaranteed construction loans on warehouses of $34.2 million at June 14, 2003 that the company will purchase upon completion. In April 2003, the company refinanced a synthetic lease including a residual value guarantee with a fair value of approximately $3.5 million reflected in “Other liabilities” in the Condensed Consolidated Balance Sheets as of June 14, 2003.

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

SEGMENT INFORMATION

Refer to page 3 for the company’s segment information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the first quarter of fiscal 2004, the company achieved net sales of $5.8 billion compared with $5.7 billion in the first quarter of last year. Net earnings for the first quarter of fiscal 2004 were $73.7 million, and diluted earnings per share were $0.55 compared with $77.2 million and diluted earnings per share of $0.57 in the first quarter of last year.

Net Sales

Net sales for the first quarter of fiscal 2004 were $5.8 billion, an increase of 3.2 percent from the first quarter of last year. Retail food sales were 50.7 percent of net sales for the first quarter of fiscal 2004 compared with 49.7 percent for the first quarter of last year. Food distribution sales were 49.3 percent of net sales for the first quarter of fiscal 2004 compared with 50.3 percent for the first quarter of last year.

Retail food sales for the first quarter of fiscal 2004 increased 5.1 percent compared with the first quarter of last year, primarily reflecting new store openings and the full quarter inclusion of Deals$—Nothing Over a Dollar (Deals) stores, which was acquired late in last year’s first quarter. Same-store retail sales for the first quarter of fiscal 2004 were 0.4 percent, impacted by approximately 0.7 percent in cannibalization within key expansion markets. Cannibalization is defined as the negative sales impact the opening of a new store has on an existing store in the same market. As the company adds new stores to major existing markets, it experiences cannibalization.

Store activity since last year’s first quarter, including licensed stores, resulted in 152 new stores opened and 46 stores closed for a total of 1,436 stores at the end of first quarter fiscal 2004. Total retail square footage, including licensed stores, increased approximately 4.7 percent from last year’s first quarter.

Food distribution sales for the first quarter of fiscal 2004 increased 1.3 percent compared with the first quarter of last year, primarily reflecting new business with existing customers, which more than offset customer attrition.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percentage of net sales, was 13.7 percent for the first quarter of fiscal 2004 compared with 13.4 percent for the first quarter of last year. The increase in gross profit, as a percentage of net sales, reflects the growing proportion of the company’s retail food business, including the higher gross profit margin of Deals acquired late in last year’s first quarter, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 10.9 percent for the first quarter of fiscal 2004 compared with 10.3 percent in the first quarter of last year. The increase in selling and administrative expenses, as a percentage of net sales, reflects the growing proportion of the company’s retail food business, including the higher selling and administrative expense ratio of Deals acquired late in last year’s first quarter, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business. In addition, the increase reflects a lack of expense leverage from increases in employee benefit related costs and approximately $5 million, net, in litigation settlements.

Operating Earnings

Operating earnings for the first quarter of fiscal 2004 decreased 7.1 percent to $161.8 million compared with $174.3 million in the first quarter of last year. First quarter of fiscal 2004 operating earnings include approximately $5 million, net, in litigation settlements and $1.2 million in pre-tax restructure and other charges. Retail food first quarter of fiscal 2004 operating earnings decreased 4.3 percent to $123.6 million, or 4.2 percent of net sales, from last year’s first quarter operating earnings of $129.1 million, or 4.6 percent of net sales. The decrease in retail food operating earnings was primarily due to a lack of expense leverage from increases in employee benefit related costs, which continue to increase at a rate faster than sales growth, and the higher mix of new stores, primarily Deals stores, both new and acquired. Food distribution first quarter of fiscal 2004 operating earnings increased 1.8 percent to $58.2 million, or 2.0 percent of net sales, from last year’s first quarter operating earnings of $57.2 million, or 2.0 percent of net sales. The increase in food distribution operating earnings primarily reflects the impact of higher sales volume and benefits of efficiency initiatives implemented during the course of the prior year, which more than offset the changing customer mix and increases in employee benefit related costs.

Net Interest Expense

Interest expense decreased to $49.6 million in the first quarter of fiscal 2004 compared with $58.1 million in the first quarter of last year, reflecting lower borrowing levels and lower average interest rates, largely due to the interest rate swap agreements entered into in the first quarter of fiscal 2003. Interest income decreased to $5.1 million in the first quarter of fiscal 2004 compared with $6.2 million in the first quarter of last year, reflecting lower invested cash balances and lower average interest rates.

Income Taxes

The effective tax rate was 37.25 and 37.0 percent in the first quarter of fiscal 2004 and fiscal 2003, respectively.

Net Earnings

Net earnings were $73.7 million, or $0.55 per diluted share, in the first quarter of fiscal 2004 compared with net earnings of $77.2 million, or $0.57 per diluted share in the first quarter of last year.

Weighted average diluted shares decreased to 134.1 million in the first quarter of fiscal 2004 compared with 136.1 shares in the first quarter of last year, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

RESTRUCTURE AND OTHER CHARGES

In the first quarter of fiscal 2004, the company recognized pre-tax restructure and other charges of $1.2 million reflected in “Restructure and other charges” line in the Consolidated Statements of Earnings primarily due to continued softening of real estate in certain markets. The charges represent the net adjustment for changes in estimates related to prior years’ restructure reserves, including a net increase of $1.1 million to restructure 2001 and a net increase of $0.1 million to restructure 2000.

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

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments as well as unpaid severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Balance June 14, 2003
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$1,054	$(266)	$788

	1,054	(266)	788
Employee related costs:
Administrative realignment	2,390	(1,835)	555

	2,390	(1,835)	555

Total restructure and other charges	$3,444	$(2,101)	$1,343

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Fiscal 2003	Balance February 22, 2003	Employees Terminated in Fiscal 2004	Balance June 14, 2003
Employees	800	(650)	150	(90)	60

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

In the first quarter of fiscal 2004, the fiscal 2001 restructure and other charges were increased by $1.1 million as a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sublease in certain markets.

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

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance June 14, 2003
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$6,473	$(159)	$602	$6,916
Exit of non-core retail markets	8,844	(949)	(279)	7,616
Disposal of non-core assets and other administrative reductions	4,299	(347)	383	4,335

	19,616	(1,455)	706	18,867
Employee related costs:
Consolidation of distribution centers	9,604	(1,625)	319	8,298
Exit of non-core retail markets	2,980	(1,086)	13	1,907

	12,584	(2,711)	332	10,205

Total restructure and other charges	$32,200	$(4,166)	$1,038	$29,072

	Previously Recorded		Fiscal 2004 Adjustment	June 14, 2003
Impairment charges	$86,169		$—	$86,169

The number of actual employees terminated under the fiscal 2001 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. There was no activity in fiscal 2004. Details of the fiscal 2001 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 22, 2003
Employees	4,500	(3,767)	(733)	—

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

In the first quarter of fiscal 2004, the fiscal 2000 restructure and other charges were increased by $0.1 million as a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sublease in certain markets.

Included in the asset impairment charges in fiscal 2000 of $17.4 million were writedowns on food distribution assets of $10.6 million for property, plant and equipment, $5.6 million of goodwill and other intangibles, and $1.2 million for other assets that were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2000. In the fourth quarter of fiscal 2003, the fiscal 2000 asset impairment charges for property, plant and equipment on food distribution properties were decreased by $4.5 million primarily due to changes in estimates on exited real estate in certain markets. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance June 14, 2003
	(In thousands)
Lease related costs:
Facility consolidation	$8,083	$(722)	$(14)	$7,347
Non-core store disposal	3,042	(513)	147	2,676

Total restructure and other charges	11,125	(1,235)	133	10,023

	Previously Recorded		Fiscal 2004 Adjustment	June 14, 2003
Impairment charges	$12,964		$—	$12,964

The number of actual employees terminated under the fiscal 2000 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. There was no activity in fiscal 2003 or fiscal 2004. Details of the fiscal 2000 restructure activity as it relates to employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002
Employees	2,517	(1,693)	(824)	—

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $214.9 million for the first quarter of fiscal 2004 compared with $221.5 million for the first quarter of last year.

Net cash used in investing activities was $56.3 million for the first quarter of fiscal 2004 compared with $125.3 million for the first quarter of last year. First quarter of fiscal 2004 investing activities primarily reflect capital spending to fund retail store expansion, store remodeling, Save-A-Lot distribution facilities and technology enhancements. First quarter of fiscal 2003 investing activities primarily reflect capital spending to fund retail store expansion, including the acquisition of Deals, store remodeling and technology enhancements.

Net cash used in financing activities was $116.0 million for the first quarter of fiscal 2004 compared with cash provided by financing activities of $238.5 million for the first quarter of last year. First quarter of fiscal 2004 financing activities primarily reflect a net reduction of $80.0 million in notes payable. First quarter of fiscal 2003 financing activities primarily reflect the issuance of $300.0 million 10-year 7.50% Senior Notes, completed in May 2002.

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

As of June 14, 2003, the company had no outstanding borrowings under its unsecured $650.0 million revolving credit facility. As of June 14, 2003, letters of credit outstanding under the credit facility were $144.4 million and the unused available credit under the facility was $505.6 million.

As of June 14, 2003 the company had no outstanding borrowings under the company’s $200.0 million accounts receivable securitization program. The company is in the process of renewing its accounts receivable securitization program, which expires in August of 2003.

In November 2001, the company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the company to purchase all or a portion of their debentures on the first day of October 2003, 2006 and 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest. The timing and volume of future repurchases will depend on market conditions. In the event SUPERVALU’s stock price reaches the convertible debentures’ conversion trigger price of $35.40 in the second quarter of fiscal 2004, the company would be required to include an additional 7.8 million shares in its diluted shares outstanding calculation for the third quarter of fiscal 2004.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in September 2004 and April 2008. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million. In April 2003, the company refinanced the lease that now expires in April 2008. This lease may be renewed with the lessor’s consent through April 2013, and has a purchase option of approximately $60 million.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 14, 2003. These guarantees were made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 14, 2003, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $301.5 million and represents $197.9 million on a discounted basis. In addition, the company has guaranteed construction loans on warehouses of $34.2 million at June 14, 2003 that the company will purchase upon completion. In April 2003, the company refinanced a synthetic lease including a residual value guarantee with a fair value of approximately $3.5 million reflected in “Other liabilities” in the Condensed Consolidated Balance Sheets as of June 14, 2003.

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

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2004. SFAS No. 143 did not have a material impact on the company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, while the remaining provisions were effective for the company in the first quarter of fiscal 2004. SFAS No. 145 did not have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. FIN No. 46 did not have a material impact on the company’s consolidated financial statements.

Recently Issued Accounting Standards

Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company does not expect the adoption of EITF No. 00-21 to have a material impact on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company does not expect the adoption of SFAS No. 149 to have a material impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect the adoption of SFAS No. 150 to have a material impact on the company’s consolidated financial statements.

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

The following is a summary of certain factors, the results of which could cause SUPERVALU’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report:

•	competitive practices in the retail food and food distribution industries,

•	the nature and extent of the consolidation of the retail food and food distribution industries,

•	our ability to attract and retain customers for our food distribution business and to control food distribution costs,

•	our ability to grow through acquisitions and successfully integrate acquired entities,

•	economic conditions that affect the food industry, such as food price deflation and softness in local and national economies, as well as general economic or political conditions that affect consumer buying habits generally,

•	wartime activities, threats, and acts of terror directed at the food industry that affect consumer behavior, as well as related security costs,

•	potential work disruptions from labor disputes or national emergencies,

•	the timing and implementation of certain restructure activities we have announced, including our consolidation of certain distribution facilities and our disposition of under-performing stores and non-operating properties,

•	our ability to manage increases in health care and pension costs,

•	the availability of favorable credit and trade terms, and

•	other risk factors inherent in the retail food and food distribution industries.

These risks and uncertainties are set forth in further detail in Exhibit 99.1 to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and SUPERVALU undertakes no obligation to update such statement to reflect events or circumstances arising after such date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K for a discussion of market risk for the company.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 14, 2003, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

During the fiscal quarter ended June 14, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant held its Annual Meeting of Stockholders on May 29, 2003 at which the stockholders took the following actions:

(i)	Elected Irwin Cohen, Lawrence A. Del Santo, Susan E. Engel and Harriet Perlmutter to the Board of Directors for terms expiring in 2006. The votes cast for and withheld with respect to each such Director were as follows:

	Votes For	Votes Withheld
Irwin Cohen	119,989,050	2,276,310
Lawrence A. Del Santo	119,962,863	2,302,497
Susan E. Engel	117,832,337	4,433,023
Harriet Perlmutter	117,641,536	4,623,824

The Directors whose terms continued after the meeting are as follows: Edwin C. Gage, Garnett L. Keith, Jr., Richard L. Knowlton, Charles M. Lillis, Jeffrey Noddle, and Steven S. Rogers.

(ii)	Approved by a vote of 62,068,945 for, 34,515,580 against, and 5,429,651 abstaining, a stockholder proposal requesting the company’s Board of Directors to establish a policy of expensing in the company’s annual income statement the costs of all future stock options issued by the company.

(iii)	Ratified by a vote of 117,497,208 for, 3,888,306 against, and 879,846 abstaining, the appointment of KPMG LLP as independent auditors of the Registrant for the fiscal year ending February 28, 2004.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits filed with this Form 10-Q:

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Cautionary Statements Pursuant to the Securities Litigation Reform Act.

Reports on Form 8-K:

(i)	On April 10, 2003, the Registrant furnished a report on Form 8-K reporting under Item 9 “Regulation FD Disclosure”, the results for its fourth quarter ended February 22, 2003

(ii)	On June 2, 2003, the Registrant furnished a report on Form 8-K reporting under Item 9 “Regulation FD Disclosure”, the presentations of Jeffrey Noddle, Chairman of the Board and Chief Executive Officer and Pamela K. Knous, Executive Vice President and Chief Financial Officer, delivered at the company’s Annual Meeting of Stockholders held May 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Supervalu Inc. (Registrant)

Dated: July 29, 2003	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Cautionary Statements Pursuant to the Securities Litigation Reform Act.