Form 10-Q
period 2003-09-06
SUPERVALU INC
filed 2003-10-21
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 6, 2003.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of October 17, 2003 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	134,088,172

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Second Quarter (12 weeks) ended
	September 6, 2003	% of sales	September 7, 2002	% of sales
Net sales	$4,590,650	100.0%	$4,339,579	100.0%
Costs and expenses
Cost of sales	3,953,402	86.1	3,747,910	86.4
Selling and administrative expenses	502,855	11.0	460,345	10.6
Restructure and other charges	2,276	—	—	—

Operating earnings	132,117	2.9	131,324	3.0
Interest
Interest expense	37,553	0.8	42,606	0.9
Interest income	4,610	0.1	4,625	0.1

Interest expense, net	32,943	0.7	37,981	0.8

Earnings before income taxes	99,174	2.2	93,343	2.2
Provision for income taxes
Current	22,048	0.5	25,719	0.6
Deferred	14,894	0.3	8,817	0.2

Income tax expense	36,942	0.8	34,536	0.8

Net earnings	$62,232	1.4%	$58,807	1.4%

Weighted average number of common shares outstanding
Diluted	135,546		134,927
Basic	133,885		133,752
Net earnings per common share—diluted	$0.46		$0.44
Net earnings per common share—basic	$0.46		$0.44
Dividends per common share	$0.1450		$0.1425

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Year-to-date (28 weeks) ended
	September 6, 2003	% of sales	September 7, 2002	% of sales
Net sales	$10,426,937	100.0%	$9,994,003	100.0%
Costs and expenses
Cost of sales	8,988,943	86.2	8,645,378	86.5
Selling and administrative expenses	1,140,600	10.9	1,043,027	10.4
Restructure and other charges	3,447	0.1	—	—

Operating earnings	293,947	2.8	305,598	3.1
Interest
Interest expense	87,128	0.8	100,658	1.0
Interest income	9,757	0.1	10,842	0.1

Interest expense, net	77,371	0.7	89,816	0.9

Earnings before income taxes	216,576	2.1	215,782	2.2
Provision for income taxes
Current	56,207	0.6	65,437	0.7
Deferred	24,467	0.2	14,383	0.1

Income tax expense	80,674	0.8	79,820	0.8

Net earnings	$135,902	1.3%	$135,962	1.4%

Weighted average number of common shares outstanding
Diluted	134,730		135,619
Basic	133,790		133,786
Net earnings per common share—diluted	$1.01		$1.00
Net earnings per common share—basic	$1.02		$1.02
Dividends per common share	$0.2875		$0.2825

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	Second Quarter (12 weeks ended)		Year-to-date (28 weeks) ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002
Retail food	$2,385,531	$2,247,153	$5,342,042	$5,059,374
% of total	52.0%	51.8%	51.2%	50.6%
Food distribution	2,205,119	2,092,426	5,084,895	4,934,629
% of total	48.0%	48.2%	48.8%	49.4%

Total net sales	$4,590,650	$4,339,579	$10,426,937	$9,994,003
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$98,912	$98,752	$222,536	$227,897
% of sales	4.1%	4.4%	4.2%	4.5%
Food distribution operating earnings	47,433	39,775	105,607	96,948
% of sales	2.2%	1.9%	2.1%	2.0%

Subtotal	146,345	138,527	328,143	324,845
% of sales	3.2%	3.2%	3.1%	3.3%

General corporate expenses	(11,952)	(7,203)	(30,749)	(19,247)
Restructure and other charges	(2,276)	—	(3,447)	—

Total operating earnings	132,117	131,324	293,947	305,598
% of sales	2.9%	3.0%	2.8%	3.1%
Interest expense	(37,553)	(42,606)	(87,128)	(100,658)
Interest income	4,610	4,625	9,757	10,842

Earnings before income taxes	99,174	93,343	216,576	215,782
Provision for income taxes	(36,942)	(34,536)	(80,674)	(79,820)

Net earnings	$62,232	$58,807	$135,902	$135,962

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

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Second Quarter	Fiscal Year End
	September 6, 2003	February 22, 2003
Assets
Current Assets
Cash and cash equivalents	$205,327	$29,188
Receivables, net ($0 as of September 6, 2003 and $264,392 as of February 22, 2003 pledged as collateral)	503,301	477,429
Inventories, net	1,117,029	1,049,283
Other current assets	126,635	91,466

Total current assets	1,952,292	1,647,366
Long-term receivables, net	120,226	126,435
Property, plant and equipment, net	2,183,635	2,220,850
Goodwill	1,581,764	1,576,584
Other assets	307,820	325,010

Total assets	$6,145,737	$5,896,245

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$—	$80,000
Accounts payable	1,268,687	1,081,734
Current debt and obligations under capital leases	62,076	61,580
Other current liabilities	366,522	301,993

Total current liabilities	1,697,285	1,525,307
Long-term debt and obligations under capital leases	1,978,592	2,019,658
Other liabilities and deferred income taxes	358,329	342,040
Commitments and contingencies	—	—
Total stockholders’ equity	2,111,531	2,009,240

Total liabilities and stockholders’ equity	$6,145,737	$5,896,245

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 23, 2002	150,670	$150,670	$121,444	(17,781)	$(335,885)	$ (7,075)	$1,969,984	$1,899,138
Comprehensive income:
Net earnings	—	—	—	—	—	—	257,042	257,042
Amortization of loss on derivative financial instrument, net of deferred taxes of $0.2 million	—	—	—	—	—	340	—	340
Minimum pension liability, net of deferred taxes of $47.1 million	—	—	—	—	—	(72,328)	—	(72,328)

Total comprehensive income								185,054
Sales of common stock under option plans	—	—	(9,196)	2,155	47,618	—	—	38,422
Cash dividends declared on common stock—$.5675 per share	—	—	—	—	—	—	(76,094)	(76,094)
Compensation under employee incentive plans	—	—	1,780	152	3,099	—	—	4,879
Purchase of shares for treasury	—	—	—	(1,508)	(42,159)	—	—	(42,159)

BALANCES AT FEBRUARY 22, 2003	150,670	150,670	114,028	(16,982)	(327,327)	(79,063)	2,150,932	2,009,240
Comprehensive income:
Net earnings	—	—	—	—	—	—	135,902	135,902
Amortization of loss on derivative financial instrument, net of deferred taxes of $0.1 million	—	—	—	—	—	184	—	184

Total comprehensive income	—	—	—	—	—	—	—	136,086
Sales of common stock under option plans	—	—	(5,761)	311	10,487	—	—	4,726
Cash dividends declared on common stock—$0.2875 per share	—	—	—	—	—	—	(38,524)	(38,524)
Compensation under employee incentive plans	—	—	(681)	94	2,266	—	—	1,585
Purchase of shares for treasury	—	—	—	(93)	(1,582)	—	—	(1,582)

BALANCES AT SEPTEMBER 6, 2003	150,670	$150,670	$107,586	(16,670)	$(316,156)	$(78,879)	$2,248,310	$2,111,531

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (28 weeks ended)
	September 6, 2003	September 7, 2002
Net cash provided by operating activities	$453,883	$432,730

Cash flows from investing activities
Additions to long-term notes receivable	(11,816)	(11,820)
Proceeds received on long-term notes receivable	16,831	16,568
Proceeds from sale of assets	18,899	25,467
Purchases of property, plant and equipment	(151,007)	(203,656)

Net cash used in investing activities	(127,093)	(173,441)

Cash flows from financing activities
Net reduction of notes payable	(80,000)	(24,000)
Proceeds from issuance of long-term debt	—	296,535
Repayment of long-term debt	(15,556)	(182,909)
Reduction of obligations under capital leases	(18,604)	(16,591)
Net proceeds from the sale of common stock under option plans	3,279	29,593
Dividends paid	(38,188)	(37,517)
Payment for purchase of treasury shares	(1,582)	(42,159)

Net cash (used in) provided by financing activities	(150,651)	22,952

Net increase in cash and cash equivalents	176,139	282,241
Cash and cash equivalents at beginning of period	29,188	12,171

Cash and cash equivalents at the end of period	$205,327	$294,412

Supplemental Information:
Pretax LIFO expense	$2,522	$1,342
Pretax depreciation and amortization	$159,289	$153,572

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

Statement of Registrant:

The data presented herein is unaudited but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at September 6, 2003 and September 7, 2002, and the results of the company’s operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002
Amounts invoiced to independent retailers	$176,645	$158,961	$383,445	$358,201
Amounts due and paid to vendors	172,676	155,429	375,175	350,236

Net gross margin	$3,969	$3,532	$8,270	$7,965

Comprehensive Income:

The components of comprehensive income, net of related tax, are as follows:

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002
Net earnings	$62,232	$58,807	$135,902	$135,962
Amortization of loss on derivative financial instrument	79	79	184	184

Total comprehensive income	$62,311	$58,886	$136,086	$136,146

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

The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002
	(In thousands, except per share amounts)
Earnings per share – basic
Income available to common shareholders	$62,232	$58,807	$135,902	$135,962
Weighted average shares outstanding	133,885	133,752	133,790	133,786
Earnings per share – basic	$0.46	$0.44	$1.02	$1.02
Earnings per share – diluted
Income available to common shareholders	$62,232	$58,807	$135,902	$135,962
Weighted average shares outstanding	133,885	133,752	133,790	133,786
Dilutive impact of options outstanding	1,661	1,175	940	1,833

Weighted average shares and potential dilutive shares outstanding	135,546	134,927	134,730	135,619
Earnings per share – diluted	$0.46	$0.44	$1.01	$1.00

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

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002
	(In thousands, except per share amounts)
Net earnings, as reported	$62,232	$58,807	$135,902	$135,962
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,058)	(1,782)	(5,419)	(5,947)

Pro forma net earnings	$60,174	$57,025	$130,483	$130,015

Earnings per share – basic:
As reported	$0.46	$0.44	$1.02	$1.02
Pro forma	$0.45	$0.43	$0.97	$0.97
Earnings per share – diluted:
As reported	$0.46	$0.44	$1.01	$1.00
Pro forma	$0.44	$0.42	$0.97	$0.96

Reclassifications:

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications had no effect on reported earnings.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, while the remaining provisions were effective for the company in the second quarter of fiscal 2004. SFAS No. 145 did not have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, FASB Staff Position No. 46-6 delayed the consolidation requirements until annual or interim periods beginning after December 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. FIN No. 46 did not have an impact on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 was effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue No. 00-21 did not have a material impact on the company’s consolidated financial statements.

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, determines whether an arrangement conveying the right to use property, plant and equipment meets the definition of a lease within the scope of SFAS 13, “Accounting for Leases”. EITF Issue No. 01-8 was effective the first interim period beginning after May 28, 2003. EITF Issue No. 01-8 did not have a material impact on the company’s consolidated financial statements.

RESTRUCTURE AND OTHER CHARGES

In the second quarter of fiscal 2004, the company recognized pre-tax restructure and other charges of $2.3 million reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings. The charges represent net adjustments of $0.6 million, $1.5 million and $0.2 million to restructure 2002, 2001 and 2000 reserves, respectively. For year-to-date fiscal 2004, the company recognized pre-tax restructure and other charges of $3.4 million, representing net adjustments of $0.6 million, $2.5 million and $0.3 million to restructure 2002, 2001 and 2000 reserves, respectively. The increases are due to continued softening of real estate in certain markets and higher than anticipated employee related costs.

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

In the second quarter of fiscal 2004, the fiscal 2002 restructure charges were increased by $0.6 million due to higher than anticipated severance costs for certain employees.

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments as well as unpaid severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance September 6, 2003
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$1,054	$(464)	$(43)	$547

	1,054	(464)	(43)	547
Employee related costs:
Administrative realignment	2,390	(2,442)	629	577

	2,390	(2,442)	629	577

Total restructure charges	$3,444	$(2,906)	$586	$1,124

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Fiscal 2003	Balance February 22, 2003	Employees Terminated in Fiscal 2004	Balance September 6, 2003
Employees	800	(650)	150	(115)	35

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

In the fourth quarter of fiscal 2003, the fiscal 2001 restructure and other charges were increased by $8.1 million, including an $11.7 million increase to the restructure reserves offset by a decrease in asset impairment charges of $3.6 million. The reserve increase of $11.7 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets, including approximately $5 million relating to the consolidation of distribution centers and approximately $6 million relating to the exit of non-core retail markets and $1.2 million in higher than anticipated employee related costs primarily in the exit of non-core retail markets.

In the second quarter of fiscal 2004 and for year-to-date fiscal 2004, the fiscal 2001 restructure and other charges were increased by $1.5 million and $2.5 million, respectively, primarily as a result of changes in estimates on exited real estate due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets.

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

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance September 6, 2003
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$6,473	$(545)	$133	$6,061
Exit of non-core retail markets	8,844	(2,577)	1,324	7,591
Disposal of non-core assets and other administrative reductions	4,299	(822)	543	4,020

	19,616	(3,944)	2,000	17,672
Employee related costs:
Consolidation of distribution centers	9,604	(3,714)	243	6,133
Exit of non-core retail markets	2,980	(1,919)	334	1,395

	12,584	(5,633)	577	7,528

Total restructure and other charges	$32,200	$(9,577)	$2,577	$25,200

	Previously Recorded		Fiscal 2004 Adjustment	Balance September 6, 2003
Impairment charges	$86,169		$—	$86,169

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

In the fourth quarter of fiscal 2003, the fiscal 2000 restructure and other charges were decreased by $1.6 million, including a $2.9 million increase to the restructure reserves offset by a decrease in asset impairment charges of $4.5 million. The reserve increase of $2.9 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets and higher than anticipated employee related costs.

In the second quarter of fiscal 2004 and for year-to-date fiscal 2004, the fiscal 2000 restructure and other charges were increased by $0.2 million and $0.3 million, respectively, as a result of changes in estimates on exited real estate due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets.

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

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance September 6, 2003
	(In thousands)
Lease related costs:
Facility consolidation	$8,083	$(1,480)	$48	$6,651
Non-core store disposal	3,042	(802)	293	2,533

Total restructure and other charges	$11,125	$(2,282)	$341	$9,184

	Previously Recorded		Fiscal 2004 Adjustment	September 6, 2003
Impairment charges	12,964		$—	$12,964

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

	Balance February 22, 2003	Additions	Usage	Balance September 6, 2003
Reserves for Closed Properties	$49,873	5,619	(6,973)	$48,519

Asset Impairment

In the second quarter of fiscal 2004 and for year-to-date fiscal 2004, the company recognized impairment charges of $0.3 million and $1.4 million, respectively, on the write-down of property, plant and equipment for closed properties, all of which related to food distribution. Impairment charges, a component of selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

At September 6, 2003, the company had approximately $1.6 billion of goodwill on its Condensed Consolidated Balance Sheets of which $0.9 billion was related to retail food and $0.7 billion was related to food distribution.

The carrying amount of other intangible assets as of September 6, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Non-compete agreements	$8,276	$(4,637)	$3,639
Customer lists and other	8,443	(4,581)	3,862

Total	$16,719	$(9,218)	$7,501

Other intangible assets are presented in the “Other assets” line in the Condensed Consolidated Balance Sheets. In the second quarter of fiscal 2004 and for year-to-date fiscal 2004, the company recorded amortization expense of approximately $0.3 million and $0.7 million, respectively. Future amortization expense will approximate $1.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to ten years.

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

In the first quarter of fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchange a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are reflected in the “Other assets” line in the Condensed Consolidated Balance Sheets. At September 6, 2003, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expense in the Consolidated Statements of Earnings, and through September 6, 2003, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 6, 2003. These guarantees were made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 6, 2003, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $293.0 million and represents $192.4 million on a discounted basis. In addition, the company has guaranteed construction loans on warehouses of $7.1 million at September 6, 2003 that the company will purchase upon completion. In April 2003, the company refinanced a synthetic lease including a residual value guarantee with a fair value of approximately $3.5 million reflected in the “Other liabilities” line in the Condensed Consolidated Balance Sheets as of September 6, 2003.

In July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits have been consolidated into a single action, in which it is alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The company believes that the lawsuit is without merit, intends to vigorously defend the action and presently has moved for dismissal. No damages have been specified. The company is unable to evaluate the likelihood of prevailing in the case at this stage of the proceedings.

The company is a party to various other legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

On October 7, 2003, the St. Louis United Food and Commercial Workers’ union Local 655, which covers 21 of the company’s 35 Shop ‘n Save stores, voted to strike. The company is unable to evaluate the potential financial impact of the strike at this time.

SEGMENT INFORMATION

Refer to page 4 for the company’s segment information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the second quarter of fiscal 2004, the company achieved net sales of $4.6 billion compared with $4.3 billion last year. Net earnings for the second quarter of fiscal 2004 were $62.2 million and diluted earnings per share were $0.46 compared with net earnings of $58.8 million and diluted earnings per share of $0.44 last year.

Net Sales

Net sales for the second quarter of fiscal 2004 were $4.6 billion, an increase of 5.8 percent from last year. Retail food sales were 52.0 percent of net sales for the second quarter of fiscal 2004 compared with 51.8 percent last year. Food distribution sales were 48.0 percent of net sales for the second quarter of fiscal 2004 compared with 48.2 percent last year.

Retail food sales for the second quarter of fiscal 2004 increased 6.2 percent compared with last year, primarily reflecting new store openings and same-store sales, defined as stores operating for four full quarters including store expansions. Same-store retail sales for the second quarter of fiscal 2004 were positive 2.0 percent, impacted by approximately 0.6 percent of planned in-market expansion.

Store activity since last year’s second quarter, including licensed stores, resulted in 130 new stores opened and 37 stores closed for a total of 1,451 stores at the end of second quarter fiscal 2004. Total retail square footage, including licensed stores, increased approximately 4.0 percent from last year’s second quarter.

Food distribution sales for the second quarter of fiscal 2004 increased 5.4 percent compared with last year, primarily reflecting new customer affiliations, which more than offset customer attrition.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 13.9 percent for the second quarter of fiscal 2004 compared with 13.6 percent last year. The increase in gross profit as a percent of net sales primarily reflects improved merchandising execution for retail and benefits of efficiency initiatives implemented during the course of the prior year for distribution, which more than offset the impact of a changing customer mix and increases in employee benefit related costs for distribution.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 11.0 percent for the second quarter of fiscal 2004 compared with 10.6 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects higher employee benefit related costs and additional reserves for non-operating properties, that were partially offset by distribution efficiency initiatives implemented during the course of the prior year.

Operating Earnings

Operating earnings for the second quarter of fiscal 2004 increased 0.6 percent to $132.1 million compared with $131.3 million last year. Second quarter of fiscal 2004 operating earnings include $2.3 million in pre-tax restructure and other charges. Retail food second quarter of fiscal 2004 operating earnings increased 0.2 percent to $98.9 million, or 4.1 percent of net sales, from last year’s operating earnings of $98.8 million, or 4.4 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, was primarily due to improved merchandising execution that was more than offset by increases in employee related costs, which continue to increase at a rate faster than sales growth. Food distribution second quarter of fiscal 2004 operating earnings increased 19.3 percent to $47.4 million, or 2.2 percent of net sales, from last year’s operating earnings of $39.8 million, or 1.9 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects benefits of efficiency initiatives implemented during the course of the prior year, which more than offset the changing customer mix and increases in employee benefit related costs.

Net Interest Expense

Interest expense decreased to $37.6 million in the second quarter of fiscal 2004 compared with $42.6 million last year, primarily reflecting last year’s prefunding of $300 million of notes which were due November 2002. Interest income remained flat at $4.6 million for the second quarter of fiscal 2004 and 2003.

Income Taxes

The effective tax rate was 37.25 and 37.0 percent in the second quarter of fiscal 2004 and fiscal 2003, respectively.

Net Earnings

Net earnings were $62.2 million, or $0.46 per diluted share, in the second quarter of fiscal 2004 compared with net earnings of $58.8 million, or $0.44 per diluted share last year.

Weighted average diluted shares increased to 135.5 million in the second quarter of fiscal 2004 compared with 134.9 million shares last year, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

YEAR-TO-DATE RESULTS:

Year-to-date for fiscal 2004, the company achieved net sales of $10.4 billion compared with $10.0 billion last year. Net earnings for fiscal 2004 year-to-date were $135.9 million and diluted earnings per share were $1.01 compared with net earnings of $136.0 million and diluted earnings per share of $1.00 last year.

Net Sales

Net sales for fiscal 2004 year-to-date were $10.4 billion, an increase of 4.3 percent from last year. Retail food sales were 51.2 percent of net sales for fiscal 2004 year-to-date compared with 50.6 percent last year. Food distribution sales were 48.8 percent of net sales for fiscal 2004 year-to-date compared with 49.4 percent last year.

Retail food sales for fiscal 2004 year-to-date increased 5.6 percent compared with last year, primarily reflecting new store openings, same-store sales and the year-to-date inclusion of Deals stores, which was acquired late in last year’s first quarter. Same-store retail sales for fiscal 2004 year-to-date were positive 1.1 percent, impacted by approximately 0.7 percent of planned in-market expansion.

Food distribution sales for fiscal 2004 year-to-date increased 3.0 percent compared with last year, primarily reflecting new customer affiliations, which more than offset customer attrition.

Gross Profit

Gross profit, as a percent of net sales, was 13.8 percent for fiscal 2004 year-to-date compared with 13.5 percent last year. The increase in gross profit, as a percent of net sales, reflects the growing proportion of the company’s retail food business, including the higher gross profit margin of Deals acquired late in last year’s first quarter, which operates at a higher gross profit margin as a percent of net sales than does the food distribution business and improved merchandising execution for retail.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 10.9 percent for fiscal 2004 year-to-date compared with 10.4 percent last year. The increase in selling and administrative expenses, as a percent of net sales, reflects the growing proportion of the company’s retail food business, including the higher selling and administrative expense ratio of Deals acquired late in last year’s first quarter, which operates at a higher selling and administrative expense as a percent of net sales than does the food distribution business. In addition, the increase reflects increases in employee benefit related costs, additional reserves for non-operating properties and approximately $5 million, net, in litigation settlements.

Operating Earnings

Operating earnings for fiscal 2004 year-to-date decreased 3.8 percent to $293.9 million compared with $305.6 million last year. Fiscal 2004 year-to-date operating earnings include $3.4 million in pre-tax restructure and other charges. Retail food fiscal 2004 year-to-date operating earnings decreased 2.4 percent to $222.5 million, or 4.2 percent of net sales, from last year’s operating earnings of $227.9 million, or 4.5 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, was primarily due to increases in employee benefit related costs, which continue to increase at a rate faster than sales growth, and the higher mix of new stores, primarily Deals stores, both new and acquired, which more than offset improved merchandising execution. Food distribution fiscal 2004 year-to-date operating earnings increased 8.9 percent to $105.6 million, or 2.1 percent of net sales, from last year’s operating earnings of $96.9 million, or 2.0 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects the impact of benefits of efficiency initiatives implemented during the course of the prior year, which more than offset the changing customer mix and increases in employee benefit related costs.

Net Interest Expense

Interest expense decreased to $87.1 million in fiscal 2004 year-to-date compared with $100.7 million last year, reflecting last year’s prefunding of $300 million of notes which were due November 2002 and lower average interest rates, largely due to the interest rate swap agreements entered into in the first quarter of fiscal 2003. Interest income decreased to $9.8 million in fiscal 2004 year-to-date compared with $10.8 million last year, reflecting lower average invested cash balances and lower average interest rates.

Income Taxes

The effective tax rate was 37.25 and 37.0 percent in fiscal 2004 year-to-date and fiscal 2003 year-to-date, respectively.

Net Earnings

Net earnings were $135.9 million, or $1.01 per diluted share, in fiscal 2004 year-to-date compared with net earnings of $136.0 million, or $1.00 per diluted share last year.

Weighted average diluted shares decreased to 134.7 million fiscal 2004 year-to-date compared with 135.6 million shares last year, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

RESTRUCTURE AND OTHER CHARGES

In the second quarter of fiscal 2004, the company recognized pre-tax restructure and other charges of $2.3 million reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings. The charges represent net adjustments of $0.6 million, $1.5 million and $0.2 million to restructure 2002, 2001 and 2000 reserves, respectively. For year-to-date fiscal 2004, the company recognized pre-tax restructure and other charges of $3.4 million, representing net adjustments of $0.6 million, $2.5 million and $0.3 million to restructure 2002, 2001 and 2000 reserves, respectively. The increases are due to continued softening of real estate in certain markets and higher than anticipated employee related costs.

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

In the second quarter of fiscal 2004, the fiscal 2002 restructure charges were increased by $0.6 million due to higher than anticipated severance costs for certain employees.

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments as well as unpaid severance and employee related costs. Details of the fiscal 2002 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance September 6, 2003
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$1,054	$(464)	$(43)	$547

	1,054	(464)	(43)	547
Employee related costs:
Administrative realignment	2,390	(2,442)	629	577

	2,390	(2,442)	629	577

Total restructure charges	$3,444	$(2,906)	$586	$1,124

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Fiscal 2003	Balance February 22, 2003	Employees Terminated in Fiscal 2004	Balance September 6, 2003
Employees	800	(650)	150	(115)	35

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

In the fourth quarter of fiscal 2003, the fiscal 2001 restructure and other charges were increased by $8.1 million, including an $11.7 million increase to the restructure reserves offset by a decrease in asset impairment charges of $3.6 million. The reserve increase of $11.7 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets, including approximately $5 million relating to the consolidation of distribution centers and approximately $6 million relating to the exit of non-core retail markets and $1.2 million in higher than anticipated employee related costs primarily in the exit of non-core retail markets.

In the second quarter of fiscal 2004 and for year-to-date fiscal 2004, the fiscal 2001 restructure and other charges were increased by $1.5 million and $2.5 million, respectively, primarily as a result of changes in estimates on exited real estate due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets.

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

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and unpaid employee benefits. Details of the fiscal 2001 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance September 6, 2003
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$6,473	$(545)	$133	$6,061
Exit of non-core retail markets	8,844	(2,577)	1,324	7,591
Disposal of non-core assets and other administrative reductions	4,299	(822)	543	4,020

	19,616	(3,944)	2,000	17,672
Employee related costs:
Consolidation of distribution centers	9,604	(3,714)	243	6,133
Exit of non-core retail markets	2,980	(1,919)	334	1,395

	12,584	(5,633)	577	7,528

Total restructure and other charges	$32,200	$(9,577)	$2,577	$25,200

	Previously Recorded		Fiscal 2004 Adjustment	Balance September 6, 2003
Impairment charges	$86,169		$—	$86,169

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

In the fourth quarter of fiscal 2003, the fiscal 2000 restructure and other charges were decreased by $1.6 million, including a $2.9 million increase to the restructure reserves offset by a decrease in asset impairment charges of $4.5 million. The reserve increase of $2.9 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets and higher than anticipated employee related costs.

In the second quarter of fiscal 2004 and for year-to-date fiscal 2004, the fiscal 2000 restructure and other charges were increased by $0.2 million and $0.3 million, respectively, as a result of changes in estimates on exited real estate due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets.

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

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance September 6, 2003
	(In thousands)
Lease related costs:
Facility consolidation	$8,083	$(1,480)	$48	$6,651
Non-core store disposal	3,042	(802)	293	2,533

Total restructure and other charges	$11,125	$(2,282)	$341	$9,184

	Previously Recorded		Fiscal 2004 Adjustment	September 6, 2003
Impairment charges	12,964		$—	$12,964

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $453.9 million for fiscal 2004 year-to-date compared with $432.7 million last year.

Net cash used in investing activities was $127.1 million for fiscal 2004 year-to-date compared with $173.4 million last year. Fiscal 2004 year-to-date investing activities primarily reflect capital spending to fund retail store expansion, store remodeling, Save-A-Lot distribution facilities and technology enhancements. Fiscal 2003 year-to-date investing activities primarily reflect capital spending to fund retail store expansion, including the acquisition of Deals, store remodeling and technology enhancements.

Net cash used in financing activities was $150.7 million for fiscal 2004 year-to-date compared with cash provided by financing activities of $23.0 million last year. Fiscal 2004 year-to-date financing activities primarily reflect a net reduction of $114.2 million for debt related items and the payment of dividends of $38.2 million. Fiscal 2003 year-to-date financing activities primarily reflect the issuance of $300.0 million 10-year 7.50% Senior Notes, completed in May 2002 and the redemption of $173.0 million of the company’s 9.75% Senior Notes due fiscal 2005 at the redemption price of 102.4375% of the principal amount of the Senior Notes, plus accrued and unpaid interest, the payment for the purchase of treasury shares of $42.2 million and the payment of dividends of $37.5 million.

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

As of September 6, 2003, the company had no outstanding borrowings under its unsecured $650.0 million revolving credit facility. As of September 6, 2003, letters of credit outstanding under the credit facility were $133.7 million and the unused available credit under the facility was $516.3 million.

In August 2003, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. There were no outstanding borrowings under this program as of September 6, 2003.

In November 2001, the company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the company to purchase all or a portion of their debentures on the first day of October 2003, 2006 and 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest. On October 1, 2003, none of the holders exercised this option. In the event SUPERVALU’s stock price reaches the convertible debentures’ conversion trigger price of $35.74 in the third quarter of fiscal 2004, the company would be required to include an additional 7.8 million shares in its diluted shares outstanding calculation for the fourth quarter of fiscal 2004.

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

On September 13, 2003, the company acquired certain former Fleming distribution operations in the Midwest in exchange for its New England operations as part of an asset exchange agreement with C&S Wholesale Grocers. This transaction will have no material impact on liquidity or capital resources in fiscal 2004. This transaction is expected to contribute to fiscal 2005 earnings per share in the range of $0.07 to $0.10 on an approximately $100 million to $200 million lower revenue stream.

On October 8, 2003, the company notified the holders of its $100.0 million 8.875% Notes due 2022 that it would voluntarily redeem the Notes at the redemption price of 103.956% of the principal amount of the Notes, plus accrued and unpaid interest. The redemption of the Notes will occur on November 17, 2003, utilizing available cash balances. This redemption will cost approximately $0.03 per share in the third quarter of fiscal 2004.

On October 15, 2003, the company announced the sale of its Denver-based operations that is expected to be complete by late November 2003. This transaction will have no material impact on liquidity or capital resources.

Capital spending during the second quarter of fiscal 2004 was $90.1 million, including $1.8 million in capital leases. Capital spending for year-to-date fiscal 2004 was $162.4 million, including $11.4 million of capital leases. Capital spending primarily includes retail store expansion, store remodeling, new Save-A-Lot distribution facilities and technology enhancements. The company’s capital budget for fiscal 2004 is projected to be approximately $425.0, including approximately $50 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 6, 2003. These guarantees were made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 6, 2003, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $293.0 million and represents $192.4 million on a discounted basis. In addition, the company has guaranteed construction loans on warehouses of $7.1 million at September 6, 2003 that the company will purchase upon completion. In April 2003, the company refinanced a synthetic lease including a residual value guarantee with a fair value of approximately $3.5 million reflected in the “Other liabilities” line in the Condensed Consolidated Balance Sheets as of September 6, 2003.

The following table represents the company’s total commitments and total off-balance sheet arrangements at September 6, 2003:

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Remaining in Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter
	(in thousands)
Commitments:
Debt	$1,490,293	$17,036	$335,588	$79,123	$1,058,546
Capital and Direct Financing Leases	550,375	32,060	84,325	81,403	352,587

Total Commitments	$2,040,668	$49,096	$419,913	$160,526	$1,411,133

Off-Balance Sheet Arrangements:
Retailer Loan and Lease Guarantees	$293,004	$26,122	$77,052	$52,481	$137,349
Construction Loan Commitments	7,106	7,106	—	—	—
Purchase Options on Synthetic Leases	85,000	—	25,000	—	60,000
Operating Leases	997,816	69,724	259,293	201,187	467,612

Total Off-Balance Sheet Arrangements	$1,382,926	$102,952	$361,345	$253,668	$664,961

In July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits have been consolidated into a single action, in which it is alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The company believes that the lawsuit is without merit, intends to vigorously defend the action and presently has moved for dismissal. No damages have been specified. The company is unable to evaluate the likelihood of prevailing in the case at this stage of the proceedings.

The company is a party to various other legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

On October 7, 2003, the St. Louis United Food and Commercial Workers’ union Local 655, which covers 21 of the company’s 35 Shop ‘n Save stores, voted to strike. The company is unable to evaluate the potential financial impact of the strike at this time.

NEW ACCOUNTING STANDARDS

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, while the remaining provisions were effective for the company in the second quarter of fiscal 2004. SFAS No. 145 did not have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, FASB Staff Position No. 46-6 delayed the consolidation requirements until annual or interim periods beginning after December 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. FIN No. 46 did not have an impact on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 was effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue No. 00-21 did not have a material impact on the company’s consolidated financial statements.

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, determines whether an arrangement conveying the right to use property, plant and equipment meets the definition of a lease within the scope of SFAS 13, “Accounting for Leases”. EITF Issue No. 01-8 was effective the first interim period beginning after May 28, 2003. EITF Issue No. 01-8 did not have a material impact on the company’s consolidated financial statements.

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

These risks and uncertainties are set forth in further detail in Exhibit 99.1 to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and except as required by federal securities laws, SUPERVALU undertakes no obligation to update such statement to reflect events or circumstances arising after such date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K for a discussion of market risk for the company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 6, 2003, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

During the fiscal quarter ended September 6, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits have been consolidated into a single action, in which it is alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. The company believes that the lawsuit is without merit, intends to vigorously defend the action and presently has moved for dismissal. No damages have been specified. The company is unable to evaluate the likelihood of prevailing in the case at this stage of the proceedings.

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

Reports on Form 8-K:

(i) On July 14, 2003, the Registrant furnished a report on Form 8-K reporting under Item 9 “Regulation FD Disclosure”, the results for its quarterly fiscal period ended June 14, 2003.

(ii) On July 16, 2003, the Registrant furnished a report on Form 8-K reporting under Item 9 “Regulation FD Disclosure”, a transcript of the remarks of Jeffrey Noddle, Chairman of the Board and Chief Executive Officer, and Pamela K. Knous, Executive Vice President and Chief Financial Officer, delivered to analysts, investors and other parties during a publicly announced conference call to report earnings and performance for the company’s quarterly fiscal period ended June 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Supervalu Inc. (Registrant)

Dated: October 21, 2003	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Cautionary Statements Pursuant to the Securities Litigation Reform Act.