Form 10-Q
period 2003-11-29
SUPERVALU INC
filed 2004-01-13
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended November 29, 2003.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of January 9, 2004 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	134,399,251

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Third Quarter (12 weeks) ended
	November 29, 2003	% of sales	November 30, 2002	% of sales
Net sales	$4,738,983	100.0%	$4,553,443	100.0%
Costs and expenses
Cost of sales	4,093,353	86.38	3,957,100	86.90
Selling and administrative expenses	511,034	10.78	467,818	10.28
Restructure and other charges	7,154	0.15	—	—

Operating earnings	127,442	2.69	128,525	2.82
Interest
Interest expense	42,121	0.89	42,508	0.93
Interest income	4,226	0.09	4,709	0.10

Interest expense, net	37,895	0.80	37,799	0.83

Earnings before income taxes	89,547	1.89	90,726	1.99
Provision for income taxes
Current	25,461	0.54	13,188	0.29
Deferred	15,470	0.32	20,401	0.45

Income tax expense	40,931	0.86	33,589	0.74

Net earnings	$48,616	1.03%	$57,137	1.25%

Weighted average number of common shares outstanding
Diluted	135,862		134,087
Basic	133,983		133,639
Net earnings per common share—diluted	$0.36		$0.43
Net earnings per common share—basic	$0.36		$0.43
Dividends per common share	$0.1450		$0.1425

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Year-to-date (40 weeks) ended
	November 29, 2003	% of sales	November 30, 2002	% of sales
Net sales	$15,165,920	100.0%	$14,547,446	100.0%
Costs and expenses
Cost of sales	13,082,296	86.26	12,602,478	86.63
Selling and administrative expenses	1,651,634	10.89	1,510,845	10.39
Restructure and other charges	10,601	0.07	—	—

Operating earnings	421,389	2.78	434,123	2.98
Interest
Interest expense	129,249	0.85	143,166	0.98
Interest income	13,983	0.09	15,551	0.11

Interest expense, net	115,266	0.76	127,615	0.87

Earnings before income taxes	306,123	2.02	306,508	2.11
Provision for income taxes
Current	81,668	0.54	78,625	0.54
Deferred	39,937	0.26	34,784	0.24

Income tax expense	121,605	0.80	113,409	0.78

Net earnings	$184,518	1.22%	$193,099	1.33%

Weighted average number of common shares outstanding
Diluted	135,069		135,160
Basic	133,848		133,742
Net earnings per common share—diluted	$1.37		$1.43
Net earnings per common share—basic	$1.38		$1.44
Dividends per common share	$0.4325		$0.4250

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Retail food	$2,417,853	$2,271,198	$7,759,895	$7,330,572
% of total	51.0%	49.9%	51.2%	50.4%
Food distribution	2,321,130	2,282,245	7,406,025	7,216,874
% of total	49.0%	50.1%	48.8%	49.6%

Total net sales	$4,738,983	$4,553,443	$15,165,920	$14,547,446
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$83,418	$93,385	$305,954	$321,282
% of sales	3.5%	4.1%	3.9%	4.4%
Food distribution operating earnings	60,908	43,603	166,515	140,551
% of sales	2.6%	1.9%	2.2%	1.9%

Subtotal	144,326	136,988	472,469	461,833
% of sales	3.0%	3.0%	3.1%	3.2%

General corporate expenses	(9,730)	(8,463)	(40,479)	(27,710)
Restructure and other charges	(7,154)	—	(10,601)	—

Total operating earnings	127,442	128,525	421,389	434,123
% of sales	2.7%	2.8%	2.8%	3.0%
Interest expense	(42,121)	(42,508)	(129,249)	(143,166)
Interest income	4,226	4,709	13,983	15,551

Earnings before income taxes	89,547	90,726	306,123	306,508
Provision for income taxes	(40,931)	(33,589)	(121,605)	(113,409)

Net earnings	$48,616	$57,137	$184,518	$193,099

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

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Third Quarter	Fiscal Year End
	November 29, 2003	February 22, 2003
Assets
Current Assets
Cash and cash equivalents	$52,274	$29,188
Receivables, net ($0 as of November 29, 2003 and $264,392 as of February 22, 2003 pledged as collateral)	531,644	477,429
Inventories, net	1,238,725	1,049,283
Other current assets	139,421	91,466

Total current assets	1,962,064	1,647,366
Long-term receivables, net	112,226	126,435
Property, plant and equipment, net	2,081,488	2,220,850
Goodwill	1,563,487	1,576,584
Other assets	398,116	325,010

Total assets	$6,117,381	$5,896,245

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$—	$80,000
Accounts payable	1,256,227	1,081,734
Current debt and obligations under capital leases	311,183	61,580
Other current liabilities	386,881	301,993

Total current liabilities	1,954,291	1,525,307
Long-term debt and obligations under capital leases	1,624,854	2,019,658
Other liabilities and deferred income taxes	396,075	342,040
Commitments and contingencies
Total stockholders’ equity	2,142,161	2,009,240

Total liabilities and stockholders’ equity	$6,117,381	$5,896,245

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 23, 2002	150,670	$150,670	$121,444	(17,781)	$(335,885)	$(7,075)	$1,969,984	$1,899,138
Comprehensive income:
Net earnings	—	—	—	—	—	—	257,042	257,042
Amortization of loss on derivative financial instruments, net of deferred taxes of $0.2 million	—	—	—	—	—	340	—	340
Minimum pension liability, net of deferred taxes of $47.1 million	—	—	—	—	—	(72,328)	—	(72,328)

Total comprehensive income	—	—	—	—	—	—	—	185,054
Sales of common stock under option plans	—	—	(9,196)	2,155	47,618	—	—	38,422
Cash dividends declared on common stock—$.5675 per share	—	—	—	—	—	—	(76,094)	(76,094)
Compensation under employee incentive plans	—	—	1,780	152	3,099	—	—	4,879
Purchase of shares for treasury	—	—	—	(1,508)	(42,159)	—	—	(42,159)

BALANCES AT FEBRUARY 22, 2003	150,670	150,670	114,028	(16,982)	(327,327)	(79,063)	2,150,932	2,009,240
Comprehensive income:
Net earnings	—	—	—	—	—	—	184,518	184,518
Amortization of loss on derivative financial instruments (including impact of debt redemption), net of deferred taxes of $4.2 million	—	—	—	—	—	6,735	—	6,735

Total comprehensive income	—	—	—	—	—	—	—	191,253
Sales of common stock under option plans	—	—	(9,489)	743	22,144	—	—	12,655
Cash dividends declared on common stock—$0.4325 per share	—	—	—	—	—	—	(57,952)	(57,952)
Compensation under employee incentive plans	—	—	(681)	93	2,245	—	—	1,564
Purchase of shares for treasury	—	—	—	(614)	(14,599)	—	—	(14,599)

BALANCES AT NOVEMBER 29, 2003	150,670	$150,670	$103,858	(16,760)	$(317,537)	$(72,328)	$2,277,498	$2,142,161

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (40 weeks) ended
	November 29, 2003	November 30, 2002
Net cash provided by operating activities	$472,943	$388,596

Cash flows from investing activities
Additions to long-term notes receivable	(15,670)	(44,755)
Proceeds received on long-term notes receivable	26,176	34,284
Proceeds from sale of assets	53,787	37,317
Purchases of property, plant and equipment	(224,968)	(290,339)

Net cash used in investing activities	(160,675)	(263,493)

Cash flows from financing activities
Net (reduction) issuance of notes payable	(80,000)	199,800
Proceeds from issuance of long-term debt	—	296,535
Repayment of long-term debt	(120,109)	(488,432)
Reduction of obligations under capital leases	(26,091)	(24,493)
Net proceeds from the sale of common stock under option plans	9,207	31,542
Dividends paid	(57,590)	(56,584)
Payment for purchase of treasury shares	(14,599)	(42,159)

Net cash used in financing activities	(289,182)	(83,791)

Net increase in cash and cash equivalents	23,086	41,312
Cash and cash equivalents at beginning of period	29,188	12,171

Cash and cash equivalents at the end of period	$52,274	$53,483

Supplemental Information:
Pretax LIFO expense	$4,573	$2,766
Pretax depreciation and amortization	$227,853	$221,746

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

Statement of Registrant:

The data presented herein is unaudited but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at November 29, 2003 and November 30, 2002, and the results of the company’s operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(In thousands)
Amounts invoiced to independent retailers	$190,471	$154,481	$573,916	$512,682
Amounts due and paid to vendors	186,512	151,325	561,687	501,561

Net gross margin	$3,959	$3,156	$12,229	$11,121

Comprehensive Income:

The components of comprehensive income, net of related tax, are as follows:

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(In thousands)
Net earnings	$48,616	$57,137	$184,518	$193,099
Amortization of loss on derivative financial instruments	78	78	262	262
Accelerated amortization of loss on derivative financial instruments due to debt redemption	6,473	—	6,473	—

Total amortization	6,551	—	6,735	—

Total comprehensive income	$55,167	$57,215	$191,253	$193,361

On February 25, 2001, due to the implementation of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the company’s existing interest rate swap agreements were recorded at fair market value in the company’s Condensed Consolidated Balance Sheets. On July 6, 2001, the two swaps were terminated and the remaining fair market value adjustments, which were offsetting, were being amortized over the original term of the hedge. In conjunction with the company’s early redemption of its $100 million 8.875% Notes due 2022 during the third quarter of fiscal 2004, the remaining fair market value adjustments of the two terminated swaps relating to these notes were recognized as interest expense during the third quarter of fiscal 2004. There was no net impact to the Consolidated Statement of Earnings for the third quarter of fiscal 2004 as the two terminated swaps were offsetting.

Net Earnings Per Share (EPS):

Basic EPS is calculated using earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding includes the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been exercised.

The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(In thousands, except per share data)
Earnings per share – basic
Income available to common shareholders	$48,616	$57,137	$184,518	$193,099
Weighted average shares outstanding	133,983	133,639	133,848	133,742
Earnings per share – basic	$0.36	$0.43	$1.38	$1.44

Earnings per share – diluted
Income available to common shareholders	$48,616	$57,137	$184,518	$193,099
Weighted average shares outstanding	133,983	133,639	133,848	133,742
Dilutive impact of options outstanding	1,879	448	1,221	1,418

Weighted average shares and potential dilutive shares outstanding	135,862	134,087	135,069	135,160
Earnings per share – diluted	$0.36	$0.43	$1.37	$1.43

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

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(In thousands, except per share data)
Net earnings, as reported	$48,616	$57,137	$184,518	$193,099
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,108)	(1,788)	(7,527)	(7,735)

Pro forma net earnings	$46,508	$55,349	$176,991	$185,364

Earnings per share – basic:
As reported	$0.36	$0.43	$1.38	$1.44
Pro forma	$0.34	$0.41	$1.32	$1.38
Earnings per share – diluted:
As reported	$0.36	$0.43	$1.37	$1.43
Pro forma	$0.34	$0.41	$1.31	$1.37

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2004. SFAS No. 143 did not have an impact on the company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Certain provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, while the remaining provisions were effective for the company in the second quarter of fiscal 2004. SFAS No. 145 did not have an impact on the company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, FASB Staff Position No. 46-6 delayed the consolidation requirements until annual or interim periods ending after December 15, 2003. The company does not expect FIN No. 46 to have a material impact on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions to SFAS No. 132 are effective for fiscal years ending after December 15, 2003 and will be incorporated in the company’s year-end consolidated financial statements for fiscal 2004.

Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting; arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 was effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue No. 00-21 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, determines whether an arrangement conveying the right to use property, plant and equipment meets the definition of a lease within the scope of SFAS 13, “Accounting for Leases”. EITF Issue No. 01-8 was effective the first interim period beginning after May 28, 2003. EITF Issue No. 01-8 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments”, addresses both qualitative and quantitative disclosures. These disclosures are required for marketable equity and debt securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-1 will not have an impact on the company’s consolidated financial statements.

EITF Issue No. 03-10, “Application of EITF 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, requires that when specified criteria are met, a retailer accepting manufacturers’ coupons should reflect the value of the coupon as revenue and not as a reduction in cost of sales. EITF Issue No. 03-10 is effective for the first interim period beginning after November 25, 2003. EITF Issue No. 03-10 will not have an impact on the company’s consolidated financial statements.

RESTRUCTURE AND OTHER CHARGES

In the third quarter of fiscal 2004, the company recognized pre-tax restructure and other charges of $7.2 million reflected in the “Restructure and other charges” line in the accompanying Consolidated Statements of Earnings. The charges reflect adjustments to the restructure reserves and asset impairment charges for restructure 2001. For year-to-date fiscal 2004, the company recognized pre-tax restructure and other charges of $10.6 million. The charges reflect the net adjustments to the restructure reserves and asset impairment charges of $0.6 million, $9.7 million and $0.3 million for restructure 2002, 2001 and 2000, respectively. The increases are due to higher than anticipated employee benefit related costs and continued softening of real estate in certain markets.

The information within this footnote includes only those restructure and other charges that are the result of previously initiated restructure activities. In addition, the company maintains reserves for properties that have been closed as part of management’s ongoing operating decisions. Those reserves are disclosed within the Reserves for Closed Properties, Assets Held for Sale and Asset Impairment note.

Restructure 2002

In the fourth quarter of fiscal 2002, the company identified additional efforts that would allow it to extend its food distribution efficiency program that began early in fiscal 2001. The additional food distribution efficiency initiatives identified resulted in pre-tax restructure charges of $16.3 million, primarily related to personnel reductions in administrative and transportation functions. Management began the initiatives in fiscal 2003 and the majority of these actions were completed by the end of fiscal 2003.

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

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments. Details of the fiscal 2002 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance November 29, 2003
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$1,054	$(630)	$(43)	$381

	1,054	(630)	(43)	381
Employee related costs:
Administrative realignment	2,390	(3,019)	629	—

	2,390	(3,019)	629	—

Total restructure charges	$3,444	$(3,649)	$586	$381

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Fiscal 2003	Balance February 22, 2003	Employees Terminated in Fiscal 2004	Balance November 29, 2003
Employees	800	(650)	150	(150)	—

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

In the third quarter of fiscal 2004, the fiscal 2001 restructure and other charges were increased by $7.2 million, including a $6.0 million increase to the restructure reserves and a $1.2 million increase in asset impairment charges. The reserve increase of $6.0 million was a result of changes in estimates on employee benefit related costs from previously exited food distribution facilities. For year-to-date fiscal 2004, the fiscal 2001 restructure and other charges were increased by $9.7 million, including an $8.5 million increase to the restructure reserves and a $1.2 million increase in asset impairment charges. The reserve increase of $8.5 million was a result of changes in estimates on employee benefit related costs from previously exited food distribution facilities and changes in estimates on exited real estate in certain markets for food distribution properties.

Included in the asset impairment charges in fiscal 2001 of $89.7 million were $57.4 million of charges related to retail food properties and $32.3 million of charges related to food distribution properties. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the “Restructure and other charges” line in the accompanying Consolidated Statements of Earnings for fiscal 2001. In the fourth quarter of fiscal 2003, the fiscal 2001 asset impairment charges for property, plant and equipment were decreased by $3.6 million primarily due to changes in estimates on exited real estate in certain markets and includes a decrease of $8.2 million in estimates related to certain food distribution properties offset by an increase of $4.6 million in estimates related to certain retail food properties. In the third quarter of fiscal 2004, the fiscal 2001 asset impairment charges for property, plant and equipment were increased by $1.2 million primarily due to changes in estimates on exited real estate in certain markets for food distribution properties. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and employee benefit related costs from previously exited food distribution facilities. Details of the fiscal 2001 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance November 29, 2003
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$6,473	$(1,692)	$133	$4,914
Exit of non-core retail markets	8,844	(3,479)	1,324	6,689
Disposal of non-core assets and other administrative reductions	4,299	(1,101)	543	3,741

	19,616	(6,272)	2,000	15,344
Employee related costs:
Consolidation of distribution centers	9,604	(5,595)	6,221	10,230
Exit of non-core retail markets	2,980	(2,680)	297	597

	12,584	(8,275)	6,518	10,827

Total restructure and other charges	$32,200	$(14,547)	$8,518	$26,171

	Previously Recorded		Fiscal 2004 Adjustment	Balance November 29, 2003
Impairment charges	$86,169		$1,156	$87,325

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

Included in the asset impairment charges in fiscal 2000 of $17.4 million were writedowns on food distribution assets of $10.6 million for property, plant and equipment, $5.6 million of goodwill and other intangibles, and $1.2 million for other assets that were reflected in the “Restructure and other charges” line in the accompanying Consolidated Statements of Earnings for fiscal 2000. In the fourth quarter of fiscal 2003, the fiscal 2000 asset impairment charges for property, plant and equipment on food distribution properties were decreased by $4.5 million primarily due to changes in estimates on exited real estate in certain markets. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance November 29, 2003
	(In thousands)
Lease related costs:
Facility consolidation	$8,083	$(7,464)	$48	$667
Non-core store disposal	3,042	(1,123)	293	2,212

Total restructure and other charges	$11,125	$(8,587)	$341	$2,879

	Previously Recorded		Fiscal 2004 Adjustment	November 29, 2003
Impairment charges	12,964		$—	$12,964

The number of actual employees terminated under the fiscal 2000 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. There was no activity in fiscal 2003 or fiscal 2004. Details of the fiscal 2000 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002
Employees	2,517	(1,693)	(824)	—

RESERVES FOR CLOSED PROPERTIES, ASSETS HELD FOR SALE AND ASSET IMPAIRMENT

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

	Balance February 22, 2003	Additions	Usage	Balance November 29, 2003
Reserves for Closed Properties	$49,873	9,430	(10,164)	$49,139

Assets Held for Sale

At November 29, 2003, the company had approximately $46.1 million of assets classified as held for sale reflected in the “Other current assets” line in the accompanying Condensed Consolidated Balance Sheets. These assets are comprised primarily of closed distribution centers and retail stores that the company is actively marketing for sale, sub-lease or assignment. The company anticipates selling or disposing of these assets within one year from the date the assets were designated as held for sale.

Asset Impairment

In the third quarter of fiscal 2004 and for year-to-date fiscal 2004, the company recognized impairment charges of $6.2 million and $7.6 million, respectively, on the write-down of property, plant and equipment for closed properties. The $6.2 million impairment charge recognized in the third quarter of fiscal 2004 related to retail food. Of the $7.6 million impairment charge recognized year-to-date, $6.2 million related to retail food and $1.4 million related to food distribution. Impairment charges, a component of selling and administrative expenses in the accompanying Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In the third quarter of fiscal 2004, the company completed an asset exchange with C&S Wholesale Grocers, Inc. (C&S) whereby the company acquired certain former Fleming Companies’ distribution operations in the Midwest from C&S in exchange for the company’s New England operations (Asset Exchange). The Asset Exchange resulted in the addition of approximately $58.0 million of intangible assets related to customer relationships and trademarks and a reduction in goodwill of $20.0 million related to the company’s New England operations included in the Asset Exchange.

At November 29, 2003, the company had approximately $1.6 billion of goodwill of which $0.9 billion related to retail food and $0.7 billion related to food distribution.

A summary of changes in the company’s other acquired intangible assets during fiscal 2003 and year-to-date fiscal 2004 follows:

	February 23, 2002	Amorti- zation	Other net adjustments	February 22, 2003	Amorti- zation	Asset Exchange	Other net adjustments	November 29, 2003
	(in thousands)
Trademarks	$—	$—	$—	$—	—	$15,106	$—	$15,106
Customer relationships (accumulated amortization of $0 at November 29, 2003)	—	—	—	—	—	42,905	—	42,905
Non-compete agreements (accumulated amortization of $4,376 and $4,834 at February 22 and November 29, 2003)	8,406	—	100	8,506	—	—	(230)	8,276
Customer lists and other (accumulated amortization of $4,313 and $4,236, at February 22 and November 29, 2003)	8,180	—	190	8,370	—	—	(152)	8,218

Total other acquired intangible assets	16,586		290	16,876		58,011	(382)	74,505
Accumulated amortization	(7,414)	(1,380)	105	(8,689)	(1,059)		678	(9,070)

Total other acquired intangible assets, net	$9,172	$(1,380)	$395	$8,187	$(1,059)	$58,011	$296	$65,435

Other intangible assets are presented in the “Other assets” line in the accompanying Condensed Consolidated Balance Sheets. In the third quarter of fiscal 2004 and for year-to-date fiscal 2004, the company recorded amortization expense of approximately $0.3 million and $1.1 million, respectively. Future amortization expense will approximate $3.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

On February 25, 2001, due to the implementation of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the company’s existing interest rate swap agreements were recorded at fair market value in the company’s Condensed Consolidated Balance Sheets. On July 6, 2001, the two swaps were terminated and the remaining fair market value adjustments, which were offsetting, were being amortized over the original term of the hedge. In conjunction with the company’s early redemption of its $100 million 8.875% Notes due 2022 during the third quarter of fiscal 2004, the remaining fair market value adjustments of the two terminated swaps relating to these notes were recognized as interest expense during the third quarter of fiscal 2004. There was no net impact to the Consolidated Statement of Earnings for the third quarter of fiscal 2004 as the two terminated swaps were offsetting.

In the first quarter of fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchange a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are reflected in the “Other assets” line in the accompanying Condensed Consolidated Balance Sheets. At November 29, 2003 the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expense in the accompanying Consolidated Statements of Earnings, and through November 29, 2003, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the company guarantees certain leases, fixture financing loans and other debt obligations of various of its food distribution affiliated retailers. These guarantees were made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At November 29, 2003, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $289.8 million and represents $184.3 million on a discounted basis. In addition, the company has guaranteed construction loans on warehouses of $13.9 million at November 29, 2003 that the company will purchase upon completion. In April 2003, the company refinanced a synthetic lease including a residual value guarantee with a fair value of approximately $3.0 million which is reflected in the “Other liabilities” line in the accompanying Condensed Consolidated Balance Sheets as of November 29, 2003.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the third quarter of fiscal 2004, the company achieved net sales of $4.7 billion compared with $4.6 billion last year. Net earnings for the third quarter of fiscal 2004 were $48.6 million and diluted earnings per share were $0.36 compared with net earnings of $57.1 million and diluted earnings per share of $0.43 last year. Operating results for the third quarter of fiscal 2004 include the impact of three events which occurred during the quarter. First, on September 13, 2003, as part of an asset exchange agreement with C&S Wholesale Grocers, Inc., the company acquired certain former Fleming Companies’ distribution operations in the Midwest in exchange for the company’s New England operations (Asset Exchange). Late in the third quarter of fiscal 2004, the company sold or closed its Denver based operations that included nine retail stores and a food distribution facility (Denver Disposition). And third, the company experienced a 28-day strike in St. Louis, Missouri, by its retail union employees which covered 21 of the company’s Shop ’n Save stores (St. Louis Strike).

Net Sales

Net sales for the third quarter of fiscal 2004 were $4.7 billion, an increase of 4.1 percent from last year. Retail food sales were 51.0 percent of net sales for the third quarter of fiscal 2004 compared with 49.9 percent last year. Food distribution sales were 49.0 percent of net sales for the third quarter of fiscal 2004 compared with 50.1 percent last year.

Retail food sales for the third quarter of fiscal 2004 increased 6.5 percent compared with last year, primarily reflecting new store openings and increases in same-store sales, defined as stores operating for four full quarters including store expansions partially offset by the impact of the St. Louis Strike. Same-store retail sales for the third quarter of fiscal 2004 were positive 3.0 percent, impacted by approximately 0.6 percent of planned in-market expansion.

Store activity since last year’s third quarter, including licensed stores, resulted in 122 new stores opened and 45 stores closed for a total of 1,468 stores at the end of third quarter fiscal 2004. Total retail square footage, including licensed stores, increased approximately 1.1 percent from last year’s third quarter, reflecting a 2.0 percent impact from the Denver Disposition.

Food distribution sales for the third quarter of fiscal 2004 increased 1.7 percent compared with last year, primarily reflecting new customer affiliations, which more than offset customer attrition and the net revenue loss as a result of the Asset Exchange.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 13.6 percent for the third quarter of fiscal 2004 compared with 13.1 percent last year. The increase in gross profit as a percent of net sales primarily reflects the improved leverage from the concentration of food distribution volume growth in existing facilities, the benefits of food distribution efficiency initiatives implemented during the course of the prior year and improved merchandising execution across retail operations.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 10.8 percent for the third quarter of fiscal 2004 compared with 10.3 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects costs associated with the Denver Disposition, including related reserves for closed stores, the impact of the St. Louis Strike and increases in employee benefit related costs.

Restructure and Other Charges

For the third quarter of fiscal 2004, the company incurred $7.2 million, or 0.2 percent of net sales, in pre-tax restructure and other charges, consisting of $6.0 million for increased liabilities associated with employee benefit related costs from previously exited food distribution facilities and $1.2 million for changes in estimates on exited real estate in certain markets for food distribution.

Operating Earnings

Operating earnings for the third quarter of fiscal 2004 decreased 0.8 percent to $127.4 million compared with $128.5 million last year. Third quarter of fiscal 2004 operating earnings include $7.2 million in pre-tax restructure and other charges. Retail food operating earnings for the third quarter of fiscal 2004 decreased 10.7 percent to $83.4 million, or 3.5 percent of net sales, from last year’s operating earnings of $93.4 million, or 4.1 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, was due to costs associated with the Denver Disposition, including related reserves for closed stores, and the impact of the St. Louis Strike. In addition, improved merchandising execution was offset by increases in employee benefit related costs, which continue to increase at a rate faster than sales growth. Food distribution operating earnings for the third quarter of fiscal 2004 increased 39.7 percent to $60.9 million, or 2.6 percent of net sales, from last year’s operating earnings of $43.6 million, or 1.9 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects improved leverage from the concentration of food distribution volume growth in existing facilities and the benefits of efficiency initiatives implemented during the course of the prior year.

Net Interest Expense

Interest expense was $42.1 million in the third quarter of fiscal 2004 compared with $42.5 million last year. The decrease primarily reflects lower borrowing levels that more than offset $5.8 million in pre-tax costs related to the early redemption of $100 million of debt at a price of 103.956 percent. Interest income was $4.2 million in the third quarter of fiscal 2004 compared with $4.7 million last year.

Income Taxes

The effective tax rate was 45.7 and 37.0 percent in the third quarter of fiscal 2004 and fiscal 2003, respectively. The increase in the effective tax rate in the current quarter was due to $7.6 million of taxes due on the Asset Exchange.

Net Earnings

Net earnings were $48.6 million, or $0.36 per diluted share, in the third quarter of fiscal 2004 compared with net earnings of $57.1 million, or $0.43 per diluted share last year.

Weighted average diluted shares increased to 135.9 million in the third quarter of fiscal 2004 compared with 134.1 million shares last year, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

YEAR-TO-DATE RESULTS:

Year-to-date for fiscal 2004, the company achieved net sales of $15.2 billion compared with $14.5 billion last year. Net earnings for fiscal 2004 year-to-date were $184.5 million and diluted earnings per share were $1.37 compared with net earnings of $193.1 million and diluted earnings per share of $1.43 last year. Year-to-date operating results include the impact of the Asset Exchange, Denver Disposition and the St. Louis Strike, which all occurred in the third quarter of fiscal 2004.

Net Sales

Net sales for fiscal 2004 year-to-date were $15.2 billion, an increase of 4.3 percent from last year. Retail food sales were 51.2 percent of net sales for fiscal 2004 year-to-date compared with 50.4 percent last year. Food distribution sales were 48.8 percent of net sales for fiscal 2004 year-to-date compared with 49.6 percent last year.

Retail food sales for fiscal 2004 year-to-date increased 5.9 percent compared with last year, primarily reflecting new store openings and increases in same-store sales partially offset by the impact of the St. Louis Strike. Same-store retail sales for fiscal 2004 year-to-date were positive 2.0 percent, impacted by approximately 0.7 percent of planned in-market expansion.

Food distribution sales for fiscal 2004 year-to-date increased 2.6 percent compared with last year, primarily reflecting new customer affiliations, which more than offset customer attrition, and the net revenue loss as a result of the Asset Exchange.

Gross Profit

Gross profit, as a percent of net sales, was 13.7 percent for fiscal 2004 year-to-date compared with 13.4 percent last year. The increase in gross profit, as a percent of net sales, primarily reflects improved merchandising execution for retail, the food distribution benefits of efficiency initiatives implemented during the course of the prior year and improved leverage from the concentration of food distribution volume growth in existing facilities.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 10.9 percent for fiscal 2004 year-to-date compared with 10.4 percent last year. The increase in selling and administrative expenses, as a percent of net sales, reflects costs associated with the Denver Disposition, including related reserves for closed stores and the impact of the St. Louis Strike. In addition, the increase reflects increases in employee benefit related costs, $9.4 million in additional reserves for non-operating properties and approximately $5 million, net, in litigation settlements.

Restructure and Other Charges

For fiscal 2004 year-to-date, the company incurred $10.6 million, or 0.1 percent of net sales, in pre-tax restructure and other charges, consisting of $6.0 million for increased liabilities associated with employee benefit related costs from previously exited food distribution facilities and $4.6 million for changes in estimates on exited real estate in certain markets for food distribution.

Operating Earnings

Operating earnings for fiscal 2004 year-to-date decreased 2.9 percent to $421.4 million compared with $434.1 million last year. Fiscal 2004 year-to-date operating earnings include $10.6 million in pre-tax restructure and other charges. Retail food operating earnings for fiscal 2004 year-to-date decreased 4.8 percent to $306.0 million, or 3.9 percent of net sales, from last year’s operating earnings of $321.3 million, or 4.4 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, was primarily due to costs associated with the Denver Disposition, including related reserves for closed stores and the impact of the St. Louis Strike. In addition, improved merchandising execution was offset by increases in employee benefit related costs, which continue to increase at a rate faster than sales growth. Food distribution operating earnings for fiscal 2004 year-to-date increased 18.5 percent to $166.5 million, or 2.2 percent of net sales, from last year’s operating earnings of $140.6 million, or 1.9 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects the benefits of efficiency initiatives implemented during the course of the prior year and improved leverage from the concentration of food distribution growth in existing facilities.

Net Interest Expense

Interest expense was $129.2 million in fiscal 2004 year-to-date compared with $143.2 million last year. The decrease primarily reflects lower borrowing levels that more than offset $5.8 million in pre-tax costs related to the early redemption of $100 million of debt at a price of 103.956 percent in the third quarter of fiscal 2004. Interest income was $14.0 million in fiscal 2004 year-to-date compared with $15.6 million last year.

Income Taxes

The effective tax rate was 39.7 percent and 37.0 percent in fiscal 2004 year-to-date and fiscal 2003 year-to-date, respectively. The increase in the effective tax rate in the current year was due to $7.6 million of taxes due on the Asset Exchange.

Net Earnings

Net earnings were $184.5 million, or $1.37 per diluted share, in fiscal 2004 year-to-date compared with net earnings of $193.1 million, or $1.43 per diluted share last year.

Weighted average diluted shares decreased to 135.1 million fiscal 2004 year-to-date compared with 135.2 million shares last year, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

RESTRUCTURE AND OTHER CHARGES

In the third quarter of fiscal 2004, the company recognized pre-tax restructure and other charges of $7.2 million reflected in the “Restructure and other charges” line in the accompanying Consolidated Statements of Earnings. The charges reflect adjustments to the restructure reserves and asset impairment charges for restructure 2001. For year-to-date fiscal 2004, the company recognized pre-tax restructure and other charges of $10.6 million. The charges reflect the net adjustments to the restructure reserves and asset impairment charges of $0.6 million, $9.7 million and $0.3 million for restructure 2002, 2001 and 2000, respectively. The increases are due to higher than anticipated employee benefit related costs and continued softening of real estate in certain markets.

Restructure 2002

In the fourth quarter of fiscal 2002, the company identified additional efforts that would allow it to extend its food distribution efficiency program that began early in fiscal 2001. The additional food distribution efficiency initiatives identified resulted in pre-tax restructure charges of $16.3 million, primarily related to personnel reductions in administrative and transportation functions. Management began the initiatives in fiscal 2003 and the majority of these actions were completed by the end of fiscal 2003.

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

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments. Details of the fiscal 2002 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance November 29, 2003
	(In thousands)
Lease related costs:
Transportation efficiency initiatives	$1,054	$(630)	$(43)	$381

	1,054	(630)	(43)	381
Employee related costs:
Administrative realignment	2,390	(3,019)	629	—

	2,390	(3,019)	629	—

Total restructure charges	$3,444	$(3,649)	$586	$381

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Fiscal 2003	Balance February 22, 2003	Employees Terminated in Fiscal 2004	Balance November 29, 2003
Employees	800	(650)	150	(150)	—

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

In the third quarter of fiscal 2004, the fiscal 2001 restructure and other charges were increased by $7.2 million, including a $6.0 million increase to the restructure reserves and a $1.2 million increase in asset impairment charges. The reserve increase of $6.0 million was a result of changes in estimates on employee benefit related costs from previously exited food distribution facilities. For year-to-date fiscal 2004, the fiscal 2001 restructure and other charges were increased by $9.7 million, including an $8.5 million increase to the restructure reserves and a $1.2 million increase in asset impairment charges. The reserve increase of $8.5 million was a result of changes in estimates on employee benefit related costs from previously exited food distribution facilities and changes in estimates on exited real estate in certain markets for food distribution properties.

Included in the asset impairment charges in fiscal 2001 of $89.7 million were $57.4 million of charges related to retail food properties and $32.3 million of charges related to food distribution properties. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the “Restructure and other charges” line in the accompanying Consolidated Statements of Earnings for fiscal 2001. In the fourth quarter of fiscal 2003, the fiscal 2001 asset impairment charges for property, plant and equipment were decreased by $3.6 million primarily due to changes in estimates on exited real estate in certain markets and includes a decrease of $8.2 million in estimates related to certain food distribution properties offset by an increase of $4.6 million in estimates related to certain retail food properties. In the third quarter of fiscal 2004, the fiscal 2001 asset impairment charges for property, plant and equipment were increased by $1.2 million primarily due to changes in estimates on exited real estate in certain markets for food distribution properties. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and employee benefit related costs from previously exited food distribution facilities. Details of the fiscal 2001 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance November 29, 2003
	(In thousands)
Lease related costs:
Consolidation of distribution centers	$6,473	$(1,692)	$133	$4,914
Exit of non-core retail markets	8,844	(3,479)	1,324	6,689
Disposal of non-core assets and other administrative reductions	4,299	(1,101)	543	3,741

	19,616	(6,272)	2,000	15,344
Employee related costs:
Consolidation of distribution centers	9,604	(5,595)	6,221	10,230
Exit of non-core retail markets	2,980	(2,680)	297	597

	12,584	(8,275)	6,518	10,827

Total restructure and other charges	$32,200	$(14,547)	$8,518	$26,171

	Previously Recorded		Fiscal 2004 Adjustment	Balance November 29, 2003
Impairment charges	$86,169		$1,156	$87,325

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

Included in the asset impairment charges in fiscal 2000 of $17.4 million were writedowns on food distribution assets of $10.6 million for property, plant and equipment, $5.6 million of goodwill and other intangibles, and $1.2 million for other assets that were reflected in the “Restructure and other charges” line in the accompanying Consolidated Statements of Earnings for fiscal 2000. In the fourth quarter of fiscal 2003, the fiscal 2000 asset impairment charges for property, plant and equipment on food distribution properties were decreased by $4.5 million primarily due to changes in estimates on exited real estate in certain markets. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance November 29, 2003
	(In thousands)
Lease related costs:
Facility consolidation	$8,083	$(7,464)	$48	$667
Non-core store disposal	3,042	(1,123)	293	2,212

Total restructure and other charges	$11,125	$(8,587)	$341	$2,879

	Previously Recorded		Fiscal 2004 Adjustment	November 29, 2003
Impairment charges	12,964		$—	$12,964

The number of actual employees terminated under the fiscal 2000 restructure plan was adjusted to a lower number than originally expected primarily due to higher than anticipated voluntary attrition. There was no activity in fiscal 2003 or fiscal 2004. Details of the fiscal 2000 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Prior Years	Adjustments in Prior Years	Balance February 23, 2002
Employees	2,517	(1,693)	(824)	—

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $472.9 million for fiscal 2004 year-to-date compared with $388.6 million last year. The increase in cash from operations as compared to last year is attributable to an improvement in working capital.

Net cash used in investing activities was $160.7 million for fiscal 2004 year-to-date compared with $263.5 million last year. Fiscal 2004 year-to-date investing activities primarily reflect capital spending to fund retail store expansion, store remodeling, extreme value distribution facilities and technology enhancements. Fiscal 2003 year-to-date investing activities primarily reflect capital spending to fund retail store expansion, including the acquisition of Deals, store remodeling and technology enhancements.

Net cash used in financing activities was $289.2 million for fiscal 2004 year-to-date compared with $83.8 million last year. Fiscal 2004 year-to-date financing activities primarily reflect the early redemption of $100.0 million of the company’s 8.875% notes due in 2022 at the redemption price of 103.956% of the principal amount of the notes, the net reduction in notes payable of $80.0 million, the purchase of treasury shares of $14.6 million and the payment of dividends of $57.6 million. Fiscal 2003 year-to-date financing activities primarily reflect the issuance of $300.0 million 10-year 7.50% Senior Notes, completed in May 2002, the net issuance of notes payable of $199.8 million, the early redemption of $173.0 million of the company’s 9.75% Senior Notes due in fiscal 2005 at the redemption price of 102.4375% of the principal amount of the Senior Notes, the retirement of a $300 million 7.8% bond that matured in November 2002, the purchase of treasury shares of $42.2 million and the payment of dividends of $56.6 million.

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

As of November 29, 2003, the company’s current portion of outstanding debt was $280.0 million, which the company anticipates that it will retire through a combination of operating cash flow and its existing available bank facilities. The company had no outstanding borrowings under its unsecured $650.0 million revolving credit facility. Letters of credit outstanding under the credit facility were $129.7 million and the unused available credit under the facility was $520.3 million.

In August 2003, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. There were no outstanding borrowings under this program as of November 29, 2003.

In November 2001, the company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the company to purchase all or a portion of their debentures on the first day of October 2003, 2006 and 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest. On October 1, 2003, none of the holders exercised this option. In the event SUPERVALU’s stock price reaches the convertible debentures’ conversion trigger price of $36.11 in the fourth quarter of fiscal 2004, the company would be required to include an additional 7.8 million shares in its diluted shares outstanding calculation for the first quarter of fiscal 2005.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in September 2004 and April 2008. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million. The lease that expires in April 2008 may be renewed with the lessor’s consent through April 2013, and has a purchase option of approximately $60 million.

On September 13, 2003, the company acquired certain former Fleming Companies’ distribution operations in the Midwest in exchange for the company’s New England operations as part of an asset exchange agreement with C&S Wholesale Grocers, Inc. This transaction will have no material impact on liquidity or capital resources in fiscal 2004. This transaction is expected to contribute to fiscal 2005 earnings per share in the range of $0.07 to $0.10 on an approximately $100 million to $200 million lower revenue stream.

Capital spending during the third quarter of fiscal 2004 was $97.5 million, including $23.5 million in capital leases. Capital spending for year-to-date fiscal 2004 was $259.9 million, including $35.0 million in capital leases. Capital spending primarily included retail store expansion, store remodeling, new extreme value distribution facilities and technology enhancements. The company’s capital budget for fiscal 2004 is projected to be approximately $410.0 million, including approximately $50.0 million in capital leases. The company’s capital budget for fiscal 2005 is projected to be approximately $425.0 million to $450.0 million, including approximately $75.0 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the company guarantees certain leases, fixture financing loans and other debt obligations of various of its food distribution affiliated retailers. These guarantees were made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At November 29, 2003, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $289.8 million and represents $184.3 million on a discounted basis. In addition, the company has guaranteed construction loans on warehouses of $13.9 million at November 29, 2003 that the company will purchase upon completion. In April 2003, the company refinanced a synthetic lease including a residual value guarantee with a fair value of approximately $3.0 million which is reflected in the “Other liabilities” line in the accompanying Condensed Consolidated Balance Sheets as of November 29, 2003.

The following table represents the company’s total commitments and total off-balance sheet arrangements at November 29, 2003:

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Remaining in Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter
	(in thousands)
Commitments:
Debt	$1,391,109	$4,454	$335,588	$79,123	$971,944
Capital and Direct Financing Leases	544,928	31,181	81,813	78,904	353,030

Total Commitments	$1,936,037	$35,635	$417,401	$158,027	$1,324,974

Off-Balance Sheet Arrangements:
Retailer Loan and Lease Guarantees	$289,821	$19,072	$80,275	$53,041	$137,433
Construction Loan Commitments	13,893	13,893	—	—	—
Purchase Options on Synthetic Leases	85,000	—	25,000	—	60,000
Operating Leases	1,060,336	49,396	287,463	208,108	515,369

Total Off-Balance Sheet Arrangements	$1,449,050	$82,361	$392,738	$261,149	$712,802

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

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2004. SFAS No. 143 did not have an impact on the company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Certain provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, while the remaining provisions were effective for the company in the second quarter of fiscal 2004. SFAS No. 145 did not have an impact on the company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, FASB Staff Position No. 46-6 delayed the consolidation requirements until annual or interim periods ending after December 15, 2003. The company does not expect FIN No. 46 to have a material impact on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions to SFAS No. 132 are effective for fiscal years ending after December 15, 2003 and will be incorporated in the company’s year-end consolidated financial statements for fiscal 2004.

Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting; arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 was effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue No. 00-21 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, determines whether an arrangement conveying the right to use property, plant and equipment meets the definition of a lease within the scope of SFAS 13, “Accounting for Leases”. EITF Issue No. 01-8 was effective the first interim period beginning after May 28, 2003. EITF Issue No. 01-8 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments”, addresses both qualitative and quantitative disclosures. These disclosures are required for marketable equity and debt securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-1 will not have an impact on the company’s consolidated financial statements.

EITF Issue No. 03-10, “Application of EITF 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, requires that when specified criteria are met, a retailer accepting manufacturers’ coupons should reflect the value of the coupon as revenue and not as a reduction in cost of sales. EITF Issue No. 03-10 is effective for the first interim period beginning after November 25, 2003. EITF Issue No. 03-10 will not have an impact on the company’s consolidated financial statements.

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

The following is a summary of certain factors, the results of which could cause SUPERVALU’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report:

•	competitive practices in the retail food and food distribution industries,

•	the nature and extent of the consolidation of the retail food and food distribution industries,

•	our ability to attract and retain customers for our food distribution business and to control food distribution costs,

•	our ability to grow through acquisitions and successfully integrate acquired entities,

•	economic conditions that affect the food industry, such as food price deflation and softness in local and national economies, as well as general economic, political conditions or health concerns that affect consumer buying habits generally,

•	wartime activities, threats, and acts of terror directed at the food industry that affect consumer behavior, as well as related security costs,

•	potential work disruptions from labor disputes or national emergencies,

•	the timing and implementation of certain restructure activities we have announced, including our consolidation of certain distribution facilities and our disposition of under-performing stores and non-operating properties,

•	our ability to manage increases in health care and pension costs,

•	the availability of favorable credit and trade terms, and

•	other risk factors inherent in the retail food and food distribution industries.

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

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of November 29, 2003, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

During the fiscal quarter ended November 29, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reports on Form 8-K:

(i) On October 8, 2003, the Registrant furnished a report on Form 8-K reporting under Item 12 “Results of Operations and Financial Condition”, the results for its quarterly fiscal period ended September 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 13, 2004	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Cautionary Statements Pursuant to the Securities Litigation Reform Act.