Form 10-K
period 2004-02-28
SUPERVALU INC
filed 2004-05-04
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 6, 2003 was approximately $3,257,057,854 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on September 5, 2003).

Number of shares of $1.00 par value Common Stock outstanding as of April 24, 2004: 135,328,998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement filed for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

PART I

ITEM 1.    BUSINESS

General Development

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three retail food store formats: extreme value stores primarily under the retail banner Save-A-Lot; price superstores, under the regional retail banners of Cub Foods, Shop ’n Save, Shoppers Food Warehouse and bigg’s; and supermarkets, under the regional retail banners of Farm Fresh, Scott’s and Hornbacher’s. As of the close of the fiscal year, the company conducted its retail operations through 1,483 stores, including 821 licensed extreme value stores. SUPERVALU also provides food distribution and related logistics support services across the United States retail grocery channel. As of the close of the fiscal year, the company served as the primary grocery supplier to approximately 2,470 retail food stores in 48 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 660 stores.

SUPERVALU is focused on retail growth through targeted new store development, remodel activities, licensee growth and acquisitions. During fiscal 2004, the company added 66 net new stores through new store development. The company’s plans also include leveraging its distribution operations by providing logistics and service solutions through an efficient supply chain, which will allow it to affiliate new independent customers and expand its recently launched Advantage Logistics third party logistics business. Consolidation opportunities in the food distribution industry may provide another avenue for growth.

In September 2003, the company acquired certain grocery distribution operations in the Midwest, formerly owned by Fleming, in exchange for its New England operations, pursuant to an Asset Exchange Agreement with C&S Wholesale Grocers (the “Asset Exchange”). Overall revenues declined as a result of the Asset Exchange, but the efficiency of the company’s operations were enhanced as the new business was absorbed by the company’s existing Midwestern facilities. The company has estimated that the Asset Exchange will benefit full year fiscal 2005 earnings by $0.07 to $0.10 per share.

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

The company makes available free of charge at its internet website (www.supervalu.com) various corporate governance materials, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information on the company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

The company will also provide its SEC filings free of charge upon written request to the Corporate Secretary, SUPERVALU INC., P.O. Box 990, Minneapolis, MN 55440.

Additional description of the company’s business is found in Part II, Item 7 of this report.

Financial Information About Reportable Segments

The company’s business is classified by management into two reportable segments: Retail food and food distribution. Retail food operations include three retail food store formats: extreme value stores, regional price superstores and regional supermarkets. The retail formats include results of food stores owned and results of sales to extreme value stores licensed by the company. Food distribution operations include results of sales to affiliated food stores, mass merchants and other customers, and other logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements. The financial information concerning the company’s operations by reportable segment for the years ended February 28, 2004, February 22, 2003 and February 23, 2002 is contained on page F-5.

Retail Food Operations

Overview.    At February 28, 2004, the company conducted its retail food operations through a total of 1,483 retail stores, including 821 licensed extreme value stores. Its principal retail food formats include extreme value stores, regional price superstores and regional supermarkets. These diverse formats enable the company to operate in a variety of markets under widely differing competitive circumstances. Based on revenues, the company was the 11th largest grocery retailer in the United States as of February 28, 2004. In fiscal 2005, the company anticipates opening approximately 110 to 140 new extreme value stores and eight to 10 regional banner stores and continuing its store remodeling program.

Extreme Value Stores.    The company operates extreme value stores primarily under the Save-A-Lot banner. Save-A-Lot holds the number one market position, based on revenues, in the extreme value grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock approximately 1,250 high volume food items generally in a single size for each product sold. At a Save-A-Lot store, the majority of the products offered for sale are custom branded products. The specifications for the Save-A-Lot custom branded product emphasize quality and characteristics that the company believes are comparable to national brands. The company’s attention to the packaging of Save-A-Lot products has resulted in the company registering a number of its custom labels.

After the company’s fiscal 2003 acquisition of a small dollar store general merchandise operator, Deal$ Nothing Over A Dollar (“Deals”), the company started testing several new prototypes of an extreme value combination store, offering both food and dollar-priced general merchandise. During fiscal 2004, the company converted or opened 166 combination stores.

At fiscal year end, there were 1,225 extreme value stores located in 37 states, of which 821 were licensed. These stores are supplied from 16 dedicated distribution centers.

Price Superstores.    The company’s price superstores hold the number one, two or three market position in most of their markets. The price superstore focus is on providing every day low prices and product selection across all departments. Most of the company’s price superstores offer traditional dry grocery departments, along with strong perishable departments and pharmacies. Price superstores carry over 45,000 items and generally range in size from 45,000 to 100,000 square feet with an average size of approximately 64,000 square feet.

At fiscal year end, the company owned and operated 199 price superstores under the Cub Foods, Shop ’n Save, Shoppers Food Warehouse and bigg’s banners in 12 states; an additional 29 stores were franchised to independent retailers under the Cub Foods banner. In-store pharmacies are operated in 176 of the price superstores.

The owned Cub Food stores operate primarily in the Minneapolis/St. Paul and Chicago markets; Shop ’n Save operates primarily in the St. Louis and Pittsburgh markets; Shoppers Food Warehouse operates in the Washington D.C. and Baltimore markets; and bigg’s operates primarily in the Cincinnati market.

Supermarkets.    The company’s traditional supermarkets hold the number one or two market positions in their principal markets. This format combines a grocery store that offers traditional dry grocery and fresh food departments, and a variety of specialty departments that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, photo finishing, delicatessen, bakery, as well as an in-store bank and a traditional drug store that includes a pharmacy. A typical supermarket carries approximately 32,000 items and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 50,000 square feet.

At fiscal year end, the company operated 59 supermarkets under the Farm Fresh, Scott’s and Hornbacher’s banners. The Farm Fresh stores operate primarily in the Virginia Beach, Virginia market; the Scott’s stores operate in the Fort Wayne, Indiana market; and the Hornbacher’s stores operate in the Fargo, North Dakota market. In-store pharmacies are operated in 29 of the supermarkets.

Food Distribution Operations

Overview.    SUPERVALU provides logistics and service solutions to retailers for food and non-food products and is the largest public company food wholesaler in the nation. At February 28, 2004, the company was affiliated with approximately 2,470 stores as their primary supplier, excluding the company’s own regional banner store network, and approximately 660 additional stores as a secondary supplier. SUPERVALU’s customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military. Such customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters.

Products Supplied.    The company offers and supplies its distribution customers with a wide variety and selection of food and non-food products, including groceries, meats, dairy products, frozen foods, deli, bakery, fresh fruits and vegetables, health and beauty aids, general merchandise, seasonal items and tobacco products. Such products include national and regional brands, the company’s own lines of private label products and the private label products of its independent customers. The company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products.

SUPERVALU offers two tiers of private label products to its customers: first quality products under such private labels as CUB, FLAVORITE, HOMEBEST, IGA, RICHFOOD, SHOP ’N SAVE, SUPERCHILL, HEALTHY GENERATIONS, DAILY SOURCE, NUTRIPLAN and CHEF’S CIRCLE; and economy products under the private label of SHOPPERS VALUE. SUPERVALU supplies private label merchandise over a broad range of products in the majority of departments in the store. These products are produced to the company’s specifications by many suppliers.

Logistics Network.    The company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network comprises 24 distribution facilities. The company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers costs of operations. The company is continuing to work on business initiatives that will deliver lower costs of operations. Deliveries to retail stores are made from the company’s distribution centers by company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, many types of meats, dairy products, bakery and other products purchased from the company are delivered directly by suppliers to retail stores under programs established by the company.

The company also offers third party logistics solutions, primarily to the grocery industry, through its Advantage Logistics operation which was formed in 2002.

Trademarks

The company offers some customers the opportunity to franchise a concept or license a service mark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, DEAL$ NOTHING OVER A DOLLAR,

ADVANTAGE LOGISTICS, SENTRY, FESTIVAL FOODS, COUNTY MARKET, SHOP ’N SAVE, NEWMARKET, IGA, FOODLAND, JUBILEE, SUPERVALU and SUPERVALU PHARMACIES. The company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private label product trademarks and service marks. See “Retail Food Operations—Extreme Value Stores” and “Food Distribution Operations—Products Supplied” for further information. The company considers certain of its trademarks and service marks to be of material importance to its business and actively defends and enforces such trademarks and service marks.

Competition

The company’s retail food and food distribution businesses are highly competitive. The company believes that the success of its retail food and food distribution businesses are dependent upon the ability of the company’s retail food operations, and the retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores in a consolidating market. Principal competition comes from local, regional and national chains operating under a variety of formats that devote square footage to selling food (i.e. supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food stores. The company believes that the principal competitive factors that face its owned stores, as well as the stores owned by retailers it supplies, include the location and image of the store, the price, quality and variety of products, and the quality and consistency of service.

The food distribution business competes directly with a number of food wholesalers. The company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees, and the location of distribution facilities.

Employees

At February 28, 2004, the company had approximately 55,200 employees. Approximately 23,600 employees are covered by collective bargaining agreements. During fiscal 2004, 15 collective bargaining agreements covering 3,500 employees were re-negotiated. The only work stoppage in fiscal 2004 was a 28-day strike in the third quarter in the St. Louis market where the company operates 21 regional banner stores. In fiscal 2005, 22 collective bargaining agreements covering approximately 9,300 employees will expire. The company believes that it has generally good relations with its employees.

ITEM 2.    PROPERTIES

Retail Food Operations

The following table is a summary of the corporate retail stores operated by the company under its principal retail formats as of February 28, 2004:

Retail Format	Banner	Location and Number of Corporate Stores	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)

ExtremeValue Stores	Save-A-Lot[1]	Alabama (1), Arizona (2), Arkansas (1), California (19), Connecticut (5), Delaware (6), Florida (73), Georgia (17), Illinois (18), Louisiana (10), Maryland (12), Massachusetts (9), Mississippi (5), Missouri (10), New Jersey (11), New York (5), Ohio (31), Pennsylvania (24), Rhode Island (3), South Carolina (3), Tennessee (5), Vermont (1), Virginia (7), Wisconsin (2)	665,000	3,586,000

	Deals/Super Deals	Alabama (2), Arkansas (4), Georgia (3), Illinois (21), Indiana (9), Iowa (2), Kansas (6), Kentucky (9), Michigan (1), Missouri (28), Ohio (27), Oklahoma (3), Pennsylvania (1), Tennessee (6), West Virginia (1), Wisconsin (1)	—	1,244,000

	Save-A-Lot Distribution Centers	California (1), Florida (1), Georgia (1), Illinois (1), Indiana (1), Kentucky (1), Louisiana (1), Maryland (1), Michigan (1), Missouri (1), New York (1), Ohio (2), Tennessee (1), Texas (1), Wisconsin (1)	2,779,000	1,697,000

Price Superstores	Cub Foods[2]	Illinois (29), Iowa (3), Minnesota (35), Wisconsin (9)	2,547,000	2,807,000

	Shop ’n Save	Illinois (14), Missouri (21), Pennsylvania (19)	471,000	2,362,000

	Shoppers Food Warehouse	Delaware (1) Maryland (37), Virginia (20)	—	3,206,000

	bigg’s	Indiana (1), Kentucky (1), Ohio (9)	158,000	1,129,000

Supermarkets	Farm Fresh	Virginia (36)	—	1,736,000

	Hornbacher’s	Minnesota (1), North Dakota (4)	107,000	113,000

	Scott’s	Indiana (18)	293,000	680,000

[1]	Excludes 821 Save-A-Lot stores that are licensed by independent retailers.
[2]	Excludes 29 Cub Foods stores that are franchised by independent retailers.

The extreme value stores that are leased by the company generally have terms of 5 to 10 years plus renewal options. The price superstores and supermarkets that are leased by the company generally have terms of 15 to 25 years plus renewal options.

Food Distribution Operations

The following table is a summary of the company’s principal distribution centers and office space utilized in the company’s food distribution operations as of February 28, 2004:

Region	Location and Number of Distribution Centers	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)

Central Region	Indiana (1), Ohio (1), Pennsylvania (2), West Virginia (1)	2,159,000	372,000

Midwest Region	Illinois (2), Missouri (1), Texas (1), Wisconsin (2)	2,394,000	823,000

Northern Region	Minnesota (1), North Dakota (2)	2,132,000	90,000

Northwest Region	Montana (1), Washington (2)	1,557,000	—

Southeast Region	Alabama (2), Florida (1), Mississippi (1)	1,528,000	627,000

Eastern Region	Maryland (1), Pennsylvania (1), Virginia (1)	1,145,000	926,000

Additional Property

The company’s principal executive offices are located in a 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a site of 140 acres owned by the company. Other facilities allocated for corporate use, include approximately 189,000 square feet of leased office space located in Chanhassen, Minnesota, 53,000 square feet of owned office space located in Stillwater, Minnesota and 35,000 square feet of leased office space in Denver, Colorado.

Additional information on the company’s properties can be found on pages F-24 through F-26 in the Leases note in the accompanying Notes to Consolidated Financial Statements. Management of the company believes its physical facilities and equipment are adequate for the company’s present needs and businesses.

ITEM 3.    LEGAL PROCEEDINGS

In July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits have been consolidated into a single action, in which it is alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. On April 29, 2004, the District Court for the District of Minnesota granted preliminary approval to a stipulation of settlement between the company and plaintiffs. A hearing for final approval of the settlement is scheduled for August 16, 2004. The settlement will have no material impact to the company’s consolidated statement of earnings or consolidated financial position.

The company is a party to various other legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2004 to a vote of the security holders of the Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the company as of April 15, 2004.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the company
Jeffrey Noddle	57	Chairman of the Board of Directors, Chief Executive Officer and President	2002	Director, Chief Executive Officer and President, 2001-2002; Director, President and Chief Operating Officer, 2000-2001; Executive Vice President, President and Chief Operating Officer, Wholesale Food Companies, 1995-2000

David L. Boehnen	57	Executive Vice President	1997

John H. Hooley	52	Executive Vice President; President and Chief Operating Officer, Retail Foods	2002	Senior Vice President; President and Chief Executive Officer, Cub Foods, 2000-2002; Vice President; President and Chief Executive Officer, Cub Foods, 1992-1999

Michael L. Jackson	50	Executive Vice President; President and Chief Operating Officer, Distribution	2001	Senior Vice President, Retail Food Companies, 1999-2001; President, Northwest Region, 1995-1999

Pamela K. Knous	50	Executive Vice President and Chief Financial Officer	1997

Robert W. Borlik	55	Senior Vice President, Chief Information Officer	1999

J. Andrew Herring	45	Senior Vice President; Executive Vice President, Retail Pharmacies	2002	Senior Vice President, Corporate Development 1999-2002; Vice President, Corporate Development and External Relations, 1998-1999

Gregory C. Heying	55	Senior Vice President, Distribution	1994

Sherry M. Smith	42	Senior Vice President, Finance and Treasurer	2002	Vice President, Corporate Controller, 1998-2002

Ronald C. Tortelli	57	Senior Vice President, Human Resources	1988

Leland J. Dake	47	Vice President, Merchandising, Distribution Food Companies	1998

Stephen P. Kilgriff	62	Vice President, Legal	2000	Associate General Counsel, 1996-2000

David M. Oliver	46	Vice President, Controller	2004

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

Each of the executive officers of the company has been in the employ of the company or its subsidiaries for more than five consecutive years, except for John H. Hooley and David M. Oliver.

Mr. Hooley was elected to his current position in April 2002. From November 2000 to April 2002, he was Senior Vice President and President and Chief Executive Officer, Cub Foods. From February 2000 to September

2000, he was Executive Vice President of Partner Alliances, 24K.com, a loyalty marketing company and affiliate of the Carlson Companies, Inc. From November 1992 to September 1999, he was presient and Chief Executive Officer of Cub Foods.

Mr. Oliver was elected to his current position in April 2004. From November 1999 to April 2004, he was Chief Financial Officer, Arden Group, Inc. From August 1998 until joining Arden Group, Inc. in November 1999, he was an independent consultant.

DIRECTORS OF THE REGISTRANT

The following table provides certain information concerning the directors of the company as of April 15, 2004.

Name	Age	Present Position With the Company and Committees of the Board	Professional Background
Irwin Cohen	63	Director since 2003 Audit Committee Finance Committee	Retired; Partner with Deloitte & Touche LLP (a professional services firm, providing accounting, tax and consulting services), 1972-2003, Global Managing Partner of the Consumer Products, Retail and Services Practice of Deloitte & Touche LLP, 1997-2003, Managing Partner of Deloitte & Touche LLP’s U.S. Retail Practice, 1980-2002; Director of Phoenix House Foundation and Beall’s Inc.

Ronald E. Daly	57	Director since 2003 Executive Personnel and Compensation Committee Finance Committee	Chief Executive Officer and President of Oće USA Holding, Inc., a subsidiary of Oće N.V. (a supplier of digital document management technology services), 2002-present; President of RR Donnelley Print Solutions (a print solutions company), 1997-2002; President of RR Donnelley Telecommunications (a telecommunications industry printing company), 1995-2001; Board of Executive Directors of Oće N.V.

Lawrence A. Del Santo	70	Director since 1997 Director Affairs Committee Chairman Executive Personnel and Compensation Committee	Retired; Chief Executive Officer of The Vons Companies (a retail grocery company), 1994-1997; Director of PETsMART, Inc.

Susan E. Engel	57	Director since 1999 Audit Committee Executive Personnel and Compensation Committee	Chairwoman of the Board and Chief Executive Officer of Department 56, Inc. (a designer, importer and distributor of fine quality collectibles and other giftware products), 1997-present; Director of Wells Fargo & Company
Edwin C. Gage	63	Director since 1986 Director Affairs Committee Executive Personnel and Compensation Committee, Chairman	Chairman and Chief Executive Officer of GAGE Marketing Group, L.L.C. (an integrated marketing services company), 1991–present

Garnett L. Keith, Jr.	68	Director since 1984 Audit Committee, Chairman Finance Committee	Chairman and Chief Executive Officer of SeaBridge Investment Advisors, LLC (a registered investment advisor), 1996-present; Director of AEA Investors LLC, Whitecap Capital LLC, Pan-Holding Societe Anonyme and Phillippe Investment Management

Name	Age	Present Position With the Company and Committees of the Board	Professional Background

Richard L. Knowlton	71	Director since 1994 Director Affairs Committee Executive Personnel and Compensation Committee	Chairman of the Hormel Foundation (a charitable foundation controlling 46.2% of Hormel Foods Corporation), 1995-present; Director of ING America Insurance Holdings, Inc.

Charles M. Lillis	62	Director since 1995 Audit Committee Finance Committee, Chairman

General Partner, LoneTree Capital Management (a private equity company), 2000-present;

Chairman, President and Chief Executive Officer of MediaOne Group, Inc. (a broadband communications company), 1998-2000; Director of Charter Communications Inc. and Williams Companies, Inc.

Jeffrey Noddle	57	Director since 2000 Chairman of the Board, Chief Executive Officer and President of the Company, 2002-present Finance Committee	See table “Executive Officers of the Registrant” above; Director of Donaldson Company, Inc. and General Cable Corporation

Harriet Perlmutter*	72	Director since 1978 Executive Personnel and Compensation Committee Finance Committee	Trustee of the Papermill Playhouse (the State Theatre of New Jersey)

Marissa Peterson	42	Director since 2003 Director Affairs Committee Finance Committee	Executive Vice President, Worldwide Operations and Services and Chief Customer Advocate for Sun Microsystems, Inc. (a provider of hardware, software and services) 2002-present. Executive Vice President, Worldwide Operations 1998-2002; Director of Couisint, Lucille Packard Children’s Hospital and a member of the Board of Trustees of Kettering Univeristy

Steven S. Rogers	46	Director since 1998 Director Affairs Committee Audit Committee	Clinical Professor of Finance and Management at J.L. Kellogg Graduate School of Management at Northwestern University, 1995-present; Director of Duquesne Light, Inc. and S.C. Johnson & Son, Inc.

*	In accordance with Board policies, Ms. Perlmutter is retiring from the Board of Directors on May 26, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 24, 2004, there were 135,328,998 shares of common stock outstanding. At that date, there were 6,782 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to the sales price for the company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 below.

During the fiscal year ended February 28, 2004, the company issued 17,000 shares of unregistered restricted common stock as stock bonuses to certain employees. The issuance of such shares did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The information called for by Item 6 is found within the Five Year Financial and Operating Summary on page F-2.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SUPERVALU is one of the largest grocery companies in the United States. We operate within two complementary businesses in the grocery food industry, grocery retail and food distribution. At February 28, 2004, we conducted our retail operations through a total of 1,483 stores, including 821 licensed locations. Principal formats include extreme value stores, regional price superstores and regional supermarkets. Our food distribution operations network spans 48 states and we serve as primary grocery supplier to approximately 2,470 stores, in addition to our own regional banner store network, as well as serving as secondary grocery supplier to approximately 660 stores.

For the past several years, the approximate $500 billion revenue grocery food industry has been consolidating. As a result, market share has been concentrated in the larger grocery food companies. We participated in that consolidation through selective acquisition activities and the exit of certain markets. Based on revenues today, we would be ranked as the largest extreme value food retailer, 11th largest grocery retailer, and largest public company food wholesaler in the United States.

In addition to consolidation activities, the grocery industry has experienced store saturation driven primarily by the continued increase in square footage devoted to food in supercenters, club stores, mass merchandisers, dollar stores, drug stores and other alternate formats as well as organic growth by traditional supermarket operators. As a result, same-store sales growth for the industry has been soft, pressuring profitability levels in the industry as operating costs continue to rise at a rate faster than sales growth. We expect this industry environment to continue for the foreseeable future.

In fiscal 2004, our businesses benefited from the bankruptcy of Fleming Companies, Inc., formerly one of our largest food wholesale competitors. By entering into an asset exchange with C&S, we were able to affiliate certain former Fleming distribution operations in the Midwest in exchange for our New England operations. Even though overall revenues declined, approximately $200 million on an annual basis, as a result of the Asset Exchange, the efficiencies of our remaining operations were greatly enhanced as volume was concentrated in our existing facilities. It is expected that this transaction will provide incremental net earnings per share in fiscal 2005 of $.07 to $.10 per share.

The grocery industry is also affected by the general economic environment and its impact on consumer spending behavior. In fiscal 2003, we experienced moderate deflation in our product costs in a weak economic environment. We would characterize fiscal 2004 as a year with a modestly improving economy and more normal levels of consumer spending and product cost inflation. For fiscal 2005, we expect a modest inflationary environment and further economic recovery.

In fiscal 2004, most US businesses, including the labor intensive grocery industry were impacted by another year of rapidly rising health care and pension costs. These rising costs impacted the overall profitability levels of the food industry and have become a pivotal issue in labor negotiations for unionized employees who bargain for health and retirement benefits in addition to wages. Approximately 42% of SUPERVALU’s employees are unionized. In the St. Louis market, where we operate 21 regional supermarkets, we experienced a 28-day strike in the third quarter of fiscal 2004 (the “St. Louis Strike”). Approximately 40% of our unionized workforce are represented by contracts that are up for renewal in fiscal 2005.

All of these industry factors impact our food distribution customer base. As a result, we continue to experience revenue attrition in our food distribution operations in a historical range of approximately 2% to 4%.

All the above factors will continue to impact our industry and our company in fiscal 2005.

We believe we can be successful against this industry backdrop with our regional retail formats that focus on local execution, merchandising, and consumer knowledge. In addition, our operations benefit from our efficient and low-cost supply chain and economies of scale as we leverage our retail and distribution operations. Save-A-Lot, our extreme value format, has nationwide potential, and currently operates in 37 states. After our fiscal 2003 acquisition of Deals, we tested in fiscal 2004 several new prototypes of an extreme value combination store, offering both food and dollar general merchandise. We are pleased with the performance of the new prototypes and the majority of our new extreme value food stores will be a type of combination store in the future. We plan to expand regional retail banner square footage through selective new store growth in key markets where we have significant market share. In addition, we will supplement regional retail store growth with continued focus on remodel activities. Given the life cycle maturity of our distribution business with its inherent attrition rate, future growth in food distribution will be modest and primarily achieved through serving new independent customers, net growth from existing customers and further consolidation opportunities. We will remain committed to streamlining our operations and improving our return on invested capital through a variety of initiatives.

RESULTS OF OPERATIONS

Highlights of results of operations as reported were as follows:

	February 28, 2004 (53 weeks)		February 22, 2003 (52 weeks)		February 23, 2002 (52 weeks)
	(In millions)

Net sales	$20,209.7	100.0%	$19,160.4	100.0%	$20,293.0	100.0%

Cost of sales	17,372.4	85.9	16,567.4	86.5	17,704.2	87.2

Selling and administrative expenses	2,220.4	11.0	2,020.2	10.5	2,037.7	10.1

Restructure and other charges	15.5	0.1	2.9	—	46.3	0.2

Operating earnings	$601.4	3.0	$569.9	3.0	$504.8	2.5

Interest expense	165.6	0.8	182.5	1.0	194.3	1.0

Interest income	(19.1)	(0.1)	(20.6)	(0.1)	(21.5)	(0.1)

Earnings before income taxes	$454.9	2.3	$408.0	2.1	$332.0	1.6

Income tax expense	174.8	0.9	151.0	0.8	133.7	0.6

Net earnings	$280.1	1.4%	$257.0	1.3%	$198.3	1.0%

In fiscal 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which required it to cease amortizing goodwill and test annually for impairment. Goodwill amortization of $48.4 million was included in fiscal 2002.

Comparison of fifty-three weeks ended February 28, 2004 (2004) with fifty-two weeks ended February 22, 2003 (2003):

In fiscal 2004, the company achieved net sales of $20.2 billion compared with $19.2 billion last year. Net earnings for fiscal 2004 were $280.1 million and diluted earnings per share were $2.07 compared with net earnings of $257.0 million and diluted earnings per share of $1.91 last year. Fiscal 2004 was a 53 week fiscal year, resulting in an extra week in the fourth quarter, which generated approximately $360.0 million in net sales and contributed approximately $.07 to diluted earnings per share. Fiscal 2004 operating results include the impact of the Asset Exchange, the sale or closure of its Denver based operations that included nine retail stores and a food distribution facility (the “Denver Disposition”) and the St. Louis Strike.

Net Sales

Net sales for fiscal 2004 were $20.2 billion, an increase of 5.5 percent from last year. Retail food sales were 52.2 percent of net sales for fiscal 2004 compared with 51.4 percent last year. Food distribution sales were 47.8 percent of net sales for fiscal 2004 compared with 48.6 percent last year.

Retail food sales for fiscal 2004 increased 7.1 percent compared with last year, primarily reflecting new store openings, increases in same-store sales and the benefit of the extra week. Same-store retail sales for fiscal 2004 were positive 2.1 percent.

Fiscal 2004 store activity, including licensed units, resulted in 107 new stores opened and 41 stores closed, including the sale or closure of our Denver based stores, for a total of 1,483 stores at year end. Total square footage increased approximately 3.8 percent over the prior year.

Food distribution sales for fiscal 2004 increased 3.7 percent compared with last year, primarily reflecting the impact of new customer affiliations and the benefit of the extra week, which more than offset customer attrition, and the net revenue loss as a result of the Asset Exchange.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.1 percent for fiscal 2004 compared with 13.5 percent last year. The increase in gross profit, as a percent of net sales, primarily reflects improved merchandising execution for retail, including the expansion of general merchandise in the extreme value format, and the growing proportion of our retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 11.0 percent for fiscal 2004 compared with 10.5 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects increases in employee benefit and incentive related costs, costs associated with the Denver Disposition, including related reserves for closed stores, $10.8 million in additional reserves for non-operating properties and approximately $5 million in net litigation settlements.

Restructure and Other Charges

In fiscal 2004, the company incurred $15.5 million, or 0.1 percent of net sales, in pre-tax restructure and other charges, consisting of $8.5 million for changes in estimates on exited real estate in certain markets for food distribution and $7.0 million for increased liabilities associated with employee benefit related costs from previously exited food distribution facilities.

Operating Earnings

Operating earnings for fiscal 2004 increased 5.5 percent to $601.4 million compared with $569.9 million last year. Fiscal 2004 operating earnings include $15.5 million in pre-tax restructure and other charges. Fiscal 2003 operating earnings include $2.9 million in pre-tax restructure and other charges. Retail food operating earnings for fiscal 2004 increased 1.7 percent to $444.0 million, or 4.2 percent of net sales, from last year’s operating earnings of $436.5 million, or 4.4 percent of net sales. The increase in retail food operating earnings was primarily due to growth of new stores, improved merchandising execution and the benefit of the extra week which were substantially offset by increases in employee benefit and incentive related costs, costs associated with the Denver Disposition, including related reserves for closed stores and the impact of the St. Louis Strike. Food distribution operating earnings for fiscal 2004 increased 29.6 percent to $222.5 million, or 2.3 percent of net sales, from last year’s operating earnings of $171.6 million, or 1.8 percent of net sales. The increase in food distribution operating earnings primarily reflects the increase in sales volume, benefits of efficiency initiatives implemented during the course of the prior year and the benefit of the extra week.

Net Interest Expense

Interest expense was $165.6 million in fiscal 2004 compared with $182.5 million last year. The decrease primarily reflects lower borrowing levels that more than offset $5.8 million in pre-tax costs related to the early redemption of $100 million of debt at a price of 103.956 percent in the third quarter of fiscal 2004. Interest income was $19.1 million in fiscal 2004 compared with $20.6 million last year.

Income Taxes

The effective tax rate was 38.4 percent and 37.0 percent in fiscal 2004 and fiscal 2003, respectively. The increase in the effective tax rate in the current year was due to $7.6 million of taxes due on the Asset Exchange.

Net Earnings

Net earnings were $280.1 million, or $2.07 per diluted share, in fiscal 2004 compared with net earnings of $257.0 million, or $1.91 per diluted share last year.

Weighted average diluted shares increased to 135.4 million fiscal 2004 compared with 134.9 million shares last year, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

Comparison of fifty-two weeks ended February 22, 2003 (2003) with fifty-two weeks ended February 23, 2002 (2002):

Net Sales

Net sales for 2003 were $19.2 billion, a decrease of 5.6 percent from 2002. Retail food sales were 51.4 percent of net sales for 2003 compared with 47.1 percent for 2002. Food distribution sales were 48.6 percent of net sales for 2003 compared with 52.9 percent for 2002.

Retail food sales for 2003 increased 3.1 percent compared to 2002, primarily as a result of new store growth. Same-store retail sales for 2003 were negative 1.1 percent, impacted by approximately 1.2 percent of planned in-market expansion. Other factors contributing to the decline in same store sales performance include a weakened economy and a more intense promotional environment.

Fiscal 2003 store activity, including licensed units, resulted in 198 new stores opened and acquired, including the acquisition of 50 Deals stores and 41 stores closed or sold for a total of 1,417 stores at year end. Total square footage increased approximately 6.6 percent over the prior year.

Food distribution sales for 2003 decreased 13.3 percent compared to 2002, primarily reflecting customers lost in 2002 including the exit of the Kmart supply contract and the loss of Genuardi’s as a customer and sales losses from restructure activities, which accounted for approximately eight percent, three percent and one percent, respectively, of the decrease in food distribution sales.

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

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 10.5 percent for 2003 compared to 10.1 percent for 2002. Selling and administrative expenses include $12.5 million in store closing reserves recorded in fiscal 2002. Fiscal 2002 also includes goodwill amortization of $48.4 million. The increase in selling and administrative expenses, as a percentage of net sales, reflects the growing proportion of the company’s retail food business, which operates at a higher selling and administrative expense as a percentage of net sales than does the food distribution business, including the higher selling and administrative expense ratio of the recently acquired and opened Deals stores.

Operating Earnings

The company’s operating earnings were $569.9 million for 2003 compared to $504.8 million for 2002, a 12.9 percent increase. Fiscal 2003 operating earnings include $2.9 million for restructure and other charges. Fiscal 2002 operating earnings include $46.3 million for restructure and other charges and $12.5 million in store closing reserves. Retail food 2003 operating earnings increased 20.2 percent to $436.5 million, or 4.4 percent of net sales, from 2002 operating earnings of $363.3 million, or 3.8 percent of net sales. Fiscal 2002 retail food operating earnings include goodwill amortization of $25.3 million. The remaining increase in retail food operating earnings was primarily due to growth of new stores and improved merchandising execution in retail. Food distribution 2003 operating earnings decreased 24.4 percent to $171.6 million, or 1.8 percent of net sales, from 2002 operating earnings of $227.0 million, or 2.1 percent of net sales. Fiscal 2002 food distribution operating earnings included goodwill amortization of $23.1 million. The decrease in food distribution operating earnings primarily reflects the decrease in sales volume and a change in our distribution customer mix.

Net Interest Expense

Interest expense decreased to $182.5 million in 2003 compared with $194.3 million in 2002, reflecting lower borrowing levels and lower average interest rates, largely due to the interest rate swap agreements entered into in 2003. Interest income decreased to $20.6 million in 2003 compared with $21.5 million in 2002.

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

RESTRUCTURE AND OTHER CHARGES

For fiscal 2004, the company recognized pre-tax restructure and other charges of $15.5 million. The charges reflect the net adjustments to the restructure reserves and asset impairment charges of $0.6 million, $14.4 million and $0.5 million for restructure 2002, 2001 and 2000, respectively. The increases are due to continued softening of real estate in certain markets and higher than anticipated employee benefit related costs.

The following information includes only those restructure and other charges that are the result of previously initiated restructure activities. In addition, the company maintains reserves and has recorded certain impairments for properties that have been closed as part of management’s ongoing operating decisions. Those reserves and impairment charges are disclosed within the Reserves for Closed Properties and Asset Impairment section.

Fiscal 2004 net cash outflows relating to all restructure plans were approximately $20 million. Remaining future net cash outflows primarily relate to expected net future payments on exited real estate and employee related costs, net of after-tax proceeds from the sale of owned properties. Cash outflows will be funded by cash from operations.

Restructure 2002

In fiscal 2002, the company identified additional efforts that would allow it to extend its food distribution efficiency program that began early in fiscal 2001. The additional food distribution efficiency initiatives identified resulted in pre-tax restructure charges of $16.3 million, primarily related to personnel reductions in administrative and transportation functions. Management began the initiatives in fiscal 2003 and the majority of these actions were completed by the end of fiscal 2003.

In fiscal 2003, the fiscal 2002 restructure charges were decreased by $3.6 million, including a decrease of $1.4 million due to lower than anticipated lease related costs in transportation efficiency initiatives and a decrease of $2.2 million in employee related costs due to lower than anticipated severance costs.

In fiscal 2004, the fiscal 2002 restructure charges were increased by $0.6 million due to higher than anticipated severance costs for certain employees.

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments. Details of the fiscal 2002 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance February 28, 2004
	(In thousands)

Lease related costs:

Transportation efficiency initiatives	$1,054	$(816)	$(43)	$195

	1,054	(816)	(43)	195

Employee related costs:

Administrative realignment	2,390	(3,019)	629	—

	2,390	(3,019)	629	—

Total restructure charges	$3,444	$(3,835)	$586	$195

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Fiscal 2003	Balance February 22, 2003	Employees Terminated in Fiscal 2004	Balance February 28, 2004

Employees	800	(650)	150	(150)	—

Restructure 2001

In fiscal 2001, the company completed a strategic review that identified certain assets that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. This review process culminated in the company recording pre-tax restructure and other charges of $181.6 million, including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited real estate and guarantee obligations and $39.8 million for severance and employee related costs.

In fiscal 2002, the fiscal 2001 restructure and other charges were increased by $17.8 million as a result of changes in estimates primarily due to the softening real estate market, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers.

In fiscal 2003, the fiscal 2001 restructure and other charges were increased by $8.1 million, including an $11.7 million increase to the restructure reserves offset by a decrease in asset impairment charges of $3.6 million. The reserve increase of $11.7 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets, including approximately $5 million relating to the consolidation of distribution centers, $6 million relating to the exit of non-core retail markets and $1.2 million in higher than anticipated employee related costs primarily in the exit of non-core retail markets.

For fiscal 2004, the fiscal 2001 restructure and other charges were increased by $14.4 million, including an $11.7 million increase to the restructure reserves and a $2.7 million increase in asset impairment charges. The reserve increase of $11.7 million was a result of changes in estimates on employee benefit related costs from previously exited food distribution facilities and changes in estimates on exited real estate in certain markets for food distribution properties.

Included in the asset impairment charges in fiscal 2001 of $89.7 million were $57.4 million of charges related to retail food properties and $32.3 million of charges related to food distribution properties. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2001. In fiscal 2003, the fiscal 2001 asset impairment charges for property, plant and equipment were decreased by $3.6 million primarily due to changes in estimates on exited real estate in certain markets and includes a decrease of $8.2 million in estimates related to certain food distribution properties offset by an increase of $4.6 million in estimates related to certain retail food properties. In fiscal 2004, the fiscal 2001 asset impairment charges for property, plant and equipment were increased by $2.7 million primarily due to changes in estimates on exited real estate in certain markets for food distribution properties. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and employee benefit related costs from previously exited food distribution facilities. Details of the fiscal 2001 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance February 28, 2004
	(In thousands)

Lease related costs:

Consolidation of distribution centers	$6,473	$(2,384)	$(33)	$4,056

Exit of non-core retail markets	8,844	(4,458)	3,266	7,652

Disposal of non-core assets and other administrative reductions	4,299	(1,375)	536	3,460

	19,616	(8,217)	3,769	15,168

Employee related costs:

Consolidation of distribution centers	9,604	(5,996)	7,421	11,029

Exit of non-core retail markets	2,980	(3,087)	540	433

	12,584	(9,083)	7,961	11,462

Total restructure and other charges	$32,200	$(17,300)	$11,730	$26,630

	Previously Recorded		Fiscal 2004 Adjustment	Balance February 28, 2004

Impairment charges	$86,169		$2,737	$88,906

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

In fiscal 2003, the fiscal 2000 restructure and other charges were decreased by $1.6 million, including a $2.9 million increase to the restructure reserves offset by a decrease in asset impairment charges of $4.5 million. The reserve increase of $2.9 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets and higher than anticipated employee related costs.

In fiscal 2004, the fiscal 2000 restructure and other charges were increased by $0.5 million as a result of changes in estimates on exited real estate due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets.

Included in the asset impairment charges in fiscal 2000 of $17.4 million were writedowns on food distribution assets of $10.6 million for property, plant and equipment, $5.6 million of goodwill and other intangibles, and $1.2 million for other assets that were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2000. In fiscal 2003, the fiscal 2000 asset impairment charges for property, plant and equipment on food distribution properties were decreased by $4.5 million primarily due to changes in estimates on exited real estate in certain markets. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance February 28, 2004
	(In thousands)

Lease related costs:

Facility consolidation	$8,083	$(7,667)	$34	$450

Non-core store disposal	3,042	(1,454)	418	2,006

Total restructure and other charges	$11,125	$(9,121)	$452	$2,456

	Previously Recorded		Fiscal 2004 Adjustment	February 28, 2004

Impairment charges	$12,964		$18	$12,982

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

Significant accounting policies are discussed in the Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the company’s consolidated financial statements.

LIFO and Retail Inventory Method

For a significant portion of the company’s inventory, cost is determined through use of the last-in, first-out (LIFO) method. The Company utilized LIFO to value approximately 68 percent and 71 percent of the company’s consolidated inventories for fiscal 2004 and 2003, respectively.

The retail inventory method (RIM) is used to value retail inventory. The valuation of inventories are at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculations are certain significant management judgments and estimates, including shrinkage, which significantly impact the ending inventory valuation at cost, as well as the resulting gross margins. These judgments and estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce results which differ from actual. Management believes that the company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

Reserves for Closed Properties and Asset Impairment Charges

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The company provides for closed property lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 20 years. The company estimates subtenant income and future cash flows based on the company’s experience and knowledge of the market in which the closed property is located, the company’s previous efforts to dispose of similar assets and current economic conditions.

Owned properties that are closed are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with our policy on impairment of long-lived assets. Impairment charges on long-lived assets are recognized when expected net future cash flows are less than the assets’ carrying value. The company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. Closed property reserves are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

The expectations on timing of disposition or sublease and the estimated sales price or sublease income associated with closed properties are impacted by variable factors such as inflation, the general health of the economy, resultant demand for commercial property, the ability to secure subleases, the creditworthiness of sublessees and the company’s success at negotiating early termination agreements with lessors. While management believes the current estimates on closed properties are adequate, it is possible that continued

weakness in the real estate market could cause changes in the company’s assumptions and may require additional reserves and asset impairment charges to be recorded.

Reserves for Self Insurance

The company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk free interest rate. Any projection of losses concerning workers’ compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A 100 basis point change in discount rates, based on changes in market rates would increase the company’s liability by approximately $1.1 million.

Retirement Plans

The company sponsors non-union pension and other post retirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the company’s obligation and expense for non-union pension and other post retirement benefits is dependent, in part, on management’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the company’s assumptions are accumulated and amortized over future periods and, therefore, affect its recognized expense and recorded obligation in such future periods. While the company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially impact pension and other post retirement obligations and future expenses.

The company lowered its expected return on plan assets used for fiscal 2004 pension expense by 25 basis points to 9.00 percent and by an additional 25 basis points to 8.75 percent for fiscal 2005 pension expense. The company also lowered its discount rate by 75 basis points to 6.25 percent for fiscal 2005 pension expense. For fiscal 2005, when not considering other changes in assumptions, the impact to pension expense of each 25 basis point reduction in the discount rate is to increase pension expense by approximately $3 million and the impact of each 25 basis point reduction in expected return on plan assets is to increase pension expense by approximately $1 million.

The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation was 8.0 percent in fiscal 2004. The assumed health care cost trend rate will decrease by one percent each year for the next three years until it reaches the ultimate trend rate of 5.0 percent. The health care cost trend rate assumption has a significant impact on the amounts reported. A one percent increase in the trend rate would increase the accumulated post retirement benefit obligation by $7.0 million and the net periodic cost by $0.4 million in fiscal 2004. In contrast, a one percent decrease in the trend rate would decrease the accumulated post retirement benefit obligation by $6.6 million and the net periodic cost by $0.4 million in fiscal 2004. The weighted average discount rates used in determining the benefit obligation were 6.25% and 7.00% for fiscal 2004 and 2003, respectively.

The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

Goodwill

Management assesses the valuation of goodwill for each of the company’s reporting units on an annual basis through the comparison of the fair value of the respective reporting unit with its carrying value. Fair value is determined primarily based on valuation studies performed by the company, which utilize a discounted cash flow methodology. Valuation analysis requires significant judgments and estimates to be made by management. The company’s estimates could be materially impacted by factors such as competitive forces, customer behaviors, changes in growth trends and specific industry conditions.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $832.2 million, $587.6 million, and $692.5 million in fiscal 2004, 2003 and 2002, respectively. The increase in cash from operating activities in fiscal 2004 from fiscal 2003 is primarily related to changes in assets and liabilities reflecting changes in working capital including timing differences for tax payments and increases in the minimum pension liability.

Net cash used in investing activities was $257.0 million, $334.7 million, and $224.7 million in fiscal 2004, 2003, and 2002, respectively. Fiscal 2004 investing activities primarily reflect capital spending to fund retail store expansion, store remodeling, extreme value distribution facilities and technology enhancements. Fiscal 2003 investing activities primarily reflect capital spending to fund retail store expansion, including the acquisition of Deals, store remodeling and technology enhancements.

Net cash used in financing activities was $312.5 million, $235.9 million, and $466.1 million in fiscal 2004, 2003 and 2002, respectively. Fiscal 2004 financing activities primarily reflect the early redemption of $100.0 million of the company’s 8.875% notes due in 2022 at the redemption price of 103.956% of the principal amount of the notes, the net reduction in notes payable of $80.0 million, the payment of dividends of $77.0 million and the purchase of treasury shares of $14.6 million. Fiscal 2003 financing activities primarily reflect the issuance of $300.0 million 10-year 7.50% Senior Notes, completed in May 2002, the early redemption of $173.0 million of the company’s 9.75% Senior Notes due in fiscal 2005 at the redemption price of 102.4375% of the principal amount of the Senior Notes, the retirement of a $300 million 7.80% notes that matured in November 2002, the payment of dividends of $75.6 million and the purchase of treasury shares of $42.2 million.

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo Foods, Inc., a privately-held regional grocery chain that operates stores in Idaho, Oregon, Nevada, Washington and California. The company received after-tax proceeds of approximately $150 million on the sale of WinCo. See Subsequent Events note on page F-36 of the accompanying Notes to Consolidated Financial Statements. The impact of this transaction to fiscal 2005 is estimated to reduce net earnings by approximately $0.10 per share, reflecting the elimination of WinCo’s non-cash equity earnings and increase net earnings by approximately $0.50 per share for the one-time after-tax gain on the sale.

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

As of February 28, 2004, the company’s current portion of outstanding debt including obligations under capital leases was $305.9 million. The company had no outstanding borrowings under its unsecured $650.0 million revolving credit facility. Letters of credit outstanding under the credit facility were $120.1 million and the unused available credit under the facility was $529.9 million. The Company also had $25.6 million of outstanding letters of credit issued under separate agreements with financial institutions.

On May 3, 2004, the company utilized after-tax WinCo proceeds and additional cash balances to voluntarily redeem $250 million of 7 5/8 percent Notes due September 15, 2004, in accordance with the note redemption provisions.

On September 13, 2003, the company acquired certain former Fleming Companies’ distribution operations in the Midwest pursuant to the Asset Exchange. This transaction had no material impact on liquidity or capital resources in fiscal 2004. This transaction is expected to contribute to fiscal 2005 earnings per share in the range of $0.07 to $0.10 on an approximately $200 million lower revenue stream.

In August 2003, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. Outstanding borrowings under this program at February 28, 2004 and February 22, 2003, were $0 and $80.0 million, respectively, and are reflected as a component of “notes payable” in the accompanying Consolidated Balance Sheets. The average short-term interest rate was 1.32% for fiscal 2004.

In November 2001, the company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811.0 million. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million and were initially used to pay down notes payable and were later used to retire a portion of the $300.0 million in debt that matured in November 2002. The debentures mature in 30 years and are callable at the company’s option on or after October 1, 2006. Holders may require the company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006 or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. If the option is exercised, the company has the choice of paying the holder in cash, common stock or a combination of the two. The debentures will generally be convertible if the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, at $36.58 per share for the quarter ending June 19, 2004, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. The company may pay contingent cash interest for the six-month period commencing November 3, 2006, and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for the debentures. The debentures are classified as long-term debt based on the company’s ability and intent to refinance the obligation with long-term debt if the company is required to repurchase the debentures.

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

During fiscal 2004, the company repurchased 0.6 million shares of common stock at an average cost of $23.80 per share as part of the 5.0 million share repurchase program authorized in fiscal 2003 for employee compensation-related programs. During fiscal 2003, the company repurchased 1.5 million shares of common stock at an average cost of $27.94 per share as part of the 5.0 million share repurchase program authorized in fiscal 2002.

SFAS No. 87, “Employers’ Accounting for Pension”, requires that a prepaid pension asset or minimum pension liability, based on the current market value of plan assets and the accumulated benefit obligation of the plan, be reflected. Based on both performance of the pension plan assets and plan assumption changes, the company recorded a net after-tax other comprehensive loss adjustment in the fourth quarter of fiscal 2004 of

$26.4 million to reflect a minimum pension liability of $98.7 million after-tax as of February 28, 2004. This other comprehensive loss adjustment was a non-cash reduction of equity and did not impact earnings. This other comprehensive loss adjustment will be revised in future years depending upon market performance and interest rate levels.

The company’s capital budget for fiscal 2005, which includes capitalized leases, is projected at approximately $400.0 million to $425.0 million, compared with actual spending of $371.5 million in fiscal 2004. The capital budget for 2005 anticipates cash spending of $340.0 million to $365.0 million, in addition to $60.0 million for capital leases. Approximately $300.0 million of the fiscal 2005 budget has been identified for use in the company’s retail food business and includes approximately eight to 10 regional banner stores and approximately 110 to 140 new extreme value stores, including extreme value general merchandise combination stores and approximately 30 regional banner major store remodels. The balance of the fiscal 2005 capital budget relates to distribution maintenance capital and information technology related items. In addition, the company will continue to support store development and financing for the company’s independent retailers. Certain retailer financing activities may not require new cash outlays because they involve leases or guarantees. The capital budget does include amounts for projects which are subject to change and for which firm commitments have not been made.

Cash dividends declared during fiscal 2004, 2003, and 2002 totaled $0.5775, $0.5675 and $0.5575 per common share, respectively. The company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 28, 2004. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately ten years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 28, 2004, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was $290.4 million and represented $180.3 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements. In addition, the company has guaranteed a construction loan on a warehouse of $1.5 million at February 28, 2004 that the company will purchase upon completion. The company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of February 28, 2004, the company did not have any material guarantees that were issued or modified since December 31, 2002.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in September 2004 and April 2008. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million. The lease that expires in April 2008 has a purchase option of $60.0 million. At February 28, 2004, the estimated market value of the properties underlying these leases equaled or exceeded the purchase options. The company’s obligation under its guaranty arrangements related to these synthetic leases had a carrying balance of $2.8 million, which is a component of “other liabilities” in the accompanying Consolidated Balance Sheet at February 28, 2004.

The company had $145.7 million of outstanding letters of credit as of February 28, 2004, of which $120.1 million were issued under the credit facility and $25.6 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 1.125% on the outstanding balance of the letter credit.

In July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits have been consolidated into a single action, in which it is alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. On April 29, 2004, the District Court for the District of Minnesota granted preliminary approval to a stipulation of settlement between the company and plaintiffs. A hearing for final approval of the settlement is scheduled for August 16, 2004. The settlement will have no material impact to the company’s consolidated statement of earnings or consolidated financial position.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated statement of earnings or consolidated financial position.

The following table represents the company’s significant contractual obligations and off-balance sheet arrangements at February 28, 2004.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
	(in thousands)

Contractual Obligations:

Debt	$1,385,297	$273,811	$137,791	$16,956	$956,739

Capital and Direct Financing Leases	554,368	32,133	87,680	82,986	351,569

Construction Loan Commitments	44,734	44,734	—	—	—

Operating Leases	1,032,563	160,589	239,026	229,822	403,126

Purchase Obligations (1)	68,963	37,383	30,204	1,376	—

Total Contractual Obligations	$3,085,925	$548,650	$494,701	$331,140	$1,711,434

Off-Balance Sheet Arrangements:

Retailer Loan and Lease Guarantees	$290,359	$50,087	$68,132	$46,692	$125,448

Purchase Options on Synthetic Leases	85,000	25,000	—	60,000	—

Total Off-Balance Sheet Arrangements	$375,359	$75,087	$68,132	$106,692	$125,448

(1)	The company’s purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. At the end of fiscal 2004, future purchase obligations of $69.0 million existed that primarily related to technology and advertising. In the ordinary course of business, the company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment or a fixed expiration date; termination provisions; and other standard contractual considerations. These supply contracts are cancelable and therefore no amounts have been included above.

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. At fiscal 2004 year end, there were 6,839 shareholders of record compared with 6,960 at the end of fiscal 2003.

	Common Stock Price Range				Dividends Per Share
	2004		2003		2004	2003
Fiscal	High	Low	High	Low

First Quarter	$22.74	$12.60	$30.81	$24.60	$0.1425	$0.1400

Second Quarter	24.99	20.80	28.94	19.18	0.1450	0.1425

Third Quarter	26.29	23.39	21.59	14.75	0.1450	0.1425

Fourth Quarter	29.95	25.20	18.12	14.01	0.1450	0.1425

Year	29.95	12.60	30.81	14.01	0.5775	0.5675

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2004. The adoption of SFAS No. 143 did not have an impact on the company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Certain provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, while the remaining provisions were effective for the company in the second quarter of fiscal 2004. The adoption of SFAS No. 145 did not have an impact on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions to SFAS No. 132, except for those relating to expected future benefit payments, are effective for fiscal years ending after December 15, 2003 and have been incorporated in the accompanying Notes to Consolidated Financial Statements. Additional disclosures about expected future benefit payments are required for fiscal years ending after June 15, 2004 and will be incorporated in the company’s fiscal 2005 consolidated financial statements.

In January 2004, the FASB issued SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Prescription Drug Act. The Prescription Drug Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. SFAS No. 106-1 does not provide specific guidance as to whether a sponsor should recognize the effects of the Prescription Drug Act in its financial statements. The Prescription Drug Act introduces two new features to Medicare that must be considered when measuring accumulated postretirement benefit costs. The new features include a subsidy to the plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and an opportunity for a retiree to obtain a prescription drug benefit under Medicare. The Prescription Drug Act is not expected to reduce the company’s net postretirement benefit costs. The company has elected to defer adoption of SFAS No. 106-1 due to the lack of specific guidance. Therefore, the net postretirement benefit costs disclosed in the company’s financial statements do not reflect the impacts of the Prescription Drug Act on the plans. The deferral will continue to apply until specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in the company’s financial statements to change. The company is currently investigating the impacts of SFAS 106-1’s initial recognition, measurement and disclosure provisions on its consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting; arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 was effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, determines whether an arrangement conveying the right to use property, plant and equipment meets the definition of a lease within the scope of SFAS 13, “Accounting for Leases”. EITF Issue No. 01-8 was effective the first interim period beginning after May 28, 2003. The adoption of EITF Issue No. 01-8 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments”, addresses both qualitative and quantitative disclosures. These disclosures are required for marketable equity and debt securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The disclosure requirements were effective for fiscal years ending after December 15, 2003. The adoption of EITF Issue No. 03-1 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 03-10, “Application of EITF 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, requires that when specified criteria are met, a retailer accepting manufacturers’ coupons should reflect the value of the coupon as revenue and not as a reduction in cost of sales. EITF Issue No. 03-10 was effective for the first interim period beginning after November 25, 2003. The adoption of EITF Issue No. 03-10 did not have an impact on the company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 were effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the company’s consolidated financial statements.

In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46 which was issued in January 2003. FIN 46 or FIN 46R applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (SPEs). FIN 46R is effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 or FIN 46R relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s consolidated financial statements. Additionally, the company does not expect the other provisions of FIN 46R to have an impact on the company’s consolidated financial statements.

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

The company makes long-term loans to certain retail customers (see Notes Receivable in the accompanying Notes to Consolidated Financial Statements for further information) and as such, carries notes receivable in the normal course of business. The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates. At February 28, 2004, the estimated fair value of notes receivable approximates the net carrying value.

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

	Summary of Financial Instruments
	February 28, 2004		Aggregate payments by fiscal year
	Fair Value	Total	2005	2006	2007	2008	2009	Thereafter
	(in millions, except rates)

Notes receivable

Principal receivable	$86.5	$86.5	$25.5	$15.7	$14.3	$15.0	$3.9	$12.1

Average Rate receivable		8.6%	8.4%	9.1%	8.9%	9.3%	9.3%	6.9%

Debt with variable interest rates

Principal payable	$61.1	$61.1	$1.7	$2.6	$2.8	$1.2	$7.0	$45.8

Average variable rate payable		1.1%	2.2%	1.1%	1.0%	1.0%	1.0%	1.1%

Debt with fixed interest rates

Principal payable	$1,473.7	$1,324.2	$272.1	$61.2	$71.2	$4.3	$4.5	$910.9

Average fixed rate payable		6.9%	7.7%	8.2%	6.8%	6.8%	8.3%	6.7%

Fixed-to-variable interest rate swaps

Amount receivable	$20.5	$20.5	$8.2	$6.2	$4.1	$1.0	$1.0

Average variable rate payable		3.7%

Average fixed rate receivable		7.9%

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act

Any statements contained in this report regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, the company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

The following is a summary of certain factors, the results of which could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement; however, they should not be construed as exhaustive.

•	Economic Conditions. The food industry is sensitive to a number of economic conditions such as: (i) food price deflation or inflation, (ii) softness in local and national economies, (iii) increases in commodity prices, (iv) the availability of favorable credit and trade terms, and (v) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retailer customers, our operating costs and other aspects of our businesses.

•	Competition. The industries in which we compete are extremely competitive. Both our retail food and food distribution businesses are subject to competitive practices that may affect: (i) the prices at which we are able to sell products at our retail locations, (ii) sales volume, (iii) the ability of our distribution customers to sell products we supply, which may affect future orders, and (iv) our ability to attract and retain customers. In addition, the nature and extent of consolidation in the retail food and food distribution industries could affect our competitive position or that of our distribution customers in the markets we serve.

Our retail food business faces competition from other retail chains, supercenters, non-traditional competitors and emerging alterative formats in the markets where we have retail operations. In our food distributions business, our success depends in part on the ability of our independent retailer customers to compete with these same formats, our ability to attract new customers, and our ability to supply products in a cost effective manner. Declines in the level of retail sales activity of our distribution customers due to competition; consolidations of retailers or competitors; increased self-distribution by our customers; or the entry of new or non-traditional distribution systems into the industry may adversely affect our revenues.

•	Labor Relations and Employee Benefit Costs. Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. We contribute to various multi-employer healthcare and pension plans covering certain union represented employees in both our retail and distribution operations. Approximately one-third of the employees in our total workforce are participants in multi-employer plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe certain of these multi-employer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges.

•	Expansion and Acquisitions. While we intend to continue to expand our retail and distribution businesses through new store openings, new affiliations and acquisitions, expansion is subject to a number of risks, including the adequacy of our capital resources, the location of suitable store or distribution center sites and the negotiation of acceptable purchase or lease terms; and the ability to hire and train employees. Acquisitions may involve a number of special risks, including: making acquisitions at acceptable rates of return, the diversion of management’s attention to the assimilation of the operations and integration of personnel of the acquired business, costs and other risks associated with integrating or adapting operating systems, and potential adverse effects on our operating results.

•	Liquidity. We expect to continue to replenish operating assets with internally generated funds. However, if our capital spending significantly exceeds anticipated capital needs, additional funding could be required from other sources including borrowing under our bank credit lines or through debt issuances. In addition, acquisitions could affect our borrowing costs and future financial flexibility.

•	Domestic Security. Wartime activities, threats, and acts of terror directed at the food industry as well as related security costs can affect consumer behavior and spending as well as customer orders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-38. See “Index of Selected Financial Data and Financial Statements and Schedules” on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2004 the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended February 28, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10, as to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2004 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Committee pursuant to Regulation 14A in connection with the Registrant’s 2004 Annual Meeting of Stockholders under the headings “Meetings of the Board of Directors and Committees of the Board” and “Audit Committee.” Certain information regarding executive officers and directors of the Registrant is included in Part I immediately following Item 4 above.

The company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other company employees and non-employee directors. This code of ethics is posted on the company’s website (www.supervalu.com). The company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the company’s website, at the address specified above.

The company’s Corporate Governance Principles and charters for each Committee of its Board of Directors, are also available on the company’s website. The code of ethics, Corporate Governance Principles and charters are also available in print to any stockholder who submits a request to: SUPERVALU INC., P.O. Box 990, Minneapolis, Minnesota 55440.

Information on the company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2004 Annual Meeting of Stockholders under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values,” “Long-Term Incentive Plans—Awards in Last Fiscal Year,” “Pension Plans and Retirement Benefits,” “Change in Control Agreements” and “Related Party Transactions, Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Some of the information called for by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2004 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 28, 2004 about the company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	7,214,401	$20.10(3)	4,119,530(4)

Equity compensation plans not approved by security holders (2)(6)	5,103,652	$20.70	2,901,184(5)

Total	12,318,053	$20.35(3)	7,020,714(4)(5)

1)	Includes the company’s 1989 Stock Appreciation Rights Plan, 1983 Employee Stock Option Plan, 1993 Stock Plan, 2002 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan and 2002 Long-Term Incentive Plan.

2)	Includes the company’s 1997 Stock Plan and Restricted Stock Plan.

3)	Excludes 200,000 restricted stock units included in column (a) which do not have an exercise price. Such units vest and are payable in shares after the expiration of the time periods set forth in their restricted stock unit agreements.

4)	In addition to grants of options, warrants or rights, includes the following shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards: 2002 Stock Plan, 3,379,309 shares; SUPERVALU/Richfood Stock Incentive Plan, 2,200 shares; and 2002 Long-Term Incentive Plan, 738,021 shares.

5)	Includes 2,827,684 shares under the 1997 Stock Option Plan available for issuance in the form of restricted stock, performance awards and other types of stock-based awards in addition to the granting of options, warrants or stock appreciation rights and 73,500 shares under the Restricted Stock Plan available for issuance as restricted stock.

6)	Does not include outstanding options for 40,007 shares of common stock at a weighted average exercise price of $25.82 per share that were assumed in connection with the merger of Richfood Holdings, Inc. into the company effective August 31, 1999. No further awards will be made under this plan.

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

Restricted Stock Plan.    The Board of Directors adopted the Restricted Stock Plan on April 10, 1991 to provide for the granting of restricted stock to management employees of the company or any of its subsidiaries who are not subject to the provisions of Section 16 of the Securities Exchange Act of 1934 at the time of an award. The Board amended this plan on February 24, 2001 to increase the total shares available for issuance to 300,000. This plan has no expiration date. The chief executive officer administers this plan and may determine who is eligible to participate in the plan, the number of shares to be covered by each award and the terms and conditions of any award or agreement under the plan (including the forfeiture, transfer or other restrictions relating to such award).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2004 Annual Meeting of Stockholders under the heading “Related Party Transactions, Compensation Committee Interlocks and Insider Participation.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2004 Annual Meeting of Stockholders under the heading “Independent Auditor’s Fees”.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements:

The consolidated financial statements of the Registrant listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the report of KPMG LLP, independent auditors, are filed as part of this report.

(2)	Financial Statement Schedules:

The consolidated financial statement schedules of the Registrant listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the report of KPMG LLP, independent auditors, are filed as part of this report.

(3)	Articles of Incorporation and Bylaws:

(3)(i)	Restated Certificate of Incorporation

(3)(ii)	Restated Bylaws, as amended, is incorporated by reference to Exhibit (3)(ii) to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1.	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.2.	First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.3.	Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 13, 1992.

4.4.	Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 2, 1995.

4.5.	Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6.	Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7.	Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.5 to the Registrant’s Report on Form 8-K dated November 13, 1992.

4.8.	Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 17, 2000.

4.9.	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior), is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.10.	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.11.	Form of Credit Agreement, dated as of April 23, 2002, among the Registrant, the Lenders named therein, JP Morgan Chase Bank, as Agent, and Bank One, NA, as Syndication Agent, is incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K dated April 23, 2002.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Registrant and its subsidiaries are not filed and, in lieu thereof, the Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1.	SUPERVALU INC. 2002 Stock Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.2.	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.3.	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.*

10.4.	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended February 23, 2002.*

10.5.	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended, are incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.6.	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998. *

10.7.	SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated by reference to Exhibit (10)g. to the Registrant’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.8.	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated by reference to Exhibit (10)c. to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.9.	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.10.	SUPERVALU INC. Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.11.	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.12.	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.13.	SUPERVALU INC. Deferred Compensation Plan as amended, is incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.14.	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.15.	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16.	Form of Agreement used in connection with the Registrant’s Executive Post Retirement Survivor Benefit Program, is incorporated by reference to Exhibit (10)i. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.17.	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant, is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999. *

10.18.	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.19.	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.20.	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.21.	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.22	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)h. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.23.	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan. is incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.24.	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.25.	Restricted Stock Unit Award Agreement for David L. Boehnen, as amended.*

10.26.	Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended.*

10.27.	Restricted Stock Unit Award Agreement for John H. Hooley.*

10.28.	Restricted Stock Unit Award Agreement for Michael L. Jackson.*

10.29.	Restricted Stock Unit Award Agreement for Jeffrey Noddle, is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.30.	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002, is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

(12)	Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

(b)	Reports on Form 8-K:

During the fourth quarter of the fiscal year ended February 28, 2004, the Registrant furnished a report on Form 8-K dated December 22, 2003, reporting under Item 12 “Results of Operations and Financial Condition” the results for its quarterly fiscal period ended November 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)

DATE: May 4, 2004	By:	/s/ JEFFREY NODDLE

Jeffrey Noddle Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	Chairman of the Board; Chief Executive Officer; President; and Director (principal executive officer)	May 4, 2004

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	May 4, 2004

/s/ IRWIN COHEN* Irwin Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ EDWIN C. GAGE* Edwin C. Gage*	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ RICHARD L. KNOWLTON* Richard L. Knowlton	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ HARRIET PERLMUTTER* Harriet Perlmutter	Director

/s/ MARISSA PETERSON* Marissa Peterson	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers*	Director

*	Executed this 4th day of May, 2004, on behalf of the indicated Directors by John P. Breedlove, duly appointed Attorney-in-Fact.

By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove Attorney-in-Fact

Exhibit 31.1

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Jeffrey Noddle, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 28, 2004;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 4, 2004	/s/ JEFFREY NODDLE

Chief Executive Officer and President

Exhibit 31.2

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Pamela K. Knous, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 28, 2004;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 4, 2004	/s/ PAMELA K. KNOUS

Executive Vice President, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “company”) certifies that the annual report on Form 10-K of the company for the fiscal year ended February 28, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the company for the period and as of the dates covered thereby.

A signed original of this written statement required by Section 906 has been provided to SUPERVALU INC. and will be retained by SUPERVALU INC. and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:	May 4, 2004	/s/ JEFFREY NODDLE

Jeffrey Noddle Chief Executive Officer and President

Exhibit 32.2

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “company”) certifies that the annual report on Form 10-K of the company for the fiscal year ended February 28, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the company for the period and as of the dates covered thereby.

A signed original of this written statement required by Section 906 has been provided to SUPERVALU INC. and will be retained by SUPERVALU INC. and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: May 4, 2004	/s/ PAMELA K. KNOUS

Pamela K. Knous Executive Vice President, Chief Financial Officer

SUPERVALU INC.

Annual Report on Form 10-K

Items 6, 8 and 15(a)

Index of Selected Financial Data and Financial Statements and Schedules

Page(s)
Selected Financial Data:

Five Year Financial and Operating Summary	F-2–F-3

Financial Statements:

Independent Auditors’ Report	F-4

Consolidated composition of net sales and operating earnings for each of the three years ended February 28, 2004, February 22, 2003 and February 23, 2002	F-5

Consolidated statements of earnings for each of the three years ended February 28, 2004, February 22, 2003 and February 23, 2002	F-6

Consolidated balance sheets as of February 28, 2004 and February 22, 2003	F-7

Consolidated statements of stockholders’ equity for each of the three years ended February 28, 2004, February 22, 2003 and February 23, 2002	F-8

Consolidated statements of cash flows for each of the three years ended February 28, 2004, February 22, 2003 and February 23, 2002	F-9

Notes to consolidated financial statements	F-10–F-36

Unaudited quarterly financial information	F-37

Financial Schedule:

Schedule II: Valuation and qualifying accounts	F-38

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. and Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

	2004	2003	2002	2001	2000(b)

Statement of Earnings Data (a)

Net sales	$20,209,679	$19,160,368	$20,293,040	$22,520,384	$19,675,782

Cost of sales	17,372,429	16,567,397	17,704,197	19,976,436	17,450,060

Selling and administrative expenses	2,220,329	2,020,110	2,037,771	2,042,259	1,705,003

Gain on sale of Hazelwood Farms Bakeries	—	—	—	—	163,662

Restructure and other charges	15,523	2,918	46,300	171,264	103,596

Operating earnings	601,398	569,943	504,772	330,425	580,785

Interest, net	146,518	161,939	172,774	190,835	135,392

Earnings before taxes	454,880	408,004	331,998	139,590	445,393

Provision for income taxes	174,742	150,962	133,672	66,720	203,703

Net earnings	280,138	257,042	198,326	72,870	241,690

Net earnings per common share—diluted	2.07	1.91	1.48	0.55	1.86

Balance Sheet Data (a)

Inventories (FIFO) (c)	$1,214,122	$1,194,791	$1,178,817	$1,477,180	$1,622,151

Working capital (c)	300,899	288,572	36,031	(125,408)	(197,599)

Net property, plant and equipment	2,134,436	2,220,850	2,208,633	2,232,794	2,168,210

Total assets	6,152,938	5,896,245	5,796,249	6,343,152	6,493,292

Long-term debt (d)	1,633,721	2,019,658	1,875,873	2,008,474	1,953,741

Stockholders’ equity	2,209,574	2,009,240	1,899,138	1,783,149	1,820,228

Other Statistics (a)

Net earnings as a percent of net sales	1.39%	1.34%	0.98%	0.32%	1.23%

Return on average stockholders’ equity	13.29%	12.97%	10.70%	3.96%	14.80%

Book value per common share	$16.40	$15.03	$14.29	$13.47	$13.52

Current ratio (c)	1.16:1	1.19:1	1.02:1	0.95:1	0.92:1

Debt to capital ratio (e)	46.7%	51.8%	54.3%	59.7%	60.0%

Dividends declared per common share	$0.57¾	$0.56¾	$0.55¾	$0.54¾	$0.53¾

Weighted average common shares outstanding—diluted	135,418	134,877	133,978	132,829	130,090

Depreciation and amortization	$301,589	$297,056	$340,750	$343,779	$277,062

Capital expenditures (f)	$371,464	$439,438	$388,658	$511,673	$539,264

Net cash provided by operating activities	$832,206	$587,604	$692,542	$611,804	$345,230

Net cash used in investing activities	$(256,984)	$(334,717)	$(224,707)	$(357,179)	$(516,796)

Net cash used in financing activities	$(312,454)	$(235,870)	$(466,060)	$(255,149)	$(174,878)

Notes:

(a)	Fiscal 2004 includes 53 weeks, all other years include 52 weeks. Dollars in thousands except per share and percentage data.

(b)	Fiscal 2000 net earnings include a net benefit of $10.9 million or $0.08 per diluted share from the gain on sale of Hazelwood Farms Bakeries and restructure charges. This reflects total pretax net adjustments of $60.1 million, which include a $163.7 million gain on sale of Hazelwood Farms Bakeries and $103.6 million of restructure charges related primarily to facility consolidation, non core store disposal, and rationalization of redundant and certain decentralized administrative functions.

(c)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $135.8 million for fiscal 2004, $145.5 million for fiscal 2003, $140.8 million for fiscal 2002, $140.6 million for fiscal 2001 and $135.6 million for fiscal 2000.

(d)	Long-term debt includes long-term debt and long-term obligations under capital leases.

(e)	The debt to capital ratio is calculated as debt, which includes notes payable, current debt, current obligations under capital leases, long-term debt and long-term obligations under capital leases, divided by the sum of debt and stockholders’ equity.

(f)	Capital expenditures includes cash expenditures and capital lease asset additions.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 28, 2004 and February 22, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 28, 2004 and February 22, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the note entitled “Summary of Significant Accounting Policies” to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on February 24, 2002.

/s/    KPMG LLP

Minneapolis, Minnesota

April 14, 2004 (except as to the second

paragraph of the note to the consolidated

financial statements entitled “Subsequent

Events,” which is as of May 3, 2004)

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	February 28, 2004 (53 weeks)	February 22, 2003 (52 weeks)	February 23, 2002 (52 weeks)

Net sales

Retail food	$10,551,235	$9,848,230	$9,549,068

	52.2%	51.4%	47.1%

Food distribution	9,658,444	9,312,138	10,743,972

	47.8%	48.6%	52.9%

Total net sales	$20,209,679	$19,160,368	$20,293,040

	100.0%	100.0%	100.0%

Operating earnings

Retail food operating earnings	$443,968	$436,537	$363,304

Food distribution operating earnings	222,462	171,589	227,013

General corporate expenses	(49,509)	(35,265)	(39,245)

Restructure and other charges	(15,523)	(2,918)	(46,300)

Total operating earnings	601,398	569,943	504,772

Interest expense, net	(146,518)	(161,939)	(172,774)

Earnings before income taxes	$454,880	$408,004	$331,998

Identifiable assets

Retail food	$3,445,491	$3,352,164	$3,098,577

Food distribution	2,434,485	2,527,858	2,683,486

Corporate	272,962	16,223	14,186

Total	$6,152,938	$5,896,245	$5,796,249

Depreciation and amortization

Retail food	$193,450	$178,447	$187,254

Food distribution	106,239	115,738	151,049

Corporate	1,900	2,871	2,447

Total	$301,589	$297,056	$340,750

Capital expenditures

Retail food	$304,774	$357,342	$310,738

Food distribution	65,878	80,916	74,860

Corporate	812	1,180	3,060

Total	$371,464	$439,438	$388,658

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

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	February 28, 2004 (53 weeks)	February 22, 2003 (52 weeks)	February 23, 2002 (52 weeks)

Net sales	$20,209,679	$19,160,368	$20,293,040

Costs and expenses

Cost of sales	17,372,429	16,567,397	17,704,197

Selling and administrative expenses	2,220,329	2,020,110	2,037,771

Restructure and other charges	15,523	2,918	46,300

Operating earnings	601,398	569,943	504,772

Interest

Interest expense	165,581	182,499	194,294

Interest income	19,063	20,560	21,520

Interest expense, net	146,518	161,939	172,774

Earnings before income taxes	454,880	408,004	331,998

Provision for income taxes

Current	123,026	89,754	57,312

Deferred	51,716	61,208	76,360

Income tax expense	174,742	150,962	133,672

Net earnings	$280,138	$257,042	$198,326

Weighted average number of common shares outstanding

Diluted	135,418	134,877	133,978

Basic	133,975	133,730	132,940

Net earnings per common share—diluted	$2.07	$1.91	$1.48

Net earnings per common share—basic	$2.09	$1.92	$1.49

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	February 28, 2004	February 22, 2003

ASSETS

Current Assets

Cash and cash equivalents	$291,956	$29,188

Receivables, less allowance for losses of $18,531 in 2004 and $21,913 in 2003 ($0 in 2004 and $264,392 in 2003 pledged as collateral)	447,872	477,429

Inventories	1,078,343	1,049,283

Other current assets	218,921	91,466

Total current assets	2,037,092	1,647,366

Long-term notes receivable, less allowance for losses of $15,913 in 2004 and $13,948 in 2003	61,041	71,917

Long-term investment in direct financing leases	68,688	54,518

Property, plant and equipment

Land	143,037	167,065

Buildings	1,103,569	1,113,370

Property under construction	6,200	26,407

Leasehold improvements	365,858	334,339

Equipment	1,651,385	1,672,448

Assets under capital leases	563,412	575,262

	3,833,461	3,888,891

Less accumulated depreciation and amortization

Owned property, plant and equipment	1,546,201	1,525,126

Assets under capital leases	152,824	142,915

Net property, plant and equipment	2,134,436	2,220,850

Goodwill	1,557,057	1,576,584

Other assets	294,624	325,010

Total assets	$6,152,938	$5,896,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Notes payable	$—	$80,000

Accounts payable	1,118,114	1,081,734

Accrued vacation, compensation and benefits	248,769	182,234

Current maturities of long-term debt	273,811	31,124

Current obligations under capital leases	32,133	30,456

Income taxes currently payable	106,577	23,796

Other current liabilities	92,568	74,958

Total current liabilities	1,871,972	1,504,302

Long-term debt	1,111,486	1,474,929

Long-term obligations under capital leases	522,235	544,729

Deferred income taxes	143,072	116,982

Other liabilities	294,599	246,063

Commitments and contingencies

Stockholders’ equity

Common stock, $1.00 par value: Authorized 200,000 shares

Shares issued, 150,670 in 2004 and 2003	150,670	150,670

Capital in excess of par value	102,352	114,028

Accumulated other comprehensive losses	(98,732)	(79,063)

Retained earnings	2,353,575	2,150,932

Treasury stock, at cost, 15,910 shares in 2004 and 16,982 shares in 2003	(298,291)	(327,327)

Total stockholders’ equity	2,209,574	2,009,240

Total liabilities and stockholders’ equity	$6,152,938	$5,896,245

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 24, 2001	150,670	$150,670	$128,492	(18,296)	$(342,100)	$—	$1,846,087	$1,783,149
Comprehensive income:
Net earnings	—	—	—	—	—	—	198,326	198,326
Derivative financial instrument-unrealized loss, net of deferred taxes of $5.0 million	—	—	—	—	—	(7,075)	—	(7,075)

Total comprehensive income								191,251
Sales of common stock under option plans	—	—	(2,103)	1,401	28,005	—	—	25,902
Cash dividends declared on common stock $0.5575 per share	—	—	—	—	—	—	(74,429)	(74,429)
Compensation under employee incentive plans	—	—	(4,945)	576	10,293	—	—	5,348
Purchase of shares for treasury	—	—	—	(1,462)	(32,083)	—	—	(32,083)

BALANCES AT FEBRUARY 23, 2002	150,670	150,670	121,444	(17,781)	(335,885)	(7,075)	1,969,984	1,899,138
Comprehensive income:
Net earnings	—	—	—	—	—	—	257,042	257,042
Amortization of loss on derivative financial instrument, net of deferred taxes of $0.2 million	—	—	—	—	—	340	—	340
Minimum pension liability, net of deferred taxes of $47.1 million	—	—	—	—	—	(72,328)	—	(72,328)

Total comprehensive income								185,054
Sales of common stock under option plans	—	—	(9,196)	2,155	47,618	—	—	38,422
Cash dividends declared on common stock $0.5675 per share	—	—	—	—	—	—	(76,094)	(76,094)
Compensation under employee incentive plans	—	—	1,780	152	3,099	—	—	4,879
Purchase of shares for treasury	—	—	—	(1,508)	(42,159)	—	—	(42,159)

BALANCES AT FEBRUARY 22, 2003	150,670	150,670	114,028	(16,982)	(327,327)	(79,063)	2,150,932	2,009,240

Comprehensive income:
Net earnings	—	—	—	—	—	—	280,138	280,138
Amortization of loss on derivative financial instrument (including impact of debt redemption), net of deferred taxes of $4.2 million	—	—	—	—	—	6,735	—	6,735
Minimum pension liability, net of deferred taxes of $17.1 million	—	—	—	—	—	(26,404)	—	(26,404)

Total comprehensive income								260,469
Sales of common stock under option plans	—	—	(11,047)	1,596	41,508	—	—	30,461
Cash dividends declared on common stock $0.5775 per share	—	—	—	—	—	—	(77,495)	(77,495)
Compensation under employee incentive plans	—	—	(629)	93	2,127	—	—	1,498
Purchase of shares for treasury	—	—	—	(617)	(14,599)	—	—	(14,599)

BALANCES AT FEBRUARY 28, 2004	150,670	$150,670	$102,352	(15,910)	$(298,291)	$(98,732)	$2,353,575	$2,209,574

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	February 28, 2004 (53 weeks)	February 22, 2003 (52 weeks)	February 23, 2002 (52 weeks)
Cash flows from operating activities
Net earnings	$280,138	$257,042	$198,326
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	301,589	297,056	340,750
LIFO expense	4,734	4,741	143
Provision for losses on receivables	10,479	15,719	19,898
(Gain) loss on sale of property, plant and equipment	(1,802)	(5,564)	4,649
Restructure and other charges	15,523	2,918	46,300
Deferred income taxes	38,761	14,184	76,360
Equity in earnings of unconsolidated subsidiaries	(39,215)	(39,724)	(29,156)
Other adjustments, net	4,339	3,675	(1,228)
Changes in assets and liabilities
Receivables	23,407	(46,890)	120,613
Inventories	(19,331)	(15,974)	298,150
Accounts payable	7,322	111,811	(386,504)
Income taxes currently payable	82,781	22,707	(7,146)
Other assets and liabilities	123,481	(34,097)	11,387

Net cash provided by operating activities	832,206	587,604	692,542

Cash flows from investing activities
Additions to long-term notes receivable	(17,955)	(61,963)	(37,372)
Proceeds received on long-term notes receivable	32,575	57,869	47,794
Proceeds from sale of assets	56,552	65,986	57,798
Purchases of property, plant and equipment	(328,156)	(396,609)	(292,927)

Net cash used in investing activities	(256,984)	(334,717)	(224,707)

Cash flows from financing activities
Net (reduction) issuance of notes payable	(80,000)	56,000	(551,574)
Proceeds from issuance of long-term debt	—	296,535	218,014
Repayment of long-term debt	(131,063)	(472,448)	(19,863)
Reduction of obligations under capital leases	(32,884)	(29,767)	(25,988)
Dividends paid	(77,035)	(75,648)	(74,024)
Net proceeds from the sale of common stock under option plans	23,127	31,617	19,458
Payment for purchase of treasury shares	(14,599)	(42,159)	(32,083)

Net cash used in financing activities	(312,454)	(235,870)	(466,060)

Net increase in cash and cash equivalents	262,768	17,017	1,775
Cash and cash equivalents at beginning of year	29,188	12,171	10,396

Cash and cash equivalents at end of year	$291,956	$29,188	$12,171

SUPPLEMENTAL CASH FLOW INFORMATION

The company’s non-cash activities were as follows:

Leased asset additions and related obligations	$43,308	$42,829	$95,731
Minimum pension liability, net of deferred taxes of $17.1 million and $47.1 million in 2004 and 2003	$26,404	$72,328	$—
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$143,088	$171,089	$184,719
Income taxes paid (net of refunds)	$29,081	$48,787	$60,611

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

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2004 which includes 13 weeks. The last three fiscal years consist of the 53-week period ending February 28, 2004 and the 52-week periods ending February 22, 2003 and February 23, 2002, respectively.

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

The company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given.

Advertising expenses are also included as a component of cost of sales and are expensed as incurred. Advertising expenses were $83.4 million, $83.9 million and $86.7 million for fiscal 2004, 2003 and 2002 respectively.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserves for Closed Properties and Asset Impairment Charges

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The company provides for closed property lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 20 years. The company estimates subtenant income and future cash flows based on the company’s experience and knowledge of the market in which the closed property is located, the company’s previous efforts to dispose of similar assets and current economic conditions.

Owned properties that are closed are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with the company’s policy on impairment of long-lived assets. Impairment charges on long-lived assets are recognized when expected net future cash flows are less than the assets’ carrying value. The company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. Closed property reserves are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

The expectations on timing of disposition or sublease and the estimated sales price or sublease income associated with closed properties are impacted by variable factors such as inflation, the general health of the economy, resultant demand for commercial property, the ability to secure subleases, the creditworthiness of sublessees and the company’s success at negotiating early termination agreements with lessors. While management believes the current estimates on closed properties are adequate, it is possible that continued weakness in the real estate market could cause changes in the company’s assumptions and may require additional reserves and asset impairment charges to be recorded.

LIFO and Retail Inventory Method:

Inventories are stated at the lower of cost or market. Market is replacement value.

For a significant portion of the company’s inventory, cost is determined through use of the last-in, first-out (LIFO) method. The company utilized LIFO to value approximately 68 percent and 71 percent of the company’s consolidated inventories for fiscal 2004 and 2003, respectively. The first-in, first-out method (FIFO) is used to determine cost for some of the remaining highly consumable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company’s inventories would have been higher by approximately $135.8 million at February 28, 2004 and $145.5 million at February 22, 2003.

The retail inventory method (RIM) is used to value retail inventory. The valuation of inventories are at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality.

Reserves for Self Insurance:

The company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the company’s policy to record its self insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk free interest rate. Any projection of losses concerning

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

workers’ compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, are based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, 3 to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $0.4 million, $5.9 million and $5.7 million was capitalized in fiscal years 2004, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, as of February 24, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

Stock-based Compensation:

The company has stock based employee compensation plans, which are described more fully in the Stock Option Plans note in the Notes to Consolidated Financial Statements. The company utilizes the intrinsic value-based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees,” for measuring the cost of compensation paid in company common stock. This method defines the company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for options issued under the stock option plans in fiscal 2004, 2003 or 2002 as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2004	2003	2002
	(In thousands, except per share data)

Net earnings, as reported	$280,138	$257,042	$198,326

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(10,258)	(9,528)	(5,501)

Pro forma net earnings	$269,880	$247,514	$192,825

Earnings per share—basic:

As reported	$2.09	$1.92	$1.49

Pro forma	$2.01	$1.85	$1.45

Earnings per share—diluted:

As reported	$2.07	$1.91	$1.48

Pro forma	$1.99	$1.84	$1.44

For more information on the method and assumptions used in determining the fair value of stock-based compensation, see the Stock Option Plans note in the Notes to Consolidated Financial Statements.

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

Net Earnings Per Share (EPS):

EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to dilutive stock options.

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2004. The adoption of SFAS No. 143 did not have an impact on the company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Certain provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, while the remaining provisions were effective for the company in the second quarter of fiscal 2004. The adoption of SFAS No. 145 did not have an impact on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions to SFAS No. 132, except for those relating to expected future benefit payments, are effective for fiscal years ending after December 15, 2003

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and have been incorporated in the accompanying Notes to Consolidated Financial Statements. Additional disclosures about expected future benefit payments are required for fiscal years ending after June 15, 2004 and will be incorporated in the company’s fiscal 2005 consolidated financial statements.

In January 2004, the FASB issued SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Prescription Drug Act. The Prescription Drug Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. SFAS No. 106-1 does not provide specific guidance as to whether a sponsor should recognize the effects of the Prescription Drug Act in its financial statements. The Prescription Drug Act introduces two new features to Medicare that must be considered when measuring accumulated postretirement benefit costs. The new features include a subsidy to the plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and an opportunity for a retiree to obtain a prescription drug benefit under Medicare. The Prescription Drug Act is not expected to reduce the company’s net postretirement benefit costs. The company has elected to defer adoption of SFAS No. 106-1 due to the lack of specific guidance. Therefore, the net postretirement benefit costs disclosed in the company’s financial statements do not reflect the impacts of the Prescription Drug Act on the plans. The deferral will continue to apply until specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in the company’s financial statements to change. The company is currently investigating the impacts of SFAS No. 106-1’s initial recognition, measurement and disclosure provisions on its consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting; arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 was effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, determines whether an arrangement conveying the right to use property, plant and equipment meets the definition of a lease within the scope of SFAS No. 13, “Accounting for Leases”. EITF Issue No. 01-8 was effective the first interim period beginning after May 28, 2003. The adoption of EITF Issue No. 01-8 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, addresses both qualitative and quantitative disclosures. These disclosures are required for marketable equity and debt securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The disclosure requirements were effective for fiscal years ending after December 15, 2003. The adoption of EITF Issue No. 03-1 did not have an impact on the company’s consolidated financial statements.

EITF Issue No. 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, requires that when specified criteria are met, a retailer accepting manufacturers’

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coupons should reflect the value of the coupon as revenue and not as a reduction in cost of sales. EITF Issue No. 03-10 was effective for the first interim period beginning after November 25, 2003. The adoption of EITF Issue No. 03-10 did not have an impact on the company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 were effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the company’s consolidated financial statements.

In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46 which was issued in January 2003. FIN 46 or FIN 46R applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (SPEs). FIN 46R is effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 or FIN 46R relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s consolidated financial statements. Additionally, the company does not expect the other provisions of FIN 46R to have an impact on the its consolidated financial statements.

RESTRUCTURE AND OTHER CHARGES

For fiscal 2004, the company recognized pre-tax restructure and other charges of $15.5 million. The charges reflect the net adjustments to the restructure reserves and asset impairment charges of $0.6 million, $14.4 million and $0.5 million for restructure 2002, 2001 and 2000, respectively. The increases are due to continued softening of real estate in certain markets and higher than anticipated employee benefit related costs.

The information within this note includes only those restructure and other charges that are the result of previously initiated restructure activities. In addition, the company maintains reserves and has recorded certain impairments for properties that have been closed as part of management’s ongoing operating decisions. Those reserves and impairment charges are disclosed within the Reserves for Closed Properties and Asset Impairment note in the Notes to Consolidated Financial Statements.

Restructure 2002

In fiscal 2002, the company identified additional efforts that would allow it to extend its food distribution efficiency program that began early in fiscal 2001. The additional food distribution efficiency initiatives identified resulted in pre-tax restructure charges of $16.3 million, primarily related to personnel reductions in administrative and transportation functions. Management began the initiatives in fiscal 2003 and the majority of these actions were completed by the end of fiscal 2003.

In fiscal 2003, the fiscal 2002 restructure charges were decreased by $3.6 million, including a decrease of $1.4 million due to lower than anticipated lease related costs in transportation efficiency initiatives and a decrease of $2.2 million in employee related costs due to lower than anticipated severance costs.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2004, the fiscal 2002 restructure charges were increased by $0.6 million due to higher than anticipated severance costs for certain employees.

Remaining reserves for the fiscal 2002 restructure plan represent future lease payments. Details of the fiscal 2002 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance February 28, 2004
	(In thousands)

Lease related costs:

Transportation efficiency initiatives	$1,054	$(816)	$(43)	$195

	1,054	(816)	(43)	195

Employee related costs:

Administrative realignment	2,390	(3,019)	629	—

	2,390	(3,019)	629	—

Total restructure charges	$3,444	$(3,835)	$586	$195

Details of the fiscal 2002 restructure activity as it relates to the number of terminated employees are as follows:

	Original Estimate	Employees Terminated in Fiscal 2003	Balance February 22, 2003	Employees Terminated in Fiscal 2004	Balance February 28, 2004

Employees	800	(650)	150	(150)	—

Restructure 2001

In fiscal 2001, the company completed a strategic review that identified certain assets that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. This review process culminated in the company recording pre-tax restructure and other charges of $181.6 million, including $89.7 million for asset impairment charges, $52.1 million for lease subsidies, lease cancellation fees, future payments on exited real estate and guarantee obligations and $39.8 million for severance and employee related costs.

In fiscal 2002, the fiscal 2001 restructure and other charges were increased by $17.8 million as a result of changes in estimates primarily due to the softening real estate market, including $19.1 million for increased lease liabilities in exiting the non-core retail markets and the disposal of non-core assets, offset by a net decrease of $1.3 million in restructure reserves for the consolidation of distribution centers.

In fiscal 2003, the fiscal 2001 restructure and other charges were increased by $8.1 million, including an $11.7 million increase to the restructure reserves offset by a decrease in asset impairment charges of $3.6 million. The reserve increase of $11.7 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets, including approximately $5 million relating to the consolidation of distribution centers, $6 million relating to the exit of non-core retail markets and $1.2 million in higher than anticipated employee related costs primarily in the exit of non-core retail markets.

For fiscal 2004, the fiscal 2001 restructure and other charges were increased by $14.4 million, including an $11.7 million increase to the restructure reserves and a $2.7 million increase in asset impairment charges. The

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserve increase of $11.7 million was a result of changes in estimates on employee benefit related costs from previously exited food distribution facilities and changes in estimates on exited real estate in certain markets for food distribution properties.

Included in the asset impairment charges in fiscal 2001 of $89.7 million were $57.4 million of charges related to retail food properties and $32.3 million of charges related to food distribution properties. Writedowns for property, plant and equipment, goodwill and other intangibles, and other assets were $58.4 million, $21.8 million and $9.5 million, respectively, and were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2001. In fiscal 2003, the fiscal 2001 asset impairment charges for property, plant and equipment were decreased by $3.6 million primarily due to changes in estimates on exited real estate in certain markets and includes a decrease of $8.2 million in estimates related to certain food distribution properties offset by an increase of $4.6 million in estimates related to certain retail food properties. In fiscal 2004, the fiscal 2001 asset impairment charges for property, plant and equipment were increased by $2.7 million primarily due to changes in estimates on exited real estate in certain markets for food distribution properties. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2001 restructure plan has been completed. Remaining reserves represent future payments on exited real estate and employee benefit related costs from previously exited food distribution facilities. Details of the fiscal 2001 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance February 28, 2004
	(In thousands)

Lease related costs:

Consolidation of distribution centers	$6,473	$(2,384)	$(33)	$4,056

Exit of non-core retail markets	8,844	(4,458)	3,266	7,652

Disposal of non-core assets and other administrative reductions	4,299	(1,375)	536	3,460

	19,616	(8,217)	3,769	15,168

Employee related costs:

Consolidation of distribution centers	9,604	(5,996)	7,421	11,029

Exit of non-core retail markets	2,980	(3,087)	540	433

	12,584	(9,083)	7,961	11,462

Total restructure and other charges	$32,200	$(17,300)	$11,730	$26,630

	Previously Recorded		Fiscal 2004 Adjustment	Balance February 28, 2004

Impairment charges	$86,169		$2,737	$88,906

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In fiscal 2003, the fiscal 2000 restructure and other charges were decreased by $1.6 million, including a $2.9 million increase to the restructure reserves offset by a decrease in asset impairment charges of $4.5 million. The reserve increase of $2.9 million was a result of changes in estimates on exited real estate primarily due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets and higher than anticipated employee related costs.

In fiscal 2004, the fiscal 2000 restructure and other charges were increased by $0.5 million as a result of changes in estimates on exited real estate due to the continued softening of real estate marketed for sale, sublease or assignment in certain markets.

Included in the asset impairment charges in fiscal 2000 of $17.4 million were writedowns on food distribution assets of $10.6 million for property, plant and equipment, $5.6 million of goodwill and other intangibles, and $1.2 million for other assets that were reflected in the “Restructure and other charges” line in the Consolidated Statements of Earnings for fiscal 2000. In fiscal 2003, the fiscal 2000 asset impairment charges for property, plant and equipment on food distribution properties were decreased by $4.5 million primarily due to changes in estimates on exited real estate in certain markets. The impairment charges reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

All activity for the fiscal 2000 restructure plan has been completed. Remaining reserves represent future payments on exited real estate. Details of the fiscal 2000 restructure activity for fiscal 2004 are as follows:

	Balance February 22, 2003	Fiscal 2004 Usage	Fiscal 2004 Adjustment	Balance February 28, 2004
	(In thousands)

Lease related costs:

Facility consolidation	$8,083	$(7,667)	$34	$450

Non-core store disposal	3,042	(1,454)	418	2,006

Total restructure and other charges	$11,125	$(9,121)	$452	$2,456

	Previously Recorded		Fiscal 2004 Adjustment	February 28, 2004

Impairment charges	$12,964		$18	$12,982

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

RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT CHARGES

Reserves for Closed Properties

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations, future payments on exited real estate and severance. Details of the activity in the closed property reserves for fiscal 2004, fiscal 2003 and fiscal 2002 are as follows:

(In thousands)	2004	2003	2002

Beginning balance	$49,873	$74,996	$68,067

Additions	10,809	3,169	12,399

Usage	(13,477)	(28,292)	(5,470)

Ending balance	$47,205	$49,873	$74,996

Asset Impairment

The company recognized asset impairment charges of $7.6 million, $15.6 million and $10.0 million in fiscal 2004, 2003 and 2002, respectively, on the write-down of property, plant and equipment for closed properties. For fiscal 2004, of the $7.6 million asset impairment charge recognized, $6.2 million related to retail food and $1.4 million related to food distribution. Asset impairment charges, a component of selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

ASSETS HELD FOR SALE

At February 28, 2004, the company had approximately $9.7 million of assets classified as held for sale reflected as a component of other current assets in the Consolidated Balance Sheets. These assets are for closed distribution centers that the company is actively marketing for sale. The company anticipates selling or disposing of these assets within one year from the date the assets were designated as held for sale.

NOTES RECEIVABLE

Notes receivable arise from financing activities with independent retail food customers. Loans to retailers, as well as trade accounts receivable, are primarily collateralized by the retailers’ inventory, equipment and fixtures. The notes range in length from 1 to 15 years with an average term of 6 years, and may be non-interest bearing or bear interest at rates ranging from 5 to 11 percent.

Included as a component of current receivables, net in the Consolidated Balance Sheets are notes receivable, net due within one year of $25.5 million and $30.3 million at February 28, 2004 and February 22, 2003, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In the third quarter of fiscal 2004, the company completed an asset exchange with C&S Wholesale Grocers, Inc. (C&S) whereby the company acquired certain former Fleming Companies’ distribution operations in the Midwest from C&S in exchange for the company’s New England operations (the “Asset Exchange”). The Asset Exchange resulted in the addition of approximately $58.6 million of intangible assets related to customer relationships and trademarks and a reduction in goodwill of $20.0 million related to the company’s New England operations.

At February 28, 2004, the company had approximately $1.6 billion of goodwill of which $0.9 billion related to retail food and $0.7 billion related to food distribution.

In the following table, the company has adjusted reported net earnings, diluted net earnings per common share and basic net earnings per common share to exclude amortization expense related to goodwill, that is no longer being amortized upon the adoption of SFAS No. 142:

(In thousands, except per share data)	2004	2003	2002

Reported net earnings	$280,138	$257,042	$198,326

Goodwill amortization	—	—	48,363

Adjusted net earnings	$280,138	$257,042	$246,689

Diluted net earnings per common share:

Reported net earnings	$2.07	$1.91	$1.48

Goodwill amortization	—	—	0.35

Adjusted net earnings	$2.07	$1.91	$1.83

Basic net earnings per common share:

Reported net earnings	$2.09	$1.92	$1.49

Goodwill amortization	—	—	0.35

Adjusted net earnings	$2.09	$1.92	$1.84

A summary of changes in the company’s other acquired intangible assets during fiscal 2003 and fiscal 2004 follows:

	February 23, 2002	Amorti- zation	Additions	Other net adjustments	February 22, 2003	Amorti- zation	Additions	Other net adjustments	February 28, 2004
	(in thousands)

Trademarks	$—		$—	$—	$—		$15,269	$—	$15,269

Leasehold Rights, Customer lists and other (accumulated amortization of $17,836 and $15,396, at February 28, 2004 and February 22, 2003)	47,310		2,660	(307)	49,663		—	(294)	49,369

Customer relationships (accumulated amortization of $495 at February 28, 2004)	—		—	—	—		43,361	—	43,361

Non-compete agreements (accumulated amortization of $3,959 and $4,376 at February 28, 2004 and February 22, 2003)	8,406		—	100	8,506		502	(1,789)	7,219

Total other acquired intangible assets	55,716		2,660	(207)	58,169		59,132	(2,083)	115,218

Accumulated amortization	(16,298)	$(3,903)	—	429	(19,772)	$(4,541)	—	2,023	(22,290)

Total other acquired intangible assets, net	$39,418	$(3,903)	$2,660	$222	$38,397	$(4,541)	$59,132	$(60)	$92,928

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other acquired intangible assets are a component of other assets in the Consolidated Balance Sheets. Amortization expense of $4.5 million, $3.9 million and $3.1 million was recorded in fiscal 2004, 2003 and 2002, respectively. Future amortization expense will approximate $6.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks.

INVESTMENTS IN UNCONSOLIDATED EQUITY AFFILIATES

The company recognized $39.2 million, $39.7 million and $29.2 million of equity in earnings from investments in unconsolidated equity affiliates in fiscal 2004, 2003 and 2002, respectively. The equity method of accounting is used for companies and other investments in which the company has significant influence, which generally represents common stock ownership or partnership equity of at least 20% and not more than 50%. At year-end 2004, the company’s investment in unconsolidated equity affiliates primarily include a 22% interest in WinCo Foods, Inc., a privately-held regional grocery chain that operates stores in Idaho, Oregon, Nevada, Washington and California, a 26% interest in International Data, LLC, a strategic outsourcing services provider, specializing in, among other things, data services, check and remittance processing and coupon promotions processing and a 40% interest in Tidyman’s, LLC, the owner and operator of retail supermarkets located in Montana, Idaho and Washington. These investments primarily relate to the retail food segment.

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo Foods, Inc. This investment basis was approximately $119 million and is a component of other current assets in the Consolidated Balance Sheets as of February 28, 2004. See Subsequent Events note on page F-36 in the Notes to Consolidated Financial Statements.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

On February 25, 2001, due to the implementation of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the company’s existing interest rate swap agreements were recorded at fair market value in the company’s Consolidated Balance Sheets. On July 6, 2001, the two swaps were terminated and the remaining fair market value adjustments, which were offsetting, were being amortized over the original term of the hedge. In conjunction with the company’s early redemption of its $100 million 8.875% Notes due 2022 in fiscal 2004, the remaining fair market value adjustments of the two terminated swaps relating to these notes were recognized as interest expense during fiscal 2004. There was no net impact to the Consolidated Statement of Earnings as the two terminated swaps were offsetting.

In fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchange a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are components of other assets in the Consolidated Balance Sheets. At February 28, 2004, and February 22, 2003, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expense in the Consolidated Statements of Earnings, and through February 28, 2004, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

Fair Value Disclosures of Financial Instruments

For certain of the company’s financial instruments, including cash and cash equivalents, receivables and notes payable, the carrying amounts approximate fair value due to their short maturities.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of notes receivable approximates the net carrying value at February 28, 2004 and February 22, 2003. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded debt instruments of similar credit quality.

The estimated fair value of the company’s long-term debt (including current maturities) was in excess of the carrying value by approximately $149.5 million and $86.1 million at February 28, 2004 and February 22, 2003, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

The estimated fair value of the company’s interest rate swaps approximates the carrying value at February 28, 2004. The fair value of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers.

DEBT

Notes, debentures and other debt were composed of the following at year-end:

	February 28, 2004	February 22, 2003
	(In thousands)

7.875% promissory note due fiscal 2010	$350,000	$350,000

7.5% promissory note due fiscal 2013	300,000	300,000

7.625% promissory note due fiscal 2005	250,000	250,000

8.875% promissory note due fiscal 2023	—	100,000

Zero-coupon convertible debentures	236,619	226,152

6.48%-6.69% medium-term notes due fiscal 2006-2007	103,500	103,500

Variable rate industrial revenue bonds	59,530	70,530

8.28%-9.96% promissory notes due fiscal 2010-2011	20,362	26,675

7.78%, 8.02% and 8.57% obligations with quarterly payments of principal and interest due fiscal 2005 through 2007	33,381	47,134

Other debt	31,905	32,062

	1,385,297	1,506,053

Less current maturities	273,811	31,124

Long-term debt	$1,111,486	$1,474,929

Aggregate maturities of long-term debt are:

(In thousands)

2005	$273,811

2006	63,738

2007	74,053

2008	5,521

2009 and thereafter	968,174

The debt agreements contain various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant as defined in the company’s debt agreements. The company has met the financial covenants under the debt agreements as of February 28, 2004.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2003, the company voluntarily redeemed $100.0 million of its 8.875% notes due in 2022 at a redemption price of 103.956% of the principal amount of the notes.

In August 2003, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. Outstanding borrowings under this program at February 28, 2004 and February 22, 2003, were $0 and $80.0 million, respectively, and are components of notes payable in the Consolidated Balance Sheets. The average short-term interest rate was 1.32% for fiscal 2004.

In May 2002, the company completed the issuance of the $300.0 million 10-year 7.50% Senior Notes. A portion of the proceeds was used to redeem the company’s 9.75% Senior Notes due fiscal 2005 on June 17, 2002. In November 2002, the company also retired $300.0 million 7.80% Notes that matured.

In April 2002, the company finalized a three-year, unsecured $650.0 million revolving credit agreement with rates tied to LIBOR plus 0.650 to 1.400 percent, based on the company’s credit ratings. The agreement contains various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. The company had no outstanding borrowings under the credit facilities at February 28, 2004 and February 22, 2003. As of February 28, 2004, letters of credit outstanding under the credit facility were $120.1 million and the unused available credit under the facility was $529.9 million.

In November 2001, the company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811.0 million. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million. The debentures mature in 30 years and are callable at the company’s option on or after October 1, 2006. Holders may require the company to purchase all or a portion of their debentures on October 1, 2003, October 1, 2006 or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. If the option is exercised, the company has the choice of paying the holder in cash, common stock or a combination of the two. On October 1, 2003, none of the holders exercised this option. The debentures will generally be convertible if the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, at $36.58 per share for the quarter ending June 19, 2004, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture. The debentures have an initial yield to maturity of 4.5%, which is being accreted over the life of the debentures using the effective interest method. The company may pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for the debentures. The debentures are classified as long-term debt based on the company’s ability and intent to refinance the obligation with long-term debt if the company is required to repurchase the debentures.

See Subsequent Events note on page F-36 in the Notes to Consolidated Financial Statements.

LEASES

Capital and operating leases:

The company leases certain retail food stores, food distribution warehouses and office facilities. Many of these leases include renewal options, and to a limited extent, include options to purchase. Amortization of assets under capital leases was $35.1 million, $32.8 million and $31.6 million in fiscal 2004, 2003 and 2002, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum obligations under capital leases in effect at February 28, 2004 are as follows:

Lease Obligations
(In thousands)

Fiscal Year

2005	$63,345

2006	62,072

2007	62,209

2008	61,509

2009	58,528

Later	539,825

Total future minimum obligations	847,488

Less interest	365,679

Present value of net future minimum obligations	481,809

Less current obligations	24,955

Long-term obligations	$456,854

The present values of future minimum obligations shown are calculated based on interest rates ranging from 6.0 percent to 13.8 percent, with a weighted average rate of 8.1 percent, determined to be applicable at the inception of the leases.

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouses and computer equipment. Future minimum obligations under operating leases in effect at February 28, 2004 are as follows:

Operating Lease Obligations
(In thousands)

Fiscal Year

2005	$160,589

2006	124,290

2007	114,736

2008	94,020

2009	135,802

Later	403,126

Total future minimum obligations	$1,032,563

The company is party to synthetic leasing programs for two of its major warehouses. The leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases”. For additional information on synthetic leases, refer to the Commitments, Contingencies and Off-Balance Sheet Arrangements note in the Notes to Consolidated Financial Statements.

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $119.7 million, $113.7 million and $100.7 million in fiscal 2004, 2003 and 2002, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum receivables under operating leases and subleases in effect at February 28, 2004 are as follows:

	Owned Property	Leased Property	Total
	(In thousands)

Fiscal Year

2005	$1,496	$22,971	$24,467

2006	1,450	19,388	20,838

2007	1,113	16,583	17,696

2008	1,069	13,026	14,095

2009	526	9,025	9,551

Later	470	38,039	38,509

Total future minimum receivables	$6,124	$119,032	$125,156

Owned property leased to third parties is as follows:

	February 28, 2004	February 22, 2003
	(In thousands)

Land, buildings and equipment	$16,839	$19,161

Less accumulated depreciation	8,056	7,171

Net land, buildings and equipment	$8,783	$11,990

The company recognizes rent escalations on a straight-line basis over the term of the lease. Deferred rents are included in other liabilities in the Consolidated Balance Sheets.

Direct financing leases:

Under direct financing capital leases, the company leases buildings on behalf of independent retailers with terms ranging from 5 to 20 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 28, 2004, are as follows:

	Direct Financing Lease Receivables	Direct Financing Capital Lease Obligations
	(In thousands)

Fiscal Year

2005	$13,239	$12,473

2006	12,163	11,470

2007	11,523	10,935

2008	10,498	9,923

2009	9,742	9,223

Later	56,879	54,366

Total minimum lease payments	114,044	108,390

Less unearned income	38,223	—

Less interest	—	35,831

Present value of net minimum lease payments	75,821	72,559

Less current portion	7,133	7,178

Long-term portion	$68,688	$65,381

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES

The provision for income taxes consists of the following:

	2004	2003	2002
	(In thousands)

Current

Federal	$110,031	$78,704	$50,152

State	14,495	12,050	7,910

Tax credits	(1,500)	(1,000)	(750)

Total current	123,026	89,754	57,312

Deferred	51,716	61,208	76,360

Total provision	$174,742	$150,962	$133,672

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

	2004	2003	2002
	(In thousands)

Federal taxes based on statutory rate	$159,208	$142,801	$116,199

State income taxes, net of federal benefit	13,394	12,153	11,562

Nondeductible goodwill	6,809	—	15,439

Audit settlements	(2,214)	—	(4,583)

Other	(2,455)	(3,992)	(4,945)

Total provision	$174,742	$150,962	$133,672

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 28, 2004 and February 22, 2003 are as follows:

	2004	2003
	(In thousands)

Deferred tax assets:

Restructure	$38,561	$58,515

Net operating loss from acquired subsidiaries	28,919	35,853

Reserves not currently deductible	154,524	151,233

Minimum pension liability	64,192	47,025

Inventories	16,732	16,247

Other	25,303	25,783

Total deferred tax assets	328,231	334,656

Deferred tax liabilities:

Depreciation and amortization	(106,445)	(84,318)

Acquired assets basis difference	(50,377)	(58,886)

Accelerated deductions	(175,609)	(175,507)

Other	(105,789)	(87,173)

Total deferred tax liabilities	(438,220)	(405,884)

Net deferred tax liability	$(109,989)	$(71,228)

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company currently has net operating loss (NOL) carryforwards from acquired companies of $ 75.9 million for tax purposes, which expire beginning in 2007 and continuing through 2018.

Based on management’s assessment, it is more likely than not that all of the deferred tax assets will be realized; therefore, no valuation allowance is considered necessary.

ACCUMULATED OTHER COMPREHENSIVE LOSSES

The accumulated balances, net of deferred taxes, for each classification of accumulated other comprehensive losses are as follows:

	Derivative Financial Instrument- Unrealized Loss	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Losses
	(In thousands)

Balances at February 22, 2003	$(6,735)	$(72,328)	$(79,063)

Minimum pension liability	—	(26,404)	(26,404)

Amortization of loss on derivative financial instrument (including impact of debt redemption)	6,735	—	6,735

Balances at February 28, 2004	$—	$(98,732)	$(98,732)

On February 25, 2001, due to the implementation of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the company’s existing interest rate swap agreements were recorded at fair market value in the company’s Consolidated Balance Sheets. On July 6, 2001, the two swaps were terminated and the remaining fair market value adjustments, which were offsetting, were being amortized over the original term of the hedge. In conjunction with the company’s early redemption of its $100 million 8.875% Notes due 2022 in fiscal 2004, the remaining fair market value adjustments of the two terminated swaps relating to these notes were recognized as interest expense in fiscal 2004. There was no net impact to the Consolidated Statement of Earnings for fiscal 2004 as the two terminated swaps were offsetting.

STOCK OPTION PLANS

The company’s 2002 and SUPERVALU/Richfood 1996 stock option plans allow the granting of non-qualified stock options and incentive stock options to purchase shares of the company’s common stock, to salaried employees at prices not less than 100 percent of their fair market value, determined based on the average of the opening and closing sale price of a share on the date of grant. The company’s 1997 stock plan allows only the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value determined on the same basis. In April 2002, the Board of Directors reserved an additional 3.8 million shares for issuance under the 1997 plan. The company also has options outstanding under its 1983 and 1993 plans, but no further options may be granted under these plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Committee”) may determine at the time of granting whether each option granted, except those granted under the 1997 plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Committee, but shall not be for more than 10 years from the date of grant, generally with a vesting period of zero to four years. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee, may determine.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the options granted, exercised and outstanding under such plans are as follows:

	Shares	Weighted Average Price per Share
	(In thousands)

Outstanding, February 24, 2001	14,410	$20.26

Granted	1,215	17.32

Exercised	(1,781)	15.82

Canceled and forfeited	(677)	18.23

Outstanding, February 23, 2002	13,167	$20.69

Granted	2,885	28.27

Exercised	(2,896)	17.44

Canceled and forfeited	(151)	20.84

Outstanding, February 22, 2003	13,005	$23.10

Granted	2,716	17.70

Exercised	(2,103)	17.36

Canceled and forfeited	(1,779)	36.18

Outstanding, February 28, 2004	11,839	$20.92

The following table summarizes stock option information at year-end 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$12.25 to $14.50	1,814,037	5.73 years	14.30	1,280,897	14.28

14.78 to 15.81	1,060,757	5.16	15.35	803,057	15.32

15.90 to 15.90	1,740,738	9.11	15.90	260,183	15.90

16.08 to 20.69	1,840,505	5.80	19.54	1,533,905	19.72

20.72 to 23.08	1,693,847	4.27	22.58	1,643,697	22.61

23.09 to 26.06	543,230	3.96	24.63	449,052	24.64

26.10 to 27.98	1,924,837	7.70	27.89	890,032	27.79

28.07 to 32.24	1,189,679	4.27	29.81	1,062,740	29.79

32.77 to 34.44	31,575	4.08	33.08	31,575	33.08

$12.25 to $34.44	11,839,205	6.07	$20.92	7,955,138	$21.45

Option shares available for grant were 6.2 million and 7.3 million at February 28, 2004 and February 22, 2003, respectively. As of February 28, 2004, the company has reserved 18.0 million shares, in aggregate, for the plans.

As of February 28, 2004, limited stock appreciation rights have been granted and are outstanding under the 1989 stock appreciation rights plan and the 1993 stock plan. Such rights relate to options granted to purchase 494,000 shares of common stock and are exercisable only upon a “change in control.”

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the stock plans described above, the company incurs expenses under long-term incentive and restricted stock plans at the discretion of the Board of Directors. Compensation expense under these plans was $1.7 million, $4.1 million and $4.7 million for fiscal 2004, 2003 and 2002, respectively.

See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for the impact of stock based compensation on pro forma net earnings and earnings per common share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2004	2003	2002

Dividend yield	2.00%	2.00%	2.00%

Risk free interest rate	2.10%	2.86%	4.23%

Expected life	4.5 years	4.5 years	4.5 years

Expected volatility	32.04%	34.66%	32.50%

Estimated fair value of options granted per share	$4.25	$7.77	$4.85

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

In October 2001, the Board of Directors authorized a treasury stock purchase program under which the company is authorized to purchase up to 5.0 million shares of the company’s common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the company’s stock. In fiscal 2002, the company purchased 1.3 million shares under the program at an average cost of $22.16 per share. In fiscal 2003, the company purchased 1.5 million shares under the program at an average cost of $27.94 per share. In fiscal 2004, the company purchased 0.6 million shares under the program at an average cost of $23.80 per share. As of February 28, 2004, 1.6 million shares remained available for purchase under this program.

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

	2004	2003	2002
	(In thousands, except per share amounts)

Earnings per share—basic

Earnings available to common shareholders	$280,138	$257,042	$198,326

Weighted average shares outstanding	133,975	133,730	132,940

Earnings per share—basic	$2.09	$1.92	$1.49

Earnings per share—diluted

Earnings available to common shareholders	$280,138	$257,042	$198,326

Weighted average shares outstanding	133,975	133,730	132,940

Dilutive impact of options outstanding	1,443	1,147	1,038

Weighted average shares and potential dilutive shares outstanding	135,418	134,877	133,978

Earnings per share—diluted	$2.07	$1.91	$1.48

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 28, 2004. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately ten years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 28, 2004, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was $290.4 million and represented $180.3 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements. In addition, the company has guaranteed a construction loan on a warehouse of $1.5 million at February 28, 2004 that the company will purchase upon completion. The company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of February 28, 2004, the company did not have any material guarantees that were issued or modified since December 31, 2002.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in September 2004 and April 2008. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million. The lease that expires in April 2008 has a purchase option of $60.0 million. At February 28, 2004, the estimated market value of the properties underlying these leases equaled or exceeded the purchase options. The company’s obligation under its guaranty arrangements related to these synthetic leases had a carrying balance of $2.8 million, which is reflected as a component of other liabilities in the Consolidated Balance Sheets at February 28, 2004.

The company had $145.7 million of outstanding letters of credit as of February 28, 2004, of which $120.1 million were issued under the credit facility and $25.6 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs, and payment obligations. The company pays fees, which vary by instrument, of up to 1.125% on the outstanding balance of the letter of credit.

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

RETIREMENT PLANS

Substantially all non-union employees of the company and its subsidiaries are covered by various contributory and non-contributory pension or profit sharing plans. The company also participates in several

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements. Amounts charged to union pension expense were $34.2 million, $35.2 million and $38.4 million for fiscal 2004, 2003, and 2002, respectively.

Contributions under the defined contribution 401(k) and profit sharing plans are determined by plan provisions or at the discretion of the company’s Retirement Committee and were $17.1 million, $8.0 million and $16.1 million for fiscal 2004, 2003, and 2002, respectively. Plan assets also include 3.0 million shares and 2.9 million shares of the company’s common stock at February 28, 2004 and February 22, 2003, respectively.

Benefit calculations for the company’s defined benefit pension plans for non-union eligible participants are generally based on years of service and the participants’ highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding equity, fixed income securities and alternative investment classes.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the changes in benefit obligations and plan assets, a reconciliation of the accrued benefit costs and total benefit costs for the fiscal years for the company’s non-union defined benefit pension plans and the post retirement benefit plans:

	Pension Benefits		Post Retirement Benefits
	February 28, 2004	February 22, 2003	February 28, 2004	February 22, 2003
	(In thousands)

CHANGES IN BENEFIT OBLIGATIONS

Benefit obligations at beginning of year	$502,383	$466,770	$111,320	$103,687

Service cost	18,243	18,333	1,350	1,790

Interest cost	35,003	33,228	7,457	7,336

Plan amendments	—	10,123	(4,495)	—

Actuarial (gain) loss	86,248	(5,709)	17,025	5,445

Benefits paid	(23,307)	(20,362)	(7,576)	(6,938)

Benefit obligations at end of year	$618,570	$502,383	$125,081	$111,320

CHANGES IN PLAN ASSETS

Fair value of plan assets at beginning of year	$393,104	$396,034	$—	$—

Actual return on plan assets	72,012	(26,846)	—	—

Company contributions	25,000	44,278	7,576	6,938

Plan participants’ contributions	—	—	4,801	4,120

Benefits paid	(23,307)	(20,362)	(12,377)	(11,058)

Fair value of plan assets at end of year	$466,809	$393,104	$—	$—

RECONCILIATION OF PREPAID (ACCRUED) COST AND TOTAL AMOUNT RECOGNIZED

Funded status	$(151,761)	$(109,279)	$(125,081)	$(111,320)

Accrued contribution	—	—	—	—

Unrecognized net loss	216,919	169,611	59,723	46,003

Unrecognized prior service cost	9,027	10,134	(10,033)	(6,738)

Prepaid (accrued) cost	$74,185	$70,466	$(75,391)	$(72,055)

Prepaid benefit cost	$—	$—

Accrued benefit liability	(90,439)	(52,144)

Intangible asset	9,027	10,134

Accumulated other comprehensive income	155,597	112,476

Total recognized	$74,185	$70,466

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Post Retirement Benefits
	2004	2003	2002	2004	2003	2002
	(In thousands)

NET BENEFIT COSTS FOR THE FISCAL YEAR

Service cost	$18,242	$18,333	$17,487	$1,350	$1,790	$1,902

Interest cost	35,003	33,228	31,163	7,457	7,336	6,031

Expected return on plan assets	(40,970)	(40,323)	(41,386)	—	—	—

Amortization of:

Unrecognized net loss	7,898	2,085	—	3,305	2,744	715

Unrecognized prior service cost	1,107	(158)	(159)	(1,200)	(1,200)	(736)

Net benefit costs for the fiscal year	$21,280	$13,165	$7,105	$10,912	$10,670	$7,912

In March 2002, the company amended its pension plan by adopting the Economic Growth and Tax Relief Reconciliation Act of 2001. The amendments included increasing the maximum plan benefit from $140,000 to $160,000 and the compensation limit from $170,000 to $200,000 and resulted in an increase to the plan’s benefit obligation of approximately $10.1 million in fiscal 2003. In March 2003 and 2004, the company amended its post retirement medical health care benefit plan, primarily making changes to benefit coverage. This amendment resulted in a decrease in the plan’s benefit obligation of approximately $4.5 million in fiscal 2004.

SFAS No. 87, “Employers’ Accounting for Pension”, requires the balance sheet to reflect a prepaid pension asset or minimum pension liability based on the current market value of plan assets and the accumulated benefit obligation of the plan. Based on both performance of the pension plan assets and plan assumption changes, the company recorded a net after-tax adjustment of $26.4 million in fiscal 2004 and $72.3 million in fiscal 2003 to reflect a minimum pension liability of $98.7 million after-tax as of February 28, 2004. The $43.5 million pre-tax adjustment for fiscal 2004 includes $43.1 million for the pension plan and $0.4 million for the non-contributory, unfunded pension plans, discussed below. For fiscal 2003, the $119.4 million pre-tax adjustment includes $112.5 million for the pension plan and $6.9 million for the non-contributory, unfunded pension plans.

The company utilized the following assumptions in the calculations for pension and the non-contributory unfunded pension plans:

	2004	2003	2002

Weighted-average assumptions used to determine benefit obligations:

Discount rate	6.25%	7.00%	7.25%

Rate of compensation increase	3.00%	3.25%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost:

Discount rate	7.00%	7.25%	7.75%

Rate of Compensation Increase	3.25%	3.50%	4.00%

Expected return on plan assets	9.00%	9.25%	10.00%

The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation was 8.0 percent in fiscal 2004. The assumed health care cost trend rate will decrease by one percent each year for the next three years until it reaches the ultimate trend rate of 5.0 percent. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a one percent increase in the

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trend rate would increase the accumulated postretirement benefit obligation by $7.0 million and the net periodic cost by $0.4 million in fiscal 2004. In contrast, a one percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $6.6 million and the net periodic cost by $0.4 million in fiscal 2004.

The company also maintains non-contributory, unfunded pension plans to provide certain employees with pension benefits in excess of limits imposed by federal tax law. The projected benefit obligation of the unfunded plans was $24.9 million and $23.5 million at February 28, 2004 and February 22, 2003, respectively. The accumulated benefit obligation of these plans totaled $21.0 million and $19.3 million at February 28, 2004 and February 22, 2003, respectively. Net periodic pension cost was $3.6 million, $2.7 million and $2.8 million for 2004, 2003 and 2002, respectively.

The company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Alternative investments, including hedge funds, private equity and real estate are also used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. The overall investment strategy and policy has been developed based on the need to satisfy the long-term liabilities of the company’s pension plans. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the company’s financial conditions. This asset allocation policy mix is reviewed annually and actual allocations are rebalanced on a regular basis.

Plan assets are invested using a combination of active and passive investment strategies. Passive strategies invest in broad sectors of the market primarily through the use of indexing. Indexing is an investment management approach based on investing in exactly the same securities, in the same proportions, as an index, such as the S&P 500. The management style is considered passive because portfolio managers don’t make decisions about which securities to buy and sell, they simply mimic the composition and weightings of the appropriate stock or bond market index. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities), and interest rate bets (fixed income) versus benchmark indices while focusing primarily on issue selection as a means to add value. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The following table summarizes the actual allocation of our pension plan assets at its November 30 measurement date as well as our target allocation are as follows:

Asset Category	Target Allocation Ranges			Plan Assets Fiscal 2004	Plan Assets Fiscal 2003

Domestic Equity	45.0%	—	70.0%	62.8%	59.7%

International Equity	7.0%	—	20.0%	9.7%	9.3%

Domestic Fixed Income	25.0%	—	35.0%	26.7%	29.7%

Cash and Other	0.0%	—	15.0%	0.8%	1.3%

Total				100.0%	100.0%

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected long-term rate of return for Plan assets was determined based on the projection of asset class return expectations applied to the target asset allocation of the Plan assets. Consideration was given to widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets, the active total return oriented portfolio management style as well as the diversification needs and rebalancing characteristics of the Plan. Long-term trends were evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions.

The company expects to contribute approximately $25 million to its defined benefit pension plans during fiscal 2005.

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

SUBSEQUENT EVENTS

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo Foods, Inc., a privately-held regional grocery chain that operates stores in Idaho, Oregon, Nevada, Washington and California. The company received after-tax proceeds of approximately $150 million on the sale.

On May 3, 2004, the company utilized the proceeds from the sale of its minority interest in WinCo and additional available cash balances to voluntarily redeem $250 million of 7 5/8 percent Notes due September 15, 2004, in accordance with the Note redemption provisions.

SEGMENT INFORMATION

Refer to page F-5 for the company’s segment information.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	Fiscal Year Ended February 28, 2004
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (13 wks)	Year (53 wks)

Net sales	$5,836,287	$4,590,650	$4,738,983	$5,043,759	$20,209,679

Gross profit	$800,746	$637,248	$645,630	$753,626	$2,837,250

Net earnings	$73,670	$62,232	$48,616	$95,620	$280,138

Net earnings per common share—diluted	$0.55	$0.46	$0.36	$0.70	$2.07

Dividends declared per common share	$0.1425	$0.1450	$0.1450	$0.1450	$0.5775

Weighted average shares—diluted	134,118	135,546	135,862	136,548	135,418

	Fiscal Year Ended February 22, 2003
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)

Net sales	$5,654,424	$4,339,579	$4,553,443	$4,612,922	$19,160,368

Gross profit	$756,956	$591,669	$596,343	$648,003	$2,592,971

Net earnings	$77,155	$58,807	$57,137	$63,943	$257,042

Net earnings per common share—diluted	$0.57	$0.44	$0.43	$0.48	$1.91

Dividends declared per common share	$0.1400	$0.1425	$0.1425	$0.1425	$0.5675

Weighted average shares—diluted	136,139	134,927	134,087	133,934	134,877

Note: Fiscal 2004 net earnings include after-tax restructure and other items of $9.8 million or $0.07 per diluted share. Fiscal 2003 net earnings include after-tax restructure charges of $1.8 million or $0.01 per diluted share.

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of year	Additions	Deductions	Balance at end of year

Allowance for doubtful accounts:

Year ended:

February 28, 2004	$21,913,000	8,396,000	11,778,000	$18,531,000

February 22, 2003	22,941,000	14,768,000	15,796,000	21,913,000

February 23, 2002	22,750,000	13,536,000	13,345,000	22,941,000

Allowance for notes receivable accounts:

Year ended:

February 28, 2004	$13,948,000	2,083,000	118,000	$15,913,000

February 22, 2003	18,876,000	951,000	5,879,000	13,948,000

February 23, 2002	18,449,000	6,362,000	5,935,000	18,876,000

Closed properties reserves:

Year ended:

February 28, 2004	$49,873,000	10,809,000	13,477,000	$47,205,000

February 22, 2003	74,996,000	3,169,000	28,292,000	49,873,000

February 23, 2002	68,067,000	12,399,000	5,470,000	74,996,000

EXHIBIT INDEX

SUPERVALU INC.

ANNUAL REPORT ON FORM 10-K

Exhibit Number	Exhibit

3(i)	Restated Certificate of Incorporation.

*3(ii)	Restated Bylaws, as amended.

*4.1	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant.

*4.2	First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.7	Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant.

*4.8	Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise.

*4.9	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior).

*4.10	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

*4.11	Form of Credit Agreement, dated as of October 8, 1997, as amended and restated as of August 16, 2001, among the Registrant, the Lenders named therein, the Chase Manhattan Bank, as Agent, and Bank One, NA, as Syndication Agent.

*10.1	SUPERVALU INC. 2002 Stock Plan, as amended.

*10.2	SUPERVALU INC. 1997 Stock Plan, as amended.

*10.3	SUPERVALU INC. 1993 Stock Plan, as amended.

*10.4	SUPERVALU/Richfood Stock Incentive Plan, as amended.

Exhibit Number	Exhibit

*10.5	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended.

*10.6	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

*10.7	SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

*10.8	SUPERVALU INC. Executive Incentive Bonus Plan.

*10.9	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended.

*10.10	SUPERVALU INC. Long-Term Incentive Plan.

*10.11	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended.

*10.12	SUPERVALU INC. ERISA Excess Benefit Plan Restatement, as amended.

*10.13	SUPERVALU INC. Deferred Compensation Plan as amended.

*10.14	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, and Executive Deferred Compensation Plan II.

*10.15	Amendments to the SUPERVALU INC. Executive Deferred Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II.

*10.16	Form of Agreement used in connection with the Registrant’s Executive Post-Retirement Survivor Benefit Program.

*10.17	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant.

*10.18	SUPERVALU INC. Directors Retirement Program, as amended.

*10.19	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.20	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.21	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.22	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.23	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.24	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan.

10.25	Restricted Stock Unit Award Agreement for David L. Boehnen, as amended.

10.26	Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended.

10.27	Restricted Stock Unit Award Agreement for John H. Hooley.

10.28	Restricted Stock Unit Award Agreement for Michael L. Jackson.

*10.29	Restricted Stock Unit Award Agreement for Jeffrey Noddle.

*10.30	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002.

Exhibit Number	Exhibit

12.1	Ratio of Earnings to Fixed Charges.

21.1	SUPERVALU INC. Subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	32.1	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference