Form 10-Q
period 2004-06-19
SUPERVALU INC
filed 2004-07-29
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 19, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number 1-5418

SUPERVALU INC.

(Exact name of registrant as specified in its Charter)

DELAWARE	41-0617000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

11840 VALLEY VIEW ROAD EDEN PRAIRIE, MINNESOTA	55344
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of July 23, 2004 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	135,968,518

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	First Quarter (16 weeks) ended
	June 19, 2004	%of sales	June 14, 2003	%of sales
Net sales	$5,910,649	100.0%	$5,836,287	100.0%
Costs and expenses
Cost of sales	5,065,612	85.7	5,035,541	86.3
Selling and administrative expenses	673,676	11.4	637,745	10.9
Gain on sale of WinCo Foods, Inc.	109,238	1.8	—	—
Restructure and other charges	279	—	1,171	—

Operating earnings	280,320	4.7	161,830	2.8
Interest
Interest expense	48,451	0.8	49,575	0.8
Interest income	6,159	0.1	5,147	0.1

Interest expense, net	42,292	0.7	44,428	0.7

Earnings before income taxes	238,028	4.0	117,402	2.1
Provision for income taxes
Current	61,847	1.0	34,159	0.6
Deferred	26,770	0.5	9,573	0.2

Income tax expense	88,617	1.5	43,732	0.8

Net earnings	$149,411	2.5%	$73,670	1.3%

Weighted average number of common shares outstanding
Diluted	137,559		134,118
Basic	135,244		133,719
Net earnings per common share—diluted	$1.09		$0.55
Net earnings per common share—basic	$1.10		$0.55
Dividends per common share	$0.1450		$0.1425

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	First Quarter (16 weeks) ended
	June 19, 2004	June 14, 2003
Net sales
Retail food	$3,130,196	$2,956,511
% of total	53.0%	50.7%
Food distribution	2,780,453	2,879,776
% of total	47.0%	49.3%

Total net sales	$5,910,649	$5,836,287
	100.0%	100.0%

Operating earnings
Retail food operating earnings	$128,797	$123,624
% of sales	4.1%	4.2%
Food distribution operating earnings	62,899	58,174
% of sales	2.3%	2.0%

Subtotal	191,696	181,798
% of sales	3.2%	3.1%

General corporate expenses	(20,335)	(18,797)
Gain on sale of WinCo Foods, Inc.	109,238	—
Restructure and other charges	(279)	(1,171)

Total operating earnings	280,320	161,830
% of sales	4.7%	2.8%
Interest expense	(48,451)	(49,575)
Interest income	6,159	5,147

Earnings before income taxes	238,028	117,402
Provision for income taxes	(88,617)	(43,732)

Net earnings	$149,411	$73,670

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

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	First Quarter	Fiscal Year End
	June 19, 2004	February 28, 2004
Assets
Current Assets
Cash and cash equivalents	$428,560	$291,956
Receivables, net ($0 pledged as collateral as of June 19, 2004 and February 28, 2004)	458,842	447,872
Inventories, net	1,049,711	1,078,343
Other current assets	95,173	218,996

Total current assets	2,032,286	2,037,167
Long-term receivables, net	119,667	129,729
Property, plant and equipment, net	2,106,096	2,134,436
Goodwill	1,557,057	1,557,057
Other assets	259,675	294,624

Total assets	$6,074,781	$6,153,013

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,169,363	$1,118,114
Current debt and obligations under capital leases	74,932	305,944
Other current liabilities	452,536	459,047

Total current liabilities	1,696,831	1,883,105
Long-term debt and obligations under capital leases	1,611,935	1,633,721
Other liabilities and deferred income taxes	399,399	426,613
Commitments and contingencies
Total stockholders’ equity	2,366,616	2,209,574

Total liabilities and stockholders’ equity	$6,074,781	$6,153,013

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 22, 2003	150,670	$150,670	$114,028	(16,982)	$(327,327)	$(79,063)	$2,150,932	$2,009,240
Comprehensive income:
Net earnings	—	—	—	—	—	—	280,138	280,138
Amortization of loss on derivative financial instruments, net of deferred taxes of $4.2 million	—	—	—	—	—	6,735	—	6,735
Minimum pension liability, net of deferred taxes of $17.1 million	—	—	—	—	—	(26,404)	—	(26,404)

Total comprehensive income	—	—	—	—	—	—	—	260,469
Sales of common stock under option plans	—	—	(11,047)	1,596	41,508	—	—	30,461
Cash dividends declared on common stock— $0.5775 per share	—	—	—	—	—	—	(77,495)	(77,495)
Compensation under employee incentive plans	—	—	(629)	93	2,127	—	—	1,498
Purchase of shares for treasury	—	—	—	(617)	(14,599)	—	—	(14,599)

BALANCES AT FEBRUARY 28, 2004	150,670	150,670	102,352	(15,910)	(298,291)	(98,732)	2,353,575	2,209,574
Comprehensive income:
Net earnings	—	—	—	—	—	—	149,411	149,411

Total comprehensive income	—	—	—	—	—	—	—	149,411
Sales of common stock under option plans	—	—	2,994	1,242	23,391	—	—	26,385
Cash dividends declared on common stock— $0.1450 per share	—	—	—	—	—	—	(19,694)	(19,694)
Compensation under employee incentive plans	—	—	531	28	409	—	—	940

BALANCES AT JUNE 19, 2004	150,670	$150,670	$105,877	(14,640)	$(274,491)	$(98,732)	$2,483,292	$2,366,616

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (16 weeks) ended
	June 19, 2004	June 14, 2003
Cash flows from operating activities
Net earnings	$149,411	$73,670
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,994	88,840
LIFO expense	1,800	783
Provision for losses on receivables	2,436	3,004
(Gain) loss on sale of property, plant and equipment	2,263	(304)
Gain on sale of WinCo Foods, Inc.	(109,238)	—
Restructure and other charges	279	1,171
Deferred income taxes	(26,770)	9,590
Equity in earnings of unconsolidated subsidiaries	(4,534)	(9,330)
Other adjustments, net	1,547	1,518
Changes in assets and liabilities
Receivables	(13,415)	(18,943)
Inventories	26,832	(60,639)
Accounts payable	47,107	100,491
Income taxes currently payable	68,759	31,497
Other assets and liabilities	(14,753)	(6,409)

Net cash provided by operating activities	224,718	214,939

Cash flows from investing activities
Additions to long-term notes receivable	(6,759)	(9,000)
Proceeds received on long-term notes receivable	14,251	4,070
Proceeds from sale of assets	10,923	11,340
Proceeds from sale of WinCo Foods, Inc.	229,846	—
Purchases of property, plant and equipment	(53,395)	(62,724)

Net cash provided (used) by investing activities	194,866	(56,314)

Cash flows from financing activities
Net reduction of notes payable	—	(80,000)
Proceeds from issuance of long-term debt	3,813	—
Repayment of long-term debt	(257,454)	(5,443)
Reduction of obligations under capital leases	(7,899)	(10,826)
Net proceeds from the sale of common stock under option plans	17,597	926
Dividends paid	(39,037)	(19,111)
Payment for purchase of treasury shares	—	(1,582)

Net cash used in financing activities	(282,980)	(116,036)

Net increase in cash and cash equivalents	136,604	42,589
Cash and cash equivalents at beginning of period	291,956	29,188

Cash and cash equivalents at the end of period	$428,560	$71,777

All data subject to year-end audit.

See notes to consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Accounting Policies:

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for its fiscal year ended February 28, 2004 (fiscal 2004). References to the company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks, the second, third, and fourth quarters each consist of 12 weeks for a total of 52 weeks for fiscal 2005. Fiscal 2004 comprised 53 weeks with the first quarter consisting of 16 weeks, the second and third quarters consisting of 12 weeks, with the fourth quarter consisting of 13 weeks.

Statement of Registrant:

The data presented herein is unaudited but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position of the company and its subsidiaries at June 19, 2004 and June 14, 2003, and the results of the company’s operations and consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Stock-based Compensation:

The company has stock based employee compensation plans, which are described more fully in the Stock Option Plans note in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2004. The company utilizes the intrinsic value-based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in company common stock. This method defines the company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for options issued under the stock option plans in fiscal 2005 and 2004 as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	First Quarter (16 weeks) Ended
	June 19, 2004	June 14, 2003
	(In thousands, except per share data)
Net earnings, as reported	$149,411	$73,670
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6,832)	(3,361)

Pro forma net earnings	$142,579	$70,309

Earnings per share—basic:
As reported	$1.10	$0.55
Pro forma	$1.05	$0.53
Earnings per share—diluted:
As reported	$1.09	$0.55
Pro forma	$1.04	$0.53

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

The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter (16 weeks) Ended
	June 19, 2004	June 14, 2003
	(In thousands, except per share data)
Earnings per share—basic
Earnings available to common shareholders	$149,411	$73,670
Weighted average shares outstanding	135,244	133,719
Earnings per share—basic	$1.10	$0.55
Earnings per share—diluted
Earnings available to common shareholders	$149,411	$73,670
Weighted average shares outstanding	135,244	133,719
Dilutive impact of options outstanding	2,315	399

Weighted average shares and potential dilutive shares outstanding	137,559	134,118
Earnings per share—diluted	$1.09	$0.55

Comprehensive Income:

The components of comprehensive income, net of related tax, included the following:

	First Quarter (16 weeks) Ended
	June 19, 2004	June 14, 2003
Net earnings	$149,411	$73,670
Amortization of loss on derivative financial instrument	—	105

Total comprehensive income	$149,411	$73,775

The Company had two swaps which were terminated on July 6, 2001. The remaining fair market value adjustments, which were offsetting, were being amortized over the original term of the hedge. In conjunction with the company’s early redemption of its $100 million 8.875% Notes due 2022 during the third quarter of fiscal 2004, the remaining fair market value adjustments of the two terminated swaps relating to these notes were recognized as interest expense during the third quarter of fiscal 2004. There was no net impact to the Consolidated Statement of Earnings for the third quarter of fiscal 2004 as the two terminated swaps were offsetting.

Reclassifications:

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications had no effect on reported earnings.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions to SFAS No. 132, except for those relating to expected future benefit payments, are effective for fiscal years ending after December 15, 2003 and were included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2004. Interim period disclosure requirements related to the components of net periodic benefit in cost were effective for the first interim period beginning after December 15, 2003 and have been included in the Benefit Plans note in the notes to consolidated financial statements within this Form 10-Q. Additional disclosures about expected future benefit payments are required for fiscal years ending after June 15, 2004 and will be incorporated in the company’s fiscal 2005 consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. In May 2004, the FASB issued Financial Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” to discuss certain accounting and disclosure issues raised by the Medicare Act. FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for such plans. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company has not yet concluded whether the prescription drug benefits provided under its postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. Accordingly, the reported net periodic benefit costs of the company’s postretirement plan in the accompanying consolidated financial statements and notes to the company’s consolidated financial statements do not reflect the effects of the Medicare Act. Adoption of FSP 106-2 could require revisions to previously reported information. While the company may be eligible for benefits under the Medicare Act based on the prescription drug benefits provided in its postretirement plan, the company does not believe that the provisions of FSP 106-2 will have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and revised it in December 2003. FIN 46 addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (SPEs). FIN 46 is effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s consolidated financial statements. The other provisions of FIN 46 did not have an impact on the company’s consolidated financial statements.

BENEFIT PLANS

The following table provides the components of net periodic pension and postretirement benefit cost:

	First Quarter (16 weeks) Ended
	Pension Benefits		Postretirement Benefits
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
	(in thousands)
Service cost	$5,961	$5,614	$449	$416
Interest cost	11,679	10,770	2,336	2,294
Expected return on plan assets	(12,875)	(12,607)	—	—
Amortization of:
Unrecognized net loss	5,814	2,431	1,452	1,017
Unrecognized prior service cost	388	341	(599)	(369)

Net periodic benefit cost	$10,967	$6,549	$3,638	$3,358

GAIN ON SALE OF WINCO FOODS, INC.

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo Foods, Inc., a privately-held regional grocery chain that operates stores in Idaho, Oregon, Nevada, Washington and California, for $229.8 million in cash proceeds, which resulted in a pre-tax gain of $109.2 million.

DEBT REDEMPTION

On May 3, 2004, the company utilized cash proceeds from the sale of WinCo Foods, Inc. and available cash balances to voluntarily redeem $250 million of 7 5/8 percent notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption.

RESTRUCTURE AND OTHER CHARGES

In the first quarter of fiscal 2005, the company recognized pre-tax restructure and other charges of $0.3 million. The charges reflect adjustments to the restructure reserves and asset impairment charges for restructure 2001 and restructure 2000. The increases are due to continued softening of real estate in certain markets. See the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding Restructure and Other Charges.

All activity for the fiscal 2002, 2001 and 2000 restructure plans was completed in fiscal 2003. At June 19, 2004, remaining restructure reserves for 2002, 2001 and 2000 plans were $0, $24.1 million and $1.5 million, respectively.

The remaining restructure 2001 reserves included $13.1 million for lease related costs and $11.0 million for employee related costs. In the first quarter of fiscal 2005, there was an increase in reserves of $0.1 million due to the continued softening of real estate in certain markets and usage of $2.1 million and $0.5 million for lease and employee related costs, respectively.

RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT

Reserves for Closed Properties

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations, future payments on exited real estate and severance. Details of the activity in the closed property reserves for year-to-date fiscal 2005 are as follows:

	Balance February 28, 2004	Additions	Usage	Balance June 19, 2004
Reserves for Closed Properties	$47,932	6,690	(4,954)	$49,668

Asset Impairment

In the first quarter of fiscal 2005, the company recognized $2.0 million of additional impairment charges on the write-down of property, plant and equipment for closed properties related to the retail food segment. Impairment charges, a component of selling and administrative expenses in the accompanying Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

ASSETS HELD FOR SALE

At June 19, 2004 and February 28, 2004, the company had approximately $7.4 million and $9.7 million, respectively, of assets classified as held for sale reflected as a component of other current assets in the accompanying Condensed Consolidated Balance Sheets. These assets are for closed distribution centers that the company is actively marketing for sale. The company anticipates selling or disposing of these assets within one year from the date the assets were designated as held for sale.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In fiscal 2004, the company completed an asset exchange with C&S Wholesale Grocers, Inc. (C&S) whereby the company acquired certain former Fleming Companies’ distribution operations in the Midwest from C&S in exchange for the company’s New England operations (Asset Exchange). The Asset Exchange resulted in the addition of approximately $57.8 million of intangible assets related to customer relationships and trademarks and a reduction in goodwill of $20.0 million related to the company’s New England operations included in the Asset Exchange.

At June 19, 2004, the company had approximately $1.6 billion of goodwill of which $0.9 billion related to retail food and $0.7 billion related to food distribution.

A summary of changes in the company’s other acquired intangible assets year-to-date fiscal 2005 follows:

	February 28, 2004	Amortization	Additions		Other net adjustments	June 19, 2004
	(in thousands)
Trademarks	$15,269		$		$(215)	$15,054
Leasehold Rights, Customer lists and other (accumulated amortization of $18,267 and $17,836, at June 19, 2004 and February 28, 2004)	49,369			4	(513)	48,860
Customer relationships (accumulated amortization of $1,155 and $495 at June 19, 2004 and February 28, 2004)	43,361			—	(598)	42,763
Non-compete agreements (accumulated amortization of $4,240 and $3,959 at June 19, 2004 and February 28, 2004)	7,219			—	(100)	7,119

Total other acquired intangible assets	115,218			4	(1,426)	113,796
Accumulated amortization	(22,290)	$(1,985)		—	613	(23,662)

Total other acquired intangible assets, net	$92,928	$(1,985)		$4	$(813)	$90,134

Other intangible assets are a component of other assets in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of fiscal 2005 and fiscal 2004, the company recorded amortization expense of approximately $2.0 million and 0.4 million, respectively. Future amortization expense will approximate $6.5 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In the first quarter of fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchanged a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are a component of other assets in the accompanying Condensed Consolidated Balance Sheets. At June 19, 2004, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the accompanying Consolidated Statements of Earnings, and through June 19, 2004, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 19, 2004. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately ten years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 19, 2004, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was $340.0 million and represented $208.2 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in September 2004 and April 2008. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million. The lease that expires in April 2008 has a purchase option of $60.0 million. At June 19, 2004, the estimated market value of the properties underlying these leases equaled or exceeded the purchase options. The company’s obligation under its guaranty arrangements related to these synthetic leases had a carrying balance of $2.4 million at June 19, 2004, which is a component of other liabilities in the accompanying Condensed Consolidated Balance Sheets.

The company had $157.1 million of outstanding letters of credit as of June 19, 2004, of which $132.0 million were issued under the credit facility and $25.1 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 1.125% on the outstanding balance of the letter credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

SEGMENT INFORMATION

Refer to page 3 for the company’s segment information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The first quarter of fiscal 2005 reflected an economy that continued to expand within a modestly inflationary environment. First quarter results reflect increases in same-store sales in retail leverage of new customer mix in distribution and the sale of our minority ownership interest in WinCo Foods, Inc. (WinCo). Same-store retail sales increases of 1.8 percent in the quarter reflected merchandising and remodel activities and modest product inflation. Given the life cycle maturity of our distribution business with its inherent attrition rate, future growth in food distribution will be modest and primarily achieved through serving new independent customers, net growth from existing customers and further consolidation opportunities. Annual distribution sales attrition is expected to be slightly above the historical range of two to four percent. First quarter results also reflect continued increases in employee benefit related costs. We will remain committed to streamlining our operations and improving our return on invested capital through a variety of initiatives.

RESULTS OF OPERATIONS

In the first quarter of fiscal 2005, the company achieved net sales of $5.9 billion compared with $5.8 billion last year. Net earnings for the first quarter of fiscal 2005 were $149.4 million and diluted earnings per share were $1.09 compared with net earnings of $73.7 million and diluted earnings per share of $0.55 last year. Results for the first quarter of fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.50 diluted earnings per share.

Net Sales

Net sales for the first quarter of fiscal 2005 were $5.9 billion, an increase of 1.3 percent from last year. Retail food sales were 53.0 percent of net sales for the first quarter of fiscal 2005 compared with 50.7 percent last year. Food distribution sales were 47.0 percent of net sales for the first quarter of fiscal 2005 compared with 49.3 percent last year.

Retail food sales for the first quarter of fiscal 2005 increased 5.9 percent compared with last year, primarily reflecting new store openings and increases in same-store sales, defined as stores operating for four full quarters, including store expansions. Same-store retail sales for the first quarter of fiscal 2005 increased 1.8 percent.

Store activity since last year’s first quarter, including licensed stores, resulted in 105 new stores opened and 43 stores closed for a total of 1,498 stores at the end of first quarter fiscal 2005. Total retail square footage, including licensed stores, increased approximately 4.0 percent from last year’s first quarter.

Food distribution sales for the first quarter of fiscal 2005 decreased 3.4 percent compared with last year, primarily reflecting last year’s asset exchange with C&S Wholesale Grocers, the exit of our Denver operation and normal customer attrition which more than offset new business growth.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.3 percent for the first quarter of fiscal 2005 compared with 13.7 percent last year. The increase in gross profit as a percent of net sales primarily reflects a growing proportion of the company’s retail food business, which operates at a higher gross profit margin as a percent of net sales than does the food distribution business and retail merchandising execution.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 11.4 percent for the first quarter of fiscal 2005 compared with 10.9 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the growing proportion of the company’s retail food business which operates at a higher selling and administrative expense as a percent of net sales than does the food distribution business, increases in employee benefit and incentive related costs and reserves for closed facilities partially offset by improved leverage from the concentration of food distribution volume in existing facilities and the benefits of the distribution efficiency initiatives implemented during the course of the prior year.

Restructure and Other Charges

For the first quarter of fiscal 2005 and 2004, the company incurred $0.3 million and $1.2 million, respectively, in pre-tax restructure and other charges, consisting of changes in estimates on exited real estate in certain markets.

Operating Earnings

Operating earnings for the first quarter of fiscal 2005 increased 73.2 percent to $280.3 million compared with $161.8 million last year. First quarter of fiscal 2005 operating earnings include a $109.2 million pre-tax gain on the sale of the company’s minority interest in WinCo. Retail food operating earnings for the first quarter of fiscal 2005 increased 4.2 percent to $128.8 million, or 4.1 percent of net sales, from last year’s operating earnings of $123.6 million, or 4.2 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, primarily reflects the benefits of retail merchandising execution which were more than offset by the absence of non-cash equity earnings from WinCo and increases in employee benefit related costs, which continue to increase at a rate faster than sales growth. Food distribution operating earnings for the first quarter of fiscal 2005 increased 8.1 percent to $62.9 million, or 2.3 percent of net sales, from last year’s operating earnings of $58.2 million, or 2.0 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects improved leverage from the concentration of food distribution volume in existing facilities and the benefits of efficiency initiatives implemented during the course of the prior year.

Net Interest Expense

Interest expense was $48.5 million in the first quarter of fiscal 2005 compared with $49.6 million last year. The decrease primarily reflects lower borrowing levels that more than offset $5.7 million in pre-tax costs related to the May 2004 redemption of $250 million of notes due in September 2004. Interest income was $6.2 million in the first quarter of fiscal 2005 compared with $5.1 million last year, reflecting higher cash balances.

Income Taxes

The effective tax rate was 37.23 and 37.25 percent in the first quarter of fiscal 2005 and fiscal 2004, respectively.

Net Earnings

Net earnings were $149.4 million, or $1.09 per diluted share, in the first quarter of fiscal 2005 compared with net earnings of $73.7 million, or $0.55 per diluted share last year. Results for the first quarter of fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.50 diluted earnings per share.

Weighted average diluted shares increased to 137.6 million in the first quarter of fiscal 2005 compared with 134.1 million shares last year, reflecting the net impact of stock option activity including dilution impacts.

RESTRUCTURE AND OTHER CHARGES

In the first quarter of fiscal 2005, the company recognized pre-tax restructure and other charges of $0.3 million. The charges reflect adjustments to the restructure reserves and asset impairment charges for restructure 2001 and restructure 2000. The increases are due to continued softening of real estate in certain markets. See the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding Restructure and Other Charges.

All activity for the fiscal 2002, 2001 and 2000 restructure plans was completed in fiscal 2003. At June 19, 2004, restructure reserves for 2002, 2001 and 2000 plans were $0, $24.1 million and $1.5 million, respectively.

The remaining restructure 2001 reserves included $13.1 million for lease related costs and $11.0 million for employee related costs. In the first quarter of fiscal 2005, there was an increase in reserves of $0.1 million due to the continued softening of real estate in certain markets and usage of $2.1 million and $0.5 million for lease and employee related costs, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $224.7 million for the first quarter of fiscal 2005 compared with $214.9 million last year. The increase in cash from operations as compared to last year is primarily attributable to an improvement in working capital.

Net cash provided by investing activities was $194.9 million for the first quarter of fiscal 2005 compared with cash used of $56.3 million last year. First quarter of fiscal 2005 investing activities primarily reflect proceeds from the sale of WinCo offset by capital spending to fund retail store expansion, store remodeling and technology enhancements. First quarter fiscal 2004 investing activities primarily reflect capital spending to fund retail store expansion, store remodeling and technology enhancements.

Net cash used in financing activities was $283.0 million for the first quarter of fiscal 2005 compared with $116.0 million last year. First quarter fiscal 2005 financing activities primarily reflect the early redemption of $250.0 million of 7 5/8 percent notes due September 15, 2004 and the payment of dividends of $39.0 million. First quarter fiscal 2004 financing activities primarily reflect the reduction of notes payable of $80.0 million and the payment of dividends of $19.1 million.

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

As of June 19, 2004, the company’s current portion of outstanding debt including obligations under capital leases was $74.9 million. The company had no outstanding borrowings under its unsecured $650.0 million revolving credit facility. Letters of credit outstanding under the credit facility were $132.0 million and the unused available credit under the facility was $518.0 million. The Company also had $25.1 million of outstanding letters of credit issued under separate agreements with financial institutions.

As of June 19, 2004, the company had no outstanding borrowings under its annual accounts receivable securitization program, renewed in August 2003. Under the program, the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable.

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo, a privately-held regional grocery chain that operates stores in Idaho, Oregon, Nevada, Washington and California for $229.8 million in cash proceeds.

On May 3, 2004, the company utilized cash proceeds from the sale of WinCo and available cash balances to voluntarily redeem $250 million of 7 5/8 percent notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption.

In November 2001, the company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the company to purchase all or a portion of their debentures on the first day of October 2006 and 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest. Under existing accounting rules, in the event SUPERVALU’s stock price reaches the convertible debentures’ conversion trigger price of $36.93 in the second quarter of fiscal 2005, the company would be required to include an additional 7.8 million shares in its diluted shares outstanding calculation for the third quarter of fiscal 2005 along with an appropriate adjustment to earnings for the elimination of the related after-tax interest expense. See the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004 for additional information regarding debt. On July 19, 2004, the Emerging Issues Task Force (EITF) issued a draft abstract for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The EITF’s tentative consensus is that the dilutive effect of contingent convertible debt instruments should be included in diluted earnings per share. Until a final consensus is reached, the Company cannot estimate the effect that this change would have on its diluted earnings per share.

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

Capital spending during the first quarter of fiscal 2005 was $62.2 million, including $8.8 million in capital leases. Capital spending primarily included retail store expansion, store remodeling and technology enhancements. The company’s capital budget for fiscal 2005 is projected to be approximately $400.0 million to $425.0 million, including approximately $60.0 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 19, 2004. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately ten years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 19, 2004, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $340.0 million and represents $208.2 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

The company is party to synthetic leasing programs for two of its major warehouses. The leases expire in September 2004 and April 2008. The lease that expires in September 2004 may be renewed with the lessor’s consent through September 2006, and has a purchase option of approximately $25 million. The lease that expires in April 2008 has a purchase option of $60.0 million. At June 19, 2004, the estimated market value of the properties underlying these leases equaled or exceeded the purchase options. The company’s obligation under its guaranty arrangements related to these synthetic leases had a carrying balance of $2.4 million at June 19, 2004, which is a component of other liabilities in the accompanying Condensed Consolidated Balance Sheets.

The company had $157.1 million of outstanding letters of credit as of June 19, 2004, of which $132.0 million were issued under the credit facility and $25.1 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 1.125% on the outstanding balance of the letter credit.

The following table represents the company’s significant contractual obligations and off-balance sheet arrangements at June 19, 2004.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Remaining Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
	(in thousands)
Contractual Obligations:
Debt	$1,126,509	$15,165	$138,969	$18,165	$954,210
Capital and Direct Financing Leases	560,358	31,597	87,555	83,245	357,961
Construction Commitments	143,692	80,544	63,148	—	—
Operating Leases	1,032,974	119,855	252,633	243,686	416,800
Purchase Obligations (1)	61,140	26,956	31,011	3,173	—

Total Contractual Obligations	$2,924,673	$274,117	$573,316	$348,269	$1,728,971

Off-Balance Sheet Arrangements:
Retailer Loan and Lease Guarantees	$339,973	$33,690	$70,624	$54,309	$181,350
Purchase Options on Synthetic Leases	85,000	25,000	—	60,000	—

Total Off-Balance Sheet Arrangements	$424,973	$58,690	$70,624	$114,309	$181,350

(1)	The company’s purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. At June 19, 2004, future purchase obligations of $61.1 million existed that primarily related to technology and advertising. In the ordinary course of business, the company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment or a fixed expiration date; termination provisions; and other standard contractual considerations. These supply contracts are cancelable and therefore no amounts have been included above.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued revisions to Statement of Financial Accounting Standard (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions to SFAS No. 132, except for those relating to expected future benefit payments, are effective for fiscal years ending after December 15, 2003 and were included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2004. Interim period disclosure requirements related to the components of net periodic benefit cost were effective for the first interim period beginning after December 15, 2003 and have been included in the Benefit Plans note in the notes to consolidated financial statements within this Form 10-Q. Additional disclosures about expected future benefit payments are required for fiscal years ending after June 15, 2004 and will be incorporated in the company’s fiscal 2005 consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. In May 2004, the FASB issued Financial Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” to discuss certain accounting and disclosure issues raised by the Medicare Act. FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for such plans. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company has not yet concluded whether the prescription drug benefits provided under its postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. Accordingly, the reported net periodic benefit costs of the company’s postretirement plan in the accompanying consolidated financial statements and notes to the company’s consolidated financial statements do not reflect the effects of the Medicare Act. Adoption of FSP 106-2 could require revisions to previously reported information. While the company may be eligible for benefits under the Act based on the prescription drug benefits provided in its postretirement plan, the company does not believe that the provisions of FSP 106-2 will have a material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and revised it in December 2003. FIN 46 addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (SPEs). FIN 46 is effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s consolidated financial statements. The other provisions of FIN 46 did not have an impact on its consolidated financial statements.

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

The following is a summary of certain factors, the results of which could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement and they should not be construed as exhaustive.

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

Our retail food business faces competition from other retail chains, supercenters, non-traditional competitors and emerging alterative formats in the markets where we have retail operations. In our food distribution business, our success depends in part on the ability of our independent retailer customers to compete with these same formats, our ability to attract new customers, and our ability to supply products in a cost effective manner. Declines in the level of retail sales activity of our distribution customers due to competition, consolidations of retailers or competitors, increased self-distribution by our customers, or the entry of new or non-traditional distribution systems into the industry may adversely affect our revenues.

•	Labor Relations and Employee Benefit Costs. Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. We contribute to various multi-employer healthcare and pension plans covering certain union represented employees in both our retail and distribution operations. Approximately one-third of the employees in our total workforce are participants in multi-employer plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe certain of these multi-employer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges.

•	Expansion and Acquisitions. While we intend to continue to expand our retail and distribution businesses through new store openings, new affiliations and acquisitions, expansion is subject to a number of risks, including the adequacy of our capital resources, the location of suitable store or distribution center sites and the negotiation of acceptable purchase or lease terms, and the ability to hire and train employees. Acquisitions may involve a number of special risks, including: making acquisitions at acceptable rates of return, the diversion of management’s attention to the assimilation of the operations and integration of personnel of the acquired business, costs and other risks associated with integrating or adapting operating systems, and potential adverse effects on our operating results.

•	Liquidity. We expect to continue to replenish operating assets with internally generated funds. However, if our capital spending significantly exceeds anticipated capital needs, additional funding could be required from other sources including borrowing under our bank credit lines or through debt issuances. In addition, acquisitions could affect our borrowing costs and future financial flexibility.

•	Domestic Security. Wartime activities, threats, and acts of terror directed at the food industry as well as related security costs can affect consumer behavior and spending as well as customer orders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K for the fiscal year ended February 28, 2004 for a discussion of market risk for the company.

ITEM 4. CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act) as of June 19, 2004, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of June 19, 2004, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended June 19, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s Consolidated Statement of Earnings or consolidated financial position.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
February 29, 2004 to March 27, 2004	10,192	$28.69	—	1,532,000
Second four weeks
March 28, 2004 to April 24, 2004	63,213	$30.25	—	1,532,000
Third four weeks
April 25, 2004 to May 22, 2004	77,231	$30.50	—	1,532,000
Fourth four weeks
May 23, 2004 to June 19, 2004	157,559	$31.15	—	6,532,000

Totals	308,195	$30.72	—	6,532,000

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28 day periods. The first quarter of fiscal 2005 contains four 28-day periods.
(2)	These amounts include the deemed surrender by participants in the company’s compensatory stock plans of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as the vesting of restricted stock granted under such plans.
(3)	As of February 28, 2004, 1,532,000 shares remained available for purchase under a treasury stock purchase program authorized by the Board of Directors in October 2001 to repurchase up to 5,000,000 shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans. In May 2004, the Board of Directors authorized the repurchase of up to 5,000,000 additional shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans to supplement the 2001 treasury stock purchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The company held its Annual Meeting of Stockholders on May 26, 2004, at which the stockholders took the following actions:

(i)	Elected Charles M. Lillis, Jeffrey Noddle, Steven S. Rogers, Ronald E. Daly, and Marissa Peterson to the Board of Directors for one to three year terms expiring during the next three years as follows: Messrs. Lillis, Noddle and Rogers, 2007; Mr. Daly, 2006; and Ms. Peterson, 2005. The votes cast for and withheld with respect to each such Director are set forth below. No broker non-votes occurred with respect to any Director.

	Votes For	Votes Withheld
Charles M. Lillis	114,463,727	7,569,260
Jeffrey Noddle	116,175,147	5,857,840
Steven S. Rogers	114,465,552	7,567,435
Ronald E. Daly	120,436,781	1,596,206
Marissa Peterson	120,253,891	1,779,096

The Directors whose terms continued after the meeting are as follows: Irwin Cohen, Lawrence A. Del Santo, Susan E. Engel, Edwin C. Gage, Garnett L. Keith, Jr. and Richard L. Knowlton.

(ii)	Rejected by a vote of 87,998,467 against, 14,518,064 for, 1,955,273 abstaining, and 17,561,183 broker non-votes, a stockholder proposal to change the threshold vote required for the election of directors.

(iii)	Ratified by a vote of 118,072,849 for, 2,953,629 against, 1,006,509 abstaining, and no broker non-votes, the appointment of KPMG LLP as independent auditors of the company for the fiscal year ending February 26, 2005.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits filed with this Form 10-Q:

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

(i)	On April 15, 2004, the company furnished a report on Form 8-K reporting under Item 12 “Results of Operations and Financial Condition”, the results for its fiscal year ended February 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 29, 2004	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.