Form 10-Q
period 2004-09-11
SUPERVALU INC
filed 2004-10-21
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 11, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of October 15, 2004 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	134,250,877

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Second Quarter (12 weeks) ended
	September 11, 2004	% of sales	September 6, 2003	% of sales
Net sales	$4,486,963	100.0%	$4,590,650	100.0%
Costs and expenses
Cost of sales	3,831,825	85.4	3,953,402	86.1
Selling and administrative expenses	500,722	11.2	502,855	11.0
Restructure and other charges	5,861	0.1	2,276	0.0

Operating earnings	148,555	3.3	132,117	2.9
Interest
Interest expense	29,422	0.6	37,553	0.8
Interest income	5,527	0.1	4,610	0.1

Interest expense, net	23,895	0.5	32,943	0.7

Earnings before income taxes	124,660	2.8	99,174	2.2
Provision for income taxes	46,124	1.0	36,942	0.8

Net earnings	$78,536	1.8%	$62,232	1.4%

Weighted average number of common shares outstanding
Diluted	137,070		135,546
Basic	135,230		133,885
Net earnings per common share—diluted	$0.57		$0.46
Net earnings per common share—basic	$0.58		$0.46
Dividends declared per common share	$0.1525		$0.1450

All data subject to year-end audit.

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Year-to-date (28 weeks) ended
	September 11, 2004	% of sales	September 6, 2003	% of sales
Net sales	$10,397,612	100.0%	$10,426,937	100.0%
Costs and expenses
Cost of sales	8,897,437	85.6	8,988,943	86.2
Selling and administrative expenses	1,174,398	11.3	1,140,600	10.9
Gain on sale of WinCo Foods, Inc.	109,238	1.1	—	—
Restructure and other charges	6,140	0.1	3,447	0.1

Operating earnings	428,875	4.1	293,947	2.8
Interest
Interest expense	77,873	0.7	87,128	0.8
Interest income	11,686	0.1	9,757	0.1

Interest expense, net	66,187	0.6	77,371	0.7

Earnings before income taxes	362,688	3.5	216,576	2.1
Provision for income taxes	134,741	1.3	80,674	0.8

Net earnings	$227,947	2.2%	$135,902	1.3%

Weighted average number of common shares outstanding
Diluted	137,350		134,730
Basic	135,238		133,790
Net earnings per common share—diluted	$1.66		$1.01
Net earnings per common share—basic	$1.68		$1.02
Dividends declared per common share	$0.2975		$0.2875

All data subject to year-end audit.

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
Net sales

Retail food	$2,435,174	$2,385,531	$5,565,370	$5,342,042
% of total	54.3%	52.0%	53.5%	51.2%

Food distribution	2,051,789	2,205,119	4,832,242	5,084,895
% of total	45.7%	48.0%	46.5%	48.8%

Total net sales	$4,486,963	$4,590,650	$10,397,612	$10,426,937
	100%	100%	100%	100.0%

Operating earnings

Retail food operating earnings	$105,264	$98,912	$234,061	$222,536
% of sales	4.3%	4.1%	4.2%	4.2%

Food distribution operating earnings	52,749	47,433	115,648	105,607
% of sales	2.6%	2.2%	2.4%	2.1%

Subtotal	158,013	146,345	349,709	328,143
% of sales	3.5%	3.2%	3.4%	3.1%

General corporate expenses	(3,597)	(11,952)	(23,932)	(30,749)
Gain on sale of WinCo Foods, Inc.	—	—	109,238	—
Restructure and other charges	(5,861)	(2,276)	(6,140)	(3,447)

Total operating earnings	148,555	132,117	428,875	293,947
% of sales	3.3%	2.9%	4.1%	2.8%

Interest expense	(29,422)	(37,553)	(77,873)	(87,128)
Interest income	5,527	4,610	11,686	9,757

Earnings before income taxes	124,660	99,174	362,688	216,576

Provision for income taxes	(46,124)	(36,942)	(134,741)	(80,674)

Net earnings	$78,536	$62,232	$227,947	$135,902

The company’s business is classified by management into two reportable segments: Retail food and food distribution. Retail food operations include three retail formats: extreme value stores, regional price superstores and regional supermarkets. The retail formats include results of food stores owned and results of sales to extreme value stores licensed by the company. Food distribution operations include results of sales to affiliated food stores, mass merchants and other customers and logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the condensed consolidated financial statements.

All data subject to year-end audit.

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Second Quarter	Fiscal Year End
	September 11, 2004	February 28, 2004
Assets
Current Assets
Cash and cash equivalents	$528,634	$291,956
Receivables, net	455,678	447,872
Inventories	1,044,191	1,078,343
Other current assets	97,320	218,996

Total current assets	2,125,823	2,037,167
Long-term receivables, net	107,699	129,729
Property, plant and equipment, net	2,100,324	2,134,436
Goodwill	1,557,057	1,557,057
Other assets	257,750	294,624

Total assets	$6,148,653	$6,153,013

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,149,497	$1,068,788
Current debt and obligations under capital leases	76,269	305,944
Other current liabilities	511,160	464,047

Total current liabilities	1,736,926	1,838,779
Long-term debt and obligations under capital leases	1,597,689	1,633,721
Other liabilities and deferred income taxes	442,702	470,939
Commitments and contingencies
Total stockholders’ equity	2,371,336	2,209,574

Total liabilities and stockholders’ equity	$6,148,653	$6,153,013

All data subject to year-end audit.

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 22, 2003	150,670	$150,670	$114,028	(16,982)	$(327,327)	$(79,063)	$2,150,932	$2,009,240
Comprehensive income:
Net earnings	—	—	—	—	—	—	280,138	280,138
Amortization of loss on derivative financial instruments, net of deferred taxes of $4.2 million	—	—	—	—	—	6,735	—	6,735
Minimum pension liability, net of deferred taxes of $17.1 million	—	—	—	—	—	(26,404)	—	(26,404)

Total comprehensive income	—	—	—	—	—	—	—	260,469
Sales of common stock under option plans	—	—	(11,047)	1,596	41,508	—	—	30,461
Cash dividends declared on common stock—$0.5775 per share	—	—	—	—	—	—	(77,495)	(77,495)
Compensation under employee incentive plans	—	—	(629)	93	2,127	—	—	1,498
Purchase of shares for treasury	—	—	—	(617)	(14,599)	—	—	(14,599)

BALANCES AT FEBRUARY 28, 2004	150,670	150,670	102,352	(15,910)	(298,291)	(98,732)	2,353,575	2,209,574
Comprehensive income:
Net earnings	—	—	—	—	—	—	227,947	227,947

Total comprehensive income	—	—	—	—	—	—	—	227,947
Sales of common stock under option plans	—	—	3,095	1,416	26,493	—	—	29,588
Cash dividends declared on common stock $0.2975 per share	—	—	—	—	—	—	(40,153)	(40,153)
Compensation under employee incentive plans	—	—	601	8	(261)	—	—	340
Purchase of shares for treasury	—	—	—	(1,977)	(55,960)	—	—	(55,960)

BALANCES AT SEPTEMBER 11, 2004	150,670	$150,670	$106,048	(16,463)	$(328,019)	$(98,732)	$2,541,369	$2,371,336

All data subject to year-end audit.

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (28 weeks) ended
	September 11, 2004	September 6, 2003
Cash flows from operating activities
Net earnings	$227,947	$135,902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	162,972	159,289
LIFO expense	5,644	2,522
Provision for losses on receivables	1,663	5,620
Loss (gain) on sale of property, plant and equipment	3,139	(1,630)
Gain on sale of WinCo Foods, Inc.	(109,238)	—
Restructure and other charges	6,140	3,447
Deferred income taxes	(17,148)	18,742
Equity in earnings of unconsolidated subsidiaries	(9,171)	(21,883)
Other adjustments, net	2,827	2,109
Changes in assets and liabilities
Receivables	(9,818)	(31,069)
Inventories	28,508	(70,268)
Accounts payable	48,446	154,333
Income taxes currently payable	86,448	50,470
Other assets and liabilities	19,927	46,299

Net cash provided by operating activities	448,286	453,883

Cash flows from investing activities
Additions to long-term notes receivable	(11,789)	(11,816)
Proceeds received on long-term notes receivable	28,433	16,831
Proceeds from sale of assets	15,721	18,899
Proceeds from sale of WinCo Foods, Inc.	229,846	—
Purchases of property, plant and equipment	(123,490)	(151,007)

Net cash provided (used) by investing activities	138,721	(127,093)

Cash flows from financing activities
Net reduction of notes payable	—	(80,000)
Proceeds from issuance of long-term debt	3,813	—
Repayment of long-term debt	(263,237)	(15,556)
Reduction of obligations under capital leases	(16,046)	(18,604)
Net proceeds from stock activities under benefit plans	20,334	3,279
Dividends paid	(39,233)	(38,188)
Payment for purchase of treasury shares	(55,960)	(1,582)

Net cash used in financing activities	(350,329)	(150,651)

Net increase in cash and cash equivalents	236,678	176,139
Cash and cash equivalents at beginning of period	291,956	29,188

Cash and cash equivalents at the end of period	$528,634	$205,327

All data subject to year-end audit.

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Statement of Registrant:

The data presented herein is unaudited but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at September 11, 2004 and September 6, 2003, and the results of the company’s operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates:

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation:

The company has stock based employee compensation plans, which are described more fully in the Stock Option Plans note in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2004. The company utilizes the intrinsic value-based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in company common stock. This method defines the company’s compensation portion of the award as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for options issued under the stock option plans in fiscal 2005 and 2004 as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Second Quarter (12 weeks) Ended		Year-to-Date (28 weeks) Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
	(In thousands, except per share amounts)
Net earnings, as reported	$78,536	$62,232	$227,947	$135,902
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,730)	(2,058)	(8,562)	(5,419)

Pro forma net earnings	$76,806	$60,174	$219,385	$130,483

Earnings per share—basic:
As reported	$0.58	$0.46	$1.68	$1.02
Pro forma	$0.57	$0.45	$1.62	$0.98
Earnings per share—diluted:
As reported	$0.57	$0.46	$1.66	$1.01
Pro forma	$0.56	$0.45	$1.60	$0.97

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

The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter (12 weeks) Ended		Year-to-date (28 weeks) Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
	(In thousands, except per share amounts)
Earnings per share—basic
Earnings available to common shareholders	$78,536	$62,232	$227,947	$135,902

Weighted average shares outstanding	135,230	133,885	135,238	133,790
Earnings per share—basic	$0.58	$0.46	$1.68	$1.02

Earnings per share—diluted
Earnings available to common shareholders	$78,536	$62,232	$227,947	$135,902

Weighted average shares outstanding	135,230	133,885	135,238	133,790
Dilutive impact of options outstanding	1,840	1,661	2,112	940

Weighted average shares and potential dilutive shares outstanding	137,070	135,546	137,350	134,730
Earnings per share—diluted	$0.57	$0.46	$1.66	$1.01

Comprehensive Income:

The components of comprehensive income, net of related tax, included the following:

	Second Quarter (12 weeks) Ended		Year-to-date (28 weeks) Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
Net earnings	$78,536	$62,232	$227,947	$135,902
Amortization of loss on derivative financial instrument	—	79	—	184

Total comprehensive income	$78,536	$62,311	$227,947	$136,086

The Company had two interest rate swap agreements that were terminated on July 6, 2001. The remaining fair market value adjustments, which were offsetting, were being amortized over the original term of the hedge. In conjunction with the company’s early redemption of its $100 million 8.875 percent Notes due 2022 during the third quarter of fiscal 2004, the remaining fair market value adjustments of the two terminated swaps relating to these notes were recognized as interest expense during the third quarter of fiscal 2004. There was no net impact to the Consolidated Statement of Earnings for the third quarter of fiscal 2004 as the two terminated swaps were offsetting.

Reclassifications:

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications had no effect on reported earnings.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106.” This statement increases the existing disclosure’s requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The effect of the revisions to SFAS No. 132 were included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2004, except for those relating to expected future benefit payments. The new required quarterly disclosures are included in the Benefit Plans note in the notes to condensed consolidated financial statements within this Form 10-Q. Additional disclosures about expected future benefit payments are required for fiscal years ending after June 15, 2004 and will be incorporated in the company’s fiscal 2005 consolidated financial statements.

In May 2004, the FASB issued Financial Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosures related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) which was signed into law in December 2003. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company has adopted FSP 106-2 in the second quarter of fiscal 2005 using the retroactive application method. Year-to-date second quarter amounts include the retroactive application back to first quarter fiscal 2005. Based upon current guidance around the definition of actuarially equivalent, equivalence was only determined with respect to a portion of the plan participants depending on plan benefits provided. If additional clarifying regulations related to the Medicare Act or the definition of actuarially equivalent becomes available, remeasurement of the plan obligations may be required, and related impacts on net periodic benefit costs would be reflected prospectively in the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and revised it in December 2003. FIN 46 addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (SPEs). FIN 46 was effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s condensed consolidated financial statements. The other provisions of FIN 46 did not have an impact on the company’s condensed consolidated financial statements.

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” at its September 29-30, 2004 meeting. The effective date has not been finalized but is expected to be for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under our outstanding contingently convertible zero coupon debentures which were issued in November 2001. The effect of these adjustments would be to reduce annual earnings per share by approximately $0.07 for 2005 and approximately $0.05 for 2004.

BENEFIT PLANS

The following table provides the components of net periodic pension and postretirement benefit cost for fiscal 2005 and fiscal 2004:

	Second Quarter (12 weeks) Ended
	Pension Benefits		Postretirement Benefits
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
	(in thousands)
Service cost	$4,628	$4,242	$326	$288
Interest cost	9,068	8,140	1,362	1,587
Expected return on plan assets	(9,998)	(9,528)	—	—
Amortization of:
Unrecognized net loss	4,515	1,837	546	703
Unrecognized prior service cost	301	258	(446)	(256)

Net periodic benefit cost	$8,514	$4,949	$1,788	$2,322

	Year-to-Date (28 weeks) Ended
	Pension Benefits		Postretirement Benefits
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
	(in thousands)
Service cost	$10,589	$9,856	$775	$704
Interest cost	20,747	18,910	3,698	3,881
Expected return on plan assets	(22,873)	(22,135)	—	—
Amortization of:
Unrecognized net loss	10,329	4,268	1,998	1,720
Unrecognized prior service cost	689	599	(1,045)	(625)

Net periodic benefit cost	$19,481	$11,498	$5,426	$5,680

Net periodic postretirement benefit cost for year-to-date September 11, 2004 includes a reduction of $11.1 million and $0.9 million in accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, respectively, due to the effects of the federal subsidy introduced in the Medicare Act.

GAIN ON SALE OF WINCO FOODS, INC.

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo Foods, Inc. (WinCo), a privately-held regional grocery chain that operates stores in Idaho, Oregon, Nevada, Washington and California, for $229.8 million in cash proceeds, which resulted in a pre-tax gain of $109.2 million.

DEBT REDEMPTION

On May 3, 2004, the company utilized cash proceeds from the sale of WinCo and available cash balances to voluntarily redeem $250 million of 7 5/8 percent notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption.

RESTRUCTURE AND OTHER CHARGES

In the first half of fiscal 2005, the company recognized pre-tax restructure and other charges of $6.1 million. The charges reflect adjustments to the restructure reserves and asset impairment charges for restructure 2001. The charges reflect increased liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate in certain markets. See the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding Restructure and Other Charges.

All activity for the fiscal 2002, 2001 and 2000 restructure plans was completed in fiscal 2003. At September 11, 2004, remaining restructure reserves for 2002, 2001 and 2000 plans were $0, $28.5 million and $1.4 million, respectively.

The remaining restructure 2001 reserves includes $13.2 million for lease related costs and $15.3 million for employee benefit related costs. In the first half of fiscal 2005, there was an increase in reserves of $6.1 million due to employee benefit related costs from previously exited distribution facilities and changes in estimates on exited real estate in certain markets of $4.8 million and $1.3 million, respectively. Year-to-date restructure 2001 usage totaled $3.2 million and $1.0 million for lease and employee benefit related costs, respectively.

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

	Balance February 28, 2004	Additions	Usage	Balance September 11, 2004
Reserves for closed properties	$45,916	7,734	(12,114)	$41,536

Asset Impairment

In the second quarter of fiscal 2005 and for year-to-date fiscal 2005, the company recognized $1.6 million and $3.6 million, respectively, of additional impairment charges on the write-down of property, plant and equipment for closed properties related to the retail food segment. Impairment charges, a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

ASSETS HELD FOR SALE

At September 11, 2004 and February 28, 2004, the company had approximately $7.8 million and $9.7 million, respectively, of assets classified as held for sale reflected as a component of other current assets in the accompanying Condensed Consolidated Balance Sheets. These assets are for closed distribution centers that the company is actively marketing for sale. The company anticipates selling or disposing of these assets within one year from the date the assets were designated as held for sale.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In fiscal 2004, the company completed an asset exchange with C&S Wholesale Grocers, Inc. (C&S) whereby the company acquired certain former Fleming Companies’ distribution operations in the Midwest from C&S in exchange for the company’s New England operations (Asset Exchange). The Asset Exchange resulted in the addition of approximately $58 million of intangible assets related to customer relationships and trademarks and a reduction in goodwill of $20.0 million related to the company’s New England operations included in the Asset Exchange.

At September 11, 2004, the company had approximately $1.6 billion of goodwill of which $0.9 billion related to retail food and $0.7 billion related to food distribution.

A summary of changes in the company’s other acquired intangible assets year-to-date fiscal 2005 follows:

	February 28, 2004	Amortization	Additions	Other net adjustments	September 11, 2004
	(in thousands)
Trademarks	$15,269		$—	$(76)	$15,193
Leasehold rights, customer lists and other (accumulated amortization of $19,292 and $17,836, at September 11, 2004 and February 28, 2004)	49,369		4	(527)	48,846
Customer relationships (accumulated amortization of $1,660 and $495 at September 11, 2004 and February 28, 2004)	43,361		—	(202)	43,159
Non-compete agreements (accumulated amortization of $3,971 and $3,959 at September 11, 2004 and February 28, 2004)	7,219		—	(550)	6,669

Total other acquired intangible assets	115,218		4	(1,355)	113,867
Accumulated amortization	(22,290)	$(3,710)	—	1,077	(24,923)

Total other acquired intangible assets, net	$92,928	$(3,710)	$4	$(278)	$88,944

Other intangible assets are a component of other assets in the accompanying Condensed Consolidated Balance Sheets. Year-to-date for fiscal 2005 and fiscal 2004, the company recorded amortization expense of approximately $3.7 million and $0.7 million, respectively. Future amortization expense will approximate $6.9 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In the first quarter of fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchanged a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are a component of other assets in the accompanying Condensed Consolidated Balance Sheets. At September 11, 2004, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings, and through September 11, 2004, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 11, 2004. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately ten years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 11, 2004, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was $325.8 million and represented $187.3 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013. It has a purchase option of $60.0 million. At September 11, 2004, the estimated market value of the property underlying this lease equaled or exceeded the purchase option. The company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of $2.2 million at September 11, 2004, which is a component of other liabilities in the accompanying Condensed Consolidated Balance Sheets. On September 3, 2004, the company exercised the purchase option on a synthetic leasing program that had been in place for one of its major warehouses. The purchase option price of $25.3 million was paid by the company to the lessor, in exchange for the corresponding warehouse assets, which will be retained by the company.

The company had $156.4 million of outstanding letters of credit as of September 11, 2004, of which $131.8 million were issued under the $650.0 million unsecured revolving Credit Agreement (Credit Agreement) and $24.6 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letters of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

SEGMENT INFORMATION

Refer to the Condensed Consolidated Composition of Net Sales and Operating Earnings on page 4 for the company’s segment information. There were no material changes to total assets of the company’s segments since February 28, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fiscal 2005 year-to-date reflects an economy that continues to expand within a modest inflationary environment. Results for fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo Foods, Inc. (WinCo) of $68.3 million or $0.50 diluted earnings per share recorded in the first quarter. Given the life cycle maturity of our distribution business with its inherent attrition rate, future growth in food distribution will be achieved through serving new independent customers, net growth from existing customers and further consolidation opportunities. Annual distribution sales attrition in fiscal 2005 is expected to be slightly above the historical range of two to four percent.

RESULTS OF OPERATIONS

In the second quarter of fiscal 2005, the company achieved net sales of $4.5 billion compared with $4.6 billion last year. Net earnings for the second quarter of fiscal 2005 were $78.5 million and diluted earnings per share were $0.57 compared with net earnings of $62.2 million and diluted earnings per share of $0.46 last year.

Net Sales

Net sales for the second quarter of fiscal 2005 were $4.5 billion, a decrease of 2.3 percent from last year. Retail food sales were 54.3 percent of net sales for the second quarter of fiscal 2005 compared with 52.0 percent last year. Food distribution sales were 45.7 percent of net sales for the second quarter of fiscal 2005 compared with 48.0 percent last year.

Retail food sales for the second quarter of fiscal 2005 increased 2.1 percent compared with last year, primarily reflecting new store openings partially offset by the exit of Denver market in the third quarter of the prior year. Same-store retail sales, defined as stores operating for four full quarters, including store expansions, for the second quarter of fiscal 2005 increased 0.2 percent.

Store activity since last year’s second quarter, including licensed stores, resulted in 106 new stores opened and 44 stores closed for a total of 1,513 stores at the end of second quarter fiscal 2005. Excluding the exit of the Denver market, total retail square footage, including licensed stores, increased approximately 4.5 percent from last year’s second quarter.

Food distribution sales for the second quarter of fiscal 2005 decreased 7.0 percent compared with last year, primarily reflecting last year’s asset exchange with C&S Wholesale Grocers, customer attrition and the exit of our Denver operation which accounted for approximately four percent, four percent and one percent of the decrease, respectively, which more than offset new business growth.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.6 percent for the second quarter of fiscal 2005 compared with 13.9 percent last year. The increase in gross profit as a percent of net sales primarily reflects a growing proportion of the company’s retail food business, which operates at a higher gross profit margin as a percent of net sales than does the food distribution business and improved retail merchandising execution.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 11.2 percent for the second quarter of fiscal 2005 compared with 11.0 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the growing proportion of the company’s retail food business which operates at a higher selling and administrative expense as a percent of net sales than does the food distribution business. In addition, the continued increases in employee benefit and incentive related costs were more than offset by improved leverage from the concentration of food distribution volume in existing facilities and a favorable litigation settlement of $7.6 million pretax.

Restructure and Other Charges

For the second quarter of fiscal 2005 and 2004, the company incurred $5.9 million and $2.3 million, respectively, in pre-tax restructure and other charges. The fiscal 2005 charges reflect increased liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate in certain markets.

Operating Earnings

Operating earnings for the second quarter of fiscal 2005 increased 12.4 percent to $148.6 million compared with $132.1 million last year. Retail food operating earnings for the second quarter of fiscal 2005 increased 6.4 percent to $105.3 million, or 4.3 percent of net sales, from last year’s operating earnings of $98.9 million, or 4.1 percent of net sales. The increase in retail food operating earnings, as a percent of net sales, primarily reflects the benefits of retail merchandising execution partially offset by the absence of non-cash equity earnings from WinCo and increases in employee benefit related costs which continue to increase at a rate faster than sales growth. Food distribution operating earnings for the second quarter of fiscal 2005 increased 11.2 percent to $52.7 million, or 2.6 percent of net sales, from last year’s operating earnings of $47.4 million, or 2.2 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects improved leverage from the concentration of food distribution volume in existing facilities.

Net Interest Expense

Interest expense was $29.4 million in the second quarter of fiscal 2005 compared with $37.6 million last year. The decrease primarily reflects lower borrowing levels. Interest income was $5.5 million in the second quarter of fiscal 2005 compared with $4.6 million last year, reflecting higher cash balances.

Income Taxes

The effective tax rate was 37.00 and 37.25 percent in the second quarter of fiscal 2005 and fiscal 2004, respectively.

Net Earnings

Net earnings were $78.5 million, or $0.57 per diluted share, in the second quarter of fiscal 2005 compared with net earnings of $62.2 million, or $0.46 per diluted share last year.

Weighted average diluted shares increased to 137.1 million in the second quarter of fiscal 2005 compared with 135.5 million shares last year, reflecting the net impact of stock activity including dilution impacts.

YEAR-TO-DATE RESULTS:

Year-to-date for fiscal 2005, the company achieved net sales of $10.4 billion compared with $10.4 billion last year. Net earnings for fiscal 2005 year-to-date were $227.9 million and diluted earnings per share were $1.66 compared with net earnings of $135.9 million and diluted earnings per share of $1.01 last year. Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.50 diluted earnings per share.

Net Sales

Net sales for fiscal 2005 year-to-date were $10.4 billion. Retail food sales were 53.5 percent of net sales for fiscal 2005 year-to-date compared with 51.2 percent last year. Food distribution sales were 46.5 percent of net sales for fiscal 2005 year-to-date compared with 48.8 percent last year.

Retail food sales for fiscal 2005 year-to-date increased 4.2 percent compared with last year, primarily reflecting new store openings, increases in same-store sales, including store expansions, partially offset by the exit of the Denver market. Same-store retail sales for fiscal 2005 year-to-date increased 1.1 percent.

Store activity for fiscal 2005 year-to-date, including licensed stores, resulted in 53 new stores opened and 23 stores closed for a total of 1,513 stores for fiscal 2005 year-to-date. Excluding the exit of the Denver market, total retail square footage, including licensed stores, increased approximately 2.3 percent from fiscal 2004 year-to-date.

Food distribution sales for fiscal 2005 year-to-date decreased 5.0 percent compared with last year, primarily reflecting last year’s asset exchange with C&S Wholesale Grocers, customer attrition and the exit of our Denver operation, which accounted for approximately four percent, three percent and one percent of the decrease, respectively, which more than offset new business growth.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.4 percent for fiscal 2005 year-to-date compared with 13.8 percent last year. The increase in gross profit as a percent of net sales primarily reflects a growing proportion of the company’s retail food business, which operates at a higher gross profit margin as a percent of net sales than does the food distribution business and retail merchandising execution.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 11.3 percent for fiscal 2005 year-to-date compared with 10.9 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the growing proportion of the company’s retail food business, which operates at a higher selling and administrative expense as a percent of net sales than does the food distribution business. In addition, the continued increases in employee benefit and incentive related costs were partially offset by the improved leverage from the concentration of food distribution volume in existing facilities.

Operating Earnings

Operating earnings for fiscal 2005 year-to-date increased 45.9 percent to $428.9 million compared with $293.9 million last year, which includes a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.50 diluted earnings per shares. Retail food fiscal 2005 year-to-date operating earnings increased 5.2 percent to $234.1 million, or 4.2 percent of net sales, from last year’s operating earnings of $222.5 million, or 4.2 percent of net sales. Retail food operating earnings remain constant, as a percent of net sales, primarily reflecting the benefits of retail merchandising execution which were offset by the absence of non-cash equity earnings from WinCo and increases in employee benefit related costs, which continue to increase at a rate faster than sales growth. Food distribution fiscal 2005 year-to-date operating earnings increased 9.5 percent to $115.6 million, or 2.4 percent of net sales, from last year’s operating earnings of $105.6 million, or 2.1 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects improved leverage from the concentration of food distribution volume in existing facilities.

Net Interest Expense

Interest expense decreased to $77.9 million in fiscal 2005 year-to-date compared with $87.1 million last year. The decrease primarily reflects lower borrowing levels that more than offset $5.7 million in pre-tax costs related to the May 2004 redemption of $250 million of notes due in September 2004. Interest income was $11.7 million in fiscal 2005 year-to-date compared with $9.8 million last year, reflecting higher cash balances.

Income Taxes

The effective tax rate was 37.15 and 37.25 percent in fiscal 2005 year-to-date and fiscal 2004 year-to-date, respectively.

Net Earnings

Net earnings were $227.9 million, or $1.66 per diluted share, in fiscal 2005 year-to-date compared with net earnings of $135.9 million, or $1.01 per diluted share last year. Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.50 diluted earnings per share.

Weighted average diluted shares increased to 137.4 million fiscal 2005 year-to-date compared with 134.7 million shares last year, reflecting the net impact of stock activity including dilution impacts.

RESTRUCTURE AND OTHER CHARGES

In the first half of fiscal 2005, the company recognized pre-tax restructure and other charges of $6.1 million. The charges reflect adjustments to the restructure reserves and asset impairment charges for restructure 2001. The charges reflect increased liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate in certain markets. See the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding Restructure and Other Charges.

All activity for the fiscal 2002, 2001 and 2000 restructure plans was completed in fiscal 2003. At September 11, 2004, remaining restructure reserves for 2002, 2001 and 2000 plans were $0, $28.5 million and $1.4 million, respectively.

The remaining restructure 2001 reserves included $13.2 million for lease related costs and $15.3 million for employee benefit related costs. In the first half of fiscal 2005, there was an increase in reserves of $6.1 million due to employee benefit related costs from previously exited distribution facilities and changes in estimates on exited real estate in certain markets of $4.8 million and $1.3 million, respectively. Year-to-date restructure 2001 usage totaled $3.2 million and $1.0 million for lease and employee benefit related costs, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $448.3 million for fiscal 2005 year-to-date compared with $453.9 million last year.

Net cash provided by investing activities was $138.7 million for fiscal 2005 year-to-date compared with cash used of $127.1 million last year. Fiscal 2005 year-to-date investing activities primarily reflect proceeds from the sale of WinCo offset by capital spending. Fiscal 2004 year-to-date investing activities primarily reflect capital spending.

Net cash used in financing activities was $350.3 million for fiscal 2005 year-to-date compared with $150.7 million last year. Fiscal 2005 year-to-date financing activities primarily reflect the early redemption on May 3, 2004 of $250.0 million of 7 5/8 percent notes due September 15, 2004, the payment of dividends of $39.2 million and a net $35.6 million for stock benefit plan related activity. Fiscal 2004 year-to-date financing activities primarily reflect the reduction of notes payable of $80.0 million and the payment of dividends of $38.2 million.

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

The company has a $650.0 million unsecured revolving credit agreement (Credit Agreement) with various financial institutions with rates tied to LIBOR plus 0.650 to 1.400 percent. The Credit Agreement contains various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. The Credit Agreement expires in April 2005.

As of September 11, 2004, the company’s current portion of outstanding debt including obligations under capital leases was $76.3 million. The company had no outstanding borrowings under its Credit Agreement. Letters of credit outstanding under the Credit Agreement were $131.8 million and the unused available credit under the Credit Agreement was $518.2 million. The Company also had $24.6 million of outstanding letters of credit issued under separate agreements with financial institutions.

As of September 11, 2004, the company had no outstanding borrowings under its annual accounts receivable securitization program, renewed in August 2004. Under the program, the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable.

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

In November 2001, the company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the company to purchase all or a portion of their debentures on the first day of October 2006 and 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest. The company may redeem all or a portion of the debentures at any time on or after the first day of October 2006, at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Under existing accounting rules, in the event SUPERVALU’s stock price reaches the convertible debentures’ conversion trigger price of $37.28 in the third quarter of fiscal 2005, the company would be required to include an additional 7.8 million shares in its diluted shares outstanding calculation for the fourth quarter of fiscal 2005 along with an appropriate adjustment to earnings for the elimination of the related after-tax interest expense. See the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004 for additional information regarding debt.

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” at its September 29-30, 2004 meeting. The effective date has not been finalized but is expected to be for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under our outstanding contingently convertible zero coupon debentures which were issued in November 2001. The effect of these adjustments would be to reduce annual earnings per share by approximately $0.07 for 2005 and approximately $0.05 for 2004.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008, and may be renewed with the lessor’s consent through April 2013, and has a purchase option of approximately $60 million. On September 3, 2004, the company exercised the purchase option on a synthetic leasing program that had been in place for one of its major warehouses. The purchase option price of $25.3 million was paid by the company to the lessor, in exchange for the corresponding warehouse assets, which will be retained by the company.

Capital spending during the second quarter of fiscal 2005 was $84.7 million, including $14.6 million in capital leases. Capital spending for year-to-date fiscal 2005 was $146.9 million, including $23.4 million of capital leases. Capital spending primarily included retail store expansion, store remodeling and technology enhancements. The company’s capital budget for fiscal 2005 is projected to be approximately $400.0 million to $425.0 million, including approximately $60.0 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 11, 2004. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately ten years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 11, 2004, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $325.8 million and represents $187.3 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013. It has a purchase option of $60.0 million. At September 11, 2004, the estimated market value of the property underlying this lease equaled or exceeded the purchase option. The company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of $2.2 million at September 11, 2004, which is a component of other liabilities in the accompanying Condensed Consolidated Balance Sheets. On September 3, 2004, the company exercised the purchase option on a synthetic leasing program that had been in place of one of its major warehouses. The purchase option price of $25.3 million was paid by the company to the lessor, in exchange for the corresponding warehouse assets, which will be retained by the company.

The company had $156.4 million of outstanding letters of credit as of September 11, 2004, of which $131.8 million were issued under the Credit Agreement and $24.6 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letter credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

See the company’s Annual Report Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding Commitments, Contingencies and Off-Balance Sheet Arrangements.

NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106.” This statement increases the existing disclosure’s requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The effect of the revisions to SFAS No. 132 were included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2004, except for those relating to expected future benefit payments. The new required quarterly disclosures are included in the Benefit Plans note in the notes to condensed consolidated financial statements within this Form 10-Q. Additional disclosures about expected future benefit payments are required for fiscal years ending after June 15, 2004 and will be incorporated in the company’s fiscal 2005 consolidated financial statements.

In May 2004, the FASB issued Financial Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosures related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) which was signed into law in December 2003. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company has adopted FSP 106-2 in the second quarter of fiscal 2005 using the retroactive application method. Year-to-date second quarter amounts include the retroactive application back to first quarter fiscal 2005. Based upon current guidance around the definition of actuarially equivalent, equivalence was only determined with respect to a portion of the plan participants depending on plan benefits provided. If additional clarifying regulations related to the Medicare Act or the definition of actuarially equivalent becomes available, remeasurement of the plan obligations may be required, and related impacts on net periodic benefit costs would be reflected prospectively in the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and revised it in December 2003. FIN 46 addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (SPEs). FIN 46 was effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s condensed consolidated financial statements. The other provisions of FIN 46 did not have an impact on the company’s condensed consolidated financial statements.

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” at its September 29-30, 2004 meeting. The effective date has not been finalized but is expected to be for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under our outstanding contingently convertible zero coupon debentures which were issued in November 2001. The effect of these adjustments would be to reduce annual earnings per share by approximately $0.07 for 2005 and approximately $0.05 for 2004.

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

Our retail food business faces competition from other retail chains, supercenters, non-traditional competitors and emerging alternative formats in the markets where we have retail operations. In our food distribution business, our success depends in part on the ability of our independent retailer customers to compete with these same formats, our ability to attract new customers, and our ability to supply products in a cost effective manner. Declines in the level of retail sales activity of our distribution customers due to competition, consolidations of retailers or competitors, increased self-distribution by our customers, or the entry of new or non-traditional distribution systems into the industry may adversely affect our revenues.

•	Security and Food Safety. Wartime activities, threats and acts of terror or other criminal activity directed at the grocery industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect the company’s operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination or food-born illness could have an adverse effect on the company’s operating results.

•	Labor Relations and Employee Benefit Costs. Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. We contribute to various multi-employer healthcare and pension plans covering certain union represented employees in both our retail and distribution operations. Approximately one-third of the employees in our total workforce are participants in multi-employer plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe certain of these multi-employer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges.

•	Expansion and Acquisitions. While we intend to continue to expand our retail and distribution businesses through new store openings, new affiliations and acquisitions, expansion is subject to a number of risks, including the adequacy of our capital resources, the location of suitable store or distribution center sites and the negotiation of acceptable purchase or lease terms, and the ability to hire and train employees. Acquisitions may involve a number of special risks, including: making acquisitions at acceptable rates of return, the diversion of management’s attention to the assimilation of the operations and integration of personnel of the acquired business, costs and other risks associated with integrating or adapting operating systems, and potential adverse effects on our operating results.

•	Liquidity. We expect to continue to replenish operating assets with internally generated funds. However, if our capital spending significantly exceeds anticipated capital needs, additional funding could be required from other sources including borrowing under our bank credit lines or through debt issuances. In addition, acquisitions could affect our borrowing costs and future financial flexibility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K for the fiscal year ended February 28, 2004 for a discussion of market risk for the company.

ITEM 4. CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act) as of September 11, 2004, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of September 11, 2004, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended September 11, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

As previously reported, in July and August 2002, several class action lawsuits were filed against the company and certain of its officers and directors in the United States District Court for the District of Minnesota on behalf of purchasers of the company’s securities between July 11, 1999 and June 26, 2002. The lawsuits were consolidated into a single action, in which it was alleged that the company and certain of its officers and directors violated Federal securities laws by issuing materially false and misleading statements relating to its financial performance. On April 29, 2004, the court granted preliminary approval to a stipulation of settlement between the company and plaintiffs. The court granted final approval of the settlement on August 16, 2004, and on September 15, 2004, the period in which to appeal the court’s action expired. The settlement had no material impact to the company’s consolidated statement of earnings or consolidated financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
June 20, 2004 to July 17, 2004	32,146	$30.62	—	6,565,677
Second four weeks
July 18, 2004 to August 14, 2004	1,765,511	$28.38	1,752,377	4,813,300
Third four weeks
August 15, 2004 to September 11, 2004	225,000	$27.64	225,000	4,588,300

Totals	2,022,657	$28.34	1,977,377	4,588,300

(1)	The reported periods conform to the company’s fiscal calendar composed of thirteen 28 day periods. The second quarter of fiscal 2005 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the company’s compensatory stock plans of 45,280 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as the vesting of restricted stock granted under such plans.
(3)	As of June 20, 2004, 1,565,677 shares remained available for purchase under a treasury stock purchase program authorized by the Board of Directors in October 2001 and announced on November 28, 2001, to repurchase up to 5,000,000 shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans. This program was completed during the second quarter fiscal 2005 with the purchase of the remaining 1,565,677 shares.

On May 26, 2004, the company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 5,000,000 additional shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans to supplement the 2001 treasury stock purchase program. As of September 11, 2004, 4,588,300 shares remained available for purchase under that program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits filed with this Form 10-Q:

(10.1)	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Executive Officers.

(10.2)	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Executive Officers.

(10.3)	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors.

(10.4)	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors.

(10.5)	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors.

(10.6)	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and Conditions.

(10.7)	Form of SUPERVALU INC. 2002 Stock Plan Restricted Award Certificate and Restricted Stock Award Terms and Conditions.

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 21, 2004	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
(10.1)	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Executive Officers.

(10.2)	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Executive Officers.

(10.3)	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors.

(10.4)	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors.

(10.5)	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors.

(10.6)	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and Conditions.

(10.7)	Form of SUPERVALU INC. 2002 Stock Plan Restricted Award Certificate and Restricted Stock Award Terms and Conditions.

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.