Form 10-Q
period 2004-12-04
SUPERVALU INC
filed 2005-01-13
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 4, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of January 7, 2005 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	135,104,635

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Third Quarter (12 weeks) ended
	December 4, 2004	% of sales	November 29, 2003	% of sales
	(unaudited)
Net sales	$4,555,122	100.0%	$4,738,983	100.0%
Costs and expenses
Cost of sales	3,894,925	85.5	4,093,353	86.4
Selling and administrative expenses	513,382	11.3	511,034	10.8
Restructure and other charges	20,276	0.4	7,154	0.1

Operating earnings	126,539	2.8	127,442	2.7
Interest
Interest expense	29,072	0.6	42,121	0.9
Interest income	5,617	0.1	4,226	0.1

Interest expense, net	23,455	0.5	37,895	0.8

Earnings before income taxes	103,084	2.3	89,547	1.9
Provision for income taxes	38,141	0.9	40,931	0.9

Net earnings	$64,943	1.4%	$48,616	1.0%

Weighted average number of common shares outstanding
Basic	134,343		133,983
Diluted	136,240		135,862
Net earnings per common share—basic	$0.48		$0.36
Net earnings per common share—diluted	$0.48		$0.36
Dividends declared per common share	$0.1525		$0.1450

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Year-to-date (40 weeks) ended
	December 4, 2004	% of sales	November 29, 2003	% of sales
	(unaudited)
Net sales	$14,952,734	100.0%	$15,165,920	100.0%
Costs and expenses
Cost of sales	12,792,362	85.5	13,082,296	86.3
Selling and administrative expenses	1,687,780	11.3	1,651,634	10.9
Gain on sale of WinCo Foods, Inc.	109,238	0.7	—	—
Restructure and other charges	26,416	0.2	10,601	0.1

Operating earnings	555,414	3.7	421,389	2.7
Interest
Interest expense	106,945	0.7	129,249	0.8
Interest income	17,303	0.1	13,983	0.1

Interest expense, net	89,642	0.6	115,266	0.7

Earnings before income taxes	465,772	3.1	306,123	2.0
Provision for income taxes	172,882	1.2	121,605	0.8

Net earnings	$292,890	1.9%	$184,518	1.2%

Weighted average number of common shares outstanding
Basic	134,970		133,848
Diluted	137,015		135,069
Net earnings per common share—basic	$2.17		$1.38
Net earnings per common share—diluted	$2.14		$1.37
Dividends declared per common share	$0.4500		$0.4325

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	December 4, 2004	November 29, 2003	December 4, 2004	November 29, 2003
	(unaudited)
Net sales

Retail food	$2,430,240	$2,417,853	$7,995,610	$7,759,895
% of total	53.4%	51.0%	53.5%	51.2%

Food distribution	2,124,882	2,321,130	6,957,124	7,406,025
% of total	46.6%	49.0%	46.5%	48.8%

Total net sales	$4,555,122	$4,738,983	$14,952,734	$15,165,920
	100%	100%	100%	100.0%

Operating earnings

Retail food operating earnings	$101,260	$83,418	$335,321	$305,954
% of sales	4.2%	3.5%	4.2%	3.9%

Food distribution operating earnings	59,546	60,908	175,194	166,515
% of sales	2.8%	2.6%	2.5%	2.2%

Subtotal	160,806	144,326	510,515	472,469
% of sales	3.5%	3.0%	3.4%	3.1%

General corporate expenses	(13,991)	(9,730)	(37,923)	(40,479)
Gain on sale of WinCo Foods, Inc.	—	—	109,238	—
Restructure and other charges	(20,276)	(7,154)	(26,416)	(10,601)

Total operating earnings	126,539	127,442	555,414	421,389
% of sales	2.8%	2.7%	3.7%	2.8%

Interest expense	(29,072)	(42,121)	(106,945)	(129,249)
Interest income	5,617	4,226	17,303	13,983

Earnings before income taxes	103,084	89,547	465,772	306,123

Provision for income taxes	(38,141)	(40,931)	(172,882)	(121,605)

Net earnings	$64,943	$48,616	$292,890	$184,518

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

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Third Quarter	Fiscal Year End
	December 4, 2004	February 28, 2004
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$371,284	$291,956
Receivables, net	413,103	447,872
Inventories	1,280,194	1,078,343
Other current assets	90,054	218,996

Total current assets	2,154,635	2,037,167
Long-term receivables, net	101,340	129,729
Property, plant and equipment, net	2,116,808	2,134,436
Goodwill	1,557,057	1,557,057
Other assets	236,213	294,624

Total assets	$6,166,053	$6,153,013

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,141,995	$1,068,788
Current debt and obligations under capital leases	89,802	305,944
Other current liabilities	459,471	464,047

Total current liabilities	1,691,268	1,838,779
Long-term debt and obligations under capital leases	1,596,078	1,633,721
Other liabilities and deferred income taxes	454,432	470,939
Commitments and contingencies
Total stockholders’ equity	2,424,275	2,209,574

Total liabilities and stockholders’ equity	$6,166,053	$6,153,013

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 22, 2003	150,670	$150,670	$114,028	(16,982)	$(327,327)	$(79,063)	$2,150,932	$2,009,240
Comprehensive income:
Net earnings	—	—	—	—	—	—	280,138	280,138
Amortization of loss on derivative financial instruments, net of deferred taxes of $4.2 million	—	—	—	—	—	6,735	—	6,735
Minimum pension liability, net of deferred taxes of $17.1 million	—	—	—	—	—	(26,404)	—	(26,404)

Total comprehensive income	—	—	—	—	—	—	—	260,469
Sales of common stock under option plans	—	—	(11,047)	1,596	41,508	—	—	30,461
Cash dividends declared on common stock—$0.5775 per share	—	—	—	—	—	—	(77,495)	(77,495)
Compensation under employee incentive plans	—	—	(629)	93	2,127	—	—	1,498
Purchase of shares for treasury	—	—	—	(617)	(14,599)	—	—	(14,599)

BALANCES AT FEBRUARY 28, 2004	150,670	150,670	102,352	(15,910)	(298,291)	(98,732)	2,353,575	2,209,574
Comprehensive income:
Net earnings	—	—	—	—	—	—	292,890	292,890

Total comprehensive income	—	—	—	—	—	—	—	292,890
Sales of common stock under option plans	—	—	5,704	1,850	32,100	—	—	37,804
Cash dividends declared on common stock—$0.4500 per share	—	—	—	—	—	—	(60,742)	(60,742)
Compensation under employee incentive plans	—	—	755	20	(46)	—	—	709
Purchase of shares for treasury	—	—	—	(1,977)	(55,960)	—	—	(55,960)

BALANCES AT DECEMBER 4, 2004	150,670	$150,670	$108,811	(16,017)	$(322,197)	$(98,732)	$2,585,723	$2,424,275

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (40 weeks) ended
	December 4, 2004	November 29, 2003
	(unaudited)
Cash flows from operating activities
Net earnings	$292,890	$184,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	232,657	227,853
LIFO expense	7,033	4,573
Provision for losses on receivables	3,454	8,701
Loss (gain) on sale of property, plant and equipment	2,874	(4,272)
Gain on sale of WinCo Foods, Inc.	(109,238)	—
Restructure and other charges	26,416	10,601
Deferred income taxes	(34,923)	58,954
Equity in earnings of unconsolidated subsidiaries	(12,654)	(29,151)
Other adjustments, net	3,988	3,149
Changes in assets and liabilities
Receivables	33,858	(59,245)
Inventories	(208,884)	(181,479)
Accounts payable	45,938	173,903
Income taxes currently payable	44,055	61,141
Other assets and liabilities	39,277	13,697

Net cash provided by operating activities	366,741	472,943

Cash flows from investing activities
Additions to long-term notes receivable	(13,015)	(15,670)
Proceeds received on long-term notes receivable	33,264	26,176
Proceeds from sale of assets	24,994	53,787
Proceeds from sale of WinCo Foods, Inc.	229,846	—
Purchases of property, plant and equipment	(182,941)	(224,968)

Net cash provided (used) by investing activities	92,148	(160,675)

Cash flows from financing activities
Net reduction of notes payable	—	(80,000)
Proceeds from issuance of long-term debt	3,813	—
Repayment of long-term debt	(268,902)	(120,109)
Reduction of obligations under capital leases	(24,387)	(26,091)
Net proceeds from stock activities under benefit plans	25,574	9,207
Dividends paid	(59,699)	(57,590)
Payment for purchase of treasury shares	(55,960)	(14,599)

Net cash used in financing activities	(379,561)	(289,182)

Net increase in cash and cash equivalents	79,328	23,086
Cash and cash equivalents at beginning of period	291,956	29,188

Cash and cash equivalents at the end of period	$371,284	$52,274

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

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks, and the second, third and fourth quarters each consist of 12 weeks, for a total of 52 weeks for fiscal 2005. Fiscal 2004 comprised 53 weeks with the first quarter consisting of 16 weeks, the second and third quarters consisting of 12 weeks, and the fourth quarter consisting of 13 weeks.

Statement of Registrant:

The data presented herein is unaudited but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at December 4, 2004 and November 29, 2003, and the results of the company’s operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Third Quarter (12 weeks) Ended		Year-to-Date (40 weeks) Ended
	December 4, 2004	November 29, 2003	December 4, 2004	November 29, 2003
	(In thousands, except per share amounts)
Net earnings, as reported	$64,943	$48,616	$292,890	$184,518
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,448)	(2,108)	(11,010)	(7,527)

Pro forma net earnings	$62,495	$46,508	$281,880	$176,991

Earnings per share—basic:
As reported	$0.48	$0.36	$2.17	$1.38
Pro forma	$0.46	$0.34	$2.09	$1.32
Earnings per share—diluted:
As reported	$0.48	$0.36	$2.14	$1.37
Pro forma	$0.46	$0.34	$2.06	$1.31

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

The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter (12 weeks) Ended		Year-to-date (40 weeks) Ended
	December 4, 2004	November 29, 2003	December 4, 2004	November 29, 2003
	(In thousands, except per share amounts)
Earnings per share—basic
Earnings available to common shareholders	$64,943	$48,616	$292,890	$184,518

Weighted average shares outstanding	134,343	133,983	134,970	133,848
Earnings per share—basic	$0.48	$0.36	$2.17	$1.38

Earnings per share—diluted
Earnings available to common shareholders	$64,943	$48,616	$292,890	$184,518

Weighted average shares outstanding	134,343	133,983	134,970	133,848
Dilutive impact of options outstanding	1,897	1,879	2,045	1,221

Weighted average shares and potential dilutive shares outstanding	136,240	135,862	137,015	135,069
Earnings per share—diluted	$0.48	$0.36	$2.14	$1.37

Comprehensive Income:

The components of comprehensive income, net of related tax, included the following:

	Third Quarter (12 weeks) Ended		Year-to-date (40 weeks) Ended
	December 4, 2004	November 29, 2003	December 4, 2004	November 29, 2003
Net earnings	$64,943	$48,616	$292,890	$184,518
Amortization of loss on derivative financial instrument	—	78	—	262
Accelerated amortization of loss on derivative financial instruments due to debt redemption	—	6,473	—	6,473

Total comprehensive income	$64,943	$55,167	$292,890	$191,253

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and revised it in December 2003. FIN 46 addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 applied immediately to entities created after January 31, 2003, and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (SPEs). FIN 46 was effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s condensed consolidated financial statements. The other provisions of FIN 46 did not have an impact on the company’s condensed consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106.” This statement increases the existing disclosure’s requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The effect of the revisions to SFAS No. 132 were included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2004, except for those relating to expected future benefit payments. The new required quarterly disclosures are included in the Benefit Plans note in the notes to condensed consolidated financial statements within this Form 10-Q. Additional disclosures about expected future benefit payments are required for fiscal years ending after June 15, 2004 and will be incorporated in the company’s fiscal 2005 consolidated financial statements.

In May 2004, the FASB issued Financial Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosures related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) which was signed into law in December 2003. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company adopted FSP 106-2 in the second quarter of fiscal 2005 using the retroactive application method. Year-to-date third quarter amounts include the retroactive application back to first quarter fiscal 2005. Based upon current guidance around the definition of actuarially equivalent, equivalence was only determined with respect to a portion of the plan participants depending on plan benefits provided. If additional clarifying regulations related to the Medicare Act or the definition of actuarially equivalent becomes available, remeasurement of the plan obligations may be required, and related impacts on net periodic benefit costs would be reflected prospectively in the consolidated financial statements.

In November 2004, the FASB ratified the effective date of the Emerging Issues Task Force (EITF) consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” to be applied to reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under the company’s outstanding contingently convertible zero-coupon debentures which were issued in November 2001. In fiscal 2005, the estimated annual impact of EITF No. 04-8 would be to reduce diluted earnings per share by approximately $0.10 and excluding the gain on the sale of WinCo Foods Inc. (WinCo), diluted earnings per share would be reduced by approximately $0.08. The effect of the restatement on fiscal 2004 and 2003 would be to reduce diluted earnings per share by $0.06 and $0.05, respectively. The company will restate its consolidated financial statements in accordance with the EITF in the fourth quarter of fiscal 2005.

In December 2004, the FASB issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for reporting periods beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The company plans to adopt the revised statement in its second quarter of its next fiscal year, which begins on June 19, 2005.

BENEFIT PLANS

The following table provides the components of net periodic pension and postretirement benefit cost for fiscal 2005 and fiscal 2004:

	Third Quarter (12 weeks) Ended
	Pension Benefits		Postretirement Benefits
	December 4, 2004	November 29, 2003	December 4, 2004	November 29, 2003
	(in thousands)
Service cost	$4,109	$4,264	$323	$303
Interest cost	8,051	8,182	1,544	1,673
Expected return on plan assets	(8,875)	(9,576)	—	—
Amortization of:
Unrecognized net loss	4,008	1,846	833	741
Unrecognized prior service cost	267	259	(436)	(269)

Net periodic benefit cost	$7,560	$4,975	$2,264	$2,448

	Year-to-Date (40 weeks) Ended
	Pension Benefits		Postretirement Benefits
	December 4, 2004	November 29, 2003	December 4, 2004	November 29, 2003
	(in thousands)
Service cost	$14,698	$14,120	$1,098	$1,007
Interest cost	28,798	27,092	5,242	5,554
Expected return on plan assets	(31,748)	(31,711)	—	—
Amortization of:
Unrecognized net loss	14,337	6,114	2,831	2,461
Unrecognized prior service cost	956	858	(1,481)	(894)

Net periodic benefit cost	$27,041	$16,473	$7,690	$8,128

The postretirement benefit cost includes a reduction of $0.4 million and $1.3 million for third quarter and year-to-date fiscal 2005, respectively, and a $11.1 million reduction in accumulated postretirement benefit obligation (APBO), due to the effects of the federal subsidy introduced in the Medicare Act.

GAIN ON SALE OF WINCO FOODS, INC.

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo Foods, Inc. (WinCo), a privately-held regional grocery chain, that operates stores in Idaho, Oregon, Nevada, Washington and California, for $229.8 million in cash proceeds, which resulted in a pre-tax gain of $109.2 million.

DEBT REDEMPTION

On May 3, 2004, the company utilized cash proceeds from the sale of WinCo and available cash balances to voluntarily redeem $250 million of 7.625% notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption, which are included in interest expense. During third quarter fiscal 2004, the company incurred $5.8 million in pre-tax costs related to the early redemption of $100 million of debt at a price of 103.956%.

RESTRUCTURE AND OTHER CHARGES

In the third quarter of fiscal 2005 and for year-to-date fiscal 2005, the company recognized pre-tax restructure and other charges of $20.3 million and $26.4 million, respectively. The charges reflect adjustments to the restructure reserves and asset impairment charges for restructure 2001. The charges primarily reflect increased liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate. See the company’s Annual Report on Form 10-K for fiscal 2004, for additional information regarding Restructure and Other Charges.

All activity for the fiscal 2002, 2001 and 2000 restructure plans was completed in fiscal 2003. At December 4, 2004, remaining restructure reserves for 2002, 2001 and 2000 plans were $0, $42.8 million and $1.2 million, respectively.

The remaining restructure 2001 reserves include $28.2 million for employee benefit related costs and $14.6 million for lease related costs. In the first three quarters of fiscal 2005, there was an increase in reserves of $22.2 million for increases in employee benefit related costs from previously exited distribution facilities and changes in estimates on exited real estate of $18.0 million and $4.2 million, respectively. Year-to-date restructure 2001 usage totaled $1.3 million and $4.7 million for employee benefit and lease related costs, respectively.

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

	Balance February 28, 2004	Additions	Usage	Balance December 4, 2004
Reserves for closed properties	$45,916	12,278	(14,541)	$43,653

Asset Impairment

In the third quarter of fiscal 2005 and for year-to-date fiscal 2005, the company recognized $0.8 million and $4.4 million, respectively, of additional impairment charges on the write-down of property, plant and equipment for closed properties related to the retail food segment. Impairment charges, a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

ASSETS HELD FOR SALE

At December 4, 2004 and February 28, 2004, the company had $0 and $9.7 million, respectively, of assets classified as held for sale reflected as a component of other current assets in the accompanying Condensed Consolidated Balance Sheets.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In fiscal 2004, the company completed an asset exchange with C&S Wholesale Grocers, Inc. (C&S) whereby the company acquired certain former Fleming Companies’ distribution operations in the Midwest from C&S in exchange for the company’s New England operations (Asset Exchange). The Asset Exchange resulted in the addition of approximately $54.6 million of intangible assets related to customer relationships and trademarks, and a reduction in goodwill of $20.0 million related to the company’s New England operations included in the Asset Exchange. Other net adjustments primarily reflects finalization of the assignment of fair market value to assets acquired as part of the Asset Exchange.

At December 4, 2004, the company had approximately $1.6 billion of goodwill of which $0.9 billion related to retail food and $0.7 billion related to food distribution.

A summary of changes in the company’s other acquired intangible assets year-to-date fiscal 2005 follows:

	February 28, 2004	Amortization	Additions	Other net adjustments	December 4, 2004
	(in thousands)
Trademarks	$15,269		$—	$(1,057)	$14,212
Leasehold rights, customer lists and other (accumulated amortization of $19,930 and $17,836, at December 4, 2004 and February 28, 2004)	49,369		49	(541)	48,877
Customer relationships (accumulated amortization of $2,016 and $495 at December 4, 2004 and February 28, 2004)	43,361		—	(2,992)	40,369
Non-compete agreements (accumulated amortization of $3,951 and $3,959 at December 4, 2004 and February 28, 2004)	7,219		—	(550)	6,669

Total other acquired intangible assets	115,218		49	(5,140)	110,127
Accumulated amortization	(22,290)	$(4,669)	—	1,062	(25,897)

Total other acquired intangible assets, net	$92,928	$(4,669)	$49	$(4,078)	$84,230

Other intangible assets are a component of other assets in the accompanying Condensed Consolidated Balance Sheets. In the third quarter, the company recorded amortization expense of approximately $1.0 million and $0.4 million for fiscal 2005 and fiscal 2004, respectively. Year-to-date for fiscal 2005 and fiscal 2004, the company recorded amortization expense of approximately $4.7 million and $1.1 million respectively. Future amortization expense will approximate $5.5 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In the first quarter of fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchanged a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are a component of other assets in the accompanying Condensed Consolidated Balance Sheets. At December 4, 2004, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings, and through December 4, 2004, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at December 4, 2004. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately ten years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At December 4, 2004, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was $300.8 million and represented $176.8 million on a discounted basis. No amount has been accrued for the company’s obligations under its guaranty arrangements.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013. It has a purchase option of $60.0 million. At December 4, 2004, the estimated market value of the property underlying this lease equaled or exceeded the purchase option. The company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of $1.9 million at December 4, 2004, which is a component of other liabilities and deferred income taxes in the accompanying Condensed Consolidated Balance Sheets. On September 3, 2004, the company exercised the purchase option on a synthetic leasing program that had been in place for one of its major warehouses. The purchase option price of $25.3 million was paid by the company to the lessor, in exchange for the corresponding warehouse assets, which will be retained by the company.

The company had $163.4 million of outstanding letters of credit as of December 4, 2004, of which $139.3 million were issued under the $650.0 million unsecured revolving Credit Agreement (Credit Agreement) and $24.1 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letters of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

SUBSEQUENT EVENT

On January 4, 2005, the company announced an agreement to acquire Total Logistics, Inc. (TLCX), a national provider of integrated third-party logistics services. The transaction will be structured as a tender offer for Total Logistics, Inc. shares. In accordance with the terms of the agreement, on January 7, 2005, a wholly owned subsidiary of SUPERVALU offered to acquire all of the outstanding shares of Total Logistics, Inc. common stock at $28.50 per share in cash and to assume Total Logistics, Inc. outstanding debt, which is estimated to total approximately $68 million at closing. With approximately 5.7 million fully diluted Total Logistics, Inc. shares outstanding, the aggregate transaction value is approximately $233 million, including assumed debt and direct costs related to the acquisition. The acquisition, which is subject to certain conditions, is anticipated to close within 45 days. SUPERVALU expects the acquisition to be slightly accretive to fiscal year 2006.

SEGMENT INFORMATION

Refer to the Condensed Consolidated Composition of Net Sales and Operating Earnings on page 4 for the company’s segment information. There were no material changes to total assets of the company’s segments since February 28, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fiscal 2005 year-to-date reflects an economy that continues to expand within a modest inflationary environment. Results for fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo Foods, Inc. (WinCo) of $68.3 million or $0.50 diluted earnings per share recorded in the first quarter. Given the life cycle maturity of our distribution business with its inherent attrition rate, future growth in food distribution will be achieved through serving new independent customers, net growth from existing customers, further consolidation opportunities and third party logistics initiatives. The annual distribution sales attrition trend in fiscal 2005 is above the historical range of two to four percent and will be approximately seven percent for the fiscal year, primarily reflecting the transition of three large customers to other suppliers in fiscal 2005.

RESULTS OF OPERATIONS

In the third quarter of fiscal 2005, the company achieved net sales of $4.6 billion compared with $4.7 billion last year. Net earnings for the third quarter of fiscal 2005 were $64.9 million and diluted earnings per share were $0.48 compared with net earnings of $48.6 million and diluted earnings per share of $0.36 last year. Last year’s results include the impact of the sale and closure of the company’s Denver based operations that included nine retail stores and a food distribution facility (Denver Disposition) and a 28-day strike in St. Louis, Missouri, by its retail union employees which covered 21 of the company’s Shop ‘n Save stores (St. Louis Strike).

Net Sales

Net sales for the third quarter of fiscal 2005 were $4.6 billion compared with $4.7 billion last year, a decrease of $0.1 billion or 3.9 percent from last year. Retail food sales were 53.4 percent of net sales for the third quarter of fiscal 2005 compared with 51.0 percent last year. Food distribution sales were 46.6 percent of net sales for the third quarter of fiscal 2005 compared with 49.0 percent last year.

Retail food sales for the third quarter of fiscal 2005 were $2.4 billion compared with $2.4 billion last year. The current year activity reflects new store openings and cycling the impact of the St. Louis Strike, offset by same store sales performance and store closures, including the Denver Disposition. Same-store retail sales, defined as stores operating for four full quarters, including store expansions, for the third quarter of fiscal 2005 decreased 0.4 percent.

Store activity since last year’s third quarter, including licensed stores, resulted in 108 new stores opened and 36 stores closed for a total of 1,540 stores at the end of third quarter fiscal 2005. Total retail square footage, including licensed stores, increased approximately 4.5 percent from last year’s third quarter.

Food distribution sales for the third quarter of fiscal 2005 were $2.1 billion compared with $2.3 billion, a decrease of $0.2 billion or 8.5 percent from last year, reflecting new business growth of approximately four percent, which was more than offset by customer attrition and last year’s asset exchange with C&S Wholesale Grocers, which accounted for approximately ten percent and two percent, respectively.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.5 percent for the third quarter of fiscal 2005 compared with 13.6 percent last year. The increase in gross profit as a percent of net sales primarily reflects a growing proportion of the company’s retail food business, which operates at a higher gross profit margin as a percent of net sales than does the food distribution business, benefits of retail merchandising execution and customer mix in distribution.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 11.3 percent for the third quarter of fiscal 2005 compared with 10.8 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the growing proportion of the company’s retail food business, which operates at a higher selling and administrative expense as a percent of net sales than does the food distribution business. Last year’s results include the exit costs related to the Denver Disposition and the impact of the St. Louis Strike.

Restructure and Other Charges

For the third quarter of fiscal 2005 and 2004, the company incurred $20.3 million and $7.2 million, respectively, in pre-tax restructure and other charges. The fiscal 2005 charges primarily reflect increased liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate.

Operating Earnings

Operating earnings for the third quarter of fiscal 2005 decreased 0.7 percent to $126.5 million compared with $127.4 million last year. Retail food operating earnings for the third quarter of fiscal 2005 increased 21.4 percent to $101.3 million, or 4.2 percent of net sales, from last year’s operating earnings of $83.4 million, or 3.5 percent of net sales. The increase in retail food operating earnings, as a percent of net sales, primarily reflects the benefits of retail merchandising execution, the cycling of the Denver Disposition exit costs and the impact of the St. Louis Strike from last year, partially offset by the absence of non-cash equity earnings from WinCo. Operating earnings for food distribution for the third quarter of fiscal 2005 decreased 2.2 percent to $59.5 million, or 2.8 percent of net sales, from last year’s operating earnings of $60.9 million, or 2.6 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects the change in customer mix.

Net Interest Expense

Interest expense was $29.1 million in the third quarter of fiscal 2005 compared with $42.1 million last year. The decrease primarily reflects lower borrowing levels. Last year reflects $5.8 million in pre-tax costs related to an early bond redemption. Interest income was $5.6 million in the third quarter of fiscal 2005 compared with $4.2 million last year, reflecting higher cash balances.

Income Taxes

The effective tax rate was 37.0 and 45.7 percent in the third quarter of fiscal 2005 and fiscal 2004, respectively. Last year’s rate reflects $7.6 million of taxes related to the C&S Asset Exchange.

Net Earnings

Net earnings were $64.9 million, or $0.48 per diluted share, in the third quarter of fiscal 2005 compared with net earnings of $48.6 million, or $0.36 per diluted share last year.

Weighted average diluted shares increased to 136.2 million in the third quarter of fiscal 2005 compared with 135.9 million shares last year, reflecting the net impact of stock activity including dilution impacts.

YEAR-TO-DATE RESULTS:

Year-to-date for fiscal 2005, the company achieved net sales of $15.0 billion compared with $15.2 billion last year. Net earnings for fiscal 2005 year-to-date were $292.9 million and diluted earnings per share were $2.14 compared with net earnings of $184.5 million and diluted earnings per share of $1.37 last year. Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.50 diluted earnings per share. Last years results include the impact of the Denver Disposition and the St. Louis Strike.

Net Sales

Net sales for fiscal 2005 year-to-date were $15.0 billion compared with $15.2 billion last year, a decrease of $0.2 billion. Retail food sales were 53.5 percent of net sales for fiscal 2005 year-to-date compared with 51.2 percent last year. Food distribution sales were 46.5 percent of net sales for fiscal 2005 year-to-date compared with 48.8 percent last year.

Retail food sales for fiscal 2005 year-to-date were $8.0 billion compared with $7.8 billion last year, an increase of $0.2 billion or 3.0 percent from last year, primarily reflecting new store openings, increases in same-store sales, and cycling the impact of the St. Louis Strike, partially offset by store closures including the Denver Disposition. Same-store retail sales, defined as stores operating for four full quarters, including store expansions, for fiscal 2005 year-to-date increased 0.6 percent.

Food distribution sales for fiscal 2005 year-to-date were $7.0 billion compared with $7.4 billion, a decrease of $0.4 billion or 6.1 percent from last year, reflecting new business growth of approximately four percent, which was more than offset by customer attrition and last year’s asset exchange with C&S Wholesale Grocers, which accounted for approximately seven percent and three percent, respectively.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.5 percent for fiscal 2005 year-to-date compared with 13.7 percent last year. The increase in gross profit as a percent of net sales primarily reflects a growing proportion of the company’s retail food business, which operates at a higher gross profit margin as a percent of net sales than does the food distribution business, benefits of retail merchandising execution and customer mix in distribution.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 11.3 percent for fiscal 2005 year-to-date compared with 10.9 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the growing proportion of the company’s retail food business, which operates at a higher selling and administrative expense as a percent of net sales than does the food distribution business and the continued increases in employee benefit and incentive related costs. Last years results include the exit costs related to the Denver Disposition and the impact of the St. Louis Strike.

Operating Earnings

Operating earnings for fiscal 2005 year-to-date increased 31.8 percent to $555.4 million compared with $421.4 million last year, which includes a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.50 diluted earnings per share. Retail food fiscal 2005 year-to-date operating earnings increased 9.6 percent to $335.3 million, or 4.2 percent of net sales, from last year’s operating earnings of $306.0 million, or 3.9 percent of net sales. The increase in retail food operating earnings, as a percent of net sales, primarily reflects the benefits of retail merchandising execution, the cycling of the Denver Disposition exit costs and the impact of the St. Louis Strike from last year, which were partially offset by the absence of non-cash equity earnings from WinCo and increases in employee benefit related costs. Food distribution fiscal 2005 year-to-date operating earnings increased 5.2 percent to $175.2 million, or 2.5 percent of net sales, from last year’s operating earnings of $166.5 million, or 2.2 percent of net sales. The increase in food distribution operating earnings, as a percent of net sales, primarily reflects customer mix including improved leverage from the concentration of food distribution volume in existing facilities.

Net Interest Expense

Interest expense decreased to $106.9 million in fiscal 2005 year-to-date compared with $129.2 million last year. The decrease primarily reflects lower borrowing. Interest income was $17.3 million in fiscal 2005 year-to-date compared with $14.0 million last year, reflecting higher cash balances.

Income Taxes

The effective tax rate was 37.1 and 39.7 percent in fiscal 2005 year-to-date and fiscal 2004 year-to-date, respectively. Last year’s rate reflects $7.6 million of taxes related to the C&S Asset Exchange.

Net Earnings

Net earnings were $292.9 million, or $2.14 per diluted share, in fiscal 2005 year-to-date compared with net earnings of $184.5 million, or $1.37 per diluted share last year. Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.50 diluted earnings per share.

Weighted average diluted shares increased to 137.0 million fiscal 2005 year-to-date compared with 135.1 million shares last year, reflecting the net impact of stock activity including dilution impacts.

RESTRUCTURE AND OTHER CHARGES

In the first three quarters of fiscal 2005, the company recognized pre-tax restructure and other charges of $26.4 million. The charges reflect adjustments to the restructure reserves and asset impairment charges for restructure 2001. The charges primarily reflect increased liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate. See the company’s Annual Report on Form 10-K for fiscal year 2004, for additional information regarding Restructure and Other Charges.

All activity for the fiscal 2002, 2001 and 2000 restructure plans was completed in fiscal 2003. At December 4, 2004, remaining restructure reserves for 2002, 2001 and 2000 plans were $0, $42.8 million and $1.2 million, respectively.

The remaining restructure 2001 reserves include $28.2 million for employee benefit related costs and $14.6 million for lease related costs. In the first three quarters of fiscal 2005, there was an increase in reserves of $22.2 for increases in employee benefit related costs from previously exited distribution facilities and changes in estimates on exited real estate of $18.0 million and $4.2 million, respectively. Year-to-date restructure 2001 usage totaled $1.3 million and $4.7 million for employee benefit and lease related costs, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See the company’s Annual Report on Form
10-K for fiscal year 2004, for additional information regarding Critical Accounting Policies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $366.7 million for fiscal 2005 year-to-date compared with $472.9 million last year. The decrease is primarily related to changes in working capital.

Net cash provided by investing activities was $92.1 million for fiscal 2005 year-to-date compared with cash used of $160.7 million last year. Fiscal 2005 year-to-date investing activities primarily reflect proceeds from the sale of WinCo offset by capital spending. Fiscal 2004 year-to-date investing activities primarily reflect capital spending.

Net cash used in financing activities was $379.6 million for fiscal 2005 year-to-date compared with $289.2 million last year. Fiscal 2005 year-to-date financing activities primarily reflect the early redemption on May 3, 2004 of $250.0 million of 7.625% notes due September 15, 2004, the payment of dividends of $59.7 million and a net $30.4 million for stock benefit plan related activity. Fiscal 2004 year-to-date financing activities primarily reflect the early redemption of $100.0 million of the company’s 8.875% notes due in 2022 at the redemption price of 103.956% of the principal amount of the notes, the net reduction in notes payable of $80.0 million and the payment of dividends of $57.6 million.

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

The company has a $650.0 million unsecured revolving credit agreement (Credit Agreement) with various financial institutions with rates tied to LIBOR plus 0.650 to 1.400 percent. The Credit Agreement contains various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant. The Credit Agreement expires in April 2005 and the company intends to replace this facility prior to its expiration.

As of December 4, 2004, the company’s current portion of outstanding debt including obligations under capital leases was $89.8 million. The company had no outstanding borrowings under its Credit Agreement. Letters of credit outstanding under the Credit Agreement were $139.3 million and the unused available credit under the Credit Agreement was $510.7 million. The Company also had $24.1 million of outstanding letters of credit issued under separate agreements with financial institutions.

As of December 4, 2004, the company had no outstanding borrowings under its annual accounts receivable securitization program, renewed in August 2004. Under the program, the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable.

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo, a privately-held regional grocery chain, that operates stores in Idaho, Oregon, Nevada, Washington and California for $229.8 million in cash proceeds.

On May 3, 2004, the company utilized cash proceeds from the sale of WinCo and available cash balances to voluntarily redeem $250 million of 7.625% notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption.

In November 2001, the company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the company to purchase all or a portion of their debentures on the first day of October 2006 and 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest. The company may redeem all or a portion of the debentures at any time on or after the first day of October 2006, at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. The debentures will generally be convertible if the closing price of the company’s common stock exceeds $37.64 in the fourth quarter of fiscal 2005. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture. See the company’s Annual Report on Form 10-K for fiscal 2004 for additional information regarding debt. In November 2004, the FASB ratified the effective date of the Emerging Issues Task Force (EITF) consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” to be applied to reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under the company’s outstanding contingently convertible zero-coupon debentures which were issued in November 2001. In fiscal 2005, the estimated annual impact of EITF No. 04-8 would be to reduce diluted earnings per share by approximately $0.10 and excluding the gain on the sale of WinCo, diluted earnings per share would be reduced by approximately $0.08. The effect of the restatement on fiscal 2004 and 2003 would be to reduce diluted earnings per share by $0.06 and $0.05, respectively. The company will restate its consolidated financial statements in accordance with the EITF in the fourth quarter of fiscal 2005.

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

Capital spending during the third quarter of fiscal 2005 was $85.1 million, including $25.6 million in capital leases. Capital spending for year-to-date fiscal 2005 was $231.9 million, including $49.0 million of capital leases. Capital spending primarily included retail store expansion, store remodeling and technology enhancements. The company’s capital spending for fiscal 2005 is projected to be approximately $350 million to $375 million, including approximately $60.0 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at December 4, 2004. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately ten years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At December 4, 2004, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is $300.8 million and represents $176.8 million on a discounted basis. No amount has been accrued for the company’s obligations under its guaranty arrangements.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013. It has a purchase option of $60.0 million. At December 4, 2004, the estimated market value of the property underlying this lease equaled or exceeded the purchase option. The company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of $1.9 million at December 4, 2004, which is a component of other liabilities and deferred income taxes in the accompanying Condensed Consolidated Balance Sheets. On September 3, 2004, the company exercised the purchase option on a synthetic leasing program that had been in place of one of its major warehouses. The purchase option price of $25.3 million was paid by the company to the lessor, in exchange for the corresponding warehouse assets, which will be retained by the company.

The company had $163.4 million of outstanding letters of credit as of December 4, 2004, of which $139.3 million were issued under the Credit Agreement and $24.1 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letters of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

See the company’s Annual Report Form 10-K for fiscal 2004, for additional information regarding Commitments, Contingencies and Off-Balance Sheet Arrangements.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Financial Accounting Standards Board (FASB) Interpretation No. (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and revised it in December 2003. FIN 46 addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 applied immediately to entities created after January 31, 2003, and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (SPEs). FIN 46 was effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s condensed consolidated financial statements. The other provisions of FIN 46 did not have an impact on the company’s condensed consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106.” This statement increases the existing disclosure’s requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The effect of the revisions to SFAS No. 132 were included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2004, except for those relating to expected future benefit payments. The new required quarterly disclosures are included in the Benefit Plans note in the notes to condensed consolidated financial statements within this Form 10-Q. Additional disclosures about expected future benefit payments are required for fiscal years ending after June 15, 2004 and will be incorporated in the company’s fiscal 2005 consolidated financial statements.

In May 2004, the FASB issued Financial Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosures related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) which was signed into law in December 2003. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company adopted FSP 106-2 in the second quarter of fiscal 2005 using the retroactive application method. Year-to-date third quarter amounts include the retroactive application back to first quarter fiscal 2005. Based upon current guidance around the definition of actuarially equivalent, equivalence was only determined with respect to a portion of the plan participants depending on plan benefits provided. If additional clarifying regulations related to the Medicare Act or the definition of actuarially equivalent becomes available, remeasurement of the plan obligations may be required, and related impacts on net periodic benefit costs would be reflected prospectively in the consolidated financial statements.

In November 2004, the FASB ratified the effective date of the Emerging Issues Task Force (EITF) consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” to be applied to reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under the company’s outstanding contingently convertible zero-coupon debentures which were issued in November 2001. In fiscal 2005, the estimated annual impact of EITF No. 04-8 would be to reduce diluted earnings per share by approximately $0.10 and excluding the gain on the sale of WinCo, diluted earnings per share would be reduced by approximately $0.08. The effect of the restatement on fiscal 2004 and 2003 would be to reduce diluted earnings per share by $0.06 and $0.05, respectively. The company will restate its consolidated financial statements in accordance with the EITF in the fourth quarter of fiscal 2005.

In December 2004, the FASB issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for reporting periods beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The company plans to adopt the revised statement in its second quarter of its next fiscal year, which begins on June 19, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K for fiscal 2004, for a discussion of market risk for the company.

ITEM 4. CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act) as of December 4, 2004, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of December 4, 2004, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended December 4, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
September 12, 2004 to October 9, 2004	1,259	$27.97	—	4,588,300
Second four weeks
October 10, 2004 to November 6, 2004	76,499	$30.03	—	4,588,300
Third four weeks
November 7, 2004 to December 4, 2004	168,242	$31.86	—	4,588,300

Totals	246,000	$31.27	—	4,588,300

(1)	The reported periods conform to the company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2005 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the company’s compensatory stock plans of 246,000 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as from the vesting of restricted stock granted under such plans.
(3)	On May 26, 2004, the company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 5,000,000 shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans. As of December 4, 2004, 4,588,300 shares remained available for purchase under that program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits filed with this Form 10-Q:

(10.1)	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan.

(10.2)	Performance Criteria for Awards Under the Company’s Long-Term Incentive Plan.

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 13, 2005	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
(10.1)	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan.

(10.2)	Performance Criteria for Awards Under the Company’s Long-Term Incentive Plan.

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.