Form 10-K
period 2005-02-26
SUPERVALU INC
filed 2005-05-06
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 26, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 11, 2004 was approximately $3,603,630,697 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on September 10, 2004).

Number of shares of $1.00 par value Common Stock outstanding as of April 29, 2005: 136,085,323.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement filed for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

PART I

ITEM 1.    BUSINESS

General Development

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three retail food store formats: extreme value stores primarily under the retail banner Save-A-Lot; price superstores, under the regional retail banners of Cub Foods, Shop ‘n Save, Shoppers Food & Pharmacy and bigg’s; and supermarkets, under the regional retail banners of Farm Fresh, Scott’s and Hornbacher’s. As of the close of the fiscal year, the company conducted its retail operations through 1,549 stores, including 879 licensed extreme value stores. SUPERVALU also provides food distribution and related logistics support services across the United States retail grocery channel. As of the close of the fiscal year, the company served as the primary grocery supplier to approximately 2,300 retail food stores in 48 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 700 stores.

SUPERVALU is focused on retail growth through targeted new store development, remodel activities, licensee growth and acquisitions. During fiscal 2005, the company added 66 net new stores through new store development. The company’s plans also include leveraging its distribution operations by providing logistics and service solutions through an increasingly efficient supply chain, which should allow it to affiliate new independent customers.

On February 7, 2005, the company completed its acquisition of Total Logistics, Inc. (Total Logistics), a national provider of integrated third-party logistics services. The aggregate transaction value was approximately $234 million, including assumed debt and direct costs related to the acquisition. The company expects the acquisition to be slightly accretive to fiscal year 2006 earnings. The Total Logistics acquisition also included its Zero Zone subsidiary, a manufacturer of refrigeration cases and systems, which will be divested in fiscal 2006 as it is non-core to the company’s food retail and supply chain service businesses.

On April 1, 2004 the company sold its minority interest in WinCo Foods, Inc. (WinCo), a privately-held regional grocery chain that operates stores primarily in the northwestern United States, for approximately $150 million in net after-tax cash proceeds. The impact of this transaction to fiscal 2005 results was to reduce net earnings by approximately $0.10 per basic share or $0.09 per diluted share, reflecting the elimination of WinCo’s non-cash equity in earnings, and to increase net earnings by approximately $0.51 per basic share or $0.47 per diluted share for the one-time after-tax gain on the sale.

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

The company makes available free of charge at its internet website (www.supervalu.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information on the company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K. The company will also provide its SEC filings free of charge upon written request to the Corporate Secretary, SUPERVALU INC., P.O. Box 990, Minneapolis, MN 55440.

Additional description of the company’s business is found in Part II, Item 7 of this report.

Financial Information About Reportable Segments

The company’s business is classified by management into two reportable segments: Retail food and food distribution. Retail food operations include three retail food store formats: extreme value stores, regional price superstores and regional supermarkets. The retail operations include results of food stores owned and results of sales to extreme value stores licensed by the company. Food distribution operations include results of sales to affiliated food stores, mass merchants and other customers, and the results of other third party logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements. The financial information concerning the company’s operations by reportable segment for the years ended February 26, 2005, February 28, 2004 and February 22, 2003 is contained on page F-7.

Retail Food Operations

Overview.    At February 26, 2005, the company conducted its retail food operations through a total of 1,549 retail stores, including 879 licensed extreme value stores. Its principal retail food formats include extreme value stores, regional price superstores and regional supermarkets. These diverse formats enable the company to operate in a variety of markets under widely differing competitive circumstances. Based on revenues, the company was the eighth largest grocery retailer in the United States as of February 26, 2005. In fiscal 2006, the company anticipates opening approximately 90 to 110 new extreme value stores, including licensed sites, and 10 to 12 regional banner stores and continuing its store remodeling program.

Extreme Value Stores.    The company operates extreme value stores primarily under the Save-A-Lot banner. Save-A-Lot holds the number one market position, based on revenues, in the extreme value grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock approximately 1,250 high volume food items generally in a single size for each product sold, as well as a limited offering of general merchandise items. At a Save-A-Lot store, the majority of the food products offered for sale are custom branded products. The specifications for the Save-A-Lot custom branded product emphasize quality and characteristics that the company believes are comparable to national brands. The company’s attention to the packaging of Save-A-Lot products has resulted in the company registering a number of its custom labels.

At fiscal year end, there were 1,287 extreme value stores, including 466 combination food and general merchandise stores, located in 39 states of which 879 were licensed. These stores are supplied from 16 dedicated distribution centers.

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

At fiscal year end, the company owned and operated 202 price superstores under the Cub Foods, Shop ’n Save, Shoppers Food & Pharmacy and bigg’s banners in 12 states; an additional 31 stores were franchised to independent retailers under the Cub Foods banner. In-store pharmacies are operated in 183 of the price superstores.

The owned Cub Food stores operate primarily in the Minneapolis/St. Paul and Chicago markets; Shop ’n Save operates primarily in the St. Louis and Pittsburgh markets; Shoppers Food & Pharmacy operates in the Washington D.C. and Baltimore markets; and bigg’s operates primarily in the Cincinnati market.

Supermarkets.    The company’s traditional supermarkets hold leading market positions in their principal markets. This format combines a grocery store that offers traditional dry grocery and fresh food departments, and a variety of specialty departments that may include floral, seafood, expanded health and beauty care, video rental, cosmetics, delicatessen, bakery, photo finishing, liquor, as well as an in-store bank and a traditional drug store that includes a pharmacy. A typical supermarket carries approximately 32,000 items and generally ranges in size from 30,000 to 65,000 square feet with an average size of approximately 50,000 square feet.

At fiscal year end, the company operated 60 supermarkets under the Farm Fresh, Scott’s and Hornbacher’s banners in five states. The Farm Fresh stores operate primarily in the Virginia Beach, Virginia market; the Scott’s stores operate in the Fort Wayne, Indiana market; and the Hornbacher’s stores operate in the Fargo, North Dakota market. In-store pharmacies are operated in 30 of the supermarkets.

Food Distribution Operations

Overview.    SUPERVALU provides logistics and service solutions to retailers for food and non-food products and is the largest public company food wholesaler in the nation. At February 26, 2005, the company was affiliated with approximately 2,300 stores as their primary supplier, excluding the company’s own regional banner store network, and approximately 700 additional stores as a secondary supplier. SUPERVALU’s customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military. Such customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. SUPERVALU also manages distribution centers and manages dedicated and third party transportation networks for customers of its third party logistics business.

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

Logistics Network.    The company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network comprises 24 distribution facilities. The company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers costs of operations. The company is continuing to work on business initiatives that will deliver lower costs of operations. Deliveries to retail stores are made from the company’s distribution centers by company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, the company provides certain facilitative services between its independent retailers and vendors related to products that are delivered directly by suppliers to retail stores under programs established by the company. These services include sourcing, invoicing and payment services.

Third Party Logistics.    The company also offers third party logistics solutions through its Total Logistics subsidiary, which was acquired in February 2005, and its Advantage Logistics operation, which was formed in 2002. The company is merging most of its Advantage Logistics business into Total Logistics. The combination of these operations provides customers with a suite of logistics services, including warehouse management, transportation, procurement, contract manufacturing and logistics engineering and management services.

Trademarks

The company offers some customers the opportunity to franchise a concept or license a service mark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, SENTRY, FESTIVAL FOODS,

COUNTY MARKET, SHOP ’N SAVE, NEWMARKET, IGA, FOODLAND, JUBILEE, SUPERVALU and SUPERVALU PHARMACIES. The company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private label product trademarks and service marks. See “Retail Food Operations—Extreme Value Stores” and “Food Distribution Operations—Products Supplied” for further information. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. The company considers certain of its trademarks and service marks to be of material importance to its retail food and food distribution business and actively defends and enforces such trademarks and service marks.

Competition

The company’s retail food and food distribution businesses are highly competitive. The company believes that the success of its retail food and food distribution businesses are dependent upon the ability of the company’s retail food operations, and the retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores. Principal competition comes from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e. supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators. The company believes that the principal competitive factors that face its owned stores, as well as the stores owned by retailers it supplies, include the location and image of the store; the price, quality and variety of products; and the quality and consistency of service.

The food distribution business competes directly with a number of food wholesalers. The company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees, and the location of distribution facilities. The company’s third party logistics business competes nationwide in a highly fragmented market place which includes a number of large international and domestic companies, as well as with many smaller, more regional competitors. The company believes that it competes in this business on the basis of warehousing and transportation logistics expertise, cost, and the ability to offer both asset and non-asset based solutions as well as to design and manage a customer’s entire supply chain.

Employees

At February 26, 2005, the company had approximately 56,000 employees. Approximately 23,000 employees are covered by collective bargaining agreements. During fiscal 2005, 17 collective bargaining agreements covering approximately 13,000 employees were re-negotiated. In fiscal 2006, 28 collective bargaining agreements covering approximately 7,500 employees will expire. The company believes that it has generally good relations with its employees.

ITEM 2.    PROPERTIES

Retail Food Operations

The following table is a summary of the corporate retail stores operated by the company under its principal retail formats as of February 26, 2005:

Retail Format	Banner	Location and Number of Corporate Stores	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
ExtremeValue Stores	Save-A-Lot[1]	Alabama (1), Arkansas (1), California (17), Connecticut (5), Delaware (6), Florida (72), Georgia (17), Illinois (17), Louisiana (10), Maryland (11), Massachusetts (7), Mississippi (4), Missouri (10), New Jersey (10), New York (6), Ohio (31), Pennsylvania (24), Rhode Island (3), South Carolina (3), Tennessee (5), Vermont (1), Virginia (8), Wisconsin (2)	465,000	3,684,000
	Deals	Alabama (3), Arkansas (5), Georgia (3), Illinois (22), Indiana (13), Iowa (2), Kansas (6), Kentucky (11), Michigan (1), Missouri (28), Ohio (31), Oklahoma (3), Pennsylvania (2), Tennessee (5), West Virginia (1), Wisconsin (1)	—	1,473,000
	Save-A-Lot Distribution Centers	California (1), Florida (1), Georgia (1), Illinois (1), Indiana (1), Kentucky (1), Louisiana (1), Maryland (1), Michigan (1), Missouri (1), New York (1), Ohio (2), Tennessee (1), Texas (1), Wisconsin (1)	3,013,000	1,795,000
Price Superstores	Cub Foods[2]	Illinois (29), Iowa (3), Minnesota (35), Wisconsin (9)	2,547,000	2,789,000
	Shoppers Food & Pharmacy	Delaware (1) Maryland (37), Virginia (21)	—	3,271,000
	Shop ’n Save	Illinois (14), Missouri (22), Pennsylvania (19)	471,000	2,465,000
	bigg’s	Indiana (1), Kentucky (1), Ohio (10)	158,000	1,225,000
Supermarkets	Farm Fresh	North Carolina (1), Virginia (36)	—	1,773,000
	Scott’s	Indiana (18)	293,000	680,000
	Hornbacher’s	Minnesota (1), North Dakota (4)	107,000	113,000

[1]	Excludes 879 Save-A-Lot stores that are licensed by independent retailers.
[2]	Excludes 31 Cub Foods stores that are franchised by independent retailers.

The extreme value stores that are leased by the company generally have terms of 5 to 10 years plus renewal options. The price superstores and supermarkets that are leased by the company generally have terms of 15 to 25 years plus renewal options.

Food Distribution Operations

The following table is a summary of the company’s principal distribution centers and office space utilized in the company’s food distribution operations as of February 26, 2005:

Region	Location and Number of Distribution Centers	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
Central Region	Indiana (1), Ohio (1), Pennsylvania (2), West Virginia (1)	2,159,000	372,000
Midwest Region	Illinois (2), Missouri (1), Texas (1), Wisconsin (2)	2,394,000	913,000
Northern Region	Minnesota (1), North Dakota (2)	2,132,000	90,000
Northwest Region	Montana (1), Washington (2)	1,514,000	—
Southeast Region	Alabama (2), Florida (1), Mississippi (1)	1,528,000	473,000
Eastern Region	Maryland (1), Pennsylvania (1), Virginia (1)	1,145,000	926,000

Additional Property

The company’s principal executive offices are located in an 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a site of 140 acres owned by the company. Other facilities allocated for corporate use include approximately 189,000 square feet of leased office space located in Chanhassen, Minnesota, 53,000 square feet of owned office space located in Stillwater, Minnesota and 35,000 square feet of leased office space in Denver, Colorado.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2005 to a vote of the security holders of the Registrant.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, REGISTRANT PURCHASES OF EQUITY SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 29, 2005, there were 136,085,323 shares of common stock outstanding. At that date, there were 6,485 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to the sales price for the company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 of this report. The following table sets forth the registrant’s purchase of equity securities for the periods indicated:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
December 5, 2004 to January 1, 2005	10,292	$33.99	—	4,588,300
Second four weeks
January 2, 2005 to January 29, 2005	121,936	$32.39	—	4,588,300
Third four weeks
January 30, 2005 to February 26, 2005	134,320	$32.67	—	4,588,300

Totals	266,548	$32.60	—	4,588,300

(1)	The reported periods conform to the company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2005 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the company’s compensatory stock plans of 266,548 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as from the vesting of restricted stock granted under such plans.

(3)	On May 26, 2004, the company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 5,000,000 shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans. As of February 26, 2005, 4,588,300 shares remained available for purchase under that program.

ITEM 6.	SELECTED FINANCIAL DATA

The information called for by Item 6 is found within the Five Year Financial and Operating Summary on page F-2.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SUPERVALU is one of the largest grocery companies in the United States. We operate within two selling businesses in the grocery food industry, grocery retail and food distribution. At February 26, 2005, we conducted our retail operations through a total of 1,549 stores of which 879 are licensed locations. Principal formats include extreme value stores, regional price superstores and regional supermarkets. Our food distribution operations network spans 48 states and we serve as primary grocery supplier to approximately 2,300 stores, in addition to our own regional banner store network, as well as serving as secondary grocery supplier to approximately 700 stores. Based on revenues today, we would be ranked as the largest extreme value food retailer, eighth largest grocery retailer, and largest public company food wholesaler in the United States.

The grocery food industry can be characterized as one of consolidation and rationalization. The grocery industry also continues to experience store saturation driven primarily by increases in square footage devoted to food in supercenters, club stores, mass merchandisers, dollar stores, drug stores and other alternate formats as well as organic growth by traditional supermarket operators. As a result, same-store sales growth for the industry has been soft, pressuring profitability levels in the industry as operating costs rise at a rate faster than sales growth. We expect this industry environment to continue for the foreseeable future. In fiscal 2006, we anticipate same store sales growth of approximately one percent.

The grocery industry is also affected by the general economic environment and its impact on consumer spending behavior. We would characterize fiscal 2005 as a year with modest economic growth with relatively normal levels of consumer spending and product cost inflation. For fiscal 2006, we expect consumer spending to be pressured by higher fuel prices and modest food inflation.

In fiscal 2005, most businesses, including the labor intensive grocery industry, were again impacted by another year of rising health care and pension costs. Although the rate of increase moderated in fiscal 2005, these rising costs impacted the overall profitability levels of the food industry and have become a pivotal issue in labor negotiations for unionized employees who bargain for health and retirement benefits in addition to wages. Approximately 41 percent of SUPERVALU’s employees are unionized. We did not experience any strikes during fiscal 2005. Approximately 33 percent of our unionized workforce are represented by contracts that are up for renewal in fiscal 2006.

All of these industry factors impact our food distribution customer base. As a result, we continue to experience customer attrition in our food distribution operations. The attrition rate in fiscal 2005 was approximately seven percent, which is above the historical range of approximately two percent to four percent, due primarily to three large customer transitions to other suppliers during the year. For fiscal 2006, we anticipate the attrition rate in this business will be in the upper end of that historical range.

All the above factors will continue to impact our industry and our company in fiscal 2006.

We believe we can be successful against this industry backdrop with our regional retail formats that focus on local execution, merchandising, and consumer knowledge. In addition, our operations will benefit from our efficient and low-cost supply chain and economies of scale as we leverage our retail and distribution operations. Save-A-Lot, our extreme value format, has nationwide potential, and currently operates in 39 states. In fiscal 2005 and in the future, the majority of our new extreme value food stores will be a type of combination store offering both food and general merchandise. We plan to expand regional retail banner square footage through selective new store growth in key markets where we have significant market share. In addition, we will supplement regional retail store growth with continued focus on remodel activities. Given the life cycle maturity of our distribution business with its inherent attrition rate, future growth in food distribution will be modest and primarily achieved through serving new independent customers, net growth from existing customers and further consolidation opportunities. Our recent acquisition of Total Logistics offers a new platform to participate in the fast-growing logistics arena. We remain committed to streamlining our operations and improving our return on invested capital through a variety of initiatives.

RESULTS OF OPERATIONS

Highlights of results of operations as reported and as a percent of net sales are as follows:

	February 26, 2005 (52 weeks)		February 28, 2004 (53 weeks)		February 22, 2003 (52 weeks)
	(In millions)
Net sales	$19,543.2	100.0%	$20,209.7	100.0%	$19,160.4	100.0%
Cost of sales	16,681.5	85.4	17,372.4	85.9	16,567.4	86.5
Selling and administrative expenses	2,228.9	11.4	2,220.4	11.0	2,020.2	10.5
Gain on sale of WinCo Foods, Inc.	(109.2)	(0.6)	—	—	—	—
Restructure and other charges	26.4	0.1	15.5	0.1	2.9	—

Operating earnings	$715.6	3.7	$601.4	3.0	$569.9	3.0
Interest expense	137.5	0.7	165.6	0.8	182.5	1.0
Interest income	(22.7)	(0.1)	(19.1)	(0.1)	(20.6)	(0.1)

Earnings before income taxes	$600.8	3.1	$454.9	2.3	$408.0	2.1
Income tax expense	215.0	1.1	174.8	0.9	151.0	0.8

Net earnings	$385.8	2.0%	$280.1	1.4%	$257.0	1.3%

Comparison of fifty-two weeks ended February 26, 2005 (fiscal 2005) with fifty-three weeks ended February 28, 2004 (fiscal 2004):

In fiscal 2005, the company achieved net sales of $19.5 billion compared with $20.2 billion last year. Net earnings for fiscal 2005 were $385.8 million, basic earnings per share were $2.86 and diluted earnings per share were $2.71 compared with net earnings of $280.1 million, basic earnings per share of $2.09 and diluted earnings per share of $2.01 last year. Results for fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.51 basic earnings per share and $0.47 diluted earnings per share. On February 7, 2005, the company completed the acquisition of Total Logistics and its results are immaterial to fiscal 2005.

Fiscal 2004 was a 53 week fiscal year, resulting in an extra week in the fourth quarter, which generated approximately $360.0 million in net sales and contributed approximately $.07 to basic and diluted earnings per share. Fiscal 2004 operating results include the impact of the asset exchange with C&S Wholesale Grocers (Asset Exchange), the sale and closure of the company’s Denver based operations that included nine retail stores and a food distribution facility (Denver Disposition) and in St. Louis, where we operate 21 regional supermarkets, we experienced a 28-day strike in fiscal 2004 (St. Louis Strike).

Net Sales

Net sales for fiscal 2005 were $19.5 billion compared with $20.2 billion last year, a decrease of $0.7 million or 3.3 percent from last year. Retail food sales were 54.0 percent of net sales for fiscal 2005 compared with 52.2 percent last year. Food distribution sales were 46.0 percent of net sales for fiscal 2005 compared with 47.8 percent last year.

Retail food sales for fiscal 2005 were $10.5 billion, flat compared to last year, primarily reflecting net new store and same store sales growth, which was fully offset by the absence of last year’s extra week of approximately $0.2 billion. Fiscal 2005 same store retail sales, defined as stores operating for four full quarters, including store expansions, increased 0.3 percent.

Fiscal 2005 store activity, including licensed units, resulted in 104 new stores opened and 38 stores closed, for a total of 1,549 stores at year end. Total square footage increased approximately 4.2 percent over the prior year.

Food distribution sales for fiscal 2005 were $9.0 billion compared with $9.7 billion last year, a decrease of $0.7 billion. Food distribution sales decreased 6.9 percent compared with last year, reflecting new business growth of approximately 5 percent, which was more than offset by customer attrition, last year’s Asset Exchange and the absence of the extra week in last year, which accounted for approximately seven percent, three percent and two percent, respectively.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.6 percent for fiscal 2005 compared with 14.1 percent last year. The increase in gross profit, as a percent of net sales, primarily reflects the growing proportion of our retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business, benefits of retail merchandising execution and customer mix and the benefit of volume throughput including labor productivity improvements in distribution.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 11.4 percent for fiscal 2005 compared with 11.0 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the growing proportion of the company’s retail food business, which operates at a higher selling and administrative expense as a percent of net sales than does the food distribution business.

Restructure and Other Charges

In fiscal 2005, the company incurred $26.4 million, or 0.1 percent of net sales, in pre-tax restructure and other charges, consisting of $18.0 million for increased liabilities associated with employee benefit related costs from previously exited food distribution facilities and $8.4 million for changes in estimates on exited real estate. In fiscal 2004, the company incurred $15.5 million, or 0.1 percent of net sales in pre-tax restructure and other charges, consisting of $7.0 million for changes in estimates on exited real estate for food distribution and $8.5 million for increased liabilities associated with employee benefit related costs from previously exited food distribution facilities.

Operating Earnings

Operating earnings for fiscal 2005 increased 19.0 percent to $715.6 million compared with $601.4 million last year, primarily reflecting the fiscal 2005 $109.2 million pre-tax gain on the sale of WinCo. Fiscal 2005 operating earnings include $26.4 million in pre-tax restructure and other charges. Fiscal 2004 operating earnings include $15.5 million in pre-tax restructure and other charges. Retail food operating earnings for fiscal 2005 increased 0.5 percent to $446.3 million, or 4.2 percent of net sales, from last year’s operating earnings of $444.0 million, or 4.2 percent of net sales. The increase in retail food operating earnings primarily reflects the benefits of retail merchandising execution, which offset the absence of last year’s extra week and WinCo earnings. Food distribution operating earnings for fiscal 2005 increased 5.4 percent to $234.6 million, or 2.6 percent of net sales, from last year’s operating earnings of $222.5 million, or 2.3 percent of net sales. The increase in food distribution operating earnings primarily reflects customer mix and the benefit of volume throughput including labor productivity improvements, which more than offset the absence of last year’s extra week.

Net Interest Expense

Net interest expense was $114.8 million in fiscal 2005 compared with $146.5 million last year. The decrease primarily reflects lower borrowing levels.

Income Taxes

The overall effective tax rate was 35.8 percent and 38.4 percent in fiscal 2005 and fiscal 2004, respectively. Last year’s effective tax rate reflects $7.6 million of taxes related to the Asset Exchange. In both fiscal 2005 and fiscal 2004, the effective tax rate reflects the impact of net favorable tax settlements occurring in each year.

Net Earnings

Net earnings were $385.8 million, or $2.86 per basic share and $2.71 per diluted share, in fiscal 2005 compared with net earnings of $280.1 million, or $2.09 per basic share and $2.01 per diluted share last year. Results for fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.51 basic earnings per share and $0.47 diluted earnings per share.

Weighted average basic shares increased to 135.0 million in fiscal 2005 compared to 134.0 million in fiscal 2004 and weighted average diluted shares increased to 144.9 million in fiscal 2005 compared with 143.2 million shares last year, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

Comparison of fifty-three weeks ended February 28, 2004 (fiscal 2004) with fifty-two weeks ended February 22, 2003 (fiscal 2003):

In fiscal 2004, the company achieved net sales of $20.2 billion compared with $19.2 billion in fiscal 2003. Net earnings for fiscal 2004 were $280.1 million, basic earnings per share were $2.09 and diluted earnings per share were $2.01 compared with net earnings of $257.0 million, basic earnings per share of $1.92 and diluted earnings per share of $1.86 for fiscal 2003. Fiscal 2004 was a 53 week fiscal year, resulting in an extra week in the fourth quarter, which generated approximately $0.4 billion in net sales and contributed approximately $.07 to basic and diluted earnings per share. Fiscal 2004 operating results include the impact of the Asset Exchange, the Denver Disposition and the St. Louis Strike.

Net Sales

Net sales for fiscal 2004 were $20.2 billion compared with $19.2 billion for fiscal 2003, an increase of $1.0 billion or 5.5 percent. Retail food sales were 52.2 percent of net sales for fiscal 2004 compared with 51.4 percent for fiscal 2003. Food distribution sales were 47.8 percent of net sales for fiscal 2004 compared with 48.6 percent in fiscal 2003.

Retail food sales for fiscal 2004 were $10.6 billion compared with $9.9 billion last year, an increase of 7.1 percent or $0.7 billion which included approximately $0.2 billion due to the benefit of the extra week. The remainder of the increase was due to net new store and same store sales growth, which accounted for approximately 70 percent and 30 percent of the increase, respectively. Fiscal 2004 same store retail sales, defined as stores operating for four full quarters, including store expansions, increased 2.1 percent.

Fiscal 2004 store activity, including licensed units, resulted in 107 new stores opened and 41 stores closed, including the sale or closure of our Denver based stores, for a total of 1,483 stores at year end. Total square footage increased approximately 3.8 percent over the prior year.

Food distribution sales were $9.7 billion for fiscal 2004 compared to $9.3 billion in fiscal 2003, an increase of $0.4 billion. Food distribution sales increased 3.7 percent compared with fiscal 2003, primarily reflecting the impact of new customer affiliations and the benefit of the extra week, which accounted for approximately seven percent and two percent, respectively and more than offset customer attrition, and the net revenue loss resulting from of the Asset Exchange which accounted for approximately three percent and two percent, respectively.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.1 percent for fiscal 2004 compared with 13.5 percent in fiscal 2003. The increase in gross profit, as a percent of net sales, primarily reflects improved merchandising execution for retail, including the expansion of general merchandise in the extreme value format, and the growing proportion of our retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the food distribution business.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 11.0 percent for fiscal 2004 compared with 10.5 percent in fiscal 2003. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects increases in employee benefit and incentive related costs, costs associated with the Denver Disposition, including related reserves for closed stores and $10.8 million in additional reserves for non-operating properties.

Restructure and Other Charges

In fiscal 2004, the company incurred $15.5 million, or 0.1 percent of net sales, in pre-tax restructure and other charges, consisting of $7.0 million for changes in estimates on exited real estate in certain markets for food distribution and $8.5 million for increased liabilities associated with employee benefit related costs from previously exited food distribution facilities.

Operating Earnings

Operating earnings for fiscal 2004 increased 5.5 percent to $601.4 million compared with $569.9 million in fiscal 2003. Fiscal 2004 operating earnings include $15.5 million in pre-tax restructure and other charges. Fiscal 2003 operating earnings include $2.9 million in pre-tax restructure and other charges. Retail food operating earnings for fiscal 2004 increased 1.7 percent to $444.0 million, or 4.2 percent of net sales, from last year’s operating earnings of $436.5 million, or 4.4 percent of net sales. The increase in retail food operating earnings was primarily due to growth of new stores, improved merchandising execution and the benefit of the extra week which were substantially offset by increases in employee benefit and incentive related costs, costs associated with the Denver Disposition, including related reserves for closed stores, and the impact of the St. Louis Strike. Food distribution operating earnings for fiscal 2004 increased 29.6 percent to $222.5 million, or 2.3 percent of net sales, from fiscal 2003’s operating earnings of $171.6 million, or 1.8 percent of net sales. The increase in food distribution operating earnings primarily reflects the increase in sales volume, benefits of efficiency initiatives implemented during the course of the prior year and the benefit of the extra week.

Net Interest Expense

Net interest expense was $146.5 million in fiscal 2004 compared with $161.9 million in fiscal 2003. The decrease primarily reflects lower borrowing levels that more than offset $5.8 million in pre-tax costs related to the early redemption of $100.0 million of debt at a price of 103.956 percent in the third quarter of fiscal 2004.

Income Taxes

The effective tax rate was 38.4 percent and 37.0 percent in fiscal 2004 and fiscal 2003, respectively. The increase in the effective tax rate in fiscal 2004 was due to $7.6 million of taxes due on the Asset Exchange.

Net Earnings

Net earnings were $280.1 million, or $2.09 per basic share and $2.01 per diluted share, in fiscal 2004 compared with net earnings of $257.0 million, or $1.92 per basic share and $1.86 per diluted share in fiscal 2003.

Weighted average basic shares increased to 134.0 million in fiscal 2004 compared with 133.7 million in fiscal 2003. Weighted average diluted shares increased to 143.2 million in fiscal 2004 compared with 142.7 million shares in fiscal 2003, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

RESTRUCTURE AND OTHER CHARGES

In fiscal 2000, 2001, and 2002, the company commenced restructuring programs designed to reduce costs and enhance efficiencies and included facility consolidation and disposal of non-core assets and assets not meeting return objectives or providing long-term strategic opportunities. The restructuring plans resulted in the company recording pre-tax restructure and other charges in fiscal 2000, 2001 and 2002.

In fiscal 2003, all activity for the fiscal 2002, 2001 and 2000 restructure plans was completed. The table below shows the remaining restructure reserves for the 2002, 2001, and 2000 plans as of February 26, 2005, as well as reserve related activity for the three fiscal years then ended.

Restructure Plan	Fiscal 2002 Reserve Balance	Fiscal 2003 Activity		Fiscal 2003 Reserve Balance	Fiscal 2004 Activity		Fiscal 2004 Reserve Balance	Fiscal 2005 Activity		Fiscal 2005 Reserve Balance
		Usage	Adjustment		Usage	Adjustment		Usage	Adjustment
	(In millions)
2002	$16.3	$(9.3)	$(3.6)	$3.4	$(3.8)	$0.6	$0.2	$(0.2)	$—	$0.0
2001	$56.0	$(35.5)	$11.7	$32.2	$(17.3)	$11.7	$26.6	$(6.6)	$22.3	$42.3
2000	$18.0	$(9.8)	$2.9	$11.1	$(9.1)	$0.5	$2.5	$(1.4)	$—	$1.1

The company recognized pre-tax restructure and other charges of $26.4 million, $15.5 million and $2.9 million for fiscal years 2005, 2004, and 2003 respectively. These charges reflect changes in liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate, including asset impairment. Fiscal 2005 charges related primarily to restructure 2001 and consisted of reserve adjustments of $22.3 million, asset impairment charges of $0.5 million, and property holding costs of $3.6 million. Fiscal 2004 charges reflect the net adjustments to the restructure reserves of $12.8 million, as well as asset impairment adjustments of $2.7 million for restructure 2001. Fiscal 2003 charges reflect the net adjustments to the restructure reserves of $11.0 million, as well as asset impairment adjustments of $(3.6) million and $(4.5) million for restructure 2001 and 2000, respectively.

The remaining 2001 restructure reserves includes $25.9 million for employee benefit related costs and $16.4 million for lease related costs for exited properties. In fiscal 2005, there was an increase in 2001 restructure reserves of $22.3 million for employee benefit related costs for multiemployer plan liabilities resulting from withdrawal notices received in fiscal 2005 for previously exited distribution facilities and changes in estimates on exited real estate of $18.0 million and $4.3 million, respectively.

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

LIFO and Retail Inventory Method

Inventories are stated at the lower of cost or market. Market is replacement value. Substantially all of the company’s inventory is finished goods.

For a significant portion of the company’s inventory, cost is determined through use of the last-in, first-out (LIFO) method. The company utilized LIFO to value approximately 64 percent and 68 percent of the company’s consolidated inventories for fiscal 2005 and 2004, respectively.

The retail inventory method (RIM) is used to value retail inventory. The valuation of inventories is at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculations are certain significant management judgments and estimates, including shrinkage, which significantly impact the ending inventory valuation at cost, as well as the resulting gross margins. These judgments and estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce results which differ from actual. Management believes that the company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

The company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Reserves for Closed Properties and Asset Impairment Charges

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The company provides for closed property lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to fifteen years. The company estimates subtenant income and future cash flows based on the company’s experience and knowledge of the market in which the closed property is located, the company’s previous efforts to dispose of similar assets and current economic conditions.

Owned properties that are closed are reduced to their estimated net realizable value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets’ carrying value. The company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

The expectations on timing of disposition or sublease and the estimated sales price or sublease income associated with closed properties are impacted by variable factors such as inflation, the general health of the economy, resultant demand for commercial property, the ability to secure subleases, the creditworthiness of sublessees and the company’s success at negotiating early termination agreements with lessors. While management believes the current estimates on closed properties are adequate, it is possible that market conditions could cause changes in the company’s assumptions and may require additional reserves and asset impairment charges to be recorded.

Reserves for Self Insurance

The company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk free interest rate. Any projection of losses concerning workers’ compensation, health care and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A 100 basis point change in discount rates, based on changes in market rates would increase the company’s liability by approximately $1 million.

Benefit Plans

The company sponsors pension and other post retirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the company’s obligation and related expense for company sponsored pension and other post retirement benefits is dependent, in part, on management’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the company’s assumptions are accumulated and amortized over future periods and, therefore, affect its recognized expense and obligation in future periods. While the company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially impact non-union pension and other post retirement obligations and future expenses.

For fiscal 2006, when not considering other changes in assumptions, the impact to pension expense of each 25 basis point reduction in the discount rate is to increase pension expense by approximately $3 million and the impact of each 25 basis point reduction in expected return on plan assets is to increase pension expense by approximately $1 million. For post retirement, a one percent increase in the health care cost trend rate would increase the accumulated post retirement benefit obligation by approximately $11 million and the service and interest cost by $1 million in fiscal 2005. In contrast, a one percent decrease in the health care cost trend rate would decrease the accumulated post retirement benefit obligation by approximately $10 million and the service and interest cost by approximately $1 million in fiscal 2005. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $791.6 million, $846.8 million and $583.5 million in fiscal 2005, 2004 and 2003, respectively. The decrease in cash from operating activities in fiscal 2005 from fiscal 2004 is primarily related to changes in working capital.

Net cash used in investing activities was $161.8 million, $271.6 million and $330.6 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 and 2004 investing activities primarily reflect capital spending to fund retail store expansion, store remodeling and technology enhancements. Fiscal 2005 activities also include the acquisition of Total Logistics and the proceeds from the sale of WinCo.

Net cash used in financing activities was $457.8 million, $312.5 million, and $235.9 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 financing activities primarily reflect the early redemption of $250.0 million of the company’s 7.625 percent notes due in September 2004, the payment of approximately $60 million in Total Logistics assumed debt, the payment of dividends of $80.2 million and the purchase of treasury shares of $56.0 million. Fiscal 2004 financing activities primarily reflect the early redemption of $100.0 million of the company’s 8.875 percent notes due in 2022 at the redemption price of 103.956 percent of the principal amount of the notes, the net reduction in notes payable of $80.0 million, the payment of dividends of $77.0 million and the purchase of treasury shares of $14.6 million.

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

As of February 26, 2005, the company’s current portion of outstanding debt including obligations under capital leases was $99.5 million. The company had no outstanding borrowings under its unsecured $650.0 million revolving credit facility. Letters of credit outstanding under the credit facility were $141.5 million and the unused available credit under the facility was $508.5 million. The company also had $27.1 million of outstanding letters of credit issued under separate agreements with financial institutions.

Subsequent to fiscal year-end, on February 28, 2005, the company executed a five year unsecured $750.0 million revolving credit agreement replacing the previous $650.0 million revolving credit agreement which was terminated. Amounts utilized under this credit agreement have rates tied to LIBOR plus 0.275 to 0.675 percent and there are facility fees ranging from 0.10% to 0.20% on the total amount of the facility, both based on the company’s credit ratings. The agreement contains various financial covenants including ratios for interest coverage and debt leverage. All letters of credit that had been issued and outstanding under the previous credit facility were transferred under the new credit facility.

On May 3, 2004, the company voluntarily redeemed $250 million of 7.625 percent notes due September 15, 2004, in accordance with the note redemption provisions.

In August 2004, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. No borrowings were outstanding under this program at February 26, 2005 and February 28, 2004.

In November 2001, the company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811.0 million. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million and were initially used to pay down notes payable and were later used to retire a portion of the $300.0 million in debt that matured in November 2002. The debentures mature in 30 years and are callable at the company’s option on or after October 1, 2006. Holders may require the company to purchase all or a portion of their debentures on October 1, 2006 or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. If the option is exercised, the company has the choice of paying the holder in cash, common stock or a combination of the two. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, at $38.13 per share for the quarter ending June 18, 2005, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture or approximately 7.8 million shares should all debentures be converted. The debentures have an initial yield to maturity of 4.5 percent, which is being accreted over the life of the debentures using the effective interest method. The company will pay contingent cash interest for the six-month period commencing November 3, 2006, and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120 percent or more of the sum of the issue price and accrued original issue discount for the debentures. The debentures are classified as long-term debt based on the company’s ability and intent to refinance the obligation with long-term debt if the company is required to repurchase the debentures.

The debt agreements contain various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant as defined in the company’s debt agreements. The company has met the financial covenants under the debt agreements as of February 26, 2005.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires April 2008, may be renewed with the lessor’s consent through April 2013 and has a purchase option of approximately $60 million.

The company repurchases shares of the company’s common stock under programs authorized by the Board of Directors, for re-issuance upon the exercise of employee stock options and for other compensation programs utilizing the company’s stock. The company repurchased 2.0 million, 0.6 million and 1.5 million shares of common stock at an average cost per share of $28.30, $23.80, and $27.94 during fiscal 2005, 2004, and 2003, respectively. As of February 26, 2005, approximately 4.6 million shares remained available for purchase under the 5.0 million share repurchase program authorized by the Board of Directors in May 2004.

SFAS No. 87, “Employers’ Accounting for Pension,” requires that a prepaid pension asset or minimum pension liability, based on the current market value of plan assets and the accumulated benefit obligation of the plan, be reflected. Based on both performance of the pension plan assets and plan assumption changes, the company’s accumulated other comprehensive loss for minimum pension liability is $104.6 million after-tax as of February 26, 2005. This accumulated other comprehensive loss for minimum pension liability will be revised in future years depending upon market performance and interest rate levels.

The company’s capital budget for fiscal 2006, which includes capitalized leases, is projected at approximately $500.0 million to $550.0 million, compared with actual spending of $325.7 million in fiscal 2005 including $62.9 million of capital leases. The capital budget for 2006 anticipates cash spending of $410.0 million to $460.0 million, in addition to approximately $90 million for capital leases. Approximately $315.0 million of the fiscal 2006 budget has been identified for use in the company’s retail food business and includes approximately 10 to 12 new regional banner stores, approximately 90 to 110 new extreme value combination stores, including licensed sites, and approximately 20 regional banner major store remodels. The 2006 capital budget also includes capital for distribution projects, distribution maintenance capital and information technology related items. In addition, the company will continue to support store development and financing for the company’s independent retailers. Certain retailer financing activities may not require cash outlays because they involve leases or guarantees. The capital budget does include amounts for projects which are subject to change and for which firm commitments have not been made.

Annual cash dividends declared for fiscal 2005, 2004 and 2003, were $.6025, $0.5775 and $0.5675 per common share, respectively. The company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 26, 2005. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately eleven years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 26, 2005, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was approximately $210 million and represented approximately $121 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

The company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the company’s assignments among third parties, and various other remedies available, the company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At February 26, 2005, the estimated market value of the property underlying this lease approximately equaled the purchase option. The company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of $1.6 million, which is reflected as a component of other liabilities in the Consolidated Balance Sheet at February 26, 2005.

The company had $168.6 million of outstanding letters of credit as of February 26, 2005, of which $141.5 million were issued under the credit facility and $27.1 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letters of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

The company is a party to a variety of contractual agreements under which the company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the company, and agreements to indemnify officers, directors and employees in the performance of their work. While the company’s aggregate indemnification obligation could result in a material liability, the company is aware of no current matter that it expects to result in a material liability.

The following table represents the company’s significant contractual obligations and off-balance sheet arrangements at February 26, 2005.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	Thereafter
	(In thousands)
Contractual Obligations & off-balance sheet arrangements:
Debt	$1,116,208	$64,320	$80,765	$388,997	$582,126
Operating Leases	1,019,835	155,429	267,639	238,163	358,604
Interest on long-term debt (1)	870,155	60,398	106,066	87,565	616,126
Capital and Direct Financing Leases	562,122	35,143	94,001	86,843	346,135
Benefit Obligations (2)	528,486	43,494	89,684	94,896	300,412
Construction Loan Commitments	212,924	212,924	—	—	—
Retailer Loan and Lease Guarantees	210,174	29,206	46,072	35,894	99,002
Deferred Taxes	117,937	3,937	28,578	51,299	34,123
Purchase Option on Synthetic Lease	60,000	—	—	60,000	—
Purchase Obligations (3)	50,615	26,168	23,644	803	—

(1)	The interest on long-term debt for fiscal 2032 reflects the company’s zero-coupon debentures accreted interest for fiscal 2006 through fiscal 2032, should the debentures remain outstanding to maturity.
(2)	The company’s benefit obligations include obligations related to sponsored defined benefit pension and post retirement benefit plans and deferred compensation plans. The defined benefit pension plan has plan assets of approximately $520 million at the end of fiscal 2005.
(3)	The company’s purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. At the end of fiscal 2005, future purchase obligations of $50.6 million existed that primarily related to technology and advertising. In the ordinary course of business, the company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment or a fixed expiration date, termination provisions and other standard contractual considerations. These supply contracts are cancelable and therefore no amounts have been included above.

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. At fiscal 2005 year end, there were 6,483 shareholders of record compared with 6,839 at the end of fiscal 2004.

	Common Stock Price Range				Dividends Per Share
	2005		2004		2005	2004
Fiscal	High	Low	High	Low
First Quarter	$32.49	$27.25	$22.74	$12.60	$0.1450	$0.1425
Second Quarter	31.99	25.70	24.99	20.80	0.1525	0.1450
Third Quarter	32.59	26.59	26.29	23.39	0.1525	0.1450
Fourth Quarter	35.15	31.30	29.95	25.20	0.1525	0.1450
Year	35.15	25.70	29.95	12.60	0.6025	0.5775

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

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits—An Amendment of FASB Statements No. 87, 88 and 106.” This statement increases the existing disclosure’s requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The effect of the revisions to SFAS No. 132 are included in the Benefit Plans note in the Notes to Consolidated Financial Statements.

In May 2004, the FASB issued Financial Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosures related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) which was signed into law in December 2003. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company adopted FSP 106-2 in the second quarter of fiscal 2005 using the retroactive application method and the fiscal 2005 impact was immaterial to the consolidated financial statements. Based upon current guidance around the definition of actuarially equivalent, equivalence was only determined with respect to a portion of the plan participants depending on plan benefits provided. If additional clarifying regulations related to the Medicare Act or the definition of actuarially equivalent becomes available, remeasurement of the plan obligations may be required, and related impacts on net periodic benefit costs would be reflected prospectively in the consolidated financial statements.

In November 2004, the FASB ratified the effective date of the Emerging Issues Task Force (EITF) consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” to be applied to reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under the company’s outstanding contingently convertible zero-coupon debentures which were issued in November 2001. The company adopted the provisions of EITF 04-8 in the fourth quarter of fiscal 2005 and restated prior years’ diluted earnings per share amounts. The impact of EITF No. 04-8 reduced diluted earnings per share by $0.11 ($0.08 excluding the gain on the sale of WinCo) in fiscal 2005. The impact of the EITF 04-8 restatement reduced diluted earnings per share by approximately $0.06 and $0.05 in fiscal 2004 and 2003, respectively.

In December 2004, the FASB issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for fiscal years beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” The company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. The company plans to adopt the revised statement in its first quarter of its fiscal year 2007, which begins on February 26, 2006.

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

	Summary of Financial Instruments
	February 26, 2005		Aggregate payments by fiscal year
	Fair Value	Total	2006	2007	2008	2009	2010	Thereafter
	(in millions, except rates)
Notes receivable
Principal receivable	$50.1	$48.9	$13.8	$9.8	$7.5	$4.9	$3.0	$9.9
Average Rate receivable		8.1%	8.0%	8.6%	9.2%	9.9%	9.5%	5.5%
Debt with variable interest rates
Principal payable	$63.6	$63.6	$3.0	$3.2	$1.7	$7.4	$13.7	$34.6
Average variable rate payable		2.1%	2.5%	2.5%	3.0%	2.1%	2.1%	2.0%
Debt with fixed interest rates
Principal payable	$1,169.2	$1,052.6	$61.3	$71.4	$4.5	$4.6	$363.3	$547.5
Average fixed rate payable		6.8%	7.2%	6.8%	8.2%	8.2%	7.9%	6.2%
Fixed-to-variable interest rate swaps
Amount receivable	$9.6	$9.6	$3.8	$2.3	$1.9	$1.4	$0.3
Average variable rate payable		5.3%
Average fixed rate receivable		7.9%

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

•	Security and Food Safety. Wartime activities, threats of terror, acts of terror or other criminal activity directed at the grocery industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect the company’s operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination or food-born illness could have an adverse effect on the company’s operating results.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-37. See “Index of Selected Financial Data and Financial Statements and Schedules” on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of February 26, 2005 the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by the company’s management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the company’s internal control over financial reporting as of February 26, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, it believes that, as of February 26, 2005, the company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of February 26, 2005, excluded Total Logistics, Inc., which was acquired by the company in February 2005 in a purchase business combination. Total Logistics, Inc. is a wholly-owned subsidiary of the company whose total assets and total net sales represented less than 1% of consolidated total assets and less than 1% of consolidated net sales of the company as of and for the fiscal year ended February 26, 2005. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition under guidelines established by the Securities and Exchange Commission.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of February 26, 2005, has been audited by KPMG LLP, an independent registered public accounting firm. Their report expresses an unqualified opinion on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of February 26, 2005.

May 6, 2005

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 26, 2005, there has been no change in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10, as to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” Certain information regarding executive officers and directors of the Registrant is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the company as of April 29, 2005.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the company
Jeffrey Noddle	58	Chairman of the Board of Directors, Chief Executive Officer and President	2002	Director, Chief Executive Officer and President, 2001-2002; Director, President and Chief Operating Officer, 2000-2001; Executive Vice President, President and Chief Operating Officer, Wholesale Food Companies, 1995-2000
David L. Boehnen	58	Executive Vice President	1997
John H. Hooley	53	Executive Vice President; President, Retail Foods	2002	Senior Vice President; President and Chief Executive Officer, Cub Foods, 2000-2002; Vice President; President and Chief Executive Officer, Cub Foods, 1992-1999
Michael L. Jackson	51	Executive Vice President; President and Chief Operating Officer, Distribution Food Companies	2001	Senior Vice President, Retail Food Companies, 1999-2001; President, Northwest Region, 1995-1999
Pamela K. Knous	51	Executive Vice President and Chief Financial Officer	1997
Robert W. Borlik	56	Senior Vice President, Chief Information Officer	1999
Roger E. Davidson	51	Senior Vice President; Chief Operating Officer, Retail Food Companies	2004	Vice President, Wholesale Strategies, 1999-2000
J. Andrew Herring	46	Senior Vice President; Executive Vice President, Retail Pharmacies	2002	Senior Vice President, Corporate Development 1999-2002; Vice President, Corporate Development and External Relations, 1998-1999
Gregory C. Heying	56	Senior Vice President, Distribution Food Companies	1994

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the company
David E. Pylipow	47	Senior Vice President, Human Resources	2004	Senior Vice President, Human Resources & Management Services of Save-A-Lot, from 2000 to 2004
Sherry M. Smith	43	Senior Vice President, Finance and Treasurer	2002	Vice President, Corporate Controller, 1998-2002
Leland J. Dake	48	Vice President, Merchandising, Distribution Food Companies	1998
Stephen P. Kilgriff	63	Vice President, Legal	2000	Associate General Counsel, 1996-2000
David M. Oliver	47	Vice President, Controller	2004

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

Each of the executive officers of the company has been in the employ of the company or its subsidiaries for more than five consecutive years, except for John H. Hooley, Roger E. Davidson and David M. Oliver.

Mr. Hooley was elected to his current position in April 2002. From November 2000 to April 2002, he was Senior Vice President and President and Chief Executive Officer, Cub Foods. From February 2000 to September 2000, he was Executive Vice President of Partner Alliances, 24K.com, a loyalty marketing company and affiliate of the Carlson Companies, Inc.

Mr. Davidson was elected to his current position in December 2004. From December 2003 to December 2004, he was Senior Vice President of Grocery Procurement, Merchandising, and Own Brand for H.E.B. Grocery, a food retailing company. From December 2000 to December 2003, he was Senior Vice President of Non-Perishables, Corporate Brands and Global Sourcing for Ahold USA, a food retailing company. From June 2000 to December 2000 he was Vice President of Grocery Procurement, Corporate Brands and Global Sourcing for Ahold USA. From September 1999 to April 2000, he was Vice President of Wholesale Strategies for the company.

Mr. Oliver was elected to his current position in April 2004. From November 1999 to April 2004, he was Chief Financial Officer, Arden Group, Inc., a holding company with supermarket operations in Southern California.

DIRECTORS OF THE REGISTRANT

The following table provides certain information concerning the directors of the company as of April 29, 2005.

Name	Age	Present Position With the Company and Committees of the Board	Professional Background
Irwin Cohen	64	Director since 2003 Audit Committee Finance Committee	Retired; Partner with Deloitte & Touche LLP (a professional services firm, providing audit, tax, financial advisory and consulting services), 1972-2003; Global Managing Partner of the Consumer Products, Retail and Services Practice of Deloitte & Touche LLP, 1997-2003; Managing Partner of Deloitte & Touche LLP’s U.S. Retail Practice, 1980-2002; Director of Phoenix House Foundation, Beall’s Inc., Equinox Holdings, Inc. and SmartBargains, Inc.
Ronald E. Daly	58	Director since 2003 Executive Personnel and Compensation Committee Finance Committee	Formerly, Chief Executive Officer and President of Oće USA Holding, Inc., a subsidiary of Oće N.V. (a supplier of digital document management technology services), 2002-2004; President of RR Donnelley Print Solutions (a print solutions company), 2001-2002; President of RR Donnelley Telecommunications (a telecommunications industry printing company), 1995-2001; Director of United States Cellular Corporation.
Lawrence A. Del Santo	71	Director since 1997 Director Affairs Committee Chairman Executive Personnel and Compensation Committee	Retired; Chief Executive Officer of The Vons Companies (a retail grocery company), 1994-1997; Director of PETsMART, Inc.
Susan E. Engel	58	Director since 1999 Audit Committee Executive Personnel and Compensation Committee	Chairwoman of the Board and Chief Executive Officer of Department 56, Inc. (a designer, importer and distributor of fine quality collectibles and other giftware products), 1997-present; Director of Wells Fargo & Company
Edwin C. Gage	64	Director since 1986 Director Affairs Committee Executive Personnel and Compensation Committee, Chairman	Chairman and Chief Executive Officer of GAGE Marketing Group, L.L.C. (an integrated marketing services company), 1991–present
Garnett L. Keith, Jr.	69	Director since 1984 Audit Committee, Chairman Finance Committee	Chairman and Chief Executive Officer of SeaBridge Investment Advisors, LLC (a registered investment advisor), 1996-present; Director of Pan-Holding Societe Anonyme and Phillippe Investment Management
Richard L. Knowlton*	72	Director since 1994 Director Affairs Committee Executive Personnel and Compensation Committee	Chairman of the Hormel Foundation (a charitable foundation controlling 46.2% of Hormel Foods Corporation), 1995-present; Director of ING America Insurance Holdings, Inc.

Name	Age	Present Position With the Company and Committees of the Board	Professional Background
Charles M. Lillis	63	Director since 1995 Audit Committee Finance Committee, Chairman

General Partner, LoneTree Capital Management (a private equity company), 2000-present;

Chairman, President and Chief Executive Officer of MediaOne Group, Inc. (a broadband communications company), 1998-2000; Director of Medco Health Services and Williams Companies, Inc.

Jeffrey Noddle	58	Director since 2000 Chairman of the Board, Chief Executive Officer and President of the Company, 2002-present Finance Committee	See table “Executive Officers of the Registrant” above; Director of Donaldson Company, Inc.
Marissa Peterson	43	Director since 2003 Director Affairs Committee Finance Committee	Executive Vice President, Sun Microsystems, Inc. (a provider of hardware, software and services), 2005-present; Executive Vice President, Sun Services and Worldwide Operations; Chief Customer Advocate for Sun Microsystems, Inc., 2004-2005; Executive Vice President, Worldwide Operations; Chief Customer Advocate, 2002-2004; Executive Vice President, Worldwide Operations for Sun Microsystems, Inc., 1998-2002; Director of Lucille Packard Children’s Hospital and a member of the Board of Trustees of Kettering University
Steven S. Rogers	47	Director since 1998 Director Affairs Committee Audit Committee	Clinical Professor of Finance and Management at J.L. Kellogg Graduate School of Management at Northwestern University, 1995-present; Director of Amcare Financial, Inc., Duquesne Light, Inc. and S.C. Johnson & Son, Inc.

*	In accordance with Board policies, Mr. Knowlton is retiring from the Board of Directors on June 15, 2005.

The company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other employees and non-employee directors of the company. This code of ethics is posted on the company’s website (www.supervalu.com). The company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the company’s website, at the address specified above.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders under the headings “Compensation of Directors,” “Compensation of Executive Officers” and “Change-in-Control Agreements.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Proposal to Amend the SUPERVALU INC. 2002 Stock Plan (Item 3)—Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements of the Registrant listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the report of KPMG LLP, independent registered public accountants, are filed as part of this report.

(2)	Financial Statement Schedules:

The consolidated financial statement schedules of the Registrant listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the report of KPMG LLP, independent registered public accountants, are filed as part of this report.

(3)	Exhibits:

(3)	Articles of Incorporation and Bylaws:

(3)(i)	Restated Certificate of Incorporation is incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.

(3)(ii)	Restated Bylaws, as amended, is incorporated by reference to Exhibit (3)(ii) to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1.	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.2.	First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.3.	Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 13, 1992.

4.4.	Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 2, 1995.

4.5.	Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6.	Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7.	Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated November 13, 1992.

4.8.	Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 17, 2000.

4.9.	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior), is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.10.	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.11.	Form of Credit Agreement, dated as of February 28, 2005, among the Registrant, the Lenders named therein, JPMORGAN CHASE BANK, N.A., as Administrative Agent, and BANK OF AMERICA, N.A., as Syndication Agent, is incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K dated February 28, 2005.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Registrant and its subsidiaries are not filed and, in lieu thereof, the Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1.	SUPERVALU INC. 2002 Stock Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.2.	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.3.	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.*

10.4.	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended February 23, 2002.*

10.5.	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended, are incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.6.	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.7.	SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated by reference to Exhibit (10)g. to the Registrant’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.8.	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated by reference to Exhibit (10)c. to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.9.	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.10.	SUPERVALU INC. Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.11.	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.12.	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.13.	SUPERVALU INC. Deferred Compensation Plan as amended, is incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.14.	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.15.	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16.	Form of Agreement used in connection with the Registrant’s Executive Post Retirement Survivor Benefit Program is incorporated by reference to Exhibit (10)i. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.17.	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.*

10.18.	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.19.	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.20.	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.21.	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.22	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)h. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.23.	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.24.	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.25.	Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.26.	Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.27.	Restricted Stock Unit Award Agreement for John H. Hooley is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.28.	Restricted Stock Unit Award Agreement for Michael L. Jackson is incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.29.	Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.30.	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.31	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Executive Officers is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.32	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Executive Officers is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.33	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.34	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.35	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.36	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and Conditions is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.37	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions is incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.38	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.39	Performance Criteria for Awards Under the Company’s Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

(12)	Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)
DATE: May 6, 2005	By:	/s/ JEFFREY NODDLE
Jeffrey Noddle Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	Chairman of the Board; Chief Executive Officer; President; and Director (principal executive officer)	May 6, 2005

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	May 6, 2005

/s/ IRWIN COHEN* Irwin Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ EDWIN C. GAGE* Edwin C. Gage*	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ RICHARD L. KNOWLTON* Richard L. Knowlton	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ MARISSA PETERSON* Marissa Peterson	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers*	Director

*	Executed this 6th day of May, 2005, on behalf of the indicated Directors by John P. Breedlove, duly appointed Attorney-in-Fact.

By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove Attorney-in-Fact

Exhibit 31.1

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Jeffrey Noddle, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 26, 2005;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	May 6, 2005	/s/ JEFFREY NODDLE

Chief Executive Officer and President

Exhibit 31.2

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Pamela K. Knous, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 26, 2005;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 6, 2005	/s/ PAMELA K. KNOUS

Executive Vice President, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “company”) certifies that the annual report on Form 10-K of the company for the fiscal year ended February 26, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the company for the period and as of the dates covered thereby.

Dated:	May 6, 2005	/s/ JEFFREY NODDLE

Jeffrey Noddle Chief Executive Officer and President

Exhibit 32.2

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “company”) certifies that the annual report on Form 10-K of the company for the fiscal year ended February 26, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the company for the period and as of the dates covered thereby.

Dated: May 6, 2005	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer

SUPERVALU INC.

Annual Report on Form 10-K

Items 6, 8 and 15(a)

Index of Selected Financial Data and Financial Statements and Schedules

Page(s)
Selected Financial Data:

Five Year Financial and Operating Summary	F-2–F-3

Financial Statements:

Reports of Independent Registered Public Accounting Firm	F-4–F-6

Consolidated composition of net sales and operating earnings for each of the three years ended February 26, 2005, February 28, 2004 and February 22, 2003	F-7

Consolidated statements of earnings for each of the three years ended February 26, 2005, February 28, 2004 and February 22, 2003	F-8

Consolidated balance sheets as of February 26, 2005 and February 28, 2004	F-9

Consolidated statements of stockholders’ equity for each of the three years ended February 26, 2005, February 28, 2004 and February 22, 2003	F-10

Consolidated statements of cash flows for each of the three years ended February 26, 2005, February 28, 2004 and February 22, 2003	F-11

Notes to consolidated financial statements	F-12–F-35

Unaudited quarterly financial information	F-36

Financial Schedule:

Schedule II: Valuation and qualifying accounts	F-37

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. and Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

	2005	2004	2003	2002	2001
Statement of Earnings Data (a)
Net sales	$19,543,240	$20,209,679	$19,160,368	$20,293,040	$22,520,384
Cost of sales	16,681,472	17,372,429	16,567,397	17,704,197	19,976,436
Selling and administrative expenses	2,228,944	2,220,329	2,020,110	2,037,771	2,042,259
Gain on sale of Winco Foods, Inc.	(109,238)	—	—	—	—
Restructure and other charges	26,416	15,523	2,918	46,300	171,264
Operating earnings	715,646	601,398	569,943	504,772	330,425
Interest, net	114,782	146,518	161,939	172,774	190,835
Earnings before income taxes	600,864	454,880	408,004	331,998	139,590
Provision for income taxes	215,041	174,742	150,962	133,672	66,720
Net earnings	385,823	280,138	257,042	198,326	72,870
Net earnings per common share—basic	2.86	2.09	1.92	1.49	0.55
Net earnings per common share—diluted (b)	2.71	2.01	1.86	1.47	0.55

Balance Sheet Data (a)
Inventories (FIFO) (c)	$1,180,602	$1,214,122	$1,194,791	$1,178,817	$1,477,180
Working capital (c)	643,477	361,394	288,572	36,031	(125,408)
Net property, plant and equipment	2,201,005	2,134,436	2,220,850	2,208,633	2,232,794
Total assets	6,278,342	6,161,771	5,896,245	5,796,249	6,343,152
Long-term debt (d)	1,578,867	1,633,721	2,019,658	1,875,873	2,008,474
Stockholders’ equity	2,510,561	2,209,574	2,009,240	1,899,138	1,783,149

Other Statistics (a)
Net earnings as a percent of net sales	1.97%	1.39%	1.34%	0.98%	0.32%
Return on average stockholders’ equity	16.24%	13.29%	12.97%	10.70%	3.96%
Book value per common share	$18.53	$16.40	$15.03	$14.29	$13.47
Current ratio (c)	1.39:1	1.20:1	1.19:1	1.02:1	0.95:1
Debt to capital ratio (e)	40.1%	46.7%	51.8%	54.3%	59.7%
Dividends declared per common share	$0.60 1/4	$0.57 3/4	$0.56 3/4	$0.55 3/4	$0.54 3/4
Weighted average common shares outstanding—basic	135,003	133,975	133,730	132,940	132,251
Weighted average common shares outstanding—diluted (b)	144,924	143,236	142,695	136,405	132,829
Depreciation and amortization (f)	$303,039	$301,589	$297,056	$340,750	$343,779
Capital expenditures (g)	$325,688	$371,464	$439,438	$388,658	$511,673
Net cash provided by operating activities	$791,566	$846,826	$583,510	$702,964	$608,501
Net cash used in investing activities	$(161,814)	$(271,604)	$(330,623)	$(235,129)	$(353,876)
Net cash used in financing activities	$(457,793)	$(312,454)	$(235,870)	$(466,060)	$(255,149)

Notes:

(a)	Fiscal 2004 statement of earnings data includes 53 weeks, and all other years include 52 weeks. Dollars in thousands except per share and percentage data.

(b)

The provisions of Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” were adopted in the fourth quarter of fiscal 2005 and prior years’ diluted earnings per share amounts were restated. The implementation of EITF 04-8 did not change the previously reported fiscal 2001 diluted earnings per share as the convertible debentures were issued in fiscal 2002. The impact of the EITF 04-8 restatement reduced diluted earnings per share by approximately $0.11, $0.06, $0.05 and $0.01 in fiscal 2005, fiscal 2004, fiscal 2003, and fiscal 2002, respectively.

(c)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $148.6 million for fiscal 2005, $135.8 million for fiscal 2004, $145.5 million for fiscal 2003, $140.8 million for fiscal 2002, and $140.6 million for fiscal 2001.

(d)	Long-term debt includes long-term debt and long-term obligations under capital leases.

(e)	The debt to capital ratio is calculated as debt, which includes notes payable, current debt, current obligations under capital leases, long-term debt and long-term obligations under capital leases, divided by the sum of debt and stockholders’ equity.

(f)	As of February 24, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.

(g)	Capital expenditures include cash expenditures and capital lease asset additions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 26, 2005 and February 28, 2004, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended February 26, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 26, 2005 and February 28, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 26, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SUPERVALU INC.’s internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 6, 2005 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Minneapolis, Minnesota

May 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that SUPERVALU INC. maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SUPERVALU INC. maintained effective internal control over financial reporting as of February 26, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 26, 2005, excluded Total Logistics, Inc., which was acquired by the Company in February 2005 in a purchase business combination. Total Logistics, Inc., is a wholly owned subsidiary of the Company whose total assets and net sales represented less than 1% of consolidated total assets and less than 1% of consolidated net sales of the Company as of and for the fiscal year ended February 26, 2005. Our audit of internal control over financial reporting of SUPERVALU INC. also excluded an evaluation of the internal control over financial reporting of Total Logistic, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 26, 2005 and February 28, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 26, 2005, and our report dated May 6, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Minneapolis, Minnesota

May 6, 2005

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	February 26, 2005 (52 weeks)	February 28, 2004 (53 weeks)	February 22, 2003 (52 weeks)
Net sales
Retail food	$10,549,478	$10,551,235	$9,848,230
	54.0%	52.2%	51.4%
Food distribution	8,993,762	9,658,444	9,312,138
	46.0%	47.8%	48.6%

Total net sales	$19,543,240	$20,209,679	$19,160,368
	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$446,303	$443,968	$436,537
Food distribution operating earnings	234,585	222,462	171,589
General corporate expenses	(48,064)	(49,509)	(35,265)
Gain on sale of WinCo Foods, Inc.	109,238	—	—
Restructure and other charges	(26,416)	(15,523)	(2,918)

Total operating earnings	715,646	601,398	569,943
Interest expense, net	(114,782)	(146,518)	(161,939)

Earnings before income taxes	$600,864	$454,880	$408,004

Identifiable assets
Retail food	$3,269,793	$3,448,117	$3,352,164
Food distribution	2,554,915	2,440,692	2,527,858
Corporate	453,634	272,962	16,223

Total	$6,278,342	$6,161,771	$5,896,245

Depreciation and amortization
Retail food	$207,523	$200,367	$184,619
Food distribution	94,943	99,322	109,566
Corporate	573	1,900	2,871

Total	$303,039	$301,589	$297,056

Capital expenditures
Retail food	$219,069	$304,774	$357,342
Food distribution	105,435	65,878	80,916
Corporate	1,184	812	1,180

Total	$325,688	$371,464	$439,438

The company’s business is classified by management into two reportable segments: Retail food and Food distribution. Retail food operations include three retail formats: extreme value stores, regional price superstores and regional supermarkets. The retail formats include results of food stores owned and results of sales to extreme value stores licensed by the company. Food distribution operations include results of sales to affiliated food stores, mass merchants and other customers, and other logistics arrangements. Substantially all of the company’s operations are domestic. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	February 26, 2005 (52 weeks)	February 28, 2004 (53 weeks)	February 22, 2003 (52 weeks)
Net sales	$19,543,240	$20,209,679	$19,160,368
Costs and expenses
Cost of sales	16,681,472	17,372,429	16,567,397
Selling and administrative expenses	2,228,944	2,220,329	2,020,110
Gain on sale of WinCo Foods, Inc.	(109,238)	—	—
Restructure and other charges	26,416	15,523	2,918

Operating earnings	715,646	601,398	569,943

Interest
Interest expense	137,500	165,581	182,499
Interest income	22,718	19,063	20,560

Interest expense, net	114,782	146,518	161,939

Earnings before income taxes	600,864	454,880	408,004
Provision for income taxes
Current	168,586	123,026	89,754
Deferred	46,455	51,716	61,208

Income tax expense	215,041	174,742	150,962

Net earnings	$385,823	$280,138	$257,042

Net earnings per common share—basic	$2.86	$2.09	$1.92
Net earnings per common share—diluted	$2.71	$2.01	$1.86
Weighted average number of common shares outstanding
Basic	135,003	133,975	133,730
Diluted	144,924	143,236	142,695

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	February 26, 2005	February 28, 2004
ASSETS
Current assets
Cash and cash equivalents	$463,915	$291,956
Receivables, less allowance for losses of $22,523 in 2005 and $18,531 in 2004	468,629	447,872
Inventories	1,032,034	1,078,343
Other current assets	161,922	218,996

Total current assets	2,126,500	2,037,167

Long-term notes receivable, less allowance for losses of $11,240 in 2005 and $15,913 in 2004	35,115	61,041
Long-term investment in direct financing leases	53,436	68,688
Property, plant and equipment
Land	154,548	143,037
Buildings	1,114,863	1,103,569
Property under construction	18,522	6,200
Leasehold improvements	453,130	365,858
Equipment	1,727,094	1,651,385
Assets under capital leases	564,543	563,412

	4,032,700	3,833,461
Less accumulated depreciation and amortization	1,831,695	1,699,025

Net property, plant and equipment	2,201,005	2,134,436

Goodwill	1,627,847	1,557,057
Other assets	234,439	303,382

Total assets	$6,278,342	$6,161,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,111,240	$1,041,561
Accrued vacation, compensation and benefits	240,862	259,827
Current maturities of long-term debt	64,320	273,811
Current obligations under capital leases	35,143	32,133
Income taxes currently payable	52,208	106,577
Other current liabilities	127,818	97,643

Total current liabilities	1,631,591	1,811,552

Long-term debt	1,051,888	1,111,486
Long-term obligations under capital leases	526,979	522,235
Deferred income taxes	150,654	143,072
Other liabilities	406,669	363,852
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized 400,000 shares
Shares issued, 150,670 in 2005 and 2004	150,670	150,670
Capital in excess of par value	116,047	102,352
Accumulated other comprehensive losses	(104,581)	(98,732)
Retained earnings	2,658,012	2,353,575
Treasury stock, at cost, 15,192 shares in 2005 and 15,910 shares in 2004	(309,587)	(298,291)

Total stockholders’ equity	2,510,561	2,209,574

Total liabilities and stockholders’ equity	$6,278,342	$6,161,771

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount

BALANCES AT FEBRUARY 23, 2002	150,670	$150,670	$121,444	(17,781)	$(335,885)	$(7,075)	$1,969,984	$1,899,138
Net earnings	—	—	—	—	—	—	257,042	257,042
Other comprehensive loss	—	—	—	—	—	(71,988)	—	(71,988)
Sales of common stock under option plans	—	—	(9,196)	2,155	47,618	—	—	38,422
Cash dividends declared on common stock $0.5675 per share	—	—	—	—	—	—	(76,094)	(76,094)
Compensation under employee incentive plans	—	—	1,780	152	3,099	—	—	4,879
Purchase of shares for treasury	—	—	—	(1,508)	(42,159)	—	—	(42,159)

BALANCES AT FEBRUARY 22, 2003	150,670	150,670	114,028	(16,982)	(327,327)	(79,063)	2,150,932	2,009,240

Net earnings	—	—	—	—	—	—	280,138	280,138
Other comprehensive loss	—	—	—	—	—	(19,669)	—	(19,669)
Sales of common stock under option plans	—	—	(11,047)	1,596	41,508	—	—	30,461
Cash dividends declared on common stock $0.5775 per share	—	—	—	—	—	—	(77,495)	(77,495)
Compensation under employee incentive plans	—	—	(629)	93	2,127	—	—	1,498
Purchase of shares for treasury	—	—	—	(617)	(14,599)	—	—	(14,599)

BALANCES AT FEBRUARY 28, 2004	150,670	150,670	102,352	(15,910)	(298,291)	(98,732)	2,353,575	2,209,574

Net earnings	—	—	—	—	—	—	385,823	385,823
Other comprehensive loss	—	—	—	—	—	(5,849)	—	(5,849)
Sales of common stock under option plans	—	—	12,522	2,646	44,143	—	—	56,665
Cash dividends declared on common stock $0.6025 per share	—	—	—	—	—	—	(81,386)	(81,386)
Compensation under employee incentive plans	—	—	1,173	49	520	—	—	1,693
Purchase of shares for treasury	—	—	—	(1,977)	(55,959)	—	—	(55,959)

BALANCES AT FEBRUARY 26, 2005	150,670	$150,670	$116,047	(15,192)	$(309,587)	$(104,581)	$2,658,012	$2,510,561

	2005	2004	2003
Comprehensive income:
Net earnings	$385,823	$280,138	$257,042
Derivative financial instrument – unrealized loss, net of tax of $4.2 million in 2004 and $0.2 million in 2003	—	6,735	340
Minimum pension liability, net of tax of $(2.5) million in 2005, $17.1 million in 2004, and $47.1 million in 2003	(5,849)	(26,404)	(72,328)

Comprehensive income	$379,974	$260,469	$185,054

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	February 26, 2005 (52 weeks)	February 28, 2004 (53 weeks)	February 22, 2003 (52 weeks)
Cash flows from operating activities
Net earnings	$385,823	$280,138	$257,042
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	303,039	301,589	297,056
LIFO expense	6,112	4,734	4,741
Provision for losses on receivables	10,338	10,479	15,719
Loss (gain) on sale of property, plant and equipment	7,445	(1,802)	(5,564)
Gain on sale of WinCo Foods, Inc.	(109,238)	—	—
Restructure and other charges	26,416	15,523	2,918
Deferred income taxes	48,962	38,761	14,184
Equity in earnings of unconsolidated subsidiaries	(14,325)	(39,215)	(39,724)
Other adjustments, net	3,154	4,339	3,675
Changes in assets and liabilities, net of effects from acquisition of business:
Receivables	18,049	23,407	(46,890)
Inventories	34,943	(19,331)	(15,974)
Long-term notes receivable, net	24,880	14,620	(4,094)
Accounts payable	26,990	1,361	111,811
Income taxes currently payable	(67,449)	82,781	22,707
Other assets and liabilities	86,427	129,442	(34,097)

Net cash provided by operating activities	791,566	846,826	583,510

Cash flows from investing activities
Proceeds from sale of assets	34,896	56,552	65,986
Proceeds from sale of WinCo Foods, Inc.	229,846	—	—
Purchases of property, plant and equipment	(262,790)	(328,156)	(396,609)
Purchase of Total Logistics, Inc.	(163,766)	—	—

Net cash used in investing activities	(161,814)	(271,604)	(330,623)

Cash flows from financing activities
Net (reduction) issuance of notes payable	—	(80,000)	56,000
Proceeds from issuance of long-term debt	3,813	—	296,535
Repayment of long-term debt	(331,798)	(131,063)	(472,448)
Reduction of obligations under capital leases	(33,004)	(32,884)	(29,767)
Dividends paid	(80,220)	(77,035)	(75,648)
Net proceeds from the sale of common stock under option plans	39,375	23,127	31,617
Payment for purchase of treasury shares	(55,959)	(14,599)	(42,159)

Net cash used in financing activities	(457,793)	(312,454)	(235,870)

Net increase in cash and cash equivalents	171,959	262,768	17,017
Cash and cash equivalents at beginning of year	291,956	29,188	12,171

Cash and cash equivalents at end of year	$463,915	$291,956	$29,188

SUPPLEMENTAL CASH FLOW INFORMATION

The company’s non-cash activities were as follows:

Leased asset additions and related obligations	$62,898	$43,308	$42,829
Minimum pension liability, net of deferred taxes	$5,849	$26,404	$72,328
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$122,131	$143,088	$171,089
Income taxes paid (net of refunds)	$216,572	$29,081	$48,787

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

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2004 which consisted of 13 weeks. The last three fiscal years consist of the 52-week period ending February 26, 2005, the 53-week period ending February 28, 2004, and the 52-week period ending February 22, 2003.

Revenue and Income Recognition:

Revenues and income from product sales are recognized at the point of sale for retail food and upon shipment of the product for food distribution. Revenues and income from services rendered are recognized immediately after such services have been provided.

Revenues and costs from third party logistic operations are recorded in accordance with EITF issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Generally, when the company is the primary obligor in a transaction, is subject to inventory and/or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all of these indicators, revenue is recorded gross. If the company is not the primary obligor and amounts earned have little or no credit risk, the company generally records the net amounts as management fees earned.

Cost of Sales:

Cost of sales includes cost of inventory sold during the period, including purchasing and distribution costs and shipping and handling fees.

Advertising expenses are a component of cost of sales in the Consolidated Statement of Earnings and are expensed as incurred. Advertising expenses were $80.8 million, $83.4 million and $83.9 million for fiscal 2005, 2004 and 2003, respectively.

The company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned, based on quantities purchased, and new product allowances are recorded as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold.

Cash and Cash Equivalents:

The company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIFO and Retail Inventory Method:

Inventories are stated at the lower of cost or market. Market is replacement value. Substantially all of the company’s inventory is finished goods.

For a significant portion of the company’s inventory, cost is determined through use of the last-in, first-out (LIFO) method. The company utilized LIFO to value approximately 64 percent and 68 percent of the company’s consolidated inventories for fiscal 2005 and 2004, respectively. The first-in, first-out method (FIFO) is used to determine cost for some of the remaining highly consumable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company’s inventories would have been higher by approximately $148.6 million at February 26, 2005 and $135.8 million at February 28, 2004.

The retail inventory method (RIM) is used to value retail inventory. The valuation of inventories is at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality.

The company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Reserves for Closed Properties and Asset Impairment Charges:

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The company provides for closed property lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to fifteen years. The company estimates subtenant income and future cash flows based on the company’s experience and knowledge of the market in which the closed property is located, the company’s previous efforts to dispose of similar assets and existing economic conditions.

Owned properties that are closed are reduced to their estimated net realizable value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets’ carrying value. The company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expectations on timing of disposition or sublease and the estimated sales price or sublease income associated with closed properties are impacted by variable factors such as inflation, the general health of the economy, resultant demand for commercial property, the ability to secure subleases, the creditworthiness of sublessees and the company’s success at negotiating early termination agreements with lessors. While management believes the current estimates on closed properties are adequate, it is possible that market conditions in the real estate market could cause changes in the company’s assumptions and may require additional reserves and asset impairment charges to be recorded.

Reserves for Self Insurance:

The company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk free interest rate. Any projection of losses concerning workers’ compensation, health care and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, 3 to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $0.2 million, $0.4 million and $5.9 million was capitalized in fiscal years 2005, 2004 and 2003, respectively.

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

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows rates, to the carrying value. If impairment is identified for long-lived assets to be held and used, discounted future cash flows are compared to the asset’s current carrying value. Impairment is recorded when the carrying value exceeds the discounted cash flows. Costs to reduce the carrying value of long-lived assets are a component of selling and administrative expenses in the Consolidated Statement of Earnings.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Rent:

The company recognizes rent holidays, including the time period during which the company has access to the property prior to the opening of the site, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the lease. The deferred rents are included in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets.

Benefit Plans:

The company sponsors pension and other retirement plans in various forms covering primarily non-union employees who meet eligibility requirements. The determination of the company’s obligation and expense for company sponsored pension and other post retirement benefits is dependent, in part, on management’s selection of certain assumptions used by actuaries in calculating such amounts. These assumptions are described in the Benefit Plans note in the Notes to Consolidated Financial Statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increases in compensation and healthcare costs.

Derivatives:

The company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133”. SFAS No. 133 and No. 138 require that all derivative financial instruments are recorded on the balance sheet at their respective fair value.

The company has limited involvement with derivatives and uses them only to manage well-defined interest rate risks. The derivatives used have included interest rate caps, collars and swap agreements. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

Stock-based Compensation:

The company has stock based employee compensation plans, which are described more fully in the Stock Option Plans note in the Notes to Consolidated Financial Statements. The company utilizes the intrinsic value-based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in company common stock. This method defines the company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for options issued under the stock option plans in fiscal 2005, 2004 or 2003 as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2005	2004	2003
	(In thousands, except per share data)
Net earnings, as reported	$385,823	$280,138	$257,042
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	7,732	1,385	1,100
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(23,733)	(11,643)	(10,628)

Pro forma net earnings	369,822	269,880	247,514
Add: interest and amortization on dilutive convertible debentures, net of related tax effect	6,786	7,678	7,971

Pro forma net earnings for diluted earnings per share	$376,608	$277,558	$255,485

Earnings per share—basic:
As reported	$2.86	$2.09	$1.92
Pro forma	$2.74	$2.01	$1.85
Earnings per share—diluted:
As reported	$2.71	$2.01	$1.86
Pro forma	$2.60	$1.93	$1.79

For more information on the method and assumptions used in determining the fair value of stock-based compensation, see the Stock Option Plans note in the Notes to Consolidated Financial Statements.

Income Taxes:

The company provides for deferred income taxes during the year in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. The major temporary differences and their net effect are included in the Income Taxes note in the Notes to Consolidated Financial Statements.

Net Earnings Per Share (EPS):

Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock, and outstanding contingently convertible debentures. In addition, for the calculation of diluted earnings per share, net income is adjusted to eliminate the after tax interest expense recognized during the year related to contingently convertible debentures. See the earnings per share note in the Notes to Consolidated Financial Statements.

Comprehensive Income:

The company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders’ equity in the Consolidated Statements of Stockholders’ Equity.

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

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits—An Amendment of FASB Statements No. 87, 88 and 106.” This statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The effect of the revisions to SFAS No. 132 is included in the Benefit Plan note in the Notes to Consolidated Financial Statements.

In May 2004, the FASB issued Financial Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosures related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) which was signed into law in December 2003. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company adopted FSP 106-2 in the second quarter of fiscal 2005 using the retroactive application method and the fiscal 2005 impact was immaterial to the consolidated financial statements. Based upon current guidance around the definition of actuarially equivalent, equivalence was only determined with respect to a portion of the plan participants depending on plan benefits provided. If additional clarifying regulations related to the Medicare Act or the definition of actuarially equivalent becomes available, remeasurement of the plan obligations may be required, and related impacts on net periodic benefit costs would be reflected prospectively in the consolidated financial statements.

In November 2004, the FASB ratified the effective date of the Emerging Issues Task Force (EITF) consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” to be applied to reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for diluted earnings per share calculations, are restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under the company’s

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding contingently convertible debentures which were issued in November 2001. The company adopted the provisions of EITF 04-8 in the fourth quarter of fiscal 2005 and restated prior years’ diluted earnings per share amounts. The impact of the EITF 04-8 restatement reduced diluted earnings per share by approximately $0.11, $0.06 and $0.05 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

In December 2004, the FASB issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for fiscal years beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” The company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. The company plans to adopt the revised statement in its first quarter of its fiscal year 2007, which begins on February 26, 2006.

RESTRUCTURE AND OTHER CHARGES

In fiscal 2000, 2001, and 2002, the company commenced restructuring programs designed to reduce costs and enhance efficiencies and included facility consolidation and disposal of non-core assets and assets not meeting return objectives or providing long-term strategic opportunities. The restructuring plans resulted in the company recording pre-tax restructure and other charges in fiscal 2000, 2001 and 2002.

In fiscal 2003, all activity for the fiscal 2002, 2001 and 2000 restructure plans was completed. The table below shows the remaining restructure reserves for the 2002, 2001, and 2000 plans as of February 26, 2005, as well as reserve related activity for the three fiscal years then ended.

Restructure Plan	Fiscal 2002 Reserve Balance	Fiscal 2003 Activity		Fiscal 2003 Reserve Balance	Fiscal 2004 Activity		Fiscal 2004 Reserve Balance	Fiscal 2005 Activity		Fiscal 2005 Reserve Balance
		Usage	Adjustment		Usage	Adjustment		Usage	Adjustment
	(In millions)
2002	$16.3	$(9.3)	$(3.6)	$3.4	$(3.8)	$0.6	$0.2	$(0.2)	$—	$0.0
2001	$56.0	$(35.5)	$11.7	$32.2	$(17.3)	$11.7	$26.6	$(6.6)	$22.3	$42.3
2000	$18.0	$(9.8)	$2.9	$11.1	$(9.1)	$0.5	$2.5	$(1.4)	$—	$1.1

The company recognized pre-tax restructure and other charges of $26.4 million, $15.5 million and $2.9 million for fiscal years 2005, 2004, and 2003 respectively. These charges reflect changes in liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate, including asset impairment. Fiscal 2005 charges related primarily to restructure 2001 and consisted of reserve adjustments of $22.3 million, asset impairment charges of $0.5 million, and property holding costs of $3.6 million. Fiscal 2004 charges reflect the net adjustments to the restructure reserves of $12.8 million, as well as asset impairment adjustments of $2.7 million for restructure 2001. Fiscal 2003 charges reflect the net adjustments to the restructure reserves of $11.0 million, as well as asset impairment adjustments of $(3.6) million and $(4.5) million for restructure 2001 and 2000, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining 2001 restructure reserves includes $25.9 million for employee benefit related costs and $16.4 million for lease related costs for exited properties. In fiscal 2005, there was an increase in 2001 restructure reserves of $22.3 million for employee benefit related costs for multiemployer plan liabilities resulting from withdrawal notices received in fiscal 2005 for previously exited distribution facilities and changes in estimates on exited real estate of $18.0 million and $4.3 million, respectively.

RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT CHARGES

Reserves for Closed Properties:

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Details of the activity in the closed property reserves for fiscal 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(in thousands)
Beginning balance	$47,205	$49,873	$74,996
Additions	12,889	10,809	3,169
Usage	(22,648)	(13,477)	(28,292)

Ending balance	$37,446	$47,205	$49,873

Asset Impairment:

The company recognized asset impairment charges of $4.8 million, $7.6 million and $15.6 million in fiscal 2005, 2004 and 2003, respectively, on the write-down of property, plant and equipment for closed properties. For fiscal 2005, the asset impairment charge related to the retail food segment. For fiscal 2004, of the $7.6 million asset impairment charge recognized, $6.2 million related to the retail food segment and $1.4 million related to the food distribution segment. For fiscal 2003, of the $15.6 million asset impairment charge recognized, $8.7 million related to the retail food segment and $6.9 million related to the food distribution segment. Impairment charges, a component of selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

ASSETS HELD FOR SALE

At February 28, 2004, the company had $9.7 million of assets classified as held for sale included in other current assets in the Consolidated Balance Sheets. These assets were for closed distribution centers that the company was actively marketing for sale.

NOTES RECEIVABLE

Notes receivable arise from financing activities with independent retail food customers. Loans to retailers, as well as trade accounts receivable, are primarily collateralized by the retailers’ inventory, equipment and fixtures. The notes range in length from 1 to 15 years with an average term of 7 years, and may be non-interest bearing or bear interest at rates ranging from approximately 4 to 12 percent.

Notes receivable, net due within one year of $13.8 million and $25.5 million at February 26, 2005 and February 28, 2004, respectively, are included in current receivables, net in the Consolidated Balance Sheets.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

On February 7, 2005, the company acquired Total Logistics, a national provider of third party logistics services for approximately $234 million comprised of $164 million of cash and $70 million of assumed debt. As part of the Total Logistics acquisition, the company acquired Zero Zone, a refrigeration case and system manufacturer, which will be divested in fiscal 2006 as it is non-core to the company’s food retail and supply chain businesses. The results of Total Logistics for the period subsequent to the acquisition are immaterial to the fiscal 2005 consolidated financial statements. The purchase price allocation resulted in approximately $14.7 million of intangible assets related to trademarks, tradenames and customer relationships and approximately $116.6 million of goodwill. The allocation of the acquisition cost was based on a preliminary independent appraisal of fair values. The final appraised values may differ from the amounts presented. Final valuation related adjustments will be reflected in fiscal 2006.

In fiscal 2004, the company completed an asset exchange with C&S Wholesale Grocers, Inc. (C&S) whereby the company acquired certain former Fleming Companies’ distribution operations in the Midwest from C&S in exchange for the company’s New England operations (Asset Exchange). The Asset Exchange resulted in the addition of approximately $58.6 million of intangible assets related to customer relationships and trademarks. The Asset Exchange was based on fair value and the valuation was finalized in fiscal 2005. The assets exchanged were part of the food distribution segment.

At February 26, 2005 and at February 28, 2004, the company had approximately $0.8 billion of goodwill related to retail food and 0.8 billion related to food distribution.

A summary of changes in the company’s goodwill and other acquired intangible assets during fiscal 2004 and fiscal 2005 follows:

	February 22, 2003	Amorti- zation	Additions	Other net adjustments	February 28, 2004	Amorti- zation	Additions	Other net adjustments	February 26, 2005
	(in thousands)
Goodwill	$1,576,584		$—	$(19,527)	$1,557,057		$116,606	$(45,816)	$1,627,847
Other acquired intangible assets:
Trademarks and tradenames	—		15,269	—	15,269		8,042	(1,057)	22,254
Leasehold Rights, Customer lists and other (accumulated amortization of $20,573 and $17,836, at February 26, 2005 and February 28, 2004, respectively)	49,663		—	(294)	49,369		510	(594)	49,285
Customer relationships (accumulated amortization of $2,492 and $495 at February 26, 2005 and February 28, 2004, respectively)	—		43,361	—	43,361		6,700	(2,992)	47,069
Non-compete agreements (accumulated amortization of $4,329 and $3,959 at February 26, 2005 and February 28, 2004)	8,506		502	(1,789)	7,219		1,625	(550)	8,294

Total other acquired intangible assets	58,169		59,132	(2,083)	115,218		16,877	(5,193)	126,902
Accumulated amortization	(19,772)	$(4,541)	—	2,023	(22,290)	$(6,166)	—	1,062	(27,394)

Total goodwill and other acquired intangible assets, net	$1,614,981	$(4,541)	$59,132	$(19,587)	$1,649,985	$(6,166)	$133,483	$(49,947)	$1,727,355

Fiscal 2005 additions primarily reflect the acquisition of Total Logistics and Fiscal 2004 additions primarily reflect the Asset Exchange. Fiscal 2005 other net adjustments of $49.9 million primarily reflect purchase accounting adjustments between deferred taxes and goodwill relating to former acquisitions of $45.8 million and

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.0 million related to the Asset Exchange. Fiscal 2004 other net adjustments of $19.6 million primarily reflect adjustments related to the net goodwill impact of the Asset Exchange.

Other acquired intangible assets are a component of other assets in the Consolidated Balance Sheets. Amortization expense of $6.2 million, $4.5 million and $3.9 million was recorded in fiscal 2005, 2004 and 2003, respectively. Future amortization expense will approximate $6.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks and trade names.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The company reflected in net sales $14.3 million, $39.2 million and $39.7 million of equity in earnings from investments in unconsolidated subsidiaries in fiscal 2005, 2004 and 2003, respectively. The equity method of accounting is used for companies and other investments in which the company has significant influence, which generally represents common stock ownership or partnership equity of at least 20 percent and not more than 50 percent. At year-end 2005, the company’s investment in unconsolidated subsidiaries primarily included a 26 percent interest in International Data, LLC, a strategic outsourcing services provider, specializing in, among other things, data services, check and remittance processing and coupon promotions processing and a 40 percent interest in Tidyman’s, LLC, the owner and operator of retail supermarkets located in Montana, Idaho and Washington. The food distribution segment recognized $4.4 million, $10.0 million, and $9.4 million of equity in earnings from investments in unconsolidated subsidiaries in fiscal 2005, 2004, and 2003, respectively, with total investments in unconsolidated subsidiaries of $21.2 million and $30.6 million in fiscal 2005 and fiscal 2004, respectively. The retail food segment recognized $9.9 million, $29.2 million, and $30.3 million of equity in earnings from investments in unconsolidated subsidiaries in fiscal 2005, 2004, and 2003, respectively. The amount of investments in unconsolidated subsidiaries was $3.9 million and $5.3 million as of the end of fiscal 2005 and 2004, respectively. Investments in unconsolidated subsidiaries are included in other assets in the Consolidated Balance Sheet.

On April 1, 2004, the company completed the sale of its minority ownership interest in WinCo. This retail food investment basis was approximately $119 million and was included in other current assets in the Consolidated Balance Sheets as of February 28, 2004.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchange a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are components of other assets in the Consolidated Balance Sheets. At February 26, 2005, and February 28, 2004, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the Consolidated Statements of Earnings, and through February 26, 2005, the net earnings impact was zero.

In conjunction with the company’s early redemption of its $100 million 8.875 percent Notes due 2022 in fiscal 2004, the remaining fair market value adjustments of two swaps relating to these notes that previously terminated on July 6, 2001, were recognized as interest expense during fiscal 2004. There was no net impact to the Consolidated Statements of Earnings as the two terminated swaps were offsetting.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosures of Financial Instruments

For certain of the company’s financial instruments, including cash and cash equivalents, receivables and notes payable, the carrying amounts approximate fair value due to their short maturities.

The estimated fair value of notes receivable was in excess of the carrying value by approximately $1.2 million at February 26, 2005. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded debt instruments of similar credit quality.

The estimated fair value of the company’s long-term debt (including current maturities) was in excess of the carrying value by approximately $116.6 million at February 26, 2005. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

The estimated fair value of the company’s interest rate swaps is the carrying value at February 26, 2005. The fair value of interest rate swaps is the amount at which they could be settled and is estimated by obtaining quotes from brokers.

DEBT

Notes, debentures and other debt were composed of the following at year-end:

	February 26, 2005	February 28, 2004
	(In thousands)
7.875% promissory note due fiscal 2010	$350,000	$350,000
7.5% promissory note due fiscal 2013	300,000	300,000
7.625% promissory note due fiscal 2005	—	250,000
Zero-coupon convertible debentures	247,325	236,619
6.49%-6.69% medium-term notes due fiscal 2006-2007	103,500	103,500
Variable rate industrial revenue bonds	59,530	59,530
8.28%-9.96% promissory notes due fiscal 2006-2010	15,252	20,362
7.78%, 8.02% and 8.57% obligations with quarterly payments of principal and interest due fiscal 2006 through 2007	18,495	33,381
Other debt	22,106	31,905

	1,116,208	1,385,297
Less current maturities	64,320	273,811

Long-term debt	$1,051,888	$1,111,486

Aggregate maturities of long-term debt are:

(In thousands)
2006	$64,320
2007	74,644
2008	6,121
2009	12,045
2010 and thereafter	959,078

The debt agreements contain various financial covenants including ratios for fixed charge interest coverage, asset coverage and debt leverage, in addition to a minimum net worth covenant as defined in the company’s debt agreements. The company has met the financial covenants under the debt agreements as of February 26, 2005.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 26, 2005, the company had an unsecured $650.0 million revolving credit agreement with rates tied to LIBOR plus 0.650 to 1.400 percent and with facility fees ranging from 0.15 to 0.35 percent on the total amount of the facility, both based on the company’s credit ratings. The company had no outstanding borrowings under the credit facility at February 26, 2005 and February 28, 2004. As of February 26, 2005, letters of credit outstanding under the credit facility were $141.5 million and the unused available credit under the facility was $508.5 million. Subsequent to fiscal year-end, on February 28, 2005, the company executed a five year unsecured $750.0 million revolving credit agreement replacing the previous $650.0 million revolving credit agreement which was terminated. Amounts utilized under this credit agreement have rates tied to LIBOR plus 0.275 to 0.675 percent and with facility fees ranging from 0.10 to 0.20 percent on the total amount of the facility, both based on the company’s credit ratings. The agreement contains various financial covenants including ratios for interest coverage and debt leverage. All letters of credit that had been issued and outstanding under the previous credit facility were transferred under the new credit facility. See the Subsequent Event note in the Notes to the Consolidated Financial Statements.

In February 2005, as part of the acquisition of Total Logistics, the company assumed approximately $70 million of debt, which was substantially repaid prior to year end.

In August 2004, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. The company had no outstanding borrowings under this program at February 26, 2005 and February 28, 2004. Facility fees related to the accounts receivable securitization program incurred by the company during Fiscal 2005 were 0.20 percent on the total amount of the facility.

On May 3, 2004, the company voluntarily redeemed $250.0 million of 7.625 percent notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption, which is included in interest expense.

In November 2003, the company voluntarily redeemed $100.0 million of its 8.875 percent notes due in 2022 at a redemption price of 103.956 percent of the principal amount of the notes. The company incurred $5.8 million in pre-tax costs related to this early redemption, which is included in interest expense.

In November 2001, the company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811.0 million. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million. The debentures mature in 30 years and are callable at the company’s option on or after October 1, 2006. Holders may require the company to purchase all or a portion of their debentures on October 1, 2006 or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. If the option is exercised, the company has the choice of paying the holder in cash, common stock or a combination of the two. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, or $38.13 per share for the quarter ending June 18, 2005, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture or approximately 7.8 million shares should all debentures be converted. The debentures have an initial yield to maturity of 4.5 percent, which is being accreted over the life of the debentures using the effective interest method. The company will pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120 percent or more of the sum of the issue price and accrued original issue discount for the debentures. The debentures are classified as long-term debt based on the company’s ability and intent to refinance the obligation with long-term debt if the company is required to repurchase the debentures.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LEASES

Capital and operating leases:

The company leases certain retail food stores, food distribution warehouses and office facilities. Many of these leases include renewal options, and to a limited extent, include options to purchase. Amortization of assets under capital leases was $34.5 million, $35.1 million and $32.8 million in fiscal 2005, 2004 and 2003, respectively. Accumulated amortization of assets under capital leases was $144.9 million and $152.8 million as of February 26, 2005 and February 28, 2004, respectively.

Future minimum obligations under capital leases in effect at February 26, 2005 are as follows:

Lease Obligations
(In thousands)
Fiscal Year
2006	$65,538
2007	65,679
2008	65,122
2009	62,517
2010	60,617
Later	527,737

Total future minimum obligations	847,210
Less interest	343,748

Present value of net future minimum obligations	503,462
Less current obligations	28,210

Long-term obligations	$475,252

The present values of future minimum obligations shown are calculated based on interest rates determined at the inception of the lease ranging from approximately 6 percent to 14 percent, with a weighted average rate of 8.1 percent.

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouses and transportation and computer equipment. Future minimum obligations under operating leases in effect at February 26, 2005 are as follows:

Operating Lease Obligations
(In thousands)
Fiscal Year
2006	$155,429
2007	144,786
2008	122,853
2009	157,780
2010	80,383
Later	358,604

Total future minimum obligations	$1,019,835

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company is party to a synthetic leasing program for one of its major warehouses. The lease qualifies for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases.” For additional information on the synthetic lease, refer to the Commitments, Contingencies and Off-Balance Sheet Arrangements note in the Notes to Consolidated Financial Statements.

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $115.6 million, $119.7 million and $113.7 million in fiscal 2005, 2004 and 2003, respectively.

Future minimum receivables under operating leases and subleases in effect at February 26, 2005 are as follows:

	Owned Property	Leased Property	Total
	(In thousands)
Fiscal Year
2006	$1,686	$23,398	$25,084
2007	1,297	19,854	21,151
2008	1,248	16,617	17,865
2009	704	13,366	14,070
2010	344	10,124	10,468
Later	225	33,058	33,283

Total future minimum receivables	$5,504	$116,417	$121,921

Owned property leased to third parties is as follows:

	February 26, 2005	February 28, 2004
	(In thousands)
Land, buildings and equipment	$10,055	$16,839
Less accumulated depreciation	5,566	8,056

Net land, buildings and equipment	$4,489	$8,783

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct financing leases:

Under direct financing capital leases, the company leases buildings on behalf of independent retailers with terms ranging from 5 to 20 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 26, 2005, are as follows:

	Direct Financing Lease Receivables	Direct Financing Capital Lease Obligations
	(In thousands)
Fiscal Year
2006	$11,840	$11,139
2007	11,141	10,551
2008	10,111	9,529
2009	9,349	8,823
2010	8,235	7,794
Later	36,701	35,061

Total minimum lease payments	87,377	82,897
Less unearned income	27,180	—
Less interest	—	24,237

Present value of net minimum lease payments	60,197	58,660
Less current portion	6,761	6,933

Long-term portion	$53,436	$51,727

INCOME TAXES

The provision for income taxes consists of the following:

	2005	2004	2003
	(In thousands)
Current
Federal	$151,003	$110,031	$78,704
State	19,227	14,495	12,050
Tax credits	(1,644)	(1,500)	(1,000)

Total current	168,586	123,026	89,754
Deferred	46,455	51,716	61,208

Total provision	$215,041	$174,742	$150,962

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

	2005	2004	2003
	(In thousands)
Federal taxes based on statutory rate	$210,302	$159,208	$142,801
State income taxes, net of federal benefit	15,800	13,394	12,153
Audit settlements	(6,700)	(2,214)	—
Other	(4,361)	4,354	(3,992)

Total provision	$215,041	$174,742	$150,962

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 26, 2005 and February 28, 2004 are as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Restructure	$25,845	$38,561
Net operating loss from acquired subsidiaries	16,191	28,919
Pension liability	41,580	39,506
Other health and benefit plans	92,054	96,075
Other	13,117	10,012

Total deferred tax assets	188,787	213,073
Deferred tax liabilities:
Accelerated deductions primarily depreciation and amortization	(218,442)	(176,734)
Acquired assets basis differences	(52,220)	(86,010)
Other	(36,062)	(60,318)

Total deferred tax liabilities	(306,724)	(323,062)

Net deferred tax liability	$(117,937)	$(109,989)

The company currently has net operating loss (NOL) carryforwards from acquired companies of $44 million for tax purposes, which expire beginning in 2007 and continuing through 2018.

Based on management’s assessment, it is more likely than not that all of the deferred tax assets will be realized; therefore, no valuation allowance is considered necessary.

ACCUMULATED OTHER COMPREHENSIVE LOSSES

The accumulated balances, net of income taxes, for each classification of accumulated other comprehensive losses are as follows:

	Derivative Financial Instrument- Unrealized Loss	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Losses
	(In thousands)
Balances at February 23, 2002	$(7,075)	$—	$(7,075)
Minimum pension liability	—	(72,328)	(72,328)
Amortization of loss on derivative financial instrument (including impact of debt redemption)	340	—	340

Balances at February 22, 2003	(6,735)	(72,328)	(79,063)

Minimum pension liability	—	(26,404)	(26,404)
Amortization of loss on derivative financial instrument (including impact of debt redemption)	6,735	—	6,735

Balances at February 28, 2004	—	(98,732)	(98,732)

Minimum pension liability	—	(5,849)	(5,849)

Balances at February 26, 2005	$—	$(104,581)	$(104,581)

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STOCK OPTION PLANS

The company’s 2002 Stock Plan and the SUPERVALU/Richfood Stock Incentive Plan allow the granting of non-qualified stock options and incentive stock options to purchase shares of the company’s common stock, to salaried employees at prices not less than 100 percent of their fair market value, determined based on the average of the opening and closing sale price of a share on the date of grant. The company’s 1997 stock plan allows only the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value determined on the same basis. In April 2002, the Board of Directors reserved an additional 3.8 million shares for issuance under the 1997 plan. The company also has options outstanding under its 1983 and 1993 plans, but no further options may be granted under these plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Committee”) may determine at the time of granting whether each option granted, except those granted under the 1997 plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Committee, but shall not be for more than ten years from the date of grant, generally with a vesting period of zero to four years. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee, may determine.

Changes in the options granted, exercised and outstanding under such plans are as follows:

	Shares	Weighted Average Price per Share
	(In thousands)
Outstanding, February 23, 2002	13,167	$20.69
Granted	2,885	28.27
Exercised	(2,896)	17.44
Canceled and forfeited	(151)	20.84

Outstanding, February 22, 2003	13,005	$23.10
Granted	2,716	17.70
Exercised	(2,103)	17.36
Canceled and forfeited	(1,779)	36.18

Outstanding, February 28, 2004	11,839	$20.92
Granted	3,154	30.37
Exercised	(3,550)	19.68
Canceled and forfeited	(139)	25.57

Outstanding, February 26, 2005	11,304	$23.88

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option information at year-end 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$12.25 to $15.61	1,490,281	5.22 years	$14.72	1,350,681	$14.67
15.69 to 15.90	1,516,845	7.59	15.89	437,862	15.87
16.08 to 22.25	1,535,462	5.10	19.83	1,323,262	20.01
22.44 to 27.51	1,177,336	3.51	23.69	1,066,127	23.60
27.52 to 29.21	1,878,808	6.41	28.12	1,195,863	28.20
29.29 to 29.90	2,010,702	9.02	29.89	410,309	29.88
29.96 to 34.46	1,694,164	5.29	31.05	1,370,353	30.99

$12.25 to $34.46	11,303,598	6.23	23.88	7,154,457	23.32

Option shares available for grant were 3.2 million and 6.2 million at February 26, 2005 and February 28, 2004, respectively. As of February 26, 2005, the company has reserved 14.5 million shares, in aggregate, for the plans.

As of February 26, 2005, limited stock appreciation rights have been granted and are outstanding under the 1989 stock appreciation rights plan and the 1993 stock plan. Such rights relate to options granted to purchase 253,000 shares of common stock and are exercisable only upon a “change in control.” See the Shareholder Rights Plan note in the Notes to the Consolidated Financial Statements.

In addition to the stock plans described above, the company incurs expenses under long-term incentive and restricted stock plans at the discretion of the Board of Directors. Compensation expense under these plans was $12.2 million, $2.2 million and $1.7 million for fiscal 2005, 2004 and 2003, respectively.

See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for the impact of stock based compensation on pro forma net earnings and earnings per common share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2005	2004	2003
Dividend yield	2.00%	2.00%	2.00%
Risk free interest rate	3.07%	2.10%	2.86%
Expected life	4.5 years	4.5 years	4.5 years
Expected volatility	31.79%	32.04%	34.66%
Estimated fair value of options granted per share	$7.80	$4.25	$7.77

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TREASURY STOCK PURCHASE PROGRAM

In October 2001, the Board of Directors authorized a treasury stock purchase program under which the company was authorized to purchase up to 5.0 million shares of the company’s common stock for re-issuance upon the exercise of employee stock options and for other compensation programs utilizing the company’s stock. In fiscal 2002, the company purchased 1.3 million shares under the program at an average cost of $22.16 per share. In fiscal 2003, the company purchased 1.5 million shares under the program at an average cost of $27.94 per share. In fiscal 2004, the company purchased 0.6 million shares under the program at an average cost of $23.80 per share. In fiscal 2005, the company completed the program by purchasing the remaining 1.6 million shares under the program at an average cost of $28.45 per share.

In May 2004, the Board of Directors authorized a treasury stock purchase program under which the company is authorized to purchase up to 5.0 million shares of the company’s common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the company’s stock. In fiscal 2005, the company purchased approximately 0.4 million shares under the program at an average cost of $27.73 per share. As of February 26, 2005, approximately 4.6 million shares remained available for purchase under this program.

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

	2005	2004	2003
	(In thousands, except per share amounts)
Earnings per share—basic:
Net earnings	$385,823	$280,138	$257,042
Weighted average shares outstanding—basic	135,003	133,975	133,730
Earnings per share—basic	$2.86	$2.09	$1.92
Earnings per share—diluted:
Net earnings	$385,823	$280,138	$257,042
Interest and amortization related to dilutive contingently convertible debentures, net of tax	6,786	7,678	7,971

Net earnings used for diluted earnings per share calculation	$392,609	$287,816	$265,013

Weighted average shares outstanding	135,003	133,975	133,730
Dilutive impact of options outstanding	2,103	1,443	1,147
Dilutive impact of contingently convertible debentures	7,818	7,818	7,818

Weighted average shares—diluted	144,924	143,236	142,695

Earnings per share—diluted	$2.71	$2.01	$1.86

In November 2004, the FASB ratified the effective date of the Emerging Issues Task Force (EITF) consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” to be applied to reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, are restated using the if-converted method of accounting to reflect the contingent issuance of 7.8 million shares under the company’s outstanding contingently convertible zero-coupon debentures which were issued in November 2001. The company adopted the provisions of EITF 04-8 in the fourth quarter of fiscal 2005 and restated prior years’ diluted earnings per share amounts. The impact of the EITF 04-8 restatement reduced diluted earnings per share by approximately $0.11, $0.06 and $0.05 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 26, 2005. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately eleven years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 26, 2005, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was approximately $210 million and represented approximately $121 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

The company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the company’s assignments among third parties, and various other remedies available, the company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At February 26, 2005, the estimated market value of the property underlying this lease approximately equaled the purchase option. The company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of $1.6 million, which is included in other liabilities in the Consolidated Balance Sheets at February 26, 2005.

The company had $168.6 million of outstanding letters of credit as of February 26, 2005, of which $141.5 million were issued under the credit facility and $27.1 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation programs, merchandise import programs, and payment obligations. The company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letter of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

The company is a party to a variety of contractual agreements under which the company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the company, and agreements to indemnify officers, directors and employees in the performance of their work. While the company’s aggregate indemnification obligation could result in a material liability, the company is aware of no current matter that it expects to result in a material liability.

BENEFIT PLANS

Substantially all employees of the company and its subsidiaries are covered by various contributory and non-contributory pension or profit sharing plans.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit calculations for the company’s sponsored defined benefit pension plans for primarily non-union eligible participants are generally based on years of service and the participants’ highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding equity, fixed income securities and alternative investment classes. In addition to providing pension benefits, the company provides health care and life insurance benefits for eligible retired employees upon meeting certain age and service requirements.

The following tables set forth the changes in benefit obligations and plan assets, a reconciliation of the accrued benefit costs and total benefit costs for the fiscal years for the company’s defined benefit pension plans and the post retirement benefit plans which have a plan measurement date of November 30:

	Pension Benefits		Post Retirement Benefits
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
	(In thousands)
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year	$618,570	$502,383	$125,081	$111,320
Service cost	19,370	18,243	1,443	1,350
Interest cost	37,957	35,003	6,899	7,457
Plan amendments	—	—	—	(4,495)
Actuarial loss	33,894	86,248	23,375	17,025
Benefits paid	(23,246)	(23,307)	(8,241)	(7,576)

Benefit obligations at end of year	$686,545	$618,570	$148,557	$125,081

CHANGES IN PLAN ASSETS
Fair value of plan assets at beginning of year	$466,809	$393,104	$—	$—
Actual return on plan assets	51,880	72,012	—	—
Company contributions	25,000	25,000	8,241	7,576
Plan participants’ contributions	—	—	5,464	4,801
Benefits paid	(23,246)	(23,307)	(13,705)	(12,377)

Fair value of plan assets at end of year	$520,443	$466,809	$—	$—

RECONCILIATION OF PREPAID (ACCRUED) COST AND TOTAL AMOUNT RECOGNIZED
Funded status	$(166,101)	$(151,761)	$(148,557)	$(125,081)
Unrecognized net loss	221,880	216,919	79,376	59,723
Unrecognized prior service cost	7,766	9,027	(8,084)	(10,033)

Prepaid (accrued) cost	$63,545	$74,185	$(77,265)	$(75,391)

Accrued benefit liability	$(107,159)	$(90,439)
Intangible asset	7,766	9,027
Accumulated other comprehensive loss	162,938	155,597

Total recognized	$63,545	$74,185

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Post Retirement Benefits
	2005	2004	2003	2005	2004	2003
	(In thousands)
NET BENEFIT COSTS FOR THE FISCAL YEAR
Service cost	$19,370	$18,243	$18,333	$1,443	$1,350	$1,790
Interest cost	37,957	35,003	33,228	6,899	7,457	7,336
Expected return on plan assets	(41,843)	(40,970)	(40,323)	—	—	—
Amortization of:
Unrecognized net loss	18,895	7,898	2,085	3,722	3,305	2,744
Unrecognized prior service cost	1,261	1,106	(158)	(1,949)	(1,200)	(1,200)

Net benefit costs for the fiscal year	$35,640	$21,280	$13,165	$10,115	$10,912	$10,670

In March 2003, the company amended its post retirement medical health care benefit plan, primarily making changes to benefit coverage. This amendment resulted in a decrease in the plan’s benefit obligation of approximately $4.5 million in fiscal 2004.

The company utilized the following assumptions in the calculations for pension and the non-contributory unfunded pension plans:

	2005	2004	2003
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.25%	7.00%
Rate of compensation increase	3.00%	3.00%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	7.00%	7.25%
Rate of compensation increase	3.00%	3.25%	3.50%
Expected return on plan assets	8.75%	9.00%	9.25%

The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation was 12.0 percent in fiscal 2005. The assumed health care cost trend rate will decrease by one percent each year for the next seven years until it reaches the ultimate trend rate of 5.0 percent. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a one percent increase in the trend rate would increase the accumulated post retirement benefit obligation by approximately $11 million and the service and interest cost by approximately $1 million in fiscal 2005. In contrast, a one percent decrease in the trend rate would decrease the accumulated post retirement benefit obligation by approximately $10 million and the service and interest cost by approximately $1 million in fiscal 2005.

The company also maintains non-contributory unfunded pension plans to provide certain employees with pension benefits in excess of limits imposed by federal tax law. The projected benefit obligation of the unfunded plans was $18.1 million and $24.9 million at February 26, 2005 and February 28, 2004, respectively. The accumulated benefit obligation of these plans totaled $14.2 million and $21.0 million at February 26, 2005 and February 28, 2004, respectively. Net periodic pension cost was $3.6 million, $3.6 million and $2.7 million for fiscal 2005, 2004 and 2003, respectively.

The company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Alternative investments,

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including hedge funds, private equity and real estate are also used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. The overall investment strategy and policy has been developed based on the need to satisfy the long-term liabilities of the company’s pension plans. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the company’s financial condition. This asset allocation policy mix is reviewed annually and actual allocations are rebalanced on a regular basis.

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

The following table summarizes the actual allocation of our pension plan assets at the November 30 measurement date as well as our target allocation.

Asset Category	Target Allocation Ranges			Plan Assets Fiscal 2005	Plan Assets Fiscal 2004
Domestic Equity	45.0%	—	70.0%	60.7%	62.8%
International Equity	7.0%	—	20.0%	10.1%	9.7%
Domestic Fixed Income	25.0%	—	35.0%	23.5%	26.7%
Cash and Other	0.0%	—	15.0%	5.7%	0.8%

Total				100.0%	100.0%

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

The company expects to contribute approximately $25.0 million to its non-union defined benefit pension plans during fiscal 2006.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated future benefit payments, which reflect expected future service as appropriate, that are expected to be paid:

	Pension Benefits	Post Retirement Benefits
	(In thousands)
Fiscal Year
2006	$23,480	$8,800
2007	24,580	9,500
2008	25,780	10,200
2009	27,480	10,700
2010	29,880	11,200
2011-2015	195,900	61,800

The pension benefits also reflect the estimated future benefit payments for the non-contributory, unfunded pension plans sponsored by the company.

Employer contributions under the defined contribution 401(k) and profit sharing plans are determined by plan provisions or at the discretion of the company’s Retirement Committee and were $18.3 million, $17.1 million and $8.0 million for fiscal 2005, 2004, and 2003, respectively. Under the defined contribution 401(k) plan, employees have the option of contributing between 2 percent and 15 percent of pretax earnings. Plan assets also include 3.0 million shares of the company’s common stock at February 26, 2005 and February 28, 2004.

The company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements. These plans require the company to make contributions thereto as negotiated in such collective bargaining agreements. The company incurred expense related to the union pension plans of $37.0 million, $34.2 million and $35.2 million for fiscal 2005, 2004 and 2003, respectively. Currently, some of these plans are underfunded in that the present value of accrued liabilities exceeds the current value of the assets held in trust to pay benefits. If the company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the company to fund its proportionate share of a plan’s unfunded vested benefits. There are many variables that affect future funding requirements such as investment returns and benefit levels.

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

SEGMENT INFORMATION

Refer to page F-7 for the company’s segment information.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	Fiscal Year Ended February 26, 2005
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$5,910,649	$4,486,963	$4,555,122	$4,590,506	$19,543,240
Gross profit	$845,037	$655,138	$660,197	$701,396	$2,861,768
Net earnings	$149,411	$78,536	$64,943	$92,933	$385,823
Net earnings per common share—basic	$1.10	$0.58	$0.48	$0.69	$2.86
Net earnings per common share—diluted	$1.04	$0.55	$0.46	$0.65	$2.71
Dividends declared per common share	$0.1450	$0.1525	$0.1525	$0.1525	$0.6025
Weighted average shares—basic	135,244	135,230	134,343	135,116	135,003
Weighted average shares—diluted	145,378	144,888	144,058	145,243	144,924

	Fiscal Year Ended February 28, 2004
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (13 wks)	Year (53 wks)
Net sales	$5,836,287	$4,590,650	$4,738,983	$5,043,759	$20,209,679
Gross profit	$800,746	$637,248	$645,630	$753,626	$2,837,250
Net earnings	$73,670	$62,232	$48,616	$95,620	$280,138
Net earnings per common share—basic	$0.55	$0.46	$0.36	$0.71	$2.09
Net earnings per common share—diluted	$0.54	$0.45	$0.35	$0.67	$2.01
Dividends declared per common share	$0.1425	$0.1450	$0.1450	$0.1450	$0.5775
Weighted average shares—basic	133,719	133,885	133,983	134,366	133,975
Weighted average shares—diluted	141,936	143,364	143,680	144,366	143,236

Note: Fiscal 2005 and fiscal 2004 net earnings include after-tax restructure and other items of $16.7 million and $9.8 million, respectively.

In accordance with EITF No. 04-08, as described in the Notes to the Consolidated Financial Statements, the shares associated with the company’s contingently convertible debentures are included in the diluted earnings per share computation and quarterly results for the first three quarters of the fiscal year ended February 26, 2005 and for all of the fiscal year ended February 28, 2004 have been restated from previously reported amounts. The quarterly earnings per share as reported and as restated for fiscal 2005 and 2004 follows:

	Quarterly Earnings Per Share
Fiscal 2005	As Reported	As Restated
First Quarter	$1.09	$1.04
Second Quarter	0.57	0.55
Third Quarter	0.48	0.46

Fiscal 2004
First Quarter	$0.55	$0.54
Second Quarter	0.46	0.45
Third Quarter	0.36	0.35
Fourth Quarter	0.70	0.67

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of year	Additions	Deductions	Balance at end of year
Allowance for doubtful accounts:
Year ended:
February 26, 2005	$18,531,000	9,755,000	5,763,000	$22,523,000
February 28, 2004	21,913,000	8,396,000	11,778,000	18,531,000
February 22, 2003	22,941,000	14,768,000	15,796,000	21,913,000

Allowance for notes receivable accounts:
Year ended:
February 26, 2005	$15,913,000	583,000	5,256,000	$11,240,000
February 28, 2004	13,948,000	2,083,000	118,000	15,913,000
February 22, 2003	18,876,000	951,000	5,879,000	13,948,000

Closed properties reserves:
Year ended:
February 26, 2005	$47,205,000	12,889,000	22,648,000	$37,446,000
February 28, 2004	49,873,000	10,809,000	13,477,000	47,205,000
February 22, 2003	74,996,000	3,169,000	28,292,000	49,873,000

EXHIBIT INDEX

SUPERVALU INC.

ANNUAL REPORT ON FORM 10-K

Exhibit Number	Exhibit

*3(i)	Restated Certificate of Incorporation.

*3(ii)	Restated Bylaws, as amended.

*4.1	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant.

*4.2	First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.7	Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant.

*4.8	Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise.

*4.9	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior).

*4.10	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

*4.11	Form of Credit Agreement, dated as of February 28, 2005, among the Registrant, the Lenders named therein, JPMORGAN CHASE BANK, N.A., as Administrative Agent, and BANK OF AMERICA, N.A., as Syndication Agent.

*10.1	SUPERVALU INC. 2002 Stock Plan, as amended.

*10.2	SUPERVALU INC. 1997 Stock Plan, as amended.

*10.3	SUPERVALU INC. 1993 Stock Plan, as amended.

*10.4	SUPERVALU/Richfood Stock Incentive Plan, as amended.

*10.5	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended.

*10.6	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

*10.7	SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

*10.8	SUPERVALU INC. Executive Incentive Bonus Plan.

*10.9	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended.

*10.10	SUPERVALU INC. Long-Term Incentive Plan.

*10.11	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended.

*10.12	SUPERVALU INC. ERISA Excess Benefit Plan Restatement, as amended.

*10.13	SUPERVALU INC. Deferred Compensation Plan as amended.

Exhibit Number	Exhibit

*10.14	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, and Executive Deferred Compensation Plan II.

*10.15	Amendments to the SUPERVALU INC. Executive Deferred Compensation Plan and the SUPERVALU INC. Executive Deferred Compensation Plan II.

*10.16	Form of Agreement used in connection with the Registrant’s Executive Post Retirement Survivor Benefit Program.

*10.17	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant.

*10.18	SUPERVALU INC. Directors Retirement Program, as amended.

*10.19	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.20	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.21	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.22	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.23	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.24	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan.

*10.25	Restricted Stock Unit Award Agreement for David L. Boehnen, as amended.

*10.26	Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended.

*10.27	Restricted Stock Unit Award Agreement for John H. Hooley.

*10.28	Restricted Stock Unit Award Agreement for Michael L. Jackson.

*10.29	Restricted Stock Unit Award Agreement for Jeffrey Noddle.

*10.30	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002.

*10.31	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Executive Officers.

*10.32	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Executive Officers.

*10.33	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors.

*10.34	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors.

*10.35	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors.

*10.36	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and Conditions.

*10.37	Form of SUPERVALU INC. 2002 Stock Plan Restricted Award Certificate and Restricted Stock Award Terms and Conditions.

*10.38	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan.

*10.39	Performance Criteria for Awards Under the Company’s Long-Term Incentive Plan.

12.1	Ratio of Earnings to Fixed Charges.

21.1	SUPERVALU INC. Subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

	32.1	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference