Form 10-Q
period 2005-06-18
SUPERVALU INC
filed 2005-07-28
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 18, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of July 21, 2005 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	135,893,880

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	First Quarter (16 weeks) ended
	June 18, 2005	% of sales	June 19, 2004	% of sales
	(unaudited)
Net sales	$5,972,290	100.0%	$5,910,649	100.0%
Costs and expenses
Cost of sales	5,102,739	85.5	5,065,612	85.7
Selling and administrative expenses	687,708	11.5	673,676	11.4
Gain on sale of WinCo Foods, Inc.	—	—	(109,238)	1.8
Restructure and other charges	186	—	279	—

Operating earnings	181,657	3.0	280,320	4.7
Interest expense, net	36,892	0.6	42,292	0.7

Earnings before income taxes	144,765	2.4	238,028	4.0
Provision for income taxes	53,563	0.9	88,617	1.5

Net earnings	$91,202	1.5%	$149,411	2.5%

Weighted average number of common shares outstanding
Basic	135,774		135,244
Diluted	145,603		145,378

Net earnings per common share—basic	$0.67		$1.10
Net earnings per common share—diluted	$0.64		$1.04

Dividends declared per common share	$0.1525		$0.1450

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	First Quarter (16 weeks) ended
	June 18, 2005	June 19, 2004
	(unaudited)
Net sales
Retail food	$3,184,528	$3,130,196
% of total	53.3%	53.0%
Supply chain services	2,787,762	2,780,453
% of total	46.7%	47.0%

Total net sales	$5,972,290	$5,910,649
	100.0%	100.0%

Operating earnings
Retail food operating earnings	$127,540	$128,797
% of sales	4.0%	4.1%
Supply chain services operating earnings	71,356	62,899
% of sales	2.6%	2.3%

Subtotal	198,896	191,696
% of sales	3.3%	3.2%

General corporate expenses	(17,053)	(20,335)
Gain on sale of WinCo Foods, Inc.	—	109,238
Restructure and other charges	(186)	(279)

Total operating earnings	181,657	280,320
% of sales	3.0%	4.7%
Interest expense, net	(36,892)	(42,292)

Earnings before income taxes	144,765	238,028
Provision for income taxes	(53,563)	(88,617)

Net earnings	$91,202	$149,411

The company’s business is classified by management into two reportable segments: retail food and supply chain services. Effective in the first quarter of fiscal 2006, SUPERVALU changed its food distribution segment name to supply chain services reflecting the evolving nature of the business that now includes our traditional food distribution services, as well as the newly acquired third party logistics business. Retail food operations include three retail formats: extreme value stores, regional price superstores and regional supermarkets. The retail formats include results of food stores owned and results of sales to extreme value stores licensed by the company. Supply chain services operations include results of sales to affiliated food stores, mass merchants and other customers, and other logistics arrangements. Substantially all of the company’s operations are domestic. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	First Quarter	Fiscal Year End
	June 18, 2005	February 26, 2005
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$544,893	$463,915
Receivables, less allowance of $18,822 as of June 18, 2005 and $22,523 as of February 26, 2005	453,725	464,249
Inventories, net	1,027,053	1,032,034
Other current assets	155,837	161,922

Total current assets	2,181,508	2,122,120
Long-term receivables, less allowances of $11,368 as of June 18, 2005 and $11,240 as of February 26, 2005	85,289	88,551
Property, plant and equipment, net	2,188,669	2,190,888
Goodwill and other long-term assets	1,875,973	1,872,403

Total assets	$6,331,439	$6,273,962

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,158,976	$1,106,860
Current debt and obligations under capital leases	140,708	99,463
Other current liabilities	388,201	420,888

Total current liabilities	1,687,885	1,627,211
Long-term debt and obligations under capital leases	1,524,915	1,578,867
Other liabilities and deferred income taxes	540,201	557,323
Commitments and contingencies
Total stockholders’ equity	2,578,438	2,510,561

Total liabilities and stockholders’ equity	$6,331,439	$6,273,962

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 28, 2004	150,670	$150,670	$102,352	(15,910)	$(298,291)	$(98,732)	$2,353,575	$2,209,574
Net earnings	—	—	—	—	—	—	385,823	385,823
Other comprehensive loss	—	—	—	—	—	(5,849)	—	(5,849)
Sales of common stock under option plans	—	—	12,522	2,646	44,143	—	—	56,665
Cash dividends declared on common stock $0.6025 per share	—	—	—	—	—	—	(81,386)	(81,386)
Compensation under employee incentive plans	—	—	1,173	49	520	—	—	1,693
Purchase of shares for treasury	—	—	—	(1,977)	(55,959)	—	—	(55,959)

BALANCES AT FEBRUARY 26, 2005	150,670	150,670	116,047	(15,192)	(309,587)	(104,581)	2,658,012	2,510,561
Net earnings	—	—	—	—	—	—	91,202	91,202
Sales of common stock under option plans	—	—	3,541	563	6,125	—	—	9,666
Cash dividends declared on common stock $0.1525 per share	—	—	—	—	—	—	(20,747)	(20,747)
Compensation under employee incentive plans	—	—	1,899	201	3,857	—	—	5,756
Purchase of shares for treasury	—	—	—	(550)	(18,000)	—	—	(18,000)

BALANCES AT JUNE 18, 2005	150,670	$150,670	$121,487	(14,978)	$(317,605)	$(104,581)	$2,728,467	$2,578,438

	16 weeks ended June 18, 2005	52 weeks ended February 26, 2005
Comprehensive income:
Net earnings	$91,202	$385,823
Minimum pension liability, inclusive of tax expense of $2.5 million at February 26, 2005	—	(5,849)

Comprehensive income	$91,202	$379,974

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (16 weeks) ended
	June 18, 2005	June 19, 2004
	(unaudited)
Cash flows from operating activities
Net earnings	$91,202	$149,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94,164	92,994
LIFO expense	1,659	1,800
(Gain) on sale of WinCo Foods, Inc.	—	(109,238)
Deferred income taxes	(8,713)	(26,770)
Equity in earnings of unconsolidated subsidiaries	(4,020)	(4,534)
Other adjustments, net	2,222	6,525
Changes in assets and liabilities	68,330	122,022

Net cash provided by operating activities	244,844	232,210

Cash flows from investing activities
Proceeds from sale of assets	5,897	10,923
Proceeds from sale of WinCo Foods, Inc.	—	229,846
Purchases of property, plant and equipment	(78,469)	(53,395)

Net cash (used in) provided by investing activities	(72,572)	187,374

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	3,813
Repayment of long-term debt	(28,222)	(257,454)
Reduction of obligations under capital leases	(8,402)	(7,899)
Net proceeds from the sale of common stock under option plans	4,491	17,597
Dividends paid	(41,161)	(39,037)
Payment for purchase of treasury shares	(18,000)	—

Net cash used in financing activities	(91,294)	(282,980)

Net increase in cash and cash equivalents	80,978	136,604
Cash and cash equivalents at beginning of period	463,915	291,956

Cash and cash equivalents at the end of period	$544,893	$428,560

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Accounting Policies:

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for its fiscal year ended February 26, 2005 (fiscal 2005). References to the company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks, the second, third, and fourth quarters each consist of 12 weeks for a total of 52 weeks for fiscal 2006 and fiscal 2005.

Statement of Registrant:

The data presented herein is unaudited but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at June 18, 2005 and June 19, 2004, and the results of the company’s operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Stock-based Compensation:

The company has stock-based employee compensation plans, which are described more fully in the Stock Option Plans note in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for fiscal 2005. The company utilizes the intrinsic value-based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in company common stock. This method defines the company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for options issued under the stock option plans in fiscal 2006 and 2005 as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	First Quarter (16 weeks) Ended
	June 18, 2005	June 19, 2004
	(In thousands, except per share data)
Net earnings, as reported	$91,202	$149,411
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	2,677	1,495
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(9,420)	(8,327)

Pro forma net earnings	84,459	142,579
Add: interest on dilutive convertible debentures, net of related tax effect	2,171	2,089

Pro forma net earnings for diluted earnings per share	$86,630	$144,668

Earnings per share—basic:
As reported	$0.67	$1.10
Pro forma	$0.62	$1.05
Earnings per share—diluted:
As reported	$0.64	$1.04
Pro forma	$0.60	$1.00

Net Earnings Per Share (EPS):

Basic EPS is calculated using earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock, and outstanding contingently convertible debentures. In addition, for the calculation of diluted earnings per share, net income is adjusted to eliminate the after tax interest expense recognized during the period related to contingently convertible debentures.

The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter (16 weeks) Ended
	June 18, 2005	June 19, 2004
	(In thousands, except per share data)
Earnings per share—basic
Net earnings	$91,202	$149,411
Weighted average shares outstanding—basic	135,774	135,244
Earnings per share—basic	$0.67	$1.10
Earnings per share—diluted
Net earnings	$91,202	$149,411
Interest related to dilutive contingently convertible debenture, net of tax	2,171	2,089

Net earnings used for diluted earnings per share calculation	$93,373	$151,500

Weighted average shares outstanding	135,774	135,244
Dilutive impact of options outstanding	2,011	2,316
Dilutive impact of contingently convertible debentures	7,818	7,818

Weighted average shares—diluted	145,603	145,378

Earnings per share—diluted	$0.64	$1.04

Comprehensive Income:

The company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income includes net earnings and expenses, gains and losses that are not included in net earnings but rather directly in stockholders’ equity in the Condensed Consolidated Statements of Stockholders’ Equity.

New Accounting Standards

In December 2004, the FASB issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for fiscal years beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. The company plans to adopt the revised statement in its first quarter of its fiscal year 2007, which begins on February 26, 2006.

BENEFIT PLANS

The following table provides the components of net periodic pension and postretirement benefit cost for fiscal 2006 and fiscal 2005:

	First Quarter (16 weeks) Ended
	Pension Benefits		Postretirement Benefits
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
	(in thousands)
Service cost	$6,283	$5,961	$548	$449
Interest cost	12,265	11,679	2,616	2,336
Expected return on plan assets	(12,347)	(12,875)	—	—
Amortization of:
Unrecognized net loss	7,017	5,814	2,038	1,452
Unrecognized prior service cost	392	388	(578)	(599)

Net periodic benefit cost	$13,610	$10,967	$4,624	$3,638

The company contributed $25.0 million to its non–union defined benefit pension plan during the first quarter of fiscal 2006.

GAIN ON SALE OF WINCO FOODS, INC.

In the first quarter of fiscal 2005, the company completed the sale of its minority ownership interest in WinCo Foods, Inc., a privately-held regional grocery chain that operates stores in Idaho, Oregon, Nevada, Washington and California, for $229.8 million in cash proceeds, which resulted in a pre-tax gain of $109.2 million.

DEBT REDEMPTION

In the first quarter of fiscal 2005, the company utilized cash proceeds from the sale of WinCo Foods, Inc. and available cash balances to voluntarily redeem $250 million of 7.625 percent notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption, which are included in interest expense.

RESTRUCTURE AND OTHER CHARGES

In the first quarter of fiscal 2006, the company recognized pre-tax restructure and other charges of $0.2 million. The charges primarily relate to the 2001 restructure plan and consisted of adjustments to the restructure reserves of ($0.5) million and holding costs of $0.7 million. All activity for the fiscal 2001 restructure plan was completed in fiscal 2003. At June 18, 2005, remaining restructure reserves for the 2001 plan was $35.5 million. The remaining restructure 2001 reserves include $13.9 million for lease related costs and $21.6 million for employee related costs. See the company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding restructure and other charges.

RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT

Reserves for Closed Properties

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations, future payments on exited real estate and severance. Details of the activity in the closed property reserves for year-to-date fiscal 2006 are as follows:

	Balance February 26, 2005	Additions	Usage	Balance June 18, 2005
	(in thousands)
Reserves for Closed Properties	$37,446	2,490	(1,948)	$37,988

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In fiscal 2005, the company acquired Total Logistics Inc. (Total Logistics), a national provider of third party logistics services for approximately $234 million comprised of $164 million of cash and $70 million of assumed debt. As part of the Total Logistics acquisition, the company acquired Zero Zone, a refrigeration case and system manufacturer, which will be divested in fiscal 2006 as it is non-core to the company’s food retail and supply chain services businesses. The preliminary purchase price allocation resulted in approximately $14.7 million of intangible assets related to trademarks, tradenames and customer relationships and approximately $117.9 million of goodwill. The allocation of the acquisition cost was based on a preliminary independent appraisal of fair values. The appraised values will be finalized during fiscal 2006 and may differ from the amounts presented.

At June 18, 2005, the company had approximately $1.6 billion of goodwill of which $0.8 billion related to retail food and $0.8 billion related to supply chain services.

A summary of changes in the company’s goodwill and other acquired intangible assets year-to-date fiscal 2006 follows:

	February 26, 2005	Amortization	Additions	June 18, 2005
Goodwill	$1,627,847		$5,884	$1,633,731
Other acquired intangible assets:
Trademarks and tradenames	22,254		71	22,325
Leasehold Rights, Customer lists and other (accumulated amortization of $21,562 and $20,573 at June 18, 2005 and February 26, 2005, respectively)	49,285		344	49,629
Customer relationships (accumulated amortization of $3,318 and $2,492 at June 18, 2005 and February 26, 2005, respectively)	47,069		—	47,069
Non-compete agreements (accumulated amortization of $4,568 and $4,329 at June 18, 2005 and February 26, 2005, respectively)	8,294		—	8,294

Total other acquired intangible assets	126,902		415	127,317
Accumulated amortization	(27,394)	$(2,054)	—	(29,448)

Total goodwill and other acquired intangible assets, net	$1,727,355	$(2,054)	$6,299	$1,731,600

Other acquired intangible assets are a component of goodwill and other long-term assets in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of fiscal 2006 and fiscal 2005, the company recorded amortization expense of approximately $2.1 million and $2.0 million, respectively. Future amortization expense will approximate $6.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks and tradenames.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchanged a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are a component of goodwill and other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings, and through June 18, 2005, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 18, 2005. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately eleven years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 18, 2005, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was approximately $212 million and represented approximately $122 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

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

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60 million. At June 18, 2005, the estimated market value of the property underlying this lease approximately equaled the purchase option. The company’s fair value of the obligation under its guaranty arrangement related to this synthetic lease has a balance of $1.3 million at June 18, 2005, which is included in other liabilities and deferred income taxes in the accompanying Condensed Consolidated Balance Sheets.

The company had $173.7 million of outstanding letters of credit as of June 18, 2005, of which $145.5 million were issued under the credit facility and $28.2 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 0.90% on the outstanding balance of the letters of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

The company is party to a variety of contractual agreements under which the company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the company and agreements to indemnify officers, directors and employees in the performance of their work. While the company’s aggregate indemnification obligation could result in a material liability, the company is aware of no current matter that it expects to result in a material liability.

SEGMENT INFORMATION

Refer to page 3 for the company’s segment information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The first quarter of fiscal 2006 reflects an economy that continues to expand within a modest inflationary environment. Our supply chain services business (formerly food distribution) is comprised of our traditional food distribution business and third party logistics business including the recent acquisition of Total Logistics, Inc. (Total Logistics). First quarter results include the results of Total Logistics, a national provider of integrated third-party logistics services, which was acquired late in fourth quarter fiscal 2005. Given the life cycle maturity of our traditional food distribution business with its inherent attrition rate, future growth will be modest and primarily achieved through serving new independent customers, net growth from existing customers, and further consolidation opportunities. Annual sales attrition in the traditional food distribution business is planned to be in the historical range of two to four percent when excluding the cycling of three large customer transitions to other suppliers in fiscal 2005. Same-store retail sales decreased 0.4 percent in the quarter and is expected to be slightly positive for the year. We remain committed to our strategy, which includes innovative retail merchandising programs and network expansion and the delivery of best-in-class supply chain services across the grocery retail channel and beyond, and achieving our return on invested capital goal through a variety of initiatives.

RESULTS OF OPERATIONS

In the first quarter of fiscal 2006, the company achieved net sales of $6.0 billion compared with $5.9 billion last year. Net earnings for the first quarter of fiscal 2006 were $91.2 million, basic earnings per share were $0.67 and diluted earnings per share were $0.64 compared with net earnings of $149.4 million, basic earnings per share of $1.10 and diluted earnings per share of $1.04 last year. Results for the first quarter of fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.51 basic earnings per share or $0.47 diluted earnings per share.

Net Sales

Net sales for the first quarter of fiscal 2006 were $6.0 billion compared with $5.9 billion last year, an increase of $0.1 billion or 1.0 percent from last year. Retail food sales were approximately 53 percent of net sales and supply chain services were approximately 47 percent of net sales for the first quarter of fiscal 2006, consistent with last year.

Retail food sales for the first quarter of fiscal 2006 were $3.2 billion compared with $3.1 billion last year, an increase of $0.1 billion. Retail food sales increased 1.7 percent compared with last year. The increase reflects net new store growth of approximately three percent, which was partially offset by negative same store sales including sales to licensees. Same store retail sales, defined as corporate stores operating for four full quarters, including store expansions, for the first quarter of fiscal 2006 decreased 0.4 percent.

Store activity since last year’s first quarter, including licensed stores, resulted in 91 new stores opened and 34 stores closed for a total of 1,555 stores at the end of first quarter fiscal 2006. Total retail square footage, including licensed stores, increased approximately 4 percent from last year’s first quarter.

Supply chain services sales for the first quarter of fiscal 2006 were $2.8 billion, flat compared to last year. Sales reflect the recent acquisition of Total Logistics, new business from the traditional food distribution business and temporary new business of four percent, three percent and one percent, respectively, fully offset by customer attrition, which includes the impact of cycling three large customer transitions to other suppliers in the prior year.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.5 percent for the first quarter of fiscal 2006 compared with 14.3 percent last year. The increase in gross profit as a percent of net sales primarily reflects the acquisition of Total Logistics, a higher margin third party logistics business.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 11.5 percent for the first quarter of fiscal 2006 compared with 11.4 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the negative expense leverage from retail food sales partially offset by the reduction in costs related to closed facilities in the prior year.

Restructure and Other Charges

For the first quarter of fiscal 2006 and 2005, the company incurred $0.2 million and $0.3 million, respectively, in pre-tax restructure and other charges, consisting of adjustments in restructure reserves and holding costs and changes in estimates on exited real estate in certain markets.

Operating Earnings

Operating earnings for the first quarter of fiscal 2006 decreased 35.2 percent to $181.7 million compared with $280.3 million last year, primarily reflecting the fiscal 2005 $109.2 million pre-tax gain on the sale of WinCo. Retail food operating earnings for the first quarter of fiscal 2006 decreased 1.0 percent to $127.5 million, or 4.0 percent of net sales, from last year’s operating earnings of $128.8 million, or 4.1 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, primarily reflects negative expense leverage from sales and the absence of last year’s equity earnings prior to the disposition of WinCo. Supply chain services operating earnings for the first quarter of fiscal 2006 increased 13.4 percent to $71.4 million, or 2.6 percent of net sales, from last year’s operating earnings of $62.9 million, or 2.3 percent of net sales. The increase in supply chain services operating earnings, as a percent of net sales, primarily reflects the higher margin third party logistics service business.

Net Interest Expense

Net interest expense was $36.9 million in the first quarter of fiscal 2006 compared with $42.3 million last year. The decrease primarily reflects lower borrowing levels and the absence of the $5.7 million early redemption costs relating to the $250 million notes redeemed in the first quarter of fiscal 2005.

Income Taxes

The effective tax rate was 37.00 percent and 37.23 percent in the first quarter of fiscal 2006 and fiscal 2005, respectively.

Net Earnings

Net earnings were $91.2 million, or $0.67 per basic share and $0.64 per diluted share, in the first quarter of fiscal 2006 compared with net earnings of $149.4 million, or $1.10 per basic share and $1.04 per diluted share last year. Results for the first quarter of fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.51 basic earnings per share and $0.47 diluted earnings per share.

Weighted average basic shares increased to 135.8 million in the first quarter of fiscal 2006 compared with 135.2 million shares last year and weighted average diluted shares increased to 145.6 million in the first quarter of fiscal 2006 compared with 145.4 million shares last year, reflecting the net impact of stock option activity including dilution impacts.

RESTRUCTURE AND OTHER CHARGES

In the first quarter of fiscal 2006, the company recognized pre-tax restructure and other charges of $0.2 million. The charges primarily relate to the 2001 restructure plan and consisted of reductions to the restructure reserves of $0.5 million and adjustments to holding costs of $0.7 million. All activity for the fiscal 2001 restructure plan was completed in fiscal 2003. At June 18, 2005, remaining restructure reserves for the 2001 plan was $35.5 million. The remaining restructure 2001 reserves included $13.9 million for lease related costs and $21.6 million for employee related costs. See the company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding restructure and other charges.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $244.8 million for the first quarter of fiscal 2006 compared with $232.2 million last year.

Net cash used by investing activities was $72.6 million for the first quarter of fiscal 2006 compared with net cash provided of $187.4 million last year. First quarter of fiscal 2006 investing activities primarily reflect capital spending to fund retail store expansion and store remodeling. First quarter of fiscal 2005 investing activities primarily reflect proceeds from the sale of WinCo partially offset by capital spending to fund retail store expansion and store remodeling.

Net cash used in financing activities was $91.3 million for the first quarter of fiscal 2006 compared with $283.0 million last year. First quarter of fiscal 2006 financing activities primarily reflect the payment of dividends of $41.2 million and repayment of long-term debt of $28.2 million. First quarter of fiscal 2005 financing activities primarily reflect the early redemption of $250.0 million of 7.625 percent notes due September 15, 2004 and the payment of dividends of $39.0 million.

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

As of June 18, 2005, the company’s current portion of outstanding debt including obligations under capital leases was $140.7 million. The company had no outstanding borrowings under its unsecured $750.0 million revolving credit facility. Letters of credit outstanding under the credit facility were $145.5 million and the unused available credit under the facility was $604.5 million. The company also had $28.2 million of outstanding letters of credit issued under separate agreements with financial institutions.

As of June 18, 2005, the company had no outstanding borrowings under its accounts receivable securitization program renewed in August 2004. Under the program, the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. Facility fees under this program equal 0.20 percent of any undrawn balance.

In November 2001, the company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the company to purchase all or a portion of their debentures on the first day of October 2006 or 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. The company may redeem all or a portion of the debentures at any time on or after the first day of October 2006, at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, or $38.50 per share for the quarter ending September 10, 2005, and rising to $113.29 per share at September 6, 2031. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture or approximately 7.8 million shares should all debentures be converted. See the company’s Annual Report on Form 10-K for additional information regarding debt.

The company’s debt agreements contain various financial covenants including ratios for fixed charge interest coverage and debt leverage as defined in the debt agreements. The company has met the financial covenants under the debt agreements as of June 18, 2005.

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60 million.

Capital spending during the first quarter of fiscal 2006 was $102.3 million, including $23.9 million in capital leases. Capital spending primarily included retail store expansion and store remodeling. The company’s capital budget for fiscal 2006 is projected to be approximately $500.0 million to $550.0 million, including approximately $90.0 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 18, 2005. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately eleven years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 18, 2005, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was approximately $212 million and represents approximately $122 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

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

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At June 18, 2005, the estimated market value of the property underlying this lease equaled the purchase option. The company’s fair value of the obligation under its guaranty arrangements related to this synthetic lease had a balance of $1.3 million at June 18, 2005, which is included in other liabilities and deferred income taxes in the accompanying Condensed Consolidated Balance Sheets.

The company had $173.7 million of outstanding letters of credit as of June 18, 2005, of which $145.5 million were issued under the credit facility and $28.2 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 0.90% on the outstanding balance of the letters of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

See the company’s Annual Report Form 10-K for fiscal 2005, for additional information regarding contractual obligations and off-balance sheet arrangements

NEW ACCOUNTING STANDARDS

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

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Any statements contained in this report regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-

looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, the company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

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

•	Economic Conditions. The food industry is sensitive to a number of economic conditions such as: (i) food price deflation or inflation, (ii) softness in local and national economies, (iii) increases in commodity prices, (iv) the availability of favorable credit and trade terms, and (v) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retailer customers, our operating costs and other aspects of our businesses.

•	Competition. The industries in which we compete are extremely competitive. Both our retail food and supply chain services businesses are subject to competitive practices that may affect: (i) the prices at which we are able to sell products at our retail locations, (ii) sales volume, (iii) the ability of our traditional food distribution customers to sell products we supply, which may affect future orders, and (iv) our ability to attract and retain customers. In addition, the nature and extent of consolidation in the retail food and traditional food distribution industries could affect our competitive position or that of our distribution customers in the markets we serve.

Our retail food business faces competition from other retail chains, supercenters, non-traditional competitors and emerging alterative formats in the markets where we have retail operations. In our traditional food distribution business, our success depends in part on the ability of our independent retailer customers to compete with these same formats, our ability to attract new customers, and our ability to supply products in a cost effective manner. Declines in the level of retail sales activity of our traditional food distribution customers due to competition, consolidations of retailers or competitors, increased self-distribution by our customers, or the entry of new or non-traditional distribution systems into the industry may adversely affect our revenues.

•	Security and Food Safety. Wartime activities, threats of terror, acts of terror or other criminal activity directed at the grocery industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect the company’s operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination or food-born illness could have an adverse effect on the company’s operating results.

•	Labor Relations and Employee Benefit Costs. Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products or provide logistics services. We contribute to various multi-employer healthcare and pension plans covering certain union represented employees in both our retail and distribution operations. Approximately one-third of the employees in our total workforce are participants in multi-employer plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe certain of these multi-employer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges.

•	Expansion and Acquisitions. While we intend to continue to expand our retail and supply chain services businesses through new store openings, new affiliations and acquisitions, expansion is subject to a number of risks, including the adequacy of our capital resources, the location of suitable store or distribution center sites and the negotiation of acceptable purchase or lease terms, and the ability to hire and train employees. Acquisitions may involve a number of special risks, including: making acquisitions at acceptable rates of return, the diversion of management’s attention to the assimilation of the operations and integration of personnel of the acquired business, costs and other risks associated with integrating or adapting operating systems, and potential adverse effects on our operating results.

•	Liquidity. We expect to continue to replenish operating assets with internally generated funds. However, if our capital spending significantly exceeds anticipated capital needs, additional funding could be required from other sources including borrowing under our bank credit lines or through debt issuances. In addition, acquisitions could affect our borrowing costs and future financial flexibility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K for the fiscal year ended February 26, 2005 for a discussion of market risk for the company.

ITEM 4. CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 18, 2005, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of June 18, 2005, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended June 18, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s Condensed Consolidated Statement of Earnings or consolidated financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
February 27, 2005 to March 26, 2005	35,416	$32.45	—	4,588,300
Second four weeks
March 27, 2005 to April 23, 2005	252,226	$33.24	—	4,588,300
Third four weeks
April 24, 2005 to May 21, 2005	234,372	$32.32	150,000	4,438,300
Fourth four weeks
May 22, 2005 to June 18, 2005	413,935	$32.85	400,000	4,038,300

Totals	935,949	$32.81	550,000	4,038,300

(1)	The reported periods conform to the company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2006 contains four 28-day periods.
(2)	These amounts include the deemed surrender by participants in the company’s compensatory stock plans of 385,949 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as the vesting of restricted stock granted under such plans.
(3)	On May 26, 2004, the company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 5,000,000 share of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans. As of June 18, 2005, 4,038,300 shares remain for purchase under the program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The company held its Annual Meeting of Stockholders on June 15, 2005, at which the stockholders took the following actions:

(i)	Elected Edwin C. Gage, Garnett L. Keith, Jr. and Marissa Peterson to the Board of Directors for three year terms expiring in 2008. The votes cast for and withheld with respect to each such Director are set forth below. No broker non-votes occurred with respect to any Director.

	Votes For	Votes Withheld
Edwin C. Gage	106,711,397	16,184,334
Garnett L. Keith, Jr.	117,458,769	5,436,962
Marissa Peterson	120,905,510	1,990,221

The Directors whose terms continued after the meeting are as follows: Irwin Cohen, Ronald E. Daly, Lawrence A. Del Santo, Susan E. Engel, Charles M. Lillis, Jeffery Noddle and Steven S. Rogers.

(ii)	Ratified by a vote of 120,858,432 for, 1,231,195 against, 806,104 abstaining, and no broker non-votes, the appointment of KPMG LLP as independent registered public accountants of the company for the fiscal year ending February 25, 2006.

(iii)	Approved by a vote of 73,559,311 for, 36,670,790 against, 1,072,396 abstaining, and 11,593,234 broker non-votes, amendments to the SUPERVALU INC. 2002 Stock Plan.

(iv)	Approved by a vote of 59,899,223 for, 50,041,539 against, 1,361,735 abstaining, and 11,593,234 broker non-votes, a stockholder proposal regarding the vote required for the election of directors.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits filed with this Form 10-Q:

(10.1)	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2005.

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 28, 2005	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
(10.1)	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2005.

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.