Form 10-Q
period 2005-09-10
SUPERVALU INC
filed 2005-10-20
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 10, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 13, 2005 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	136,185,224

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Second Quarter (12 weeks) ended
	September 10, 2005	% of sales	September 11, 2004	% of sales
	(unaudited)
Net sales	$4,556,218	100.0%	$4,486,963	100.0%
Costs and expenses
Cost of sales	3,895,230	85.5	3,831,825	85.4
Selling and administrative expenses	582,378	12.8	500,722	11.2
Restructure and other charges	984	—	5,861	0.1

Operating earnings	77,626	1.7	148,555	3.3
Interest expense, net	24,018	0.5	23,895	0.5

Earnings before income taxes	53,608	1.2	124,660	2.8
Provision for income taxes	19,835	0.5	46,124	1.0

Net earnings	$33,773	0.7%	$78,536	1.8%

Weighted average number of common shares outstanding
Basic	136,125		135,230
Diluted	145,948		144,888
Net earnings per common share—basic	$0.25		$0.58
Net earnings per common share—diluted	$0.24		$0.55
Dividends declared per common share	$0.1625		$0.1525

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Year-to-date (28 weeks) ended
	September 10, 2005	% of sales	September 11, 2004	% of sales
	(unaudited)
Net sales	$10,528,508	100.0%	$10,397,612	100.0%
Costs and expenses
Cost of sales	8,997,969	85.5	8,897,437	85.6
Selling and administrative expenses	1,270,086	12.1	1,174,398	11.3
Gain on sale of WinCo Foods, Inc.	—	—	(109,238)	(1.1)
Restructure and other charges	1,170	—	6,140	0.1

Operating earnings	259,283	2.4	428,875	4.1
Interest expense, net	60,910	0.5	66,187	0.6

Earnings before income taxes	198,373	1.9	362,688	3.5
Provision for income taxes	73,398	0.7	134,741	1.3

Net earnings	$124,975	1.2%	$227,947	2.2%

Weighted average number of common shares outstanding
Basic	135,924		135,238
Diluted	145,743		145,168
Net earnings per common share—basic	$0.92		$1.68
Net earnings per common share—diluted	$0.88		$1.60
Dividends declared per common share	$0.3150		$0.2975

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
	(unaudited)
Net sales

Retail food	$2,446,058	$2,435,174	$5,630,586	$5,565,370
% of total	53.7%	54.3%	53.5%	53.5%

Supply chain services	2,110,160	2,051,789	4,897,922	4,832,242
% of total	46.3%	45.7%	46.5%	46.5%

Total net sales	$4,556,218	$4,486,963	$10,528,508	$10,397,612
	100.0%	100.0%	100.0%	100.0%

Operating earnings

Retail food operating earnings	$39,001	$105,264	$166,541	$234,061
% of sales	1.6%	4.3%	3.0%	4.2%

Supply chain services operating earnings	47,689	52,749	119,045	115,648
% of sales	2.3%	2.6%	2.4%	2.4%

Subtotal	86,690	158,013	285,586	349,709
% of sales	1.9%	3.5%	2.7%	3.4%

General corporate expenses	(8,080)	(3,597)	(25,133)	(23,932)
Gain on sale of WinCo Foods, Inc.	—	—	—	109,238
Restructure and other charges	(984)	(5,861)	(1,170)	(6,140)

Total operating earnings	77,626	148,555	259,283	428,875
% of sales	1.7%	3.3%	2.5%	4.1%

Interest expense, net	(24,018)	(23,895)	(60,910)	(66,187)

Earnings before income taxes	53,608	124,660	198,373	362,688

Provision for income taxes	(19,835)	(46,124)	(73,398)	(134,741)

Net earnings	$33,773	$78,536	$124,975	$227,947

The company’s business is classified by management into two reportable segments: Retail food and supply chain services. Effective in the first quarter of fiscal 2006, SUPERVALU changed its food distribution segment name to supply chain services reflecting the evolving nature of the business that now includes traditional food distribution services, as well as the recently acquired third party logistics business. Retail food operations include three retail formats: extreme value stores, regional price superstores and regional supermarkets. The retail formats include results of food stores owned and results of sales to extreme value stores licensed by the company. Supply chain services operations include results of sales to affiliated food stores, mass merchants and other customers and logistics arrangements. Substantially all of the company’s operations are domestic. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Second Quarter	Fiscal Year End
	September 10, 2005	February 26, 2005
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$753,456	$463,915
Receivables, less allowance of $16,542 as of September 10, 2005 and $22,523 as of February 26, 2005	470,086	464,249
Inventories, net	1,028,773	1,032,034
Other current assets	122,208	161,922

Total current assets	2,374,523	2,122,120
Long-term receivables, less allowance of $10,510 as of September 10, 2005 and $11,240 as of February 26, 2005	83,963	88,551
Property, plant and equipment, net	2,122,899	2,190,888
Goodwill and other assets	1,887,813	1,872,403

Total assets	$6,469,198	$6,273,962

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,244,119	$1,106,860
Current debt and obligations under capital leases	143,518	99,463
Other current liabilities	451,078	420,888

Total current liabilities	1,838,715	1,627,211
Long-term debt and obligations under capital leases	1,509,119	1,578,867
Other liabilities and deferred income taxes	520,403	557,323
Commitments and contingencies
Total stockholders’ equity	2,600,961	2,510,561

Total liabilities and stockholders’ equity	$6,469,198	$6,273,962

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 28, 2004	150,670	$150,670	$102,352	(15,910)	$(298,291)	$(98,732)	$2,353,575	$2,209,574
Net earnings	—	—	—	—	—	—	385,823	385,823
Other comprehensive loss	—	—	—	—	—	(5,849)	—	(5,849)
Sales of common stock under option plans	—	—	12,522	2,646	44,143	—	—	56,665
Cash dividends declared on common stock $0.6025 per share	—	—	—	—	—	—	(81,386)	(81,386)
Compensation under employee incentive plans	—	—	1,173	49	520	—	—	1,693
Purchase of shares for treasury	—	—	—	(1,977)	(55,959)	—	—	(55,959)

BALANCES AT FEBRUARY 26, 2005	150,670	150,670	116,047	(15,192)	(309,587)	(104,581)	2,658,012	2,510,561
Net earnings	—	—	—	—	—	—	124,975	124,975
Sales of common stock under option plans	—	—	12,232	1,392	19,003	—	—	31,235
Cash dividends declared on common stock $0.3150 per share	—	—	—	—	—	—	(42,940)	(42,940)
Compensation under employee incentive plans	—	—	2,351	194	3,590	—	—	5,941
Purchase of shares for treasury	—	—	—	(895)	(28,811)	—	—	(28,811)

BALANCES AT SEPTEMBER 10, 2005	150,670	$150,670	$130,630	(14,501)	$(315,805)	$(104,581)	$2,740,047	$2,600,961

	28 weeks ended September 10, 2005	28 weeks ended September 11, 2004
Comprehensive income:
Net earnings	$124,975	$227,947

Comprehensive income	$124,975	$227,947

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (28 weeks) ended
	September 10, 2005	September 11, 2004
	(unaudited)
Cash flows from operating activities
Net earnings	$124,975	$227,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	167,149	162,972
Impairment charge	53,617	—
LIFO expense	4,254	5,644
Provision for losses on receivables	(572)	1,663
Loss on sale of property, plant and equipment	1,411	3,139
Gain on sale of WinCo Foods, Inc.	—	(109,238)
Restructure and other charges	1,170	6,140
Deferred income taxes	(35,480)	(17,148)
Equity in earnings of unconsolidated subsidiaries	(7,269)	(9,171)
Other adjustments, net	3,006	2,827
Changes in assets and liabilities	195,701	190,155

Net cash provided by operating activities	507,962	464,930

Cash flows from investing activities
Proceeds from sale of assets	10,353	15,721
Proceeds from sale of WinCo Foods, Inc.	—	229,846
Purchases of property, plant and equipment	(140,863)	(123,490)

Net cash provided (used) by investing activities	(130,510)	122,077

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	3,813
Repayment of long-term debt	(33,247)	(263,237)
Reduction of obligations under capital leases	(16,979)	(16,046)
Net proceeds from the sale of common stock under option plans	21,788	20,334
Dividends paid	(41,473)	(39,233)
Payment for purchase of treasury shares	(18,000)	(55,960)

Net cash used in financing activities	(87,911)	(350,329)

Net increase in cash and cash equivalents	289,541	236,678
Cash and cash equivalents at beginning of period	463,915	291,956

Cash and cash equivalents at the end of period	$753,456	$528,634

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Accounting Policies:

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the company’s Annual Report on Form 10-K for its fiscal year ended February 26, 2005 (fiscal 2005). References to the company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks and the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks.

Statement of Registrant:

The condensed balance sheet as of February 26, 2005, has been derived from audited financial statements and the unaudited interim condensed financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position of the company and its subsidiaries at September 10, 2005 and September 11, 2004, and the results of the company’s operations and condensed consolidated cash flows for the periods then ended. These interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Second Quarter (12 weeks) Ended		Year-to-Date (28 weeks) Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
	(In thousands, except per share amounts)
Net earnings, as reported	$33,773	$78,536	$124,975	$227,947
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	9	1,104	2,686	2,599
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,688)	(2,834)	(13,108)	(11,161)

Pro forma net earnings	30,094	76,806	114,553	219,385

Add: interest on dilutive convertible debentures, net of related tax effect	1,610	1,587	3,781	3,676

Pro forma net earnings for diluted earnings per share	$31,704	$78,393	$118,334	$223,061

Earnings per share—basic:
As reported	$0.25	$0.58	$0.92	$1.68
Pro forma	$0.22	$0.57	$0.84	$1.62
Earnings per share—diluted:
As reported	$0.24	$0.55	$0.88	$1.60
Pro forma	$0.22	$0.54	$0.82	$1.54

Net Earnings Per Share (EPS):

Basic EPS is calculated using earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock and outstanding contingently convertible debentures. In addition, for the calculation of diluted earnings per share, net income is adjusted to eliminate the after tax interest expense recognized during the period related to contingently convertible debentures.

The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter (12 weeks) Ended		Year-to-date (28 weeks) Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
	(In thousands, except per share amounts)
Earnings per share—basic
Net earnings	$33,773	$78,536	$124,975	$227,947
Weighted average shares outstanding—basic	136,125	135,230	135,924	135,238
Earnings per share—basic	$0.25	$0.58	$0.92	$1.68

Earnings per share—diluted
Net earnings	$33,773	$78,536	$124,975	$227,947
Interest related to dilutive contingently convertible debentures, net of tax	1,610	1,587	3,781	3,676

Net earnings used for diluted earnings per share calculation	$35,383	$80,123	$128,756	$231,623

Weighted average shares outstanding	136,125	135,230	135,924	135,238
Dilutive impact of options outstanding	2,005	1,840	2,001	2,112
Dilutive impact of contingently convertible debentures	7,818	7,818	7,818	7,818

Weighted average shares—diluted	145,948	144,888	145,743	145,168

Earnings per share—diluted	$0.24	$0.55	$0.88	$1.60

Comprehensive Income:

The company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income includes net earnings and expenses, gains and losses that are not included in net earnings but rather directly in stockholders’ equity in the Condensed Consolidated Statements of Stockholders’ Equity.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for fiscal years beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. The company plans to adopt the revised statement in the first quarter of its fiscal year 2007, which begins on February 26, 2006.

BENEFIT PLANS

The following table provides the components of net periodic pension and postretirement benefit cost for fiscal 2006 and fiscal 2005:

	Second Quarter (12 weeks) Ended
	Pension Benefits		Postretirement Benefits
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
	(In thousands)
Service cost	$4,777	$4,628	$414	$326
Interest cost	9,325	9,068	1,979	1,362
Expected return on plan assets	(9,388)	(9,998)	—	—
Amortization of:
Unrecognized net loss	5,335	4,515	1,543	546
Unrecognized prior service cost	298	301	(437)	(446)

Net periodic benefit cost	$10,347	$8,514	$3,499	$1,788

	Year-to-Date (28 weeks) Ended
	Pension Benefits		Postretirement Benefits
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
	(In thousands)
Service cost	$11,060	$10,589	$962	$775
Interest cost	21,590	20,747	4,595	3,698
Expected return on plan assets	(21,735)	(22,873)	—	—
Amortization of:
Unrecognized net loss	12,352	10,329	3,581	1,998
Unrecognized prior service cost	690	689	(1,015)	(1,045)

Net periodic benefit cost	$23,957	$19,481	$8,123	$5,426

The company contributed $25.0 million to its non–union defined benefit pension plan in the first quarter of fiscal 2006, as anticipated at the end of fiscal 2005.

GAIN ON SALE OF WINCO FOODS, INC.

In the first quarter of fiscal 2005, the company completed the sale of its minority ownership interest in WinCo Foods, Inc. (WinCo), a privately-held regional grocery chain that operates stores in Idaho, Oregon, Nevada, Washington and California, for $229.8 million in cash proceeds, which resulted in a pre-tax gain of $109.2 million.

DEBT REDEMPTION

In the first quarter of fiscal 2005, the company utilized cash proceeds from the sale of WinCo and available cash balances to voluntarily redeem $250 million of 7.625 percent notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption, which are included in interest expense.

RESTRUCTURE AND OTHER CHARGES

In the first half of fiscal 2006, the company recognized pre-tax restructure and other charges of $1.2 million. The charges primarily relate to the 2001 restructure plan and consisted of adjustments to the restructure reserves and asset impairment charges of $0.1 million and holding costs of $1.1 million. All activity for the fiscal 2001 restructure plan was completed in fiscal 2003. At September 10, 2005, remaining restructure reserves for the 2001 plan were $31.7 million. The remaining restructure 2001 reserves include $13.4 million for lease related costs and $18.3 million for employee related costs. See the company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding restructure and other charges.

ASSET IMPAIRMENT AND RESERVES FOR CLOSED PROPERTIES

During the second quarter of fiscal 2006, the company announced plans to dispose of its twenty corporate operated Shop ‘n Save retail stores in Pittsburgh (Pittsburgh). Related to this disposition, the company reflected a charge of $57.2 million, which included asset and goodwill impairment charges of $53.4 million and $3.8 million of other costs. The company anticipates completing the disposition and incurring approximately $11 million in additional charges in fiscal 2006.

Asset Impairment

The company recognized asset impairment charges of $53.6 million in the second quarter of fiscal 2006, on the write-down of property, plant and equipment primarily for Pittsburgh. Impairment charges, a component of selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

Reserves for Closed Properties

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations, future payments on exited real estate and severance. The second quarter activity includes $2.9 million related to the disposition of the Pittsburgh corporate stores. Details of the activity in the closed property reserves for year-to-date fiscal 2006 are as follows:

	Balance February 26, 2005	Additions	Usage	Balance September 10, 2005
	(In thousands)
Reserves for closed properties	$37,446	6,193	(4,630)	$39,009

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In fiscal 2005, the company acquired Total Logistics, Inc. (Total Logistics), a national provider of third party logistics services for approximately $234 million comprised of $164 million of cash and $70 million of assumed debt. As part of the Total Logistics acquisition, the company acquired Zero Zone, a refrigeration case and system manufacturer, which will be divested in fiscal 2006 as it is non-core to the company’s food retail and supply chain services businesses. The preliminary purchase price allocation resulted in approximately $14.7 million of intangible assets related to trademarks, tradenames and customer relationships and approximately $135.6 million of goodwill including a second quarter goodwill adjustment of $17.7 million. The allocation of the acquisition cost was based on a preliminary independent appraisal of fair values. The appraised values will be finalized during fiscal 2006 and may differ from the amounts presented.

At September 10, 2005, the company had approximately $1.7 billion of goodwill of which $0.8 billion related to retail food and $0.9 billion related to supply chain services.

A summary of changes in the company’s other acquired intangible assets year-to-date fiscal 2006 follows:

	February 26, 2005	Amortization	Net Additions	September 10, 2005
Goodwill	$1,627,847		$22,558	$1,650,405
Other acquired intangible assets:
Trademarks and tradenames	22,254		70	22,324
Leasehold rights, customer lists and other (accumulated amortization of $22,300 and $20,573 at September 10, 2005 and February 26, 2005, respectively)	49,285		389	49,674
Customer relationships (accumulated amortization of $3,987 and $2,492 at September 10, 2005 and February 26, 2005, respectively)	47,069		500	47,569
Non-compete agreements (accumulated amortization of $4,747 and $4,329 at September 10, 2005 and February 26, 2005, respectively)	8,294		—	8,294

Total other acquired intangible assets	126,902		959	127,861
Accumulated amortization	(27,394)	$(3,640)	—	(31,034)

Total goodwill and other acquired intangible assets, net	$1,727,355	$(3,640)	$23,517	$1,747,232

Other acquired intangible assets are a component of goodwill and other assets in the accompanying Condensed Consolidated Balance Sheets. Year-to-date for fiscal 2006 and fiscal 2005, the company recorded amortization expense relating to other acquired intangible assets of approximately $3.6 million and $3.7 million, respectively. Future amortization expense relating to other acquired intangible assets will approximate $6.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks and tradenames.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchanged a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are a component of goodwill and other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings, and through September 10, 2005, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 10, 2005. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately eleven years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 10, 2005, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was $244 million and represented $138 million on a discounted basis.

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

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At September 10, 2005, the estimated market value of the property underlying this lease equaled the purchase option. The company’s fair value of the obligation under its guaranty arrangements related to this synthetic lease has a balance of $1.0 million at September 10, 2005, which is included in other liabilities and deferred income taxes in the accompanying Condensed Consolidated Balance Sheets.

The company had $180.1 million of outstanding letters of credit as of September 10, 2005, of which $152.3 million were issued under a credit facility and $27.8 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 0.90 percent on the outstanding balance of the letters of credit.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fiscal 2006 reflects an economy that continues to expand within a modest inflationary environment that is pressured by higher fuel prices. Our supply chain services business is comprised of our traditional food distribution business and third party logistics business including the acquisition of Total Logistics, Inc. (Total Logistics), a national provider of integrated third-party logistics services, which was acquired late in the fourth quarter of fiscal 2005. Fiscal 2006 supply chain services results will also include start-up costs for new growth and return initiatives for supply chain technology and the launch of our specialty produce distribution business, W. Newell and Co.

In September 2005, the company announced plans to dispose of its twenty corporate operated Shop ‘n Save retail stores in Pittsburgh (Pittsburgh). The charges related to the exit are expected to total approximately $43 million after-tax or $0.30 per diluted share. Fiscal 2006 second quarter results reflect charges of approximately $36 million after-tax, or $0.25 per diluted share, with the remainder expected to occur in the last half of fiscal 2006 as the stores are disposed of. The second quarter results also reflect incurred property losses of approximately $3 million after-tax, or $0.02 per diluted share from Hurricane Katrina primarily at Save-A-Lot locations in Louisiana (Hurricane).

Given the life cycle maturity of our traditional distribution business with its inherent attrition rate, future growth will be modest and primarily achieved through serving new independent customers, net growth from existing customers, and further consolidation opportunities. Annual sales attrition in the traditional food distribution business is planned to be in the historical range of two to four percent when excluding the cycling of three large customer transitions to other suppliers in fiscal 2005. Same-store retail sales decreased 1.6 percent in the second quarter and decreased 0.7 percent for year-to-date and is expected to be soft for the remainder of the year. As a result of the plan to dispose of twenty Pittsburgh stores, these stores have been excluded from the same store sales calculation. We remain committed to our strategy, which includes innovative retail merchandising programs and network expansion and the delivery of best-in-class supply chain services across the grocery retail channel and beyond, and achieving our return on invested capital goal through a variety of initiatives.

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS:

In the second quarter of fiscal 2006, the company achieved net sales of $4.6 billion compared with $4.5 billion last year. Net earnings for the second quarter of fiscal 2006 were $33.8 million, basic earnings per share were $0.25 and diluted earnings per share were $0.24 compared with net earnings of $78.5 million, basic earnings per share of $0.58 and diluted earnings per share of $0.55 last year. Results for fiscal 2006 include charges of approximately $36 million after-tax or $0.25 per diluted share related to Pittsburgh and $3 million after-tax or $0.02 per diluted share for losses related to the Hurricane.

Net Sales

Net sales for the second quarter of fiscal 2006 were $4.6 billion compared with $4.5 billion last year, an increase of $0.1 billion or 1.5 percent from last year. Retail food sales were approximately 54 percent of net sales and supply chain services sales were approximately 46 percent of net sales for the second quarter of fiscal 2006, consistent with last year.

Retail food sales for the second quarter of fiscal 2006 were $2.4 billion, flat compared with last year. Retail food sales reflect net new store growth of approximately two percent, which was substantially offset by negative same store sales including sales to licensees. Same store retail sales, defined as corporate stores operating for four full quarters, including store expansions, for the second quarter of fiscal 2006 decreased 1.6 percent.

Store activity since last year’s second quarter, including licensed stores, resulted in 79 new stores opened and 39 stores closed for a total of 1,553 stores at the end of second quarter fiscal 2006. Total retail square footage, including licensed stores, increased approximately 3 percent from last year’s second quarter.

Supply chain services sales for the second quarter of fiscal 2006 were $2.1 billion compared with $2.0 billion last year, an increase of $0.1 billion or 2.8 percent. Sales reflect increases related to the acquisition of Total Logistics, new business from the traditional food distribution business and temporary new business of three percent, three percent and two percent, respectively, partially offset by customer attrition, which includes the impact of cycling three large customer transitions to other suppliers in the prior year.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.5 percent for the second quarter of fiscal 2006 compared with 14.6 percent last year. The decrease in gross profit as a percent of net sales primarily reflects the impact of approximately $10 million pre-tax related to start-up costs for growth initiatives which more than offset the higher third party logistics business margin associated with Total Logistics and benefits of retail merchandising execution.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 12.8 percent for the second quarter of fiscal 2006 compared with 11.2 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the asset impairment and other charges related to Pittsburgh and the impact of the Hurricane. In addition, the increase reflects higher utilities, bank fees and depreciation expenses and the negative expense leverage from retail food sales. Second quarter fiscal 2005 includes a favorable litigation settlement of $7.6 million pre-tax.

Restructure and Other Charges

For the second quarter of fiscal 2006 and 2005, the company incurred $1.0 million and $5.9 million, respectively, in pre-tax restructure and other charges, consisting of adjustments in restructure reserves and holding costs and changes in estimates on exited real estate in certain markets.

Operating Earnings

Operating earnings for the second quarter of fiscal 2006 were $77.6 million compared with $148.6 million last year. Results for fiscal 2006 include charges of approximately $57 million pre-tax related to Pittsburgh and $5 million pre-tax related to the Hurricane. Retail food operating earnings for the second quarter of fiscal 2006 were $39.0 million, or 1.6 percent of net sales, compared to last year’s operating earnings of $105.3 million, or 4.3 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, primarily reflects the asset impairment and other charges for Pittsburgh and the Hurricane. Also impacting results were higher expenses and negative expense leverage from retail food sales. Supply chain services operating earnings for the second quarter of fiscal 2006 decreased 9.6 percent to $47.7 million, or 2.3 percent of net sales, from last year’s operating earnings of $52.7 million, or 2.6 percent of net sales. The decrease in supply chain services operating earnings, as a percent of net sales, primarily reflects the start-up costs related to growth initiatives which more than offset the higher margin third party logistics business.

Net Interest Expense

Net interest expense was $24.0 million in the second quarter of fiscal 2006 compared with $23.9 million last year.

Income Taxes

The effective tax rate was 37.0 percent in the second quarter of fiscal 2006 and fiscal 2005.

Net Earnings

Net earnings were $33.8 million, or $0.25 per basic share and $0.24 per diluted share, in the second quarter of fiscal 2006 compared with net earnings of $78.5 million, or $0.58 per basic share and $0.55 per diluted share last year. Results for fiscal 2006 include charges of $0.25 per diluted share related to Pittsburgh and $0.02 per diluted share related to the Hurricane.

Weighted average basic shares increased to 136.1 million in the second quarter of fiscal 2006 compared with 135.2 million shares last year and weighted average diluted shares increased to 145.9 million in the second quarter of fiscal 2006 compared with 144.9 million shares last year, reflecting the net impact of stock option activity including dilution impacts.

YEAR-TO-DATE RESULTS:

Year-to-date for fiscal 2006, the company achieved net sales of $10.5 billion compared with $10.4 billion last year. Net earnings for fiscal 2006 year-to-date were $125.0 million, basic earnings per share were $0.92 and diluted earnings per share were $0.88 compared with net earnings of $227.9 million, basic earnings per share of $1.68 and diluted earnings per share of $1.60 last year. Results for fiscal 2006 include charges of approximately $36 million after-tax, or $0.25 per diluted share related to Pittsburgh and approximately $3 million after-tax, or $0.02 per diluted share related to the Hurricane. Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo Foods, Inc. (WinCo) of $68.3 million or $0.51 basic earnings per share and $0.47 diluted earnings per share.

Net Sales

Net sales for fiscal 2006 year-to-date were $10.5 billion compared with $10.4 billion last year, an increase of $0.1 billion or 1.3 percent from last year. Retail food sales were approximately 54 percent of net sales and supply chain services sales were approximately 46 percent of net sales for fiscal 2006 year-to-date, consistent with last year.

Retail food sales for fiscal 2006 year-to-date were $5.6 billion, an increase of $0.1 billion or 1.2 percent. The increase reflects net new store growth of approximately three percent, which was partially offset by negative same store sales including sales to licensees. Same-store retail sales for fiscal 2006 year-to-date decreased 0.7 percent.

Supply chain services sales for fiscal 2006 year-to-date were $4.9 billion compared with $4.8 billion last year, an increase of $0.1 billion. Supply chain services sales increased 1.4 percent compared with last year, primarily reflecting the recent acquisition of Total Logistics, new business from the traditional food distribution business and temporary new business of approximately three percent, three percent and two percent, respectively, offset by customer attrition, which includes the impact of cycling three large customer transitions to other suppliers in the prior year.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.5 percent for fiscal 2006 year-to-date compared with 14.4 percent last year. The increase in gross profit as a percent of net sales primarily reflects the acquisition of Total Logistics, a higher margin third party logistics business and benefits of retail merchandising, partially offset by the impact of start-up costs related to growth initiatives.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 12.1 percent for fiscal 2006 year-to-date compared with 11.3 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the asset impairment and other charges related to Pittsburgh and the impact of the Hurricane. In addition, the increase reflects higher utilities, bank fees, and depreciation expenses and the negative expense leverage from retail food sales. Fiscal 2005 includes a favorable litigation settlement of $7.6 million pre-tax.

Restructure and Other Charges

For fiscal 2006 and fiscal 2005 year-to-date, the company incurred $1.2 million and $6.1 million, respectively, in pre-tax restructure and other charges, consisting of adjustments in restructure reserves and holding costs and changes in estimates on exited real estate in certain markets.

Operating Earnings

Operating earnings for fiscal 2006 year-to-date were $259.3 million compared with $428.9 million last year. Results for fiscal 2006 include charges of approximately $57 million pre-tax related to Pittsburgh and $5 million pre-tax related to the Hurricane. Fiscal 2005 includes approximately $109 million pre-tax gain on the sale of WinCo. Retail food fiscal 2006 year-to-date operating earnings were $166.5 million, or 3.0 percent of net sales, compared to last year’s operating earnings of $234.1 million, or 4.2 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, primarily reflects the asset impairment and other charges related to Pittsburgh and the Hurricane. Also impacting results were higher expenses and negative expense leverage from retail food sales. Supply chain services fiscal 2006 year-to-date operating earnings increased 2.9 percent to $119.0 million, or 2.4 percent of net sales, from last year’s operating earnings of $115.6 million, or 2.4 percent of net sales. The increase in supply chain services operating earnings primarily reflects the higher margin third party logistics service business, partially offset by start-up costs related to growth initiatives.

Net Interest Expense

Net interest expense decreased to $60.9 million in fiscal 2006 year-to-date compared with $66.2 million last year. The decrease primarily reflects lower borrowing levels and the absence of the $5.7 million early redemption costs relating to the $250 million notes redeemed in the first quarter of fiscal 2005.

Income Taxes

The effective tax rate was 37.0 and 37.2 percent in fiscal 2006 year-to-date and fiscal 2005 year-to-date, respectively.

Net Earnings

Net earnings were $125.0 million, or $0.92 per basic share and $0.88 per diluted share, for fiscal 2006 year-to-date compared with net earnings of $227.9 million, or $1.68 per basic share and $1.60 per diluted share last year. Results for fiscal 2006 year-to-date include charges of $0.25 per diluted share related to Pittsburgh and $0.02 per diluted share related to the Hurricane. Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.47 per diluted share.

Weighted average basic shares increased to 135.9 million fiscal 2006 year-to-date compared with 135.2 million last year and weighted average diluted shares increased to 145.7 million fiscal 2006 year-to-date compared with 145.2 million shares last year, reflecting the net impact of stock option activity including dilution impacts.

RESTRUCTURE AND OTHER CHARGES

In the first half of fiscal 2006, the company recognized pre-tax restructure and other charges of $1.2 million. The charges primarily relate to the 2001 restructure plan and consisted of adjustments to the restructure reserves of $0.1 million and holding costs of $1.1 million. All activity for the fiscal 2001 restructure plan was completed in fiscal 2003. At September 10, 2005, remaining restructure reserves for the 2001 plan were $31.7 million. The remaining restructure 2001 reserves include $13.4 million for lease related costs and $18.3 million for employee related costs. See the company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding restructure and other charges.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $508.0 million for fiscal 2006 year-to-date compared with $464.9 million last year.

Net cash used in investing activities was $130.5 million for fiscal 2006 year-to-date compared to net cash provided by investing activities of $122.1 million last year. Fiscal 2006 year-to-date investing activities primarily reflect capital spending to fund retail store expansion and store remodeling. Fiscal 2005 year-to-date investing activities primarily reflect proceeds from the sale of WinCo partially offset by capital spending to fund retail store expansion and store remodeling.

Net cash used in financing activities was $87.9 million for fiscal 2006 year-to-date compared with $350.3 million last year. Fiscal 2006 year-to-date financing activities primarily reflect the payment of dividends of $41.5 million and repayment of long-term debt of $33.2 million. Fiscal 2005 year-to-date financing activities primarily reflect the early redemption on May 3, 2004 of $250.0 million of 7.625 percent notes due September 15, 2004, the payment of dividends of $39.2 million and a net $35.6 million for stock benefit plan related activity.

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

On February 28, 2005, the company executed a five year unsecured $750.0 million revolving credit agreement replacing the previous $650.0 million revolving credit agreement which was terminated. Amounts utilized under this credit agreement have rates tied to LIBOR plus 0.275 to 0.675 percent and there are facility fees ranging from 0.10 percent to 0.20 percent on the total amount of the facility, both based on the company’s credit ratings. The agreement contains various financial covenants including ratios for interest coverage and debt leverage. All letters of credit that had been issued and outstanding under the previous credit facility were transferred under the new credit facility.

As of September 10, 2005, the company’s current portion of outstanding debt including obligations under capital leases was $143.5 million. The company had no outstanding borrowings under its unsecured $750.0 million revolving credit facility. Letters of credit outstanding under the credit facility were $152.3 million and the unused available credit under the facility was $597.7 million. The company also had $27.8 million of outstanding letters of credit issued under separate agreements with financial institutions.

As of September 10, 2005, the company had no outstanding borrowings under its annual accounts receivable securitization program, renewed in August 2005. Under the program, the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. Facility fees under this program equal 0.175 percent of any undrawn balance.

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

The company’s debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the debt agreements. The company has met the financial covenants under the debt agreements as of September 10, 2005.

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60 million.

Capital spending during the second quarter of fiscal 2006 was $62.7 million, including $0.3 million in capital leases. Capital spending for year-to-date fiscal 2006 was $165.0 million, including $24.2 million of capital leases. Capital spending primarily included retail store expansion and store remodeling. The company’s capital spending for fiscal 2006 is projected to be approximately $450.0 million to $475.0 million, including approximately $50.0 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 10, 2005. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately eleven years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 10, 2005, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is approximately $244 million and represents approximately $138 million on a discounted basis.

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

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At September 10, 2005, the estimated market value of the property underlying this lease equaled the purchase option. The company’s fair value of the obligation under its guaranty arrangements related to this synthetic lease had a balance of $1.0 million at September 10, 2005, which is included in other liabilities and deferred income taxes in the accompanying Condensed Consolidated Balance Sheets.

The company had $180.1 million of outstanding letters of credit as of September 10, 2005, of which $152.3 million were issued under the credit facility and $27.8 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 0.90 percent on the outstanding balance of the letters of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

There were no material changes in the company’s contractual obligations and off-balance arrangements during the period covered by the report. See the company’s Annual Report Form 10-K for fiscal 2005, for additional information regarding contractual obligations and off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for fiscal years beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. The company plans to adopt the revised statement in the first quarter of its fiscal year 2007, which begins on February 26, 2006.

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

•	Economic Conditions. The food industry is sensitive to a number of economic conditions such as: (i) food price deflation or inflation, (ii) softness in local and national economies, (iii) increases in commodity prices, (iv) fluctuations in fuel prices, (v) the availability of favorable credit and trade terms, and (vi) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retailer customers, our operating costs and other aspects of our businesses.

•	Competition. The industries in which we compete are extremely competitive. Both our retail food and supply chain services businesses are subject to competitive practices that may affect: (i) the prices at which we are able to sell products at our retail locations, (ii) sales volume, (iii) the ability of our distribution customers to sell products we supply, which may affect future orders, and (iv) our ability to attract and retain customers. In addition, the nature and extent of consolidation in the retail food and traditional food distribution industries could affect our competitive position or that of our distribution customers in the markets we serve.

Our retail food business faces competition from other retail chains, supercenters, non-traditional competitors and emerging alternative formats in the markets where we have retail operations. In our traditional food distribution business, our success depends in part on the ability of our independent retailer customers to compete with these same formats, our ability to attract new customers, and our ability to supply products in a cost effective manner. Declines in the level of retail sales activity of our traditional distribution customers due to competition, consolidations of retailers or competitors, increased self-distribution by our customers, or the entry of new or non-traditional distribution systems into the industry may adversely affect our revenues.

•	Security and Food Safety. Wartime activities, threats of terror, acts of terror or other criminal activity directed at the grocery industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect the company’s operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination or food-born illness could have an adverse effect on the company’s operating results.

•	Labor Relations and Employee Benefit Costs. Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products or provide logistics services. We contribute to various multi-employer healthcare and pension plans covering certain union represented employees in both our retail and distribution operations. Approximately one-third of the employees in our total workforce are participants in multi-employer plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe certain of these multi-employer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges.

•	Expansion and Acquisitions. While we intend to continue to expand our retail and supply chain services businesses through new store openings, new affiliations and acquisitions, expansion is subject to a number of risks, including the adequacy of our capital resources, the location of suitable store or distribution center sites and the negotiation of acceptable purchase or lease terms, and the ability to hire and train employees. Acquisitions may involve a number of special risks, including: making acquisitions at acceptable rates of return, the diversion of management’s attention to the assimilation of the operations and integration of personnel of the acquired business, costs and other risks associated with integrating or adapting operating systems, and potential adverse effects on our operating results.

•	Natural Disaster. The impact of natural disasters on the company’s assets as well as on local and regional markets, transportation systems and the company’s customers.

•	Liquidity. We expect to continue to replenish operating assets with internally generated funds. However, if our capital spending significantly exceeds anticipated capital needs, additional funding could be required from other sources including borrowing under our bank credit lines or through debt issuances. In addition, acquisitions could affect our borrowing costs and future financial flexibility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K for fiscal 2005 for a discussion of market risk for the company.

ITEM 4. CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act) as of September 10, 2005, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of September 10, 2005, the company’s disclosure controls and procedures are effective.

During the fiscal quarter ended September 10, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s Condensed Consolidated Statement of Earnings or consolidated financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
June 19, 2005 to July 16, 2005	21,508	$32.93	—	4,038,300
Second four weeks
July 17, 2005 to August 13, 2005	179,130	$34.67	—	4,038,300
Third four weeks
August 14, 2005 to September 10, 2005	349,014	$31.38	345,000	3,693,300

Totals	549,652	$32.51	345,000	3,693,300

(1)	The reported periods conform to the company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2006 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the company’s compensatory stock plans of 204,652 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as the vesting of restricted stock granted under such plans.
(3)	On May 26, 2004, the company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 5,000,000 additional shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans. As of September 10, 2005, 3,693,300 shares remained available for purchase under that program.

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

SUPERVALU INC. (Registrant)

Dated: October 20, 2005	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.