Form 10-Q
period 2005-12-03
SUPERVALU INC
filed 2006-01-12
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 3, 2005.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of January 10, 2006 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	136,307,953

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Third Quarter (12 weeks) ended
	December 3, 2005	% of sales	December 4, 2004	% of sales
	(unaudited)
Net sales	$4,694,987	100.0%	$4,555,122	100.0%
Costs and expenses
Cost of sales	4,020,288	85.6	3,894,925	85.5
Selling and administrative expenses	530,059	11.3	512,948	11.3
Restructure and other charges	2,199	—	20,276	0.4

Operating earnings	142,441	3.1	126,973	2.8
Interest expense, net	23,089	0.5	23,889	0.5

Earnings before income taxes	119,352	2.6	103,084	2.3
Provision for income taxes	44,160	1.0	38,141	0.9

Net earnings	$75,192	1.6%	$64,943	1.4%

Weighted average number of common shares outstanding
Basic	136,199		134,343
Diluted	145,549		144,058
Net earnings per common share—basic	$0.55		$0.48
Net earnings per common share—diluted	$0.53		$0.46
Dividends declared per common share	$0.1625		$0.1525

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except percent and per share data)

	Year-to-date (40 weeks) ended
	December 3, 2005	% of sales	December 4, 2004	% of sales
	(unaudited)
Net sales	$15,223,495	100.0%	$14,952,734	100.0%
Costs and expenses
Cost of sales	13,018,257	85.5	12,792,362	85.5
Selling and administrative expenses	1,800,145	11.8	1,686,278	11.3
Gain on sale of WinCo Foods, Inc.	—	—	(109,238)	(0.7)
Restructure and other charges	3,369	—	26,416	0.2

Operating earnings	401,724	2.7	556,916	3.7
Interest expense, net	83,999	0.6	91,144	0.6

Earnings before income taxes	317,725	2.1	465,772	3.1
Provision for income taxes	117,558	0.8	172,882	1.2

Net earnings	$200,167	1.3%	$292,890	1.9%

Weighted average number of common shares outstanding
Basic	136,007		134,970
Diluted	145,684		144,833
Net earnings per common share—basic	$1.47		$2.17
Net earnings per common share—diluted	$1.41		$2.06
Dividends declared per common share	$0.4775		$0.4500

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	Third Quarter (12 weeks) ended		Year-to-date (40 weeks) ended
	December 3, 2005	December 4, 2004	December 3, 2005	December 4, 2004
	(unaudited)
Net sales

Retail food	$2,476,474	$2,430,240	$8,107,060	$7,995,610
% of total	52.7%	53.4%	53.3%	53.5%

Supply chain services	2,218,513	2,124,882	7,116,435	6,957,124
% of total	47.3%	46.6%	46.7%	46.5%

Total net sales	$4,694,987	$4,555,122	$15,223,495	$14,952,734
	100.0%	100.0%	100.0%	100.0%

Operating earnings

Retail food operating earnings	$104,474	$101,260	$271,015	$335,321
% of sales	4.2%	4.2%	3.3%	4.2%

Supply chain services operating earnings	53,959	59,546	173,005	175,194
% of sales	2.4%	2.8%	2.4%	2.5%

Subtotal	158,433	160,806	444,020	510,515
% of sales	3.4%	3.5%	2.9%	3.4%

General corporate expenses	(13,793)	(13,557)	(38,927)	(36,421)
Gain on sale of WinCo Foods, Inc.	—	—	—	109,238
Restructure and other charges	(2,199)	(20,276)	(3,369)	(26,416)

Total operating earnings	142,441	126,973	401,724	556,916
% of sales	3.1%	2.8%	2.7%	3.7%

Interest expense, net	(23,089)	(23,889)	(83,999)	(91,144)

Earnings before income taxes	119,352	103,084	317,725	465,772

Provision for income taxes	(44,160)	(38,141)	(117,558)	(172,882)

Net earnings	$75,192	$64,943	$200,167	$292,890

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

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Third Quarter	Fiscal Year End
	December 3, 2005	February 26, 2005
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$569,238	$463,915
Receivables, less allowance of $14,998 as of December 3, 2005 and $22,523 as of February 26, 2005	460,660	464,249
Inventories, net	1,236,398	1,032,034
Other current assets	129,441	161,922

Total current assets	2,395,737	2,122,120
Long-term receivables, less allowance of $11,481 as of December 3, 2005 and $11,240 as of February 26, 2005	80,898	88,551
Property, plant and equipment, net	2,118,429	2,190,888
Goodwill and other assets	1,881,054	1,872,403

Total assets	$6,476,118	$6,273,962

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,236,013	$1,106,860
Current debt and obligations under capital leases	124,557	99,463
Other current liabilities	444,996	420,888

Total current liabilities	1,805,566	1,627,211
Long-term debt and obligations under capital leases	1,495,889	1,578,867
Other liabilities and deferred income taxes	518,244	557,323
Commitments and contingencies
Total stockholders’ equity	2,656,419	2,510,561

Total liabilities and stockholders’ equity	$6,476,118	$6,273,962

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 28, 2004	150,670	$150,670	$102,352	(15,910)	$(298,291)	$(98,732)	$2,353,575	$2,209,574
Net earnings	—	—	—	—	—	—	385,823	385,823
Other comprehensive loss	—	—	—	—	—	(5,849)	—	(5,849)
Sales of common stock under option plans	—	—	12,522	2,646	44,143	—	—	56,665
Cash dividends declared on common stock $0.6025 per share	—	—	—	—	—	—	(81,386)	(81,386)
Compensation under employee incentive plans	—	—	1,173	49	520	—	—	1,693
Purchase of shares for treasury	—	—	—	(1,977)	(55,959)	—	—	(55,959)

BALANCES AT FEBRUARY 26, 2005	150,670	150,670	116,047	(15,192)	(309,587)	(104,581)	2,658,012	2,510,561
Net earnings	—	—	—	—	—	—	200,167	200,167
Sales of common stock under option plans	—	—	12,973	1,464	20,062	—	—	33,035
Cash dividends declared on common stock $0.4775 per share	—	—	—	—	—	—	(65,035)	(65,035)
Compensation under employee incentive plans	—	—	2,970	192	3,532	—	—	6,502
Purchase of shares for treasury	—	—	—	(895)	(28,811)	—	—	(28,811)

BALANCES AT DECEMBER 3, 2005	150,670	$150,670	$131,990	(14,431)	$(314,804)	$(104,581)	$2,793,144	$2,656,419

	40 weeks ended December 3, 2005	40 weeks ended December 4, 2004
Comprehensive income
Net earnings	$200,167	$292,890

Comprehensive income	$200,167	$292,890

See notes to condensed consolidated financial statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year-to-date (40 weeks) ended
	December 3, 2005	December 4, 2004
	(unaudited)
Cash flows from operating activities
Net earnings	$200,167	$292,890
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	238,896	232,657
Impairment charge	54,584	—
LIFO expense	6,859	7,033
Provision for losses on receivables	785	3,454
Loss on sale of property, plant and equipment	2,663	2,874
Gain on sale of WinCo Foods, Inc.	—	(109,238)
Restructure and other charges	3,369	26,416
Deferred income taxes	(57,042)	(34,923)
Equity in earnings of unconsolidated subsidiaries	(9,826)	(12,654)
Other adjustments, net	4,641	3,988
Changes in assets and liabilities	16,620	(25,507)

Net cash provided by operating activities	461,716	386,990

Cash flows from investing activities
Proceeds from sale of assets	11,646	24,994
Proceeds from sale of WinCo Foods, Inc.	—	229,846
Purchases of property, plant and equipment	(216,729)	(182,941)

Net cash provided (used) by investing activities	(205,083)	71,899

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	3,813
Repayment of long-term debt	(56,292)	(268,902)
Reduction of obligations under capital leases	(25,788)	(24,387)
Net proceeds from the sale of common stock under option plans	23,254	25,574
Dividends paid	(63,673)	(59,699)
Payment for purchase of treasury shares	(28,811)	(55,960)

Net cash used in financing activities	(151,310)	(379,561)

Net increase in cash and cash equivalents	105,323	79,328
Cash and cash equivalents at beginning of period	463,915	291,956

Cash and cash equivalents at the end of period	$569,238	$371,284

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

Statement of Registrant:

The accompanying condensed consolidated financial statements of the company for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K. The results of operations for the 12 and 40 weeks ended December 3, 2005 are not necessarily indicative of the results expected for the full year.

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

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Third Quarter (12 weeks) Ended		Year-to-Date (40 weeks) Ended
	December 3, 2005	December 4, 2004	December 3, 2005	December 4, 2004
	(In thousands, except per share amounts)
Net earnings, as reported	$75,192	$64,943	$200,167	$292,890
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	1,816	1,601	4,502	4,200
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,526)	(4,049)	(17,634)	(15,210)

Pro forma net earnings	72,482	62,495	187,035	281,880

Add: interest on dilutive convertible debentures, net of related tax effect	1,623	1,526	5,404	5,202

Pro forma net earnings for diluted earnings per share	$74,105	$64,021	$192,439	$287,082

Earnings per share—basic:
As reported	$0.55	$0.48	$1.47	$2.17
Pro forma	$0.53	$0.46	$1.38	$2.09
Earnings per share—diluted:
As reported	$0.53	$0.46	$1.41	$2.06
Pro forma	$0.51	$0.45	$1.33	$1.99

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

The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter (12 weeks) Ended		Year-to-date (40 weeks) Ended
	December 3, 2005	December 4, 2004	December 3, 2005	December 4, 2004
	(In thousands, except per share amounts)
Earnings per share—basic
Net earnings	$75,192	$64,943	$200,167	$292,890
Weighted average shares outstanding—basic	136,199	134,343	136,007	134,970
Earnings per share—basic	$0.55	$0.48	$1.47	$2.17

Earnings per share—diluted
Net earnings	$75,192	$64,943	$200,167	$292,890
Interest related to dilutive contingently convertible debentures, net of tax	1,623	1,526	5,404	5,202

Net earnings used for diluted earnings per share calculation	$76,815	$66,469	$205,571	$298,092

Weighted average shares outstanding	136,199	134,343	136,007	134,970
Dilutive impact of options outstanding	1,532	1,897	1,859	2,045
Dilutive impact of contingently convertible debentures	7,818	7,818	7,818	7,818

Weighted average shares—diluted	145,549	144,058	145,684	144,833

Earnings per share—diluted	$0.53	$0.46	$1.41	$2.06

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

BENEFIT PLANS

The following table provides the components of net periodic pension and postretirement benefit cost for fiscal 2006 and fiscal 2005:

	Third Quarter (12 weeks) Ended
	Pension Benefits		Postretirement Benefits
	December 3, 2005	December 4, 2004	December 3, 2005	December 4, 2004
	(In thousands)
Service cost	$4,793	$4,109	$416	$323
Interest cost	9,358	8,051	1,987	1,544
Expected return on plan assets	(9,420)	(8,875)	—	—
Amortization of:
Unrecognized net loss	5,354	4,008	1,547	833
Unrecognized prior service cost	299	267	(439)	(436)

Net periodic benefit cost	$10,384	$7,560	$3,511	$2,264

	Year-to-Date (40 weeks) Ended
	Pension Benefits		Postretirement Benefits
	December 3, 2005	December 4, 2004	December 3, 2005	December 4, 2004
	(In thousands)
Service cost	$15,853	$14,698	$1,378	$1,098
Interest cost	30,948	28,798	6,582	5,242
Expected return on plan assets	(31,155)	(31,748)	—	—
Amortization of:
Unrecognized net loss	17,706	14,337	5,128	2,831
Unrecognized prior service cost	989	956	(1,454)	(1,481)

Net periodic benefit cost	$34,341	$27,041	$11,634	$7,690

The company contributed $25.0 million to its non–union defined benefit pension plan in the first quarter of fiscal 2006.

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

RESTRUCTURE AND OTHER CHARGES

In the first three quarters of fiscal 2006, the company recognized pre-tax restructure and other charges of $3.4 million. The charges primarily relate to the 2001 restructure plan and consisted of adjustments to the restructure reserves and asset impairment charges of $1.6 million and holding costs of $1.8 million. All activity for the fiscal 2001 restructure plan was completed in fiscal 2003. At December 3, 2005, remaining restructure reserves for the 2001 restructure plan were $27.4 million which include $12.4 million for lease related costs and $15.0 million for employee related costs. See the company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding restructure and other charges.

ASSET IMPAIRMENT AND RESERVES FOR CLOSED PROPERTIES

During the second quarter of fiscal 2006, the company announced plans to dispose of its twenty corporate operated Shop ‘n Save retail stores in Pittsburgh (Pittsburgh). Related to this disposition, the company incurred a charge of $57.3 million, which included asset and goodwill impairment charges of $53.4 million and other costs of $3.9 million. The company anticipates completing the disposition and incurring approximately $11 million in additional charges in the fourth quarter of fiscal 2006.

Asset Impairment

The company recognized asset impairment charges of $54.6 million in the first three quarters of fiscal 2006, on the write-down of property, plant and equipment primarily for Pittsburgh. Impairment charges, a component of selling and administrative expenses in the Condensed Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

Reserves for Closed Properties

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, future payments on exited real estate and severance. Details of the activity in the closed property reserves for year-to-date fiscal 2006 are as follows:

	Balance February 26, 2005	Additions	Usage	Balance December 3, 2005
	(In thousands)
Reserves for closed properties	$37,446	6,969	(6,588)	$37,827

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In fiscal 2005, the company acquired Total Logistics, Inc. (Total Logistics), a national provider of third party logistics services for approximately $234 million comprised of $164 million of cash and $70 million of assumed debt. As part of the Total Logistics acquisition, the company acquired Zero Zone, a refrigeration case and system manufacturer, which will be divested in fiscal 2006 as it is non-core to the company’s food retail and supply chain services businesses. The preliminary purchase price allocation resulted in approximately $14.7 million of intangible assets related to trademarks, tradenames and customer relationships and approximately $135.6 million of goodwill including an adjustment of $17.7 million in fiscal 2006. The allocation of the acquisition cost was based on a preliminary independent appraisal of fair values. The appraised values will be finalized during fiscal 2006 and may differ from the amounts presented.

At December 3, 2005, the company had approximately $1.7 billion of goodwill of which $0.8 billion related to retail food and $0.9 billion related to supply chain services.

A summary of changes in the company’s other acquired intangible assets year-to-date fiscal 2006 follows:

	February 26, 2005	Amortization	Net Additions	December 3, 2005
	(In thousands)
Goodwill	$1,627,847		$24,426	$1,652,273
Other acquired intangible assets:
Trademarks and tradenames	22,254		70	22,324
Leasehold rights, customer lists and other (accumulated amortization of $23,038 and $20,573 at December 3, 2005 and February 26, 2005, respectively)	49,285		389	49,674
Customer relationships (accumulated amortization of $4,552 and $2,492 at December 3, 2005 and February 26, 2005, respectively)	47,069		958	48,027
Non-compete agreements (accumulated amortization of $4,926 and $4,329 at December 3, 2005 and February 26, 2005, respectively)	8,294		—	8,294

Total other acquired intangible assets	126,902		1,417	128,319
Accumulated amortization	(27,394)	$(5,122)	—	(32,516)

Total goodwill and other acquired intangible assets, net	$1,727,355	$(5,122)	$25,843	$1,748,076

Other acquired intangible assets are a component of goodwill and other assets in the accompanying Condensed Consolidated Balance Sheets. Year-to-date for fiscal 2006 and fiscal 2005, the company recorded amortization expense relating to other acquired intangible assets of approximately $5.1 million and $4.7 million, respectively. Future amortization expense relating to other acquired intangible assets will approximate $6.0 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks and tradenames.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchanged a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are a component of goodwill and other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings, and through December 3, 2005, the net earnings impact was zero.

The company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at December 3, 2005. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately eleven years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At December 3, 2005, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was $235 million and represented $132 million on a discounted basis.

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

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At December 3, 2005, the estimated market value of the property underlying this lease equaled the purchase option. The company’s fair value of the obligation under its guaranty arrangements related to this synthetic lease has a balance of $0.7 million at December 3, 2005, which is included in other liabilities and deferred income taxes in the accompanying Condensed Consolidated Balance Sheets.

The company had $174.2 million of outstanding letters of credit as of December 3, 2005, of which $144.4 million were issued under a credit facility and $29.8 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to .90 percent on the outstanding balance of the letters of credit.

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

In September 2005, the company announced plans to dispose of its twenty corporate operated Shop ‘n Save retail stores in Pittsburgh (Pittsburgh) incurring charges of approximately $43 million after-tax, or $0.30 per diluted share, including charges of approximately $7 million, or $.05 per diluted share, in the fourth quarter. Fiscal 2006 results also reflect incurred property losses of approximately $3 million after-tax, or $0.02 per diluted share from Hurricane Katrina primarily at Save-A-Lot locations in Louisiana (Hurricane).

Same-store retail sales decreased 0.9 percent in the third quarter and decreased 0.8 percent for year-to-date and is expected to be soft for the remainder of the year. As a result of the plan to dispose of twenty Pittsburgh stores, these stores have been excluded from the same store sales calculation. We remain committed to our strategy, which includes innovative retail merchandising programs and network expansion and the delivery of best-in-class supply chain services across the grocery retail channel. Our strategy and related initiatives are expected to result in the achievement of our long-term return on invested capital goal.

RESULTS OF OPERATIONS

THIRD QUARTER RESULTS:

In the third quarter of fiscal 2006, the company achieved net sales of $4.7 billion compared with $4.6 billion last year. Net earnings for the third quarter of fiscal 2006 were $75.2 million, basic earnings per share were $0.55 and diluted earnings per share were $0.53 compared with net earnings of $64.9 million, basic earnings per share of $0.48 and diluted earnings per share of $0.46 last year.

Net Sales

Net sales for the third quarter of fiscal 2006 were $4.7 billion compared with $4.6 billion last year, an increase of $0.1 billion or 3.1 percent from last year. Retail food sales were approximately 53 percent of net sales and supply chain services sales were approximately 47 percent of net sales for the third quarter of fiscal 2006, consistent with last year.

Retail food sales for the third quarter of fiscal 2006 were $2.5 billion, compared with $2.4 billion, an increase of $0.1 billion or 1.9 percent. The increase primarily reflects net new store growth of approximately two percent . Same store retail sales, defined as corporate stores operating for four full quarters, including store expansions, for the third quarter of fiscal 2006 decreased 0.9 percent.

Store activity since last year’s third quarter, including licensed stores, resulted in 54 new stores opened and 47 stores closed for a total of 1,546 stores at the end of third quarter fiscal 2006. Total retail square footage, including licensed stores, increased approximately two percent from last year’s third quarter.

Supply chain services sales for the third quarter of fiscal 2006 were $2.2 billion compared with $2.1 billion last year, an increase of $0.1 billion or 4.4 percent. Sales reflect increases related to new business from the traditional food distribution business, the acquisition of Total Logistics and temporary new business of four percent, two percent and two percent, respectively, partially offset by customer attrition.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.4 percent for the third quarter of fiscal 2006 compared with 14.5 percent last year. The decrease in gross profit as a percent of net sales primarily reflects the impact of approximately $5.5 million of start-up costs for growth initiatives which more than offset the benefits of retail merchandising execution and the acquisition of Total Logistics, a higher margin third party logistics business.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 11.3 percent for the third quarter of fiscal 2006 and fiscal 2005.

Restructure and Other Charges

For the third quarter of fiscal 2006 and 2005, the company incurred $2.2 million and $20.3 million, respectively, in pre-tax restructure and other charges. These charges primarily reflect the increased liabilities associated with employee benefits related costs from previously exited distribution facilities as well as changes in estimates on exited real estate.

Operating Earnings

Operating earnings for the third quarter of fiscal 2006 were $142.4 million compared with $127.0 million last year. Last year included $20.3 million of restructure and other charges. Retail food operating earnings for the third quarter of fiscal 2006 were $104.5 million, or 4.2 percent of net sales, compared to last year’s operating earnings of $101.3 million, or 4.2 percent of net sales, reflecting benefits of merchandising programs offset by the expense leverage from negative same store sales and higher expenses primarily utilities and bank fees. Supply chain services operating earnings for the third quarter of fiscal 2006 decreased 9.4 percent to $54.0 million, or 2.4 percent of net sales, from last year’s operating earnings of $59.5 million, or 2.8 percent of net sales. The decrease in supply chain services operating earnings, as a percent of net sales, primarily reflects the start-up costs related to growth initiatives which more than offset the higher margin third party logistics business.

Net Interest Expense

Net interest expense was $23.1 million in the third quarter of fiscal 2006 compared with $23.9 million last year.

Income Taxes

The effective tax rate was 37.0 percent in the third quarter of fiscal 2006 and fiscal 2005.

Net Earnings

Net earnings were $75.2 million, or $0.55 per basic share and $0.53 per diluted share, in the third quarter of fiscal 2006 compared with net earnings of $64.9 million, or $0.48 per basic share and $0.46 per diluted share last year.

Weighted average basic shares increased to 136.2 million in the third quarter of fiscal 2006 compared with 134.3 million shares last year and weighted average diluted shares increased to 145.5 million in the third quarter of fiscal 2006 compared with 144.1 million shares last year, reflecting the net impact of stock activity including dilution impacts.

YEAR-TO-DATE RESULTS:

Year-to-date for fiscal 2006, the company achieved net sales of $15.2 billion compared with $15.0 billion last year. Net earnings for fiscal 2006 year-to-date were $200.2 million, basic earnings per share were $1.47 and diluted earnings per share were $1.41 compared with net earnings of $292.9 million, basic earnings per share of $2.17 and diluted earnings per share of $2.06 last year. Results for fiscal 2006 include charges of approximately $36.1 million after-tax, or $0.25 per diluted share related to Pittsburgh and approximately $3 million after-tax, or $0.02 per diluted share related to the Hurricane. Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo Foods, Inc. (WinCo) of $68.3 million or $0.51 basic earnings per share and $0.47 diluted earnings per share.

Net Sales

Net sales for fiscal 2006 year-to-date were $15.2 billion compared with $15.0 billion last year, an increase of $0.2 billion or 1.8 percent from last year. Retail food sales were approximately 53 percent of net sales and supply chain services sales were approximately 47 percent of net sales for fiscal 2006 year-to-date, consistent with last year.

Retail food sales for fiscal 2006 year-to-date were $8.1 billion, an increase of $0.1 billion or 1.4 percent from last year. The increase primarily reflects net new store growth of approximately two percent, which was partially offset by negative same store sales. Same-store retail sales for fiscal 2006 year-to-date decreased 0.8 percent.

Supply chain services sales for fiscal 2006 year-to-date were $7.1 billion compared with $7.0 billion last year, an increase of $0.1 billion or 2.3 percent compared with last year, primarily reflecting new business from the traditional food distribution business, the recent acquisition of Total Logistics and temporary new business of approximately three percent, three percent and two percent, respectively, offset by customer attrition, which includes the impact of cycling three large customer transitions to other suppliers in the prior year.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.5 percent for fiscal 2006 and fiscal 2005 year-to-date. Gross profit as a percent of net sales primarily reflects the benefits of retail merchandising execution and the acquisition of Total Logistics, a higher margin third party logistics business, partially offset by the impact of $20.6 million of start-up costs related to growth initiatives.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 11.8 percent for fiscal 2006 year-to-date compared with 11.3 percent last year. The increase primarily reflects approximately $57 million related to the asset impairment and other charges for Pittsburgh.

Restructure and Other Charges

For fiscal 2006 and fiscal 2005 year-to-date, the company incurred $3.4 million and $26.4 million, respectively, in pre-tax restructure and other charges. These charges primarily reflect the increased liabilities associated with employee benefits related costs from previously exited distribution facilities as well as changes in estimates on exited real estate.

Operating Earnings

Operating earnings for fiscal 2006 year-to-date were $401.7 million compared with $556.9 million last year. Results for fiscal 2006 include charges of approximately $57 million pre-tax related to Pittsburgh. Fiscal 2005 includes approximately $109 million pre-tax gain on the sale of WinCo and $26.4 million of restructure and other charges. Retail food fiscal 2006 year-to-date operating earnings were $271.0 million, or 3.3 percent of net sales, compared to last year’s operating earnings of $335.3 million, or 4.2 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, primarily reflects the asset impairment and other charges related to Pittsburgh, expense leverage from negative same store sales and higher expenses primarily utilities and bank fees. Supply chain services fiscal 2006 year-to-date operating earnings decreased 1.2 percent to $173.0 million, or 2.4 percent of net sales, from last year’s operating earnings of $175.2 million, or 2.5 percent of net sales. The decrease in supply chain services operating earnings, as a percent of net sales, primarily reflects the start-up costs related to growth initiatives which more than offset the higher margin third party logistics business.

Net Interest Expense

Net interest expense decreased to $84.0 million for fiscal 2006 year-to-date compared with $91.1 million last year. The decrease primarily reflects lower borrowing levels partially offset by higher borrowing rates and the absence of the $5.7 million early redemption costs relating to the $250 million notes redeemed in the first quarter of fiscal 2005.

Income Taxes

The effective tax rate was 37.0 and 37.1 percent for fiscal 2006 year-to-date and fiscal 2005 year-to-date, respectively.

Net Earnings

Net earnings were $200.2 million, or $1.47 per basic share and $1.41 per diluted share, for fiscal 2006 year-to-date compared with net earnings of $292.9 million, or $2.17 per basic share and $2.06 per diluted share last year. Results for fiscal

2006 year-to-date include charges of $0.25 per diluted share related to Pittsburgh and $0.02 per diluted share related to the Hurricane. Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.47 per diluted share.

Weighted average basic shares increased to 136.0 million for fiscal 2006 year-to-date compared with 135.0 million last year and weighted average diluted shares increased to 145.7 million for fiscal 2006 year-to-date compared with 144.8 million shares last year, reflecting the net impact of stock activity including dilution impacts.

RESTRUCTURE AND OTHER CHARGES

In the first three quarters of fiscal 2006, the company recognized pre-tax restructure and other charges of $3.4 million. The charges primarily relate to the 2001 restructure plan and consisted of adjustments to the restructure reserves of $1.6 million and holding costs of $1.8 million. All activity for the fiscal 2001 restructure plan was completed in fiscal 2003. At December 3, 2005, remaining restructure reserves for the 2001 restructure plan were $27.4 million which include $12.4 million for lease related costs and $15.0 million for employee related costs. See the company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding restructure and other charges.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $461.7 million for fiscal 2006 year-to-date compared with $387.0 million last year.

Net cash used in investing activities was $205.1 million for fiscal 2006 year-to-date compared to net cash provided by investing activities of $71.9 million last year. Fiscal 2006 year-to-date investing activities primarily reflect capital spending to fund retail store expansion and store remodeling. Fiscal 2005 year-to-date investing activities primarily reflect proceeds from the sale of WinCo partially offset by capital spending to fund retail store expansion and store remodeling.

Net cash used in financing activities was $151.3 million for fiscal 2006 year-to-date compared with $379.6 million last year. Fiscal 2006 year-to-date financing activities primarily reflect the payment of dividends of $63.7 million and repayment of long-term debt of $56.3 million. Fiscal 2005 year-to-date financing activities primarily reflect the early redemption on May 3, 2004 of $250.0 million of 7.625 percent notes due September 15, 2004, the payment of dividends of $59.7 million and a net $30.4 million for stock benefit plan related activity.

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

As of December 3, 2005, the company’s current portion of outstanding debt including obligations under capital leases was $124.6 million. The company had no outstanding borrowings under its unsecured $750.0 million revolving credit facility. Letters of credit outstanding under the credit facility were $144.4 million and the unused available credit under the facility was $605.6 million. The company also had $29.8 million of outstanding letters of credit issued under separate agreements with financial institutions.

As of December 3, 2005, the company had no outstanding borrowings under its annual accounts receivable securitization program, renewed in August 2005. Under the program, the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. Facility fees under this program equal 0.175 percent of any undrawn balance.

In November 2001, the company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the company to purchase all or a portion of their debentures on the first day of October 2006 or 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest. The company may redeem all or a portion of the debentures at any time on or after the first day of October 2006, at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, or $38.86 per share for the quarter ended December 3, 2005, and rising to $113.29 per share at September 7, 2031. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture or approximately 7.8 million shares should all debentures be converted. See the company’s Annual Report on Form 10-K for additional information regarding debt.

The company’s debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the debt agreements. The company has met the financial covenants under the debt agreements as of December 3, 2005.

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60 million.

Capital spending during the third quarter of fiscal 2006 was $78.7 million, including $2.9 million in capital leases. Capital spending for year-to-date fiscal 2006 was $243.8 million, including $27.1 million of capital leases. Capital spending primarily included retail store expansion and store remodeling. The company’s capital spending for fiscal 2006 is projected to be approximately $350 million to $375 million, including approximately $45 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at December 3, 2005. These guarantees are generally made to support the business growth of its affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to twenty-two years, with a weighted average remaining term of approximately eleven years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At December 3, 2005, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees is approximately $235 million and represents approximately $132 million on a discounted basis.

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

The company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At December 3, 2005, the estimated market value of the property underlying this lease equaled the purchase option. The company’s fair value of the obligation under its guaranty arrangements related to this synthetic lease had a balance of $0.7 million at December 3, 2005, which is included in other liabilities and deferred income taxes in the accompanying Condensed Consolidated Balance Sheets.

The company had $174.2 million of outstanding letters of credit as of December 3, 2005, of which $144.4 million were issued under the credit facility and $29.8 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to .90 percent on the outstanding balance of the letters of credit.

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated financial position.

There were no material changes in the company’s contractual obligations and off-balance arrangements during the period covered by this report. See the company’s Annual Report Form 10-K for fiscal 2005 for additional information regarding contractual obligations and off-balance sheet arrangements.

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

•	Security and Food Safety. Wartime activities, threats of terror, acts of terror or other criminal activity directed at the grocery industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect the company’s operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination or food-born illness could have an adverse effect on the company’s operating results.

•	Labor Relations and Employee Benefit Costs. Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products or provide logistics services. We contribute to various multi-employer healthcare and pension plans covering certain union represented employees in both our retail and distribution operations. Approximately one-third of the employees in our total workforce are participants in multi-employer plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe certain of these multi-employer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges.

•	Expansion and Acquisitions. While we intend to continue to expand our retail and supply chain services businesses through new store openings, new affiliations and acquisitions, expansion is subject to a number of risks, including the adequacy of our capital resources, the location of suitable store or distribution center sites and the negotiation of acceptable purchase or lease terms, and the ability to hire and train employees. Acquisitions may involve a number of special risks, including: making acquisitions at acceptable rates of return, the diversion of management’s attention to the assimilation of the operations and integration of personnel of the acquired business, costs and other risks associated with integrating or adapting operating systems, and potential adverse effects on our operating results.

•	Natural Disasters. The impact of natural disasters on the company’s assets as well as on local and regional markets, transportation systems and the company’s customers.

•	Liquidity. We expect to continue to replenish operating assets with internally generated funds. However, if our capital spending significantly exceeds anticipated capital needs, additional funding could be required from other sources including borrowing under our bank credit lines or through debt issuances. In addition, acquisitions could affect our borrowing costs and future financial flexibility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See the company’s Annual Report on Form 10-K for fiscal 2005 for a discussion of market risk for the company.

ITEM 4. CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act) as of December 3, 2005, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of December 3, 2005, the company’s disclosure controls and procedures are effective.

During the fiscal quarter ended December 3, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s Condensed Consolidated Statement of Earnings or consolidated financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
September 11, 2005 to October 8, 2005	757	$31.14	—	3,693,300
Second four weeks
October 9, 2005 to November 5, 2005	114	$31.03	—	3,693,300
Third four weeks
November 6, 2005 to December 3, 2005	6,906	$33.19	—	3,693,300

Totals	7,777	$32.96	—	3,693,300

(1)	The reported periods conform to the company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2006 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the company’s compensatory stock plans of 7,777 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as the vesting of restricted stock granted under such plans.
(3)	On May 26, 2004, the company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 5,000,000 additional shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans. As of December 3, 2005, 3,693,300 shares remained available for purchase under that program.

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

SUPERVALU INC. (Registrant)

Dated: January 12, 2006	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.