Form 10-K
period 2006-02-25
SUPERVALU INC
filed 2006-05-10
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2006

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 10, 2005 was approximately $4,238,283,124 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on September 9, 2005.

Number of shares of $1.00 par value Common Stock outstanding as of May 1, 2006: 136,974,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement filed for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

PART I

ITEM 1.	BUSINESS

General Development

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three retail food store formats: extreme value stores primarily under the retail banner Save-A-Lot; price superstores, under the regional retail banners of Cub Foods, Shop ’n Save, Shoppers Food & Pharmacy and bigg’s; and supermarkets, under the regional retail banners of Farm Fresh, Scott’s and Hornbacher’s. As of the close of the fiscal year, the company conducted its retail operations through 1,381 stores, including 862 licensed extreme value stores. Store counts are adjusted for the planned sale of Deals and corporate owned Shop ’n Save Pittsburgh. SUPERVALU also provides supply chain services, including food distribution and related logistics support services primarily across the United States retail grocery channel. As of the close of the fiscal year, the company served as the primary grocery supplier to approximately 2,200 retail food stores in 48 states, including its own regional banner store network, and as a secondary supplier to approximately 500 stores.

SUPERVALU is focused on retail growth through targeted new store development, remodel activities, licensee growth and acquisitions. During fiscal 2006, the company added 17 net new stores through new store development, excluding the Cub Chicago and Pittsburgh market exits. The company’s plans also include leveraging its distribution operations by providing logistics and service solutions through an increasingly efficient supply chain, which should allow it to affiliate new independent customers.

On January 23, 2006, SUPERVALU announced that SUPERVALU, CVS Corporation (“CVS”) and an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) had reached definitive agreements to acquire Albertson’s, Inc (“Albertsons”). Each Albertsons stockholder will ultimately be entitled to receive $20.35 in cash and 0.182 shares of SUPERVALU common stock for each share of Albertsons’ common stock that they held before the transaction. Pursuant to those agreements, SUPERVALU will acquire the operations of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, and the Albertsons’ banner stores in the Intermountain, Northwest and Southern California regions, and the related in-store pharmacies under the Osco and Save-On banners, for a total of approximately 1,125 stores (the “Proposed Transaction”). The total consideration to be paid by SUPERVALU is approximately $12.4 billion (based on a $32.65 average stock price using the 20 day trading average of the closing price of SUPERVALU stock through January 20, 2006) including approximately $3.8 billion in cash and $2.5 billion in stock and the assumption of approximately $6.1 billion of Albertsons’ debt. Following the Proposed Transaction, which is expected to close during June 2006, approximately 65 percent of SUPERVALU will be held by existing SUPERVALU stockholders and approximately 35 percent will be held by former Albertsons’ stockholders, on a fully diluted basis, including the early settlement of the Albertsons’ 7.25 percent mandatory convertible securities. The “new” SUPERVALU will have approximately 224 million fully diluted common shares outstanding, compared to approximately 146 million fully diluted shares outstanding as of February 25, 2006. After the Proposed Transaction, SUPERVALU is expected to have revenues of approximately $44 billion (of which approximately 80% will be retail), approximately 194,000 employees, 2,505 owned and licensed stores, 878 in-store pharmacies and 117 fuel centers. The transaction is subject to approval by SUPERVALU stockholders and Albertsons’ stockholders, the contemporaneous closing of the agreements with the Cerberus Group and CVS, and the satisfaction or waiver of customary closing conditions. On April 28, 2006, the Securities and Exchange Commission (“SEC”) declared effective the Form S-4 Joint Proxy Statement / Prospectus in connection with the Proposed Transaction. Concurrent with the announcement of the Proposed Transaction, the company sold 26 Cub Foods stores located primarily in the Chicago area in January 2006 to the Cerberus Group for an after tax loss of approximately $61 million.

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

The company makes available free of charge at its internet website (www.supervalu.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information on the company’s website is not deemed to be incorporated by reference into this report. The company will also provide its SEC filings free of charge upon written request to the Corporate Secretary, SUPERVALU INC., P.O. Box 990, Minneapolis, MN 55440.

Additional description of the company’s business is found in Part II, Item 7 of this report.

Financial Information About Reportable Segments

The company’s business is classified by management into two reportable segments: Retail food and supply chain services. Effective in the first quarter of fiscal 2006, SUPERVALU changed its food distribution segment name to supply chain services reflecting the evolving nature of the business that now includes traditional food distribution services, as well as the recently acquired third party logistics business. Retail food operations include three retail food store formats: extreme value stores, regional price superstores and regional supermarkets. The retail operations include results of food stores owned and results of sales to extreme value stores licensed by the company. Supply chain services operations include results of sales to affiliated food stores, mass merchants and other customers, and logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements. The financial information concerning the company’s operations by reportable segment for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 is contained on page F-7.

The forward looking statements in the following sections of Item 1 are all independent of the company’s plan to acquire the selected assets of Albertson’s, Inc. as described above.

Retail Food Operations

Overview.    At February 25, 2006, the company conducted its retail food operations through a total of 1,381 retail stores, including 862 licensed extreme value stores. Store counts are adjusted for the planned sale of Deals and corporate owned Shop ‘n Save Pittsburgh stores. Its principal retail food formats include extreme value stores, regional price superstores and regional supermarkets. These diverse formats enable the company to operate in a variety of markets under widely differing competitive circumstances. Based on revenues, the company was the ninth largest grocery retailer in the United States as of February 25, 2006.

Extreme Value Stores.    The company operates extreme value stores primarily under the Save-A-Lot banner. Save-A-Lot holds the number one market position, based on revenues, in the extreme value grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock approximately 1,400 high volume food items generally in a single size for each product sold, as well as a limited offering of general merchandise items. At a Save-A-Lot store, the majority of the food products offered for sale are custom branded products. The specifications for the Save-A-Lot custom branded product emphasize quality and characteristics that the company believes are comparable to national brands. The company’s attention to the packaging of Save-A-Lot products has resulted in the company registering a number of its custom labels.

At fiscal year end, there were 1,154 extreme value stores, including 445 combination food and general merchandise stores, located in 39 states of which 862 were licensed. These stores are supplied from 16 dedicated distribution centers. Store counts are adjusted for the planned sale of the stand-a-lone Deals stores in the first quarter of fiscal 2007.

Price Superstores.    The company’s price superstores hold the number one, two or three market position in most of their markets. The price superstore focus is on providing every day low prices and product selection across all departments. Most of the company’s price superstores offer traditional dry grocery departments, along with strong perishable departments and pharmacies. Price superstores carry over 41,000 items and generally range in size from 45,000 to 100,000 square feet, with an average size of approximately 64,000 square feet.

At fiscal year end, the company owned and operated 163 price superstores under the Cub Foods, Shop ’n Save, Shoppers Food & Pharmacy and bigg’s banners in 12 states; an additional 31 stores were franchised to independent retailers under the Cub Foods banner. In-store pharmacies are operated in 156 of the price superstores.

The owned Cub Foods stores operate primarily in the Minneapolis/St. Paul markets; Shop ’n Save operates primarily in the St. Louis market; Shoppers Food & Pharmacy operates in the Washington D.C. and Baltimore markets; and bigg’s operates primarily in the Cincinnati market.

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

At fiscal year end, the company operated 64 supermarkets under the Farm Fresh, Scott’s, Hornbacher’s and Sunflower Market banners in five states. The Farm Fresh stores operate primarily in the Virginia Beach, Virginia market; the Scott’s stores operate in the Fort Wayne, Indiana market; the Hornbacher’s stores operate in the Fargo, North Dakota market and the Sunflower store operates in the Indianapolis, Indiana market. In-store pharmacies are operated in 33 of the supermarkets.

Supply Chain Services

Overview.    The company provides supply chain services, including distribution and related logistics and support services to retailers for food and non-food products and is the largest public company food wholesaler in the nation. At February 25, 2006, the company was affiliated with approximately 2,200 stores as their primary supplier, excluding the company’s own regional banner store network, and approximately 500 additional stores as a secondary supplier. The company’s distribution customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military. Such customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. The company also offers third party logistics solutions through its subsidiary, Total Logistics, Inc. (“Total Logistics”), which was acquired in February 2005, and its Advantage Logistics operation, which was formed in 2002. These operations provide customers with a suite of logistics services, including warehouse management, transportation, procurement, contract manufacturing and logistics engineering and management services.

Products Supplied.    The company offers and supplies its distribution customers with a wide variety and selection of food and non-food products, including groceries, meats, dairy products, frozen foods, deli, bakery, fresh fruits and vegetables, health and beauty aids, general merchandise, seasonal items and tobacco products. Such products include national and regional brands, the company’s own lines of private label products and the private label products of its independent customers. The company has no significant long-term purchase obligations and considers that it has adequate and alternative sources of supply for most of its purchased products. The company offers three tiers of private label products to its customers: first quality products under such private labels as CUB, FLAVORITE, HOMEBEST, IGA, RICHFOOD, SHOP ‘N SAVE, SUPERCHILL, HEALTHY GENERATIONS, DAILY SOURCE, NUTRIPLAN and STONERIDGE; economy products under the private label of SHOPPERS VALUE; and natural and organic products under the NATURE’S BEST private label. The company supplies private label merchandise over a broad range of products in the majority of departments in the store. These products are produced to the company’s specifications by many suppliers.

Logistics Network.    The company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network comprises 25 distribution facilities.

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

The company launched a new produce supply business named W. Newell & Co. in 2005. W. Newell & Co. currently has one distribution center located in Illinois, which is designed to provide the company’s retail stores and independent retailers in the Midwest with a superior produce selection, quality and service.

Trademarks

The company offers some customers the opportunity to franchise a concept or license a service mark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, SENTRY, FESTIVAL FOODS, COUNTY MARKET, SHOP ‘N SAVE, NEWMARKET, IGA, FOODLAND, JUBILEE, SUPERVALU and SUPERVALU PHARMACIES. The company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private label product trademarks and service marks. See “Retail Food Operations—Extreme Value Stores” and “Supply Chain Services—Products Supplied” for further information. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. The company considers certain of its trademarks and service marks to be of material importance to its retail food and supply chain services businesses and actively defends and enforces such trademarks and service marks.

Competition

The company’s retail food and supply chain services businesses are highly competitive. The company believes that the success of its retail food and supply chain services businesses are dependent upon the ability of the company’s retail food operations, and the retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores. Principal competition comes from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e. supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators. The company believes that the principal competitive factors that face its owned stores, as well as the stores owned by retailers it supplies, include the location and image of the store; the price, quality and variety of products; and the quality and consistency of service.

The traditional distribution component of the company’s supply chain services business competes directly with a number of food wholesalers. The company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees, and the location of distribution facilities. The company’s third party logistics business competes nationwide in a highly fragmented marketplace, which includes a number of large international and domestic companies, as well as many smaller, more regional competitors. The company believes that it competes in this business on the basis of warehousing and transportation logistics expertise, cost, and the ability to offer both asset and non-asset based solutions as well as to design and manage a customer’s entire supply chain.

Employees

At February 25, 2006, the company had approximately 52,400 employees. Approximately 20,500 employees are covered by collective bargaining agreements. During fiscal 2006, 18 collective bargaining agreements covering approximately 5,000 employees were re-negotiated. In fiscal 2007, 15 collective bargaining agreements covering approximately 1,500 employees will expire. The company believes that it has generally good relations with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning the executive officers of the company as of May 9, 2006.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With the company
Jeffrey Noddle	59	Chairman of the Board of Directors and Chief Executive Officer	2005	Director, Chief Executive Officer and President, 2001-2005; President and Chief Operating Officer, 2000-2001
Michael L. Jackson	52	President and Chief Operating Officer	2005	Executive Vice President; President and Chief Operating Officer, Distribution Food Companies, 2001-2005
David L. Boehnen	59	Executive Vice President	1997
John H. Hooley	54	Executive Vice President; President, Retail Foods	2002	Senior Vice President; President and Chief Executive Officer, Cub Foods, 2000-2002
Pamela K. Knous	52	Executive Vice President and Chief Financial Officer	1997
Roger E. Davidson	52	Senior Vice President; Chief Operating Officer, Retail Food Companies	2004
Janel S. Haugarth	50	Senior Vice President; President and Chief Operating Officer, Supply Chain Services	2005	President, Northern Region, 2000-2005
J. Andrew Herring	47	Senior Vice President	2002	Executive Vice President, Retail Pharmacies 2002-2006; Senior Vice President, Corporate Development 1999-2002
Gregory C. Heying	57	Senior Vice President, Distribution, Supply Chain Services	1994
David E. Pylipow	48	Senior Vice President, Human Resources	2004	Senior Vice President, Human Resources and Management Services, Save-A-Lot, 2000-2004
Sherry M. Smith	44	Senior Vice President, Finance	2002	Senior Vice President, Finance and Treasurer, 2002-2005; Vice President, Corporate Controller, 1998-2002
Leland J. Dake	49	Vice President, Merchandising, Supply Chain Services	1998
Ross J. Eichelberger	45	Vice President, Chief Information Officer	2005	Vice President, General Manager, Fluid Dairy, 2004-2005; Vice President, Chief Information Officer, Eastern Region, 2001-2004
Stephen P. Kilgriff	64	Vice President, Legal	2000
David M. Oliver	48	Vice President, Controller	2004

The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is elected. There are no arrangements or understandings between any executive officer of the company and any other person pursuant to which any executive officer was selected as an officer of the company. There are no family relationships between or among any of the executive officers of the company.

Each of the executive officers of the company has been in the employ of the company or its subsidiaries for more than five consecutive years, except for Roger E. Davidson and David M. Oliver.

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

ITEM 1A.	RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this report or our other SEC filings could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

General economic conditions affecting the food industry may affect our business.

The retail food and supply chain services segments are sensitive to a number of economic conditions that may affect our businesses such as: (i) food price inflation or deflation, (ii) softness in national and local economies, (iii) increases in energy costs and commodity prices, (iv) changes in interest rates, (v) the availability of favorable credit and trade terms, and (vi) other economic conditions that may affect consumer spending or buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retailer customers, our operating costs and other aspects of our businesses.

Various operating factors may affect our business plans or costs of operations.

The operation of our businesses may be affected by a number of factors, such as: (i) changes in business plans, operations, results and prospects, (ii) potential delays in the development, construction or start-up of planned projects, (iii) labor relations, (iv) changes in operating conditions and costs, including fuel price increases, (v) the level of capital resources required for future acquisitions or operations, (vi) difficulties in developing, maintaining or upgrading information technology systems as needed, and (vii) the outcome of negotiations with partners, governments, suppliers, unions, customers or others, any one or more of which can affect our operating costs, plans for the opening or remodeling of stores, acquisitions and other aspects of our businesses.

Unfavorable outcomes in legal, governmental or administrative proceedings or disputes, or unfavorable changes in government regulations or accounting standards may affect our businesses and operating results.

Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes may result in significant liability to the company and affect our profitability or impose restrictions on the manner in which we conduct our business. Our businesses are also subject to various federal, state and local laws and regulations with which we must comply. Our inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may affect our ability to open new stores or expand existing facilities, which could adversely impact our business operations and prospects. Changes in applicable laws and regulations that impose additional requirements or restrictions on the manner in which we operate our businesses could increase our operating costs. In addition, changes in accounting standards could impact our financial statements.

We face a high level of competition in the retail food and supply chain services businesses, which could adversely affect our financial performance.

The industries in which we compete are extremely competitive. Our retail food business faces competition from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e. supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations. The company’s third party logistics business competes nationwide in a highly fragmented marketplace, which includes a number of large international and domestic companies, as well as many smaller, more regional competitors.

Both the retail food and supply chain services businesses are subject to competitive practices that may affect: (i) the prices at which we are able to sell products at our retail locations, (ii) sales volume, (iii) the ability of our distribution customers to sell products we supply, which may affect future orders, (iv) changes in demographics and consumer preferences, and (v) our ability to attract and retain customers. In addition, the nature and extent of consolidation in the retail food and food distribution industries could affect our competitive position or that of our distribution customers in the markets we serve.

Threats or potential threats to security or food safety may adversely affect our business.

Wartime activities, threats of terror, acts of terror or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect our operations, or impact consumer behavior and spending and customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.

Severe weather and national disasters can adversely impact the areas in which we conduct business.

Severe weather conditions such as hurricanes or tornadoes, as well as other natural disasters, could damage our properties, adversely impact the areas in which we conduct our business or the suppliers from whom we obtain products or otherwise cause disruptions to operations or affect our supply chain efficiencies.

Our failure to integrate the businesses we are acquiring from Albertsons in a successful and timely manner could have a material adverse effect on our business, financial condition or results of operations.

We have entered into agreements pursuant to which we expect to consummate the Proposed Transaction. We may not be able to successfully consummate the acquisition. If we do consummate the acquisition, we may not be able to realize the expected synergies, business opportunities and growth prospects. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities including retaining the current retail customers of the acquired business, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, integrating operations after the completion of the acquisition will require significant efforts and expenses. Personnel may leave or be terminated because of the transactions. Our management may have its attention diverted while trying to integrate the acquired businesses. If these factors limit our ability to integrate the operations of the acquired business successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the Proposed Transaction, may not be met. In addition, our growth and operating strategies for the acquired businesses may be different from the strategies that Albertsons currently is pursuing. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, it could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that the Proposed Transaction will be completed.

We will incur substantial additional indebtedness to finance the Proposed Transaction, which will decrease our business flexibility and increase our borrowing costs.

Upon completion of the Proposed Transaction, we will have consolidated indebtedness that will be substantially greater than our indebtedness prior to that completion. The increased indebtedness and higher debt-to-equity ratio of our company, as compared to that which has existed on a historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. We have received guidance from ratings agencies to the effect that, after the completion of the Proposed Transaction, our debt will no longer have an investment-grade rating, and on April 13, 2006 Moody’s Investor Service changed the rating of our long-term unsecured debt from Baa3 to Ba3.

Escalating costs of providing employee benefits and other labor relations issues may lead to labor disputes and disruption of our businesses.

Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. We contribute to various multiemployer healthcare and pension plans covering certain union-represented employees in both our retail and distribution operations. A significant number of our employees (as well as a significant number of employees that we expect to acquire as part of the Proposed Transaction) are subject to collective bargaining agreements, and a majority of those employees (as well as a majority of the employees that we expect to acquire as part of the Proposed Transaction) are participants in multiemployer pension plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe that certain of these multiemployer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and other issues will continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Retail Food Operations

The following table is a summary of the corporate retail stores operated by the company under its principal retail formats as of February 25, 2006:

Retail Format	Banner	Location and Number of Corporate Stores	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
Extreme Value Stores	Save-A-Lot[1]	Alabama (1), Arkansas (1), California (16), Connecticut (6), Delaware (5), Florida (75), Georgia (16), Illinois (15), Louisiana (10), Maryland (14), Massachusetts (7), Mississippi (4), Missouri (11), New Jersey (9), New York (7), Ohio (33), Pennsylvania (25), Rhode Island (3), South Carolina (3), Tennessee (5), Texas (13), Vermont (1), Virginia (10), Wisconsin (2)	450,000	4,041,000
	Deals[2]	Alabama (3), Arkansas (5), Georgia (3), Illinois (22), Indiana (14), Iowa (2), Kansas (6), Kentucky (12), Michigan (1), Missouri (27), Ohio (31), Oklahoma (3), Pennsylvania (2), Tennessee (5), West Virginia (1), Wisconsin (1)	—	1,494,000
	Save-A-Lot Distribution Centers	California (1), Florida (1), Georgia (1), Illinois (1), Indiana (1), Kentucky (1), Louisiana (1), Maryland (1), Michigan (1), Missouri (1), New York (1), Ohio (2), Tennessee (1), Texas (1), Wisconsin (1)	3,013,000	1,795,000
Price Superstores	Cub Foods[3]	Illinois (3), Iowa (3), Minnesota (39), Wisconsin (7)	1,683,000	1,953,000
	Shoppers Food & Pharmacy	Delaware (1) Maryland (39), Virginia (22)	—	3,482,000
	Shop ’n Save[4]	Illinois (14), Missouri (22), Pennsylvania (12)	471,000	2,128,000
	bigg’s	Indiana (1), Kentucky (1), Ohio (11)	158,000	1,292,000
Supermarkets	Farm Fresh	North Carolina (1), Virginia (39)	—	1,897,000
	Scott’s	Indiana (18)	293,000	690,000
	Hornbacher’s	Minnesota (1), North Dakota (4)	107,000	113,000
	Sunflower	Indiana (1)	—	13,000

[1]	Excludes 862 Save-A-Lot stores that are licensed by independent retailers.

[2]	On March 29, 2006, subsequent to fiscal 2006, the company sold all Deals stores.

[3]	Excludes 31 Cub Foods stores that are franchised by independent retailers.

[4]	As previously announced, the corporate operated SNS Pittsburgh stores above are planned to be exited in the first half of fiscal 2007.

The extreme value stores that are leased by the company generally have terms of 5 to 10 years plus renewal options. The price superstores and supermarkets that are leased by the company generally have terms of 15 to 25 years plus renewal options.

Supply Chain Services

The following table is a summary of the company’s principal distribution centers and office space utilized in the company’s supply chain services segment as of February 25, 2006:

Region	Location and Number of Distribution Centers	Square Footage Owned (Approximate)	Square Footage Leased (Approximate)
Central Region	Indiana (1), Ohio (1), Pennsylvania (2), West Virginia (1)	2,159,000	265,000
Midwest Region	Illinois (3), Missouri (1), Texas (1), Wisconsin (2)	2,549,000	913,000
Northern Region	Minnesota (1), North Dakota (2)	2,132,000	90,000
Northwest Region	Montana (1), Washington (2)	1,514,000	—
Southeast Region	Alabama (2), Florida (1), Mississippi (1)	1,528,000	473,000
Eastern Region	Maryland (1), Pennsylvania (1), Virginia (1)	1,145,000	926,000

Additional Property

The company’s principal executive offices are located in an 180,000 square foot corporate headquarters facility located in Eden Prairie, Minnesota, a western suburb of Minneapolis, Minnesota. This headquarters facility is located on a site of 140 acres owned by the company. Other facilities allocated for corporate use include approximately 189,000 square feet of leased office space located in Chanhassen, Minnesota, 53,000 square feet of owned office space located in Stillwater, Minnesota, 38,000 square feet of leased space located in Eden Prairie, Minnesota and 35,000 square feet of leased office space in Denver, Colorado.

Additional information on the company’s properties can be found on pages F-26 through F-28 in the Leases note in the accompanying Notes to Consolidated Financial Statements. Management of the company believes its physical facilities and equipment are adequate for the company’s present needs and businesses.

ITEM 3.	LEGAL PROCEEDINGS

The company is a party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the company’s consolidated statement of earnings or consolidated financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2006 to a vote of the security holders of the Registrant.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of May 1, 2006, there were 136,974,770 shares of common stock outstanding. At that date, there were 6,191 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to the sales price for the company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 of this report. The following table sets forth the registrant’s purchase of equity securities for the periods indicated:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
December 4, 2005 to December 31, 2005	3,809	$32.73	—	3,693,300
Second four weeks
January 1, 2006 to January 28, 2006	22,356	$32.88	—	3,693,300
Third four weeks
January 29, 2006 to February 25, 2006	125,506	$31.49	—	3,693,300

Totals	151,671	$31.72	—	3,693,300

(1)	The reported periods conform to the company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2006 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the company’s compensatory stock plans of 151,671 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as from the vesting of restricted stock granted under such plans.

(3)	On May 26, 2004, the company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 5,000,000 shares of the company’s common stock to offset the issuance of shares over time under the company’s employee benefit plans. As of February 25, 2006, 3,693,300 shares remained available for purchase under that program.

ITEM 6.	SELECTED FINANCIAL DATA

The information called for by Item 6 is found within the Five Year Financial and Operating Summary on page F-2.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SUPERVALU is one of the largest grocery companies in the United States. We operate in two segments of the grocery industry, retail food stores and supply chain services, which includes food distribution and related logistics support services. At February 25, 2006, we conducted our retail operations through a total of 1,381 stores of which 862 are licensed locations. Store counts are adjusted for the planned sale of Deals and Shop ’n Save Pittsburgh. Principal formats include extreme value stores, regional price superstores and regional supermarkets. Our supply chain services operations network spans 48 states and we serve as primary grocery supplier to approximately 2,200 stores, in addition to our own regional banner store network, as well as serving as secondary grocery supplier to approximately 500 stores. Based on revenues for fiscal 2006, we would be ranked as the largest extreme value food retailer, ninth largest grocery retailer, and largest public company food wholesaler in the United States.

On January 23, 2006, SUPERVALU announced that SUPERVALU, CVS Corporation (“CVS”) and an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) had reached definitive agreements to acquire Albertson’s, Inc (“Albertsons”). Each Albertsons stockholder will ultimately be entitled to receive $20.35 in cash and 0.182 shares of SUPERVALU common stock for each share of Albertsons’ common stock that they held before the transaction. Pursuant to those agreements, SUPERVALU will acquire the operations of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, and the Albertsons’ banner stores in the Intermountain, Northwest and Southern California regions, and the related in-store pharmacies under the Osco and Save-On banners, for a total of approximately 1,125 stores (the “Proposed Transaction”). The total consideration to be paid by SUPERVALU is approximately $12.4 billion (based on a $32.65 average stock price using the 20 day trading average of the closing price of SUPERVALU stock through January 20, 2006) including approximately $3.8 billion in cash and $2.5 billion in stock and the assumption of approximately $6.1 billion of Albertsons’ debt. Following the Proposed Transaction, which is expected to close during June 2006, approximately 65 percent of SUPERVALU will be held by existing SUPERVALU stockholders and approximately 35 percent will be held by former Albertsons’ stockholders, on a fully diluted basis, including the early settlement of the Albertsons’ 7.25 percent mandatory convertible securities. The “new” SUPERVALU will have approximately 224 million fully diluted common shares outstanding, compared to approximately 146 million fully diluted shares outstanding as of February 25, 2006. After the Proposed Transaction, SUPERVALU is expected to have revenues of approximately $44 billion (of which approximately 80% will be retail), approximately 194,000 employees, 2,505 owned and licensed stores, 878 in-store pharmacies and 117 fuel centers. The transaction is subject to approval by SUPERVALU stockholders and Albertsons’ stockholders, the contemporaneous closing of the agreements with the Cerberus Group and CVS, and the satisfaction or waiver of customary closing conditions. On April 28, 2006, the Securities and Exchange Commission (“SEC”) declared effective the Form S-4 Joint Proxy Statement / Prospectus in connection with the Proposed Transaction.

The grocery food industry can be characterized as one of consolidation and rationalization, as evidenced by the Proposed Transaction. The industry also continues to experience store saturation driven primarily by increases in square footage devoted to food in supercenters, club stores, mass merchandisers, dollar stores, drug stores and other alternate formats as well as organic growth by traditional supermarket operators. This competition continues to pressure same store sales.

The grocery industry is also affected by the general economic environment and its impact on consumer spending behavior. We would characterize fiscal 2006 as a year with modest economic growth, high fuel price inflation and slightly increased product cost inflation. For fiscal 2007, we expect consumer spending will again be pressured by higher fuel prices and modest food inflation.

In fiscal 2006, most businesses, including the labor intensive grocery industry, were impacted by another year of rising health care and pension costs. Although the rate of increase moderated in fiscal 2006, these rising costs impacted the overall profitability levels of the food industry and remain a pivotal issue in labor negotiations for unionized employees who bargain for health and retirement benefits in addition to wages. Approximately 39 percent of SUPERVALU’s employees are unionized. We did not experience any strikes during fiscal 2006. Approximately 7 percent of our unionized workforce is represented by contracts that are up for renewal in fiscal 2007. Assuming the closing of the Proposed Transaction, approximately 62 percent of our employees will be unionized and approximately 25 percent of our unionized workforce will be represented by contracts that are up for renewal in fiscal 2007.

All of these industry factors impact our food distribution customer base. As a result, we continue to experience customer attrition in our supply chain services operations. The attrition rate in fiscal 2006 was approximately five percent, which is above the historical range of approximately two percent to four percent, due primarily to the impact of cycling of three large customer transactions to other suppliers in the prior year.

All the above factors will continue to impact our industry and our company in fiscal 2007.

We believe we can be successful against this industry backdrop with our regional retail formats that focus on local execution, merchandising and consumer knowledge. In addition, our operations will benefit from our efficient and low-cost supply chain and economies of scale as we leverage our retail and supply chain services operations. Save-A-Lot, our extreme value format, has nationwide potential, and currently operates in 39 states. We plan to expand regional retail banner square footage through selective new store growth in key markets where we have significant market share. The Proposed Transaction will significantly expand our retail presence and the number of stores we operate. In addition, we will supplement regional retail store growth with continued focus on remodel activities. Given the life cycle maturity of our supply chain services business with its inherent attrition rate, future growth in food distribution will be modest and primarily achieved through serving new independent customers, net growth from existing customers and further consolidation opportunities.

RESULTS OF OPERATIONS

Highlights of results of operations as reported and as a percent of net sales are as follows:

	February 25, 2006 (52 weeks)		February 26, 2005 (52 weeks)		February 28, 2004 (53 weeks)
	(In millions)
Net sales	$19,863.6	100.0%	$19,543.2	100.0%	$20,209.7	100.0%
Cost of sales	16,977.3	85.5	16,681.5	85.4	17,372.4	85.9
Selling and administrative expenses	2,446.6	12.3	2,228.9	11.4	2,220.4	11.0
Gain on sale of WinCo Foods, Inc.	—	—	(109.2)	(0.6)	—	—
Restructure and other charges	4.5	—	26.4	0.1	15.5	0.1

Operating earnings	$435.2	2.2	$715.6	3.7	$601.4	3.0
Interest expense	138.9	0.7	137.5	0.7	165.6	0.8
Interest income	(32.9)	(0.2)	(22.7)	(0.1)	(19.1)	(0.1)

Earnings before income taxes	$329.2	1.7	$600.8	3.1	$454.9	2.3
Income tax expense	123.0	0.6	215.0	1.1	174.8	0.9

Net earnings	$206.2	1.1%	$385.8	2.0%	$280.1	1.4%

Comparison of fifty-two weeks ended February 25, 2006 (fiscal 2006) with fifty-two weeks ended February 26, 2005 (fiscal 2005):

In fiscal 2006, the company achieved net sales of $19.86 billion compared with $19.54 billion last year. Net earnings for fiscal 2006 were $206.2 million, basic earnings per share were $1.52 and diluted earnings per share were $1.46 compared with net earnings of $385.8 million, basic earnings per share of $2.86 and diluted earnings per share of $2.71 last year. Results for fiscal 2006 include charges of approximately $61.2 million after-tax, or $0.42 per diluted share related to the sale of Cub Foods stores in Chicago in January 2006 (“Chicago”), $38.1 million after-tax, or $0.26 per diluted share related to plans to dispose of twenty corporate operated Shop ‘n Save retail stores in Pittsburgh announced in September 2005 (“Pittsburgh”), $8.7 million after-tax, or $0.06 per diluted share related to asset impairment for technology investments in connection with the planned disposition of stand-alone Deals stores announced in February 2006 (“Deals”) and approximately $3 million after-tax, or $0.02 per diluted share related to impact of Hurricane Katrina primarily at Save-A-Lot locations in Louisiana (“Hurricane”). Results for fiscal 2005 year-to-date include a net after-tax gain on the sale of the company’s minority interest in WinCo Foods, Inc. (“WinCo”), a privately held grocery chain that operates stores primarily in the northwestern United States, of $68.3 million or $0.51 basic earnings per share and $0.47 diluted earnings per share.

Net Sales

Net sales for fiscal 2006 were $19.86 billion compared with $19.54 billion last year, an increase of $0.32 billion or 1.6 percent compared with last year. Retail food sales were approximately 53.5 percent of net sales and supply chain services sales were approximately 46.5 percent of net sales for fiscal 2006, compared to 54.0 percent and 46.0 percent, respectively last year.

Retail food sales for fiscal 2006 were $10.6 billion, an increase of $0.1 billion or 0.8 percent from last year. The increase primarily reflects net new store growth, which was partially offset by negative same store sales. For fiscal 2006, same-store retail sales, defined as stores operating for four full quarters, including store expansions, decreased 0.5 percent.

Fiscal 2006 store activity, including licensed units, resulted in 68 new stores opened and 85 stores closed. Exclusive of the Chicago, Pittsburgh and Deals stores, total retail square footage, including licensed stores, increased approximately two percent over the prior year.

Supply chain services sales for fiscal 2006 were $9.2 billion compared with $9.0 billion last year, an increase of $0.2 billion or 2.6 percent compared with last year, primarily reflecting new business from the traditional food distribution business, the recent acquisition of Total Logistics and temporary new business of approximately three percent, three percent and two percent, respectively, partially offset by customer attrition, which includes the fiscal 2006 impact of cycling three large customer transitions to other suppliers in the prior year.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.5 percent for fiscal 2006 compared with 14.6 percent last year. Gross profit as a percent of net sales primarily reflects the benefits of retail merchandising execution and the acquisition of Total Logistics, a higher margin third party logistics business, which was more than offset by the impact of supply chain costs of approximately $22 million related to costs for new growth initiatives for supply chain technology and the launch of our specialty produce distribution business, W. Newell and Co. (“growth initiatives”) and approximately $0.6 million of losses related to minority owned investments in contrast to $14.3 million of earnings in fiscal 2005.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 12.3 percent for fiscal 2006 compared with 11.4 percent last year. The increase primarily reflects approximately $174 million of pre-tax costs related to charges for Chicago, Pittsburgh, Deals and the Hurricane.

Restructure and Other Charges

For fiscal 2006 and fiscal 2005, the company incurred $4.5 million and $26.4 million, respectively, in pre-tax restructure and other charges. These charges primarily reflect changes in estimates on exited real estate for fiscal 2006 and the increased liabilities associated with employee benefits related costs from previously exited distribution facilities as well as changes in estimates on exited real estate for fiscal 2005.

Operating Earnings

Operating earnings for fiscal 2006 were $435.2 million compared with $715.6 million last year. Results for fiscal 2006 include charges of approximately $174 million pre-tax related to Chicago, Pittsburgh, Deals and the Hurricane and $4.5 million of restructuring and other charges. Fiscal 2005 includes a pre-tax gain of approximately $109 million pre-tax gain on the sale of WinCo and $26.4 million of restructure and other charges. Retail food fiscal 2006 operating earnings were $268.8 million, or 2.5 percent of net sales, compared to last year’s operating earnings of $446.3 million, or 4.2 percent of net sales. The decrease in retail food operating earnings, as a percent of net sales, primarily reflects charges of approximately $174 million pre-tax related to Chicago, Pittsburgh, Deals and the Hurricane. Supply chain services fiscal 2006 operating earnings were $214.4 million, or 2.3 percent of net sales compared to last year’s operating earnings of $234.6 million, or 2.6 percent of sales. The decrease in supply chain services operating earnings, as a percent of net sales, primarily reflects the start-up costs related to growth initiatives and losses from minority owned investments, which more than offset the benefit of the higher margin third party logistics business acquired in February 2005.

Net Interest Expense

Net interest expense decreased to $106.0 million for fiscal 2006 compared with $114.8 million last year. The decrease primarily reflects lower borrowing levels partially offset by higher borrowing rates and the absence of the $5.7 million early redemption costs relating to the $250 million notes redeemed in the first quarter of fiscal 2005.

Income Taxes

The effective tax rate was 37.4 percent and 35.8 percent for fiscal 2006 and fiscal 2005, respectively. The fiscal 2005 tax rate reflects the impact of net favorable tax settlements.

Net Earnings

Net earnings were $206.2 million, or $1.52 per basic share and $1.46 per diluted share, for fiscal 2006 compared with net earnings of $385.8 million, or $2.86 per basic share and $2.71 per diluted share last year. Results for fiscal 2006 include charges of $0.42 per diluted share related to Chicago, $0.26 per diluted share related to Pittsburgh, $0.06 per diluted share related to Deals and $0.02 per diluted share related to the Hurricane. Results for fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.47 per diluted share.

Weighted average basic shares increased to 136.1 million for fiscal 2006 compared with 135.0 million last year and weighted average diluted shares increased to 145.7 million for fiscal 2006 compared with 144.9 million shares last year, reflecting the net impact of stock activity including stock option activity, share repurchases under the treasury plan and dilution impacts.

Comparison of fifty-two weeks ended February 26, 2005 (fiscal 2005) with fifty-three weeks ended February 28, 2004 (fiscal 2004):

In fiscal 2005, the company achieved net sales of $19.5 billion compared with $20.2 billion in fiscal 2004. Net earnings for fiscal 2005 were $385.8 million, basic earnings per share were $2.86 and diluted earnings per share were $2.71 compared with net earnings of $280.1 million, basic earnings per share of $2.09 and diluted earnings per share of $2.01 in fiscal 2004. Results for fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.51 basic earnings per share and $0.47 diluted earnings per share. On February 7, 2005, the company completed the acquisition of Total Logistics and its results were immaterial to fiscal 2005.

Fiscal 2004 was a 53 week fiscal year, resulting in an extra week in the fourth quarter, which generated approximately $360.0 million in net sales and contributed approximately $0.07 to basic and diluted earnings per share. Fiscal 2004 operating results include the impact of the asset exchange with C&S Wholesale Grocers (“Asset Exchange”), the sale and closure of the company’s Denver based operations that included nine retail stores and a food distribution facility (“Denver Disposition”) and a 28-day strike in St. Louis, where we operate 21 regional supermarkets (“St. Louis Strike”).

Net Sales

Net sales for fiscal 2005 were $19.5 billion compared with $20.2 billion in fiscal 2004, a decrease of $0.7 million or 3.3 percent from fiscal 2004. Retail food sales were 54.0 percent of net sales for fiscal 2005 compared with 52.2 percent in fiscal 2004. Supply chain services sales were 46.0 percent of net sales for fiscal 2005 compared with 47.8 percent in fiscal 2004.

Retail food sales for fiscal 2005 were $10.5 billion, flat compared to fiscal 2004, primarily reflecting net new store and same store sales growth, which was fully offset by the absence of last year’s extra week of approximately $0.2 billion. Fiscal 2005 same store retail sales increased 0.3 percent.

Fiscal 2005 store activity, including licensed units, resulted in 104 new stores opened and 38 stores closed, for a total of 1,549 stores at year end. Total square footage increased approximately 4.2 percent over fiscal 2004.

Supply chain services sales for fiscal 2005 were $9.0 billion compared with $9.7 billion in fiscal 2004, a decrease of $0.7 billion. Supply chain services sales decreased 6.9 percent compared with fiscal 2004, reflecting new business growth of approximately five percent, which was more than offset by customer attrition, the fiscal 2004 Asset Exchange and the absence of the extra week in last year, which accounted for approximately seven percent, three percent and two percent, respectively.

Gross Profit

Gross profit (calculated as net sales less cost of sales), as a percent of net sales, was 14.6 percent for fiscal 2005 compared with 14.1 percent in fiscal 2004. The increase in gross profit, as a percent of net sales, primarily reflects the growing proportion of our retail food business, which operates at a higher gross profit margin as a percentage of net sales than does the supply chain services business, benefits of retail merchandising execution, customer mix and the benefit of volume throughput including labor productivity improvements in supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 11.4 percent for fiscal 2005 compared with 11.0 percent in fiscal 2004. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the growing proportion of the company’s retail food business, which operates at a higher selling and administrative expense as a percent of net sales than does the supply chain services business.

Restructure and Other Charges

In fiscal 2005, the company incurred $26.4 million, or 0.1 percent of net sales, in pre-tax restructure and other charges, consisting of $18.0 million for increased liabilities associated with employee benefit related costs from previously exited food distribution facilities and $8.4 million for changes in estimates on exited real estate. In fiscal 2004, the company incurred $15.5 million, or 0.1 percent of net sales in pre-tax restructure and other charges, consisting of $7.0 million for changes in estimates on exited real estate for supply chain services and $8.5 million for increased liabilities associated with employee benefit related costs from previously exited distribution facilities.

Operating Earnings

Operating earnings for fiscal 2005 increased 19.0 percent to $715.6 million compared with $601.4 million in fiscal 2004, primarily reflecting the fiscal 2005 $109.2 million pre-tax gain on the sale of WinCo. Fiscal 2005 operating earnings include $26.4 million in pre-tax restructure and other charges. Fiscal 2004 operating earnings include $15.5 million in pre-tax restructure and other charges. Retail food operating earnings for fiscal 2005 increased 0.5 percent to $446.3 million, or 4.2 percent of net sales, from fiscal 2004 operating earnings of $444.0 million, or 4.2 percent of net sales. The increase in retail food operating earnings primarily reflects the benefits of retail merchandising execution, which offset the absence of the extra week in fiscal 2004 and WinCo earnings. Supply chain services operating earnings for fiscal 2005 increased 5.4 percent to $234.6 million, or 2.6 percent of net sales, from fiscal 2004 operating earnings of $222.5 million, or 2.3 percent of net sales. The increase in supply chain services operating earnings primarily reflects customer mix and the benefit of volume throughput including labor productivity improvements, which more than offset the absence of the extra week in fiscal 2004.

Net Interest Expense

Net interest expense was $114.8 million in fiscal 2005 compared with $146.5 million in fiscal 2004. The decrease primarily reflects lower borrowing levels.

Income Taxes

The overall effective tax rate was 35.8 percent and 38.4 percent in fiscal 2005 and fiscal 2004, respectively. The fiscal 2004 effective tax rate reflects $7.6 million of taxes related to the Asset Exchange. In both fiscal 2005 and fiscal 2004, the effective tax rate reflects the impact of net favorable tax settlements occurring in each year.

Net Earnings

Net earnings were $385.8 million, or $2.86 per basic share and $2.71 per diluted share, in fiscal 2005 compared with net earnings of $280.1 million, or $2.09 per basic share and $2.01 per diluted share in fiscal 2004.

Results for fiscal 2005 include a net after-tax gain on the sale of the company’s minority interest in WinCo of $68.3 million or $0.51 basic earnings per share and $0.47 diluted earnings per share.

Weighted average basic shares increased to 135.0 million in fiscal 2005 compared to 134.0 million in fiscal 2004 and weighted average diluted shares increased to 144.9 million in fiscal 2005 compared with 143.2 million shares in fiscal 2004, reflecting the net impact of stock option activity and shares repurchased under the treasury stock program.

RESTRUCTURE AND OTHER CHARGES

In fiscal 2002, 2001 and 2000, the company commenced restructuring programs designed to reduce costs and enhance efficiencies and included facility consolidation and disposal of non-core assets and assets not meeting return objectives or providing long-term strategic opportunities. The restructuring plans resulted in the company recording pre-tax restructure and other charges in fiscal 2002, 2001 and 2000.

In fiscal 2003, all activity for the fiscal 2002, 2001 and 2000 restructure plans was completed. The company recognized pre-tax restructure and other charges of $4.5 million, $26.4 million and $15.5 million for fiscal years 2006, 2005 and 2004 respectively. These charges reflect changes in liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate, including asset impairment. Fiscal 2006 charges related primarily to restructure 2001 and consisted of adjustments for changes in estimates on exited real estate of $1.4 million, asset impairment charges of $1.0 million and property holding costs of $2.1 million. Fiscal 2005 charges related primarily to restructure 2001 and consisted of adjustments of $22.3 million for changes in estimates, asset impairment charges of $0.5 million, and property holding costs of $3.6 million. Fiscal 2004 charges reflect the net adjustments to the restructure reserves of $12.8 million, as well as asset impairment adjustments of $2.7 million for restructure 2001.

The remaining 2001 restructure reserves include $12.4 million for employee benefit related costs and $12.3 million for lease related costs for exited properties.

The table below shows the remaining restructure reserves for the 2002, 2001 and 2000 plans as of February 25, 2006, as well as reserve related activity for the three fiscal years then ended.

Restructure Plan	Fiscal 2003 Reserve Balance	Fiscal 2004 Activity		Fiscal 2004 Reserve Balance	Fiscal 2005 Activity		Fiscal 2005 Reserve Balance	Fiscal 2006 Activity		Fiscal 2006 Reserve Balance
		Usage	Adjustment		Usage	Adjustment		Usage	Adjustment
(In millions)
2002	$3.4	$(3.8)	$0.6	$0.2	$(0.2)	$—	$—	$—	$—	$—
2001	$32.2	$(17.3)	$11.7	$26.6	$(6.6)	$22.3	$42.3	$(18.7)	$1.1	$24.7
2000	$11.1	$(9.1)	$0.5	$2.5	$(1.4)	$—	$1.1	$(1.4)	$0.3	$—

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

For a significant portion of the company’s inventory, cost is determined through use of the last-in, first-out (LIFO) method. The company utilized LIFO to value approximately 65 percent and 64 percent of the company’s consolidated inventories for fiscal 2006 and 2005, respectively.

The retail inventory method (“RIM”) is used to value retail inventory. The valuation of inventories is at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculations are certain significant management judgments and estimates, including shrinkage, which significantly impact the ending inventory valuation at cost, as well as the resulting gross margins. These judgments and estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce results which differ from actual. Management believes that the company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

The company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Reserves for Closed Properties and Asset Impairment Charges

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The company provides for closed property lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to sixteen years. The company estimates subtenant income and future cash flows based on the company’s experience and knowledge of the market in which the closed property is located, the company’s previous efforts to dispose of similar assets and current economic conditions.

Owned properties and capital lease properties that are closed are reduced to their estimated net realizable value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets’ carrying value. The company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

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

Reserves for Self Insurance

The company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk free interest rate. Any projection of losses concerning workers’ compensation, health care and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A 100 basis point change in discount rates would increase the company’s liability by approximately $0.8 million.

Benefit Plans

The company sponsors pension and other post retirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the company’s obligation and related expense for company sponsored pension and other post retirement benefits is dependent, in part, on management’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. While the company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially impact non-union pension and other post retirement obligations and future expenses.

For fiscal 2007, when not considering other changes in assumptions or impacts from the Proposed Transaction, the impact to pension expense of each 25 basis point reduction in the discount rate is to increase pension expense by approximately $5 million and the impact of each 25 basis point reduction in expected return on plan assets is to increase pension expense by approximately $1 million. Similarly, for post retirement benefits, a one percent change in the health care cost trend rate would impact the accumulated post retirement benefit obligation by approximately $10 million and the service and interest cost by $0.6 million in fiscal 2007. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $674.1 million, $791.6 million and $846.8 million in fiscal 2006, 2005 and 2004, respectively. The decrease in cash from operating activities in fiscal 2006 from fiscal 2005 is primarily related to changes in working capital.

Net cash used in investing activities was $258.5 million, $161.8 million and $271.6 million in fiscal 2006, 2005 and 2004, respectively. Fiscal 2006 and 2005 investing activities primarily reflect capital spending to fund retail store expansion, store remodeling and technology enhancements. Fiscal 2006 activities also include capital spending related to supply chain growth initiatives. Fiscal 2005 activities also include the acquisition of Total Logistics and the proceeds from the sale of WinCo.

Net cash used in financing activities was $193.4 million, $457.8 million and $312.5 million in fiscal 2006, 2005 and 2004, respectively. Fiscal 2006 financing activities primarily reflect the repayments of long-term debt of $69.8 million, the payment of dividends of $85.8 million and the purchase of treasury shares of 28.8 million. Fiscal 2005 financing activities primarily reflect the early redemption of $250.0 million of the company’s 7.625 percent notes due in September 2004, the payment of approximately $60 million in Total Logistics assumed debt, the payment of dividends of $80.2 million and the purchase of treasury shares of $56.0 million. Fiscal 2004 financing activities primarily reflect the early redemption of $100.0 million of the company’s 8.875 percent notes due in 2022 at the redemption price of 103.956 percent of the principal amount of the notes, the net reduction in notes payable of $80.0 million, the payment of dividends of $77.0 million and the purchase of treasury shares of $14.6 million.

As of February 25, 2006, the company’s current portion of outstanding debt including obligations under capital leases was $111.7 million. The company had no outstanding borrowings under its unsecured $750.0 million revolving credit facility. Letters of credit outstanding under the credit facility were $148.4 million and the unused available credit under the facility was $601.6 million. The company also had $28.4 million of outstanding letters of credit issued under separate agreements with financial institutions.

On February 28, 2005, the company executed a five year unsecured $750.0 million revolving credit agreement replacing the previous $650.0 million revolving credit agreement which was terminated. Amounts utilized under this credit agreement have rates tied to LIBOR plus 0.275 to 0.675 percent and there are facility fees ranging from 0.10 to 0.20 percent on the total amount of the facility, both based on the company’s credit ratings. The agreement contains various financial covenants including ratios for interest coverage and debt leverage. All letters of credit that had been issued and outstanding under the previous credit facility were transferred under the new credit facility.

In August 2005, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. No borrowings were outstanding under this program at February 25, 2006 and February 26, 2005. The company had no outstanding borrowings under this program at February 25, 2006 and February 26, 2005. The agreement contains various covenants that are consistent with transactions of this nature, including a requirement that the rating assigned to the company’s long-term unsecured debt by Standard & Poor’s rating service or Moody’s rating service to be BB or higher or Ba2 or higher, respectively. The company has met the covenants under the annual accounts receivable program as of February 25, 2006. See Subsequent Events note.

In November 2001, the company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811.0 million. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million. The debentures mature in 30 years and are callable at the company’s option on or after October 1, 2006. Holders may require the company to purchase all or a portion of their debentures on October 1, 2006 or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. If the option is exercised, the company has the choice of paying the holder in cash, common stock or a combination of the two. The debentures are convertible if the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, at $39.75 per share for the quarter ending June 17, 2006, and rising to $113.29 per share at September 6, 2031, if the rating assigned to the debentures by Standard & Poor’s rating service or Moody’s rating service, are “BB” or lower, or Ba3 or lower, respectively, if the notes are called for redemption, or if certain specified corporate actions occur. See Subsequent Events note. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture or approximately 7.8 million shares should all debentures be converted. The debentures have an initial yield to maturity of 4.5 percent, which is being accreted over the life of the debentures using the effective interest method. The company will pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120 percent or more of the sum of the issue price and accrued original issue discount for the debentures. The debentures are classified as long-term debt based on the company’s intent, subject to the Proposed Transaction, to settle with equity shares upon conversion.

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the company’s debt agreements. The company has met the financial covenants under the debt agreements as of February 25, 2006.

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires April 2008, may be renewed with the lessor’s consent through April 2013 and has a purchase option of approximately $60 million.

In connection with the Proposed Transaction, the Royal Bank of Scotland plc has committed to provide the company with senior credit facilities in the amount of $4 billion (the “Facilities”). These Facilities, which will replace the $750 million credit facility described above, consist of a $2 billion five year Revolving Credit Facility, a $1.25 billion five year Term Loan A and a $750 million six year Term Loan B. Rates on the Facilities are tied to LIBOR plus 0.50 to 1.875 percent and with facility fees ranging from 0.10 to 0.50 percent, both based on the company’s credit rating. The Facilities are guaranteed by certain material subsidiaries of the company and the stock of such subsidiaries is pledged as security for such guarantees. The Facilities also include various covenants and restrictions customary for senior secured credit facilities, including ratios for interest coverage and debt leverage. The company expects to have approximately $2 billion drawn on the Facilities simultaneous with the closing of the Proposed Transaction.

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

The company repurchases shares of the company’s common stock under programs authorized by the Board of Directors, for re-issuance upon the exercise of employee stock options and for other compensation programs utilizing the company’s stock. The company repurchased 0.9 million, 2.0 million and 0.6 million shares of common stock at an average cost per share of $32.19, $28.30 and $23.80 during fiscal 2006, 2005 and 2004, respectively. As of February 25, 2006, approximately 3.7 million shares remained available for purchase under the 5.0 million share repurchase program authorized by the Board of Directors in May 2004.

SFAS No. 87, “Employers’ Accounting for Pension,” requires that a prepaid pension asset or minimum pension liability, based on the current market value of plan assets and the accumulated benefit obligation of the plan, be reflected. Based on both performance of the pension plan assets and plan assumption changes, the company’s accumulated other comprehensive loss for minimum pension liability is $128.2 million after-tax as of February 25, 2006. This accumulated other comprehensive loss for minimum pension liability will be revised in future years depending upon market performance and interest rate levels.

Annual cash dividends declared for fiscal 2006, 2005 and 2004, were $0.64, $0.6025 and $0.5775 per common share, respectively. The company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

SUBSEQUENT EVENTS

On March 13, 2006, the pre-merger waiting period for the Proposed Transaction with Albertson’s, Inc. expired, indicating that the Federal Trade Commission (“FTC”) has completed the pre-merger review as required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. No divestiture of retail stores or other assets was required and the FTC imposed no conditions or restrictions on the Proposed Transaction. On April 28, 2006, the SEC declared effective the Form S-4 Joint Proxy Statement / Prospectus in connection with the Proposed Transaction. The merger will be presented for SUPERVALU shareholder approval at a Special Meeting of Stockholders, which is scheduled for May 30, 2006, at which SUPERVALU shareholders who held shares as of the record date of April 21, 2006 will be entitled to vote. The Proposed Transaction also remains subject to the satisfaction of customary closing conditions, including approval of the Proposed Transaction by Albertsons’ stockholders.

On April 13, 2006, the rating of the long-term unsecured debt of the company by Moody’s Investors Service was changed from Baa3 to Ba3. As a result of this rating downgrade, the company’s zero-coupon convertible debentures are now convertible into shares of the company’s common stock. Also as a result of this rating downgrade, the company amended its annual accounts receivable securitization program on April 24, 2006 to allow that the rating assigned to the company’s long-term unsecured debt by Standard & Poor’s rating service or Moody’s rating service to be B+ or higher or B1 or higher, respectively. The amendment resulted in an increase to the facility fees from 0.375 to 0.55 percent on the total amount of the facility. There were no borrowings outstanding on this facility as of April 13, 2006.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 25, 2006. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining terms that range from less than one year to nineteen years, with a weighted average remaining term of approximately thirteen years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 25, 2006, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was approximately $226 million and represented approximately $126 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

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

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008, may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At February 25, 2006, the estimated market value of the property underlying this lease approximately equaled the purchase option. The company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of $0.4 million, which is reflected as a component of other liabilities in the Consolidated Balance Sheet at February 25, 2006.

The company had $176.8 million of outstanding letters of credit as of February 25, 2006, of which $148.4 million were issued under the credit facility and $28.4 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The company pays fees, which vary by instrument, of up to 0.70 percent on the outstanding balance of the letters of credit.

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

The following table represents the company’s significant contractual obligations and off-balance sheet arrangements at February 25, 2006.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter
	(In thousands)
Contractual Obligations & Off-Balance Sheet Arrangements:
Debt	$1,049,110	$74,650	$19,151	$368,264	$587,045
Operating Leases	929,813	154,849	301,752	159,126	314,086
Interest on Long-Term Debt (1)	801,658	54,497	104,884	59,635	582,642
Capital and Direct Financing Leases	515,713	37,071	88,104	80,981	309,557
Benefit Obligations (2)	1,027,404	47,981	96,609	103,413	779,401
Construction Commitments	183,884	183,884	—	—	—
Retailer Loan and Lease Guarantees	226,330	27,248	45,724	34,552	118,806
Deferred Income Taxes	27,738	(18,697)	17,024	34,363	(4,952)
Purchase Option on Synthetic Lease	60,000	—	60,000	—	—
Purchase Obligations (3)	39,998	30,410	9,588	—	—

Total	$4,861,648	$591,893	$742,836	$840,334	$2,686,585

(1)	The interest on long-term debt for fiscal 2032 reflects the company’s zero-coupon debentures accreted interest for fiscal 2007 through fiscal 2032, should the debentures remain outstanding to maturity.

(2)	The company’s benefit obligations include obligations related to sponsored defined benefit pension and post retirement benefit plans and deferred compensation plans. The defined benefit pension plan has plan assets of approximately $556 million at the end of fiscal 2006.

(3)	The company’s purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. At the end of fiscal 2006, future purchase obligations of approximately $40 million existed that primarily related to technology and advertising. In the ordinary course of business, the company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment or a fixed expiration date, termination provisions and other standard contractual considerations. These supply contracts are cancelable and therefore no amounts have been included above.

In addition, see the Subsequent Event footnote for additional discussion of the Proposed Transaction.

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. At fiscal 2006 year end, there were 6,206 shareholders of record compared with 6,483 at the end of fiscal 2005.

	Common Stock Price Range				Dividends Per Share
	2006		2005		2006	2005
Fiscal	High	Low	High	Low
First Quarter	$34.72	$30.64	$32.49	$27.25	$0.1525	$0.1450
Second Quarter	35.88	30.90	31.99	25.70	0.1625	0.1525
Third Quarter	33.93	29.55	32.59	26.59	0.1625	0.1525
Fourth Quarter	34.75	30.60	35.15	31.30	0.1625	0.1525
Year	35.88	29.55	35.15	25.70	0.6400	0.6025

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for fiscal years beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” The company plans to adopt the revised statement in its first quarter of its fiscal year 2007, which begins on February 26, 2006. For previously issued awards, the company will adopt SFAS 123(R) on a modified prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. The company estimates that earnings per share for the year ending February 24, 2007 will be reduced by approximately $0.10 per diluted share as a result of the incremental compensation expense to be recognized from implementing SFAS No. 123(R). These estimates will change if the company completes the Proposed Transaction, as described above.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The company is required to adopt the provisions of SFAS 153 during the first quarter of fiscal year 2007, which begins on February 26, 2006. The provisions of SFAS 153 are not expected to have a material impact on the consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 is effective for the year beginning February 26, 2006.

In March 2005 the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for the company during the fiscal year ended February 25, 2006 and did not have a material effect on the company’s consolidated financial statements.

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

The company makes long-term loans to certain retail customers (see Notes Receivable in the accompanying Notes to Consolidated Financial Statements for further information) and as such, holds notes receivable in the normal course of business. The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

The table below provides information about the company’s financial instruments that are sensitive to changes in interest rates, including notes receivable, debt obligations and interest rate swap agreements. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents the estimate of the differential between interest payable and interest receivable under the swap agreements implied by the yield curve utilized to compute the fair value of the interest rate swaps.

	Summary of Financial Instruments
	February 25, 2006		Aggregate payments by fiscal year
	Fair Value	Total	2007	2008	2009	2010	2011	Thereafter
	(in millions, except rates)
Notes receivable
Principal receivable	$50.9	$50.8	$18.0	$12.0	$7.5	$4.1	$2.2	$7.0
Average Rate receivable		7.5%	6.7%	8.8%	9.2%	9.5%	9.7%	3.8%
Debt with variable interest rates
Principal payable	$53.9	$53.9	$3.0	$2.4	$7.2	$12.4	$0.4	$28.5
Average variable rate payable		3.4%	3.8%	3.9%	3.4%	3.4%	6.7%	3.3%
Debt with fixed interest rates
Principal payable	$1,029.9	$994.1	$71.6	$4.7	$4.9	$353.9	$0.4	$558.6
Average fixed rate payable		6.8%	6.8%	8.1%	8.1%	7.9%	6.8%	6.0%
Fixed-to-variable interest rate swaps
Amount receivable	$1.1	$1.1	$0.3	$0.3	$0.3	$0.2
Average variable rate payable		7.3%
Average fixed rate receivable		7.9%

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of this report under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food price inflation or deflation

•	Increases in energy costs and commodity prices

•	The availability of favorable credit and trade terms

•	Changes in interest rates

Competitive Practices

•	Competition from other retail chains, supercenters, non-traditional competitors and emerging alterative formats in our retail markets

•	The impact of consolidation in the retail food and supply chain services industries

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

Security and Food Safety

•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, or other criminal activity directed at the grocery industry, the transportation industry, or computer or communications systems

•	Other events that give rise to actual or potential food contamination, drug contamination or food-borne illness

Labor Relations and Employee Benefit Costs

•	Potential work disruptions resulting from labor disputes

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

•	The ability to hire, train or retain employees

Expansion and Acquisitions

•	Our ability to successfully combine our operations with the acquired businesses of Albertsons, pursuant to the Proposed Transaction, to achieve expected synergies and to minimize the diversion of management’s attention and resources

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms, and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	Additional funding requirements to meet anticipated capital needs

•	The impact of acquisitions, including the Proposed Transaction on borrowing costs and future financial flexibility

Legal and Administrative Proceedings, Regulatory and Accounting Matters

•	Unfavorable outcomes in litigation, governmental or administrative proceedings, or other disputes

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

•	Changes in accounting standards that impact our financial statements

Operating Conditions

•	Changes in our business plans, operations, results and prospects

•	Potential delays in the development, construction or start-up of planned projects

•	Difficulties in developing, maintaining or upgrading information technology systems

•	The outcome of negotiations with partners, governments, suppliers, unions, or customers

•	Property damage or business disruption resulting from severe weather conditions that affect the company, its customers or suppliers

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this report on pages F-1 through F-40. See “Index of Selected Financial Data and Financial Statements and Schedules” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 25, 2006, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management assessed the design and effectiveness of the company’s internal control over financial reporting as of February 25, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, it believes that, as of February 25, 2006, the company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of February 25, 2006, has been audited by KPMG LLP, an independent registered public accounting firm. Their report, which is set forth on pages F-5–F-6 of this report, expresses an unqualified opinion on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of February 25, 2006.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 25, 2006, there has been no change in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this report. The information called for by Item 10, as to directors, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of Stockholders under the heading “Election of Directors (Items 1).”

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

The company’s Corporate Governance Principles and charters for each Committee of its Board of Directors are also available on the company’s website. The code of ethics, Corporate Governance Principles and charters are also available in print to any stockholder who submits a request to: SUPERVALU INC., P.O. Box 990, Minneapolis, Minnesota 55440.

Information on the company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of Stockholders under the headings “Compensation of Directors,” “Compensation of Executive Officers” and “Change-of-Control Agreements.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 25, 2006 about the company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,194,146	$25.91	(3)	10,156,921	(4)
Equity compensation plans not approved by security holders (2)(6)	5,126,540	$26.40		261,437	(5)

Total	12,320,686	$26.12	(3)	10,418,358	(4)(5)

1)	Includes the company’s 1989 Stock Appreciation Rights Plan, 1983 Employee Stock Option Plan, 1993 Stock Plan, 2002 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan and the Long-Term Incentive Plan.

2)	Includes the company’s 1997 Stock Plan and Restricted Stock Plan.

3)	Excludes 200,000 restricted stock units included in column (a) which do not have an exercise price. Such units vest and are payable in shares after the expiration of the time periods set forth in their restricted stock unit agreements.

4)	In addition to grants of options, warrants or rights, includes the following shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards: 2002 Stock Plan, 9,523,197 shares; SUPERVALU/Richfood Stock Incentive Plan, 9,580 shares; and the Long-Term Incentive Plan, 624,144 shares.

5)	Includes 205,937 shares under the 1997 Stock Option Plan available for issuance in the form of restricted stock, performance awards and other types of stock-based awards in addition to the granting of options, warrants or stock appreciation rights and 55,500 shares under the Restricted Stock Plan available for issuance as restricted stock.

6)	Does not include outstanding options for 28,428 shares of common stock at a weighted average exercise price of $27.79 per share that were assumed in connection with the merger of Richfood Holdings, Inc. into the company effective August 31, 1999.

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

The information called for by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements of the Registrant listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this report.

(2)	Financial Statement Schedules:

The consolidated financial statement schedules of the Registrant listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this report.

(3)	Exhibits:

(3)	Articles of Incorporation and Bylaws:

(3)(i)	Restated Certificate of Incorporation is incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.

(3)(ii)	Restated Bylaws, as amended, is incorporated by reference to Exhibit (3)(ii) to the Registrant’s Current Report on Form 8-K dated April 12, 2006.

(4)	Instruments defining the rights of security holders, including indentures:

4.1.	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.2.	First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-52422.

4.3.	Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 13, 1992.

4.4.	Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 2, 1995.

4.5.	Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6.	Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, is incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7.	Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant, is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated November 13, 1992.

4.8.	Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 17, 2000.

4.9.	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior), is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.10.	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-81252.

4.11.	Form of Credit Agreement, dated as of February 28, 2005, among the Registrant, the Lenders named therein, JPMORGAN CHASE BANK, N.A., as Administrative Agent, and BANK OF AMERICA, N.A., as Syndication Agent, is incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K dated February 28, 2005.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Registrant and its subsidiaries are not filed and, in lieu thereof, the Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1.	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2005.*

10.2.	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.3.	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999.*

10.4.	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended February 23, 2002.*

10.5.	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended, are incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.6.	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.7.	SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated by reference to Exhibit (10)g. to the Registrant’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.8.	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated by reference to Exhibit (10)c. to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.9.	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.10.	SUPERVALU INC. Long-Term Incentive Plan, as amended.*

10.11.	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.12.	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.13.	SUPERVALU INC. Deferred Compensation Plan as amended, is incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.14.	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.15.	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16.	Form of Agreement used in connection with the Registrant’s Executive Post Retirement Survivor Benefit Program is incorporated by reference to Exhibit (10)i. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.17.	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant, as amended.*

10.18.	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.19.	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.20.	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)a. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.21.	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)r. to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.22	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated by reference to Exhibit (10)h. to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.23.	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.24.	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.25.	Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.26.	Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.27.	Restricted Stock Unit Award Agreement for John H. Hooley is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.28.	Restricted Stock Unit Award Agreement for Michael L. Jackson is incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.29.	Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.30.	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.31	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended.*

10.32	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended.*

10.33	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.34	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.35	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.36	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and Conditions is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.37	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended.*

10.38	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.39	Performance Criteria for Awards Under the Company’s Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.40	Annual discretionary CEO Bonus Pool. *

10.41	Purchase and Separation Agreement by and among Albertson’s, Inc., New Aloha Corporation, SUPERVALU INC. and AB Acquisition LLC, dated January 22, 2006 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2006.

10.42	Asset Purchase Agreement among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., SUPERVALU INC., New Aloha Corporation, and The Sellers Listed on Annex A Attached Thereto, dated January 22, 2006 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 22, 2006.

(12)	Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)

DATE: May 9, 2006	By:	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	Chairman of the Board; Chief Executive Officer; and Director (principal executive officer)	May 9, 2006

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	May 9, 2006

/s/ IRWIN COHEN* Irwin Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ PHILIP L. FRANCIS* Philip L. Francis	Director

/s/ EDWIN C. GAGE* Edwin C. Gage	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ MARISSA PETERSON* Marissa Peterson	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers	Director

*	Executed this 9th day of May 2006, on behalf of the indicated Directors by John P. Breedlove, duly appointed Attorney-in-Fact.

By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove
Attorney-in-Fact

Exhibit 31.1

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Jeffrey Noddle, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 25, 2006;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2006	/s/ JEFFREY NODDLE
Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Pamela K. Knous, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 25, 2006;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2006	/s/ PAMELA K. KNOUS
Executive Vice President, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “company”) certifies that the annual report on Form 10-K of the company for the fiscal year ended February 25, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the company for the period and as of the dates covered thereby.

Dated: May 9, 2006	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Exhibit 32.2

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “company”) certifies that the annual report on Form 10-K of the company for the fiscal year ended February 25, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the company for the period and as of the dates covered thereby.

Dated: May 9, 2006	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President, Chief Financial Officer

SUPERVALU INC.

Annual Report on Form 10-K

Items 6, 8 and 15(a)

Index of Selected Financial Data and Financial Statements and Schedules

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. and Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

	2006	2005	2004	2003	2002
Statement of Earnings Data (a)
Net sales	$19,863,599	$19,543,240	$20,209,679	$19,160,368	$20,293,040
Cost of sales	16,977,352	16,681,472	17,372,429	16,567,397	17,704,197
Selling and administrative expenses	2,446,634	2,228,944	2,220,329	2,020,110	2,037,771
Gain on sale of WinCo Foods, Inc.	—	(109,238)	—	—	—
Restructure and other charges	4,455	26,416	15,523	2,918	46,300
Operating earnings	435,158	715,646	601,398	569,943	504,772
Interest, net	106,010	114,782	146,518	161,939	172,774
Earnings before income taxes	329,148	600,864	454,880	408,004	331,998
Provision for income taxes	122,979	215,041	174,742	150,962	133,672
Net earnings	206,169	385,823	280,138	257,042	198,326
Net earnings per common share—basic	1.52	2.86	2.09	1.92	1.49
Net earnings per common share—diluted	1.46	2.71	2.01	1.86	1.47

Balance Sheet Data (a)
Inventories (FIFO) (b)	$1,114,164	$1,180,602	$1,214,122	$1,194,791	$1,178,817
Working capital (b)	821,335	643,477	361,394	288,572	36,031
Net property, plant and equipment	1,968,872	2,190,888	2,126,429	2,209,046	2,197,425
Total assets	6,038,271	6,273,962	6,161,771	5,896,245	5,796,249
Long-term debt (c)	1,405,971	1,578,867	1,633,721	2,019,658	1,875,873
Stockholders’ equity	2,619,453	2,510,561	2,209,574	2,009,240	1,899,138

Other Statistics (a)
Net earnings as a percent of net sales	1.04%	1.97%	1.39%	1.34%	0.98%
Return on average stockholders’ equity	7.95%	16.24%	13.29%	12.97%	10.70%
Book value per common share	$19.20	$18.53	$16.40	$15.03	$14.29
Current ratio (b)	1.55:1	1.40:1	1.20:1	1.19:1	1.02:1
Debt to capital ratio (d)	36.7%	40.1%	46.7%	51.8%	54.3%
Dividends declared per common share	$0.64	$0.60 1/4	$0.57 3/4	$0.56 3/4	$0.55 3/4
Weighted average common shares outstanding—basic	136,077	135,003	133,975	133,730	132,940
Weighted average common shares outstanding—diluted	145,699	144,924	143,236	142,695	136,405
Depreciation and amortization	$310,678	$303,039	$301,589	$297,056	$340,750
Capital expenditures (e)	$365,332	$325,688	$371,464	$439,438	$388,658
Net cash provided by operating activities	$674,057	$791,566	$846,826	$583,510	$702,964
Net cash used in investing activities	$(258,476)	$(161,814)	$(271,604)	$(330,623)	$(235,129)
Net cash used in financing activities	$(193,397)	$(457,793)	$(312,454)	$(235,870)	$(466,060)

Notes:

(a)	Fiscal 2004 statement of earnings data includes 53 weeks, and all other years include 52 weeks. Dollars in thousands except per share and percentage data.

Historical data is not necessarily indicative of the company’s future results of operations or financial condition. See discussion of “Risk factors” in Item 1A of this report.

(b)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $160.0 million for fiscal 2006, $148.6 million for fiscal 2005, $135.8 million for fiscal 2004, $145.5 million for fiscal 2003 and $140.8 million for fiscal 2002.

(c)	Long-term debt includes long-term debt and long-term obligations under capital leases.

(d)	The debt to capital ratio is calculated as debt, which includes notes payable, current debt, current obligations under capital leases, long-term debt and long-term obligations under capital leases, divided by the sum of debt and stockholders’ equity.

(e)	Capital expenditures include cash expenditures and non-cash capital lease asset additions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 25, 2006 and February 26, 2005, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended February 25, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 25, 2006 and February 26, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 25, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SUPERVALU INC.’s internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 9, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/S/ KPMG LLP

Minneapolis, Minnesota
May 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that SUPERVALU INC. maintained effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SUPERVALU INC. maintained effective internal control over financial reporting as of February 25, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 25, 2006 and February 26, 2005, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended February 25, 2006, and our report dated May 9, 2006, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Minneapolis, Minnesota
May 9, 2006

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In thousands, except percent data)

	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)	February 28, 2004 (53 weeks)
Net sales
Retail food	$10,634,954	$10,549,478	$10,551,235
	53.5%	54.0%	52.2%
Supply chain services	9,228,645	8,993,762	9,658,444
	46.5%	46.0%	47.8%

Total net sales	$19,863,599	$19,543,240	$20,209,679
	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$268,820	$446,303	$443,968
Supply chain services operating earnings	214,371	234,585	222,462
General corporate expenses	(43,578)	(48,064)	(49,509)
Gain on sale of WinCo Foods, Inc.	—	109,238	—
Restructure and other charges	(4,455)	(26,416)	(15,523)

Total operating earnings	435,158	715,646	601,398
Interest expense, net	(106,010)	(114,782)	(146,518)

Earnings before income taxes	$329,148	$600,864	$454,880

Identifiable assets
Retail food	$2,826,098	$3,269,793	$3,448,117
Supply chain services	2,543,093	2,550,535	2,440,692
Corporate	669,080	453,634	272,962

Total	$6,038,271	$6,273,962	$6,161,771

Depreciation and amortization
Retail food	$216,480	$207,523	$200,367
Supply chain services	93,535	94,943	99,322
Corporate	663	573	1,900

Total	$310,678	$303,039	$301,589

Capital expenditures
Retail food	$247,823	$219,069	$304,774
Supply chain services	116,816	105,435	65,878
Corporate	693	1,184	812

Total	$365,332	$325,688	$371,464

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

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)	February 28, 2004 (53 weeks)
Net sales	$19,863,599	$19,543,240	$20,209,679
Costs and expenses
Cost of sales	16,977,352	16,681,472	17,372,429
Selling and administrative expenses	2,446,634	2,228,944	2,220,329
Gain on sale of WinCo Foods, Inc.	—	(109,238)	—
Restructure and other charges	4,455	26,416	15,523

Operating earnings	435,158	715,646	601,398

Interest
Interest expense	138,928	137,500	165,581
Interest income	32,918	22,718	19,063

Interest expense, net	106,010	114,782	146,518

Earnings before income taxes	329,148	600,864	454,880
Provision for income taxes
Current	168,108	168,586	123,026
Deferred	(45,129)	46,455	51,716

Income tax expense	122,979	215,041	174,742

Net earnings	$206,169	$385,823	$280,138

Net earnings per common share—basic	$1.52	$2.86	$2.09
Net earnings per common share—diluted	$1.46	$2.71	$2.01
Weighted average number of common shares outstanding
Basic	136,077	135,003	133,975
Diluted	145,699	144,924	143,236

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	February 25, 2006	February 26, 2005
ASSETS
Current assets
Cash and cash equivalents	$686,099	$463,915
Receivables, less allowance for losses of $15,732 in 2006 and $22,523 in 2005	439,168	464,249
Inventories	954,200	1,032,034
Other current assets	88,573	161,922

Total current assets	2,168,040	2,122,120

Long-term notes receivable, less allowance for losses of $11,360 in 2006 and $11,240 in 2005	31,781	35,115
Long-term investment in direct financing leases	34,121	53,436
Property, plant and equipment
Land	130,694	154,548
Buildings	1,175,920	1,114,863
Property under construction	60,100	18,522
Leasehold improvements	427,620	453,130
Equipment	1,849,073	1,727,094
Assets under capital leases	452,046	554,426

	4,095,453	4,022,583
Less accumulated depreciation and amortization	2,126,581	1,831,695

Net property, plant and equipment	1,968,872	2,190,888

Goodwill	1,613,603	1,627,847
Other assets	221,854	244,556

Total assets	$6,038,271	$6,273,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,031,482	$1,106,860
Accrued vacation, compensation and benefits	230,319	240,862
Current maturities of long-term debt	74,650	64,320
Current obligations under capital leases	37,071	35,143
Income taxes currently payable	23,120	52,208
Other current liabilities	110,027	127,818

Total current liabilities	1,506,669	1,627,211

Long-term debt	974,460	1,051,888
Long-term obligations under capital leases	431,511	526,979
Deferred income taxes	53,704	150,654
Other liabilities	452,474	406,669
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized 400,000 shares
Shares issued, 150,670 in 2006 and 2005	150,670	150,670
Capital in excess of par value	132,717	116,047
Accumulated other comprehensive losses	(128,227)	(104,581)
Retained earnings	2,776,896	2,658,012
Treasury stock, at cost, 14,233 shares in 2006 and 15,192 shares in 2005	(312,603)	(309,587)

Total stockholders’ equity	2,619,453	2,510,561

Total liabilities and stockholders’ equity	$6,038,271	$6,273,962

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Other Comprehensive Losses	Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCES AT FEBRUARY 24, 2003	150,670	$150,670	$114,028	(16,982)	$(327,327)	$(79,063)	$2,150,932	$2,009,240
Net earnings	—	—	—	—	—	—	280,138	280,138
Other comprehensive loss	—	—	—	—	—	(19,669)	—	(19,669)
Sales of common stock under option plans	—	—	(11,047)	1,596	41,508	—	—	30,461
Cash dividends declared on common stock $0.5775 per share	—	—	—	—	—	—	(77,495)	(77,495)
Compensation under employee incentive plans	—	—	(629)	93	2,127	—	—	1,498
Purchase of shares for treasury	—	—	—	(617)	(14,599)	—	—	(14,599)

BALANCES AT FEBRUARY 28, 2004	150,670	150,670	102,352	(15,910)	(298,291)	(98,732)	2,353,575	2,209,574

Net earnings	—	—	—	—	—	—	385,823	385,823
Other comprehensive loss	—	—	—	—	—	(5,849)	—	(5,849)
Sales of common stock under option plans	—	—	12,522	2,646	44,143	—	—	56,665
Cash dividends declared on common stock $0.6025 per share	—	—	—	—	—	—	(81,386)	(81,386)
Compensation under employee incentive plans	—	—	1,173	49	520	—	—	1,693
Purchase of shares for treasury	—	—	—	(1,977)	(55,959)	—	—	(55,959)

BALANCES AT FEBRUARY 26, 2005	150,670	150,670	116,047	(15,192)	(309,587)	(104,581)	2,658,012	2,510,561

Net earnings	—	—	—	—	—	—	206,169	206,169
Other comprehensive loss	—	—	—	—	—	(23,646)	—	(23,646)
Sales of common stock under option plans	—	—	14,079	1,670	22,429	—	—	36,508
Cash dividends declared on common stock $0.6400 per share	—	—	—	—	—	—	(87,285)	(87,285)
Compensation under employee incentive plans	—	—	2,591	184	3,367	—	—	5,958
Purchase of shares for treasury	—	—	—	(895)	(28,812)	—	—	(28,812)

BALANCES AT FEBRUARY 25, 2006	150,670	$150,670	$132,717	(14,233)	$(312,603)	$(128,227)	$2,776,896	$2,619,453

	2006	2005	2004
Comprehensive income:
Net earnings	$206,169	$385,823	$280,138
Derivative financial instrument—unrealized loss, net of tax of $4.2 million in 2004	—	—	6,735
Minimum pension liability, net of tax of $16.1 million in 2006, $(2.5) million in 2005 and $17.1 million in 2004	(23,646)	(5,849)	(26,404)

Comprehensive income	$182,523	$379,974	$260,469

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)	February 28, 2004 (53 weeks)
Cash flows from operating activities
Net earnings	$206,169	$385,823	$280,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of WinCo Foods, Inc.	—	(109,238)	—
Loss on sale of Cub Chicago	94,531	—	—
Restructure and other charges	4,455	26,416	15,523
Impairment charges	72,952	—	—
Depreciation and amortization	310,678	303,039	301,589
LIFO expense	13,153	6,112	4,734
Provision for losses on receivables	3,467	10,338	10,479
Loss (gain) on sale of property, plant and equipment	5,564	7,445	(1,802)
Deferred income taxes	(61,237)	48,962	38,761
Equity in (earnings) losses of unconsolidated subsidiaries	616	(14,325)	(39,215)
Other adjustments, net	5,621	3,154	4,339
Changes in assets and liabilities, net of effects from acquisition and dispositions of businesses:
Receivables	19,009	22,429	23,407
Inventories	28,177	34,943	(19,331)
Long-term notes receivable, net	3,229	24,880	14,620
Accounts payable	(82,265)	22,610	1,361
Income taxes currently payable	(21,476)	(67,449)	82,781
Other assets and liabilities	71,414	86,427	129,442

Net cash provided by operating activities	674,057	791,566	846,826

Cash flows from investing activities
Proceeds from sale of assets	49,430	34,896	56,552
Proceeds from sale of WinCo Foods, Inc.	—	229,846	—
Purchases of property, plant and equipment	(307,906)	(262,790)	(328,156)
Purchase of Total Logistics, Inc.	—	(163,766)	—

Net cash used in investing activities	(258,476)	(161,814)	(271,604)

Cash flows from financing activities
Net (reduction) issuance of notes payable	—	—	(80,000)
Proceeds from issuance of long-term debt	—	3,813	—
Repayment of long-term debt	(69,813)	(331,798)	(131,063)
Reduction of obligations under capital leases	(34,564)	(33,004)	(32,884)
Dividends paid	(85,775)	(80,220)	(77,035)
Net proceeds from the sale of common stock under option plans	25,567	39,375	23,127
Payment for purchase of treasury shares	(28,812)	(55,959)	(14,599)

Net cash used in financing activities	(193,397)	(457,793)	(312,454)

Net increase in cash and cash equivalents	222,184	171,959	262,768
Cash and cash equivalents at beginning of year	463,915	291,956	29,188

Cash and cash equivalents at end of year	$686,099	$463,915	$291,956

SUPPLEMENTAL CASH FLOW INFORMATION

The company’s non-cash activities were as follows:

Leased asset additions and related obligations	$57,426	$62,898	$43,308
Minimum pension liability, net of deferred taxes	$23,646	$5,849	$26,404
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$116,902	$122,131	$143,088
Income taxes paid (net of refunds)	$172,231	$216,572	$29,081

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DESCRIPTION

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three retail food store formats: extreme value stores primarily under the retail banner Save-A-Lot; price superstores, under the regional retail banners of Cub Foods, Shop ’n Save, Shoppers Food & Pharmacy and bigg’s; and supermarkets, under the regional retail banners of Farm Fresh, Scott’s and Hornbacher’s. As of the close of the fiscal year, the company conducted its retail operations through 1,381 stores, including 862 licensed extreme value stores. Store counts are adjusted for the planned sale of Deals and corporate owned Shop ’n Save Pittsburgh. SUPERVALU also provides supply chain services, including food distribution and related logistics support services primarily across the United States retail grocery channel. As of the close of the fiscal year, the company served as the primary grocery supplier to approximately 2,200 retail food stores in 48 states, including its own regional banner store network, and as a secondary supplier to approximately 500 stores.

Definitive Agreement to Purchase Company

On January 23, 2006, SUPERVALU announced that SUPERVALU, CVS Corporation (“CVS”) and an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) had reached definitive agreements to acquire Albertson’s, Inc (“Albertsons”). Each Albertsons stockholder will ultimately be entitled to receive $20.35 in cash and 0.182 shares of SUPERVALU common stock for each share of Albertsons’ common stock that they held before the transaction. Pursuant to those agreements, SUPERVALU will acquire the operations of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, and the Albertsons’ banner stores in the Intermountain, Northwest and Southern California regions, and the related in-store pharmacies under the Osco and Save-On banners, for a total of approximately 1,125 stores (the “Proposed Transaction”). The total consideration to be paid by SUPERVALU is approximately $12.4 billion (based on a $32.65 average stock price using the 20 day trading average of the closing price of SUPERVALU stock through January 20, 2006) including approximately $3.8 billion in cash and $2.5 billion in stock and the assumption of approximately $6.1 billion of Albertsons’ debt. Following the Proposed Transaction, which is expected to close during June 2006, approximately 65 percent of SUPERVALU will be held by existing SUPERVALU stockholders and approximately 35 percent will be held by former Albertsons’ stockholders, on a fully diluted basis, including the settlement of the Albertsons’ 7.25 percent mandatory convertible securities. The “new” SUPERVALU will have approximately 224 million fully diluted common shares outstanding, compared to approximately 146 million fully diluted shares outstanding as of February 25, 2006. After the Proposed Transaction, SUPERVALU is expected to have revenues of approximately $44 billion (of which approximately 80% will be retail), approximately 194,000 employees, 2,505 owned and licensed stores, 878 in-store pharmacies and 117 fuel centers. The transaction is subject to approval by SUPERVALU stockholders and Albertsons’ stockholders, the contemporaneous closing of the agreements with the Cerberus Group and CVS, and the satisfaction or waiver of customary closing conditions. On April 28, 2006, the Securities and Exchange Commission (“SEC”) declared effective the Form S-4 Joint Proxy Statement/Prospectus in connection with the Proposed Transaction.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. References to the company refer to SUPERVALU INC. and Subsidiaries.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year:

The company’s fiscal year ends on the last Saturday in February. The company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2004, which consisted of 13 weeks. The last three fiscal years consist of the 52-week period ending February 25, 2006, the 52-week period ending February 26, 2005, and the 53-week period ending February 28, 2004.

Revenue Recognition:

Revenues from product sales are recognized at the point of sale for retail food and upon shipment of the product for food distribution. Revenues from services rendered are recognized immediately after such services have been provided.

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

Advertising expenses are a component of cost of sales in the Consolidated Statements of Earnings and are expensed as incurred. Advertising expenses were $79.2 million, $80.8 million and $83.4 million for fiscal 2006, 2005 and 2004, respectively.

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

For a significant portion of the company’s inventory, cost is determined through use of the last-in, first-out (LIFO) method. The company utilized LIFO to value approximately 65 percent and 64 percent of the company’s consolidated inventories for fiscal 2006 and 2005, respectively. The first-in, first-out method (FIFO) is used to determine cost for some of the remaining highly consumable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the company’s inventories would have been higher by approximately $160.0 million at February 25, 2006 and $148.6 million at February 26, 2005.

The retail inventory method (“RIM”) is used to value retail inventory. The valuation of inventories is at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality.

The company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Reserves for Closed Properties and Asset Impairment Charges:

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to sixteen years. The company estimates subtenant income and future cash flows based on the company’s experience and knowledge of the market in which the closed property is located, the company’s previous efforts to dispose of similar assets and existing economic conditions.

Owned properties and capital lease properties that are closed are reduced to their estimated fair value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets’ carrying value. The company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, 3 to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $1.9 million, $0.2 million and $0.4 million was capitalized in fiscal years 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment.

Impairment of Long-Lived Assets:

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed by comparing projected undiscounted future cash flows rates to the carrying value of the asset or group of assets as defined in SFAS No. 144. If impairment is identified for long-lived assets to be held and used, discounted future cash flows are compared to the asset’s current carrying value. Impairment is recorded when the carrying value exceeds the discounted cash flows. Impairment charges are a component of selling and administrative expenses in the Consolidated Statement of Earnings.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company has limited involvement with derivatives, primarily interest rate swap agreements, and uses them only to manage well-defined interest rate risks. The company does not use financial instruments or derivatives for any trading or other speculative purposes.

Stock-based Compensation:

The company has stock based employee compensation plans, which are described more fully in the Stock Option Plans note in the Notes to Consolidated Financial Statements. The company utilizes the intrinsic value-based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in company common stock. This method defines the company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for options issued under the stock option plans in fiscal 2006, 2005 or 2004 as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2006	2005	2004
	(In thousands, except per share data)
Net earnings, as reported	$206,169	$385,823	$280,138
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	1,849	7,732	1,385
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(17,892)	(23,733)	(11,643)

Pro forma net earnings	190,126	369,822	269,880
Add: interest and amortization on dilutive convertible debentures, net of related tax effect	7,070	6,786	7,678

Pro forma net earnings for diluted earnings per share	$197,196	$376,608	$277,558

Earnings per share—basic:
As reported	$1.52	$2.86	$2.09
Pro forma	$1.40	$2.74	$2.01
Earnings per share—diluted:
As reported	$1.46	$2.71	$2.01
Pro forma	$1.36	$2.60	$1.93

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

Net Earnings Per Share (EPS):

Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts, if any, of stock options, restricted stock, and outstanding contingently convertible debentures. In addition, for the calculation of diluted earnings per share, net income is adjusted to eliminate the after tax interest expense recognized during the year related to contingently convertible debentures, when the contingently convertible debentures are dilutive. See the Earnings Per Share note in the Notes to Consolidated Financial Statements.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123 (Revised 2004), “Share-Based Payment.” This revised statement, which is effective for fiscal years beginning after June 15, 2005, requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” The company plans to adopt the revised statement in its first quarter of its fiscal year 2007, which begins on February 26, 2006. For previously issued awards, the company will adopt SFAS 123(R) on a modified prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. The company estimates that earnings per share for the year ending February 24, 2007 will be reduced by approximately $0.10 per diluted share as a result of the incremental compensation expense to be recognized from implementing SFAS No. 123(R). These estimates will change if the company completes the Proposed Transaction as described above.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The company is required to adopt the provisions of SFAS 153 during the first quarter of fiscal year 2007, which begins on February 26, 2006. The provisions of SFAS 153 are not expected to have a material impact on the consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 is effective for the year beginning February 26, 2006.

In March 2005 the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for the company during the fiscal year ended February 25, 2006 and did not have a material effect on the company’s consolidated financial statements.

RESTRUCTURE AND OTHER CHARGES

In fiscal 2002, 2001 and 2000, the company commenced restructuring programs designed to reduce costs and enhance efficiencies and included facility consolidation and disposal of non-core assets and assets not meeting return objectives or providing long-term strategic opportunities. The restructuring plans resulted in the company recording pre-tax restructure and other charges in fiscal 2002, 2001 and 2000.

In fiscal 2003, all activity for the fiscal 2002, 2001 and 2000 restructure plans was completed. The company recognized pre-tax restructure and other charges of $4.5 million, $26.4 million and $15.5 million for fiscal years 2006, 2005 and 2004 respectively. These charges reflect changes in liabilities associated with employee benefit related costs from previously exited distribution facilities as well as changes in estimates on exited real estate, including asset impairment. Fiscal 2006 charges related primarily to restructure 2001 and consisted of adjustments for changes in estimates on exited real estate of $1.4 million, asset impairment charges of $1.0 million and property holding costs of $2.1 million. Fiscal 2005 charges related primarily to restructure 2001 and consisted of adjustments of $22.3 million for changes in estimates, asset impairment charges of $0.5 million, and property holding costs of $3.6 million. Fiscal 2004 charges reflect the net adjustments to the restructure reserves of $12.8 million, as well as asset impairment adjustments of $2.7 million for restructure 2001.

The remaining 2001 restructure reserves include $12.4 million for employee benefit related costs and $12.3 million for lease related costs for exited properties.

The table below shows the remaining restructure reserves for the 2002, 2001 and 2000 plans as of February 25, 2006, as well as reserve related activity for the three fiscal years then ended.

Restructure Plan	Fiscal 2003 Reserve Balance	Fiscal 2004 Activity		Fiscal 2004 Reserve Balance	Fiscal 2005 Activity		Fiscal 2005 Reserve Balance	Fiscal 2006 Activity		Fiscal 2006 Reserve Balance
		Usage	Adjustment		Usage	Adjustment		Usage	Adjustment
	(In millions)
2002	$3.4	$(3.8)	$0.6	$0.2	$(0.2)	$—	$—	$—	$—	$—
2001	$32.2	$(17.3)	$11.7	$26.6	$(6.6)	$22.3	$42.3	$(18.7)	$1.1	$24.7
2000	$11.1	$(9.1)	$0.5	$2.5	$(1.4)	$—	$1.1	$(1.4)	$0.3	$—

RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT CHARGES

During fiscal 2006, the company announced the plans to dispose of twenty corporate operated Shop ‘n Save retail stores in Pittsburgh. Related to this disposition, the company recorded a charge of $64.6 million, which

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included property, plant and equipment related impairment charges of $52.4 million, goodwill impairment charges of $6.7 million and other charges of $5.5 million. During the fourth quarter of fiscal 2006, the company recorded a charge of $7.3 million related to this disposition. The company anticipates completing the disposition in fiscal 2007.

Reserves for Closed Properties:

The company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. Included in this activity is the Pittsburgh activity discussed above. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Details of the activity in the closed property reserves for fiscal 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in thousands)
Beginning balance	$37,446	$47,205	$49,873
Additions	10,404	12,889	10,809
Usage	(10,076)	(22,648)	(13,477)

Ending balance	$37,774	$37,446	$47,205

Asset Impairment:

The company recognized asset impairment charges of $66.5 million during fiscal 2006 on the write-down of property, plant and equipment for closed properties, primarily related to the plan to dispose of corporate operated Shop ‘n Save retail stores in Pittsburgh and the impairment of certain assets following the planned disposition of Deals stores, including charges of $12.7 million in the fourth quarter. For fiscal 2006, the asset impairment charges related to the retail food segment. The company recognized asset impairment charges of $4.8 million and $7.6 million in fiscal 2005 and 2004, respectively, on the write-down of property, plant and equipment for closed properties. For fiscal 2005, the asset impairment charge related to the retail food segment. For fiscal 2004, of the $7.6 million asset impairment charge recognized, $6.2 million related to the retail food segment and $1.4 million related to the supply chain services segment. Impairment charges, a component of selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

SALE OF CUB FOODS—CHICAGO

Concurrent with the Proposed Transaction, the company sold 26 Cub Foods stores located primarily in the Chicago area in January 2006 to the Cerberus Group for a pretax and after tax loss of approximately $95 million and $61 million, respectively. The pretax loss is included in selling and administrative expenses on the Consolidated Statements of Earnings.

NOTES RECEIVABLE

Notes receivable arise from financing activities with independent retail food customers. Loans to retailers, as well as trade accounts receivable, are primarily collateralized by the retailers’ inventory, equipment and fixtures. The notes range in length from one to seventeen years with an average term of six years, and may be non-interest bearing or bear interest at rates ranging from approximately 4.5 to 10.7 percent.

Notes receivable, net due within one year of $18.0 million and $13.8 million at February 25, 2006 and February 26, 2005, respectively, are included in current receivables, net in the Consolidated Balance Sheets.

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

At February 25, 2006 and at February 26, 2005, the company had approximately $0.8 billion of goodwill related to retail food and $0.8 billion related to supply chain services.

A summary of changes in the company’s goodwill and other acquired intangible assets during fiscal 2006 and fiscal 2005 follows:

	February 28, 2004	Amorti- zation	Additions	Other net adjustments	February 26, 2005	Amorti- zation	Additions	Other net adjustments	February 25, 2006
	(in thousands)
Goodwill	$1,557,057		$116,606	$(45,816)	$1,627,847		$6,454	$(20,698)	$1,613,603
Other acquired intangible assets:
Trademarks and tradenames	15,269		8,042	(1,057)	22,254		236	—	22,490
Leasehold Rights, Customer lists and other (accumulated amortization of $23,704 and $20,573, at February 25, 2006 and February 26, 2005, respectively)	49,369		510	(594)	49,285		589	(97)	49,777
Customer relationships (accumulated amortization of $5,220 and $2,492 at February 25, 2006 and February 26, 2005, respectively)	43,361		6,700	(2,992)	47,069		564	—	47,633
Non-compete agreements (accumulated amortization of $5,105 and $4,329 at February 25, 2006 and February 26, 2005)	7,219		1,625	(550)	8,294		—	—	8,294

Total other acquired intangible assets	115,218		16,877	(5,193)	126,902		1,389	(97)	128,194
Accumulated amortization	(22,290)	$(6,166)	—	1,062	(27,394)	$(6,702)	—	67	(34,029)

Total goodwill and other acquired intangible assets, net	$1,649,985	$(6,166)	$133,483	$(49,947)	$1,727,355	$(6,702)	$7,843	$(20,728)	$1,707,768

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2006 additions primarily reflect the acquisition of certain retail properties. Fiscal 2005 additions primarily reflect the acquisition of Total Logistics. Fiscal 2006 other net adjustments of $20.7 million primarily reflect purchase accounting adjustments between deferred income taxes and goodwill related to former acquisitions of $29.5 million, reductions of goodwill of $11.2 million primarily related to Shop ’n Save Pittsburgh, which were partially offset by purchase accounting adjustments to increase goodwill $20.0 million for the finalization of the valuation related to the acquisition of Total Logistics in fiscal 2005. Fiscal 2005 other net adjustments of $49.9 million primarily reflect purchase accounting adjustments between deferred income taxes and goodwill relating to former acquisitions of $45.8 million and $4.0 million related to the Asset Exchange.

Other acquired intangible assets are a component of other assets in the Consolidated Balance Sheets. Amortization expense of $6.7 million, $6.2 million and $4.5 million was recorded in fiscal 2006, 2005 and 2004, respectively. Future amortization expense will approximate $6.3 million per year for each of the next five years. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives generally ranging from five to twenty years. All intangible assets are amortizable with the exception of the trademarks and trade names.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The company reflected in net sales in the Consolidated Statements of Earnings equity in earnings (losses) of ($0.6) million, $14.3 million and $39.2 million from investments in unconsolidated subsidiaries in fiscal 2006, 2005 and 2004, respectively. The equity method of accounting is used for companies and other investments in which the company has significant influence, which generally represents common stock ownership or partnership equity of at least 20 percent and not more than 50 percent. At year-end 2006, the supply chain services segment’s primary investment in unconsolidated subsidiaries included a 25.5 percent interest in International Data, LLC, a strategic outsourcing services provider, specializing in, among other things, data services, check and remittance processing and coupon promotions processing. At year-end 2006, the retail food segment held investments in various retail properties. The supply chain services segment recognized $(9.5) million, $4.4 million, and $10.0 million of equity in earnings (loss) from investments in unconsolidated subsidiaries in fiscal 2006, 2005 and 2004, respectively, with total investments in unconsolidated subsidiaries of $7.4 million and $21.2 million as of the end of fiscal 2006 and 2005, respectively. The retail food segment recognized $8.9 million, $9.9 million and $29.2 million of equity in earnings from investments in unconsolidated subsidiaries in fiscal 2006, 2005 and 2004, respectively. The amount of investments in unconsolidated subsidiaries was $2.9 million and $3.9 million as of the end of fiscal 2006 and 2005, respectively. Investments in unconsolidated subsidiaries are included in other assets in the Consolidated Balance Sheet.

FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the company entered into swap agreements in the notional amount of $225.0 million that exchange a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the company and are components of other assets in the Consolidated Balance Sheets. At February 25, 2006, and February 26, 2005, the hedge was highly effective. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the Consolidated Statements of Earnings, and through February 25, 2006, the net earnings impact was zero.

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

The estimated fair value of notes receivable was in excess of the carrying value by approximately $0.1 million at February 25, 2006. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded debt instruments of similar credit quality.

The estimated fair value of the company’s long-term debt (including current maturities) was in excess of the carrying value by approximately $35.8 million at February 25, 2006. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

The estimated fair value of the company’s interest rate swaps is the carrying value at February 25, 2006. The fair value of interest rate swaps is the amount at which they could be settled and is estimated by obtaining quotes from brokers.

DEBT

Notes, debentures and other debt were composed of the following at year-end:

	February 25, 2006	February 26, 2005
	(In thousands)
7.875% promissory note due fiscal 2010	$350,000	$350,000
7.5% promissory note due fiscal 2013	300,000	300,000
Zero-coupon convertible debentures	258,548	247,325
6.64% medium-term notes due fiscal 2007	64,800	103,500
Variable rate industrial revenue bonds	51,680	59,530
8.28%-9.46% promissory notes due fiscal 2007-2011	10,543	15,252
8.02% and 8.57% obligations with quarterly payments of principal and interest due fiscal 2007	2,401	18,495
Other debt	11,138	22,106

	1,049,110	1,116,208
Less current maturities	74,650	64,320

Long-term debt	$974,460	$1,051,888

Aggregate maturities of long-term debt are:

(In thousands)
2007	$74,650
2008	7,109
2009	12,042
2010	367,458
2011 and thereafter	587,851

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the company’s debt agreements. The company has met the financial covenants under the debt agreements as of February 25, 2006.

At February 25, 2006, the company had an unsecured $750.0 million revolving credit agreement with rates tied to LIBOR plus 0.275 to 0.675 percent and with facility fees ranging from 0.10 to 0.20 percent on the total amount of the facility, both based on the company’s credit ratings. The company had no outstanding borrowings under the credit facility at February 25, 2006 and February 26, 2005. As of February 25, 2006, letters of credit outstanding under the credit facility were $148.4 million and the unused available credit under the facility was $601.6 million. The agreement contains various financial covenants including ratios for interest coverage and debt leverage. The company has met the financial covenants under the revolving credit agreements as of February 25, 2006.

In August 2005, the company renewed its annual accounts receivable securitization program, under which the company can borrow up to $200.0 million on a revolving basis, with borrowings secured by eligible accounts receivable. Facility fees related to the accounts receivable securitization program incurred by the company during Fiscal 2006 were 0.175 to 0.20 percent on the total amount of the facility. The company had no outstanding borrowings under this program at February 25, 2006 and February 26, 2005. The agreement contains various covenants that are consistent with transactions of this nature, including a requirement that the rating assigned to the company’s long-term unsecured debt by Standard & Poor’s rating service or Moody’s rating service to be BB or higher or Ba2 or higher, respectively. The company has met the covenants under the annual accounts receivable program as of February 25, 2006. See Subsequent Events note in the Notes to the Consolidated Financial Statements for additional discussion.

On May 3, 2004, the company voluntarily redeemed $250.0 million of 7.625 percent notes due September 15, 2004, in accordance with the note redemption provisions. The company incurred $5.7 million in pre-tax costs related to this early redemption, which is included in interest expense.

In November 2001, the company sold zero-coupon convertible debentures having an aggregate principal amount at maturity of $811.0 million. The proceeds from the offering, net of approximately $5.0 million of expenses, were $208.0 million. The debentures mature in 30 years and are callable at the company’s option on or after October 1, 2006. Holders may require the company to purchase all or a portion of their debentures on October 1, 2006 or October 1, 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid cash interest. If the option is exercised, the company has the choice of paying the holder in cash, common stock or a combination of the two. The debentures are convertible if the closing price of the company’s common stock on the New York Stock Exchange for twenty of the last thirty trading days of any fiscal quarter exceeds certain levels, at $39.75 per share for the quarter ending June 17, 2006, and rising to $113.29 per share at September 6, 2031, if the rating assigned to the debentures by Standard & Poor’s rating service or Moody’s rating service, are BB or lower, or Ba3 or lower, respectively, if the notes are called for redemption, or if certain specified corporate actions occur. In the event of conversion, 9.6434 shares of the company’s common stock will be issued per $1,000 debenture or approximately 7.8 million shares should all debentures be converted. The debentures have an initial yield to maturity of 4.5 percent, which is being accreted over the life of the debentures using the effective interest method. The company will pay contingent cash interest for the six-month period commencing November 3, 2006 and for any six-month period thereafter if the average market price of the debentures for a five trading day measurement period preceding the applicable six-month period equals 120 percent or more of the sum of the issue price and accrued original issue discount for the debentures. The debentures are classified as long-term debt based on the company’s intent, subject to the Proposed Transaction, to settle with equity shares upon conversion.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LEASES

Capital and operating leases:

The company leases certain retail food stores, food distribution warehouses and office facilities. Many of these leases include renewal options, and to a limited extent, include options to purchase. Amortization of assets under capital leases was $31.7 million, $34.5 million and $35.1 million in fiscal 2006, 2005 and 2004, respectively. Accumulated amortization of assets under capital leases was $133.6 million and $144.9 million as of February 25, 2006 and February 26, 2005, respectively.

Future minimum obligations under capital leases in effect at February 25, 2006 are as follows:

Lease Obligations
(In thousands)
Fiscal Year
2007	$67,741
2008	67,240
2009	64,751
2010	62,658
2011	60,940
Later	464,767

Total future minimum obligations	788,097
Less interest	372,258

Present value of net future minimum obligations	415,839
Less current obligations	30,095

Long-term obligations	$385,744

The present values of future minimum obligations shown are calculated based on interest rates determined at the inception of the lease ranging from approximately 6 percent to 14 percent, with a weighted average rate of 7.8 percent.

In addition to its capital leases, the company is obligated under operating leases, primarily for buildings, warehouses and transportation and computer equipment. Future minimum obligations under operating leases in effect at February 25, 2006 are as follows:

Operating Lease Obligations
(In thousands)
Fiscal Year
2007	$154,849
2008	134,069
2009	167,683
2010	86,971
2011	72,155
Later	314,086

Total future minimum obligations	$929,813

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

Total rent expense, net of sublease income, relating to all operating leases with terms greater than one year was $121.9 million, $115.6 million and $119.7 million in fiscal 2006, 2005 and 2004, respectively.

Future minimum receivables under operating leases and subleases in effect at February 26, 2005 are as follows:

	Owned Property	Leased Property	Total
	(In thousands)
Fiscal Year
2007	$1,026	$21,974	$23,000
2008	1,016	17,588	18,604
2009	513	13,887	14,400
2010	246	10,556	10,802
2011	81	7,120	7,201
Later	—	26,367	26,367

Total future minimum receivables	$2,882	$97,492	$100,374

Owned property leased to third parties is as follows:

	February 25, 2006	February 26, 2005
	(In thousands)
Land, buildings and equipment	$11,782	$10,055
Less accumulated depreciation	7,285	5,566

Net land, buildings and equipment	$4,497	$4,489

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct financing leases:

Under direct financing capital leases, the company leases buildings to independent retailers with terms ranging from 5 to 20 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 25, 2006, are as follows:

	Direct Financing Lease Receivables	Direct Financing Capital Lease Obligations
	(In thousands)
Fiscal Year
2007	$11,273	$10,630
2008	10,244	9,628
2009	9,487	8,931
2010	8,601	8,111
2011	6,959	6,576
Later	17,050	28,688

Total minimum lease payments	63,614	72,564
Less unearned income	22,572	—
Less interest	—	19,821

Present value of net minimum lease payments	41,042	52,743
Less current portion	6,922	6,976

Long-term portion	$34,120	$45,767

INCOME TAXES

The provision for income taxes consists of the following:

	2006	2005	2004
	(In thousands)
Current
Federal	$147,720	$151,003	$110,031
State	22,186	19,227	14,495
Tax credits	(1,798)	(1,644)	(1,500)

Total current	168,108	168,586	123,026
Deferred	(45,129)	46,455	51,716

Total provision	$122,979	$215,041	$174,742

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before income taxes is attributable to the following:

	2006	2005	2004
	(In thousands)
Federal taxes based on statutory rate	$115,202	$210,302	$159,208
State income taxes, net of federal benefit	10,556	15,800	13,394
Audit settlements	—	(6,700)	(2,214)
Other	(2,779)	(4,361)	4,354

Total provision	$122,979	$215,041	$174,742

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences which give rise to significant portions of the net deferred tax asset (liability) as of February 25, 2006 and February 26, 2005 are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Restructure	$31,558	$25,845
Net operating loss from acquired subsidiaries	14,546	16,191
Pension liability	52,756	41,580
Other health and benefit plans	123,173	92,054
Other	7,114	13,117

Total deferred tax assets	229,147	188,787
Deferred tax liabilities:
Accelerated deductions primarily depreciation and amortization	(166,088)	(218,442)
Acquired assets basis differences	(72,012)	(52,220)
Accelerated interest deductions	(15,760)	(11,293)
Other	(3,025)	(24,769)

Total deferred tax liabilities	(256,885)	(306,724)

Net deferred tax liability	$(27,738)	$(117,937)

The company currently has net operating loss (NOL) carryforwards from acquired companies of $40 million for tax purposes, which expire beginning in 2007 and continuing through 2018.

Based on management’s assessment, it is more likely than not that all of the deferred tax assets will be realized; therefore, no valuation allowance is considered necessary.

ACCUMULATED OTHER COMPREHENSIVE LOSSES

The accumulated balances, net of income taxes, for each classification of accumulated other comprehensive losses are as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Losses
	(In thousands)
Balances at February 28, 2004	$(98,732)	$(98,732)
Minimum pension liability	(5,849)	(5,849)

Balances at February 26, 2005	(104,581)	(104,581)
Minimum pension liability	(23,646)	(23,646)

Balances at February 25, 2006	$(128,227)	$(128,227)

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STOCK OPTION PLANS

The company’s 2002 Stock Plan and the SUPERVALU/Richfood Stock Incentive Plan allow the granting of non-qualified stock options and incentive stock options to purchase shares of the company’s common stock, to key salaried employees at prices not less than 100 percent of their fair market value, determined based on the average of the opening and closing sale price of a share on the date of grant. The company’s 1997 stock plan allows only the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value determined on the same basis. In April 2002, the Board of Directors reserved an additional 3.8 million shares for issuance under the 1997 plan. In April 2005, the Board of Directors reserved an additional 9.0 million shares for issuance under the 2002 plan, which was approved by the shareholders of the company on June 15, 2005. 7.5 million of these shares are reserved for issuance as stock options and the remaining 1.5 million shares are reserved for restricted stock awards. The company also has options outstanding under its 1983 and 1993 plans, but no further options may be granted under these plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Committee”) may determine at the time of granting whether each option granted, except those granted under the 1997 plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Committee. Generally, options issued prior to fiscal 2006 have a term of ten years. Effective in fiscal 2006, options issued shall not be for more than a term of seven years. Generally, options vest over four years. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee, may determine.

Changes in the options granted, exercised and outstanding under such plans are as follows:

	Shares	Weighted Average Price per Share
	(In thousands)
Outstanding, February 22, 2003	13,005	$23.10
Granted	2,716	17.70
Exercised	(2,103)	17.36
Canceled and forfeited	(1,779)	36.18

Outstanding, February 28, 2004	11,839	$20.92
Granted	3,154	30.37
Exercised	(3,550)	19.68
Canceled and forfeited	(139)	25.57

Outstanding, February 26, 2005	11,304	$23.88
Granted	3,228	33.32
Exercised	(2,377)	21.15
Canceled and forfeited	(355)	27.73

Outstanding, February 25, 2006	11,800	$26.89

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option information at year-end 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$12.25 to $15.90	1,896,974	5.66 years	$15.38	1,279,380	$15.14
16.08 to 23.08	1,768,197	3.71	20.79	1,644,197	20.94
23.09 to 29.21	1,800,999	5.18	27.66	1,484,214	27.62
29.29 to 29.90	1,737,936	8.04	29.89	699,156	29.89
29.96 to 33.45	2,312,485	4.86	31.53	1,858,568	31.43
33.46 to 35.67	2,283,573	5.98	33.59	642,213	33.86

$12.25 to $35.67	11,800,164	5.55	26.89	7,607,728	25.74

Option shares available for grant were 9.7 million and 3.2 million at February 25, 2006 and February 26, 2005, respectively. As of February 25, 2006, the company has reserved 10.4 million shares, in aggregate, for the plans.

As of February 25, 2006, limited stock appreciation rights have been granted and are outstanding under the 1989 stock appreciation rights plan and the 1993 stock plan. Such rights relate to options granted to purchase 202,100 shares of common stock and are exercisable only upon a “change in control.” See the Shareholder Rights Plan note in the Notes to the Consolidated Financial Statements.

In addition to the stock plans described above, the company incurs expenses under long-term incentive and restricted stock plans at the discretion of the Board of Directors. Compensation expense under these plans was $2.9 million, $12.2 million and $2.2 million for fiscal 2006, 2005 and 2004, respectively.

See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for the impact of stock based compensation on pro forma net earnings and earnings per common share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2006	2005	2004
Dividend yield	2.00%	2.00%	2.00%
Risk free interest rate	3.89%	3.07%	2.10%
Expected life	4.8 years	4.5 years	4.5 years
Expected volatility	28.87%	31.79%	32.04%
Estimated fair value of options granted per share	$8.42	$7.80	$4.25

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

In May 2004, the Board of Directors authorized a treasury stock purchase program under which the company is authorized to purchase up to 5.0 million shares of the company’s common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the company’s stock. In fiscal 2005, the company purchased approximately 0.4 million shares under the program at an average cost of $27.73 per share. In fiscal 2006, the company purchased approximately 0.9 million shares under the program at an average cost of $32.19 per share. As of February 25, 2006, approximately 3.7 million shares remained available for purchase under this program.

EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

	2006	2005	2004
	(In thousands, except per share amounts)
Earnings per share—basic:
Net earnings	$206,169	$385,823	$280,138
Weighted average shares outstanding—basic	136,077	135,003	133,975
Earnings per share—basic	$1.52	$2.86	$2.09
Earnings per share—diluted:
Net earnings	$206,169	$385,823	$280,138
Interest and amortization related to dilutive contingently convertible debentures, net of tax	7,070	6,786	7,678

Net earnings used for diluted earnings per share calculation	$213,239	$392,609	$287,816

Weighted average shares outstanding	136,077	135,003	133,975
Dilutive impact of options outstanding	1,804	2,103	1,443
Dilutive impact of contingently convertible debentures	7,818	7,818	7,818

Weighted average shares—diluted	145,699	144,924	143,236

Earnings per share—diluted	$1.46	$2.71	$2.01

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 25, 2006. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire term of the lease or other debt obligation with remaining

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms that range from less than one year to nineteen years, with a weighted average remaining term of approximately thirteen years. For each guarantee issued, if the affiliated retailer defaults on a payment, the company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 25, 2006, the maximum amount of undiscounted payments the company would be required to make in the event of default of all guarantees was approximately $226 million and represented approximately $126 million on a discounted basis. No amount has been accrued for the company’s obligation under its guaranty arrangements.

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

The company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.0 million. At February 26, 2005, the estimated market value of the property underlying this lease approximately equaled the purchase option. The company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of $0.4 million, which is included in other liabilities in the Consolidated Balance Sheets at February 25, 2006.

The company had $176.8 million of outstanding letters of credit as of February 25, 2006, of which $148.4 million were issued under the credit facility and $28.4 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation programs, merchandise import programs, and payment obligations. The company pays fees, which vary by instrument, of up to 0.70 percent on the outstanding balance of the letter of credit.

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

The company has entered into a Proposed Transaction to acquire certain assets of Albertson’s, Inc. See additional discussion of the Proposed Transaction in the Subsequent Events note in the Notes to the Consolidated Financial Statement.

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

The following tables set forth the changes in benefit obligations and plan assets, a reconciliation of the accrued benefit costs and total benefit costs for the fiscal years for the company’s defined benefit pension plans and the post retirement benefit plans which have a plan measurement date of November 30:

	Pension Benefits		Post Retirement Benefits
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
	(In thousands)
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year	$686,545	$618,570	$148,557	$125,081
Service cost	20,748	19,370	1,818	1,443
Interest cost	40,503	37,957	8,649	6,899
Actuarial loss (gain)	60,204	33,894	(9,077)	23,375
Benefits paid	(28,136)	(23,246)	(9,131)	(8,241)

Benefit obligations at end of year	$779,864	$686,545	$140,816	$148,557

CHANGES IN PLAN ASSETS
Fair value of plan assets at beginning of year	$520,443	$466,809	$—	$—
Actual return on plan assets	39,036	51,880	—	—
Company contributions	25,000	25,000	9,131	8,241
Plan participants’ contributions	—	—	5,507	5,464
Benefits paid	(28,136)	(23,246)	(14,638)	(13,705)

Fair value of plan assets at end of year	$556,343	$520,443	$—	$—

RECONCILIATION OF PREPAID (ACCRUED) COST AND TOTAL AMOUNT RECOGNIZED
Funded status	$(223,521)	$(166,101)	$(140,816)	$(148,557)
Unrecognized net loss	260,260	221,880	63,647	79,376
Unrecognized prior service cost	6,862	7,766	(6,179)	(8,084)

Prepaid (accrued) cost	$43,601	$63,545	$(83,348)	$(77,265)

Accrued benefit liability	$(162,418)	$(107,159)
Intangible asset	6,862	7,766
Accumulated other comprehensive loss	199,157	162,938

Total recognized	$43,601	$63,545

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the defined benefit pension plan was $718,761 and $627,602 at February 25, 2006 and February 26, 2005, respectively.

	Pension Benefits			Post Retirement Benefits
	2006	2005	2004	2006	2005	2004
	(In thousands)
NET BENEFIT COSTS FOR THE FISCAL YEAR
Service cost	$20,748	$19,370	$18,243	$1,818	$1,443	$1,350
Interest cost	40,503	37,957	35,003	8,649	6,899	7,457
Expected return on plan assets	(40,774)	(41,843)	(40,970)	—	—	—
Amortization of:
Unrecognized net loss	23,173	18,895	7,898	6,652	3,722	3,305
Unrecognized prior service cost	1,294	1,261	1,106	(1,905)	(1,949)	(1,200)

Net benefit costs for the fiscal year	$44,944	$35,640	$21,280	$15,214	$10,115	$10,912

The company utilized the following assumptions in the calculations for pension and post retirement benefit plans:

	2006	2005	2004
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.25%	7.00%
Rate of compensation increase	3.00%	3.00%	3.25%
Expected return on plan assets	8.00%	8.75%	9.00%

The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation was 11.0 percent in fiscal 2006. The assumed health care cost trend rate will decrease by one percent each year for the next six years until it reaches the ultimate trend rate of 5.0 percent. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a one percent change in the trend rate would impact the accumulated post retirement benefit obligation by approximately $10 million and the service and interest cost by approximately $0.6 million in fiscal 2007.

The company also maintains non-contributory unfunded pension plans to provide certain employees with pension benefits in excess of limits imposed by federal tax law. The projected benefit obligation of the unfunded plans was $21.5 million and $18.1 million at February 25, 2006 and February 26, 2005, respectively. The accumulated benefit obligation of these plans totaled $17.8 million and $14.2 million at February 25, 2006 and February 26, 2005, respectively. Net periodic pension cost was $2.9 million, $3.6 million and $3.6 million for fiscal 2006, 2005 and 2004, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Plan assets are invested using a combination of active and passive investment strategies. Passive strategies invest in broad sectors of the market primarily through the use of indexing. Indexing is an investment management approach based on investing in exactly the same securities, in the same proportions, as an index, such as the S&P 500. The management style is considered passive because portfolio managers don’t make decisions about which securities to buy and sell, they simply mimic the composition and weightings of the appropriate stock or bond market index. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities), and interest rate bets (fixed income) versus benchmark indices while focusing primarily on security selection as a means to add value. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The following table summarizes the actual allocation of our pension plan assets at the November 30 measurement date as well as our target allocation.

Asset Category	Target Allocation Ranges			Plan Assets Fiscal 2006	Plan Assets Fiscal 2005
Domestic Equity	45.0%	—	70.0%	60.1%	60.7%
International Equity	7.0%	—	20.0%	9.9%	10.1%
Domestic Fixed Income	25.0%	—	35.0%	24.5%	23.5%
Cash and Other	0.0%	—	15.0%	5.5%	5.7%

Total				100.0%	100.0%

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

The company reviews and selects the discount rate to be used in connection with its postretirement obligations annually. In determining the discount rate, the company uses the yield on corporate bonds (rated Aa or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted-average discount rate by imputing the singular interest rate that equates the total present value with the

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stream of future cash flows. This resulting weighted-average discount rate is then used in evaluating the final discount rate to be used by the company. Prior to using the yield curve approach, the discount rate assumptions were based on investment yields of Aa rated long-term corporate bonds on the date of determination. The discount rate as of the November 30, 2005 measurement date was 5.75%, compared to 6.00% as of November 30, 2004.

The company expects to contribute approximately $26.0 million to its non-union defined benefit pension plans during fiscal 2007.

The following table summarizes the estimated future benefit payments, which reflect expected future service as appropriate, that are expected to be paid:

	Pension Benefits	Post Retirement Benefits
	(In thousands)
Fiscal Year
2007	$26,530	$9,900
2008	26,530	10,400
2009	28,730	10,900
2010	31,230	11,300
2011	34,130	11,700
2012-2016	221,850	65,300

The pension benefits also reflect the estimated future benefit payments for the non-contributory, unfunded pension plans sponsored by the company.

Employer contributions under the defined contribution 401(k) and profit sharing plans are determined by plan provisions or at the discretion of the company’s Retirement Committee and were $16.3 million, $18.3 million and $17.1 million for fiscal 2006, 2005 and 2004, respectively. Under the defined contribution 401(k) plan, employees have the option of contributing between 2 percent and 15 percent of pretax earnings. Plan assets also include 2.8 and 3.0 million shares of the company’s common stock at February 25, 2006 and February 26, 2005, respectively.

The company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements. These plans require the company to make contributions thereto as negotiated in such collective bargaining agreements. The company incurred expense related to the union pension plans of $37.0 million, $37.0 million and $34.2 million for fiscal 2006, 2005 and 2004, respectively. Currently, some of these plans are underfunded in that the present value of accrued liabilities exceeds the current value of the assets held in trust to pay benefits. If the company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the company to fund its proportionate share of a plan’s unfunded vested benefits. There are many variables that affect future funding requirements such as investment returns and benefit levels.

SHAREHOLDER RIGHTS PLAN

On April 24, 2000, the company announced that the Board of Directors adopted a Shareholder Rights Plan under which one preferred stock purchase right is distributed for each outstanding share of common stock. The

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUBSEQUENT EVENTS

On March 13, 2006, the pre-merger waiting period for the Proposed Transaction with Albertson’s, Inc. expired, indicating that the Federal Trade Commission (“FTC”) has completed the pre-merger review as required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. No divestiture of retail stores or other assets was required and the FTC imposed no conditions or restrictions on the Proposed Transaction. On April 28, 2006, the SEC declared effective the Form S-4 Joint Proxy Statement / Prospectus in connection with the Proposed Transaction. The merger will be presented for SUPERVALU shareholder approval at a Special Meeting of Stockholders, which is scheduled for May 30, 2006, at which SUPERVALU shareholders who held shares as of the record date of April 21, 2006 will be entitled to vote. The Proposed Transaction also remains subject to the satisfaction of customary closing conditions, including approval of the Proposed Transaction by Albertsons’ stockholders.

On April 13, 2006, the rating of the long-term unsecured debt of the company by Moody’s Investors Service was changed from Baa3 to Ba3. As a result of this rating downgrade, the company’s zero-coupon convertible debentures are now convertible into shares of the company’s common stock. Also as a result of this rating downgrade, the company amended its annual accounts receivable securitization program on April 24, 2006 to allow that the rating assigned to the company’s long-term unsecured debt by Standard & Poor’s rating service or Moody’s rating service to be B+ or higher or B1 or higher, respectively. The amendment resulted in an increase to the facility fees from 0.375 to 0.55 percent on the total amount of the facility. There were no borrowings outstanding on this facility as of April 13, 2006.

SEGMENT INFORMATION

Refer to page F-7 for the company’s segment information.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	Fiscal Year Ended February 25, 2006
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$5,972,290	$4,556,218	$4,694,987	$4,640,104	$19,863,599
Gross profit	$869,551	$660,988	$674,699	$681,009	$2,886,247
Net earnings	$91,202	$33,773	$75,192	$6,002	$206,169
Net earnings per common share—basic (a)	$0.67	$0.25	$0.55	$0.04	$1.52
Net earnings per common share—diluted (a)	$0.64	$0.24	$0.53	$0.04	$1.46
Dividends declared per common share	$0.1525	$0.1625	$0.1625	$0.1625	$0.6400
Weighted average shares—basic	135,774	136,125	136,199	136,313	136,077
Weighted average shares—diluted (b)	145,603	145,948	145,549	137,921	145,699

	Fiscal Year Ended February 26, 2005
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$5,910,649	$4,486,963	$4,555,122	$4,590,506	$19,543,240
Gross profit	$845,037	$655,138	$660,197	$701,396	$2,861,768
Net earnings	$149,411	$78,536	$64,943	$92,933	$385,823
Net earnings per common share—basic (a)	$1.10	$0.58	$0.48	$0.69	$2.86
Net earnings per common share—diluted (a)	$1.04	$0.55	$0.46	$0.65	$2.71
Dividends declared per common share	$0.1450	$0.1525	$0.1525	$0.1525	$0.6025
Weighted average shares—basic	135,244	135,230	134,343	135,116	135,003
Weighted average shares—diluted	145,378	144,888	144,058	145,243	144,924

Notes:

(a)	Fiscal 2006 and fiscal 2005 net earnings include after-tax restructure and other items of $2.8 million and $16.7 million, respectively.

(b)	The decrease in fiscal 2006 fourth quarter weighted average shares-diluted is primarily due to the anti-dilutive impact of 7.8 million of contingently convertible debentures.

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of year	Additions	Deductions	Balance at end of year
Allowance for doubtful accounts:
Year ended:
February 25, 2006	$22,523	3,361	10,152	$15,732
February 26, 2005	18,531	9,755	5,763	22,523
February 28, 2004	21,913	8,396	11,778	18,531

Allowance for notes receivable accounts:
Year ended:
February 25, 2006	$11,240	452	332	$11,360
February 26, 2005	15,913	583	5,256	11,240
February 28, 2004	13,948	2,083	118	15,913

Closed properties reserves:
Year ended:
February 25, 2006	$37,446	10,404	10,076	$37,774
February 26, 2005	47,205	12,889	22,648	37,446
February 28, 2004	49,873	10,809	13,477	47,205

EXHIBIT INDEX

Exhibit Number	Exhibit
*(3) (i)	Restated Certificate of Incorporation.

*(3) (ii)	Restated Bylaws, as amended.

*4.1.	Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee, relating to certain outstanding debt securities of the Registrant.

*4.2.	First Supplemental Indenture dated as of August 1, 1990, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.3.	Second Supplemental Indenture dated as of October 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.4.	Third Supplemental Indenture dated as of September 1, 1995, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.5.	Fourth Supplemental Indenture dated as of August 4, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.6.	Fifth Supplemental Indenture dated as of September 17, 1999, between the Registrant and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Registrant and Bankers Trust Company, as Trustee.

*4.7.	Letter of Representations dated November 12, 1992, between the Registrant, Bankers Trust Company, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of the Registrant.

*4.8.	Rights Agreement dated as of April 12, 2000, between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise.

*4.9.	Indenture dated as of November 2, 2001, between SUPERVALU INC. and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior).

*4.10.	Registration Rights Agreement dated as of November 2, 2001, by and among SUPERVALU INC., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

*4.11.	Form of Credit Agreement, dated as of February 28, 2005, among the Registrant, the Lenders named therein, JPMORGAN CHASE BANK, N.A., as Administrative Agent, and BANK OF AMERICA, N.A., as Syndication Agent.

*10.1.	SUPERVALU INC. 2002 Stock Plan, as amended.

*10.2.	SUPERVALU INC. 1997 Stock Plan, as amended.

*10.3.	SUPERVALU INC. 1993 Stock Plan, as amended.

*10.4.	SUPERVALU/Richfood Stock Incentive Plan, as amended.

*10.5.	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended.

*10.6.	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.

*10.7.	SUPERVALU INC. 1989 Stock Appreciation Rights Plan.

*10.8.	SUPERVALU INC. Executive Incentive Bonus Plan.

*10.9.	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended.

10.10.	SUPERVALU INC. Long-Term Incentive Plan, as amended.

*10.11.	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended.

*10.12.	SUPERVALU INC. Excess Benefit Plan Restatement, as amended.

*10.13.	SUPERVALU INC. Deferred Compensation Plan as amended.

*10.14.	SUPERVALU INC. Executive Deferred Compensation Plan, as amended.

*10.15.	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended.

*10.16.	Form of Agreement used in connection with the Registrant’s Executive Post Retirement Survivor Benefit Program.

10.17.	Form of Change of Control Severance Agreements entered into with certain officers of the Registrant, as amended.

*10.18.	SUPERVALU INC. Directors Retirement Program, as amended.

*10.19.	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.20.	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.21.	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.22	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan.

*10.23.	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan.

*10.24.	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan.

*10.25.	Restricted Stock Unit Award Agreement for David L. Boehnen, as amended.

*10.26.	Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended.

*10.27.	Restricted Stock Unit Award Agreement for John H. Hooley.

*10.28.	Restricted Stock Unit Award Agreement for Michael L. Jackson.

*10.29.	Restricted Stock Unit Award Agreement for Jeffrey Noddle.

*10.30.	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002.

10.31	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended.

10.32	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended.

*10.33	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors.

*10.34	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors.

*10.35	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors.

*10.36	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and Conditions.

10.37	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended.

*10.38	Performance Criteria for Awards under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan.

*10.39	Performance Criteria for Awards under the Company’s Long-Term Incentive Plan.

10.40	Annual discretionary CEO Bonus Pool.

*10.41	Purchase and Separation Agreement by and among Albertson’s, Inc., New Aloha Corporation, Supervalu Inc. and AB Acquisition LLC, dated January 22, 2006.

*10.42	Asset Purchase Agreement among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., Supervalu Inc., New Aloha Corporation, and the Sellers Listed on Annex A attached thereto, Dated January 22, 2006.

12.1.	Ratio of Earnings to Fixed Charges.

21.1.	SUPERVALU INC. Subsidiaries.

23.1.	Consent of KPMG LLP.

24.1.	Power of Attorney.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference