Form 10-Q
period 2006-06-17
SUPERVALU INC
filed 2006-07-27
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 17, 2006.

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 26, 2006 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	211,631,812

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(In millions, except percent and per share data)

	First Quarter (16 weeks) ended
	June 17, 2006	% of sales	June 18, 2005	% of sales
Net sales	$5,783	100.0%	$5,972	100.0%
Cost of sales	4,968	85.9	5,102	85.5

Gross profit	815	14.1	870	14.5

Selling and administrative expenses	644	11.1	688	11.5
Restructuring charges	3	0.1	—	—

Operating earnings	168	2.9	182	3.0
Interest expense, net	26	0.5	37	0.6

Earnings before income taxes	142	2.4	145	2.4
Income tax expense	55	0.9	54	0.9

Net earnings	$87	1.5%	$91	1.5%

Net earnings per common share—basic	$0.59		$0.67
Net earnings per common share—diluted	0.57		0.64
Dividends declared per common share	0.1625		0.1525

Weighted average number of common shares outstanding:
Basic	147		136
Diluted	156		146

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(unaudited)

(In millions, except percent data)

	First Quarter (16 weeks) ended
	June 17, 2006	June 18, 2005
Net sales

Retail food and drug	$2,930	$3,184
% of total	50.7%	53.3%

Supply chain services	2,853	2,788
% of total	49.3%	46.7%

Total net sales	$5,783	$5,972
	100.0%	100.0%

Operating earnings

Retail food and drug operating earnings	$128	$128
% of sales	4.4%	4.0%

Supply chain services operating earnings	76	71
% of sales	2.7%	2.6%

General corporate expenses	(33)	(17)
Restructuring charges	(3)	—

Total operating earnings	168	182
% of sales	2.9%	3.0%
Interest expense, net	(26)	(37)

Earnings before income taxes	142	145

Income tax expense	(55)	(54)

Net earnings	$87	$91

The Company’s business is classified by management into two reportable segments: Retail food and drug and Supply chain services. Retail food and drug operations include three retail formats: regional price superstores, regional supermarkets and extreme value stores. The retail formats include results of food and drug stores owned and results of sales to extreme value stores licensed by the Company. Supply chain services operations include results of sales to affiliated food stores, mass merchants and other customers and logistics arrangements. Substantially all of the Company’s operations are domestic. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements.

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In millions, except par value data)

	First Quarter	Fiscal Year End
	June 17, 2006	February 25, 2006
ASSETS

Current Assets
Cash and cash equivalents	$498	$686
Receivables, less allowance for doubtful accounts of $26 and $16, respectively	1,141	439
Inventories, net	2,804	954
Other current assets	545	89

Total Current Assets	4,988	2,168

Property, plant and equipment, net	8,797	1,969
Goodwill	5,900	1,614
Intangibles, net	2,700	94
Other assets	648	193

Total Assets	$23,033	$6,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,252	$1,262
Current maturities of long-term debt and capital lease obligations	147	112
Other current liabilities	2,055	133

Total Current Liabilities	5,454	1,507

Long-term debt	8,060	974
Capital lease obligations	1,100	432
Other liabilities and deferred income taxes	3,252	506
Commitments and contingencies
Stockholders’ Equity
Common stock, $1.00 par value: Authorized - 400 shares; issued – 224 and 151 shares, respectively	224	151
Capital in excess of par value	2,533	132
Accumulated other comprehensive loss	(128)	(128)
Retained earnings	2,842	2,777
Treasury stock, at cost, 14 shares	(304)	(313)

Total Stockholders’ Equity	5,167	2,619

Total Liabilities and Stockholders’ Equity	$23,033	$6,038

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances at February 26, 2005	$151	$116	$(310)	$(104)	$2,658	$2,511

Net earnings	—	—	—	—	206	206	$206
Minimum pension liability adjustment (net of tax of $16)	—	—	—	(24)	—	(24)	(24)
Sales of common stock under option plans	—	14	23	—	—	37	—
Cash dividends declared on common stock $0.6400 per share	—	—	—	—	(87)	(87)	—
Compensation under employee incentive plans	—	2	3	—	—	5	—
Purchase of shares for treasury	—	—	(29)	—	—	(29)	—

Balances at February 25, 2006	151	132	(313)	(128)	2,777	2,619	$182

Net earnings	—	—	—	—	87	87	87
Stock and options issued in connection with the Acquisition	69	2,272	—	—	—	2,341	—
Sales of common stock under option plans	4	113	4	—	—	121	—
Stock-based compensation expense	—	13	—	—	—	13	—
Cash dividends declared on common stock $0.1625 per share	—	—	—	—	(22)	(22)	—
Compensation under employee incentive plans	—	3	5	—	—	8	—

Balances at June 17, 2006	$224	$2,533	$(304)	$(128)	$2,842	$5,167	$87

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In millions)

	Year-to-date (16 weeks) ended
	June 17, 2006	June 18, 2005
Cash flows from operating activities
Net earnings	$87	$91
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87	94
LIFO expense	3	2
Gain on sale of assets	(15)	—
Restructuring charges	3	—
Deferred income taxes	(7)	(9)
Stock-based compensation	13	—
Equity in earnings of unconsolidated subsidiaries	(2)	(4)
Other adjustments, net	2	2
Changes in assets and liabilities	(68)	69

Net cash provided by operating activities	103	245

Cash flows from investing activities
Proceeds from sale of assets	61	6
Purchases of property, plant and equipment	(83)	(79)
Business acquisition, net of cash acquired	(2,226)	—

Net cash used in investing activities	(2,248)	(73)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net	1,970	—
Repayment of long-term debt	(79)	(28)
Reduction of obligations under capital leases	(8)	(8)
Net proceeds from the sale of common stock under option plans	118	4
Dividends paid	(44)	(41)
Payment for purchase of treasury shares	—	(18)

Net cash provided by (used in) financing activities	1,957	(91)

Net increase (decrease) in cash and cash equivalents	(188)	81
Cash and cash equivalents at beginning of period	686	464

Cash and cash equivalents at the end of period	$498	$545

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars and Shares in millions, except per share data)

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor of two wholesale grocery firms established in the 1870’s. SUPERVALU is one of the largest companies in the United States grocery channel.

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertsons’ in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Save-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho, Glendale, Arizona and Salt Lake City, Utah.

As of the close of the first quarter ended June 17, 2006, the Company conducted its retail operations through 2,504 stores including 870 licensed extreme value stores. The Company also operated approximately 900 in-store pharmacies and 118 fuel centers near existing stores. Additionally, the Company provides supply chain services and related logistics support services across the United States retail grocery channel. As of the close of the first quarter ended June 17, 2006, the Company served as the primary grocery supplier to approximately 2,200 retail food stores in 48 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 400 stores. The Company’s supply chain activities are supported by 35 major Company distribution operations, located throughout the United States of America.

Accounting Policies

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for its fiscal year ended February 25, 2006 (fiscal 2006). References to the Company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of the Acquired Operations and the Company, the accompanying June 17, 2006 Condensed Consolidated Balance Sheet includes the assets and liabilities related to the Acquired Operations as of June 2, 2006. No operating results of the Acquired Operations are included in the accompanying Condensed Consolidated Statements of Earnings for the period from June 2, 2006 through June 17, 2006. These results will be included in the second quarter. The quarterly reporting period for the Acquired Operations ended June 1, 2006. Starting with the third quarter of fiscal 2007, the end of each fiscal quarter for the Acquired Operations will be two days preceding the rest of the Company. In fiscal 2007, the second and third quarter will include 13 weeks of the Acquired Operations results and the fourth quarter will consist of 12 weeks of the Acquired Operations results.

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the 16 weeks ended June 17, 2006 and June 18, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the 16 weeks ended June 17, 2006 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain reclassifications have been made to conform prior years data to current presentation. These reclassifications had no effect on reported earnings.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of those estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

Net Earnings Per Share (EPS)

Basic EPS is calculated using earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock and outstanding contingently convertible debentures. In addition, for the calculation of diluted earnings per share, net earnings is adjusted to eliminate the after tax interest expense recognized during the period related to contingently convertible debentures.

The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter (16 weeks) Ended
	June 17, 2006	June 18, 2005
Earnings per share—basic
Net earnings	$87	$91
Weighted average shares outstanding—basic	147	136
Earnings per share—basic	$0.59	$0.67
Earnings per share—diluted
Net earnings	$87	$91
Interest related to dilutive contingently convertible debenture, net of tax	2	2

Net earnings used for diluted earnings per share calculation	$89	$93

Weighted average shares outstanding	147	136
Dilutive impact of options and restricted stock outstanding	1	2
Dilutive impact of contingently convertible debentures	8	8

Weighted average shares—diluted	156	146

Earnings per share—diluted	$0.57	$0.64

Options to purchase 8 and 2 shares of common stock were outstanding during the quarters ended June 17, 2006 and June 18, 2005, respectively, but were excluded from the computation of diluted earnings per share because they were not dilutive.

NOTE 2 – BUSINESS ACQUISITION

On the Acquisition Date, the Company, CVS Corporation (“CVS”), an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”), Albertsons entered into a series of agreements providing for the sale of Albertsons to the Company, CVS and the Cerberus Group. Those agreements provided for the following:

•	First, Albertsons became a subsidary of New Albertsons (the “reorganization merger”).

•	After the reorganization merger, Albertsons was converted to a limited liability company (“Albertson’s LLC”) and a series of reorganizations occurred. As a result of those reorganizations, New Albertsons held the Acquired Operations and Albertson’s LLC held substantially all of the standalone drug store business and the remaining supermarket businesses and certain liabilities of Albertsons’ historical businesses.

•	Next, CVS purchased substantially all of the assets and assumed specified liabilities of the standalone drug business.

•	The Cerberus Group then acquired the equity interests of Albertson’s LLC.

•	Finally, the Company acquired New Albertsons (the “Acquisition”).

The Company purchased the Acquired Operations using a combination of stock, debt assumption and cash comprised of:

Acquisition of approximately 372 million shares of outstanding common stock:
In cash	$7,572
In exchange for approximately 68.5 million shares of SUPERVALU common stock	2,252
Debt assumed	6,119
Cash settlement of restricted stock unit and stock option awards	155
Stock options assumed	89
Direct costs of the acquisition	38

Total purchase price	$16,225

The sale of the standalone drug stores to CVS and the sale of Albertsons LLC to the Cerberus Group generated approximately $4.9 billion in cash that was combined with the Company’s allocated portion of the purchase price of approximately $11.3 billion in cash and equity to complete the Albertsons acquisition.

Acquisition of New Albertsons, Inc. Common Stock

Pursuant to the Acquisition agreement, each share of New Albertson common stock was acquired for $20.35 in cash and 0.182 shares of SUPERVALU common stock (the “Acquisition Consideration”). The cash portion of the Acquisition Consideration was funded using approximately $556 of cash on hand, approximately $135 million of the Acquired Operations cash on hand, approximately $1,970 of debt financing provided by new credit facilities, and the cash proceeds of approximately $4,911 from the simultaneous sale of the standalone drug store business and the non-core supermarket business historically operated by Albertsons. The fair value of SUPERVALU common stock issued was $32.73, which represented the average closing price of the Company’s common stock beginning two days before and ending two days after the January 23, 2006 announcement date.

Transition Services Agreement

In connection with the purchase of Albertson’s LLC by the Cerberus Group, the Company entered into a transition services agreement. The transition services agreement contemplates a two year term and provides for fixed payments to the Company of $155 in the aggregate in the first year and $135 in the aggregate in the second year and, in addition, quarterly variable payments of $8.75 for a total of $35 variable payments per year. After the first quarter, the quarterly variable payments may be reduced by $0.4375 for each increment of 35 stores that will no longer be supported under the terms of the agreement. Albertson’s LLC will be required to provide the Company with 60 days’ advance notice of stores that will no longer be supported under the transition services agreement, during which time the Company intends to reduce support infrastructure and related costs.

Debt Assumed

The Company assumed $6,119 of the Acquired Operations’ outstanding debt. This debt consisted primarily of publicly issued notes and debentures (including mandatory convertible securities), medium term notes, and capital lease obligations (see Note 8 – Debt). As of the Acquisition Date, the estimated fair value of the debt assumed by the Company was $5,888. The fair value of the public notes and debentures were estimated based on market quotes. The fair value of the mandatory convertible securities were estimated based on the closing market price of the security. The fair values for the remaining debt were estimated based on the market yields of publicly traded debt with similar credit ratings, interest rates, and maturity dates.

Cash Settlement of Restricted Stock Units and Stock Option Awards

As of the Acquisition Date, Albertsons had approximately 7 million restricted stock units and 31 million stock options outstanding. As a result of the Acquisition, all outstanding awards fully vested other than approximately 366 thousand restricted stock unit awards. In accordance with the Acquisition agreement, the Company agreed to settle all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock. The Company also agreed to settle in cash all of the fully vested stock options held by Albertsons employees who were not acquired by the Company. Included in Other current assets in the accompanying Condensed Consolidated Balance Sheet as of June 17, 2006 is $201 of short-term investments that are contractually restricted for the future payment of change-in-control severance benefits, restricted stock units, and stock options.

Stock Options Assumed

In accordance with the Acquisition agreement, the Company assumed the stock options of the Albertsons employees that became employees of the Company. Those stock options became fully vested and were converted into the right to acquire a total of 22 million shares of Company stock, using an exchange ratio based on the Acquisition Consideration.

Direct Costs of the Acquisition

Direct costs of the Acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the Acquisition.

Preliminary Purchase Price Allocation

The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date. These preliminary purchase price allocations are estimates based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS No. 141, “Business Combinations.” The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of long-lived assets, inventories, intangible assets, capital lease obligations, income taxes and deferred income taxes, and residual goodwill. The valuations are preliminary due to the size and timing of the acquisition.

Preliminary Purchase Price Allocation
Current assets	$3,320
Property, plant and equipment	6,877
Goodwill	4,291
Intangibles	2,610
Other assets	443

Total assets required	17,541

Current liabilities	3,868
Long-term debt	5,846
Other liabilities and deferred income taxes	2,767

Total liabilities assumed	12,481

Net assets acquired	5,060

Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons	135
Cash proceeds from the sale of the standalone drug stores and non-core supermarket business of Albertsons	4,911
Debt assumed	6,119

Total purchase price	$16,225

Preliminary values of acquired intangible assets included the following:

	Preliminary Purchase Price Allocation	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,822
Liquor licenses	11

Total non-amortizing	$1,833

Amortizing:
Favorable operating leases	$667	18
Customer loyalty programs	98	7
Customer lists and other	12	6

Total amortizing	$777	17

The preliminary purchase price allocation to intangible assets is based on estimated fair values determined by internal analyses pending revision based on further fair valuation analyses to be performed by third-party valuation specialists. Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of less than one to 37 years.

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled $344. These leases have an estimated weighted average life of 19 years and are included in other liabilities and deferred income taxes.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill of the Retail food and drug segment. Goodwill is nonamortizing for financial statement purposes and is not tax deductible.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of operations of SUPERVALU and the Acquired Operations as if the Acquisition had occurred at the beginning of fiscal 2007 and 2006. Certain adjustments have been made to reflect changes in depreciation, income taxes and interest expense that would have resulted from the change in the accounting base of certain assets and liabilities due to the Acquisition, based on our preliminary estimates of fair value. These adjustments are subject to change as these initial estimates are refined over time. Because of differences in the accounting calendars of SUPERVALU and the Acquired Operations, the pro forma results below include SUPERVALU results for 16 weeks and results of the Acquired Operations for 13 weeks. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma financial information does not reflect any potential synergies.

	Quarter ended June 17, 2006		Quarter ended June 18, 2005
Net sales	$11,733		$11,940
Net earnings	174	(1)	121

Weighted average common shares:
Basic	206		205
Diluted	216		216

Earnings per share:
Basic	$0.85		$0.59
Diluted	0.80		0.56

(1)	Certain items impacting the comparability of this pro forma financial information include: (a) $29 after-tax curtailment gain recognized in the first quarter of fiscal 2007 that resulted from amendments to certain of Albertsons’ defined benefit pension plans; (b) $10 after-tax stock compensation expenses recognized in the first quarter of fiscal 2007; (c) $19 after-tax expense due to transaction costs related to the Acquisition and (d) Net interest costs were approximately $21 after-tax lower year-over-year as a result of lower debt, higher invested cash balances, and interest on tax-related items.

NOTE 3 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated earnings statements. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in NOTE 9 - Stock Based Compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, had no effect on the Company’s condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2006, with early adoption permitted. The Company is in the process of evaluating FIN 48.

NOTE 4 - BENEFIT PLANS

Net Periodic Pension and Postretirement Benefit Cost

Net periodic pension and postretirement benefit cost for the first fiscal quarters of 2007 and 2006 for the Company-sponsored pension and postretirement benefit plans were as follows:

	First Quarter (16 weeks) Ended
	Pension Benefits		Postretirement Benefits
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Service cost	$7	$6	$1	$1
Interest cost	13	12	2	3
Expected return on plan assets	(14)	(12)	—	—
Amortization of:
Unrecognized net loss	8	7	2	2
Unrecognized prior service cost	1	1	(1)	(1)

Net periodic benefit cost	$15	$14	$4	$5

The Company contributed $27 and $25 to its non–union defined benefit pension plan in the first quarters of fiscal 2007 and fiscal 2006, respectively.

Employee Benefit Plan Obligations Assumed in the Acquisition

The following disclosures address the employee benefit plans assumed in the Acquisition, which should be read in conjunction with the Benefit Plans disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Substantially all of the employees of the Acquired Operations working over 20 hours per week are covered by retirement plans. New Albertsons sponsors both defined benefit and defined contribution pension plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in Acquired Operations-sponsored plans. The assumed plans also offer health and life insurance to retirees under postretirement benefit plans, and short-term and long-term disability benefits to former and inactive employees prior to retirement under post employment benefit plans.

The benefit obligation, fair value of plan assets and funded status of the assumed defined benefit pension plans and other postretirement benefit plans were as follows:

	Defined Benefit Pension Plans June 17, 2006	Postretirement Benefit Plans June 17, 2006
Benefit obligation (1)	$1,146	$27
Fair value of plan assets	1,015	—

Funded status	(131)	(27)
Unrecognized net actuarial loss (gain)	—	—
Unrecognized prior service cost (benefit)	—	—

Net amount recognized (2)	$(131)	$(27)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
(2)	Amounts recognized in the Condensed Consolidated Balance Sheets. In connection with the Acquisition, the projected benefit obligation for all of the assumed defined benefit pension plans and postretirement plans were remeasured as of June 2, 2006. No additional minimum liability for the defined benefit pension plans is recognized because the net amount recognized was equal to the unfunded amount of the plans.

Weighted average assumptions used for the defined benefit pension plans were as follows:

June 17, 2006
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.30%
Rate of compensation increase	2.98-3.75

The estimated future benefit payments to be paid from the Acquired Operations defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, were as follows:

Fiscal Year	Defined Benefit Pension Plans	Postretirement Benefit Plans
2007 (remaining)	$22	$3
2008	36	3
2009	40	3
2010	45	3
2011	49	3
2012-2016	334	11

NOTE 5 – RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT CHARGES

Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Additions include approximately $19 of reserves for closed properties acquired from Albertsons. The remaining reserves for the 2001 restructuring relate to lease subsidies and employee-related costs. Details of these reserves were as follows:

	Balance February 25, 2006	Additions	Usage	Balance June 17, 2006
Reserves for closed properties	$38	$23	$(7)	$54
Reserve for 2001 Restructuring	25	2	(6)	21

	$63	$25	$(13)	$75

Asset Impairment

The Company recognized asset impairment charges of $1 million in the first quarter of fiscal 2007 for the write-down of property, plant and equipment for closed properties. Impairment charges, a component of selling and administrative expenses in the Condensed Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

NOTE 6 - GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Due to the Acquisition, the Company recorded approximately $2,610 of intangible assets primarily related to tradenames, leasehold rights and customer relationships. The Company also recorded $4,291 of goodwill based on preliminary purchase price allocations (see NOTE 2 – Business Acquisition).

At June 17, 2006, the Company had approximately $5,089 of goodwill related to its retail food and drug segment and $811 related to its supply chain services segment.

A summary of changes in the Company’s goodwill and other acquired intangible assets year-to-date fiscal 2007 follows:

	February 25, 2006	Amortization	Net Additions	Other Adjustments	June 17, 2006
Goodwill	$1,614	$—	$4,291	$(5)	$5,900
Other acquired intangible assets:
Trademarks and tradenames	22		1,833		1,855
Leasehold rights, customer lists and other (accumulated amortization of $23 and $24 at June 17, 2006 and February 25, 2006, respectively)	50		674	(4)	720
Customer relationships (accumulated amortization of $6 and $5 at June 17, 2006 and February 25, 2006, respectively)	48		98		146
Non-compete agreements (accumulated amortization of $5 at June 17, 2006 and February 25, 2006)	8		5		13

Total other acquired intangible assets	128	—	2,610	(4)	2,734
Accumulated amortization	(34)	$(2)	—	2	(34)

Total goodwill and other acquired intangible assets, net	$1,708	$(2)	$6,901	$(7)	$8,600

Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from less than one to 37 years. For the quarters ended June 17, 2006 and June 18, 2005, the Company recorded amortization expense relating to definite-lived intangible assets of approximately $2 in each year. All intangible assets are amortizable with the exception of the trademarks and tradenames.

NOTE 7 - FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the Company entered into swap agreements in the notional amount of $225 that exchanged a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the Company and are a component of Other assets in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair value of the swaps and debt are reflected as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings, and through June 17, 2006, the net earnings impact was zero.

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

NOTE 8 – DEBT

Notes, debentures and other debt consisted of the following (interest rates are the stated rates):

	June 17, 2006	February 25, 2006
Term Loan B, variable rate, currently 6.81%, due fiscal 2013	$1,250	$—
3.75% Senior Notes due fiscal 2010	1,121	—
Term Loan A, variable rate, currently 7.06%, due fiscal 2012	750	—
7.5% Notes due fiscal 2011	700	—
Notes due fiscal 2008-2029, average interest rate of 6.7%	591	—
7.45% Debentures due fiscal 2030	568	—
8.0% Debentures due fiscal 2032	366	—
6.95% Notes due fiscal 2010	352	—
7.88% Note due fiscal 2010	350	350
7.5% Note due fiscal 2013	300	300
8.35% Notes due fiscal 2011	286	—
4.5% Yield Zero-coupon Convertible Debentures due fiscal 2032	262	259
8.0% Debentures due fiscal 2027	260	—
8.7% Debentures due fiscal 2031	219	—
7.5% Debentures due fiscal 2038	211	—
7.25% Notes due fiscal 2014	197	—
7.75% Debentures due fiscal 2027	181	—
7.9% Debentures due fiscal 2018	94
6.64% Medium-term notes due fiscal 2007	—	65
Variable Rate Industrial Revenue Bonds due fiscal 2007-2015, average interest rate of 3.96%	51	52
Other	46	23

	8,155	1,049
Less current maturities	(95)	(75)

Long-term debt	$8,060	$974

The Company assumed $6,119 of the Acquired Operations outstanding debt that, as of the Acquisition Date, had an estimated fair value of $5,888 (see NOTE 2—Business Acquisition). The aggregate debt discount of $231 will be amortized to interest expense over the remaining term of the respective debt.

Aggregate maturities of debt as of June 17, 2006 were:

Fiscal
2007 (remaining)	$72
2008	122
2009	195
2010	2,032
2011	1,123
Thereafter	4,611

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company has met the financial covenants under the debt agreements as of June 17, 2006.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders, and consist of a $2,000 5-year revolving credit facility, a $750 5-year Term Loan A, and a $1,250 6-year Term Loan B. Rates on the facilities are tied to LIBOR plus 0.50% to 2.00% with facility fees ranging from 0.10% to 0.50%, both based on the Company’s credit ratings. The rates currently in effect, based on the Company’s current credit ratings are 0.40% for the facility fee, LIBOR plus 1.50% for the revolving credit facility and Term Loan A, and LIBOR plus 1.75% for the Term Loan B.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of SUPERVALU and subsidiaries, such that the debt issued pursuant to those indentures need not be equally and ratably secured.

The credit facilities also contain various financial covenants including: 1) a minimum interest expense coverage ratio, and 2) a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 through December 30, 2006, and moves progressively to a ratio of not less than 2.30 to 1 at December 31, 2009 and thereafter. The debt leverage ratio shall not exceed 4.50 to 1 through December 30, 2007, and moves progressively to a ratio of 3.75 to 1 at December 31, 2009 and thereafter. As of June 17, 2006, the Company is in compliance with the covenants of the credit facilities.

In conjunction with the new $4,000 senior secured credit facilities, the Company terminated its previous five year unsecured $750 million revolving credit agreement dated February 2005. Also terminated were the previous Albertson’s Inc. credit facilities: $400 dated June 2005, $900 dated June 2004, and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility.

Borrowings under the Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. The Term Loan A has required repayments, payable quarterly, equal to 2.50% of the initial drawn balance for the first four quarterly payments (year one) and 3.75% of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. The Term Loan B has required repayments, payable quarterly, equal to 0.25% of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date.

As of June 17, 2006, there were no outstanding borrowings under the revolving credit facility, the Term Loan A had a remaining principal balance of $750, of which $56 was classified as current, and the Term Loan B had a remaining principal balance of $1,250, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $346 and the unused available credit under the Revolving Credit Facility was $1,654. The Company also had $60 million of outstanding letters of credit issued under separate agreements with financial institutions.

As of June 17, 2006, the Company had no outstanding borrowings under its annual accounts receivable securitization program, renewed in August 2005. Under the program, the Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable. Facility fees under this program equal 0.55 percent of any undrawn balance. The agreement contains various covenants that are consistent with transactions of this nature, including a requirement that the rating assigned to the Company’s long-term unsecured debt by Standard & Poor’s rating service or Moody’s rating service to be B or higher or B2 or higher, respectively. The Company is in compliance with the covenants under the annual accounts receivable program as of June 17, 2006.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the Company to purchase all or a portion of their debentures on the first day of October 2006 or 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest and equals $327.47 per debenture on October 1, 2006 and $409.08 per debenture on October 1, 2011. If this option is exercised, the Company has the choice of paying the holder in cash, common stock or a combination of the two. The Company may redeem all or a portion of the debentures at any time on or after the first day of October 2006, at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Since the current credit ratings of the debentures are BB or lower as rated by Standard and Poor’s Rating Services, and Ba3 or lower as rated by Moody’s Rating Service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holder. In the event of conversion, 9.6434 shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 7.8 million shares should all debentures be converted. As of June 17, 2006, no holders have elected conversion of the debentures. The debentures are classified as long-term debt based on the Company’s intent and ability to settle with equity shares upon conversion.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options, which would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $211 of 7.5% debentures due 2037 contain put options that would require the Company to repay the notes in 2009 if the holders of the notes so elect by giving the Company 60-days notice. The maturities above do not include potential accelerations due to put options.

Mandatory Convertible Security

The Company assumed 46,000,000 of 7.25% mandatory convertible securities (“Corporate Units”) upon the Acquisition of New Albertsons. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75%. In February 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. If this remarketing is not successful there will be a subsequent remarketing in May 2007. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract.

The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract.

Each purchase contract originally obligated the holder to purchase, and Albertsons to sell, at a purchase price of twenty-five dollars in cash, shares of the Albertsons’ common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). However, rather than receiving Albertsons common stock, as a result of the Acquisition the holders will receive what the Albertsons shareholders received in the Acquisition ($20.35 in cash and 0.182 shares of the Company’s common stock for every share of Albertsons common stock) (the “Acquisition Consideration”). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. Also as a result of the Acquisition, the settlement rate was adjusted as follows:

(a) If the Company’s common stock price is greater than or equal to $46.54, the settlement rate will be $17.65 in cash plus 0.1579 shares of the Company’s common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 0.8675 shares of Albertson’s common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertson’s common stock were greater than or equal to $28.82.

(b) If the Company’s common stock price is greater than $14.89 but less than $46.54, the settlement rate will be an amount of cash and shares of the Company’s common stock in the ratio of $20.35 of cash for each 0.182 shares of the Company’s common stock, such that the amount of cash plus the value of the Company’s common stock is equal to the $25.00 stated amount of the purchase contracts per purchase contract settled. This is equivalent to the Acquisition

Consideration multiplied by the number of shares of Albertson’s common stock with value equal to the $25.00 stated amount of the purchase contracts, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertson’s common stock were greater than $23.06 and less than $28.82.

(c) If the Company’s common stock price is less than or equal to $14.89, the settlement rate will be $22.06 in cash plus 0.1973 shares of the Company’s common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 1.0841 shares of Albertson’s common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertson’s common stock were less than or equal to $23.06.

Under the terms of the purchase contracts, the Company would be required to issue a minimum of 7,263,400 shares and a maximum of 9,075,800 shares of its common stock. If the purchase contracts had been settled as June 17, 2006, the Company would have received approximately $240 of net cash and issued approximately 8,141,000 shares of its common stock. The holders of the Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.

As consideration for assuming the downside market risk without participating in all of the potential appreciation of the Company’s common stock, the holders of the Corporate Units receive a quarterly purchase contract adjustment payment equal to 3.5% per annum of the value of the Corporate Units. As of the Acquisition Date, the fair value of the liability for the purchase contract adjustment payments was $39. As contract adjustment payments are made, this liability will be reduced, with a portion of the payments recognized as interest expense. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration. The net amount of cash received will be recorded as an increase to Stockholders’ Equity.

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is above $46.54, and will potentially occur when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. At June 17, 2006, the Corporate Units were dilutive by approximately 171,000 shares.

Both the FASB and the EITF continue to study the accounting for financial instruments and derivative instruments, including instruments such as the Corporate Units. It is possible that the Company’s accounting for the Corporate Units could be affected by new accounting rules that might be issued by these groups. Accordingly, there can be no assurance that the method in which the Corporate Units are reflected in the Company’s diluted earnings per share will not change in the future if accounting rules or interpretations evolve.

In summary, as of the Acquisition Date the fair value of the senior notes was estimated to be $1,121. The $29 discount from the aggregate stated value of $1,150 will be fully amortized to interest expense as of the Purchase Contract Settlement Date in February 2007. The remarketing agent will attempt to remarket the senior notes on behalf of the holders of the Corporate Units in February 2007 (three months prior to the purchase contract settlement date in May 2007). If this initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the senior notes again in May 2007 prior to the purchase contract settlement date in a final remarketing. If the initial remarketing is successful, the cash proceeds will be delivered to the collateral agent and will be used to purchase U.S. treasury securities maturing on or about the purchase contract settlement date that will serve as collateral for the obligations under the purchase contracts until the purchase contract settlement date. If the final remarketing is required and is successful, the cash proceeds will be delivered to the collateral agent and will serve as collateral for the obligations under the purchase contracts. In the case of any successful remarketing, the collateral agent will use the cash in the collateral account to settle the purchase contracts on the purchase contract settlement date on behalf of the holders of the Corporate Units. Upon settlement of the purchase contracts, the Company will receive $1,150 and will issue the requisite amount of Acquisition Consideration. Thereafter, the shares of common stock issued will be included in the calculation of basic earnings per share and the Company also will have an obligation to pay the principal amount of the senior notes of $1,150 at the maturity date in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.

If the senior notes are not successfully remarketed, the Company will not receive cash from the holders of the Corporate Units. Rather, the holders may elect to put the senior notes to the Company on the purchase contract settlement date to satisfy their obligations under the purchase contracts, and the Company will issue the requisite amount of Acquisition Consideration. Thereafter, the shares of common stock issued will be included in the calculation of basic earnings per share.

Upon consummation of the Acquisition, the holders of the Corporate Units had an option to early settle their purchase contract obligations at the settlement rate then in effect under the provisions of the Corporate Units. In connection with the Acquisition, twenty-nine thousand purchase contracts were settled early. As a result, the Company received $0.148 of net cash and issued approximately five thousand shares of the Company’s common stock.

NOTE 9 – STOCK BASED COMPENSATION

Adoption of New Standard:

Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the 16 weeks ended June 17, 2006 included: (1) compensation expense for all share-based awards granted prior to, but not yet vested as of February 25, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) compensation expense for all share-based awards granted on or after February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company used the straight-line method to recognize the expense related to the option plan prior to and subsequent to the adoption of SFAS No. 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Earnings for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The effect of adopting SFAS No. 123(R) was an additional after tax expense of $8 ($0.05 per basic and diluted share, net of tax) recognized in the Condensed Consolidated Earnings Statement for the 16 weeks ended June 17, 2006.

Stock Option Plans

The Company currently has options outstanding under multiple stock plans. The Company’s 2002 Stock Plan allows the granting of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, to key salaried employees at prices not less than 100 percent of their fair market value, determined based on the average of the opening and closing sale price of a share on the date of grant. The Company’s 1997 stock plan allows only the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value determined on the same basis. In April 2005, the Board of Directors reserved an additional 9.0 million shares for issuance under the 2002 plan, which was approved by the shareholders of the Company on June 15, 2005. 7.5 million of these shares are reserved for issuance as stock options and the remaining 1.5 million shares are reserved for restricted stock awards. The Company also has options outstanding under its 1983, 1993 and the SUPERVALU/Richfood Stock plans, but no further options may be granted under these plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Committee”) may determine at the time of granting whether each option granted, except those granted under the 1997 plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Committee. Generally, options issued prior to fiscal 2006 have a term of ten years. Effective in fiscal 2006, options issued shall not be for more than a term of seven years. Generally, options vest over four years. Options may be exercised in installments or otherwise, as the Board of Directors or the Committee, may determine.

In accordance with the Acquisition agreement, the Company issued approximately 22 million fully vested stock options to holders of Albertsons stock options who became employees of the Company after the Acquisition. The fair value of the stock options issued was determined in accordance with SFAS No. 123(R).

Prior to February 26, 2006, the Company applied APB Opinion No. 25 and related interpretations in accounting for stock option and stock unit awards made under the 2002 Plan and previous plans. Stock options previously granted under these plans had an exercise price equal to not less than the fair market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized.

Options granted, exercised and outstanding were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Outstanding, February 25, 2006	11,800	$26.89	5.6	$64,825
Granted	2,728	29.23
Assumed in the Acquisition	21,571	33.16
Exercised	(5,259)	24.16
Canceled and forfeited	(1,061)	42.34

Outstanding, June 17, 2006	29,779	$31.58	5.5	$69,436

Vested and expected to vest in future at June 17, 2006	29,303	$31.60	5.4	$69,095
Exercisable at June 17, 2006	25,295	$31.93	5.4	$63,812

The weighted average grant date fair value of stock options granted (including options assumed in Acquisition) during the 16 weeks ended June 17, 2006 and June 18, 2005 was $4.22 and $8.42, respectively. The total intrinsic value of stock options exercised during the 16 weeks ended June 17, 2006 and June 18, 2005 was $5.23 and $11.98, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for stock options exercised) or at June 17, 2006 (for outstanding stock options) less the applicable exercise price.

To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 16-week periods ended June 17, 2006 and June 18, 2005 were as follows:

	16 Weeks Ended
	June 17, 2006		June 18, 2005
Dividend yield	2.00%		2.00%
Volatility rate	24.32%		28.87%
Risk-free interest rate	4.61%		3.89%
Expected option life (years)	4.3-5.4	years	4.8	years

Compensation Expense: The components of pre-tax stock-based compensation expense related to stock options (included primarily in Selling, general and administrative expenses in the Condensed Consolidated Earnings Statement and related tax benefits were as follows:

	16 Weeks Ended
	June 17, 2006	June 18, 2005
Stock options	$13	$—
Income tax benefits	(5)	—

	$8	$—

The Company realized excess tax benefits of $2 related to tax deductions in excess of compensation expense recognized in the Condensed Consolidated Earnings Statements from the exercise of stock options during the 16 weeks ended June 17, 2006. This amount is included in net proceeds from the sale of common stock under option plans in Cash flows from financing activities in the Condensed Consolidated Cash Flow Statement.

Unrecognized Compensation Expense:

As of June 17, 2006 there was $34 of unrecognized compensation expense related to nonvested options granted under the Company’s share-based compensation plans. The expense related to these nonvested awards is expected to be charged to expense over a weighted-average remaining vesting period of approximately 1.75 years.

Option shares available for grant were 21 million and 10 million at June 17, 2006 and February 25, 2006, respectively. As of June 17, 2006, the Company has reserved 38 million shares, in aggregate, for the plans.

Other Stock Based Compensation Plans

As of June 17, 2006, limited stock appreciation rights have been granted and are outstanding under the 1989 stock appreciation rights plan and the 1993 stock plan. Such rights relate to options granted to purchase 189 thousand shares of common stock and are exercisable only upon a “change in control.”

In addition to the stock plans described above, the Company incurs expenses under long-term incentive and restricted stock plans at the discretion of the Board of Directors. Compensation expense under these plans was $3 million and $4 million for the 16 weeks ended June 17, 2006 and June 18, 2005, respectively. As of June 17, 2006 there was $18 of unrecognized compensation expense related to nonvested options granted under the Company’s long-term incentive and restricted stock plans. These awards are expected to be charged to expense over a weighted-average vesting period of approximately 2.4 years.

Pro Forma Compensation Expense: Had compensation expense for the 16 weeks ended June 18, 2005 been determined based on the fair value at the grant dates for share-based awards, consistent with SFAS No. 123(R), net earnings, basic earnings per share, and diluted earnings per share would have been as follows:

16 weeks ended June 18, 2005
Net earnings, as reported	$91
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	3
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(9)

Pro forma net earnings	$85
Add: interest on dilutive convertible debentures, net of related tax effect	2

Pro forma net earnings for diluted earnings per share	$87

Earnings per share—basic:
As reported	$0.67
Pro forma	$0.62
Earnings per share—diluted:
As reported	$0.64
Pro forma	$0.60

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 17, 2006. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to twenty-nine years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 17, 2006, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $222 and represented approximately $126 on a discounted basis. No amount has been recorded in the accompanying condensed consolidated balance sheets for these contingent obligations under its guarantee arrangements.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008, may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. At June 17, 2006, the estimated market value of the property underlying this lease approximately equaled the purchase option. The Company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of less than $1, which is reflected as a component of Other liabilities in the accompanying June 17, 2006 condensed consolidated balance sheet.

The Company had $406 of outstanding letters of credit as of June 17, 2006, of which $346 were issued under the credit facility and $60 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.12 percent on the outstanding balance of the letters of credit.

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

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters to the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated financial position.

In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions filed against Albertsons which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. Notices of the settlement and claims forms were mailed to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the claims administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims in 2005.

The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company raised certain challenges to the claims process, including the supplemental information submitted by plaintiffs’ counsel in 2005, and valuation protocols; on January 4, 2006, the court granted in part the defendant’s motion and directed the claims administrator to value the claims disregarding certain information.

The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 24, 2006, a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertson and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the process leading up to agreements entered into in connection with the transactions pursuant to which Albertsons was sold to a consortium of buyers including the Company. Specifically, the complaint alleges in essence that Albertsons and its directors breached their fiduciary duties by agreeing to sell Albertsons at too low a price and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the transactions. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff and a class of shareholders that is subject to court approval. In connection with executing the memorandum of understanding, which remains subject to definitive documentation and the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to its entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. Subsequent to the settlement an individual shareholder has filed a motion to intervene in the lawsuit in order to allege claims against the defendants, certain former officers of Albertsons, and the Company. The Company believes the claims are included in the settlement that is subject to Court approval. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 11 – SUBSEQUENT EVENT

In July 2006, the Board of Directors authorized a stock repurchase program under which the Company is authorized to purchase up to the number of shares of the Company’s common stock issued by the Company upon the exercise of employee stock options by the former employees of Albertsons who became employees of the Company, between June 2, 2006 and June 1, 2007, not to exceed 10.0 million shares. This authorization is in addition to the Company’s existing share repurchase program.

SEGMENT INFORMATION

Refer to page 3 for the Company’s segment information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On June 2, 2006 (“the Acquisition Date”), we acquired (“the Acquisition”) the premier retail operations of Albertsons, Inc. (“Albertsons”) adding approximately 1,125 stores to our retail footprint. The Acquisition was a unique strategic opportunity to acquire those assets of Albertsons that we viewed as the most attractive and profitable. The acquired stores give us a strong market presence in many key urban markets with little overlap with our legacy business.

In connection with the Acquisition, we issued approximately 68.5 million shares of common stock. As of June 17, 2006, we had approximately 210 million shares outstanding. However, the diluted weighted average shares outstanding in the first quarter were 156.2 million. We also assumed approximately $6.1 billion of debt, and issued approximately $2.0 billion of new debt.

As a result of the Acquisition, we are expected to have revenues of approximately $37.4 to $38.0 billion for the 2007 fiscal year. The Company now has approximately 200,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 118 fuel centers. The Acquisition will significantly change the mix of the Company’s segment revenues and operating results starting in the second quarter of fiscal 2007.

The first quarter does not include operating results of the Acquired Operations, but the Acquired Operations are included in the balance sheet. See NOTE 1 — for the definition of Acquired Operations and NOTE 2 — Business Acquisition for disclosure of assets acquired and liabilities assumed in connection with the Acquisition. The first quarter does include preliminary purchase accounting impacts and transaction costs. Subsequent quarters will include the results of the Acquired Operations. Supervalu’s consolidated balance sheet was significantly impacted by the Acquisition. Supervalu’s consolidated net assets as of June 17, 2006 reflect an increase of $2.5 billion from the fiscal 2006 year-end. The increase in net assets is primarily due to business combination activity. See NOTE 2 — Business Acquisition of Notes to Condensed Consolidated Financial Statements for more information on the impact on the condensed consolidated balance sheet.

The sale of the standalone drug stores to CVS and the sale of Albertsons LLC to the Cerberus Group generated approximately $4.9 billion in cash that was combined with the Company’s relative portion of the purchase price of approximately $11.3 billion in cash and equity to complete the Albertsons acquisition. The purchase price does not include approximately $1.1 billion to acquire shares that will be issued to holders of Corporate Units on or before May 2007 (see NOTE 8 — Debt). The purchase price and the Company’s portion would have been approximately $17.3 billion and $12.4 billion, respectively, had these shares been outstanding as of the Acquisition Date.

RESULTS OF OPERATIONS

In the first quarter of fiscal 2007, net sales of $5.8 billion were down 3.2 percent compared with last year. Net earnings for the first quarter of fiscal 2007 were $87 million, basic earnings per share were $0.59 and diluted earnings per share were $0.57 compared with net earnings of $91 million, basic earnings per share of $0.67 and diluted earnings per share of $0.64 last year. Results for the first quarter of fiscal 2007 include stock based compensation expense related to stock options of $8 million after-tax and one-time transaction costs of $9 million after-tax resulting in diluted earnings per share impacts of $0.05 and $0.06 respectively. Total fiscal 2007 stock based compensation expense related to stock options is expected to be approximately $14 million.

Net Sales

Net sales for the first quarter of fiscal 2007 were $5.8 billion compared with $6.0 billion last year, a decrease of $0.2 billion or 3.2 percent from last year. Retail food and drug sales were approximately 51 percent of net sales and supply chain services were approximately 49 percent of net sales for the first quarter of fiscal 2007, compared with 53 percent and 47 percent, respectively last year.

Retail food and drug sales for the first quarter of fiscal 2007 were $2.9 billion compared with $3.2 billion last year, a decrease of 8.0 percent. The decrease was primarily due to the divestiture of the Chicago Cub Foods stores, the Deals stores and the stores in Pittsburgh. New store growth was partially offset by negative identical store sales. Identical store retail sales, defined as corporate stores operating for four full quarters, including store expansions, for the first quarter of fiscal 2007 decreased 1.8 percent.

Excluding the Acquisition, store activity since last year’s first quarter, including licensed stores, resulted in 66 new stores opened and 224 stores closed or sold for a total of 1,396 stores at the end of first quarter fiscal 2007.

Supply chain services sales for the first quarter of fiscal 2007 were $2.9 billion, an increase of 2.3 percent over last year. The increase in sales is primarily due to new business from the traditional food distribution business and temporary new business, including the Cub Food stores in Chicago, of five percent and one percent, respectively, partially offset by customer attrition.

Gross Profit

Gross profit, as a percent of net sales, was 14.1 percent for the first quarter of fiscal 2007 compared with 14.6 percent last year. The decrease in gross profit as a percent of net sales primarily reflects the decrease in sales for retail food and drug to 51 percent of total net sales compared to 53 percent for last year. Retail food and drug has a higher gross profit percentage than supply chain services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percent of net sales, were 11.1 percent for the first quarter of fiscal 2007 compared with 11.5 percent last year. The decrease in selling, general and administrative expenses, as a percent of net sales, primarily reflects the higher percentage of supply chain services sales as a percentage of total sales which more than offset the increase in expenses related to adopting FAS 123R, stock compensation expense of $13 million in fiscal 2007 and one time transaction costs of $14 million, which was partially offset by the $10 million gain of a planned sale of a minority partnership interest in two retail stores in the Northwest.

Operating Earnings

Operating earnings for the first quarter of fiscal 2007 decreased 7.7 percent to $168 million compared with $182 million last year, primarily reflecting the expenses associated with the Acquisition and stock option expense associated with the Company’s adoption of SFAS No. 123(R). Retail food and drug operating earnings for the first quarter of fiscal 2007 were flat to the prior year at $128 million, or 4.4 percent of net sales, compared with last year’s 4.0 percent of net sales. The increase in retail food operating earnings, as a percent of net sales, primarily reflects the gain on sale of a minority partnership interest in two retail stores in the Northwest. Supply chain services operating earnings for the first quarter of fiscal 2007 increased 6.0 percent to $76 million from last year’s operating earnings of $71 million, or 2.7 percent of net sales, compared with last years 2.6 percent of net sales. The increase as a percent of net sales primarily reflects sale leverage and improved perishable performance.

Net Interest Expense

Net interest expense was $26 million in the first quarter of fiscal 2007 compared with $37 million last year. The decrease primarily reflects higher interest income in fiscal 2007 related to higher invested cash balances partially offset by $7 million of interest on new borrowings due to the Acquisition.

Income Taxes

The effective tax rate was 38.6 percent and 37.0 percent in the first quarters of fiscal 2007 and fiscal 2006, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2007, as a result of the Acquisition.

Net Earnings

Net earnings were $87 million, or $0.59 per basic share and $0.57 per diluted share, in the first quarter of fiscal 2007 compared with net earnings of $91 million, or $0.67 per basic share and $0.64 per diluted share last year.

Weighted average basic shares increased to 147 million in the first quarter of fiscal 2007 compared with 136 million shares last year and weighted average diluted shares increased to 156 million in the first quarter of fiscal 2007 compared with 146 million shares last year. The increase is primarily due to the shares issued for the Acquisition on June 2, 2006.

RESTRUCTURING CHARGES

In the first quarter of fiscal 2007, the Company recognized pre-tax restructuring and other charges of $3 million. The charges relate entirely to the 2001 restructure plan and consisted of adjustments to the restructuring reserves of $2 million and holding costs of $1 million. As of June 17, 2006, remaining restructuring reserves for the 2001 restructure plan were $21 million. These remaining reserves included $12 million for lease-related costs and $9 million for employee related costs. See the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for additional information regarding Restructuring and Other Charges.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $103 for fiscal 2007 year-to-date compared with $245 last year.

Net cash used in investing activities was $2,248 for the first quarter of fiscal 2007 compared to net cash used in investing activities of $73 for the first quarter of fiscal 2006. Cash used in investing activities in the first quarter of fiscal 2007 primarily relates to the net assets acquired in the Acquisition.

Net cash provided by financing activities was $1,957 for the first quarter of fiscal 2007 compared with net cash used in financing activities of $91 in the first quarter of fiscal 2006. Cash provided by financing activities in the first quarter of fiscal 2007 relates primarily to the debt obtained to facilitate the Acquisition.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing from its credit facilities, as well as through its accounts receivable securitization program. Long-term financing will be maintained through existing and new debt issuances. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund its capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders, and consist of a $2 billion 5-year revolving credit facility, a $750 million 5-year Term Loan A, and a $1.25 billion 6-year Term Loan B. Rates on the facilities are tied to LIBOR plus 0.50% to 2.00% with facility fees ranging from 0.10% to 0.50%, both based on the Company’s credit ratings. The rates currently in effect, based on the Company’s current credit ratings are 0.40% for the facility fee, LIBOR plus 1.50% for the revolving credit facility and Term Loan A, and LIBOR plus 1.75% for the Term Loan B.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the debt issued pursuant to those indentures need not be equally and ratably secured.

The credit facilities also contain various financial covenants including: 1) a minimum interest expense coverage ratio, and 2) a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 through December 30, 2006, and moves progressively to a ratio of not less than 2.30 to 1 at December 31, 2009 and thereafter. The debt leverage ratio shall not exceed 4.50 to 1 through December 30, 2007, and moves progressively to a ratio of 3.75 to 1 at December 31, 2009 and thereafter. As of June 17, 2006, the Company is in compliance with the covenants of the credit facilities.

In conjunction with the new $4 billion senior secured credit facilities, the Company terminated its previous five year unsecured $750 million revolving credit agreement dated February 2005. Also terminated were the previous Albertson’s Inc. credit facilities: $400 million dated June 2005, $900 million dated June 2004, and $100 million dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility.

Borrowings under the Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. The Term Loan A has required repayments, payable quarterly, equal to 2.50% of the initial drawn balance for the first four quarterly payments (year one) and 3.75% of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. The Term Loan B has required repayments, payable quarterly, equal to 0.25% of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date.

As of June 17, 2006, there were no outstanding borrowings under the revolving credit facility, the Term Loan A had a remaining principal balance of $750 million, of which $56 million was classified as current, and the Term Loan B had a remaining principal balance of $1,250 million, of which $13 million was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $346 million and the unused available credit under the Revolving Credit Facility was $1,654 million. The Company also had $60 million of outstanding letters of credit issued under separate agreements with financial institutions.

As of June 17, 2006, the Company had no outstanding borrowings under its annual accounts receivable securitization program, renewed in August 2005. Under the program, the Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable. Facility fees under this program equal 0.55 percent of any undrawn balance. The agreement contains various covenants that are consistent with transactions of this nature, including a requirement that the rating assigned to the Company’s long-term unsecured debt by Standard & Poor’s rating service or Moody’s rating service to be B or higher or B2 or higher, respectively. The Company was in compliance with the covenants under the annual accounts receivable program as of June 17, 2006.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the Company to purchase all or a portion of their debentures on the first day of October 2006 or 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest and equals $327.47 per debenture on October 1, 2006 and $409.08 per debenture on October 1, 2011. If this option is exercised, the Company has the choice of paying the holder in cash, common stock or a combination of the two. The Company may redeem all or a portion of the debentures at any time on or after the first day of October 2006, at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Since the current credit ratings of the debentures are BB or lower as rated by Standard and Poor’s Rating Services, and Ba3 or lower as rated by Moody’s Rating Services, the debentures are currently convertible into shares of the Company’s common stock at the option of the holder. In the event of conversion, 9.6434 shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 7.8 million shares should all debentures be converted. As of June 17, 2006, no holders have elected conversion of the debentures. The debentures are classified as long-term debt based on the Company’s intent and ability to settle with equity shares upon conversion.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options, which would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $211 of 7.5% debentures due 2037 contain put options that would require the Company to repay the notes in 2009 if the holders of the notes so elect by giving the Company 60-days notice. The maturities above do not include potential accelerations due to put options.

In conjunction with the Acquisition, the Company assumed $6,119 million of existing New Albertsons, Inc. (“New Albertsons”) debt. This debt consisted primarily of publicly issued notes and debentures (including mandatory convertible securities), medium term notes, and capital lease obligations.

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company has met the financial covenants under the debt agreements as of June 17, 2006.

Mandatory Convertible Security

The Company assumed 46,000,000 of 7.25% mandatory convertible securities (“Corporate Units”) through the Acquisition. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75%. In February 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. If this remarketing is not successful there will be a subsequent remarketing in May 2007. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract.

The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract.

Each purchase contract originally obligated the holder to purchase, and Albertsons to sell, at a purchase price of twenty-five dollars in cash, shares of the Albertsons’ common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). However, as a result of the Acquisition the holders will receive property based on what the Albertsons shareholders received in the Acquisition ($20.35 in cash and 0.182 shares of the Company’s common stock for every share of Albertsons common stock), rather than receiving Albertsons common stock. Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. Also as a result of the Acquisition, the settlement rate was adjusted as follows:

(a) If the Company’s common stock price is greater than or equal to $46.54, the settlement rate will be $17.65 in cash plus 0.1579 shares of the Company’s common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration ($20.35 in cash plus 0.1820 shares of the Company’s common stock per share of Albertson’s common stock) multiplied by 0.8675 shares of Albertson’s common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertson’s common stock were greater than or equal to $28.82.

(b) If the Company’s common stock price is greater than $14.89 but less than $46.54, the settlement rate will be an amount of cash and shares of the Company’s common stock in the ratio of $20.35 of cash for each 0.182 shares of the Company’s common stock, such that the amount of cash plus the value of the Company’s common stock is equal to the $25.00 stated amount of the purchase contracts per purchase contract settled. This is equivalent to the Acquisition Consideration ($20.35 in cash plus 0.1820 shares of the Company’s common stock per share of Albertson’s common stock) multiplied by the number of shares of Albertson’s common stock with value equal to the $25.00 stated amount of the purchase contracts, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertson’s common stock were greater than $23.06 and less than $28.82.

(c) If the Company’s common stock price is less than or equal to $14.89, the settlement rate will be $22.06 in cash plus 0.1973 shares of the Company’s common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration ($20.35 in cash plus 0.1820 shares of the Company’s common stock per share of Albertson’s common stock) multiplied by 1.0841 shares of Albertson’s common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertson’s common stock were less than or equal to $23.06.

Under the terms of the purchase contracts, the Company would be required to issue a minimum of 7,263,400 shares and a maximum of 9,075,800 shares of its common stock. If the purchase contracts had been settled as of June 17, 2006, the Company would have received $240 of net cash and issued approximately 8,141,000 shares of its common stock. The holders of the Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.

As consideration for assuming the downside market risk without participating in all of the potential appreciation of the Company’s common stock, the holders of the Corporate Units receive a quarterly purchase contract adjustment payment equal to 3.5% per annum of the value of the Corporate Units. As of the Acquisition Date, the liability for the purchase contract adjustment payments was $39 million, which represents the present value of the remaining purchase contract adjustment payments. As contract adjustment payments are made, this liability will be reduced, with a portion of the payments recognized as interest expense. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration. The net amount of cash received will be recorded as an increase to Stockholders’ Equity.

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is above $46.54, and will potentially occur when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. At June 17, 2006, the Corporate Units were dilutive by approximately 171,000 shares.

Both the FASB and the EITF continue to study the accounting for financial instruments and derivative instruments, including instruments such as the Corporate Units. It is possible that the Company’s accounting for the Corporate Units could be affected by new accounting rules that might be issued by these groups. Accordingly, there can be no assurance that the method in which the Corporate Units are reflected in the Company’s diluted earnings per share will not change in the future if accounting rules or interpretations evolve.

In summary, as of the acquisition date the fair value of the senior notes was estimated to be $1,121 million. The $29 million discount from the aggregate stated value of $1,150 million will be fully amortized as of the Purchased Contract Settlement Date in May 2007. The remarketing agent will attempt to remarket the senior notes on behalf of the holders of the Corporate Units in February 2007 (three months prior to the purchase contract settlement date in May 2007). If this initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the senior notes again in May 2007 prior to the purchase contract settlement date in a final remarketing. If the initial remarketing is successful, the cash proceeds will be delivered to the collateral agent and will be used to purchase U.S. treasury securities maturing on or about the purchase contract settlement date that will serve as collateral for the obligations under the purchase contracts until the purchase contract settlement date. If the final remarketing is required and is successful, the cash proceeds will be delivered to the collateral agent and will serve as collateral for the obligations under the purchase contracts. In the case of any successful remarketing, the collateral agent will use the cash in the collateral account to settle the purchase contracts on the purchase contract settlement date on behalf of the holders of the Corporate Units. Upon settlement of the purchase contracts, the Company will receive $1,150 million and will issue the requisite amount of Acquisition Consideration. Thereafter, the shares of common stock issued will be included in the calculation of basic earnings per share and the Company also will have an obligation to pay the principal amount of the senior notes of $1,150 million at the maturity date in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.

If the senior notes are not successfully remarketed, the Company will not receive cash from the holders of the Corporate Units. Rather, the holders may elect to put the senior notes to the Company on the purchase contract settlement date to satisfy their obligations under the purchase contracts, and the Company will issue the requisite amount of Acquisition Consideration. Thereafter, the shares of common stock issued will be included in the calculation of basic earnings per share.

Upon consummation of the Acquisition, the holders of the Corporate Units had an option to early settle their purchase contract obligations at the settlement rate then in effect under the provisions of the Corporate Units. In connection with the Acquisition, twenty-nine thousand purchase contracts were settled early. As a result, the Company received $0.148 of net cash and issued approximately five thousand shares of the Company’s common stock.

The Company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60 million.

In July 2006, the Board of Directors authorized a stock repurchase program under which the Company is authorized to purchase up to the number of shares of the Company’s common stock issued by the Company upon the exercise of employee stock options by the former employees of Albertsons who became employees of the Company, between June 2, 2006 and June 1, 2007, not to exceed 10 million shares. This authorization is in addition to the Company’s existing share repurchase program.

Capital spending during the first quarter of fiscal 2007 was $90 million, including $7 million in capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2007 is projected to be approximately $1.1 billion, including approximately $175 million in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 17, 2006. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to twenty-nine years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 17, 2006, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $222 million and represented approximately $126 million on a discounted basis. No amount has been recorded in the accompanying condensed consolidated balance sheets for these contingent obligations under its guarantee arrangements.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008, may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60 million. At June 17, 2006, the estimated market value of the property underlying this lease approximately equaled the purchase option. The Company’s obligation under its guaranty arrangements related to this synthetic lease had a carrying balance of less than $1 million, which is reflected as a component of Other liabilities in the accompanying June 17, 2006 condensed consolidated balance Sheet.

The Company had $527 million of outstanding letters of credit as of June 17, 2006, of which $346 million were issued under the credit facility and $181 million were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.12 percent on the outstanding balance of the letters of credit.

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in NOTE 10, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated financial position.

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

The following table represents the Company’s significant contractual obligations and off-balance sheet arrangements at June 17, 2006.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter
	(In millions)
Contractual Obligations & Off-Balance Sheet Arrangements:
Debt	$8,155	$72	$317	$3,155	$4,611
Operating Leases	4,202	281	801	612	2,508
Interest on long-term debt (1)	5,825	394	1,086	868	3,477
Capital and Direct Financing Leases	2,070	96	263	258	1,453
Benefit Obligations	1,022	234	145	134	509
Construction Commitments	187	162	25	—	—
Deferred Income Taxes (2)	1,115	(29)	191	230	(9)
Purchase Option on Synthetic Lease	60	—	60	—	—
Purchase Obligations (3)	334	317	17	—	—
Self-Insurance Obligations	902	187	377	166	172
Other long-term Liabilities	27	1	3	3	20

	$23,899	$1,715	$3,285	$5,426	$13,473

(1)	The interest on long-term debt for fiscal 2032 reflects the Company’s zero-coupon debentures accreted interest for fiscal 2007 through fiscal 2032, should the debentures remain outstanding to maturity.
(2)	Does not include deferred taxes related to the acquisition.
(3)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. As of June 17, 2006, future purchase obligations of approximately $334 million existed that primarily related to technology and advertising. In the ordinary course of business, the company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment or a fixed expiration date, termination provisions and other standard contractual considerations. These supply contracts are cancelable and therefore no amounts have been included above.

NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated earnings statements. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in NOTE 9 - Stock Based Compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business.

•	The availability of favorable credit and trade terms

•	Changes in interest rates

Competitive Practices

•	Competition from other food and/or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	The impact of consolidation in the retail food and drug and supply chain services industries

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

Security and Food Safety

•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, or other criminal activity directed at the grocery industry, the transportation industry, or computer or communications systems

•	Other events that give rise to actual or potential food contamination, drug contamination or food-borne illness

Labor Relations and Employee Benefit Costs

•	Potential work disruptions resulting from labor disputes

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

•	The ability to hire, train or retain employees

Expansion and Acquisitions

•	Our ability to successfully combine our operations with the Acquired Operations, to achieve expected synergies and to minimize the diversion of management’s attention and resources

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms, and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	Additional funding requirements to meet anticipated capital needs

•	The impact of acquisitions, including our recent acquisition of the Acquired Operations on our level of indebtedness, debt ratings, costs and future financial flexibility

Legal and Administrative Proceedings, Regulatory and Accounting Matters

•	Unfavorable outcomes in litigation, governmental or administrative proceedings, or other disputes

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

•	Changes in accounting standards that impact our financial statements

Operating Conditions

•	Changes in our business plans, operations, results and prospects

•	Potential delays in the development, construction or start-up of planned projects

•	Difficulties in developing, maintaining or upgrading information technology systems

•	The outcome of negotiations with partners, governments, suppliers, unions, or customers

•	Property damage or business disruption resulting from severe weather conditions that affect the Company, its customers or suppliers

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7 of the Company’s Annual Report on Form 10-K for fiscal 2006 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 17, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

On June 2, 2006 the Company completed the Acquisition. Based on management’s evaluation, this Acquisition and the incorporation of system of internal controls of the Acquired Operations with that of the Company will not negatively affect the design or operation of the Company’s overall internal control over financial reporting.

Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters of the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated financial position.

In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions filed against Albertsons which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. Notices of the settlement and claims forms were mailed to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the claims administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims in 2005.

The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company raised certain challenges to the claims process, including the supplemental information submitted by plaintiffs’ counsel in 2005, and valuation protocols; on January 4, 2006, the court granted in part the defendant’s motion and directed the claims administrator to value the claims disregarding certain information.

The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 24, 2006, a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertson’s, Inc. (“Albertsons”) and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the process leading up to agreements entered into in connection with the transactions pursuant to which Albertsons was sold to a consortium of buyers including the Company. Specifically, the complaint alleges in essence that Albertsons and its directors breached their fiduciary duties by agreeing to sell Albertsons at too low a price and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the transactions. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff and a class of shareholders that is subject to court approval. In connection with executing the memorandum of understanding, which remains subject to definitive documentation and the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to its entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. Subsequent to the settlement an individual shareholder has filed a motion to intervene in the lawsuit in order to allege claims against the defendants, certain former officers of Albertsons, and the Company. The Company believes the claims are included in the settlement that is subject to Court approval. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended February 25, 2006. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
February 26, 2006 to March 25, 2006	69,072	$31.34	—	3,693,300
Second four weeks
March 26, 2006 to April 22, 2006	263,847	$29.31	—	3,693,300
Third four weeks
April 23, 2006 to May 20, 2006	40,175	$28.85	—	3,693,300
Fourth four weeks
May 21, 2006 to June 17, 2006	5,675	$27.74	—	3,693,300

Totals	378,769	$29.61	—	3,693,300

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2007 contains four 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 378,769 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as the vesting of restricted stock granted under such plans.
(3)	On May 26, 2004, the Company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 5,000,000 additional shares of the Company’s common stock to offset the issuance of shares over time under the Company’s employee benefit plans. As of June 17, 2006, 3,693,300 shares remained available for purchase under that program. On June 26, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 10,000,000 additional shares of the Company’s common stock to offset the issuance of shares in connection with the exercise of stock options by former Albertsons employees following the Acquisition. This additional authorization was announced by the Company on July 26, 2006 and expires on June 1, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 30, 2006, the Company held a special meeting of its stockholders pursuant to notice duly given, at which the stockholders were asked to consider and vote on a proposal to issue shares of the Company’s common stock in connection with a proposed acquisition in which the Company would acquire certain retail properties of Albertsons. The proposal was approved by the Company’s stockholders by a vote of 102,340,386 for, 7,110,403 against, 1,107,745 abstaining, and zero broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits filed with this Form 10-Q:

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. (incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006).

4.1	Credit Agreement, dated June 1, 2006, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Bank of America, Citibank, Rabobank International, Cobank, ACB, U.S. Bank National Association, and Various Financial Institutions and Other Persons from Time to Time Parties Hereto (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.2	Form of Corporate Unit (incorporated by reference to Exhibit 4.3 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004).

4.3	Form of Treasury Unit (incorporated by reference to Exhibit 4.4 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004).

4.4	Form of Senior Note (incorporated by reference to Exhibit 4.5 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004).

4.5	Form of Supplemental Indenture (incorporated by reference to Exhibit 4.6 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004).

4.6	Form of Purchase Contract Agreement (incorporated by reference to Exhibit 4.7 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004).

4.7	Form of Remarketing Agreement (incorporated by reference to Exhibit 4.9 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004).

4.8	Form of Pledge Agreement (incorporated by reference to Exhibit 4.8 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004).

4.9	Supplemental Indenture No. 2, among Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as successor trustee, supplementing that Indenture, dated as of May 1, 1992, as supplemented, between Albertson’s, Inc. and the trustee (incorporated herein by reference to Exhibit 4.9 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.10	First Supplement to the Purchase Contract Agreement, among Albertson’s, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertson’s and U.S. Bank Trust National Association as purchase contract agent (incorporated herein by reference to Exhibit 4.10 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.11	Second Supplement to the Purchase Contract Agreement, among Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertson’s and U.S. Bank Trust National Association as purchase contract agent (incorporated herein by reference to Exhibit 4.11 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.12	Third Supplement to the Purchase Contract Agreement, among New Albertson’s, Inc., SUPERVALU INC. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertson’s and U.S. Bank Trust National Association as purchase contract agent (incorporated herein by reference to Exhibit 4.12 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.13	First Supplement to the Pledge Agreement, among Albertson’s LLC, New Albertson’s, U.S. Bank Trust National Association as collateral agent, custodial agent, securities intermediaries, and purchase contract agent, supplementing that Pledge Agreement, dated as of May 7, 2004, between Albertson’s and U.S. Bank Trust National Association as collateral agent, custodial agent, securities intermediaries, and purchase contract agent (incorporated herein by reference to Exhibit 4.13 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.14	Assignment and Assumption Agreement, among Albertson’s LLC, New Albertson’s, and Banc of America Securities LLC, as remarketing agent, relating to that Remarketing Agreement, dated as of May 7, 2004, among Albertson’s, Banc of America Securities LLC, as remarketing agent, and U.S. Bank Trust National Association as purchase contract agent (incorporated herein by reference to Exhibit 4.14 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

10.1	Purchase and Separation Agreement, dated January 22, 2006, by and among Albertson’s, Inc., New Albertson’s, Inc. SUPERVALU INC., and AB Acquisition Sub LLC (incorporated herein by reference to Exhibit 10.01 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on January 22, 2006).

10.2	Amendment to Purchase and Separation Agreement, dated June 2, 2006, by and among Albertson’s LLC, New Albertson’s, Inc., SUPERVALU INC., and AB Acquisition LLC (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

10.3	Asset Purchase Agreement, dated January 22, 2006, by and among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., SUPERVALU INC., New Albertson’s, Inc., and certain other sellers (incorporated herein by reference to Exhibit 10.02 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on January 22, 2006).

10.4	Amendment to Asset Purchase Agreement, dated June 2, 2006, by and among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., SUPERVALU INC., New Albertson’s, Inc., and certain other sellers (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

12	Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 27, 2006	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. (incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006).

4.1	Credit Agreement, dated June 1, 2006, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Bank of America, Citibank, Rabobank International, Cobank, ACB, U.S. Bank National Association, and Various Financial Institutions and Other Persons from Time to Time Parties Hereto (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.2	Form of Corporate Unit (incorporated by reference to Exhibit 4.3 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004).

4.3	Form of Treasury Unit (incorporated by reference to Exhibit 4.4 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004).

4.4	Form of Senior Note (incorporated by reference to Exhibit 4.5 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004).

4.5	Form of Supplemental Indenture (incorporated by reference to Exhibit 4.6 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004).

4.6	Form of Purchase Contract Agreement (incorporated by reference to Exhibit 4.7 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004).

4.7	Form of Remarketing Agreement (incorporated by reference to Exhibit 4.9 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004).

4.8	Form of Pledge Agreement (incorporated by reference to Exhibit 4.8 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004).

4.9	Supplemental Indenture No. 2, among Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as successor trustee, supplementing that Indenture, dated as of May 1, 1992, as supplemented, between Albertson’s, Inc. and the trustee (incorporated herein by reference to Exhibit 4.9 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.10	First Supplement to the Purchase Contract Agreement, among Albertson’s, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertson’s and U.S. Bank Trust National Association as purchase contract agent (incorporated herein by reference to Exhibit 4.10 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.11	Second Supplement to the Purchase Contract Agreement, among Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertson’s and U.S. Bank Trust National Association as purchase contract agent (incorporated herein by reference to Exhibit 4.11 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.12	Third Supplement to the Purchase Contract Agreement, among New Albertson’s, Inc., SUPERVALU INC. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertson’s and U.S. Bank Trust National Association as purchase contract agent (incorporated herein by reference to Exhibit 4.12 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.13	First Supplement to the Pledge Agreement, among Albertson’s LLC, New Albertson’s, U.S. Bank Trust National Association as collateral agent, custodial agent, securities intermediaries, and purchase contract agent, supplementing that Pledge Agreement, dated as of May 7, 2004, between Albertson’s and U.S. Bank Trust National Association as collateral agent, custodial agent, securities intermediaries, and purchase contract agent (incorporated herein by reference to Exhibit 4.13 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

4.14	Assignment and Assumption Agreement, among Albertson’s LLC, New Albertson’s, and Banc of America Securities LLC, as remarketing agent, relating to that Remarketing Agreement, dated as of May 7, 2004, among Albertson’s, Banc of America Securities LLC, as remarketing agent, and U.S. Bank Trust National Association as purchase contract agent (incorporated herein by reference to Exhibit 4.14 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

10.1	Purchase and Separation Agreement, dated January 22, 2006, by and among Albertson’s, Inc., New Albertson’s, Inc. SUPERVALU INC., and AB Acquisition Sub LLC (incorporated herein by reference to Exhibit 10.01 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on January 22, 2006).

10.2	Amendment to Purchase and Separation Agreement, dated June 2, 2006, by and among Albertson’s LLC, New Albertson’s, Inc., SUPERVALU INC., and AB Acquisition LLC (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

10.3	Asset Purchase Agreement, dated January 22, 2006, by and among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., SUPERVALU INC., New Albertson’s, Inc., and certain other sellers (incorporated herein by reference to Exhibit 10.02 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on January 22, 2006).

10.4	Amendment to Asset Purchase Agreement, dated June 2, 2006, by and among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., SUPERVALU INC., New Albertson’s, Inc., and certain other sellers (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on June 07, 2006).

12	Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.