Form 10-Q
period 2006-09-09
SUPERVALU INC
filed 2006-10-18
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 9, 2006.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 13, 2006 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	205,878,240

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(In millions, except percent and per share data)

	Second Quarter (12 weeks) ended
	September 9, 2006	% of sales	September 10, 2005	% of sales
Net sales	$10,666	100.0%	$4,556	100.0%
Cost of sales	8,205	76.9	3,895	85.5

Gross profit	2,461	23.1	661	14.5

Selling and administrative expenses	2,070	19.4	583	12.8

Operating earnings	391	3.7	78	1.7

Interest expense, net	176	1.7	24	0.5

Earnings before income taxes	215	2.0	54	1.2
Income tax expense	83	0.8	20	0.5

Net earnings	$132	1.2%	$34	0.7%

Net earnings per common share—basic	$0.63		$0.25
Net earnings per common share—diluted	0.61		0.24
Dividends declared per common share	0.1650		0.1625

Weighted average number of common shares outstanding:
Basic	211		136
Diluted	220		146

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(In millions, except percent and per share data)

	Year-to-date (28 weeks) ended
	September 9, 2006	% of sales	September 10, 2005	% of sales
Net sales	$16,449	100.0%	$10,529	100.0%
Cost of sales	13,173	80.1	8,998	85.5

Gross profit	3,276	19.9	1,531	14.5

Selling and administrative expenses	2,717	16.5	1,272	12.1

Operating earnings	559	3.4	259	2.4

Interest expense, net	202	1.2	61	0.5

Earnings before income taxes	357	2.2	198	1.9
Income tax expense	138	0.9	73	0.7

Net earnings	$219	1.3%	$125	1.2%

Net earnings per common share—basic	$1.26		$0.92
Net earnings per common share—diluted	1.21		0.88
Dividends declared per common share	0.3275		0.3150

Weighted average number of common shares outstanding:
Basic	174		136
Diluted	184		146

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(unaudited)

(In millions, except percent data)

	Second Quarter (12 weeks) ended		Year-to-date (28 weeks) ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Net sales
Retail food	$8,522	$2,446	$11,452	$5,631
% of total	79.9%	53.7%	69.6%	53.5%

Supply chain services	2,144	2,110	4,997	4,898
% of total	20.1%	46.3%	30.4%	46.5%

Total net sales	$10,666	$4,556	$16,449	$10,529
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$361	$39	$489	$167
% of sales	4.2%	1.6%	4.3%	3.0%

Supply chain services operating earnings	56	48	132	119
% of sales	2.6%	2.3%	2.6%	2.4%

General corporate expenses	(26)	(9)	(62)	(27)

Total operating earnings	391	78	559	259
% of sales	3.7%	1.7%	3.4%	2.5%

Interest expense, net	(176)	(24)	(202)	(61)

Earnings before income taxes	215	54	357	198

Income tax expense	(83)	(20)	(138)	(73)

Net earnings	$132	$34	$219	$125

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. Retail food operations include results of combination stores (defined as food and drug), food stores, owned limited assortment food stores and sales to limited assortment food stores licensed by the Company. Supply chain services operations include results of sales to affiliated food stores, mass merchants and other customers and logistics arrangements. Substantially all of the Company’s operations are domestic. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements.

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In millions, except par value data)

	Second Quarter	Fiscal Year End
	September 9, 2006	February 25, 2006
ASSETS
Current Assets
Cash and cash equivalents	$281	$801
Receivables, less allowances for doubtful accounts of $27 and $16, respectively	963	439
Inventories, net	2,885	954
Other current assets	452	89

Total Current Assets	4,581	2,283

Property, plant and equipment, less accumulated depreciation and amortization of $2,369 and $2,127, respectively	8,756	1,969
Goodwill	5,897	1,614
Intangibles, net	2,682	94
Other assets	596	193

Total Assets	$22,512	$6,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,938	$1,377
Current maturities of long-term debt and capital lease obligations	443	112
Other current liabilities	1,868	133

Total Current Liabilities	5,249	1,622

Long-term debt	7,777	974
Capital lease obligations	1,094	432
Deferred income taxes	1,127	54
Other liabilities	2,093	452
Commitments and contingencies
Stockholders’ Equity
Common stock, $1.00 par value: Authorized - 400 shares; issued – 225 and 151 shares, respectively	225	151
Capital in excess of par value	2,569	132
Accumulated other comprehensive loss	(128)	(128)
Retained earnings	2,939	2,777
Treasury stock, at cost, 18 and 14 shares, respectively	(433)	(313)

Total Stockholders’ Equity	5,172	2,619

Total Liabilities and Stockholders’ Equity	$22,512	$6,153

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances at February 26, 2005	$151	$116	$(310)	$(104)	$2,658	$2,511
Net earnings	—	—	—	—	206	206	$206
Minimum pension liability adjustment (net of tax of $16)	—	—	—	(24)	—	(24)	(24)
Sales of common stock under option plans	—	14	23	—	—	37	—
Cash dividends declared on common stock $0.6400 per share	—	—	—	—	(87)	(87)	—
Compensation under employee incentive plans	—	2	3	—	—	5	—
Purchase of shares for treasury	—	—	(29)	—	—	(29)	—

Balances at February 25, 2006	151	132	(313)	(128)	2,777	2,619	$182

Net earnings	—	—	—	—	219	219	219
Stock and options issued in connection with acquisition of New Albertsons	69	2,272	—	—	—	2,341	—
Sales of common stock under option plans	5	144	6	—	—	155	—
Cash dividends declared on common stock $0.3275 per share	—	—	—	—	(57)	(57)	—
Compensation under employee incentive plans	—	21	5	—	—	26	—
Purchase of shares for treasury	—	—	(131)	—	—	(131)	—
	—						—

Balances at September 9, 2006	$225	$2,569	$(433)	$(128)	$2,939	$5,172	$219

See notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In millions)

	Year-to-date (28 weeks) ended
	September 9, 2006	September 10, 2005
Cash flows from operating activities
Net earnings	$219	$125
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	351	167
Impairment charge	—	54
LIFO expense	9	4
(Gain) loss on sale of assets	(14)	1
Deferred income taxes	(59)	(35)
Stock-based compensation	17	—
Other adjustments, net	7	(4)
Changes in assets and liabilities	(105)	196

Net cash provided by operating activities	425	508

Cash flows from investing activities
Proceeds from sale of assets	98	10
Purchases of property, plant and equipment	(324)	(141)
Business acquisition, net of cash acquired	(2,330)	—
Other	67	—

Net cash used in investing activities	(2,489)	(131)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,971	—
Settlement of Albertsons standalone drug business payables	(299)	—
Repayment of long-term debt	(83)	(33)
Reduction of obligations under capital leases	(20)	(17)
Net proceeds from the sale of common stock under option plans	151	22
Dividends paid	(45)	(42)
Payment for purchase of treasury shares	(131)	(18)

Net cash provided by (used in) financing activities	1,544	(88)

Net (decrease) increase in cash and cash equivalents	(520)	289
Cash and cash equivalents at beginning of period	801	464

Cash and cash equivalents at the end of period	$281	$753

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

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertsons’ banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho, Glendale, Arizona and Salt Lake City, Utah.

As of the close of the second quarter ended September 9, 2006, the Company conducted its retail operations through 2,504 stores including approximately 928 combination stores (defined as food and drug), 406 food stores and 1,170 limited assortment food stores. Included in the total store counts are 867 licensed limited assortment food stores and 118 fuel centers. Additionally, the Company provides supply chain services and related logistics support services across the United States retail grocery channel. As of the close of the second quarter ended September 9, 2006, the Company served as the primary grocery supplier to approximately 2,200 retail food stores in 48 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 400 stores. The Company’s supply chain activities are supported by 35 major Company distribution operations, located throughout the United States.

Accounting Policies

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for its fiscal year ended February 25, 2006. References to SUPERVALU and the Company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of the Acquired Operations and the Company, the accompanying September 9, 2006 Condensed Consolidated Balance Sheet includes the assets and liabilities related to the Acquired Operations as of August 31, 2006. The thirteen week operating results for the period June 2, 2006 through August 31, 2006 of the Acquired Operations are included in the second quarter results of the accompanying Condensed Consolidated Statements of Earnings. The third quarter’s reporting period for the Acquired Operations will be the 13 weeks ending November 30, 2006. Starting with the third quarter of fiscal 2007, the end of each fiscal quarter for the Acquired Operations will be two days preceding the rest of the Company. In fiscal 2007, the second and third quarters will include 13 weeks of the Acquired Operations results and the fourth quarter will consist of 12 weeks of the Acquired Operations results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the changes in assets and liabilities line item within the cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows. At September 9, 2006 and February 25, 2006, the Company had net book overdrafts of $450 and $198, respectively.

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the 12 weeks and 28 weeks ended September 9, 2006 and September 10, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. The results of operations for the 12 weeks and 28 weeks ended September 9, 2006 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of February 25, 2006 has been derived from the audited consolidated balance sheet as of that date.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to current presentation. These reclassifications had no effect on reported net earnings.

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

Net Earnings Per Share (EPS)

Basic EPS is calculated using net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock and outstanding convertible securities. In addition, for the calculation of diluted earnings per share, net earnings is adjusted to eliminate the after tax interest expense recognized during the period related to contingently convertible debentures. Effective on August 31, 2006, in conjunction with the Company’s announcement of its intent to use cash to repurchase the contingently convertible debentures, the debentures were no longer considered dilutive for the calculation of diluted earnings per share.

The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter (12 weeks) Ended		Year-to-date (28 weeks) Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Earnings per share—basic
Net earnings	$132	$34	$219	$125
Weighted average shares outstanding—basic	211	136	174	136
Earnings per share—basic	$0.63	$0.25	$1.26	$0.92

Earnings per share—diluted
Net earnings	$132	$34	$219	$125
Interest related to dilutive contingently convertible debentures, net of tax	1	1	3	4

Net earnings used for diluted earnings per share calculation	$133	$35	$222	$129

Weighted average shares outstanding	211	136	174	136
Dilutive impact of options and restricted stock outstanding	2	2	2	2
Dilutive impact of convertible securities	7	8	8	8

Weighted average shares—diluted	220	146	184	146

Earnings per share—diluted	$0.61	$0.24	$1.21	$0.88

Options to purchase 17 and 15 shares of common stock were outstanding during the 12 week and 28 week periods ended September 9, 2006, but were excluded from the computation of diluted earnings per share because they were not dilutive. Options to purchase less than 1 and 2 shares of common stock were outstanding during the 12 week and 28 week periods ended September 10, 2005, but were excluded from the computation of diluted earnings per share because they were not dilutive.

NOTE 2 – BUSINESS ACQUISITION

On the Acquisition Date, the Company, CVS Corporation (“CVS”), an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) and Albertsons entered into a series of agreements providing for the sale of Albertsons to the Company, CVS and the Cerberus Group. Those agreements provided for the following:

•	First, Albertsons became a subsidiary of New Albertsons.

•	Next, Albertsons was converted to a limited liability company (“Albertsons LLC”) and a series of reorganizations occurred. As a result of those reorganizations, New Albertsons held substantially all of the assets and liabilities of the Acquired Operations. Albertsons LLC and its subsidiaries held substantially all of the assets of Albertsons’ standalone drug store business (the “Standalone Drug Business”) and the non-core supermarket business (the “Non-Core Business”) and certain liabilities of Albertsons’ historical business.

•	Next, CVS purchased substantially all of the assets and assumed specified liabilities of the standalone drug business.

•	The Cerberus Group then acquired the equity interests of Albertsons LLC.

•	Then, the Company acquired New Albertsons (the “Acquisition”).

The Acquisition allowed the Company to acquire the premier retail operations of Albertsons adding approximately 1,125 stores to the Company’s retail footprint. The Acquisition was a unique strategic opportunity to acquire those assets of Albertsons that the Company viewed as the most attractive and profitable. The acquired stores give the Company a strong market presence in many key urban markets with little overlap with the Company’s legacy business.

The Company purchased the Acquired Operations using a combination of stock, debt assumption and cash comprised of:

Acquisition of approximately 372 shares of outstanding Albertsons common stock:
In cash	$7,572
In exchange for approximately 68.5 shares of SUPERVALU common stock	2,252
Debt assumed	6,119
Cash settlement of restricted stock unit and stock option awards	155
Stock options assumed	89
Direct costs of the acquisition	41

Total purchase price	$16,228

The sale of the Standalone Drug Business to CVS and the sale of Non-Core Business to the Cerberus Group generated $4,911 in cash that was combined with the Company’s relative portion of the purchase price of approximately $11,300 in cash and equity to complete the Albertsons acquisition.

Acquisition of New Albertsons Common Stock

Pursuant to the Acquisition agreement, each share of New Albertsons common stock was acquired for $20.35 in cash and 0.182 shares of SUPERVALU common stock (the “Acquisition Consideration”). The cash portion of the Acquisition

Consideration was funded using approximately $556 of cash on hand, approximately $135 of the Acquired Operations’ cash on hand, $1,971 of debt financing provided by new credit facilities (see Note 8 – Debt), and the cash proceeds of $4,911 from the simultaneous sale of the Standalone Drug Business and the Non-Core Business historically operated by Albertsons. The fair value of SUPERVALU common stock issued was $32.73 per share, which represented the average closing price of the Company’s common stock beginning two days before and ending two days after the January 23, 2006 announcement date of the Acquisition.

Transition Services Agreement

In connection with the purchase of Albertsons LLC by the Cerberus Group, the Company entered into a transition services agreement. The transition services agreement provides for a two year term and fixed payments to the Company of $155 in the aggregate in the first year and $135 in the aggregate in the second year and, in addition, quarterly variable payments of $8.75 for a total of $35 of variable payments per year. During the second quarter of fiscal 2007 the fixed payments provided for under the transition services agreement were modified to reflect the transfer of certain personnel from the Company to Albertsons LLC. The transfer of personnel resulted in a reduction in Company-incurred expense and transition services agreement fixed payments of approximately $10.6 in year one and $10.6 in year two. After the initial quarter of the transition services agreement, the quarterly variable payments may be reduced by $0.4375 for each increment of 35 stores that will no longer be supported under the terms of the agreement. Based on stores that are closed as of September 9, 2006, the quarterly variable payment amount is $7.4. Albertsons LLC will be required to provide the Company with 60 days advance notice of stores that will no longer be supported under the transition services agreement, during which time the Company intends to reduce support infrastructure and related costs.

Debt Assumed

The Company assumed $6,119 of the Acquired Operations’ outstanding debt. This debt consisted primarily of publicly issued notes and debentures (including mandatory convertible securities), medium term notes, and capital lease obligations (see Note 8 – Debt). As of the Acquisition Date, the estimated fair value of the debt assumed by the Company was $5,888. The fair value of the public notes and debentures were estimated based on market quotes. The fair value of the mandatory convertible securities was estimated based on the closing market price of the security. The fair value for the remaining debt was estimated based on the market yields of publicly traded debt with similar credit ratings, interest rates, and maturity dates.

Cash Settlement of Stock Options and Restricted Stock Units

As of the Acquisition Date, Albertsons had approximately 31 stock options and 7 restricted stock units outstanding. As a result of the Acquisition, all outstanding awards fully vested other than approximately 0.366 restricted stock unit awards. In accordance with the Acquisition agreement, the Company agreed to settle all of the Albertsons stock options held by Albertsons employees who did not become employees of the Company. The Company also agreed to settle all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock. Included in Other current assets in the Condensed Consolidated Balance Sheet as of September 9, 2006 is $195 of short-term investments that are contractually restricted for future payments related to change-in-control severance benefits and restricted stock units.

Stock Options and Restricted Stock Units Assumed

In accordance with the Acquisition agreement, the Company assumed the obligation of stock options and approximately 0.366 unvested restricted stock units of individuals who became employees of the Company. The stock options became fully vested and were converted into the right to acquire a total of 22 shares of SUPERVALU stock, using an exchange ratio based on the Acquisition Consideration.

Direct Costs of the Acquisition

Direct costs of the Acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the Acquisition.

Preliminary Purchase Price Allocation

The Acquisition was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). As a result, the Company applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of

New Albertsons. The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date and the revised estimated fair values as of September 9, 2006. These preliminary purchase price allocations are estimates based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of long-lived assets, inventories, intangible assets, capital and operating lease obligations, income taxes and deferred income taxes, and residual goodwill. The valuations are preliminary due to the size and timing of the Acquisition.

Revised Preliminary Purchase Price Allocation
Current assets	$3,265
Property, plant and equipment	6,891
Goodwill	4,282
Intangibles	2,610
Other assets	461

Total assets acquired	17,509

Current liabilities	3,845
Long-term debt	5,853
Other liabilities	1,616
Deferred income taxes	1,132

Total liabilities assumed	12,446

Net assets acquired	$5,063

Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons	135
Cash proceeds from the sale of the Standalone Drug Business and Non-Core Business of Albertsons	4,911
Debt assumed	6,119

Total purchase price	$16,228

During the second quarter ended September 9, 2006, there were no material adjustments to the preliminary purchase price allocation.

Preliminary values of intangible assets include the following:

	Preliminary Purchase Price Allocation	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,822
Liquor licenses	11

Total non-amortizing	1,833

Amortizing:
Favorable operating leases	667	18
Customer loyalty programs	98	7
Customer lists and other	12	6

Total amortizing	777	17

Total	$2,610

The preliminary purchase price allocation to intangible assets is based on estimated fair values determined by internal analyses pending revision based on further fair valuation analyses to be performed by third-party valuation specialists. Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of less than one to 37 years.

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled $344. These leases have an estimated weighted average life of 19 years and are included in other liabilities.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill is nonamortizing for financial statement purposes and is not tax deductible.

The Acquired Operations include significant operating and capital leases consisting of the following future minimum payments for noncancelable leases (which exclude the amortization of acquisition-related fair value adjustments):

	Total Amount Committed	Fiscal 2007 (remaining)	Fiscal 2008 - 2009	Fiscal 2010 - 2011	Thereafter
Operating leases	$3,182	$132	$489	$440	$2,121
Capital leases	1,616	47	190	190	1,189

Total lease commitments	$4,798	$179	$679	$630	$3,310

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of SUPERVALU and the Acquired Operations as if the Acquisition had occurred at the beginning of fiscal 2007 and 2006. Certain adjustments have been made to reflect changes in depreciation, income taxes and interest expense that would have resulted from the change in the accounting base of certain assets and liabilities due to the Acquisition, based on the Company’s preliminary estimates of fair value and increased debt to fund the acquisition. These adjustments are subject to change as the initial estimates are refined over time. Because of differences in the accounting calendars of SUPERVALU and the Acquired Operations, the pro forma results below for the 28 weeks ended September 9, 2006 include SUPERVALU results for the 28 weeks and results of the Acquired Operations for the 26 weeks. The pro forma results below for the 12 weeks ended September 10, 2005 include SUPERVALU results for 12 weeks and results for the Acquired Operations for 13 weeks. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma financial information does not reflect any potential synergies.

	Year-to-date		Second Quarter ended
	September 9, 2006	September 10, 2005	September 10, 2005
Net sales	$22,399	$22,743	$10,802
Net earnings	303	202	73

Weighted average common shares:
Basic	205	204	204
Diluted	216	215	215

Earnings per share:
Basic	$1.48	$0.99	$0.36
Diluted	$1.42	$0.96	$0.35

(1)	Certain items impacting the comparability of this pro forma financial information include: (a) a $29 after-tax curtailment gain recognized in the 28 weeks ended September 9, 2006 that resulted from amendments to certain of Albertsons’ defined benefit pension plans; (b) $29 after-tax expense recognized in the 28 weeks ended September 9, 2006 due to Acquisition related costs; (c) a charge of $38 after-tax related to the plan to sell 20 Shop ‘n Save stores in Pittsburgh in the 28 weeks ended September 10, 2005; and (d) a charge of $3 after-tax for the impact of Hurricane Katrina in the 28 weeks ended September 10, 2005.

NOTE 3 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 9—Stock Based Compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 24, 2007, with early adoption encouraged. The Company is in the process of evaluating SFAS No. 158.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 24, 2007, with early application encouraged. The Company is in the process of evaluating SAB 108.

NOTE 4 - BENEFIT PLANS

Net Periodic Pension and Postretirement Benefit Cost

Net periodic pension and postretirement benefit cost for the Company-sponsored pension and postretirement benefit plans were as follows:

	Second Quarter (12 weeks) Ended
	Pension Benefits		Postretirement Benefits
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Service cost	$9	$5	$—	$—
Interest cost	29	9	3	2
Expected return on plan assets	(30)	(9)	—	—
Amortization of:
Unrecognized net loss	6	5	1	1
Unrecognized prior service cost	—	—	—	—

Net periodic benefit cost	$14	$10	$4	$3

	Year-to-Date (28 weeks) Ended
	Pension Benefits		Postretirement Benefits
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Service cost	$16	$11	$1	$1
Interest cost	42	22	5	5
Expected return on plan assets	(44)	(22)	—	—
Amortization of:
Unrecognized net loss	14	12	3	3
Unrecognized prior service cost	1	1	(1)	(1)

Net periodic benefit cost	$29	$24	$8	$8

The Company contributed $27 and $25 to its non-union defined benefit pension plans during the 28 weeks ended September 9, 2006 and September 10, 2005, respectively. The Company has not yet reassessed contributions in light of the Pension Protection Act of 2006 signed into law August 17, 2006.

Employee Benefit Plan Obligations Assumed in the Acquisition

The following disclosures address the employee benefit plans assumed in the Acquisition, which should be read in conjunction with the Benefit Plans disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Substantially all of the employees of the Acquired Operations working over 20 hours per week are covered by retirement plans. New Albertsons sponsors both defined benefit and defined contribution pension plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Acquired Operations. The assumed plans also offer health and life insurance to retirees under postretirement benefit plans, and short-term and long-term disability benefits to former and inactive employees prior to retirement under post employment benefit plans.

The benefit obligation, fair value of plan assets and funded status of the assumed defined benefit pension plans and other postretirement benefit plans were as follows:

	Defined Benefit Pension Plans September 9, 2006	Postretirement Benefit Plans September 9, 2006

Benefit obligation (1)	$1,169	$26
Fair value of plan assets	1,027	—

Funded status	(142)	(26)
Unrecognized net actuarial loss (gain)	—	—
Unrecognized prior service cost (benefit)	—	—

Net amount recognized (2)	$(142)	$(26)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
(2)	Reflects amounts recognized in the Condensed Consolidated Balance Sheet as of September 9, 2006 for the Acquired Operations. In connection with the Acquisition, the projected benefit obligations for all of the assumed defined benefit pension plans and other postretirement plans were remeasured as of June 2, 2006. Accordingly, the accumulated benefit obligation equaled the projected benefit obligation. No additional minimum liability for the defined benefit pension plans is recognized because the net amount recognized was equal to the unfunded amount of the plans.

As of September 9, 2006, the estimated future benefit payments to be paid from the New Albertsons’ defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, were as follows:

Fiscal Year	Defined Benefit Pension Plans	Other Postretirement Benefit Plans
2007 (remaining)	$54	$2
2008	34	3
2009	37	3
2010	42	3
2011	46	3
2012-2016	303	12

NOTE 5 – RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT CHARGES

Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Additions include approximately $29 of reserves for closed properties acquired from Albertsons, which were recorded in purchase accounting. The reserves for the 2001 restructuring relate to lease subsidies and employee-related costs. Details of these reserves were as follows:

	Balance February 25, 2006	Additions	Usage	Balance September 9, 2006
Reserves for closed properties and 2001 restructuring	$63	$39	$(21)	$81

Asset Impairment

The Company recognized asset impairment charges of $1 for the 28 weeks ended September 9, 2006 for the write-down of property, plant and equipment for closed properties. There were no asset impairment charges for the 12 weeks ended September 9, 2006. During the second quarter of fiscal 2006, the Company recognized asset impairment charges of $54 related to the plan to sell twenty corporate Shop ’n Save stores in Pittsburgh. Impairment charges, a component of selling and administrative expenses in the Condensed Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

NOTE 6 - GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Due to the Acquisition, the Company recorded approximately $2,610 of intangible assets primarily related to tradenames, leasehold rights and customer relationships. The Company also recorded $4,282 of goodwill based on preliminary purchase price allocations (see Note 2 – Business Acquisition).

At September 9, 2006, the Company had approximately $5,083 of goodwill related to its retail food and drug segment and $814 related to its supply chain services segment.

A summary of changes in the Company’s goodwill and other acquired intangible assets year-to-date fiscal 2007 follows:

	February 25, 2006	Amortization	Net Additions	Other Adjustments	September 9, 2006
Goodwill	$1,614	$—	$4,282	$1	$5,897

Other acquired intangible assets:
Trademarks and tradenames	22	—	1,833	—	1,855
Leasehold rights, customer lists and other (accumulated amortization of $34 and $24 at September 9, 2006 and February 25, 2006, respectively)	50	—	674	(7)	717
Customer relationships (accumulated amortization of $9 and $5 at September 9, 2006 and February 25, 2006, respectively)	48	—	98	(1)	145
Non-compete agreements (accumulated amortization of $5 at September 9, 2006 and at February 25, 2006)	8	—	5	—	13

Total other acquired intangible assets	128		2,610	(8)	2,730
Accumulated amortization	(34)	(17)	—	3	(48)

Total other acquired intangible assets, net	$94	$(17)	$2,610	$(5)	$2,682

Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from less than one to 37 years. Year-to-date, for fiscal 2007 and 2006, the Company recorded amortization expense relating to definite-lived intangible assets of approximately $17 and $4, respectively. All intangible assets are amortizable with the exception of the trademarks and tradenames.

NOTE 7 - FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the Company entered into swap agreements in the notional amount of $225 that exchanged a fixed interest rate payment obligation for a floating interest rate payment obligation. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the Company and are a component of Other assets in the accompanying Condensed Consolidated Balance Sheets. Through September 9, 2006, the net earnings impact was zero.

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

NOTE 8 – DEBT

As a result of the Acquisition, the Company assumed $6,119 of the Acquired Operations’ outstanding debt (see Note 2 – Business Acquisition). In accordance with the application of the purchase method of accounting, SUPERVALU estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons debt of $231 as of the Acquisition Date, which will be amortized to Interest expense over the remaining terms of the respective debt instruments. In the table below, the stated interest rates for the debt assumed from New Albertsons are followed by the effective rates in parentheses resulting from the discounts and premiums due to purchase accounting fair value adjustments. Borrowings are unsecured unless indicated otherwise.

September 9, 2006
Variable Rate Note, currently 7.19%, due fiscal 2013	$1,247
3.75% (7.40%) Senior Notes due fiscal 2010	1,131
Variable Rate Note, currently 6.94%, due fiscal 2012	750
7.50% (7.49%) Notes due fiscal 2011	700
Notes due fiscal 2008-2029, average interest rate of 6.80% (7.89%)	591
7.45% (8.73%) Debentures due fiscal 2030	569
8.00% (8.86%) Debentures due fiscal 2032	366
6.95% (6.71%) Notes due fiscal 2010	352
7.88% Note due fiscal 2010	350
7.50% Note due fiscal 2013	300
8.35% (7.15%) Notes due fiscal 2011	286
4.50% Yield Zero-coupon Convertible Debentures due fiscal 2032	265
8.00% (8.46%) Debentures due fiscal 2027	260
8.70% (8.97%) Debentures due fiscal 2031	219
7.50% (5.44%) Debentures due fiscal 2038	210
7.25% (7.53%) Notes due fiscal 2014	197
7.75% (8.76%) Debentures due fiscal 2027	181
7.90% (7.98%) Debentures due fiscal 2018	95
Variable Rate Industrial Revenue Bonds due fiscal 2007-2015, average interest rate of 3.46%	51
Secured Mortgage and other Notes due fiscal 2007-2020, average interest rate of 8.60% (7.18%), secured by real estate with a book value of $61	38
Other	9

8,167
Less current maturities	(390)

Long-term debt	$7,777

Aggregate maturities of debt as of September 9, 2006 were:

fiscal
2007 (remaining)	$332
2008	122
2009	195
2010	2,046
2011	1,122
Thereafter	4,350

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company was in compliance with the financial covenants under the debt agreements as of September 9, 2006.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders, and consist of a $2,000 5-year Revolving Credit Facility, a $750 5-year Term Loan A, and a $1,250 6-year Term Loan B. Rates on the facilities are tied to LIBOR plus 0.50 percent to 2.00 percent with facility fees ranging from 0.10 percent to 0.50 percent, both based on the Company’s credit ratings. The rates in effect on September 9, 2006, based on the Company’s current credit ratings, are 0.40 percent for the facility fee, LIBOR plus 1.50 percent for the Revolving Credit Facility and Term Loan A, and LIBOR plus 1.75 percent for the Term Loan B.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of SUPERVALU and subsidiaries, such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants including: 1) a minimum interest expense coverage ratio, and 2) a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 for each of the fiscal quarters ending up through December 30, 2006, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 31, 2009. The debt leverage ratio shall not exceed 4.50 to 1 for each of the fiscal quarters ending up through December 30, 2007, and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 31, 2009. As of September 9, 2006, the Company is in compliance with the covenants of the senior secured credit facilities.

In conjunction with the new $4,000 senior secured credit facilities, the Company terminated its previous five year unsecured $750 revolving credit agreement dated February 2005. Also terminated were the previous Albertsons credit facilities: $400 dated June 2005, $900 dated June 2004, and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility.

Borrowings under the Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. The Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. The Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date.

As of September 9, 2006, there were no outstanding borrowings under the Revolving Credit Facility, the Term Loan A had a remaining principal balance of $750, of which $75 was classified as current, and the Term Loan B had a remaining principal balance of $1,247, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $346 and the unused available credit under the Revolving Credit Facility was $1,654. The Company also had $68 of outstanding letters of credit issued under separate agreements with financial institutions.

The Company’s annual accounts receivable securitization program expired in August 2006 and was not renewed.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the Company to purchase all or a portion of their debentures on the first day of October 2006 or 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest and equals $327.47 per debenture on October 1, 2006 and $409.08 per debenture on October 1, 2011. If this option is exercised, the Company has the choice of paying the holder in cash, common stock or a combination of the two. On August 31, 2006, the Company publicly announced its intent to use cash to meet any obligation to repurchase the debentures. The Company may redeem all or a portion of the debentures at any time on or after the first day of October 2006, at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Since the current credit ratings of the debentures are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holder. In the event of conversion, 9.6434 shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 7.8 million shares should all debentures be converted. As of September 9, 2006, no holders have elected conversion of the debentures. The debentures are classified as current debt based on the holders’ current ability to cause the Company to repurchase the debentures (see Note 12 – Subsequent Event).

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options, which would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $210 of 7.5% debentures due 2037 contain put options that would require the Company to repay the notes in 2009 if the holders of the notes so elect by giving the Company 60-days notice. The maturities above do not include potential accelerations due to put options.

Mandatory Convertible Security

The Company assumed 46,000,000 of 7.25 percent mandatory convertible securities (“Corporate Units”) upon the Acquisition of New Albertsons. Each Corporate Unit consists of a purchase contract and, initially, a 2.5 percent ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75 percent. In February 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. If this remarketing is not successful there will be a subsequent remarketing in May 2007. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract.

The purchase contracts yield 3.5 percent per year on the stated amount of twenty-five dollars. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contracts.

Each purchase contract originally obligated the holder to purchase, and Albertsons to sell, at a purchase price of twenty-five dollars in cash, shares of the Albertsons common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). However, rather than receiving Albertsons common stock, as a result of the Acquisition, the holders will receive what the Albertsons shareholders received in the Acquisition ($20.35 in cash and 0.182 shares of the Company’s common stock for every share of Albertsons common stock) (the “Acquisition Consideration”). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. Also as a result of the Acquisition, the settlement rate was adjusted as follows:

(a) If the Company’s common stock price is greater than or equal to $46.54, the settlement rate will be $17.65 in cash plus 0.1579 shares of the Company’s common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 0.8675 shares of Albertsons common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertsons common stock were greater than or equal to $28.82.

(b) If the Company’s common stock price is greater than $14.89 but less than $46.54, the settlement rate will be an amount of cash and shares of the Company’s common stock in the ratio of $20.35 of cash for each 0.182 shares of the Company’s common stock, such that the amount of cash plus the value of the Company’s common stock is equal to the $25.00 stated amount of the purchase contracts per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by the number of shares of Albertsons common stock with value equal to the $25.00 stated amount of the purchase contracts, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertsons common stock were greater than $23.06 and less than $28.82.

(c) If the Company’s common stock price is less than or equal to $14.89, the settlement rate will be $22.06 in cash plus 0.1973 shares of the Company’s common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 1.0841 shares of Albertsons common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertsons common stock were less than or equal to $23.06.

Under the terms of the purchase contracts, the Company would be required to issue a minimum of 7.3 shares and a maximum of 9.1 shares of its common stock. If the purchase contracts had been settled at September 9, 2006, the Company would have received approximately $227 of net cash and issued approximately 8.3 shares of its common stock. The holders of the Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.

As consideration for assuming the downside market risk without participating in all of the potential appreciation of the Company’s common stock, the holders of the Corporate Units receive a quarterly purchase contract adjustment payment equal to 3.5 percent per annum of the value of the Corporate Units. As of August 31, 2006, the liability for the purchase contract adjustment payments was approximately $29, which represents the present value of the remaining purchase contract adjustment payments. As contract adjustment payments are made, this liability will be reduced, with a portion of the payments recognized as interest expense. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration. The net amount of cash received will be recorded as an increase to stockholders’ equity.

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is above $46.54, and will potentially occur when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. At September 9, 2006, the Corporate Units were dilutive by approximately 0.365 shares because the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period was lower than the average price of the Company’s common stock for the full reporting period.

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

In summary, as of the Acquisition Date, the fair value of the senior notes was estimated to be $1,121. The $29 discount from the aggregate stated value of $1,150 will be fully amortized to interest expense as of the Purchase Contract Settlement Date in February 2007. The remarketing agent is required to attempt to remarket the senior notes on behalf of the holders of the Corporate Units in February 2007 (three months prior to the Purchase Contract Settlement Date in May 2007). If this initial remarketing is unsuccessful, the remarketing agent is required to attempt to remarket the senior notes again in May 2007 prior to the Purchase Contract Settlement Date in a final remarketing. If the initial remarketing is successful, the cash proceeds will be delivered to the collateral agent and will be used to purchase U.S. treasury securities maturing on or about the Purchase Contract Settlement Date that will serve as collateral for the obligations under the purchase contracts until the Purchase Contract Settlement Date. If the final remarketing is required and is successful, the cash proceeds will be delivered to the collateral agent and will serve as collateral for the obligations under the purchase contracts. In the case of any successful remarketing, the collateral agent will use the cash in the collateral account to settle the purchase contracts on the Purchase Contract Settlement Date on behalf of the holders of the Corporate Units. Upon settlement of the purchase contracts, the Company will receive $1,150 and will issue the requisite amount of Acquisition Consideration. Thereafter, the shares of common stock issued will be included in the calculation of basic earnings per share and the Company also will have an obligation to pay the principal amount of the senior notes of $1,150 at the remarketing date in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.

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

Subsequent to consummation of the Acquisition, the holders of the Corporate Units had an option to early settle their purchase contract obligations at the settlement rate then in effect under the provisions of the Corporate Units. In connection with the Acquisition, twenty-nine thousand purchase contracts were settled early. As a result, the Company received $0.148 of net cash and issued approximately 0.005 shares of the Company’s common stock.

NOTE 9 – STOCK BASED COMPENSATION

Adoption of New Standard:

Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the 28 weeks ended September 9, 2006 included: (1) compensation expense for all share-based awards granted prior to, but not yet vested as of February 25, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) compensation expense for all share-based awards granted on or after February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company used the straight-line method to recognize the expense related to the option plan prior to and subsequent to the adoption of SFAS No. 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Earnings for the 28 weeks ended September 9, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The effect of adopting SFAS No. 123(R) was an additional after tax expense of $2 and $10 ($0.01 and $0.06 per basic diluted share, net of tax), respectively, recognized in the Condensed Consolidated Statement of Earnings for the 12 weeks and 28 weeks ended September 9, 2006.

Stock Option Plans

The Company currently has options outstanding under multiple stock plans. The Company’s 2002 Stock Plan allows the granting of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, to key salaried employees at prices not less than 100 percent of their fair market value, determined based on the average of the opening and closing sale price of a share on the date of grant. The Company’s 1997 Stock Plan allows only the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value determined on the same basis. In April 2005, the Board of Directors reserved an additional 9 shares for issuance under the 2002 Stock Plan, which was approved by the shareholders of the Company on June 15, 2005. 7.5 of these shares are reserved for issuance as stock options and the remaining 1.5 shares are reserved for restricted stock awards. The Company also has options outstanding under its 1983 Employee Stock Option Plan, 1993 Stock Plan and the SUPERVALU/Richfood Stock Incentive Plan, but no further options may be granted under these plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Committee”) may determine at the time of granting whether each option granted, except those granted under the 1997 Stock Plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Committee. Generally, options issued prior to fiscal 2006 have a term of ten years. Effective in fiscal 2006, options issued shall not be for more than a term of seven years. Generally, options vest over four years. The exercise provisions of future awards may change as the Board of Directors or the Committee may determine.

In accordance with the Acquisition agreement, the Company issued approximately 22 fully vested stock options to holders of Albertsons stock options who became employees of the Company after the Acquisition. The fair value of the stock options issued was determined in accordance with SFAS No. 123(R).

Prior to February 26, 2006, the Company applied APB Opinion No. 25 and related interpretations in accounting for stock option and stock unit awards made under the 2002 Stock Plan and previous plans. Stock options previously granted under these plans had an exercise price equal to not less than the fair market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized.

Options granted, exercised and outstanding were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In thousands)		(In thousands)
Outstanding, February 25, 2006	11,800	$26.89	5.6	$64,825
Granted	2,896	29.21
Assumed in Acquisition	21,576	33.16
Exercised	(6,643)	24.19
Canceled and forfeited	(2,398)	40.36

Outstanding, September 9, 2006	27,231	$31.58	5.3	$59,195

Vested and expected to vest in future at September 9, 2006	26,829	$31.60	5.3	$58,995
Exercisable at September 9, 2006	22,873	$31.96	5.1	$54,285

The weighted average grant date fair value of stock options granted to holders of Albertsons stock options who became employees of the Company after the Acquisition was $4.14. The weighted average grant date fair value of all other stock options granted during the 28 weeks ended September 9, 2006 was $6.94. The weighted average grant date fair value of all stock options granted during the 28 weeks ended September 9, 2006 and September 10, 2005 was $4.47 and $8.47, respectively. The total intrinsic value of stock options exercised during the 28 weeks ended September 9, 2006 and September 10, 2005 was $35 and $24, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for stock options exercised) or at September 9, 2006 (for outstanding stock options) less the applicable exercise price.

To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 28-week periods ended September 9, 2006 and September 10, 2005 were as follows:

	28 Weeks Ended
	September 9, 2006	September 10, 2005
Dividend yield	2.00%	2.00%
Volatility rate	29.55 -21.09%	28.87%
Risk-free interest rate	5.19 -4.61%	3.89%
Expected option life (years)	1.0 -5.4 years	4.8 years

Compensation Expense:

The components of pre-tax stock-based compensation expense related to stock options (included primarily in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings) and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Stock option expense	$4	$—	$17	$—
Income tax benefits	(2)	—	(7)	—

	$2	$—	$10	$—

The Company realized excess tax benefits of $2 related to tax deductions in excess of compensation expense recognized in the Condensed Consolidated Statement of Earnings from the exercise of stock options during the 28 weeks ended September 9, 2006. This amount is included in net proceeds from the sale of common stock under option plans in Cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows.

Unrecognized Compensation Expense:

Stock Option Compensation Plans

As of September 9, 2006 there was $32 of unrecognized compensation expense related to nonvested options granted under the Company’s share-based compensation plans. The expense related to these nonvested awards is expected to be charged to expense over a weighted-average remaining vesting period of approximately 2 years.

Option shares available for grant were 21 and 10 at September 9, 2006 and February 25, 2006, respectively. As of September 9, 2006, the Company has reserved 48 shares, in aggregate, for the plans.

Other Stock Based Compensation Plans

As of September 9, 2006, limited stock appreciation rights have been granted and are outstanding under the 1989 Stock Appreciation Rights Plan and the 1993 Stock Plan. Such rights relate to options granted to purchase 0.184 shares of common stock and are exercisable only upon a “change in control.”

The Company incurs expenses under long-term incentive and restricted stock plans at the discretion of the Board of Directors. Compensation expense under these plans was $3 and $6 for the 12 weeks ended and 28 weeks ended September 9, 2006, respectively. Compensation under these plans was less than $1 and $4 for the 12 weeks and 28 weeks ended September 10, 2005, respectively. As of September 9, 2006 there was $20 of unrecognized compensation expense related to nonvested awards granted under the Company’s long-term incentive and restricted stock plans. These awards are expected to be charged to expense over a weighted-average vesting period of approximately 2 years.

Pro Forma Compensation Expense:

Had compensation expense for the 12 and 28 weeks ended September 10, 2005 been determined based on the fair value at the grant dates for share-based awards, consistent with SFAS No. 123(R), net income, basic earnings per share, and diluted earnings per share would have been as follows:

	Second Quarter (12 weeks) Ended	Year-to-Date (28 weeks) Ended
	September 10, 2005	September 10, 2005
	(In millions except per share amounts)
Net earnings, as reported	$34	$125
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	—	3
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4)	(13)

Pro forma net earnings	30	115

Add: interest on dilutive convertible debentures, net of related tax effect	2	3

Pro forma net earnings for diluted earnings per share	$32	$118

Earnings per share—basic:
As reported	$0.25	$0.92
Pro forma	$0.22	$0.84
Earnings per share—diluted:
As reported	$0.24	$0.88
Pro forma	$0.22	$0.82

NOTE 10 – TREASURY STOCK PURCHASE PROGRAM

In July 2006, the Board of Directors authorized a stock repurchase program under which the Company is authorized to purchase up to the number of shares of the common stock issued by the Company upon the exercise of employee stock options by the former employees of Albertsons who became employees of the Company. The term of this program is from June 2, 2006 to June 1, 2007, and shall not exceed 10 shares. During the second quarter of fiscal 2007, the Company purchased 4.7 shares under the program at an average cost of $28.29 per share. This authorization is in addition to the Company’s existing 5 share repurchase program under which 4 shares remain available for purchase as of September 9, 2006.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 9, 2006. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to fifteen years, with a weighted average remaining term of approximately thirteen years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 9, 2006, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $201 and represented approximately $123 on a discounted basis. No amount has been recorded in the accompanying condensed consolidated balance sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008, may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. At September 9, 2006, the estimated market value of the property underlying this lease approximately equaled the purchase option.

The Company had $414 of outstanding letters of credit as of September 9, 2006, of which $346 were issued under the credit facility and $68 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

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

In August 1997, ten purported class and/or collective actions were consolidated in the United States District Court in Boise, Idaho. The actions raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. In September 2000 agreement was reached and court approval granted to settle all the consolidated actions. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the claims administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims in 2005.

The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company raised certain challenges to the claims process, including the supplemental information submitted by plaintiffs’ counsel in 2005, and valuation protocols; on January 4, 2006 the court ruled in part in the Company’s favor and directed the claims administrator to value the claims disregarding certain information. On May 17, 2006 the Court confirmed its prior ruling of January 2006, and on August 30, 2006 the Court issued a ruling on the timeliness of certain claims, ruling that some claims previously considered untimely were to be deemed timely and others were untimely. The claims administrator is in the process of completing its assigning of values to claims based on these new rulings, and has provided the parties with additional reports which the parties are reviewing. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000 a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores paid terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005 the case was certified as a class action. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004 the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. Class certification was denied in June 2005 and plaintiffs have appealed; the appeal was denied and the time period for further appeal by plaintiffs has now passed. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 24, 2006 a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and the Cerberus Group (the “Transactions”). Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions and rescission of the Transactions to the extent implemented. On May 18, 2006 the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to definitive documentation and the approval of the Court, Albertsons filed a Current Report on Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to its entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. On August 17, 2006 over the objection of a former shareholder who sought but was refused status as an intervenor, the Court preliminarily approved the Carmona settlement; certified a no-opt-out settlement class consisting of all former Albertsons shareholders and their successors in interest, assigns and transferees who held Albertsons shares at any time between September 2, 2005 through June 2, 2006 excluding the defendants and their immediate families; appointed Christopher Carmona as the representative for the settlement class; set a schedule for final approval of the settlement; and approved notices to be published and sent to the former shareholders advising them of the schedule and an opportunity to object to the settlement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

NOTE 12 – SUBSEQUENT EVENT

On October 2, 2006, the Company paid approximately $213 in cash to holders of the zero-coupon convertible debentures due 2031 that were put to the Company as of October 1, 2006 (see Note 8 – Debt).

NOTE 13 – SEGMENT INFORMATION

Refer to page 4 for the Company’s segment information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and shares in millions, except per share data)

OVERVIEW

On June 2, 2006 (the “Acquisition Date”), we acquired (the “Acquisition”) the premier retail operations of Albertson’s, Inc. (“Albertsons”) adding approximately 1,125 stores to our retail footprint. The Acquisition was a unique strategic opportunity to acquire those assets of Albertsons that we viewed as the most attractive and profitable. The acquired stores give us a strong market presence in many key urban markets with little overlap with our legacy business.

In connection with the Acquisition, we issued approximately 68.5 shares of common stock. We also assumed $6,119 of debt, and issued $1,971 of new debt.

As a result of the Acquisition, we are expected to have revenues of approximately $37,000 to $38,000 for the 2007 fiscal year. The Company now has approximately 200,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 118 fuel centers. The Acquisition will significantly change the mix of the Company’s segment revenues and operating results going forward.

The Company’s consolidated statements of earnings for the second quarter includes 13 weeks of operating results of the Acquired Operations from June 2, 2006 through August 31, 2006. See Note 1 – The Company and Significant Accounting Policies for the definition of Acquired Operations and Note 2 — Business Acquisition for disclosure of assets acquired and liabilities assumed in connection with the Acquisition. The Company’s consolidated balance sheet was significantly impacted by the Acquisition. Consolidated net assets reflect an increase of approximately $2,500 from the fiscal 2006 year-end. The increase in net assets is primarily due to business combination activity. See Note 2 — Business Acquisition for more information on the impact on the condensed consolidated balance sheet.

The sale of the Standalone Drug Business to CVS and the sale of Non-Core Business to an investment group led by Cerberus Capital Management, LP (the “Cerberus Group”) generated $4,911 in cash that was combined with the Company’s relative portion of the purchase price of approximately $11,300 in cash and equity to complete the Albertsons acquisition. The purchase price does not include approximately $1,100 to settle the obligations related to the mandatory convertible securities on or before May 2007 (see Note 8 — Debt).

RESULTS OF OPERATIONS

In the second quarter of fiscal 2007, net sales increased to $10,666 from $4,556 in the prior year. Net earnings for the second quarter of fiscal 2007 were $132, basic earnings per share were $0.63 and diluted earnings per share were $0.61 compared with net earnings of $34, basic earnings per share of $0.25 and diluted earnings per share of $0.24 last year. Results for the second quarter of fiscal 2007 include Acquisition related costs of $10 after-tax and stock based compensation expense related to the Company’s adoption of SFAS No. 123(R) of $3 after-tax resulting in diluted earnings per share impacts of $0.04 and $0.01, respectively. Total fiscal 2007 stock based compensation expense related to stock options is expected to be approximately $14.

Year-to-date for fiscal 2007, net sales increased to $16,449 from $10,529 in the prior year. Net earnings for fiscal 2007 were $219, basic earnings per share were $1.26 and diluted earnings per share were $1.21 compared with net earnings of $125, basic earnings per share of $0.92 and diluted earnings per share of $0.88 last year. Results for fiscal 2007 include Acquisition related costs of $19 after-tax and stock based compensation expense related to the Company’s adoption of SFAS No. 123(R) of $10 after-tax resulting in diluted earnings per share impacts of $0.10 and $0.06, respectively.

SECOND QUARTER RESULTS

Net Sales

Net sales for the second quarter of fiscal 2007 were $10,666 compared with $4,556 last year. Retail food and drug sales were approximately 80 percent of net sales and supply chain services were approximately 20 percent of net sales for the second quarter of fiscal 2007, compared with 54 percent and 46 percent, respectively, last year.

Retail food sales for the second quarter of fiscal 2007 were $8,522 compared with $2,446 last year. The increase was due to the Acquisition. Identical store retail sales, defined as corporate stores operating for four full quarters, including store expansions and excluding fuel, for the second quarter of fiscal 2007 decreased 1.0 percent.

Total retail square footage, including acquired stores and licensed stores and excluding the divested stores of Cub Foods Chicago and Shop ’n Save Pittsburgh from the prior year, increased to approximately 86 square feet, an increase of approximately 185 percent from prior year’s second quarter.

Supply chain services sales for the second quarter of fiscal 2007 were $2,144, an increase of 1.6 percent over last year. The increase in sales is primarily due to new business from the traditional food distribution business and temporary business, including Cub Food stores in Chicago, of five percent and one percent, respectively, partially offset by customer attrition of 4 percent.

Gross Profit

Gross profit, as a percent of net sales, was 23.1 percent for the second quarter of fiscal 2007 compared with 14.5 percent last year. The increase in gross profit as a percent of net sales primarily reflects the increase in sales for retail food and drug to 80 percent of total net sales compared to 54 percent for last year as a result of the Acquisition. Retail food and drug has a higher gross profit percentage than supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 19.4 percent for the second quarter of fiscal 2007 compared with 12.8 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the higher percentage of retail food sales as a percentage of total sales as a result of the Acquisition. In addition, fiscal 2007 included Acquisition related costs of $16. Fiscal 2006 included charges of $62 related to the plan to sell 20 Pittsburgh Shop ’n Save stores and losses from Hurricane Katrina.

Operating Earnings

Operating earnings for the second quarter of fiscal 2007 increased to $391 compared with $78 last year, primarily reflecting the results from the Acquisition. Operating earnings for the second quarter of fiscal 2007 were impacted by $16 of Acquisition related costs and $4 of stock option expense associated with the Company’s adoption of SFAS No. 123(R). Retail food operating earnings for the second quarter of fiscal 2007 were $361, or 4.2 percent of net sales, compared with last year’s 1.6 percent of net sales. The increase in retail food operating earnings, as a percent of net sales, is due to the results from the Acquisition and last year’s $62 charges related to the plan to sell 20 Pittsburgh Shop ’n Save stores and losses from Hurricane Katrina. Supply chain services operating earnings for the second quarter of fiscal 2007 increased 17 percent to $56 from last year’s operating earnings of $48, or 2.6 percent of net sales, compared with last years 2.3 percent of net sales. The increase as a percent of net sales primarily reflects higher expenses related to strategic growth initiatives in fiscal 2006.

Net Interest Expense

Net interest expense was $176 in the second quarter of fiscal 2007 compared with $24 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Taxes

The effective tax rate was 38.6 percent and 37.0 percent in the second quarters of fiscal 2007 and fiscal 2006, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2007, as a result of the Acquisition.

Net Earnings

Net earnings were $132, or $0.63 per basic share and $0.61 per diluted share, in the second quarter of fiscal 2007 compared with net earnings of $34, or $0.25 per basic share and $0.24 per diluted share last year.

Weighted average basic shares increased to 211 in the second quarter of fiscal 2007 compared with 136 shares last year and weighted average diluted shares increased to 220 in the second quarter of fiscal 2007 compared with 146 shares last year. The increase is primarily due to the shares issued for the Acquisition on June 2, 2006.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2007 year-to-date were $16,449 compared with $10,529 last year. Retail food sales were approximately 70 percent of net sales and supply chain services were approximately 30 percent of net sales for fiscal 2007 year-to-date, compared with 54 percent and 46 percent, respectively last year.

Retail food sales for fiscal 2007 year-to-date were $11,452 compared with $5,631 last year. The increase was due to the Acquisition. Identical store retail sales, defined as corporate stores operating for four full quarters, including store expansions and excluding fuel, for fiscal 2007 year-to-date decreased 1.7 percent.

Supply chain services sales for fiscal 2007 year-to-date were $4,997 billion, an increase of 2.0 percent over last year. The increase in sales is primarily due to new business from the traditional food distribution business and temporary business, including Cub Foods stores in Chicago, of five percent and one percent, respectively, partially offset by customer attrition of four percent.

Gross Profit

Gross profit, as a percent of net sales, was 19.9 percent for fiscal 2007 year-to-date compared with 14.5 percent last year. The increase in gross profit as a percent of net sales reflects the increase in sales for retail food and drug to 70 percent of total net sales compared to 53 percent for last year as a result of the Acquisition. Retail food and drug has a higher gross profit percentage than supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of net sales, were 16.5 percent for fiscal 2007 year-to-date compared with 12.1 percent last year. The increase in selling and administrative expenses, as a percent of net sales, primarily reflects the higher percentage of retail food sales as a percentage of total sales as a result of the Acquisition. In addition, fiscal 2007 included $17 of stock option expense associated with the Company’s adoption of SFAS No. 123(R) and Acquisition related costs of $30. Partially offsetting was a $10 gain related to a planned sale of a minority partnership interest in two retail stores in the Northwest. Fiscal 2006 included charges of $62 related to the plan to sell 20 Pittsburgh Shop ’n Save stores and losses from Hurricane Katrina.

Operating Earnings

Operating earnings for fiscal 2007 year-to-date were $559 compared with $259 last year, primarily reflecting the results from the Acquisition. Operating earnings for fiscal 2007 year-to-date were impacted by $30 of Acquisition related costs and $17 of stock option expense associated with the Company’s adoption of SFAS No. 123(R). Retail food operating earnings for fiscal 2007 year-to-date were $489, or 4.3 percent of net sales, compared with last year’s 3.0 percent of net sales. The increase in retail food operating earnings, as a percent of net sales, is due to the results from the Acquisition and last year being impacted by $62 charges related to the plan to sell 20 Pittsburgh Shop ’n Save stores and losses from Hurricane Katrina. Supply chain services operating earnings for fiscal 2007 year-to-date increased 11.0 percent to $132 from last year’s operating earnings of $119, or 2.6 percent of net sales, compared with last years 2.4 percent of net sales. The increase as a percent of net sales primarily reflects the net sales increase compared to fiscal 2006 and higher expenses in fiscal 2006 related to strategic growth initiatives.

Net Interest Expense

Net interest expense was $202 in fiscal 2007 year-to-date compared with $61 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Taxes

The effective tax rate was 38.6 percent and 37.0 percent in fiscal 2007 year-to-date and fiscal 2006 year-to-date, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2007, as a result of the Acquisition.

Net Earnings

Net earnings were $219, or $1.26 per basic share and $1.21 per diluted share for fiscal 2007 compared with net earnings of $125, or $0.92 per basic share and $0.88 per diluted share last year. Results for fiscal 2007 include Acquisition related costs of $19 after-tax and stock based compensation expense related to the Company’s adoption of SFAS No. 123(R) of $10 after-tax resulting in diluted earnings per share impacts of $0.10 and $0.06, respectively. Results for fiscal 2006 include charges of $0.25 per diluted share related to the plan to sell 20 Pittsburgh Shop ’n Save stores and $0.02 per diluted share related to Hurricane Katrina.

Weighted average basic shares increased to 174 for fiscal 2007 year-to-date compared with 136 shares last year. Weighted average diluted shares increased to 184 for fiscal 2007 year-to-date compared with 146 shares last year. The increase is primarily due to the shares issued for the Acquisition on June 2, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $425 for fiscal 2007 year-to-date compared with $508 last year.

Net cash used in investing activities was $2,489 for fiscal 2007 year-to-date compared to net cash used in investing activities of $131 last year. Fiscal 2007 year-to-date investing activities primarily relate to the net assets acquired in the Acquisition. Fiscal 2006 year-to-date investing activities primarily reflect capital spending to fund retail store expansion and store remodeling.

Net cash provided by financing activities was $1,544 for fiscal 2007 year-to-date compared with net cash used of $88 last year. Fiscal 2007 year-to-date financing activities relate primarily to the debt obtained to facilitate the Acquisition, partially offset by settlements of Albertsons Standalone Drug Business payables related to the sale of Albertsons. Fiscal 2006 year-to-date financing activities primarily reflect the payment of dividends of $42 and repayment of long-term debt of $33.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund its capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders, and consist of a $2,000 5-year revolving credit facility, a $750 5-year Term Loan A, and a $1,250 6-year Term Loan B. Rates on the facilities are tied to LIBOR plus 0.50 percent to 2.00 percent with facility fees ranging from 0.10 percent to 0.50 percent, both based on the Company’s credit ratings. The rates in effect on September 9, 2006, based on the Company’s current credit ratings, are 0.40 percent for the facility fee, LIBOR plus 1.50 percent for the revolving credit facility and Term Loan A, and LIBOR plus 1.75 percent for the Term Loan B.

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

The senior secured credit facilities also contain various financial covenants including: 1) a minimum interest expense coverage ratio, and 2) a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 for each of the fiscal quarters ending up through December 30, 2006, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 31, 2009. The debt leverage ratio shall not exceed 4.50 to 1 for each of the fiscal quarters ending up through December 30, 2007, and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 31, 2009. As of September 9, 2006, the Company is in compliance with the covenants of the senior secured credit facilities.

In conjunction with the new $4,000 senior secured credit facilities, the Company terminated its previous five year unsecured $750 revolving credit agreement dated February 2005. Also terminated were the previous Albertsons credit facilities: $400 dated June 2005, $900 dated June 2004, and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility. For a discussion of the Company’s continuing obligations under its mandatory convertible securities following the Acquisition, see Note 8 – Debt.

Borrowings under the Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. The Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. The Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date.

As of September 9, 2006, there were no outstanding borrowings under the Revolving Credit Facility, the Term Loan A had a remaining principal balance of $750, of which $75 was classified as current, and the Term Loan B had a remaining principal balance of $1,247, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $346 and the unused available credit under the Revolving Credit Facility was $1,654. The Company also had $68 of outstanding letters of credit issued under separate agreements with financial institutions.

The Company’s annual accounts receivable securitization program expired in August 2006 and was not renewed.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. Holders of the debentures may require the Company to purchase all or a portion of their debentures on the first day of October 2006 or 2011 at a purchase price equal to the accreted value of the debentures, which includes accrued and unpaid interest and equals $327.47 per debenture on October 1, 2006 and $409.08 per debenture on October 1, 2011. If this option is exercised, the Company has the choice of paying the holder in cash, common stock or a combination of the two. On August 31, 2006, the Company publicly announced its intent to use cash to meet any obligation to repurchase the debentures. The Company may redeem all or a portion of the debentures at any time on or after the first day of October 2006, at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Since the current credit ratings of the debentures are BB or lower as rated by Standard & Poor’s rating services, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holder. In the event of conversion, 9.6434 shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 7.8 shares should all debentures be converted. As of September 9, 2006, no holders have elected conversion of the debentures. The debentures are classified as current debt based on the holders’ current ability to cause the Company to repurchase the debentures (see Note 12 – Subsequent Event).

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options, which would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $210 of 7.5 percent debentures due 2037 contain put options that would require the Company to repay the notes in 2009 if the holders of the notes so elect by giving the Company 60-days notice. The maturities above do not include potential accelerations due to put options.

In conjunction with the Acquisition, the Company assumed $6,119 of existing New Albertsons, Inc. (“New Albertsons”) debt. This debt consisted primarily of publicly issued notes and debentures (including mandatory convertible securities), medium term notes, and capital lease obligations.

The Company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.

Capital spending during the second quarter of fiscal 2007 was $263, including $22 in capital leases. Capital spending for year-to-date fiscal 2007 was $353, including $29 of capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2007 is projected to be approximately $950, including approximately $140 in capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 9, 2006. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to fifteen years, with a weighted average remaining term of approximately thirteen years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 9, 2006, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $201 and represented approximately $123 on a discounted basis. No amount has been recorded in the accompanying condensed consolidated balance sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008, may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. At September 9, 2006, the estimated market value of the property underlying this lease approximately equaled the purchase option.

The Company had $414 of outstanding letters of credit as of September 9, 2006, of which $346 were issued under the credit facility and $68 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

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

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 11 – Commitments, Contingencies and Off-Balance Sheet Arrangements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated financial position.

The following table represents the Company’s significant contractual obligations and off-balance sheet arrangements at September 9, 2006.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter
Contractual obligations & off-balance sheet arrangements:
Debt (1)	$8,167	$332	$317	$3,168	$4,350
Operating leases	4,107	198	804	616	2,489
Interest on long-term debt (2)	5,495	289	1,092	884	3,230
Capital and direct financing leases	2,059	80	262	257	1,460
Benefit obligations	1,020	251	145	131	493
Construction commitments	250	153	97	—	—
Retailer loan and lease guarantees	202	12	44	32	114
Deferred income taxes	1,096	71	244	278	503
Purchase option on synthetic lease	60	—	60	—	—
Purchase obligations (3)	2,993	1,032	1,536	425	—
Self-insurance obligations	894	145	393	177	179
Other long-term liabilities	27	1	2	3	21

	$26,370	$2,564	$4,996	$5,971	$12,839

(1)	The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $48 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $210 mature in May 2037 and have put options exercisable in May 2009. For the purpose of the table above, payments of these obligations are assumed to occur at maturity.

(2)	The interest on long-term debt for fiscal 2032 reflects the Company’s zero-coupon debentures accreted interest for fiscal 2007 through fiscal 2032 for debentures not put back to the Company on October 1, 2006 (see Note 12 – Subsequent Event), should the debentures remain outstanding to maturity. Amounts also include contractual interest payments applicable to the Company’s debt instruments as well as accreted interest related to the fair value adjustments recognized through purchase accounting.
(3)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of September 9, 2006, future purchase obligations existed that primarily related to supply contracts, technology and advertising. In the ordinary course of business, the company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment or a fixed expiration date, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 9—Stock Based Compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 24, 2007, with early adoption encouraged. The Company is in the process of evaluating SFAS No. 158.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 24, 2007, with early application encouraged. The Company is in the process of evaluating SAB 108.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of this Form 10-Q under the caption “Risk Factors,”

the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business.

•	The availability of favorable credit and trade terms

•	Softness in national and local economies

•	Changes in interest rates

Competitive Practices

•	Competition from other food and/or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	The impact of consolidation in the retail food and drug and supply chain services industries

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

Security and Food Safety

•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, or other criminal activity directed at the food and drug industry, the transportation industry, or computer or communications systems

•	Other events that give rise to actual or potential food contamination, drug contamination or food-borne illness

Labor Relations and Employee Benefit Costs

•	Potential work disruptions resulting from labor disputes

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

•	The ability to hire, train or retain employees

Expansion and Acquisitions

•	Our ability to successfully combine our operations with the Acquired Operations, to achieve expected synergies and to minimize the diversion of management’s attention and resources

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms, and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired businesses

Liquidity

•	Additional funding requirements to meet anticipated capital needs

•	The impact of acquisitions, including our recent acquisition of the Acquired Operations, on our level of indebtedness, debt ratings, costs and future financial flexibility

Legal and Administrative Proceedings, Regulatory and Accounting Matters

•	Unfavorable outcomes in litigation, governmental or administrative proceedings, or other disputes

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in accounting standards that impact our financial statements

Operating Conditions

•	Changes in our business plans, operations, results and prospects

•	Potential delays in the development, construction or start-up of planned projects

•	Difficulties in developing, maintaining or upgrading information technology systems

•	The outcome of negotiations with partners, governments, suppliers, unions, or customers

•	Property damage or business disruption resulting from severe weather conditions that affect the Company, its customers or suppliers

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 9, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

On June 2, 2006 the Company completed the Acquisition. Based on management’s evaluation, this Acquisition and the incorporation of the system of internal controls of the Acquired Operations with that of the Company will not negatively affect the design or operation of the Company’s overall internal control over financial reporting.

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

As previously discussed in the Quarterly Report on Form 10-Q of the Company for the 16 weeks ended June 17, 2006, in August 1997 ten purported class and/or collective actions were consolidated in the United States District Court in Boise, Idaho. The actions raised various issues including

“off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. In September 2000 agreement was reached and court approval granted to settle all the consolidated actions. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the claims administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims in 2005.

The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company raised certain challenges to the claims process, including the supplemental information submitted by plaintiffs’ counsel in 2005, and valuation protocols; on January 4, 2006 the court ruled in part in the Company’s favor and directed the claims administrator to value the claims disregarding certain information. On May 17, 2006 the Court confirmed its prior ruling of January 2006, and on August 30, 2006 the Court issued a ruling on the timeliness of certain claims, ruling that some claims previously considered untimely were to be deemed timely and others were untimely. The claims administrator is in the process of completing its assigning of values to claims based on these new rulings, and has provided the parties with additional reports which the parties are reviewing. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As previously discussed in the Quarterly Report on Form 10-Q of the Company for the 16 weeks ended June 17, 2006, on January 24, 2006 a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and the Cerberus Group (the “Transactions”). Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions and rescission of the Transactions to the extent implemented. On May 18, 2006 the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to definitive documentation and the approval of the Court, Albertsons filed a Current Report on Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to its entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. On August 17, 2006 over the objection of a former shareholder who sought but was refused status as an intervenor, the Court preliminarily approved the Carmona settlement; certified a no-opt-out settlement class consisting of all former Albertsons shareholders and their successors in interest, assigns and transferees who held Albertsons shares at any time between September 2, 2005 through June 2, 2006 excluding the defendants and their immediate families; appointed Christopher Carmona as the representative for the settlement class; set a schedule for final approval of the settlement; and approved notices to be published and sent to the former shareholders advising them of the schedule and an opportunity to object to the settlement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The retail food and supply chain services segments are sensitive to a number of economic conditions that may affect our businesses such as: (i) food and drug price inflation or deflation, (ii) softness in national and local economies, (iii) increases in energy costs and commodity prices, (iv) changes in interest rates, (v) the availability of favorable credit and trade terms, and (vi) other economic conditions that may affect consumer spending or buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retailer customers, our operating costs and other aspects of our businesses.

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

Severe weather and natural disasters can adversely impact the areas in which we conduct business.

Severe weather conditions such as hurricanes or tornadoes, as well as other natural disasters, could damage our properties, adversely impact the areas in which we conduct our business or the suppliers from whom we obtain products or otherwise cause disruptions to operations or affect our supply chain efficiencies.

Our failure to combine our businesses with the businesses we acquired from Albertsons in a successful and timely manner could have a material adverse effect on our business, financial condition or results of operations.

On June 2, 2006, we acquired New Albertson’s, Inc. (the “Acquisition’) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertsons’ banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain region offices and certain corporate offices in Boise, Idaho, Glendale, Arizona and Salt Lake City, Utah.

We may not be able to realize the synergies, business opportunities and growth prospects anticipated in connection with the Acquisition. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities including retaining our current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, combining certain operations of our Company with the Acquired Operations will require significant efforts and expenses. Personnel have left and may continue to leave or be terminated because of the Acquisition. Our management may have its attention diverted while trying to combine certain operations of both companies. If these factors limit our ability to combine such operations successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the Acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, it could have a material adverse effect on our business, financial condition and results of operations.

The obligation to provide transition support services to the purchasers of the non-core supermarket and stand alone drug operations of Albertsons, Inc. could adversely affect our financial performance.

In connection with the Acquisition, we entered into Transition Services Agreements (“TSAs”) with the purchasers of the non-core supermarket business and standalone drug business of Albertsons through our newly acquired subsidiary, New Albertson’s, Inc. The TSAs are structured to provide for payments from those purchasers to cover the historical costs of providing support services to those operations. There is no assurance that those payments will be sufficient to cover the costs of providing those services or that we will be able to reduce those costs as fast as those payments may decrease during the terms of the TSAs. Our management may have its attention diverted while trying to provide the services required by the TSAs and the TSAs may otherwise limit our ability to achieve the synergies and other cost savings anticipated from the Acquisition. Disputes in connection with the TSAs could lead to reductions in the payments due to us under those agreements or unanticipated costs that could adversely affect our financial performance.

We have a lower debt coverage ratio as a result of the Acquisition, which will decrease our business flexibility and increase our borrowing costs.

As a result of the Acquisition we have a significantly lower debt coverage ratio than before the Acquisition. The lower debt coverage, as compared to that which has existed on a historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Our debt no longer has an investment-grade rating.

Escalating costs of providing employee benefits and other labor relations issues may lead to labor disputes and disruption of our businesses.

Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. We contribute to various multiemployer healthcare and pension plans covering certain union-represented employees in both our retail and distribution operations. A significant number of our employees are subject to collective bargaining agreements, and a majority of those employees are participants in multiemployer pension plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe that certain of these multiemployer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and other issues will continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
June 18, 2006 to July 15, 2006	7,164	$30.50	—	3,693,300
Second four weeks
July 16, 2006 to August 12, 2006	29,897	$27.50	—	13,693,300
Third four weeks
August 13, 2006 to September 9, 2006	4,654,729	$28.29	4,650,500	9,042,800

Totals	4,691,790	$28.29	4,650,500	9,042,800

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2007 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 4,691,790 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as the vesting of restricted stock granted under such plans.
(3)	On June 26, 2006, the Company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 10,000,000 additional shares of the Company’s common stock upon the exercise of employee stock options by former employees of Albertsons, Inc. The term of the program is from June 2, 2006 to June 1, 2007. This is in addition to the 5,000,000 share repurchase program authorized on May 26, 2004 for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company’s stock. As of September 9, 2006, 5,349,500 shares remain available for repurchase under the June 26, 2006 10,000,000 share repurchase program and 3,693,300 shares remain available for repurchase under the May 26, 2004 5,000,000 share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 28, 2006, at which the stockholders took the following actions:

(i)	Elected Irwin Cohen, Ronald E. Daly, Lawrence A. Del Santo and Susan E. Engel to the Board of Directors for three year terms expiring in 2009, and Philip L. Francis for a two year term expiring in 2008. The votes cast for and withheld with respect to each such Director are set forth below. No broker non-votes occurred with respect to any Director.

	Votes For	Votes Withheld
Irwin Cohen	119,953,018	1,775,471
Ronald E. Daly	118,667,512	3,060,977
Lawrence A. Del Santo	118,619,277	3,109,212
Susan E. Engel	118,253,884	3,474,605
Philip L. Francis	120,225,337	1,503,152

The Directors whose terms continued after the meeting are as follows: Edwin C. Gage, Garnett L. Keith, Charles M. Lillis, Marissa Peterson, Jeffery Noddle and Steven S. Rogers. In addition, on June 30, 2006, Gary Ames, Wayne Sales and Kathi Seifert were elected as Directors, as set forth in the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006.

(ii)	Ratified by a vote of 118,198,484 for, 2,610,662 against, 919,343 abstaining, and no broker non-votes, the appointment of KPMG LLP as independent registered public accountants of the Company for the fiscal year ending February 24, 2007.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:

10.1	Letter Agreement, including Appendix A thereto, dated as of August 9, 2006, between SUPERVALU INC. and Kevin Tripp (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on August 15, 2006). *

10.2	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between SUPERVALU INC. and Pete Van Helden (incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on August 15, 2006). *

10.3	Letter Agreement, including Appendix A thereto, executed September 15, 2006, between SUPERVALU INC. and Duncan C. Mac Naughton (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on September 20, 2006). *

10.4	Lead Director annual retainer (incorporated herein by reference to the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on September 27, 2006). *

12	Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates managements contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 18, 2006	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit

Exhibits filed with this Form 10-Q:

10.1	Letter Agreement, including Appendix A thereto, dated as of August 9, 2006, between SUPERVALU INC. and Kevin Tripp (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on August 15, 2006). *

10.2	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between SUPERVALU INC. and Pete Van Helden (incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on August 15, 2006). *

10.3	Letter Agreement, including Appendix A thereto, executed September 15, 2006, between SUPERVALU INC. and Duncan C. Mac Naughton (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on September 20, 2006). *

10.4	Lead Director annual retainer (incorporated herein by reference to the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on September 27, 2006). *

12	Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates managements contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.