Form 10-Q
period 2006-12-02
SUPERVALU INC
filed 2007-01-11
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 2, 2006.

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

As of January 5, 2007, there were 207,809,870 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Sub sidiaries

PART I—FINANCI AL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(In millions, except percent and per share data)

	Third Quarter (12 weeks) Ended
	December 2, 2006	% of Net sales	December 3, 2005	% of Net sales
Net sales	$10,657	100.0%	$4,695	100.0%
Cost of sales	8,219	77.1	4,020	85.6

Gross profit	2,438	22.9	675	14.4

Selling and administrative expenses	2,071	19.4	533	11.3

Operating earnings	367	3.5	142	3.1

Interest expense, net	183	1.7	23	0.5

Earnings before income taxes	184	1.8	119	2.6
Income tax expense	71	0.7	44	1.0

Net earnings	$113	1.1%	$75	1.6%

Net earnings per common share—basic	$0.55		$0.55
Net earnings per common share—diluted	0.54		0.53
Dividends declared per common share	0.1650		0.1625

Weighted average number of common shares outstanding:
Basic	207		136
Diluted	209		146

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(In millions, except percent and per share data)

	Year-to-date (40 weeks) Ended
	December 2, 2006	% of Net sales	December 3, 2005	% of Net sales
Net sales	$27,106	100.0%	$15,223	100.0%
Cost of sales	21,391	78.9	13,018	85.5

Gross profit	5,715	21.1	2,205	14.5

Selling and administrative expenses	4,789	17.7	1,803	11.8

Operating earnings	926	3.4	402	2.7

Interest expense, net	385	1.4	84	0.6

Earnings before income taxes	541	2.0	318	2.1
Income tax expense	209	0.8	118	0.8

Net earnings	$332	1.2%	$200	1.3%

Net earnings per common share—basic	$1.81		$1.47
Net earnings per common share—diluted	1.75		1.41
Dividends declared per common share	0.4925		0.4775

Weighted average number of common shares outstanding:
Basic	184		136
Diluted	191		146

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(unaudited)

(In millions, except percent data)

	Third Quarter (12 weeks) Ended		Year-to-date (40 weeks) Ended
	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005
Net sales
Retail food	$8,412	$2,476	$19,863	$8,107
% of total	78.9%	52.7%	73.3%	53.3%

Supply chain services	2,245	2,219	7,243	7,116
% of total	21.1%	47.3%	26.7%	46.7%

Total net sales	$10,657	$4,695	$27,106	$15,223
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$327	$104	$816	$271
% of sales	3.9%	4.2%	4.1%	3.3%

Supply chain services operating earnings	70	54	202	173
% of sales	3.1%	2.4%	2.8%	2.4%

General corporate expenses	30	16	92	42

Total operating earnings	367	142	926	402
% of sales	3.5%	3.1%	3.4%	2.7%

Interest expense, net	183	23	385	84

Earnings before income taxes	184	119	541	318
Income tax expense	71	44	209	118

Net earnings	$113	$75	$332	$200

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

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	Third Quarter December 2, 2006	Fiscal Year End February 25, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$275	$801
Receivables, less allowances for doubtful accounts of $22 and $16, respectively	938	439
Inventories, net	3,194	954
Other current assets	446	89

Total Current Assets	4,853	2,283

Property, plant and equipment, less accumulated depreciation and amortization of $2,491 and $2,127, respectively	8,760	1,969
Goodwill	5,871	1,614
Intangibles, net	2,667	94
Other assets	537	193

Total Assets	$22,688	$6,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,901	$1,377
Current maturities of long-term debt and capital lease obligations	268	112
Other current liabilities	1,880	133

Total Current Liabilities	5,049	1,622

Long-term debt	8,303	974
Capital lease obligations	1,124	432
Deferred income taxes	1,021	54
Other liabilities	1,952	452
Commitments and contingencies
Stockholders’ Equity
Common stock, $1.00 par value: Authorized - 400 shares; issued – 228 and 151 shares, respectively	228	151
Capital in excess of par value	2,636	132
Accumulated other comprehensive loss	(128)	(128)
Retained earnings	3,018	2,777
Treasury stock, at cost, 21 and 14 shares, respectively	(515)	(313)

Total Stockholders’ Equity	5,239	2,619

Total Liabilities and Stockholders’ Equity	$22,688	$6,153

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances at February 26, 2005	$151	$116	$(310)	$(104)	$2,658	$2,511
Net earnings	—	—	—	—	206	206	$206
Minimum pension liability adjustment (net of tax of $16)	—	—	—	(24)	—	(24)	(24)
Sales of common stock under option plans	—	14	23	—	—	37	—
Cash dividends declared on common stock $0.6400 per share	—	—	—	—	(87)	(87)	—
Compensation under employee incentive plans	—	2	3	—	—	5	—
Purchase of shares for treasury	—	—	(29)	—	—	(29)	—

Balances at February 25, 2006	151	132	(313)	(128)	2,777	2,619	$182

Net earnings	—	—	—	—	332	332	$332
Stock, options and restricted stock units issued in connection with acquisition of New Albertsons	69	2,279	—	—	—	2,348	—
Sales of common stock under option plans	8	197	13	—	—	218	—
Cash dividends declared on common stock $0.4925 per share	—	—	—	—	(91)	(91)	—
Compensation under employee incentive plans	—	28	5	—	—	33	—
Purchase of shares for treasury	—	—	(220)	—	—	(220)	—

Balances at December 2, 2006	$228	$2,636	$(515)	$(128)	$3,018	$5,239	$332

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In millions)

	Year-to-date (40 weeks) Ended
	December 2, 2006	December 3, 2005
Cash flows from operating activities
Net earnings	$332	$200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	624	239
Impairment charge	—	55
LIFO charge	18	7
(Gain) loss on sale of assets	(12)	4
Deferred income taxes	(165)	(57)
Stock-based compensation	29	7
Other adjustments, net	(29)	(2)
Changes in assets and liabilities, excluding net assets of Acquired Operations as of June 2, 2006	(459)	26

Net cash provided by operating activities	338	479

Cash flows from investing activities
Proceeds from sale of assets	116	12
Purchases of property, plant and equipment	(601)	(217)
Business acquisition, net of cash acquired	(2,336)	—
Other	107	—

Net cash used in investing activities	(2,714)	(205)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,411	—
Repayment of long-term debt	(1,141)	(56)
Settlement of Albertsons standalone drug business payables	(299)	—
Reduction of obligations under capital leases	(33)	(26)
Net proceeds from the sale of common stock under option plans	211	23
Dividends paid	(79)	(64)
Payment for purchase of treasury shares	(220)	(29)

Net cash provided by (used in) financing activities	1,850	(152)

Net (decrease) increase in cash and cash equivalents	(526)	122
Cash and cash equivalents at beginning of period	801	464

Cash and cash equivalents at the end of period	$275	$586

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars, shares, stock options and restricted stock units in millions, except per share data)

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor of two wholesale grocery firms established in the 1870’s. SUPERVALU is one of the largest companies in the United States grocery channel.

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertson’s banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah.

As of the close of the third quarter ended December 2, 2006, the Company conducted its retail operations through 2,499 stores including 928 combination stores (defined as food and drug), 393 food stores and 1,178 limited assortment food stores. Included in the total store counts are 856 licensed limited assortment food stores and 120 fuel centers. Additionally, the Company provides supply chain services and related logistics support services across the United States retail grocery channel. As of the close of the third quarter ended December 2, 2006, the Company served as the primary grocery supplier to approximately 2,200 retail food stores in 48 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 400 stores. The Company’s supply chain activities are supported by 35 major Company distribution operations, located throughout the United States.

Accounting Policies

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for its fiscal year ended February 25, 2006. References to SUPERVALU and the Company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of the Acquired Operations and the Company, the accompanying December 2, 2006 Condensed Consolidated Balance Sheet includes the assets and liabilities related to the Acquired Operations as of November 30, 2006. The thirteen week operating results for the period September 1, 2006 through November 30, 2006 of the Acquired Operations are included in the third quarter results of the Condensed Consolidated Statements of Earnings. The twenty-six week operating results for the period June 2, 2006 through November 30, 2006 of the Acquired Operations are included in the December 2, 2006 year-to-date results of the Condensed Consolidated Statements of Earnings. The fourth quarter’s reporting period for the Acquired Operations will be the 12 weeks ending February 22, 2006. Starting with the third quarter of fiscal 2007, the end of each fiscal quarter for the Acquired Operations will be two days preceding the rest of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the Changes in assets and liabilities line item within the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows. At December 2, 2006 and February 25, 2006, the Company had net book overdrafts of $486 and $198, respectively.

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the 12 weeks and 40 weeks ended December 2, 2006 and December 3, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. The results of operations for the 12 weeks and 40 weeks ended December 2, 2006 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 25, 2006 has been derived from the audited Consolidated Balance Sheet as of that date.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to current presentation. These reclassifications had no effect on reported net earnings.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of those estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

Net Earnings Per Share (EPS)

Basic EPS is calculated using net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted earnings per share, net earnings is adjusted to eliminate the after tax interest expense recognized during the period related to contingently convertible debentures. Effective on August 31, 2006, in conjunction with the Company’s announcement of its intent to use cash to repurchase the contingently convertible debentures, the debentures were no longer considered dilutive for the calculation of diluted earnings per share.

The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter (12 weeks) Ended		Year-to-date (40 weeks) Ended
	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005
Earnings per share—basic
Net earnings	$113	$75	$332	$200
Weighted average shares outstanding—basic	207	136	184	136
Earnings per share—basic	$0.55	$0.55	$1.81	$1.47

Earnings per share—diluted
Net earnings	$113	$75	$332	$200
Interest related to dilutive contingently convertible debentures, net of tax	—	2	3	6

Net earnings used for diluted earnings per share calculation	$113	$77	$335	$206

Weighted average shares outstanding	207	136	184	136
Dilutive impact of options and restricted stock outstanding	2	2	2	2
Dilutive impact of convertible securities	—	8	5	8

Weighted average shares—diluted	209	146	191	146

Earnings per share—diluted	$0.54	$0.53	$1.75	$1.41

Options to purchase 12 shares of common stock were outstanding during both the 12 week and 40 week periods ended December 2, 2006, but were excluded from the computation of diluted earnings per share because they were not dilutive.

Options to purchase 3 shares of common stock were outstanding during both the 12 week and 40 week periods ended December 3, 2005, but were excluded from the computation of diluted earnings per share because they were not dilutive.

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

The Company purchased the Acquired Operations using a combination of stock, debt assumption and cash comprised of:

Acquisition of approximately 372 shares of outstanding Albertsons common stock:
In cash	$7,572
In exchange for approximately 68.5 shares of SUPERVALU common stock	2,252
Debt assumed	6,119
Cash settlement of restricted stock unit and stock option awards	148
Restricted stock unit and stock option awards assumed	96
Direct costs of the acquisition	46

Total purchase price	$16,233

The sale of the Standalone Drug Business to CVS and the sale of the Non-Core Business to the Cerberus Group generated $4,911 in cash that was combined with the Company’s relative portion of the purchase price of approximately $11,300 in cash and equity to complete the Albertsons acquisition.

Acquisition of New Albertsons Common Stock

Pursuant to the Acquisition agreement, each share of New Albertsons common stock was acquired for $20.35 in cash and 0.182 shares of SUPERVALU common stock (the “Acquisition Consideration”). The cash portion of the Acquisition Consideration was funded using $556 of cash on hand, $135 of the Acquired Operations’ cash on hand, $1,970 of debt financing provided by new credit facilities (see Note 8 – Debt), and the cash proceeds of $4,911 from the simultaneous sale of the Standalone Drug and the Non-Core Businesses historically operated by Albertsons. The fair value of SUPERVALU common stock issued was $32.73 per share, which represented the average closing price of the Company’s common stock beginning two days before and ending two days after the January 23, 2006 announcement date of the Acquisition.

Transition Services Agreement

In connection with the purchase of Albertsons LLC by the Cerberus Group, the Company entered into a transition services agreement. The transition services agreement provides for a two-year term and fixed payments to the Company of $155 in the aggregate in the first year and $135 in the aggregate in the second year and, in addition, quarterly variable payments of $8.75 for a total of $35 of variable payments per year. During the second quarter of fiscal 2007 the fixed payments provided for under the transition services agreement were modified to reflect the transfer of certain personnel from the Company to Albertsons LLC. The transfer of personnel resulted in a reduction in Company-incurred expense and transition services agreement fixed payments of approximately $10.6 in year one and $10.6 in year two. After the initial quarter of the transition services agreement, the quarterly variable payments may be reduced by $0.4375 for each increment of 35 stores that will no longer be supported under the terms of the agreement. Based on stores that are closed as of December 2, 2006, the future quarterly variable payment amount is $7.4. Albertsons LLC is required to provide the Company with 60 days advance notice of stores that will no longer be supported under the transition services agreement, during which time the Company intends to reduce the support infrastructure and related costs.

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

Cash Settlement of Stock Options and Restricted Stock Units

As of the Acquisition Date, Albertsons had approximately 31 stock options and 7 restricted stock units outstanding. As a result of the Acquisition, all outstanding awards fully vested other than approximately 0.4 restricted stock unit awards. In accordance with the Acquisition agreement, the Company agreed to settle all of the Albertsons stock options held by Albertsons employees who did not become employees of the Company. The Company also agreed to settle all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock. Included in Other current assets in the Condensed Consolidated Balance Sheet as of December 2, 2006 is $186 of short-term investments that are contractually restricted for future payments related to change-in-control severance benefits and restricted stock units.

Stock Options and Restricted Stock Units Assumed

In accordance with the Acquisition agreement, the Company assumed the obligation of stock options and approximately 0.4 unvested restricted stock units of individuals who became employees of the Company. The stock options became fully vested and were converted into the right to acquire a total of 22 shares of SUPERVALU stock, using an exchange ratio based on the Acquisition Consideration.

Direct Costs of the Acquisition

Direct costs of the Acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the Acquisition.

Preliminary Purchase Price Allocation

The Acquisition was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). As a result, the Company applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of New Albertsons. The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date. These preliminary purchase price allocations are estimates as of December 2, 2006 based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of long-lived assets, inventories, intangible assets, capital and operating lease obligations, income taxes and deferred income taxes, and residual goodwill. Additionally, the Company is in the process of gathering data and making assessments in other areas that could have an impact on the final purchase price allocation. The valuations are preliminary due to the size and timing of the Acquisition.

Preliminary Purchase Price Allocation
Current assets	$3,315
Property, plant and equipment	6,882
Goodwill	4,266
Intangibles	2,610
Other assets	408

Total assets acquired	17,481

Current liabilities	3,911
Long-term debt	5,853
Deferred income taxes	1,099
Other liabilities	1,550

Total liabilities assumed	12,413

Net assets acquired	$5,068

Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons	135
Cash proceeds from the sale of the Standalone Drug Business and Non-Core Business of Albertsons	4,911
Debt assumed	6,119

Total purchase price	$16,233

Preliminary values of intangible assets include the following:

	Preliminary Purchase Price Allocation	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,822
Liquor licenses	11

Total non-amortizing	1,833

Amortizing:
Favorable operating leases	667	18
Customer loyalty programs	98	7
Customer lists and other	12	6

Total amortizing	777	17

Total	$2,610

The preliminary purchase price allocation to intangible assets is based on estimated fair values determined by internal analyses pending revision based on further fair valuation analyses to be performed by third-party valuation specialists. Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of less than one to 37 years.

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled $338. These leases have an estimated weighted average life of 19 years and are included in other liabilities.

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

The Acquired Operations include significant operating and capital leases consisting of the following future minimum payments for noncancelable leases (which exclude the amortization of acquisition-related fair value adjustments):

	Total Amount Committed	Fiscal 2007 (remaining)	Fiscal 2008 - 2009	Fiscal 2010 - 2011	Thereafter
Operating leases	$3,148	$72	$488	$444	$2,144
Capital leases	699	20	83	82	514

Total lease commitments	$3,847	$92	$571	$526	$2,658

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of SUPERVALU and the Acquired Operations as if the Acquisition had occurred at the beginning of fiscal 2007 and 2006. Certain adjustments have been made to reflect changes in depreciation, income taxes and interest expense that would have resulted from the change in the accounting base of certain assets and liabilities due to the Acquisition, based on the Company’s preliminary estimates of fair value and increased debt to fund the acquisition. These adjustments are subject to change as the initial estimates are refined over time. Because of differences in the accounting calendars of SUPERVALU and the Acquired Operations, the pro forma results below for the 40 weeks ended December 2, 2006 include SUPERVALU results for the 40 weeks and results of the Acquired Operations for 39 weeks. The pro forma results below for the 12 weeks ended December 3, 2005 include SUPERVALU results for 12 weeks and results for the Acquired Operations for 13 weeks. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma financial information does not reflect any potential synergies.

	Year-to-date		Third Quarter Ended
	December 2, 2006	December 3, 2005	December 3, 2005
Net sales	$33,056	$33,476	$10,734
Net earnings	416	303	108

Weighted average common shares:
Basic	209	205	205
Diluted	215	215	215

Earnings per share:
Basic	$1.99	$1.48	$0.52
Diluted	1.95	1.43	0.51

(1)	Certain items impacting the comparability of this pro forma financial information include: (a) a $29 after-tax curtailment gain recognized in the 40 weeks ended December 2, 2006 that resulted from amendments to certain of Albertsons’ defined benefit pension plans; (b) $35 after-tax expense recognized in the 40 weeks ended December 2, 2006 due to Acquisition-related costs (defined as one-time transaction costs which primarily include retention bonuses and consultant fees); (c) a charge of $38 after-tax related to the plan to sell 20 Shop ‘n Save stores in Pittsburgh in the 40 weeks ended December 3, 2005; and (d) a charge of $3 after-tax for the impact of Hurricane Katrina in the 40 weeks ended December 3, 2005.

NOTE 3 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 9—Stock-Based Compensation.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2007, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 24, 2007. The Company is in the process of evaluating the impact of adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Securities and Exchange Commission staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 24, 2007, with early application encouraged. The Company is in the process of evaluating the impact of adoption of SAB 108.

NOTE 4 – BENEFIT PLANS

Net Periodic Pension and Postretirement Benefit Cost

Net periodic pension and postretirement benefit cost for the Company-sponsored pension and postretirement benefit plans were as follows:

	Third Quarter (12 weeks) Ended
	Pension Benefits		Postretirement Benefits
	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005
Service cost	$7	$5	$—	$—
Interest cost	24	9	2	2
Expected return on plan assets	(25)	(9)	—	—
Amortization of:
Unrecognized net loss	6	5	1	2
Unrecognized prior service cost	—	—	—	—

Net periodic benefit cost	$12	$10	$3	$4

	Year-to-Date (40 weeks) Ended
	Pension Benefits		Postretirement Benefits
	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005
Service cost	$25	$16	$1	$1
Interest cost	71	31	6	7
Expected return on plan assets	(75)	(31)	—	—
Amortization of:
Unrecognized net loss	20	17	4	5
Unrecognized prior service cost	1	1	(1)	(1)

Net periodic benefit cost	$42	$34	$10	$12

The Company contributed $39 and $25 to its non-union defined benefit pension plans during the 40 weeks ended December 2, 2006 and December 3, 2005, respectively. The Company has not yet reassessed contributions in light of the Pension Protection Act of 2006 signed into law August 17, 2006.

Employee Benefit Plan Obligations Assumed in the Acquisition

The following disclosures address the employee benefit plans assumed in the Acquisition, which should be read in conjunction with the benefit plans disclosures in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

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

The benefit obligation, fair value of plan assets and funded status of the assumed defined benefit pension plans and other postretirement benefit plans were as follows:

	Defined Benefit Pension Plans December 2, 2006	Postretirement Benefit Plans December 2, 2006
Benefit obligation (1)	$1,201	$26
Fair value of plan assets	1,041	—

Funded status	(160)	(26)
Unrecognized net actuarial loss (gain)	—	—
Unrecognized prior service cost (benefit)	—	—

Net amount recognized (2)	$(160)	$(26)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
(2)	Reflects amounts recognized in the Condensed Consolidated Balance Sheet as of December 2, 2006 for the Acquired Operations. In connection with the Acquisition, the projected benefit obligations for all of the assumed defined benefit pension plans and other postretirement plans were remeasured as of June 2, 2006 and accordingly, the accumulated benefit obligation equaled the projected benefit obligation. No additional minimum liability for the defined benefit pension plans is recognized because the net amount recognized was equal to the unfunded amount of the plans.

As of December 2, 2006, the estimated future benefit payments to be paid from the New Albertsons’ defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, were as follows:

Fiscal Year	Defined Benefit Pension Plans	Other Postretirement Benefit Plans
2007 (remaining)	$38	$1
2008	35	3
2009	38	3
2010	43	3
2011	46	3
2012-2016	301	12

NOTE 5 – RESERVES FOR CLOSED PROPERTIES AND ASSET IMPAIRMENT CHARGES

Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Additions include approximately $29 of reserves for closed properties acquired from Albertsons, which were recorded in purchase accounting. Adjustments in the table below include approximately $54 related to the fair value of liabilities recognized in purchase accounting at the Acquisition Date for lease liabilities of former Albertsons stores for which management had a plan to close and which have been closed subsequent to the Acquisition.

At December 2, 2006, the remaining 2001 restructuring reserve of $14 million included $11 million representing the estimated fair value of future lease payments less estimated sublease income related to properties exited and $3 million related to a multi-employer pension plan withdrawal liability. Future lease payments related to facilities primarily under operating leases that were exited as part of the 2001 restructuring plan will continue through fiscal 2027 and we expect the multi-employer pension plan withdrawal liability will be paid in full by the end of fiscal 2007.

Details of these reserves were as follows:

	Balance February 25, 2006	Additions	Usage	Adjustments	Balance December 2, 2006
Reserves for closed properties and 2001 restructuring	$63	$33	$(33)	$56	$119

Asset Impairment

The Company recognized asset impairment charges of $1 for the 40 weeks ended December 2, 2006 for the write-down of property, plant and equipment for closed properties. There were no asset impairment charges for the 12 weeks ended December 2, 2006. During the third quarter and year-to-date ended December 3, 2005, the Company recognized asset impairment charges of $0 and $55, respectively, primarily related to the plan to sell twenty corporate Shop ‘n Save stores in Pittsburgh. Impairment charges, a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

NOTE 6 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Due to the Acquisition, the Company recorded $2,610 of intangible assets primarily related to tradenames, leasehold rights and customer relationships. The Company also recorded $4,266 of goodwill based on preliminary purchase price allocations (see Note 2 – Business Acquisition).

At December 2, 2006, the Company had approximately $5,057 of goodwill related to its Retail food segment and $814 related to its Supply chain services segment.

A summary of changes in the Company’s goodwill and other acquired intangible assets year-to-date fiscal 2007 follows:

	February 25, 2006	Amortization	Net Additions	Other Adjustments	December 2, 2006
Goodwill	$1,614	$—	$4,266	$(9)	$5,871

Other acquired intangible assets:
Trademarks and tradenames	22	—	1,833	—	1,855
Leasehold rights, customer lists and other (accumulated amortization of $44 and $24 at December 2, 2006 and February 25, 2006, respectively)	50	—	674	(8)	716
Customer relationships (accumulated amortization of $14 and $5 at December 2, 2006 and February 25, 2006, respectively)	48	—	98	(1)	145
Non-compete agreements (accumulated amortization of $6 and $5 at December 2, 2006 and at February 25, 2006)	8	—	7	—	15

Total other acquired intangible assets	128	—	2,612	(9)	2,731
Accumulated amortization	(34)	(34)	—	4	(64)

Total other acquired intangible assets, net	$94	$(34)	$2,612	$(5)	$2,667

Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from less than one to 37 years. Year-to-date, for fiscal 2007 and 2006, the Company recorded amortization expense relating to definite-lived intangible assets of approximately $34 and $5, respectively. All intangible assets are amortizable with the exception of the trademarks and tradenames. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually in the Company’s fourth quarter.

NOTE 7 – FINANCIAL INSTRUMENTS

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

In fiscal 2003, the Company entered into swap agreements in the aggregate notional amount of $225 relating to the Company’s 7.875 percent fixed interest rate promissory notes due fiscal 2010. The Company receives a fixed interest rate of 7.875 percent on the notional amount of the swaps and pays interest based on the three-month U.S. dollar LIBOR rate (5.37 percent and 4.68 percent as of December 2, 2006 and February 25, 2006, respectively) plus 2.55 percent to 2.60 percent. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the Company and are a component of Other assets in the Condensed Consolidated Balance Sheets. On a quarterly basis, the Company performs an assessment of effectiveness and a measurement of ineffectiveness. Through December 2, 2006, the net earnings impact was zero.

NOTE 8 – DEBT

As a result of the Acquisition, the Company assumed $6,119 of the Acquired Operations’ outstanding debt (see Note 2 – Business Acquisition). In accordance with the application of the purchase method of accounting, the Company estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons debt of $231 as of the Acquisition Date, which will be amortized to Interest expense using the effective interest method over the remaining terms of the respective debt instruments. In the table below, the stated interest rates for the debt assumed from New Albertsons are followed by the effective rates in parentheses resulting from the discounts and premiums due to purchase accounting fair value adjustments. Borrowings are unsecured unless indicated otherwise.

December 2, 2006
Variable Rate Note, currently 7.19%, due fiscal 2013	$1,244
Variable Rate Note, currently 6.94%, due fiscal 2012	731
Revolving Credit Facility, currently 7.08%	780
7.50% (7.49%) Notes due fiscal 2011	700
Notes due fiscal 2008-2029, average interest rate of 6.68% (7.89%)	592
7.45% (8.73%) Debentures due fiscal 2030	569
7.50% Note due fiscal 2015	500
8.00% (8.86%) Debentures due fiscal 2032	366
6.95% (6.71%) Notes due fiscal 2010	352
7.88% Notes due fiscal 2010	350
7.50% Notes due fiscal 2013	300
8.35% (7.15%) Notes due fiscal 2011	285
3.75% (7.40%) Senior Notes due fiscal 2010	278
8.00% (8.46%) Debentures due fiscal 2027	260
8.70% (8.97%) Debentures due fiscal 2031	219
7.50% (5.44%) Debentures due fiscal 2038	209
7.25% (7.53%) Notes due fiscal 2014	197
7.75% (8.76%) Debentures due fiscal 2027	181
Accounts Receivable Securitization Facility, currently 5.35%	160
7.90% (7.98%) Debentures due fiscal 2018	95
4.50% Yield Zero-coupon Convertible Debentures due fiscal 2032	52
Variable Rate Industrial Revenue Bonds due fiscal 2007-2015, average interest rate of 3.68%	49
Secured Mortgages and other Notes due fiscal 2007-2020, average interest rate of 8.61% (7.53%), secured by real estate with a book value of $61	38
Other	10

8,517
Less current maturities	(214)

Long-term debt	$8,303

Aggregate contractual maturities of debt as of December 2, 2006 were:

Fiscal Year
2007 (remaining)	$24
2008	299
2009	195
2010	1,194
2011	1,122
Thereafter	5,683

The maturities above reflect contractual maturities and do not include the potential accelerations due to debt holders’ ability to cause the Company to repurchase the debt.

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company was in compliance with the financial covenants under the debt agreements as of December 2, 2006.

On October 31, 2006, the Company issued $500 in senior notes. The notes bear interest at a rate of 7.50 percent and are due 2014. The notes are senior obligations and rank equally with all of the Company’s other senior unsecured indebtedness.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year Revolving Credit Facility, a $750 five-year Term Loan A, and a $1,250 six-year Term Loan B. Rates on the facilities are tied to LIBOR plus 0.50 percent to 2.00 percent with facility fees ranging from 0.10 percent to 0.50 percent, both based on the Company’s credit ratings. The rates in effect on December 2, 2006, based on the Company’s current credit ratings, are 0.40 percent for the facility fee, LIBOR plus 1.50 percent for the Revolving Credit Facility and Term Loan A, and LIBOR plus 1.75 percent for the Term Loan B.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of SUPERVALU and subsidiaries, such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 for each of the fiscal quarters ending up through December 30, 2006, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 31, 2009. The debt leverage ratio shall not exceed 4.50 to 1 for each of the fiscal quarters ending up through December 30, 2007, and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 31, 2009.

In conjunction with the new $4,000 senior secured credit facilities, the Company terminated its previous five-year unsecured $750 revolving credit agreement dated February 2005. Also terminated were the previous Albertsons credit facilities: $400 dated June 2005, $900 dated June 2004, and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility.

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

As of December 2, 2006, there were $780 of outstanding borrowings under the Revolving Credit Facility, the Term Loan A had a remaining principal balance of $731, of which $84 was classified as current, and the Term Loan B had a remaining principal balance of $1,244, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $344 and the unused available credit under the Revolving Credit Facility was $876. The Company also had $67 of outstanding letters of credit issued under separate agreements with financial institutions.

In November 2006, the Company executed a 364-day accounts receivable securitization program, under which the Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on December 2, 2006, based on the Company’s current credit ratings, is 0.20 percent. As of December 2, 2006, there was $160 of outstanding borrowings under this program. As of December 2, 2006 there was $230 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s December 2, 2006 Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the December 2, 2006 Condensed Consolidated Balance Sheet.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. On October 2, 2006, the Company purchased $213 of these debentures when over 80 percent of the holders put their debentures to the Company for cash. Holders of the debentures may require the Company to purchase all or a portion of the remaining $52 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 1.5 shares, should all remaining debentures be converted. As of December 2, 2006, no holders have elected conversion of the debentures. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Due to the holders’ ability to convert the debentures to common stock, the Company’s previous announcement of its intent to use cash to settle the debentures in cash and the Company’s ability to call the debentures for cash at any time, the debentures are classified as current debt.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options that would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $209 of 7.5 percent debentures due May 2037 contain put options that would require the Company to repay the notes in May 2009 if the holders of the notes so elect by giving the Company 60-days notice.

Mandatory Convertible Securities

The Company assumed 46,000,000 of 7.25 percent mandatory convertible securities (“Corporate Units”) upon the Acquisition of New Albertsons. As more fully described below, each Corporate Unit consists of a purchase contract and, initially, a 2.5 percent ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes.

Subsequent to consummation of the Acquisition, the holders of the Corporate Units had an option to settle their purchase contract obligations early at the settlement rate then in effect under the provisions of the Corporate Units. In connection with the Acquisition, twenty-nine thousand purchase contracts were settled early. As a result, the Company received $0.148 of net cash and issued approximately 0.005 shares of the Company’s common stock.

On October 23, 2006, the Company commenced an offer to purchase any and all of the outstanding Corporate Units at a purchase price in cash of $25.22 per Corporate Unit (the “Tender Offer”). The Tender Offer expired on November 20, 2006. As a result of the Tender Offer, 34,783,232 Corporate Units, or approximately 75.7 percent of the 45,970,800 issued and outstanding Corporate Units, were validly tendered and were accepted for purchase. The Company paid an aggregate of approximately $877 in cash to tendering holders in the Tender Offer. The Company recognized a gain on extinguishment of less than $1 in the 12 weeks ended December 2, 2006. The balance of the Corporate Units recorded as debt in the Condensed Consolidated Balance Sheet at December 2, 2006 was $278.

Subsequent to the repurchase of these Corporate Units, under the terms of the purchase contracts, the Company would be required to issue a minimum of 1.8 shares and a maximum of 2.2 shares of its common stock for the remaining Corporate Units. If the purchase contracts had been settled at December 2, 2006, the Company would have received approximately $65 of net cash and would have issued approximately 1.9 shares of its common stock. The holders of the Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration ($20.35 in cash and 0.182 SUPERVALU shares per share of Albertsons common stock subject to the settlement rate). The net amount of cash received will be recorded as an increase to stockholders’ equity.

The ownership interest in the senior notes is pledged to secure the Corporate Unit holders’ obligation to purchase Company common stock under the related purchase contract. The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75 percent.

In February 2007, the aggregate principal amount of the senior notes is required to be remarketed by the remarketing agent, which may result in a change in the interest rate and maturity date of the senior notes. If this remarketing is not successful there will be a subsequent remarketing in May 2007. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract.

As consideration for assuming the downside market risk without participating in all of the potential appreciation of the Company’s common stock, the holders of the Corporate Units receive a quarterly purchase contract adjustment payment equal to 3.5 percent per annum of the stated value of the Corporate Units. As of December 2, 2006, the liability for the purchase contract adjustment payments was approximately $5, which represents the present value of the remaining purchase contract adjustment payments. As contract adjustment payments are made, this liability will be reduced, with a portion of the payments recognized as interest expense. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contracts.

Each purchase contract originally obligated the holder to purchase, and Albertsons to sell, at a purchase price of twenty-five dollars in cash, shares of Albertsons common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). However, as a result of the Acquisition, rather than receiving Albertsons common stock the holders will receive what the Albertsons shareholders received as Acquisition Consideration subject to the settlement rate. Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. Also, as a result of the Acquisition, the settlement rate was adjusted as follows:

(a) If the Company’s common stock price is greater than or equal to $46.54, the settlement rate will be $17.65 in cash plus 0.1579 shares of the Company’s common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 0.8675 shares of Albertsons common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if the Albertsons common stock price was greater than or equal to $28.82.

(b) If the Company’s common stock price is greater than $14.89 but less than $46.54, the settlement rate will be an amount of cash and shares of the Company’s common stock in the ratio of $20.35 of cash for each 0.182 shares of the Company’s common stock, such that the amount of cash plus the value of the Company’s common stock is equal to the $25.00 stated amount of the purchase contracts per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by the number of shares of Albertsons common stock with value equal to the $25.00 stated amount of the purchase contracts, the settlement rate that, had the Acquisition not occurred, would have been applicable if the Albertsons common stock price was greater than $23.06 and less than $28.82.

(c) If the Company’s common stock price is less than or equal to $14.89, the settlement rate will be $22.06 in cash plus 0.1973 shares of the Company’s common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 1.0841 shares of Albertsons common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if the Albertsons common stock price was less than or equal to $23.06.

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in the diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is above $46.54, and will potentially occur when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. For the year-to-date as of December 2, 2006, the Corporate Units were dilutive by approximately 0.119 shares.

The remarketing agent is required to attempt to remarket the senior notes on behalf of the holders of the remaining Corporate Units in February 2007 (three months prior to the Purchase Contract Settlement Date in May 2007). If this initial remarketing is unsuccessful, the remarketing agent is required to attempt to remarket the senior notes again in May 2007 prior to the Purchase Contract Settlement Date in a final remarketing. If the initial remarketing is successful, the cash proceeds will be delivered to the collateral agent and will be used to purchase U.S. treasury securities maturing on or about the Purchase Contract Settlement Date that will serve as collateral for the obligations under the purchase contracts until the Purchase Contract Settlement Date. If the final remarketing is required and is successful, the cash proceeds will be delivered to the collateral agent and will serve as collateral for the obligations under the purchase contracts. In the case of any successful remarketing, the collateral agent will use the cash in the collateral account to settle the purchase contracts on the Purchase Contract Settlement Date on behalf of the holders of the Corporate Units. Upon settlement of the purchase contracts, the Company will receive approximately $280 and will issue the requisite amount of Acquisition Consideration (if the purchase contracts had been settled on December 2, 2006, this would have been approximately $215 in cash and 1.9 shares). The Company also will have an obligation to pay the principal amount of the senior notes of approximately $280 at the maturity date in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.

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

NOTE 9 – STOCK-BASED COMPENSATION

Adoption of New Standard

Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the 40 weeks ended December 2, 2006 included: (1) compensation expense for all stock-based awards granted prior to, but not yet vested as of February 25, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) compensation expense for all stock-based awards granted on or after February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company used the straight-line method to recognize the expense related to the option plan prior to and subsequent to the adoption of SFAS No. 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Earnings for the 40 weeks ended December 2, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The effect of adopting SFAS No. 123(R) was an additional after tax expense of $2 and $13 ($0.01 and $0.07 per basic and diluted share), respectively, recognized in the Condensed Consolidated Statement of Earnings for the 12 weeks and 40 weeks ended December 2, 2006.

Stock Options

The Company currently has options outstanding under multiple stock plans. The Company’s 2002 Stock Plan allows the granting of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, to key salaried employees at prices not less than 100 percent of their fair market value, determined based on the average of the opening and closing sale price of the Company’s common stock on the date of grant. The Company’s 1997 Stock Plan allows only the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value determined on the same basis. In April 2005, the Board of Directors reserved an additional 9 shares for issuance under the 2002 Stock Plan, which was approved by the shareholders of the Company on June 15, 2005. 7.5 of these shares are reserved for issuance as stock options and the remaining 1.5 shares are reserved for restricted stock awards. In addition, in June 2006, as part of the Acquisition, the Company may issue 10 shares that had formerly been available for issuance under the Albertson’s, Inc. 2004 Equity and Performance Incentive Plan. The Company also has options outstanding under its 1983 Employee Stock Option Plan, 1993 Stock Plan, the SUPERVALU/Richfood Stock Incentive Plan, the Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan, and the Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, but no further options may be granted under these plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of granting whether each option granted, except those granted under the 1997 Stock Plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Compensation Committee. Generally, options issued prior to fiscal 2006 have a term of ten years. Effective in fiscal 2006, options issued shall not be for more than a term of seven years. Generally, options vest over four years. The exercise provisions of future awards may change as the Board of Directors or the Compensation Committee may determine.

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

Options granted, exercised and outstanding were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, February 25, 2006	11,800	$26.89	5.6	$64,825
Granted	2,985	29.35
Assumed in Acquisition	21,521	33.15
Exercised	(9,216)	24.38
Canceled and forfeited	(3,040)	40.20

Outstanding, December 2, 2006	24,050	$32.08	5.0	$111,046

Vested and expected to vest in future at December 2, 2006	23,707	$31.37	4.9	$109,691
Exercisable at December 2, 2006	19,768	$31.75	4.7	$91,355

The weighted average grant date fair value of stock options granted to holders of Albertsons stock options who became employees of the Company after the Acquisition was $4.14. The weighted average grant date fair value of all other stock options granted during the 40 weeks ended December 2, 2006 was $6.92. The weighted average grant date fair value of all stock options granted during the 40 weeks ended December 2, 2006 and December 3, 2005 was $4.49 and $8.46 per share, respectively. The total intrinsic value of stock options exercised during the 40 weeks ended December 2, 2006 and December 3, 2005 was $53 and $24, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for stock options exercised) or at December 2, 2006 (for outstanding stock options) less the applicable exercise price.

To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 40-week periods ended December 2, 2006 and December 3, 2005 were as follows:

	40 Weeks Ended
	December 2, 2006	December 3, 2005
Dividend yield	2.00%	2.00%
Volatility rate	20.65 - 29.55%	28.87%
Risk-free interest rate	4.61 - 5.19%	3.89%
Expected option life (years)	1.0 - 5.4 years	4.8 years

Compensation Expense

The components of pre-tax stock-based compensation expense related to stock options (included primarily in Selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings) and related tax benefits were as follows:

	12 Weeks Ended		40 Weeks Ended
	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005
Stock option expense	$4	$—	$21	$—
Income tax benefits	(2)	—	(8)	—

	$2	$—	$13	$—

The Company realized excess tax benefits of $4 related to tax deductions in excess of compensation expense recognized in the Condensed Consolidated Statement of Earnings from the exercise of stock options during the 40 weeks ended December 2, 2006. This amount is included in net proceeds from the sale of common stock under option plans in Cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows.

Unrecognized Compensation Expense

Stock Options

As of December 2, 2006 there was $29 of unrecognized compensation expense related to nonvested options granted under the Company’s stock-based compensation plans. The expense related to these nonvested awards is expected to be charged to expense over a weighted-average remaining vesting period of approximately 2 years.

Option shares available for grant were 17 and 10 at December 2, 2006 and February 25, 2006, respectively. As of December 2, 2006, the Company has reserved 43 shares, in aggregate, for the plans.

Other Stock-Based Awards

As of December 2, 2006, limited stock appreciation rights have been granted and are outstanding under the 1989 Stock Appreciation Rights Plan and the 1993 Stock Plan. Such rights relate to options granted under which holders may purchase 0.2 shares of common stock and are exercisable only upon a change in control.

The Company incurs expenses under long-term incentive and restricted stock plans at the discretion of the Board of Directors. Compensation expense under these plans was $3 and $8 for the 12 weeks and 40 weeks ended December 2, 2006, respectively. Compensation under these plans was $3 and $7 for the 12 weeks and 40 weeks ended December 3, 2005, respectively. As of December 2, 2006 there was $31 of unrecognized compensation expense related to nonvested awards granted under the Company’s long-term incentive and restricted stock plans. These awards are expected to be charged to expense over a weighted-average vesting period of approximately 3 years.

Pro Forma Compensation Expense

Had compensation expense for the 12 and 40 weeks ended December 3, 2005 been determined based on the fair value at the grant dates of stock-based awards, consistent with SFAS No. 123(R), net income, basic earnings per share, and diluted earnings per share would have been as follows:

	Third Quarter (12 weeks) Ended December 3, 2005	Year-to-Date (40 weeks) Ended December 3, 2005
Net earnings, as reported	$75	$200
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	2	5
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5)	(19)

Pro forma net earnings	72	186
Add: interest on dilutive convertible debentures, net of related tax effect	2	6

Pro forma net earnings for diluted earnings per share	$74	$192

Earnings per share—basic:
As reported	$0.55	$1.47
Pro forma	0.53	1.38
Earnings per share—diluted:
As reported	0.53	1.41
Pro forma	0.51	1.33

NOTE 10 – TREASURY STOCK PURCHASE PROGRAM

In July 2006, the Board of Directors authorized a stock repurchase program under which the Company is authorized to purchase up to the number of shares of common stock issued by the Company upon the exercise of employee stock options by the former employees of Albertsons who became employees of the Company. The term of this program is from June 2, 2006 to June 1, 2007, and shall not exceed 10 shares. During the 12 weeks and 40 weeks ending December 2, 2006, the Company purchased 3 and 8 shares under the program at an average cost of $30.82 and $29.26 per share, respectively. This authorization is in addition to the Company’s existing 5 share repurchase program under which 4 shares remain available for purchase as of December 2, 2006.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at December 2, 2006. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to eighteen years, with a weighted average remaining term of approximately twelve years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At December 2, 2006, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $224 and represented approximately $146 on a discounted basis. No amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008, may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. At December 2, 2006, the estimated market value of the property underlying this lease approximately equaled the purchase option.

The Company had $411 of outstanding letters of credit as of December 2, 2006, of which $344 were issued under the credit facility and $67 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

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

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters of the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Accruals for certain pre-acquisition legal contingencies were established through purchase accounting. Certain changes to accruals related to pre-acquisition legal contingencies may be adjusted through purchase accounting for up to one year from the date of Acquisition.

In September 2000 an agreement was reached and court approval granted to settle ten purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The claims administrator has assigned values to claims. The value of these claims can be challenged by either party. The parties have agreed to resolve all outstanding claims subject to final approval by the Court, which held a hearing on December 29, 2006 and indicated that preliminary approval would be given to the settlement agreement. Notice will be sent to all class members prior to hearing for final approval which may occur as early as April 2007. Management believes that the settlement will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000 a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores paid terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004 the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for Summary Judgment was denied. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On January 24, 2006 a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and the Cerberus Group (the “Transactions”). Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions and rescission of the Transactions to the extent implemented. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to the Company’s entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. On August 17, 2006, over the objection of a former shareholder who sought but was refused status as an intervenor, the Court preliminarily approved the Carmona settlement; certified a no-opt-out settlement class consisting of all former Albertsons shareholders and their successors in interest, assigns and transferees who held Albertsons shares at any time between September 2, 2005 through June 2, 2006 excluding the Defendants and their immediate families; appointed Christopher Carmona as the representative for the settlement class; set a schedule for final approval of the settlement; and approved notices to be published and sent to the former shareholders advising them of the schedule and an opportunity to object to the settlement. On December 13, 2006, the Court held a hearing for final approval of the settlement. After hearing argument from counsel and testimony on behalf of a shareholder, the Court took the matter under advisement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Insurance Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of December 2, 2006, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of the pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.

The Company also makes payments to multi-employer health and welfare plans in amounts representing mandatory contributions which are based on reserve requirements set forth in the related collective bargaining agreements. Some of the collective bargaining agreements up for renewal in the next several years contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s selling and administrative expenses could increase, possibly significantly, in the future.

NOTE 12 – SEGMENT INFORMATION

Refer to page 5 for the Company’s segment information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

OVERVIEW

On June 2, 2006 (the “Acquisition Date”), we acquired the premier retail operations of Albertson’s, Inc. (“Albertsons”), adding approximately 1,125 stores to our retail footprint (the “Acquisition”). The Acquisition was a unique strategic opportunity to acquire those assets of Albertsons that we viewed as the most attractive and profitable. The acquired stores give us a strong market presence in many key urban markets with little overlap with our legacy business.

In connection with the Acquisition, we issued approximately 68.5 shares of common stock. We also assumed $6,119 of debt and issued $1,970 of new debt.

As a result of the Acquisition, we are expected to have revenues of approximately $37,000 for the 2007 fiscal year. The Company now has approximately 200,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 120 fuel centers. The Acquisition has significantly changed the mix of the Company’s segment revenues and operating results going forward.

As described in Note 1 – The Company and Significant Accounting Policies, the Company’s Condensed Statement of Earnings for the third quarter of fiscal 2007 reflects 13 weeks of the Acquired Operations and 12 weeks of the legacy-SUPERVALU business. The Company’s Condensed Consolidated Statement of Earnings for year-to-date fiscal 2007 reflects 26 weeks of Acquired Operations and 40 weeks of the legacy-SUPERVALU business. See Note 1 – The Company and Significant Accounting Policies for the definition of Acquired Operations and Note 2 – Business Acquisition for disclosure of assets acquired and liabilities assumed in connection with the Acquisition. The Company’s consolidated balance sheet was significantly impacted by the Acquisition. Consolidated net assets reflect an increase of approximately $2,600 from the fiscal 2006 year-end. The increase in net assets is primarily due to business combination activity. See Note 2 – Business Acquisition for more information on the impact of the Acquisition on the Condensed Consolidated Balance Sheet.

The sale of the Standalone Drug Business to CVS and the sale of the Non-Core Business to an investment group led by Cerberus Capital Management, LP (the “Cerberus Group”) generated $4,911 in cash that was combined with the Company’s relative portion of the purchase price of approximately $11,300 in cash and equity to complete the Albertsons acquisition. See Note 2 – Business Acquisition for the definitions of Standalone Drug Business and Non-Core Business. The purchase price does not include approximately $1,100 to settle the obligations related to the mandatory convertible securities on or before May 2007 (see Note 8 – Debt).

Identical store retail sales growth, including store expansions and excluding fuel, for the third quarter of fiscal 2007 compared to last year, for stores in existence prior to the Acquisition combined with stores assumed in the Acquisition, increased 0.6 percent. Identical store retail sales growth, including store expansions and excluding fuel, for fiscal 2007 year-to-date compared to fiscal 2006 third quarter year-to-date, for stores in existence prior to the Acquisition and assumed in the Acquisition, was flat.

RESULTS OF OPERATIONS

In the third quarter of fiscal 2007, net sales increased to $10,657 from $4,695 in the prior year. Net earnings for the third quarter of fiscal 2007 were $113, basic earnings per share were $0.55 and diluted earnings per share were $0.54 compared with net earnings of $75, basic earnings per share of $0.55 and diluted earnings per share of $0.53 last year. Results for the third quarter of fiscal 2007 include Acquisition-related costs of $10 after-tax and incremental stock-based compensation expense related to the Company’s adoption of SFAS No. 123(R) of $2 after-tax resulting in diluted earnings per share impacts of $0.05 and $0.01, respectively.

Year-to-date for fiscal 2007, net sales increased to $27,106 from $15,223 in the prior year. Net earnings for fiscal 2007 were $332 year-to-date, basic earnings per share were $1.81 year-to-date and diluted earnings per share were $1.75 year-to-date compared with net earnings of $200, basic earnings per share of $1.47 and diluted earnings per share of $1.41 last year. Results for fiscal 2007 year-to-date include Acquisition-related costs (defined as one-time transaction costs which primarily include retention bonuses and consultant fees) of $29 after-tax and incremental stock-based compensation expense related to the Company’s adoption of SFAS No. 123(R) of $13 after-tax resulting in diluted earnings per share impacts of $0.15 and $0.07, respectively. Total fiscal 2007 stock-based compensation expense related to stock options is expected to be approximately $15, after-tax.

THIRD QUARTER RESULTS

Net Sales

Net sales for the third quarter of fiscal 2007 were $10,657 compared with $4,695 last year. Retail food and drug sales were approximately 79 percent of net sales and supply chain services were approximately 21 percent of net sales for the third quarter of fiscal 2007, compared with approximately 53 percent and approximately 47 percent, respectively, last year.

Retail food sales for the third quarter of fiscal 2007 were $8,412 compared with $2,476 last year. The increase was due to the Acquisition. Identical store retail sales growth defined as stores operating for four full quarters, including store expansions and excluding fuel, for the third quarter of fiscal 2007 compared to last year, for stores in existence prior to the Acquisition, was negative 1.3 percent.

Total retail square footage, including acquired stores and licensed stores and excluding the divested stores of Cub Foods Chicago and Shop ‘n Save Pittsburgh from the prior year, increased to approximately 86 million square feet, an increase of approximately 186 percent from prior year’s third quarter.

Supply chain services sales for the third quarter of fiscal 2007 were $2,245 compared with $2,219, an increase of 1.2 percent over last year. The increase in sales is primarily due to new business from the traditional food distribution business of 7 percent, partially offset by customer attrition of 5 percent and transition of temporary business of 1 percent.

Gross Profit

Gross profit, as a percent of Net sales, was 22.9 percent for the third quarter of fiscal 2007 compared with 14.4 percent last year. The increase in Gross profit as a percent of Net sales primarily reflects the increase in Net sales for Retail food to approximately 79 percent of total Net sales compared to approximately 53 percent for last year as a result of the Net Acquisition. Retail food has a higher Gross profit percentage than supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.4 percent for the third quarter of fiscal 2007 compared with 11.3 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, primarily reflects the higher percentage of retail food Net sales as a percentage of total Net sales as a result of the Acquisition. In addition, Selling and administrative expenses for the third quarter of fiscal 2007 included Acquisition-related costs of $16.

Operating Earnings

Operating earnings for the third quarter of fiscal 2007 increased to $367 compared with $142 last year, primarily reflecting the results from the Acquisition. Operating earnings for the third quarter of fiscal 2007 were impacted by $16 of Acquisition-related costs and $4 of incremental stock option expense associated with the Company’s adoption of SFAS No. 123(R). Retail food Operating earnings for the third quarter of fiscal 2007 were $327, or 3.9 percent of Net sales, compared with $104 or 4.2 percent of Net sales last year. The decrease in Retail food Operating earnings as a percent of sales is primarily due to the new blend of retail operations which is driven by the Acquired Operations consistent with its historical operating margins. Supply chain services Operating earnings for the third quarter of fiscal 2007 increased 30 percent to $70 or 3.1 percent of Net sales from last year’s Operating earnings of $54 or 2.4 percent of Net sales. The increase as a percent of Net sales primarily reflects contract cancellation fees from exited supply arrangements and improved sales leverage.

Net Interest Expense

Net interest expense was $183 in the third quarter of fiscal 2007 compared with $23 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Taxes

The effective tax rate was 38.6 percent and 37.0 percent in the third quarters of fiscal 2007 and fiscal 2006, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2007 as a result of the Acquisition.

Net Earnings

Net earnings were $113, or $0.55 per basic share and $0.54 per diluted share, in the third quarter of fiscal 2007 compared with Net earnings of $75, or $0.55 per basic share and $0.53 per diluted share last year.

Weighted average basic shares increased to 207 in the third quarter of fiscal 2007 compared with 136 shares last year and weighted average diluted shares increased to 209 in the third quarter of fiscal 2007 compared with 146 shares last year. The increase is primarily due to the shares issued for the Acquisition on June 2, 2006.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2007 year-to-date were $27,106 compared with $15,223 last year. Retail food sales were approximately 73 percent of Net sales and Supply chain services were approximately 27 percent of Net sales for fiscal 2007 year-to-date, compared with approximately 53 percent and approximately 47 percent, respectively, last year.

Retail food sales for fiscal 2007 year-to-date were $19,863 compared with $8,107 last year. The increase was due to the Acquisition. Identical store retail sales growth, including store expansions and excluding fuel, for fiscal 2007 year-to-date, for stores in existence prior to the Acquisition, was negative 1.6 percent.

Supply chain services Net sales for fiscal 2007 year-to-date were $7,243, an increase of 1.8 percent over last year. This increase is primarily due to new business from the traditional food distribution business and temporary business, including Cub Foods stores in Chicago, of 6 percent and 1 percent, respectively, partially offset by customer attrition of 4 percent.

Gross Profit

Gross profit, as a percent of Net sales, was 21.1 percent for fiscal 2007 year-to-date compared with 14.5 percent last year. The increase in gross profit as a percent of Net sales reflects the increase in Net sales for Retail food to approximately 73 percent of total Net sales compared to approximately 53 percent for last year as a result of the Acquisition. Retail food has a higher gross profit percentage than Supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 17.7 percent for fiscal 2007 year-to-date compared with 11.8 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, primarily reflects the higher percentage of Retail food Net sales as a percentage of total Net sales as a result of the Acquisition. In addition, fiscal 2007 included Acquisition-related costs of $46 and $21 of incremental stock option expense associated with the Company’s adoption of SFAS No. 123(R). Fiscal 2006 included charges of $57 related to the plan to sell 20 Pittsburgh Shop ‘n Save stores.

Operating Earnings

Operating earnings for fiscal 2007 year-to-date were $926 compared with $402 last year, primarily reflecting the results from the Acquisition. Operating earnings for fiscal 2007 year-to-date were impacted by $46 of Acquisition-related costs and $21 of incremental stock option expense associated with the Company’s adoption of SFAS No. 123(R). Retail food operating earnings for fiscal 2007 year-to-date were $816, or 4.1 percent of Net sales, compared with last year’s operating earnings of $271, or 3.3 percent of Net sales. The increase in Retail food Operating earnings, as a percent of Net sales, is due to the results from the Acquisition and last year’s $57 of charges related to the plan to sell 20 Pittsburgh Shop ‘n Save stores and losses from Hurricane Katrina. Supply chain services Operating earnings for fiscal 2007 year-to-date increased 16.8 percent to $202 from last year’s Operating earnings of $173, or 2.8 percent of Net sales, compared with last years 2.4 percent of Net sales. The increase as a percent of Net sales primarily reflects contract cancellation fees from exited supply arrangements and improved sales leverage.

Net Interest Expense

Net interest expense was $385 in fiscal 2007 year-to-date compared with $84 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Taxes

The effective tax rate was 38.6 percent and 37.0 percent in fiscal 2007 year-to-date and fiscal 2006 year-to-date, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2007 as a result of the Acquisition.

Net Earnings

Net earnings were $332, or $1.81 per basic share and $1.75 per diluted share for fiscal 2007 year-to-date compared with Net earnings of $200, or $1.47 per basic share and $1.41 per diluted share last year. Results for fiscal 2007 year-to-date include Acquisition-related costs of $29 after-tax and incremental stock-based compensation expense related to the Company’s adoption of SFAS No. 123(R) of $13 after-tax resulting in diluted earnings per share impacts of $0.15 and $0.07, respectively. Results for fiscal 2006 year-to-date included charges of $0.25 per diluted share related to the plan to sell 20 Pittsburgh Shop ‘n Save stores and $0.02 per diluted share related to Hurricane Katrina.

Weighted average basic shares increased to 184 for fiscal 2007 year-to-date compared with 136 shares last year. Weighted average diluted shares increased to 191 for fiscal 2007 year-to-date compared with 146 shares last year. The increase is primarily due to the shares issued for the Acquisition on June 2, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $338 for fiscal 2007 year-to-date compared with $479 last year. The decrease was primarily due to changes in assets and liabilities, excluding the net assets of acquired operations as of June 2, 2006. These changes were primarily due to the decrease in payables, including the net cash book overdraft, resulting from the disposition of the Non-Core and Standalone Drug Businesses together with the impact of the seasonal inventory build.

Net cash used in investing activities was $2,714 for fiscal 2007 year-to-date compared to $205 last year. Fiscal 2007 year-to-date investing activities primarily relate to the net assets acquired in the Acquisition and capital spending to fund retail store expansion and store remodeling. Fiscal 2006 year-to-date investing activities primarily reflect capital spending to fund retail store expansion and store remodeling.

Net cash provided by financing activities was $1,850 for fiscal 2007 year-to-date compared with net cash used of $152 last year. Fiscal 2007 year-to-date financing activities relate primarily to the debt obtained to facilitate the Acquisition, and senior notes issued in October, 2006 partially offset by repayment of long-term debt and settlements of Albertsons Standalone Drug Business payables related to the sale of Albertsons. Fiscal 2006 year-to-date financing activities primarily reflect the payment of dividends of $64 and repayment of long-term debt of $56. During the 12 weeks and 40 weeks ending December 2, 2006, the Company purchased 3 and 8 shares, respectively, under its stock repurchase program at an average cost of $30.82 and $29.26 per share, respectively.

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

On October 31, 2006, the Company issued $500 in senior notes. The notes bear interest at a rate of 7.50 percent and are due 2014. The notes are senior obligations and rank equally with all of the Company’s other senior unsecured indebtedness.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year Revolving Credit Facility, a $750 five-year Term Loan A, and a $1,250 six-year Term Loan B. Rates on the facilities are tied to LIBOR plus 0.50 percent to 2.00 percent with facility fees ranging from 0.10 percent to 0.50 percent, both based on the Company’s credit ratings. The rates in effect on December 2, 2006, based on the Company’s current credit ratings, are 0.40 percent for the facility fee, LIBOR plus 1.50 percent for the Revolving Credit Facility and Term Loan A, and LIBOR plus 1.75 percent for the Term Loan B.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 for each of the fiscal quarters ending up through December 30, 2006, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 31, 2009. The debt leverage ratio shall not exceed 4.50 to 1 for each of the fiscal quarters ending up through December 30, 2007, and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 31, 2009. As of December 2, 2006, the Company is in compliance with the covenants of the senior secured credit facilities.

In conjunction with the $4,000 senior secured credit facilities, the Company terminated its previous five year unsecured $750 revolving credit agreement dated February 2005. Also terminated were the previous Albertsons credit facilities: $400 dated June 2005, $900 dated June 2004, and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility. For a discussion of the Company’s continuing obligations under its mandatory convertible securities following the Acquisition, see Note 8 – Debt.

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

As of December 2, 2006, there were $780 of outstanding borrowings under the Revolving Credit Facility, the Term Loan A had a remaining principal balance of $731 (of which $84 was classified as current) and the Term Loan B had a remaining principal balance of $1,244 (of which $13 was classified as current). Letters of credit outstanding under the Revolving Credit Facility were $344 and the unused available credit under the Revolving Credit Facility was $876. The Company also had $67 of outstanding letters of credit issued under separate agreements with financial institutions.

In November 2006, the Company executed a 364-day accounts receivable securitization program, under which the Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on December 2, 2006, based on the Company’s current credit ratings, is 0.20 percent. As of December 2, 2006, there was $160 of outstanding borrowings under this program. As of December 2, 2006 there was $230 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s December 2, 2006 Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the December 2, 2006 Condensed Consolidated Balance Sheet.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. On October 2, 2006, the Company purchased $213 of these debentures when over 80 percent of the holders put their debentures to the Company for cash. Holders of the debentures may require the Company to purchase all or a portion of the remaining $52 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 1.5 shares, should all remaining debentures be converted. As of December 2, 2006, no holders have elected conversion of the debentures. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Due to the holders’ ability to convert the debentures to common stock, the Company’s previous announcement of its intent to use cash to settle the debentures in cash and the Company’s ability to call the debentures for cash at any time, the debentures are classified as current debt.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options that would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $209 of 7.5 percent debentures due May 2037 contain put options that would require the Company to repay the notes in May 2009 if the holders of the notes so elect by giving the Company 60-days notice.

In conjunction with the Acquisition, the Company assumed $6,119 of existing New Albertsons, Inc. (“New Albertsons”) debt. This debt consisted primarily of publicly issued notes and debentures including mandatory convertible securities (“Corporate Units”), medium term notes, and capital lease obligations. On October 23, 2006, the Company commenced an offer to purchase any and all of the outstanding Corporate Units at a purchase price in cash of $25.22 per Corporate Unit (the “Tender Offer”). The Tender Offer expired on November 20, 2006. As a result of the Tender Offer, 34,783,232 Corporate Units, or approximately 75.7 percent of the 45,970,800 issued and outstanding Corporate Units, were validly tendered and were accepted for purchase. The Company paid an aggregate of approximately $877 in cash to tendering holders in the Tender Offer. The Company recognized a gain on extinguishment of less than $1 in the 12 weeks ended December 2, 2006. The balance of the Corporate Units recorded as debt in the Condensed Consolidated Balance Sheet at December 2, 2006 was $278. Subsequent to the repurchase of these Corporate Units, under the terms of the purchase contracts, the Company would be required to issue a minimum of 1.8 shares and a maximum of 2.2 shares of its common stock for the remaining Corporate Units. If the purchase contracts had been settled at December 2, 2006, the Company would have received approximately $65 of net cash and would have issued approximately 1.9 shares of its common stock.

The Company is party to a synthetic leasing program for a major warehouse. The lease expires in April 2008 and may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60.

Capital spending during the third quarter of fiscal 2007 was $306, including $12 in capital leases. Capital spending for year-to-date fiscal 2007 was $659, including $42 of capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2007 is projected to be approximately $950, including capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at December 2, 2006. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to eighteen years, with a weighted average remaining term of approximately twelve years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At December 2, 2006, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $224 and represented approximately $146 on a discounted basis. No amount has been recorded in the accompanying condensed consolidated balance sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008, may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. At December 2, 2006, the estimated market value of the property underlying this lease approximately equaled the purchase option.

The Company had $411 of outstanding letters of credit as of December 2, 2006, of which $344 were issued under the credit facility and $67 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company, and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any current matter that it expects to result in a material liability.

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 11 – Commitments, Contingencies and Off-Balance Sheet Arrangements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Insurance Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of December 2, 2006, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of the pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.

The Company also makes payments to multi-employer health and welfare plans in amounts representing mandatory contributions which are based on reserve requirements set forth in the related collective bargaining agreements. Some of the collective bargaining agreements up for renewal in the next several years contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s Selling and administrative expenses could increase, possibly significantly, in the future.

The following table represents the Company’s significant contractual obligations and off-balance sheet arrangements at December 2, 2006.

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Fiscal 2007 (remainder)	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter
Contractual obligations & off-balance sheet arrangements:
Debt (1)	$8,517	$24	$494	$2,316	$5,683
Operating leases (2)	4,002	96	783	621	2,502
Interest on long-term debt (3)	6,593	155	1,224	1,065	4,149
Capital and direct financing leases (4)	1,178	53	160	154	811
Benefit obligations	1,014	209	150	133	522
Construction commitments	214	76	138	—	—
Retailer loan and lease guarantees	224	8	56	38	122
Deferred income taxes	1,002	75	216	258	453
Purchase option on synthetic lease	60	—	60	—	—
Purchase obligations (5)	2,453	428	1,583	442	—
Self-insurance obligations	893	86	421	194	192
Other long-term liabilities	27	1	3	3	20

	$26,177	$1,211	$5,288	$5,224	$14,454

(1)	The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $48 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $209 mature in May 2037 and have put options exercisable in May 2009. Convertible debentures in the amount of $52 mature in 2031 and the holders have the ability to convert the debentures into shares of the Company’s common stock and the Company has announced its intent to use cash to settle the debentures. For the purpose of the table above, payments of these obligations are assumed to occur at scheduled maturity.
(2)	Represents the minimum rents payable under operating leases, offset by expected sublease income.
(3)	The interest on long-term debt reflects the Company’s zero-coupon debentures accreted interest for fiscal 2007 through fiscal 2032 for debentures not put back to the Company on October 1, 2006 (see Note 8 – Debt), should the debentures remain outstanding to maturity. Amounts also include contractual interest payments applicable to the Company’s debt instruments as well as accreted interest related to the fair value adjustments recognized through purchase accounting.
(4)	Excludes expected sublease income of $110.
(5)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of December 2, 2006, future purchase obligations existed that primarily related to supply contracts, technology and advertising. In the ordinary course of business, the company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment or a fixed expiration date, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 9—Stock-Based Compensation.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2007, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 24, 2007. The Company is in the process of evaluating the impact of adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Securities and Exchange Commission staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 24, 2007, with early application encouraged. The Company is in the process of evaluating the impact of adoption of SAB 108.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part II, Item 1A of this Form 10-Q under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business.

•	The availability of favorable credit and trade terms

•	Softness in national and local economies

•	Changes in interest rates

Competitive Practices

•	Competition from other food and/or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	The impact of consolidation in the retail food and drug and supply chain services industries

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

Security and Food and Drug Safety

•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, or other criminal activity directed at the food and drug industry, the transportation industry, or computer or communications systems

•	Other events that give rise to actual or potential food contamination, drug contamination or food-borne illness

Labor Relations and Employee Benefit Costs

•	Potential work disruptions resulting from labor disputes

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

•	The ability to hire, train or retain employees

Expansion and Acquisitions

•	Our ability to successfully combine our operations with the Acquired Operations, to achieve expected synergies and to minimize the diversion of management’s attention and resources

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms, and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired businesses

Liquidity

•	Additional funding requirements to meet anticipated debt payment and capital needs

•	The impact of acquisitions, including our recent acquisition of the Acquired Operations, on our level of indebtedness, debt ratings, costs and future financial flexibility

Legal and Administrative Proceedings, Regulatory and Accounting Matters

•	Unfavorable outcomes in litigation, governmental or administrative proceedings, or other disputes

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in accounting standards that impact our financial statements

Operating Conditions

•	Changes in our business plans, operations, results and prospects

•	Potential delays in the development, construction or start-up of planned projects

•	Difficulties in developing, maintaining or upgrading information technology systems

•	The outcome of negotiations with partners, governments, suppliers, unions, or customers

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, its customers or suppliers

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 2, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters of the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated financial position. Accruals for pre-acquisition legal contingencies were established through purchase accounting. Certain changes to accruals related to pre-acquisition legal contingencies may be adjusted through purchase accounting for up to one year from the date of Acquisition.

As previously discussed in the Quarterly Reports on Form 10-Q of the Company for the 12 weeks ended September 9, 2006 and the 16 weeks ended June 17, 2006, in September 2000 an agreement was reached and court approval granted to settle ten purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The claims administrator has assigned values to claims. The value of these claims can be challenged by either party. The parties have agreed to resolve all outstanding claims subject to final approval by the Court, which held a hearing on December 29, 2006 and indicated that preliminary approval would be given to the settlement agreement. Notice will be sent to all class members prior to hearing for final approval which may occur as early as April 2007. Management believes that the settlement will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004 the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for Summary Judgment was denied. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As previously discussed in the Quarterly Reports on Form 10-Q of the Company for the 12 weeks ended September 9, 2006 and the 16 weeks ended June 17, 2006, on January 24, 2006 a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and the Cerberus Group (the “Transactions”). Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions and rescission of the Transactions to the extent implemented. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to the Company’s entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. On August 17, 2006, over the objection of a former shareholder who sought but was refused status as an intervenor, the Court preliminarily approved the Carmona settlement; certified a no-opt-out settlement class consisting of all former Albertsons shareholders and their successors in interest, assigns and transferees who held Albertsons shares at any time between September 2, 2005 through June 2, 2006 excluding the Defendants and their immediate families; appointed Christopher Carmona as the representative for the settlement class; set a schedule for final approval of the settlement; and approved notices to be published and sent to the former shareholders advising them of the schedule and an opportunity to object to the settlement. On December 13, 2006, the Court held a hearing for final approval of the settlement. After hearing argument from counsel and testimony on behalf of a shareholder, the Court took the matter under advisement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The operation of our businesses may be affected by a number of factors, such as: (i) changes in business plans, operations, results and prospects, (ii) potential delays in the development, construction or start-up of planned projects, (iii) labor relations, (iv) changes in operating conditions and costs, including fuel price increases, (v) the level of capital resources required for future acquisitions ,operations or debt reduction (vi) difficulties in developing, maintaining or upgrading information technology systems as needed, and (vii) the outcome of negotiations with partners, governments, suppliers, unions, customers or others, any one or more of which can affect our operating costs, plans for the opening or remodeling of stores, acquisitions and other aspects of our businesses.

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

On June 2, 2006, we acquired New Albertson’s, Inc. (the “Acquisition’) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertsons’ banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain region offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah.

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

The obligation to provide transition support services to the purchasers of the non-core supermarket operations of Albertsons could adversely affect our financial performance.

In connection with the Business Combination, we entered into a Transition Services Agreement (“TSA”) with the purchaser of the non-core supermarket business of Albertson’s, Inc. That agreement is structured to provide us payments from the purchaser to cover the historical costs of providing support services to the operations. There is no assurance that the payments will be sufficient to cover our costs of providing the services or that we will be able to reduce our costs as fast as those payments may decrease during the terms of the TSA. Our management may have its attention diverted while trying to provide the services required by the TSA and the TSA may otherwise limit our ability to achieve the synergies and other cost savings anticipated in the Business Combination. Disputes in connection with the TSA could lead to reductions in the payments due to us under the agreement or unanticipated costs that could adversely affect our financial performance.

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

Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. We contribute to various multi-employer healthcare and pension plans covering certain union-represented employees in both our retail and distribution operations. A significant number of our employees are subject to collective bargaining agreements, and a majority of those employees are participants in multi-employer pension plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe that certain of these multi-employer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and other issues will continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
September 10, 2006 to October 7, 2006	2,282,321	$30.00	2,280,582	6,762,218
Second four weeks
October 8, 2006 to November 4, 2006	39,643	$33.22	—	6,762,218
Third four weeks
November 5, 2006 to December 2, 2006	681,146	$33.96	594,200	6,168,018

Totals	3,003,110	$30.94	2,874,782	6,168,018

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2007 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 128,328 shares of previously issued common stock in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises as well as the vesting of restricted stock granted under such plans.
(3)	On June 26, 2006, the Company announced a treasury stock purchase program authorized by the Board of Directors to repurchase up to 10,000,000 additional shares of the Company’s common stock upon the exercise of employee stock options by former employees of Albertsons. The term of the program is from June 2, 2006 to June 1, 2007. This is in addition to the 5,000,000 share repurchase program authorized on May 26, 2004 for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company’s stock. As of December 2, 2006, 2,474,718 shares remain available for repurchase under the 10,000,000 share repurchase program and 3,693,300 shares remain available for repurchase under the 5,000,000 share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On January 11, 2007, the Company entered into amended Change of Control Severance Agreements (the “Amended Agreements”) with each of the following executive officers of the Company: Jeffrey Noddle, Chairman and Chief Executive Officer; Michael L. Jackson, President and Chief Operating Officer; David L. Boehnen, Executive Vice President; John H. Hooley, Executive Vice President, Retail East; and Pamela K. Knous, Executive Vice President, Chief Financial Officer (collectively, the “Named Executive Officers”). The Amended Agreements replace the Change of Control Severance Agreements previously entered into with each of the Named Executive Officers, the form of which was filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 27, 1999 (the “Existing Agreements”), which were described under the heading “Change-of-Control Agreements” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed May 30, 2006.

In general, the Existing Agreements entitled the Named Executive Officers to receive a lump-sum cash payment if the Named Executive Officer’s employment is terminated by the Company (other than for cause or disability, as defined in the agreements) or by the Named Executive Officer for “good reason” within two years after or in anticipation of a change-of-control (as defined in the agreements). In addition, Mr. Noddle is entitled to receive this payment if he terminates his employment for any reason during the seven months following a change in control. The lump-sum cash payment is equal to a multiple of three times the Named Executive Officer’s annual base salary, annual bonus (calculated in accordance with the agreements) and the value of the Named Executive Officer’s annual perquisites. Each Named Executive Officer would also receive a lump-sum retirement benefit equal to the present value of the additional qualified pension plan benefits the Named Executive Officer would have accrued under the plan absent the early termination. Generally, the Named Executive Officer would also be entitled to continued family medical, dental and life insurance coverage until the earlier of 36 months after termination or the commencement of comparable coverage with a subsequent employer. Each agreement includes a covenant not to compete with the Company. Due to the possible imposition of excise taxes on the payments, the agreements also provide that the severance benefits payable to a Named Executive Officer will be increased by an amount equal to the excise tax imposed on such payments.

The Amended Agreements contain substantially the same terms as the Existing Agreements, but were amended to comply with certain provisions of the amendments to Section 409A of the Internal Revenue Code of 1986, as amended. The foregoing description of the terms and conditions of the Amended Agreements is qualified in its entirety by reference to the Form of Amended Agreement, a copy of which is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:

10.1	Restricted Stock Unit Award Agreement, executed October 12, 2006, between SUPERVALU INC. and Jeffrey Noddle (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on October 13, 2006).*

10.2	Form of Change of Control Severance Agreements entered into with certain executives of the Company, as amended.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates managements contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 11, 2007	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit

Exhibits filed with this Form 10-Q:

10.1	Restricted Stock Unit Award Agreement, executed October 12, 2006, between SUPERVALU INC. and Jeffrey Noddle (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K of SUPERVALU INC. filed with the SEC on October 13, 2006).*

10.2	Form of Change of Control Severance Agreements entered into with certain executives of the Company, as amended.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates managements contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.