Form 10-K
period 2007-02-24
SUPERVALU INC
filed 2007-04-25
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 24, 2007

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

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting stock held by non-affiliates of the registrant as of September 9, 2006 was approximately $6,103,035,102 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange on September 8, 2006).

As of April 20, 2007, there were 210,100,317 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

SUPERVALU INC.

Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

General Developments

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three retail food store formats: combination stores (defined as food and drug), food stores and limited assortment food stores. SUPERVALU operates these stores under the following banners: Albertsons, Save-A-Lot, Shaw’s Supermarkets, Jewel-Osco, Acme Markets, Shoppers Food & Pharmacy, Cub Foods, Farm Fresh, Lucky, Shop ’n Save, Scott’s, Star Markets, Bristol Farms, bigg’s, Hornbacher’s and Sunflower Market. As of the close of the fiscal year, the Company conducted its retail operations through 2,478 stores, including 858 licensed limited assortment stores. Store counts are adjusted throughout for the planned sale of 18 Scott’s stores and the sale or closure of 10 Jewel-Osco stores in the Milwaukee area. SUPERVALU also provides supply chain services, including food distribution and related logistics support services primarily across the United States retail grocery channel. As of the close of the fiscal year, the Company served as the primary grocery supplier to approximately 2,200 stores, in addition to its own regional banner store network, as well as serving as secondary grocery supplier to approximately 400 stores.

All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per share data and where otherwise noted.

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Market, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah (the “Acquisition”). The Acquisition greatly increased the size of the Company. Fiscal 2007 Net sales increased to $37,406 from $19,864 in fiscal 2006. The Acquisition also greatly increased the relative size of the Company’s Retail food segment compared to its Supply chain services segment. In fiscal 2007, our Retail food segment represented 74.9 percent of the Company’s Net sales and 90.3 percent of the Company’s Operating earnings, compared to 53.5 percent and 61.8 percent, respectively, in fiscal 2006.

SUPERVALU is focused on retail growth through targeted new store development, remodel activities, licensee growth and acquisitions. During fiscal 2007, the Company acquired 1,117 stores through the Acquisition, added 73 new stores through new store development and closed 75 stores, 47 of which were acquired through the Acquisition. The Company’s plans also include leveraging its distribution operations by providing logistics and service solutions to its independent retail customers through an increasingly efficient supply chain.

The Company makes available free of charge at its internet website (www.supervalu.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K. The Company will also provide its SEC filings free of charge upon written request to Investor Relations, SUPERVALU INC., P.O. Box 990, Minneapolis, MN 55440.

SUPERVALU INC., a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870’s. The Company’s principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). Unless the discussion in this Annual Report on Form 10-K indicates otherwise, all references to the “Company” or “SUPERVALU” relate to SUPERVALU INC. and its majority-owned subsidiaries.

Additional description of the Company’s business is found in Part II, Item 7 of this Annual Report on Form 10-K.

Financial Information About Reportable Segments

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. Retail food operations include three Retail food store formats: combination stores, food stores and limited assortment food stores. The Retail food operations include results of food stores owned and results of sales to limited assortment food stores licensed by the Company. Supply chain services operations include results of sales to affiliated food stores, mass merchants and other customers, and logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements. The financial information concerning the Company’s operations by reportable segment for the fiscal years ended February 24, 2007, February 25, 2006 and February 26, 2005 is contained on page F-6.

Retail Food

Overview.    At February 24, 2007, the Company conducted its Retail food operations through a total of 2,478 retail stores, including 858 licensed Save-A-Lot stores. The Company’s principal Retail food formats include combination stores, food stores and limited assortment food stores. Its branded positions enable the Company to operate in a variety of markets under widely differing competitive circumstances. The Company’s combination and food stores are supplied by 11 dedicated distribution centers and 11 distribution centers that are part of the Supply chain services segment supplying both Company-owned and third party retail stores. The Company holds the number one or number two market position in many large and growing markets.

Combination Stores.    The combination stores combine a grocery and a drug store under one roof. Most of these stores include a complete grocery offering, prescription drugs and expanded sections of cosmetics and general merchandise, in addition to specialty departments such as service seafood and meat, bakery, service delicatessen, liquor, floral and in-store banks. These product and service offerings allow easy, one-stop shopping. As of February 24, 2007, the Company operated 876 combination stores under the Albertsons, Sav-On, Jewel-Osco, Shaw’s Supermarkets, Acme Markets, Cub Foods, Shoppers Food & Pharmacy, Farm Fresh, Shop ’n Save, bigg’s and Star Market banners. Typical combination stores carry about 50,000 items and average approximately 60,000 square feet.

Food Stores.    The food stores focus their product and service offerings primarily on food departments and generally include many of the same product and service offerings as combination stores, but on a more limited basis and without a pharmacy. As of February 24, 2007, the Company operated 412 food stores under the Albertsons, Shaw’s Supermarkets, Acme Markets, Shoppers Food & Pharmacy, Shop ’n Save, Bristol Farms, Jewel, Star Market, Farm Fresh, Hornbacher’s, Lucky and Cub Foods banners. Typical food stores carry about 40,000 items and average approximately 40,000 square feet.

Limited Assortment Food Stores.    The Company operates 332 limited assortment stores including 328 under the Save-A-Lot banner and 4 under the Sunflower Market banner. The Company licenses 858 Save-A-Lot stores to independent operators. Save-A-Lot stores are supplied from 15 dedicated distribution centers. Save-A-Lot holds the number one market position, based on revenues, in the extreme value grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock approximately 1,400 high volume food items generally in a single size for each product sold, as well as a limited offering of general merchandise items. At a Save-A-Lot store, the majority of the food products offered for sale are custom branded products. The specifications for the Save-A-Lot custom branded product emphasize quality and characteristics that the Company believes are comparable to national brands. The Company’s attention to the packaging of

Save-A-Lot custom branded product has resulted in the Company registering a number of its custom labels. The Company opened its first Sunflower Market in fiscal 2006 to focus on the growing market for value-priced natural and organic products.

Principal Markets.    Albertsons stores operate primarily in Southern California, the Northwestern and Intermountain United States and Southern Nevada. Shaw’s Supermarkets and Star Market stores operate throughout New England and the Boston metropolitan area. Jewel-Osco operates primarily in the Chicago metropolitan area. Acme Markets operates primarily in the Philadelphia metropolitan area, including the surrounding areas in Delaware, Maryland and New Jersey. Shoppers Food & Pharmacy operates in the Washington D.C. and Baltimore markets. Cub Foods operates primarily in the Minneapolis/St. Paul markets. Farm Fresh operates primarily in the Richmond and Hampton Roads areas of Virginia. Shop ’n Save operates primarily in the St. Louis market. Bristol Farms operates primarily in Southern California. bigg’s operates in the Cincinnati market. Hornbacher’s operates in the Fargo market. Lucky operates primarily in Las Vegas and Southern California. Save-A-Lot operates primarily in the Midwest, east of the Mississippi, along the eastern seaboard from Maine to Florida, and Texas. Sunflower Market operates in Indianapolis, Chicago and Columbus, Ohio.

Supply Chain Services

Overview.    The Company provides supply chain services, including distribution and related logistics and support services to retailers for food and non-food products and is the largest public company food wholesaler in the nation. At February 24, 2007, the Company was affiliated with approximately 2,200 stores as their primary grocery supplier, in addition to the Company’s own regional banner store network, and approximately 400 additional stores as a secondary grocery supplier. The Company’s distribution customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military. Such customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. The Company also offers third party logistics solutions through its subsidiary, Total Logistics, Inc. and its Advantage Logistics operations. These operations provide customers with a suite of logistics services, including warehouse management, transportation, procurement, contract manufacturing and logistics engineering and management services.

Logistics Network.    The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network comprises 24 distribution facilities, 11 of which supply Company-owned retail stores in addition to third party retail stores.

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

Our Own Brands

Our Own Brands are produced to the Company’s specifications by many suppliers and compete in categories throughout all strategic areas of its stores including natural and organic, dairy, health and beauty, and frozen foods. Our Own Brands are organized into three distinct tiers: premium brands, including essensia™ and Wild Harvest™, offer unique, premium quality products in highly competitive categories; first tier brands, including Flavorite™, Richfood™, equaline™, HomeLife™, Albertsons™, Acme™ and Shaw’s provide shoppers quality national brand equivalent products at a competitive price; and value brands, including Shopper’s Value™ and Good Day™ offer budget conscious consumers a quality alternative to national brands at substantial savings.

Products

The Company offers a wide variety of food and non-food products, including groceries, meats, dairy products, frozen foods, deli, bakery, fresh fruits and vegetables, health and beauty aids, general merchandise, seasonal items and tobacco products. Such products include national and regional brands, the Company’s own lines of private label products and the private label products of its independent customers. The Company believes that it has adequate and alternative sources of supply for most of its purchased products.

Trademarks

The Company offers some customers the opportunity to franchise a concept or license a service mark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, SENTRY, FESTIVAL FOODS, COUNTY MARKET, SHOP ‘N SAVE, NEWMARKET, FOODLAND, JUBILEE, SUPERVALU and SUPERVALU PHARMACIES.

In connection with the Acquisition, the Company entered into a trademark license agreement with Albertson’s LLC, the purchaser of the non-core supermarket business of Albertsons, under which Albertson’s LLC may use legacy Albertsons trademarks, such as ALBERTSONS, SAV-ON and LUCKY. Under the trademark license agreement Albertson’s LLC is also allowed to enter into sublicense agreements with transferees of Albertson’s LLC stores, which allows such transferees to use many of the same legacy Albertsons trademarks.

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

Working Capital

At February 24, 2007, working capital consisted of $4,638 in current assets, calculated after adding back the LIFO reserve of $178, and $4,705 in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition

The Company’s Retail food and Supply chain services businesses are highly competitive. The Company believes that the success of its Retail food and Supply chain services businesses are dependent upon the ability of the Company’s Retail food operations, and the retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores. Principal competition comes from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e. combination food and drug stores, food stores, limited assortment food stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators. The Company believes that the principal competitive factors that face its owned stores, as well as the stores owned by retailers it supplies, include the location and image of the store; the price, quality and variety of products; and the quality and consistency of service.

The traditional distribution component of the Company’s Supply chain services business competes directly with a number of food wholesalers. The Company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees and the location of distribution facilities. The Company’s third party logistics business competes nationwide in a highly fragmented marketplace, which includes a number of large international and domestic companies, as well as many smaller, more regional competitors. The Company believes that it competes in this business on the basis of warehousing and transportation logistics expertise, cost and the ability to offer both asset and non-asset based solutions as well as to design and manage a customer’s entire supply chain.

Employees

At February 24, 2007, the Company had approximately 191,400 employees. Approximately 117,000 employees are covered by collective bargaining agreements. During fiscal 2007, 33 collective bargaining agreements covering approximately 25,500 employees were re-negotiated. During fiscal 2007, 25 collective bargaining agreements covering approximately 1,600 employees expired without their terms being re-negotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2008, 69 collective bargaining agreements covering approximately 43,200 employees will expire, including an agreement concerning approximately 23,700 employees in Southern California. With this level of negotiations, the Company will be focused on ensuring competitive cost structures in each market while meeting its employees’ needs for good wages and affordable health care. The Company believes that it has generally good relations with its employees.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 25, 2007.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With The Company Or Albertsons
Jeffrey Noddle	60	Chairman of the Board of Directors and Chief Executive Officer	2005	Director, Chief Executive Officer and President, 2001-2005
Michael L. Jackson	53	President and Chief Operating Officer	2005	Executive Vice President/President and Chief Operating Officer, Distribution Food Companies, 2001-2005
David L. Boehnen	60	Executive Vice President	1997
Janel S. Haugarth	51	Executive Vice President; President and Chief Operating Officer, Supply Chain Services	2006	Senior Vice President; President and Chief Operating Officer, Supply Chain Services, 2005-2006; President, Northern Region, 2000-2005
John H. Hooley	55	Executive Vice President; President, Retail East	2002	Executive Vice President; President, Retail Foods, 2002-2006
Pamela K. Knous	53	Executive Vice President and Chief Financial Officer	1997
Duncan C. Mac Naughton	44	Executive Vice President, Merchandising and Marketing	2006	Executive Vice President, Merchandising, Albertsons, Inc., 2003-2006 (1)
David E. Pylipow	49	Executive Vice President, Human Resources and Communications	2006	Senior Vice President, Human Resources, 2004-2006; Senior Vice President , Human Resources and Management Services, Save-A-Lot, 2000-2004
Kevin H. Tripp	52	Executive Vice President, President of Retail Midwest	2006	Executive Vice President, Drug Operations and President, Drug Store Division, Albertsons, Inc., 2002-2006 (1)
Paul L. Singer	53	Senior Vice President and Chief Information Officer	2006	(2)
Sherry M. Smith	45	Senior Vice President, Finance	2002	Senior Vice President, Finance and Treasurer, 2002-2005
Peter J. Van Helden	46	Senior Vice President; President of Retail West	2006	President and CEO, California Division, Albertsons, Inc., 2004-2006; President, Jewel Osco Division, Albertsons, Inc., 1999-2004 (1)
Adrian J. Downes	43	Group Vice President and Controller	2006	Group Vice President and Controller, Albertsons, Inc., 2004-2006; Principal Accounting Officer, Albertsons, Inc., 2005-2006 (1)(3)

(1)	As part of the acquisition of Albertsons on June 2, 2006 each of these individuals became corporate officers of the Company as of the close of the acquisition.
(2)	Previously Senior Vice President and Chief Information Officer, Target Corporation, 2000-2005.
(3)	Previously Vice President and Controller of The GAP, Inc. 2002-2004 and Senior Director of Corporate Reporting of The GAP, Inc. 2000-2002.

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

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except Duncan C. Mac Naughton, Kevin H. Tripp, Paul L. Singer, Peter J. Van Helden and Adrian J. Downes.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other SEC filings could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

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

The operation of our businesses may be affected by a number of factors, such as: (i) changes in business plans, operations, results and prospects, (ii) potential delays in the development, construction or start-up of planned projects, (iii) labor relations, (iv) changes in operating conditions and costs, including fuel price increases, (v) the level of capital resources required for future acquisitions, operations or debt reduction, (vi) difficulties in developing, maintaining or upgrading information technology systems as needed, and (vii) the outcomes of negotiations with partners, governments, suppliers, unions, customers or others, any one or more of which can affect our operating costs, plans for the opening or remodeling of stores, acquisitions and other aspects of our businesses.

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

The industries in which we compete are extremely competitive. Our Retail food business faces competition from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e. combination food and drug stores, food stores, limited assortment food stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations. The Company’s third party logistics business competes nationwide in a highly fragmented marketplace, which includes a number of large international and domestic companies, as well as many smaller, more regional competitors.

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

Wartime activities, threats or acts of terror, data theft, information espionage, or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, including security measures implemented in recognition of actual or potential threats, could increase security costs, adversely affect our operations, or impact consumer behavior and spending and customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.

Severe weather and natural disasters can adversely impact the areas in which we conduct business.

Severe weather conditions such as hurricanes or tornadoes, as well as other natural disasters, could damage our properties, adversely impact the areas in which we conduct our business or the suppliers from whom we obtain products or otherwise cause disruptions to operations or affect our supply chain efficiencies. In addition, unseasonably adverse climatic conditions that impact growing conditions and the crops of food producers may adversely affect the availability or cost of certain products within the grocery supply chain.

If we fail to combine our businesses with the businesses we acquired from Albertsons in a successful and timely manner, it could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to realize the synergies, business opportunities and growth prospects anticipated in connection with the Acquisition. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities including retaining our current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, combining certain operations of our Company with the Acquired Operations has required significant effort and expense. Personnel have left and may continue to leave or be terminated because of the Acquisition. Our management may have its attention diverted as it continues to combine certain operations of both companies. If these factors limit our ability to combine such operations successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the Acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, it could have a material adverse effect on our business, financial condition and results of operations.

The obligation to provide transition support services to the purchasers of the non-core supermarket operations of Albertsons could adversely affect our financial performance.

In connection with the Acquisition, we entered into a Transition Services Agreement (“TSA”) with the purchaser of the non-core supermarket business of Albertsons. That agreement is structured to provide us payments from the purchaser to cover the historical costs of providing support services to the operations. There is no assurance that the payments will be sufficient to cover our costs of providing the services or that we will be able to reduce our costs as fast as those payments may decrease during the terms of the TSA. Our management may have its attention diverted while trying to provide the services required by the TSA and the TSA may otherwise limit our ability to achieve the synergies and other cost savings anticipated in the Acquisition. Disputes in connection with the TSA could lead to reductions in the payments due to us under the agreement or unanticipated costs that could adversely affect our financial performance.

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

Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. A significant number of our employees are subject to collective bargaining agreements, and a majority of those employees are participants in multi-employer health and pension plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe that certain of these multi-employer plans are underfunded. The underfunding was caused by the cost of benefits exceeding contributions and investment returns. Contributions to these plans may continue to increase and the benefit levels and other issues may continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations.

Approximately 117,000 of the Company’s employees are covered by collective bargaining agreements. There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes could result, which may affect sales and earnings. If we are unable to control health care, pension and wage costs, or gain operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results could be adversely affected.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance and employee health care benefits. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Some of the many sources of uncertainty in our reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Retail Food

The Company’s stores are located in 40 states. The table below is a summary of the corporate retail stores by state including the principal retail formats and retail distribution centers in the Retail food segment as of February 24, 2007:

	Combination Stores (a)	Food Stores (b)	Limited Assortment Food Stores (c)	Total Food Stores	Distribution Centers (d)	Fuel Centers (e)
Alabama	—	—	1	1	—	—
Arkansas	—	—	1	1	—	—
California	147	122	15	284	3	8
Connecticut	18	4	7	29	—	—
Delaware	7	6	5	18	—	1
Florida	—	—	78	78	1	—
Georgia	—	—	15	15	1	—
Idaho	29	5	—	34	1	16
Illinois	167	27	17	211	3	27
Indiana	6	—	1	7	1	1
Iowa	1	2	1	4	—	—
Kansas	—	—	2	2	—	—
Kentucky	1	—	—	1	1	—
Louisiana	—	—	9	9	1	—
Maine	15	8	—	23	1	—
Maryland	26	22	14	62	1	1
Massachusetts	39	53	9	101	1	—
Minnesota	39	2	—	41	—	4
Mississippi	—	—	4	4	—	—
Missouri	21	4	19	44	2	—
Montana	21	11	—	32	—	5
Nevada	19	23	—	42	—	9
New Hampshire	19	17	—	36	—	—
New Jersey	36	21	9	66	—	—
New York	—	—	8	8	1	—
North Carolina	1	—	—	1	—	1
North Dakota	—	7	—	7	—	1
Ohio	11	—	36	47	1	—
Oregon	33	16	2	51	2	13
Pennsylvania	41	12	27	80	1	1
Rhode Island	7	7	3	17	—	—
South Carolina	—	—	3	3	—	—
Tennessee	—	—	5	5	1	—
Texas	—	—	27	27	1	—
Utah	44	2	—	46	1	8
Vermont	6	13	1	20	—	—
Virginia	54	10	10	74	—	8
Washington	59	18	1	78	—	16
Wisconsin	7	—	2	9	1	—
Wyoming	2	—	—	2	—	—

Total	876	412	332	1,620	26	120

Retail Square Footage (000’s):
Owned (f)				27,872	10,864
Leased				43,613	1,799

Total	49,530	16,755	5,200	71,485	12,663	(e	)

(a)	The Company operates combination stores under the Albertsons, Sav-On, Jewel-Osco, Shaw’s Supermarkets, Acme Markets, Cub Foods, Shoppers Food & Pharmacy, Farm Fresh, Shop ’n Save, bigg’s and Star Market banners. Combination store counts are adjusted in the table above for the planned sale of 14 Scott’s combination stores and 10 Jewel-Osco combination stores. Also excluded from the table above are 25 Cub Foods combination stores that are franchised by independent retailers.
(b)	The Company operates food stores under the Albertsons, Shaw’s Supermarkets, Acme Markets, Shoppers Food & Pharmacy, Shop ’n Save, Bristol Farms, Jewel, Star Market, Farm Fresh, Hornbacher’s, Lucky and Cub Foods banners. Food store counts are adjusted in the table above for the planned sale of four Scott’s food stores. Also excluded from the table above are nine Cub Foods food stores that are franchised by independent retailers.
(c)	The Company operates limited assortment food stores under the Save-A-Lot and Sunflower Market banners. Excluded from the table above are 858 Save-A-Lot stores that are licensed by independent retailers.
(d)	Includes 11 of the Company’s distribution centers that exclusively supply SUPERVALU’s retail store network and 15 of the Company’s distribution centers that are dedicated for Save-A-Lot stores and do not supply third party retail stores. Distribution centers that supply third party retail stores are considered to be part of the Supply chain services segment and are set forth in the table below under Supply Chain Services.
(e)	All fuel centers are located adjacent to retail stores, therefore the Company does not count fuel centers as separate stores. The square footage of fuel centers is included with the square footage of adjacent stores.
(f)	Includes owned stores with ground leases.

Supply Chain Services

The following table is a summary of the Company’s principal distribution centers and office space utilized in the Company’s Supply chain services segment as of February 24, 2007 and does not include the distribution centers in the Retail food segment:

	Supply Only Third Party Retail Stores	Supply Third Party Retail Stores and Company-Owned Stores	Total
Alabama	1	1	2
Florida	1	—	1
Illinois	1	2	3
Indiana	—	1	1
Maryland	—	1	1
Minnesota	—	1	1
Mississippi	1	—	1
Montana	1	—	1
North Dakota	1	1	2
Ohio	—	1	1
Pennsylvania	1	2	3
Texas	1	—	1
Virginia	—	1	1
Washington	2	—	2
Wisconsin	2	—	2
West Virginia	1	—	1

Total	13	11	24

Square Footage (000’s):
Owned			13,095
Leased			1,530

Total			14,625

Additional Property

The Company owns and leases office buildings in various locations. The primary facilities are located in the Minneapolis, Minnesota area and Boise, Idaho.

Additional information on the Company’s properties can be found on pages F-33 through F-34 in Note 10 – Leases, in the accompanying Notes to Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company’s present needs and businesses.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters of the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Accruals for certain pre-acquisition legal contingencies related to the Acquired Operations were included in liabilities assumed due to the Acquisition. Certain changes to accruals related to pre-acquisition legal contingencies may be adjusted through purchase accounting for up to one year from the date of Acquisition.

In April 2000, a class action complaint was filed against Albertsons, Inc., as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, Inc., in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Albertsons, Inc.’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons, Inc. was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief, and attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In September 2000, an agreement was reached and court approval granted to settle ten purported class or collective actions that were consolidated in March 1996 in the United States District Court in Boise, Idaho (Barton et al. v. Albertson’s, Inc.) and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The claims administrator has assigned values to claims. The value of these claims can be challenged by either party. The parties have agreed to resolve all outstanding claims and the Court granted final approval of that agreement on March 22, 2007. Management does not believe that the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for Summary Judgment was denied, and the Attorney General’s motion to certify an appeal of the decision was denied on March 5, 2007. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004, a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. Class certification was denied in June 2005 and the Court granted plaintiffs’ motion to consolidate trial of approximately sixty claims. The claims have been resolved and all complaints dismissed.

In August 2004, Sally Wilcox and Dennis Taber filed a complaint, later certified as a class action, in California Superior Court in and for the County of San Diego, alleging that Albertson’s Inc. failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertson’s failed to provide itemized wage statements as required by California law and that Albertson’s failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code Section 17200 et seq. The lawsuit seeks recovery of all wages, compensation and/or penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to time of trial. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 24, 2006, a class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC 0601251) challenged the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS Corporation and an investment group led by Cerberus Capital Management, L.P. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. On December 13, 2006, the Court held a hearing for final approval of the settlement, and on January 23, 2007, issued a Memorandum Decision and Order granting approval. On March 9, 2007, the Court issued a Final Judgment and Order of Dismissal with Prejudice.

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

There was no matter submitted during the fourth quarter of fiscal year 2007 to a vote of the security holders of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 20, 2007 there were 210,100,317 shares of common stock outstanding. At that date, there were 31,490 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to the sales price for the Company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 of this Annual Report on Form 10-K. The following table sets forth the Company’s purchase of equity securities for the periods indicated:

(shares not in millions) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)(4)
First four weeks
December 3, 2006 to December 30, 2006	8,479	$35.44	—	6,168,018
Second four weeks
December 31, 2006 to January 27, 2007	133,716	$35.52	—	6,168,018
Third four weeks
January 28, 2007 to February 24, 2007	129,632	$37.63	—	6,168,018

Totals	271,827	$36.52	—	6,168,018

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2007 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 271,827 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock granted under such plans.

(3)	On July 26, 2006, the Company announced a treasury stock purchase program authorized by the Board of Directors in June 2006 to repurchase up to 10,000,000 additional shares of the Company’s common stock upon the exercise of employee stock options by the former employees of Albertsons. As of February 24, 2007, 2,474,718 shares remain available for repurchase under the 10,000,000 share repurchase program and 3,693,300 shares remain available for repurchase under the 5,000,000 share repurchase program.

(4)	On April 18, 2007, the Company’s Board of Directors adopted a new share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the exercise of stock options and mandatory convertible securities equity issuance. This program replaces all previously existing programs.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2002 to the end of fiscal 2007 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG SUPERVALU, S&P 500,

FISCAL 2006 PEER GROUP AND FISCAL 2007 PEER GROUP (1)

February 22, 2002 through February 23, 2007 (2)

Date	SUPERVALU	S&P 500	Fiscal 2006 Peer Group (3)	Fiscal 2007 Peer Group (4)
February 22, 2002	100.00	100.00	100.00	100.00
February 21, 2003	62.32	79.16	56.90	76.66
February 27, 2004	121.23	108.71	72.92	95.21
February 25, 2005	140.10	116.90	65.51	85.58
February 24, 2006	142.30	126.60	85.01	80.05
February 23, 2007	170.53	144.97	116.41	93.14

(1)	Total return assuming $100 invested on February 22, 2002 and reinvestment of dividends on the day they were paid.
(2)	The Company’s fiscal year ends on the last Saturday in February.
(3)	The 2006 Peer Group consists of Great Atlantic & Pacific Tea Company, Inc., Ingles Markets, Incorporated, The Kroger Co., Pathmark Stores, Inc., Safeway Inc. and Weis Markets, Inc.
(4)	In fiscal 2007, the Company acquired the core supermarket businesses of Albertsons. This acquisition greatly increased the relative size of the Company’s Retail food business. As a result, the Company’s fiscal 2007 Peer Group was revised to consist of Delhaize Group, Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold N.V., The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The information called for by Item 6 is found within the Five Year Financial and Operating Summary on pages F-2–F-3.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SUPERVALU is one of the largest grocery companies in the United States. The Company operates in two segments of the grocery industry, Retail food stores and Supply chain services, which includes food distribution and related logistics support services. At February 24, 2007, we conducted our retail operations through a total of 2,478 stores of which 858 are licensed locations. Store counts are adjusted for the planned sale of 18 Scott’s stores and the sale or closure of 10 Jewel-Osco stores in the Milwaukee area. Principal formats include combination stores (defined as food and drug), food stores and limited assortment food stores. Our Supply chain services operations network spans 48 states and we serve as primary grocery supplier to approximately 2,200 stores, in addition to our own regional banner store network, as well as serving as secondary grocery supplier to approximately 400 stores. SUPERVALU is one of the largest companies in the Unites States grocery channel.

The Albertsons Acquisition

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Market, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah (the “Acquisition”).

The Acquisition greatly increased the size of the Company. The Acquisition also greatly increased the relative size of the Company’s Retail food segment compared to its Supply chain services segment. In fiscal 2007, 74.9 percent of our Net sales and 90.3 percent of our Operating earnings came from our Retail food segment, compared to 53.5 percent and 61.8 percent, respectively, in fiscal 2006. In fiscal 2008, we expect the Company’s Retail food segment will contribute approximately 80 percent of the Company’s Net sales.

The Industry and the Economic Environment

The retail grocery industry can be characterized as one of continued consolidation and rationalization, with the Acquisition being one of the largest acquisitions in the history of the industry. Grocery retailers also continue to compete against an increasing number of competitive formats that are adding square footage devoted to food and groceries such as supercenters, club stores, mass merchandisers, dollar stores, drug stores and other alternate formats.

The grocery industry is also affected by the general economic environment and its impact on consumer spending behavior. We would characterize fiscal 2007 as a year with continued economic growth, continued high fuel prices and modest product cost inflation. For fiscal 2008, we expect consumer spending will be impacted by high fuel prices, continued food inflation and the soft housing market.

The Company’s Plan

We believe we can be successful against this industry backdrop with our regional retail formats that focus on local execution, merchandising and consumer knowledge. In addition, our operations will benefit from our efficient and low-cost supply chain and new economies of scale as we leverage our Retail food and Supply chain services operations. We plan to expand regional retail banner square footage through selective new store growth in key markets where we have significant market share. The Acquisition has significantly expanded our retail presence and the number of stores we operate. Save-A-Lot, our limited assortment format, currently operates in 42 states. In addition, we will supplement regional retail store growth with continued focus on remodel activities. Given the life cycle maturity of our Supply chain services business with its inherent attrition rate, future growth in food distribution will be modest and primarily achieved through serving new independent customers, net growth from existing customers and further consolidation opportunities.

RESULTS OF OPERATIONS

Highlights of results of operations as reported and as a percent of net sales are as follows:

	February 24, 2007 (52 weeks)		February 25, 2006 (52 weeks)		February 26, 2005 (52 weeks)
	(In millions)
Net sales	$37,406	100.0%	$19,864	100.0%	$19,543	100.0%
Cost of sales	29,267	78.2	16,977	85.5	16,681	85.4
Selling and administrative expenses	6,834	18.3	2,448	12.3	2,229	11.4
Gain on sale of WinCo Foods, Inc.	—	—	—	—	109	0.6
Restructure and other charges	—	—	4	—	26	0.1

Operating earnings	$1,305	3.5	$435	2.2	$716	3.7
Interest expense	600	1.6	139	0.7	138	0.7
Interest income	42	0.1	33	0.2	23	0.1

Earnings before income taxes	$747	2.0	$329	1.7	$601	3.1
Income tax expense	295	0.8	123	0.6	215	1.1

Net earnings	$452	1.2%	$206	1.1%	$386	2.0%

Net earnings per common share – diluted	$2.32		$1.46		$2.71

Comparison of fifty-two weeks ended February 24, 2007 (fiscal 2007) with fifty-two weeks ended February 25, 2006 (fiscal 2006):

In fiscal 2007, the Company achieved net sales of $37,406 compared with $19,864 last year. Net earnings for fiscal 2007 were $452 and diluted earnings per share were $2.32 compared with net earnings of $206 and diluted earnings per share of $1.46 last year. Results for fiscal 2007 include Acquisition-related costs (defined as one-time transaction costs, which primarily include retention bonuses and consultant fees) of $40 after tax, charges related to the Company’s plan to dispose of 18 Scott’s banner stores (“Scott’s”) of $23 after tax and incremental stock option expense related to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”) of $15 after tax. Results for fiscal 2006 included charges of $111 after tax primarily related to Chicago and Pittsburgh.

Net Sales

Net sales for fiscal 2007 were $37,406 compared with $19,864 last year, an increase of 88 percent. Retail food sales were approximately 75 percent of Net sales and Supply chain services sales were approximately 25 percent of Net sales for fiscal 2007, compared with approximately 54 percent and approximately 46 percent, respectively, last year.

Retail food sales for fiscal 2007 were $28,016 compared with $10,635 last year, an increase of 163 percent. The increase was due primarily to the Acquisition. Identical store retail sales growth, defined as stores operating for four full quarters, including store expansions and excluding fuel, for fiscal 2007 as compared to fiscal 2006 was negative 1.1 percent. Identical store retail sales growth on a combined basis, as if the Acquired Operations stores were in the store base for four full quarters, was positive 0.4 percent.

During fiscal 2007, the Company acquired 1,117 stores through the Acquisition, added 73 new stores through new store development and closed 75 stores, 47 of which were acquired through the Acquisition.

Total retail square footage, including acquired stores and licensed stores and excluding the divested Scott’s, Jewel-Osco Milwaukee, Chicago and Pittsburgh stores, increased to approximately 84 million square feet at the end of fiscal 2007 compared to approximately 30 million square feet at the end of fiscal 2006.

Supply chain services sales for fiscal 2007 were $9,390 compared with $9,229 last year, an increase of 2 percent. This increase is primarily due to new business from the traditional food distribution business and temporary business, partially offset by customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, was 21.8 percent for fiscal 2007 compared with 14.5 percent last year. The increase in Gross profit, as a percent of Net sales, primarily reflects the increase in Retail food sales, which has a higher gross profit percentage than Supply chain services, as a percent of total Net sales as a result of the Acquisition.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 18.3 percent for fiscal 2007 compared with 12.3 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, primarily reflects the higher percentage of Retail food sales as a percentage of total Net sales as a result of the Acquisition, which was partially offset by Acquisition-related pre-tax costs of $65, a pre-tax charge for Scott’s of $26 and incremental pre-tax stock option expense associated with the Company’s adoption of SFAS No. 123(R) of $25. Fiscal 2006 included pre-tax charges of $174 primarily related to Chicago and Pittsburgh.

Operating Earnings

Operating earnings for fiscal 2007 were $1,305 compared with $435 last year, primarily reflecting the results of the Acquisition. Operating earnings for fiscal 2007 were impacted by Acquisition-related pre-tax costs of $65, a pre-tax charge for Scott’s of $26 and incremental pre-tax stock option expense associated with the Company’s adoption of SFAS No. 123(R) of $25. Retail food Operating earnings for fiscal 2007 were $1,179, or 4.2 percent of Retail food Net sales, compared with last year’s Retail food Operating earnings of $269, or 2.5 percent of Retail food Net sales. The increase in Retail food Operating earnings, as a percent of Retail food Net sales, primarily reflects the results of the Acquisition and pre-tax charges of $174 in fiscal 2006 primarily related to Chicago and Pittsburgh. Supply chain services Operating earnings for fiscal 2007 were $257, or 2.7 percent of

Supply chain services Net sales, compared with last year’s Supply chain services Operating earnings of $214, or 2.3 percent of Supply chain services Net sales. The increase in Supply chain services Operating earnings, as a percent of Supply chain services Net sales, primarily reflects improved sales leverage.

Net Interest Expense

Net interest expense was $558 in fiscal 2007 compared with $106 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Taxes

The effective tax rates were 39.5 percent and 37.4 percent in fiscal 2007 and fiscal 2006, respectively. The increase is primarily due to the Acquisition and the write-off of non tax-deductible goodwill primarily related to the planned disposition of 18 Scott’s stores in fiscal 2007. The fiscal 2006 effective tax rate was primarily impacted by the write-off of non tax-deductible goodwill related to the sale of Chicago. Without these items, the effective tax rates would have been 38.6 percent and 37.0 percent for fiscal 2007 and fiscal 2006, respectively.

Net Earnings

Net earnings were $452 for fiscal 2007 compared with Net earnings of $206 last year. Results for fiscal 2007 include Acquisition-related costs of $40 after tax, a charge related to plans to dispose of Scott’s of $23 after tax and incremental stock option expense related to the Company’s adoption of SFAS No. 123(R) of $15 after tax. Results for fiscal 2006 include charges of $111 after tax primarily related to Chicago and Pittsburgh.

Weighted average basic shares increased to 189 for fiscal 2007 compared with 136 shares last year. Weighted average diluted shares increased to 196 for fiscal 2007 compared with 146 shares last year. The increase is primarily due to the shares issued in conjunction with the Acquisition on June 2, 2006.

Comparison of fifty-two weeks ended February 25, 2006 (fiscal 2006) with fifty-two weeks ended February 26, 2005 (fiscal 2005):

In fiscal 2006, the Company achieved Net sales of $19,864 compared with $19,543 in fiscal 2005, an increase of 1.6 percent. Net earnings for fiscal 2006 were $206 compared with Net earnings of $386 in fiscal 2005. Results for fiscal 2006 include charges of $111 after tax primarily related to Chicago and Pittsburgh. Results for fiscal 2005 include a net after-tax gain on the sale of the Company’s minority interest in WinCo Foods, Inc. (“WinCo”) of $68.

Net Sales

Net sales for fiscal 2006 were $19,864 compared with $19,543 in fiscal 2005. Retail food sales were approximately 54 percent of Net sales and Supply chain services sales were approximately 46 percent of Net sales for each of fiscal 2006 and fiscal 2005.

Retail food sales for fiscal 2006 were $10,635 compared to $10,549 in fiscal 2005, an increase of 0.8 percent. The increase primarily reflects net new store growth, which was partially offset by negative same store sales. For fiscal 2006, same-store retail sales, defined as stores operating for four full quarters, including store expansions, decreased 0.5 percent compared to fiscal 2005.

Fiscal 2006 store activity, including licensed units, resulted in 68 new stores opened and 85 stores closed. Exclusive of the Chicago, Pittsburgh and Deals stores, total retail square footage, including licensed stores, increased approximately two percent over the prior year.

Supply chain services sales for fiscal 2006 were $9,229 compared with $8,994 in fiscal 2005, an increase of 2.6 percent, primarily reflecting new business from the traditional food distribution business, the acquisition of Total Logistics and temporary new business of approximately three percent, three percent and two percent, respectively, partially offset by customer attrition, which includes the fiscal 2006 impact of cycling three large customer transitions to other suppliers in the prior year.

Gross Profit

Gross profit, as a percent of Net sales, was 14.5 percent for fiscal 2006 compared with 14.6 percent in fiscal 2005. Gross profit, as a percent of Net sales, primarily reflects the benefits of retail merchandising execution and the acquisition of Total Logistics, which was more than offset by the impact of Supply chain services costs of approximately $22 related to costs for new growth initiatives for supply chain technology and the launch of our specialty produce distribution business, W. Newell and Co. and approximately $1 of losses related to minority owned investments in contrast to $14 of earnings in fiscal 2005.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of Net sales, were 12.3 percent for fiscal 2006 compared with 11.4 percent in fiscal 2005. The increase primarily reflects approximately $174 of pre-tax costs primarily related to charges for Chicago and Pittsburgh.

Restructure and Other Charges

For fiscal 2006 and fiscal 2005, the Company incurred $4 and $26, respectively, in pre-tax restructure and other charges. These charges primarily reflect changes in estimates on exited real estate for fiscal 2006 and the increased liabilities associated with employee benefits related costs from previously exited distribution facilities as well as changes in estimates on exited real estate for fiscal 2005.

Operating Earnings

Operating earnings for fiscal 2006 were $435 compared with $716 in fiscal 2005. Results for fiscal 2006 include charges of approximately $174 pre-tax primarily related to Chicago and Pittsburgh. Fiscal 2005 includes a pre-tax gain of approximately $109 on the sale of WinCo and $26 of restructure and other charges. Retail food Operating earnings were $269, or 2.5 percent of Retail food Net sales, compared to fiscal 2005 Retail food Operating earnings of $446, or 4.2 percent of Retail food Net sales. The decrease in Retail food Operating earnings, as a percent of Retail food Net sales, reflects charges of approximately $174 pre-tax primarily related to Chicago and Pittsburgh. Supply chain services Operating earnings were $214, or 2.3 percent of Supply chain services Net sales compared to fiscal 2005 Supply chain services Operating earnings of $235, or 2.6 percent of Supply chain services Net sales. The decrease in Supply chain services Operating earnings, as a percent of Supply chain services Net sales, primarily reflects the start-up costs related to growth initiatives and losses from minority owned investments, which more than offset the benefit of the higher margin third party logistics business acquired in 2005.

Net Interest Expense

Net interest expense decreased to $106 for fiscal 2006 compared with $115 in fiscal 2005. The decrease primarily reflects lower borrowing levels partially offset by higher borrowing rates and the absence of the $6 early redemption costs relating to the $250 notes redeemed in the first quarter of fiscal 2005.

Income Taxes

The effective tax rate was 37.4 percent and 35.8 percent for fiscal 2006 and fiscal 2005, respectively. The fiscal 2005 tax rate reflects the impact of net favorable tax settlements.

Net Earnings

Net earnings were $206 for fiscal 2006 compared with Net earnings of $386 in fiscal 2005. Results for fiscal 2006 include charges of $61 after tax related to Chicago and $38 after tax related to Pittsburgh. Results for fiscal 2005 include a net after-tax gain on the sale of the Company’s minority interest in WinCo of $68 after tax.

Weighted average basic shares increased to 136 for fiscal 2006 compared with 135 in fiscal 2005 and weighted average diluted shares increased to 146 for fiscal 2006 compared with 145 shares in fiscal 2005, reflecting the net impact of stock activity including stock option activity, share repurchases under the treasury plan and dilution impacts.

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

Vendor Funds

The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities: placement of the vendors’ products in the Company’s advertising; display of the vendors’ products in prominent locations in the Company’s stores; introduction of new products into the Company’s distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. As of February 24, 2007, the terms of the Company’s vendor funds arrangements varied in length from primarily short-term arrangements that are to be completed within a quarter to long-term arrangements that are primarily expected to be completed within three years.

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold in accordance with Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

Approximately 82 percent and 65 percent of the Company’s inventories are valued using the last-in, first-out (“LIFO”) method for fiscal 2007 and 2006, respectively. The first-in, first-out method (“FIFO”) is used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $178 at February 24, 2007 and $160 at February 25, 2006.

The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the cost of its inventory. The RIM valuation of inventories is at cost and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories.

During fiscal 2007, 2006 and 2005, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2007, 2006 and 2005 purchases. As a result, Cost of sales decreased by $6, $7 and $11 in fiscal 2007, 2006 and 2005, respectively. This increased Net earnings per diluted share by $0.02, $0.03 and $0.05 in 2007, 2006 and 2005, respectively.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Reserves for Closed Properties and Asset Impairment Charges

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 26 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

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

Reserves for Self-Insurance

The Company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk-free interest rate. Any projection of losses concerning workers’ compensation, health care and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. The Company had reserves of approximately $992 and $58 as of February 24, 2007 and February 25, 2006, respectively. The increase in the reserve is primarily a result of reserves related to the Acquired Operations. The impact to the Company’s liability of each 25 basis point reduction in the discount rate would be to increase the Company’s liability by approximately $6.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. While the Company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially impact non-union pension and other postretirement obligations and future expenses.

For fiscal 2008, the impact to pension expense of each 25 basis point reduction in the discount rate would be to increase pension expense by approximately $6 and the impact of each 25 basis point reduction in expected return on plan assets would be to increase pension expense by approximately $4. Similarly, for postretirement benefits, a one percent change in the health care cost trend rate would impact the accumulated postretirement benefit obligation by approximately $11 and the service and interest cost by $1 in fiscal 2008. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

Goodwill and Intangible Assets

Goodwill was $5,921 as of February 24, 2007, reflecting an increase of approximately $4,307 in fiscal 2007 from $1,614 as of February 25, 2006. This increase was primarily due to $4,333 of goodwill recognized as a result of the Acquisition. Goodwill and intangible asset balances related to the Acquisition will be adjusted through the first quarter of fiscal 2008 in accordance with SFAS No. 141, “Business Combinations.” For further information, see Note 3 – Business Acquisition, in the Notes to Consolidated Financial Statements. In fiscal 2007, the Company recorded a pre-tax goodwill impairment charge of $19 related to the plan to dispose of Scott’s. The decrease in goodwill from $1,628 as of February 25, 2005 to $1,614 as of February 26, 2006 resulted primarily from purchase accounting adjustments of $29 between deferred income taxes and goodwill related to former acquisitions and reductions of goodwill of $11 primarily related to the disposition of Pittsburgh and Chicago stores, which were partially offset by purchase accounting adjustments to increase goodwill by $20 for the finalization of the valuation in fiscal 2006 related to the acquisition of Total Logistics in fiscal 2005. For additional information, see Note 7 – Goodwill and Other Acquired Intangible Assets, in the Notes to Consolidated Financial Statements.

Income Taxes

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in a subsequent period. In conjunction with the Acquisition, the Company has and will continue to record the deferred tax impacts of purchase accounting adjustments including the ultimate resolution of acquisition tax contingencies and any changes to the respective valuation allowance.

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations that can often take many years to resolve. We recognize liabilities for anticipated tax issues based on our estimate of whether, and the extent to which, additional tax payments will be required. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered forecasted earnings, future taxable income and future prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $801, $695 and $801 in fiscal 2007, 2006 and 2005, respectively. The increase in cash from operating activities in fiscal 2007 from fiscal 2006 is primarily attributable to increased Net earnings and Depreciation and amortization as a result of the Acquisition, which is partially offset by changes in working capital and deferred income taxes.

Net cash used in investing activities was $2,760, $258 and $162 in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 investing activities primarily relate to the net assets acquired in the Acquisition and capital spending to fund retail store expansion and remodeling. Fiscal 2006 investing activities primarily reflect capital spending to fund retail store expansion, store remodeling, technology enhancements and supply chain growth initiatives. Fiscal 2005 activities primarily reflect capital spending to fund retail store expansion, store remodeling and technology enhancements as well as the acquisition of Total Logistics and the proceeds from the sale of WinCo.

Net cash provided (used) by financing activities was $1,443, ($193) and ($458) in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 financing activities relate primarily to the debt incurred in connection with the Acquisition, and senior notes issued in October 2006 partially offset by repayment of long-term debt of Albertsons standalone drug business payables related to the sale of Albertsons. Fiscal 2006 financing activities primarily reflect the repayments of long-term debt, the payment of dividends and the purchase of treasury shares net of proceeds from the exercise of outstanding options. Fiscal 2005 financing activities primarily reflect the payment of debt, the payment of dividends and the purchase of treasury shares net of proceeds from the exercise of outstanding options.

Management expects that the Company will continue to invest in capital expenditures with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund its capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

On October 31, 2006, the Company issued $500 in senior notes. The notes bear interest at a rate of 7.50 percent and are due in 2014. The notes are senior obligations and rank equally with all of the Company’s other senior unsecured indebtedness.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”), and a $1,250 six-year term loan (“Term Loan

B”). As of February 24, 2007, rates on the facilities were tied to LIBOR plus 0.50 percent to 2.00 percent or the Prime Rate plus 0.00 percent to 1.00 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of February 24, 2007, based on the Company’s current credit ratings, were 0.40 percent for the facility fees, LIBOR plus 1.50 percent for LIBOR revolving advances, Prime Rate plus 0.50 percent for base rate revolving advances, LIBOR plus 1.50 for Term Loan A and LIBOR plus 1.75 percent for Term Loan B.

On March 8, 2007, the Company executed an amendment to the existing credit facility, resulting in new applicable interest rates for Term Loan A and Term Loan B. As of the amendment date, rates on Term Loan A and Term Loan B were changed to LIBOR plus 0.375 percent to 1.50 percent and LIBOR plus 1.25 percent to 1.75 percent, respectively, depending on the Company’s credit ratings. This amendment resulted in the rates on the outstanding Term Loan A and Term Loan B balances changing on March 8, 2007, to LIBOR plus 1.375 percent and LIBOR plus 1.50 percent, respectively.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 for each of the fiscal quarters ending up through December 30, 2006, 2.15 to 1 for each of the fiscal quarters ending up through December 30, 2007, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.50 to 1 for each of the fiscal quarters ending up through December 30, 2007 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of February 24, 2007, the Company is in compliance with the covenants of the senior secured credit facilities.

In conjunction with the $4,000 senior secured credit facilities, the Company terminated its previous five-year unsecured $750 revolving credit agreement dated February 2005. Also terminated were the previous Albertsons credit facilities: $400 dated June 2005, $900 dated June 2004 and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility.

Borrowings under Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date.

As of February 24, 2007, there were $654 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $713, of which $94 was classified as current, and Term Loan B had a remaining principal balance of $1,241, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $347 and the unused available credit under the Revolving Credit Facility was $999. The Company also had $65 of outstanding letters of credit issued under separate agreements with financial institutions.

In November 2006, the Company executed a 364-day accounts receivable securitization program, under which the Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on February 24, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of February 24, 2007, there were $159 of outstanding borrowings under this program. As of February 24, 2007, there were $225 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s February 24, 2007 Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the February 24, 2007 Consolidated Balance Sheet.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. On October 2, 2006, the Company purchased $213 of these debentures when over 80 percent of the holders put their debentures to the Company for cash. Holders of the debentures may require the Company to purchase all or a portion of the remaining $53 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 1.5 shares, should all remaining debentures be converted. As of February 24, 2007, no holders have elected conversion of the debentures. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Due to the holders’ ability to convert the debentures to common stock, the Company’s previous announcement of its intent to settle the debentures in cash and the Company’s ability to call the debentures for cash at any time, the debentures are classified as current debt.

The Company assumed 46,000,000 of 7.25 percent mandatory convertible securities (“Corporate Units”) upon the Acquisition of New Albertsons. Each Corporate Unit consisted of a forward stock purchase contract and, initially, a 2.5 percent ownership interest in one of Albertsons’ senior notes (which were assumed by New Albertsons in connection with the Acquisition) with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The purchase contracts yield 3.5 percent per year on the stated amount of twenty-five dollars and the senior notes yield 3.75 percent per year.

In October 2006, the Company made an offer to purchase all outstanding Corporate Units. At the close of the offer, the Company purchased approximately 35,000,000 Corporate Units at a purchase price of $25.22 per Corporate Unit, including accrued interest. In January 2007, the Company purchased approximately 4,000,000 Corporate Units in a privately negotiated transaction at a purchase price of $25.52 per Corporate Unit, including accrued interest. The Company paid an aggregate amount of approximately $979, including accrued interest, and recognized a gain of approximately $1 related to these purchases.

In February 2007, pursuant to the terms of the Corporate Units, the senior notes held as components of Corporate Units (the “Pledged Senior Notes”) were remarketed by the remarketing agent. Through the remarketing, the Company purchased all of the remarketed senior notes for approximately $180 and recognized a gain of less than $1. The proceeds of the remarketing of the Pledged Senior Notes (net of remarketing fee) were delivered to the collateral agent and used to purchase U.S. treasury securities, maturing on or about the purchase contract settlement date of May 16, 2007 (the “Purchase Contract Settlement Date”). The treasury securities will serve as collateral for the holders’ obligations under the purchase contracts associated with the Corporate Units.

As of February 24, 2007, under the terms of the purchase contracts, the Company would be required to issue a minimum of 1.1 shares and a maximum of 1.4 shares of its common stock for the remaining purchase contracts. If the purchase contracts had been settled at February 24, 2007, the Company would have received approximately $45 of net cash and would have issued approximately 1.2 shares of its common stock. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration ($20.35 in cash and 0.182 SUPERVALU shares per share of Albertsons common stock subject to the settlement rate). The net amount of cash received will be recorded as an increase to stockholders’ equity.

Upon settlement of the purchase contracts on May 16, 2007, the Company will receive approximately $45 of net cash and issue 1.2 shares, which the Company intends to repurchase through its share repurchase program.

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and it may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Consolidated Balance Sheet as of February 24, 2007 and will be amortized over the remaining term of the lease.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 30-days notice. Medium-term notes of $49 due April 2028 contain put options that would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 30-days notice. The $209 of 7.5 percent debentures due May 2037 contain put options that would require the Company to repay the notes in May 2009 if the holders of the notes so elect by giving the Company 30-days notice.

Annual cash dividends declared for fiscal 2007, 2006 and 2005, were $0.6575, $0.6400 and $0.6025 per common share, respectively. The Company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

Capital spending for fiscal 2007 was $927, including $73 of capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2008 is projected to be approximately $1,200, including capital leases.

SUBSEQUENT EVENTS

On March 8, 2007, the Company executed an amendment to the existing credit facility, resulting in new applicable interest rates for two of its term loans. Rates on Term Loan A and Term Loan B were changed to LIBOR plus 0.375 percent to 1.50 percent and LIBOR plus 1.25 percent to 1.75 percent, respectively, depending on the Company’s credit ratings. This amendment resulted in the rates on the outstanding Term Loan A and Term Loan B balances changing to LIBOR plus 1.375 percent and LIBOR plus 1.50 percent, respectively.

On April 18, 2007, the Company’s Board of Directors adopted a new share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the exercise of stock options and mandatory convertible securities equity issuance. This program replaces all previously existing programs.

On April 18, 2007, the Company cancelled its interest rate swap agreements.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 24, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately 12 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 24, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $215 and represented approximately $141 on a discounted basis. No amount has been recorded in the

Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements. The Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and it may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Consolidated Balance Sheet as of February 24, 2007 and will be amortized over the remaining term of the lease.

The Company had $412 of outstanding letters of credit as of February 24, 2007, of which $347 were issued under the credit facility and $65 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

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

The Company is a party to various legal proceedings arising from the normal course of business as described in Part I, Item 3, under the caption “Legal Proceedings” and in Note 16 – Commitments, Contingencies and Off-Balance Sheet Arrangements, in the Notes to Consolidated Financial Statements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Insurance Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of February 24, 2007, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act and /or Section 412 (e) of the Internal Revenue Code. Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. Some of the collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

The following table represents the Company’s significant contractual obligations at February 24, 2007.

	Payments Due Per Period
	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter
Contractual Obligations:
Debt (1)	$8,398	$302	$1,107	$2,059	$4,930
Interest on long-term debt	6,172	599	1,117	871	3,585
Operating leases (2)	3,824	359	717	567	2,181
Capital and direct financing leases (3)	2,304	153	306	291	1,554
Benefit obligations (4)	7,824	116	222	233	7,253
Construction commitments	200	175	25	—	—
Deferred income taxes	593	92	152	184	165
Purchase obligations (5)	2,372	1,197	1,148	27	—
Self-insurance obligations	1,104	346	360	156	242

Total	$32,791	$3,339	$5,154	$4,388	$19,910

(1)	The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $49 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $209 mature in May 2037 and have put options exercisable in May 2009. Convertible debentures in the amount of $53 mature in 2031 and the holders have the ability to convert the debentures into shares of the Company’s common stock and the Company has announced its intent to use cash to settle the debentures. For the purpose of the table above, payments of these obligations are assumed to occur at scheduled maturity.

(2)	Represents the minimum rents payable under operating leases, offset by expected sublease income of $242, $58, $79, $48 and $57, respectively.

(3)	Rent payments are net of expected sublease income of $101, $16, $26, $21 and $38, respectively.

(4)	The Company’s benefit obligations include obligations related to sponsored defined benefit pension and postretirement benefit plans and deferred compensation plans. The defined benefit pension plan has plan assets of approximately $1,735 at the end of fiscal 2007. The postretirement plan obligations exclude any Medicare Part D subsidies that might be received from the federal government.

(5)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 24, 2007, future purchase obligations existed that primarily related to supply contracts. In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. At fiscal 2007 year end, there were 31,614 shareholders of record compared with 6,206 at the end of fiscal 2006.

	Common Stock Price Range				Dividends Per Share
	2007		2006		2007	2006
Fiscal	High	Low	High	Low
First Quarter	$32.28	$28.24	$34.72	$30.64	$0.1625	$0.1525
Second Quarter	31.13	26.14	35.88	30.90	0.1650	0.1625
Third Quarter	34.57	29.09	33.93	29.55	0.1650	0.1625
Fourth Quarter	39.02	34.03	34.75	30.60	0.1650	0.1625

Year	39.02	26.14	35.88	29.55	0.6575	0.6400

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 12—Stock-Based Compensation, in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 24, 2007. The adoption of SFAS No. 158 and its effects are described in Note 15—Benefit Plans, in the Notes to Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 24, 2007 and did not have a material effect on the Company’s consolidated financial statements.

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

The Company manages interest rate risk through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (bank loans, industrial revenue bonds and other variable interest rate debt) is utilized to help maintain liquidity and finance business operations. Long-term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital.

The Company makes long-term loans to certain Supply chain customers and as such, holds notes receivable in the normal course of business. The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including notes receivable, debt obligations and interest rate swap agreements. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates, excluding debt discounts or premiums related to the purchase accounting fair value adjustments. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents the estimate of the differential between interest payable and interest receivable under the swap agreements implied by the yield curve utilized to compute the fair value of the interest rate swaps.

	Summary of Financial Instruments
	February 24, 2007		Aggregate payments by fiscal year
	Fair Value	Total	2008	2009	2010	2011	2012	Thereafter
	(in millions, except rates)
Notes receivable
Principal receivable	$55	$55	$30	$9	$4	$4	$2	$6
Average rate receivable		6.2%	5.1%	7.4%	9.9%	9.8%	9.8%	4.3%
Debt with variable interest rates
Principal payable	$2,843	$2,834	$287	$132	$137	$125	$947	$1,206
Average variable rate payable		6.9%	6.1%	6.7%	6.6%	6.9%	7.0%	7.0%
Debt with fixed interest rates
Principal payable	$5,625	$5,564	$15	$64	$774	$986	$1	$3,724
Average fixed rate payable		7.5%	6.1%	6.6%	7.4%	7.7%	10.0%	7.4%

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act

Any statements contained in this Annual Report on Form 10-K regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this Annual Report on Form 10-K. These factors include the factors discussed in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Softness in national and local economies

•	Changes in interest rates

Competitive Practices

•	Competition from other food and/or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	The impact of consolidation in the retail food and supply chain services industries

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

Security and Food Safety

•

Business disruptions or losses resulting from wartime activities, acts or threats of terror, data theft, information espionage, or other criminal activity directed at the food and drug industry, the transportation industry, or computer or communications systems

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

•

Our ability to provide transition support services to the purchasers of the non-core supermarket operations of Albertsons in a cost effective non-disputed manner with a minimal diversion of management time

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•

Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms, and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	Our ability to attract and retain customers

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	Additional funding requirements to meet anticipated debt payments and capital needs

•	The impact of acquisitions, including our recent acquisition of the Acquired Operations, on our level of indebtedness, debt ratings, costs and future financial flexibility

Legal and Administrative Proceedings, Regulatory and Accounting Matters

•	Unfavorable outcomes in litigation, governmental or administrative proceedings, or other disputes

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in accounting standards that impact our financial statements

Operating Conditions

•	Changes in our business plans, operations, results and prospects

•	Potential delays in the development, construction or start-up of planned projects

•	Difficulties in developing, maintaining or upgrading information technology systems

•	The outcome of negotiations with partners, governments, suppliers, unions, or customers

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, its customers or suppliers

•	Unseasonably adverse climatic conditions that impact the availability or cost of certain products in the grocery supply chain

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-54. See “Index of Selected Financial Data and Financial Statements and Schedules” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)

under the Exchange Act) as of February 24, 2007, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the valuation date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 24, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on management’s assessment using this framework, it believes that, as of February 24, 2007, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 24, 2007, has been audited by KPMG LLP, our independent registered public accounting firm. Their report, which is set forth on page F-5 of this Annual Report on Form 10-K, expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 24, 2007.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 24, 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1).”

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other employees and non-employee directors of the Company. This code of ethics is posted on the Company’s website ( www.supervalu.com ). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, at the address specified above.

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

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the headings “Director Compensation,” “Executive Compensation” and “Report of Executive Personnel and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The information called for by Item 12, as to the equity compensation table, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Proposal to Approve the SUPERVALU INC. 2007 Stock Plan (Item 2) – Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Board Practices – Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Board Practices – Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements to the Company listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

The consolidated financial statement schedules to the Company listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(3)	Exhibits:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

(3)	Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

3.2	Restated Bylaws, as amended, is incorporated herein by reference to Exhibit (3)(ii) to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2006.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1,

1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7	Rights Agreement dated as of April 12, 2000, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.), as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2000.

4.8	Indenture dated as of November 2, 2001, between the Company and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior), is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.9	Registration Rights Agreement, dated as of November 2, 2001, by and among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.10	Form of Credit Agreement, dated as of February 28, 2005, among the Company, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank Of America, N.A., as Syndication Agent, is incorporated herein by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2005.

4.11	Credit Agreement, dated as of June 1, 2006, by and among the Company, The Royal Bank of Scotland PLC, Bank of America, Citibank, Rabobank International, Cobank, ACB, U.S. Bank National Association, and various financial institutions and other persons from time to time parties hereto is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.12	First Amendment to Credit Agreement, dated March 8, 2007, among SUPERVALU INC., The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders.

4.13	Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Albertsons, Inc. (Reg. No. 333-41793) filed with the SEC on December 9, 1997.

4.14	Supplemental Indenture No.1, dated as of May 7, 2004, between Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee.

4.15	Supplemental Indenture No. 2 dated as of June 1, 2006, between Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee is incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 10-K filed with the SEC on June 7, 2006.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1	SUPERVALU INC. 2002 Stock Plan, as amended.*

10.2	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended on April 17, 2007.*

10.3	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.4	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.5	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.6	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.7	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.8	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended, is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.9	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of October 12, 2006 for Jeffrey Noddle is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.*

10.10	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement for John H. Hooley is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.11	Amendment No. 1 to the SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of February 14, 2007 between John H. Hooley and SUPERVALU INC is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007.*

10.12	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement for Michael L. Jackson is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.13	SUPERVALU INC. 1997 Stock Plan, as amended.*

10.14	SUPERVALU INC. 1993 Stock Plan, as amended.*

10.15	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.17	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.18	SUPERVALU/Richfood Stock Incentive Plan, as amended.*

10.19	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended, are incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.20	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.*

10.21	SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated herein by reference to Exhibit (10)g. to the Company’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.22	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit (10)c. to the Company’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.23	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.24	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.25	SUPERVALU INC. Long-Term Incentive Plan, as amended.*

10.26	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and

Conditions is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.27	Performance Criteria for Awards Under the Company’s Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.28	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, as amended.*

10.29	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Stock Option Agreement and Stock Option Terms and Conditions for Employees.*

10.30	Intentionally omitted.

10.31	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.58 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.32	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Employee Director Deferred Share Units Agreement is incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.33	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.34	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 2005.*

10.35	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on January 31, 2006.*

10.36	Albertson’s Inc. 1995 Stock-Based Incentive Plan, as amended.*

10.37	Form of Albertson’s, Inc. 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.38	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Stock Option is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.39	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.46.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.40	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.57 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.41	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.59 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.42	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.43	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.44	SUPERVALU INC. Deferred Compensation Plan as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.45	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.46	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.47	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)i. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.48	Form of Change of Control Severance Agreements entered into with certain officers to the Company, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 2, 2006.*

10.49	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.50	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.51	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.52	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.53	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the

Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.54	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.55	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.56	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.57	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.58	Purchase and Separation Agreement, dated January 22, 2006, by and among the Company, Albertson’s, Inc., New Aloha Corporation and AB Acquisition LLC is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

10.59	Amendment to Purchase and Separation Agreement, dated as of June 2, 2006, by and among the Company, Albertson’s LLC, New Albertson’s, Inc. and AB Acquisition LLC is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

10.60	Asset Purchase Agreement, dated as of January 22, 2006, among the Company, CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., New Aloha Corporation and certain other sellers is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

10.61	Amendment to Asset Purchase Agreement, dated June 2, 2006, by and among the Company, CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., New Albertson’s, Inc. and certain other sellers is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

10.62	Letter Agreement, including Appendix A thereto, dated as of August 9, 2006, between the Company and Kevin Tripp is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.63	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between the Company and Pete Van Helden is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.64	Letter Agreement, including Appendix A thereto, dated as of September 15, 2006, between the Company and Duncan C. Mac Naughton is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006. *

10.65	Lead Director annual retainer is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006.*

10.66	Summary of Non-Employee Director Compensation.

10.67	Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.68	First Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.69	Second Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of July 18, 2001, is incorporated herein by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.70	Third Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.71	Fourth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.72	Sixth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.10.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.73	Albertson’s, Inc. Executive Pension Makeup Plan, amended and restated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.74	First Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 8, 1989, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 1989.*

10.75	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 12, 1990, is incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1990.*

10.76	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 31, 1990, is incorporated herein by reference to Exhibit 10.13.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 2, 1990.*

10.77	Fourth Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 1995, is incorporated herein by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1995.*

10.78	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to January 1, 1990, is incorporated herein by reference to Exhibit 10.13.5 to the

Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.79	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to October 1, 1999, is incorporated herein by reference to Exhibit 10.13.6 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.80	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 1, 2001, is incorporated herein by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.81	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.8 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.82	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.9 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.83	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.84	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.85	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.86	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.87	Albertson’s, Inc. Executive Pension Makeup Trust, dated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.88	Amendment to the Albertson’s, Inc.Executive Pension Makeup Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.89	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.90	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.91	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.18.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.92	Albertson’s, Inc. 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.93	Amendment to the Albertson’s, Inc.1990 Deferred Compensation Plan, dated as of April 12, 1994, is incorporated herein by reference to Exhibit 10.20.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 1994.*

10.94	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 5, 1997, is incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 1998.*

10.95	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 1, 1998, is incorporated herein by reference to Exhibit 10.20.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.96	Termination of the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of December 31, 1999, is incorporated herein by reference to Exhibit 10.20.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.97	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30,2003.*

10.98	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, effective as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.6 of Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.99	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.20.7 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.100	Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.101	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 15, 1998, is incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.102	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of March 15, 2001, is incorporated herein by reference to Exhibit 10.21.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.103	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.104	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.21.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.105	Fifth Amendment to the Albertson’s, Inc. Non-Employees Directors’ Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.21.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.106	Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of November 20, 1990, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.107	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.108	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.22.1 of Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.109	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.110	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.22.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.111	Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.112	Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.113	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of the Registration

Statement on Form S-8 of American Stores Company (Commission File Number 1-5392) filed with the SEC on July 13, 1998.*

10.114	Amendment to the American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Stores Company (Commission File Number 1-5392) filed with the SEC on December 11, 1998.*

10.115	Sixth Amendment to the American Stores Company Supplemental Executive Retirement Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.30.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.116	Albertsons Inc. Change in Control Severance Benefit Trust, dated as of August 1, 2004, by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended November 3, 2005.*

(12)	Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries to the Company.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)

DATE: April 25, 2007	By:	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	Chairman of the Board; Chief Executive Officer; and Director (principal executive officer)	April 25, 2007

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 25, 2007

/S/ A. GARY AMES* A. Gary Ames	Director

/s/ IRWIN COHEN* Irwin Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ PHILIP L. FRANCIS* Philip L. Francis	Director

/s/ EDWIN C. GAGE* Edwin C. Gage	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ MARISSA PETERSON* Marissa Peterson	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers	Director

/S/ WAYNE SALES* Wayne Sales	Director

/S/ KATHI SEIFERT* Kathi Seifert	Director

*	Executed this 25th day of April 2007, on behalf of the indicated Directors by Burt Fealing, duly appointed Attorney-in-Fact.

By:	/s/ BURT FEALING
Burt Fealing
Attorney-in-Fact

Exhibit 31.1

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Jeffrey Noddle, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 24, 2007;

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

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: April 25, 2007	/s/ JEFFREY NODDLE
Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Pamela K. Knous, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 24, 2007;

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

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: April 25, 2007	/s/ PAMELA K. KNOUS
Executive Vice President, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended February 24, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company for the period and as of the dates covered thereby.

Dated: April 25, 2007	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Exhibit 32.2

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended February 24, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company for the period and as of the dates covered thereby.

Dated: April 25, 2007	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President, Chief Financial Officer

SUPERVALU INC.

Annual Report on Form 10-K

Items 6, 8 and 15(a)

Index of Selected Financial Data and Financial Statements and Schedules

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. AND Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

(In millions)

	2007	2006	2005	2004	2003
Statement of Earnings Data (a)
Net sales	$37,406	$19,864	$19,543	$20,210	$19,160
Cost of sales	29,267	16,977	16,681	17,373	16,567
Selling and administrative expenses	6,834	2,448	2,229	2,220	2,020
Gain on sale of WinCo Foods, Inc.	—	—	109	—	—
Restructure and other charges	—	4	26	16	3
Operating earnings	1,305	435	716	601	570
Interest, net	558	106	115	146	162
Earnings before income taxes	747	329	601	455	408
Provision for income taxes	295	123	215	175	151
Net earnings	452	206	386	280	257
Net earnings per common share—diluted	2.32	1.46	2.71	2.01	1.86

Balance Sheet Data (a)
Inventories (FIFO) (b)	$2,927	$1,114	$1,181	$1,214	$1,195
Working capital (b)	67	821	643	361	289
Property, plant and equipment, net	8,415	1,969	2,191	2,126	2,209
Total assets	21,702	6,153	6,274	6,162	5,896
Long-term debt (c)	9,192	1,406	1,579	1,634	2,020
Stockholders’ equity	5,306	2,619	2,511	2,210	2,009

Other Statistics (a)
Net earnings as a percent of net sales	1.21%	1.04%	1.97%	1.39%	1.34%
Return on average stockholders’ equity	9.61%	7.95%	16.24%	13.29%	12.97%
Book value per common share	$25.40	$19.20	$18.53	$16.40	$15.03
Current ratio (b)	0.99:1	1.51:1	1.40:1	1.20:1	1.19:1
Debt to capital ratio (d)	64.1%	36.7%	40.1%	46.7%	51.8%
Dividends declared per common share	$0.6575	$0.6400	$0.6025	$0.5775	$0.5675
Weighted average common shares outstanding—diluted	196	146	145	143	143
Depreciation and amortization	$879	$311	$303	$302	$297
Capital expenditures (e)	$927	$365	$326	$371	$439
Net cash provided by operating activities	$801	$695	$801	$847	$584
Net cash used in investing activities	$(2,760)	$(258)	$(162)	$(272)	$(331)
Net cash provided by (used in) financing activities	$1,443	$(193)	$(458)	$(312)	$(236)

Fiscal 2007 information presented above includes results of the Acquired Operations beginning June 2, 2006, as well as the assets and liabilities of the Acquired Operations as of the end of fiscal 2007.

(a)	Fiscal 2004 statement of earnings data includes 53 weeks, and all other years include 52 weeks. Dollars in millions except per share and percentage data.

(b)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $178 million for fiscal 2007, $160 for fiscal 2006, $149 for fiscal 2005, $136 for fiscal 2004 and $146 for fiscal 2003.

(c)	Long-term debt includes Long-term debt and Long-term obligations under capital leases.

(d)	The debt to capital ratio is calculated as debt, which includes notes payable, current debt, current obligations under capital leases, long-term debt and long-term obligations under capital leases, divided by the sum of debt and stockholders’ equity.

(e)	Capital expenditures include fixed asset additions and non-cash capital lease asset additions.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 24, 2007 and February 25, 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended February 24, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 24, 2007 and February 25, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 24, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Notes 1 and 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on February 26, 2006. As disclosed in Note 15 to the consolidated financial statements, on February 24, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SUPERVALU INC.’s internal control over financial reporting as of February 24, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 25, 2007 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/S/    KPMG LLP

Minneapolis, Minnesota

April 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that SUPERVALU INC. maintained effective internal control over financial reporting as of February 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SUPERVALU INC. maintained effective internal control over financial reporting as of February 24, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 24, 2007 and February 25, 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended February 24, 2007, and our report dated April 25, 2007 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Minneapolis, Minnesota

April 25, 2007

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In millions, except percent data)

	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)
Net sales
Retail food	$28,016	$10,635	$10,549
	74.9%	53.5%	54.0%
Supply chain services	9,390	9,229	8,994
	25.1%	46.5%	46.0%

Total net sales	$37,406	$19,864	$19,543
	100.0%	100.0%	100.0%

Operating earnings
Retail food	$1,179	$269	$446
Supply chain services	257	214	235
General corporate expenses	(131)	(44)	(48)
Gain on sale of WinCo Foods, Inc.	—	—	109
Restructure and other charges	—	(4)	(26)

Total operating earnings	1,305	435	716
Interest expense, net	(558)	(106)	(115)

Earnings before income taxes	$747	$329	$601

Identifiable assets
Retail food	$18,949	$2,858	$3,270
Supply chain services	2,697	2,614	2,550
Corporate	56	681	454

Total	$21,702	$6,153	$6,274

Depreciation and amortization
Retail food	$783	$216	$207
Supply chain services	96	94	95
Corporate	—	1	1

Total	$879	$311	$303

Capital expenditures
Retail food	$823	$248	$219
Supply chain services	103	116	106
Corporate	1	1	1

Total	$927	$365	$326

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

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)
Net sales	$37,406	$19,864	$19,543
Costs and expenses
Cost of sales	29,267	16,977	16,681
Selling and administrative expenses	6,834	2,448	2,229
Gain on sale of WinCo Foods, Inc.	—	—	109
Restructure and other charges	—	4	26

Operating earnings	1,305	435	716

Interest
Interest expense	600	139	138
Interest income	42	33	23

Interest expense, net	558	106	115

Earnings before income taxes	747	329	601
Provision for income taxes	295	123	215

Net earnings	$452	$206	$386

Net earnings per common share—basic	$2.38	$1.52	$2.86
Net earnings per common share—diluted	$2.32	$1.46	$2.71
Weighted average number of common shares outstanding
Basic	189	136	135
Diluted	196	146	145

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 24, 2007	February 25, 2006
ASSETS
Current assets
Cash and cash equivalents	$285	$801
Receivables, less allowance for losses of $18 and $16, respectively	957	439
Inventories	2,749	954
Other current assets	469	89

Total current assets	4,460	2,283

Property, plant and equipment, net	8,415	1,969
Goodwill	5,921	1,614
Intangibles, net	2,450	94
Other assets	456	193

Total assets	$21,702	$6,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,741	$1,147
Accrued vacation, compensation and benefits	807	230
Current maturities of long-term debt	226	75
Current obligations under capital leases	60	37
Income taxes currently payable	51	23
Other current liabilities	820	110

Total current liabilities	4,705	1,622

Long-term debt	7,863	974
Long-term obligations under capital leases	1,329	432
Deferred income taxes	508	54
Other liabilities	1,991	452
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized 400 shares
Shares issued, 229 and 151, respectively	229	151
Capital in excess of par value	2,708	132
Accumulated other comprehensive losses	(235)	(128)
Retained earnings	3,103	2,777
Treasury stock, at cost, 20 and 14 shares, respectively	(499)	(313)

Total stockholders’ equity	5,306	2,619

Total liabilities and stockholders’ equity	$21,702	$6,153

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss (1)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
BALANCES AT FEBRUARY 28, 2004	$151	$102	$(298)	$(99)	$2,354	$2,210	$—
Net earnings	—	—	—	—	386	386	386
Minimum pension liability adjustment (net of tax of $16)	—	—	—	(5)	—	(5)	(5)
Sales of common stock under option plans	—	13	44	—	—	57	—
Cash dividends declared on common stock $0.6025 per share	—	—	—	—	(82)	(82)	—
Compensation under employee incentive plans	—	1	—	—	—	1	—
Purchase of shares for treasury	—	—	(56)	—	—	(56)	—

BALANCES AT FEBRUARY 26, 2005	151	116	(310)	(104)	2,658	2,511	381
Net earnings	—	—	—	—	206	206	206
Minimum pension liability adjustment (net of tax of $16)	—	—	—	(24)	—	(24)	(24)
Sales of common stock under option plans	—	14	23	—	—	37	—
Cash dividends declared on common stock $0.6400 per share	—	—	—	—	(87)	(87)	—
Compensation under employee incentive plans	—	2	3	—	—	5	—
Purchase of shares for treasury	—	—	(29)	—	—	(29)	—

BALANCES AT FEBRUARY 25, 2006	151	132	(313)	(128)	2,777	2,619	182
Net earnings	—	—	—	—	452	452	452
Minimum pension and other postretirement liability adjustment (net of tax of $71 and $17, respectively) (2)	—	—	—	(107)	—	(107)	(26)
Stock, options and restricted stock units issued in connection with acquisition of New Albertsons	69	2,327	—	—	—	2,396	—
Sales of common stock under option plans	8	221	30	—	—	259	—
Cash dividends declared on common stock $0.6575 per share	—	—	—	—	(126)	(126)	—
Compensation under employee incentive plans	1	28	4	—	—	33	—
Purchase of shares for treasury	—	—	(220)	—	—	(220)	—

BALANCES AT FEBRUARY 24, 2007	$229	$2,708	$(499)	$(235)	$3,103	$5,306	$426

(1)	The Accumulated Other Comprehensive Loss consisted of $203 and $32, net of tax, related to pension liabilities and other postretirement liabilities, respectively as of February 24, 2007 and related exclusively to pension liabilities as of February 25, 2006 and February 26, 2005.
(2)	The effect of adopting SFAS No. 158 of $81, net of tax of $54, was recorded in Accumulated Other Comprehensive Income in fiscal 2007.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)
Cash flows from operating activities
Net earnings	$452	$206	$386
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of WinCo Foods, Inc.	—	—	(109)
Loss on sale of Cub Chicago	—	95	—
Restructure and other charges	—	4	26
Impairment charges	26	73	—
Depreciation and amortization	879	311	303
LIFO charge	18	13	6
(Gain) loss on sale of property, plant and equipment	(15)	6	7
Deferred income taxes	44	(61)	49
Stock based compensation	42	3	12
Other adjustments, net	(6)	8	(1)
Changes in assets and liabilities, net of effects from acquisition and dispositions of businesses:
Receivables	258	22	47
Inventories	28	28	35
Accounts payable	(471)	(60)	32
Income taxes currently payable	(224)	(21)	(67)
Other assets and liabilities	(230)	68	75

Net cash provided by operating activities	801	695	801

Cash flows from investing activities
Proceeds from sale of assets	189	50	35
Proceeds from sale of WinCo Foods, Inc.	—	—	230
Purchases of property, plant and equipment	(837)	(308)	(263)
Business acquisitions, net of cash acquired	(2,402)	—	(164)
Release of restricted cash	238	—	—
Other	52	—	—

Net cash used in investing activities	(2,760)	(258)	(162)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,313	—	4
Repayment of long-term debt	(1,443)	(70)	(332)
Payment of Albertsons standalone drug business payables	(299)	—	—
Reduction of obligations under capital leases	(47)	(34)	(33)
Dividends paid	(113)	(86)	(80)
Proceeds from the sale of common stock under option plans	252	26	39
Payment for purchase of treasury shares	(220)	(29)	(56)

Net cash provided by (used in) financing activities	1,443	(193)	(458)

Net (decrease) increase in cash and cash equivalents	(516)	244	181
Cash and cash equivalents at beginning of year	801	557	376

Cash and cash equivalents at end of year	$285	$801	$557

See Notes to Consolidated Financial Statements.

SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s non-cash activities were as follows:

Capital lease asset additions and related obligations	$73	$57	$63
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$545	$117	$122
Income taxes paid (net of refunds)	$310	$172	$217

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, shares, stock options and restricted stock units in millions, except per share data)

NOTE 1—BUSINESS DESCRIPTION

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor of two wholesale grocery firms established in the 1870’s. SUPERVALU is one of the largest companies in the United States grocery channel.

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Market, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah.

As of February 24, 2007, the Company conducted its retail operations through 2,478 stores including 876 combination stores (defined as food and drug), 412 food stores and 1,190 limited assortment food stores. Included in the total store counts are 858 licensed limited assortment food stores and 120 fuel centers. Store counts are adjusted for the planned sale of 18 Scott’s stores and the sale or closure of 10 Jewel-Osco stores in the Milwaukee area. Additionally, the Company provides supply chain services and related logistics support services across the United States retail grocery channel. As of February 24, 2007, the Company served as the primary grocery supplier to approximately 2,200 retail food stores in 48 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 400 stores. The Company’s supply chain activities are supported by 24 major Company distribution operations, located throughout the United States.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. References to the Company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of New Albertsons and the Company, the accompanying February 24, 2007 Consolidated Balance Sheet includes the assets and liabilities related to New Albertsons as of February 22, 2007. The twelve week operating results for the period December 1, 2006 through February 22, 2007 of New Albertsons are included in the fourth quarter results of the Company. The thirty-eight week operating results for the period June 2, 2006 through February 22, 2007 of New Albertsons are included in the February 24, 2007 results in the Consolidated Statements of Earnings.

Revenue Recognition

Revenues from product sales are recognized at the point of sale for the Retail food segment and upon delivery for the Supply chain services segment. Typically, invoicing, shipping, delivery and customer receipt of Supply chain services product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues and costs from third party logistic operations are recorded in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Generally, when the Company is the primary obligor in a transaction, is subject to inventory and/or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned have little or no credit risk, the Company generally records the net amounts as management fees earned.

Cost of Sales

Cost of sales includes cost of inventory sold during the period, including purchasing and distribution costs and shipping and handling fees.

Advertising expenses are a component of Cost of sales in the Consolidated Statements of Earnings and are expensed as incurred. Advertising expenses were $301, $79 and $81 for fiscal 2007, 2006 and 2005, respectively.

The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities, including: placement of the vendors’ products in the Company’s advertising; display of the vendors’ products in prominent locations in the Company’s stores; introduction of new products into the Company’s distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. As of February 24, 2007, the terms of the Company’s vendor funds arrangements varied in length from primarily short-term arrangements that are to be completed within a quarter to long-term arrangements that are primarily expected to be completed within three years.

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold in accordance with EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable in the Consolidated Balance Sheets, and the net change in cash book overdrafts in the Accounts payable line item within the Cash flows from operating activities section of the Consolidated Statements of Cash Flows. At February 24, 2007 and February 25, 2006, the Company had net book overdrafts of $416 and $198, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance,

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. The allowance for losses on receivables was $28 and $27 in fiscal 2007 and 2006, respectively. Bad debt expense was $2, $5 and $7 in fiscal 2007, 2006 and 2005, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

Approximately 82 percent and 65 percent of the Company’s inventories are valued using the last-in, first-out (“LIFO”) method for fiscal 2007 and 2006, respectively. The first-in, first-out method (“FIFO”) is used to determine cost for some of the highly consumable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $178 at February 24, 2007 and $160 at February 25, 2006.

The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the cost of its inventory. The RIM valuation of inventories is at cost and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories.

During fiscal 2007, 2006 and 2005, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2007, 2006 and 2005 purchases. As a result, Cost of sales decreased by $6, $7 and $11 in fiscal 2007, 2006 and 2005, respectively.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Reserves for Closed Properties and Asset Impairment Charges

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 26 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

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

Reserves for Self-Insurance

The Company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk free interest rate. The present value of such claims was calculated using discount rates ranging from 4.7 to 5.0 percent for fiscal 2007 and 3.7 to 6.8 percent for both fiscal 2006 and fiscal 2005. Any projection of losses concerning workers’ compensation, health care and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

A summary of changes in the Company’s reserves for self-insurance is as follows:

	2007	2006	2005
Claims and claim adjustment expense reserves at beginning of year	$58	$59	$54

Acquisition of New Albertsons (net of reinsurance receivable of $35)	922	—	—
Claim and claim adjustment expenses	193	51	60

Total increases	1,115	51	60
Claim payments	(217)	(52)	(55)

Net reserves	956	58	59
Reinsurance receivable	36	—	—

Claims and claim adjustment expense reserves at end of year	992	58	59

Less current portion	(329)	(27)	(29)

Long-term portion	$663	$31	$30

The current portion of the reserves for self-insurance is included in Other current liabilities, and the long-term portion is included in Other liabilities in the Consolidated Balance Sheets. The claims and claim adjustment expense reserves at end of year are net of the discount in the amount of $148, $11 and $12 for 2007, 2006, and 2005 respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $11, $2 and less than $1 was capitalized in fiscal years 2007, 2006 and 2005, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets in a business combination. Acquired goodwill and intangible assets that are determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually in the Company’s fourth quarter. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When a triggering event occurs, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the asset or group of assets as defined in SFAS No. 144. If impairment is identified for long-lived assets to be held and used, the undiscounted future cash flows are compared to the asset’s current carrying value. Impairment is recorded when the carrying value exceeds the undiscounted future cash flows. For long-lived assets that are classified as Assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. These estimates can be significantly impacted by factors such as changes in real estate market conditions, the economic environment and inflation. Impairment charges are a component of Selling and administrative expenses in the Consolidated Statement of Earnings.

For properties that have closed and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using credit risk-free rates and net of estimated sublease recovery, is recognized as a liability and charged to operations. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal real estate specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of the Company’s previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific factors such as real estate markets, the economic environment and inflation.

Deferred Rent

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

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.” SFAS No. 133 and SFAS No. 138 require that all derivative financial instruments are recorded on the balance sheet at their respective fair value.

The Company has limited involvement with derivatives, primarily interest rate swap agreements, and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. See Note 19 – Subsequent Events.

Stock-based Compensation

The Company’s stock based compensation plans along with the adoption of SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), and its effects are described more fully in Note 12—Stock-Based Compensation. Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended February 24, 2007 included: (1) compensation expense for all stock-based awards granted prior to, but not yet vested as of February 25, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation expense for all stock-based awards granted on or after February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company used the straight-line method to recognize the expense related to the option plan prior to and subsequent to the adoption of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Earnings for the year ended February 24, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The effect of adopting SFAS No. 123(R) was an additional after tax expense of $15 ($0.08 per basic and diluted share) recognized in the Consolidated Statement of Earnings for the 52 weeks ended February 24, 2007. Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Income Taxes

The Company provides for deferred income taxes during the year in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. The major temporary differences and their net effect are included in Note 11—Income Taxes.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders’ equity in the Consolidated Statements of Stockholders’ Equity.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of those estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current presentation including reclassifications between Cash and Accounts payable in the fiscal 2006 Consolidated Balance Sheet and fiscal 2006 and 2005 Consolidated Statements of Cash Flows to properly classify cash book overdrafts. The reclass resulted in an increase in Cash and Accounts payable of $115 in the fiscal 2006 Consolidated Balance Sheet. The reclass resulted in an increase in cash inflow related to Accounts payable of $22 and $9 on the Consolidated Statements of Cash Flow in fiscal 2006 and 2005, respectively. These reclassifications had no effect on reported earnings.

NOTE 3—BUSINESS ACQUISITION

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stores give the Company a strong market presence in many key urban markets with little overlap with the Company’s legacy business.

The Company purchased the Acquired Operations using a combination of stock, debt assumption and cash comprised of:

Acquisition of approximately 372 shares of outstanding Albertsons common stock:
In cash	$7,572
In exchange for approximately 68.5 shares of SUPERVALU common stock	2,251
Debt assumed	6,123
Cash settlement of restricted stock unit and stock option awards	143
Restricted stock unit and stock option awards assumed	143
Direct costs of the acquisition	49

Total purchase price	$16,281

The sale of the Standalone Drug Business to CVS and the sale of the Non-Core Business to the Cerberus Group generated $4,911 in cash that was combined with the Company’s relative portion of the purchase price of approximately $11,400 in cash and equity to complete the Albertsons acquisition.

Acquisition of New Albertsons Common Stock

Pursuant to the Acquisition agreement, each share of New Albertsons common stock was acquired for $20.35 in cash and 0.182 shares of SUPERVALU common stock (the “Acquisition Consideration”). The cash portion of the Acquisition Consideration was funded using $556 of cash on hand, $135 of the Acquired Operations’ cash on hand, $1,970 of debt financing provided by new credit facilities (see Note 9—Debt), and the cash proceeds of $4,911 from the simultaneous sale of the Standalone Drug and the Non-Core Businesses historically operated by Albertsons. The fair value of SUPERVALU common stock issued was $32.73 per share, which represented the average closing price of the Company’s common stock beginning two days before and ending two days after the January 23, 2006 announcement date of the Acquisition.

Transition Services Agreement

In connection with the purchase of Albertsons LLC by the Cerberus Group, the Company entered into a transition services agreement (the “TSA”). The TSA provides for a two-year term and fixed payments to the Company of $155 in the aggregate in the first year and $135 in the aggregate in the second year and, in addition, quarterly variable payments of $8.75 for a total of $35 of variable payments per year. During the second quarter of fiscal 2007 the fixed payments provided for under the TSA were modified to reflect the transfer of certain personnel from the Company to Albertsons LLC. The transfer of personnel resulted in a reduction in Company-incurred expense and TSA fixed payments of approximately $10.6 in year one and $10.6 in year two. After the initial quarter of the TSA, the quarterly variable payments may be reduced by $0.4375 for each increment of 35 stores that will no longer be supported under the terms of the agreement. Based on stores that are closed as of February 24, 2007, the future quarterly variable payment amount is $7.4. Albertsons LLC is required to provide the Company with 60 days advance notice of stores that will no longer be supported under the TSA, during which time the Company intends to reduce the support infrastructure and related costs. The TSA fees are included in Selling and administrative expenses in the Consolidated Statement of Earnings for fiscal 2007.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Assumed

The Company assumed $6,123 of the Acquired Operations’ outstanding debt. This debt consisted primarily of publicly issued notes and debentures (including mandatory convertible securities), medium term notes and capital lease obligations (see Note 9—Debt). The estimated fair value of the debt assumed by the Company was $6,088. The fair value of the public notes and debentures were estimated based on market quotes. The fair value of the mandatory convertible securities was estimated based on the closing market price of the security. The fair value for the remaining debt was estimated based on the market yields of publicly traded debt with similar credit ratings, interest rates, and maturity dates.

Cash Settlement of Stock Options and Restricted Stock Units

As of the Acquisition Date, Albertsons had approximately 31 stock options and 7 restricted stock units outstanding. As a result of the Acquisition, all outstanding awards fully vested other than approximately 0.4 restricted stock unit awards. In accordance with the Acquisition agreement, the Company settled in cash and stock all of the Albertsons stock options held by Albertsons employees who did not become employees of the Company. The Company also settled all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock.

Stock Options and Restricted Stock Units Assumed

In accordance with the Acquisition agreement, the Company assumed the obligation of stock options and approximately 0.4 unvested restricted stock units of individuals who became employees of the Company. The stock options became fully vested and were converted into the right to acquire a total of 21 shares of SUPERVALU stock, using an exchange ratio based on the Acquisition Consideration.

Direct Costs of the Acquisition

Direct costs of the Acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the Acquisition.

Preliminary Purchase Price Allocation

The Acquisition was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). As a result, the Company applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of New Albertsons. The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date. These preliminary purchase price allocations are estimates as of February 24, 2007 based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of long-lived assets, inventories, intangible assets, capital and operating lease obligations, income taxes and deferred income taxes, and residual goodwill. Additionally, the Company is in the process of gathering data and making assessments in other areas that could have an impact on the final purchase price allocation. The valuations are preliminary due primarily to the size and complexity of the Acquisition.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Initial Purchase Price Allocation	Preliminary Purchase Price Allocation
Current assets	$3,320	$3,339
Property, plant and equipment	6,877	6,613
Goodwill	4,291	4,333
Intangibles	2,610	2,410
Other assets	443	376

Total assets acquired	17,541	17,071
Current liabilities	3,868	3,948
Long-term debt	5,846	6,045
Deferred income taxes	1,096	610
Other liabilities	1,671	1,356

Total liabilities assumed	12,481	11,959

Net assets acquired	$5,060	5,112
Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons		135
Cash proceeds from the sale of the Standalone Drug Business and Non-Core Business of Albertsons		4,911
Debt assumed		6,123

Total purchase price		$16,281

Preliminary values of intangible assets include the following:

	Preliminary Purchase Price Allocation February 24, 2007	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,350
Liquor licenses	12

Total non-amortizing	1,362

Amortizing:
Favorable operating leases	813	21
Customer lists and other	235	9

Total amortizing	1,048	18

Total	$2,410

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary purchase price allocation to intangible assets is based on estimated fair values determined by internal analyses and third-party valuation specialists. Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of less than one to 30 years.

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled $143. These leases have an estimated weighted average life of 15 years and are included in other liabilities.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as Goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of SUPERVALU and the Acquired Operations as if the Acquisition had occurred at the beginning of fiscal 2007 and 2006, respectively. Certain adjustments have been made to reflect changes in depreciation, income taxes and interest expense that would have resulted from the change in the accounting base of certain assets and liabilities due to the Acquisition, based on the Company’s preliminary estimates of fair value and increased debt to fund the Acquisition. These adjustments are subject to change as the initial estimates are refined over time. Because of differences in the accounting calendars of SUPERVALU and the Acquired Operations, the pro forma results below for the 52 weeks ended February 24, 2007 include SUPERVALU results for the 52 weeks and results of the Acquired Operations for 51 weeks. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma financial information for fiscal 2006 does not reflect any potential synergies.

	(Unaudited) Year ended
	February 24, 2007	February 25, 2006
Net sales	$43,356	$44,286
Net earnings (1)	536	385
Weighted average common shares:
Basic	202	202
Diluted	208	208
Earnings per share:
Basic	$2.64	$1.90
Diluted	2.58	1.88

(1)	Certain items impacting the comparability of this pro forma financial information include: (a) $40 after-tax expense recognized in fiscal 2007 due to transaction costs related to the Acquisition; (b) $29 after-tax curtailment gain recognized in fiscal 2007 that resulted from amendments to certain of Albertsons’ defined benefit pension plans, (c) $23 after-tax charge for the planned disposition of 18 Scott’s stores in fiscal 2007; (d) $19 after-tax incremental stock option expense related to the Company’s adoption of SFAS No. 123(R) in fiscal 2007; (e) $61 after-tax charge for the sale of Cub Foods stores in Chicago in fiscal 2006; and (f) $38 after-tax charge for the disposition of Shop ’n Save stores in Pittsburgh in fiscal 2006.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 12—Stock-Based Compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s consolidated financial statements.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 24, 2007. The adoption of SFAS No. 158 and its effects are described in Note 15—Benefit Plans.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Securities and Exchange Commission staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 24, 2007 and did not have a material effect on the Company’s consolidated financial statements.

NOTE 5—CLOSED PROPERTIES AND ASSET IMPAIRMENT CHARGES

During fiscal 2007, the Company committed to a plan to dispose of 18 Scott’s retail stores. Related to this disposition, the Company recorded a fourth quarter pre-tax charge of $26 million, which includes property, plant and equipment related impairment charges of $6, goodwill impairment charges of $19 and other charges of $1.

During fiscal 2006, the Company announced the plans to dispose of twenty corporate operated Shop ’n Save retail stores in Pittsburgh. Related to this disposition, the Company recorded a charge of $65 million, which included property, plant and equipment related impairment charges of $52 million, goodwill impairment charges of $7 million and other charges of $6 million.

During fiscal 2006, the Company sold 26 Cub Foods stores located primarily in the Chicago area to the Cerberus Group for a pre-tax and after-tax loss of approximately $95 and $61, respectively. The pre-tax loss is included in Selling and administrative expenses on the Consolidated Statements of Earnings.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, the Company sold its minority ownership interest in WinCo. As a result of the sale, the Company recognized an after-tax gain of $68 ($109 pre-tax).

Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Additions include approximately $19 of reserves for closed properties acquired from Albertsons, which were recorded in purchase accounting. Adjustments in the table below include approximately $62 related to the fair value of liabilities recognized in purchase accounting at the Acquisition Date for lease liabilities of former Albertsons stores.

At February 24, 2007, the remaining 2001 restructuring reserve of $15 included $14 representing the estimated fair value of future lease payments less estimated sublease income related to properties exited and $1 related to a multi-employer pension plan withdrawal liability. Future lease payments related to facilities primarily under operating leases that were exited as part of the 2001 restructuring plan will continue through fiscal 2027 and the Company expects the multi-employer pension plan withdrawal liability will be paid in full by the end of fiscal 2008.

Details of these reserves were as follows:

	2007	2006	2005
Beginning balance	$62	$81	$77
Additions	36	10	13
Usage	(42)	(30)	(31)
Adjustments	62	1	22

Ending balance	$118	$62	$81

Asset Impairment

The Company recognized asset impairment charges of $7 (excluding the $19 goodwill and $1 other charges related to Scott’s discussed above) for the 52 weeks ended February 24, 2007, primarily for the write-down of property, plant and equipment related to the plan to dispose of the 18 Scott’s retail stores. The Company recognized asset impairment charges of $66 during fiscal 2006 on the write-down of property, plant and equipment for closed properties, primarily related to the plan to dispose of corporate operated Shop ’n Save retail stores in Pittsburgh and the impairment of certain assets following the planned disposition of Deals stores. The Company recognized asset impairment charges of $5 in fiscal 2005 on the write-down of property, plant and equipment for closed properties. The asset impairment charges for fiscal 2007, 2006 and 2005 related to the Retail food segment. Impairment charges, a component of Selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	February 24, 2007	February 25, 2006
Land	$1,482	$131
Buildings	3,462	1,176
Property under construction	265	60
Leasehold improvements	1,326	427
Equipment	3,293	1,849
Capitalized leases	1,135	452

	10,963	4,095
Accumulated depreciation	(2,378)	(1,992)
Accumulated amortization on capital leases	(170)	(134)

	$8,415	$1,969

Depreciation expense was $793, $274 and $265 for 2007, 2006 and 2005, respectively. Amortization expense of capital leases was $54, $32 and $35 for 2007, 2006 and 2005, respectively.

NOTE 7—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Due to the Acquisition, the Company recorded $2,410 of intangible assets primarily related to tradenames, leasehold rights and customer relationships. The Company also recorded $4,333 of Goodwill based on preliminary purchase price allocations (see Note 3 – Business Acquisition).

At February 24, 2007, the Company had approximately $5,103 of Goodwill related to Retail food and $818 related to Supply chain services.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in the Company’s Goodwill and other acquired intangible assets during fiscal 2007 and fiscal 2006 follows:

	February 26, 2005	Amorti- zation	Additions	Other net adjustments	February 25, 2006	Amorti- zation	Additions	Other net adjustments	February 24, 2007
Goodwill	$1,628		$6	$(20)	$1,614		$4,333	$(26)	$5,921

Other acquired intangible assets:
Trademarks and tradenames	$22		$—	$—	$22		$1,362	$—	$1,384
Leasehold Rights, Customer lists and other (accumulated amortization of $63 and $24, at February 24, 2007 and February 25, 2006, respectively)	49		1	—	50		1,043	(11)	1,082
Customer relationships (accumulated amortization of $8 and $5 at February 24, 2007 and February 25, 2006, respectively)	47		1	—	48		—	—	48
Non-compete agreements (accumulated amortization of $6 and $5 at February 24, 2007 and February 25, 2006, respectively)	8		—	—	8		6	(1)	13

Total other acquired intangible assets	126		2	—	128		2,411	(12)	2,527
Accumulated amortization	(27)	$(7)	—	—	(34)	$(48)	—	5	(77)

Total other acquired intangible assets, net	$99	$(7)	$2	$—	$94	$(48)	$2,411	$(7)	$2,450

The increase in Goodwill from $1,614 as of February 25, 2006 to $5,921 at February 24, 2007 resulted primarily from the $4,333 Goodwill related to the Acquisition. Other net adjustments consist primarily of a Goodwill impairment charge of $19 related to the Company’s plan to dispose of 18 Scott’s banner stores.

The decrease in Goodwill from $1,628 as of February 26, 2005 to $1,614 as of February 25, 2006 resulted primarily from purchase accounting adjustments of $29 between Deferred income taxes and Goodwill related to former acquisitions and reductions of Goodwill of $11 primarily related to the disposition of the Shop ’n Save Pittsburgh and Cub Foods Chicago stores, which were partially offset by purchase accounting adjustments to increase Goodwill by $20 for the finalization of the valuation related to the acquisition of Total Logistics in fiscal 2005.

Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from less than one to 37 years. Amortization expense of $48, $7 and $6 was recorded in fiscal 2007, 2006 and 2005, respectively. Future amortization expense will approximate $69 per year for each of the next five years. All intangible assets are amortizable with the exception of the trademarks and tradenames. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually in the Company’s fourth quarter.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the Company entered into swap agreements in the aggregate notional amount of $225 relating to the Company’s 7.875 percent fixed interest rate promissory notes due fiscal 2010. The Company receives a fixed interest rate of 7.875 percent on the notional amount of the swaps and pays interest based on the three-month U.S. dollar LIBOR rate (5.36 percent and 4.68 percent as of February 24, 2007 and February 25, 2006, respectively) plus 2.55 percent to 2.60 percent. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the Company and are a component of Other assets in the Consolidated Balance Sheets. On a quarterly basis, the Company performs an assessment of effectiveness and a measurement of ineffectiveness. Through February 24, 2007, the net earnings impact was zero. See Note 19 – Subsequent Events.

Fair Value Disclosures of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and notes payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable approximates the book value at February 24, 2007. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded debt instruments of similar credit quality.

The estimated fair value of the Company’s long-term debt (including current maturities) was in excess of the book value by approximately $380 at February 24, 2007. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

The estimated fair value of the Company’s interest rate swaps was equal to the book value at February 24, 2007. The fair value of interest rate swaps is the amount at which they could be settled and is estimated by obtaining quotes from brokers. See Note 19 – Subsequent Events.

NOTE 9—DEBT

As a result of the Acquisition, the Company assumed $5,183 of the Acquired Operations’ outstanding long-term debt, excluding capital leases (see Note 3 – Business Acquisition). In accordance with the application of the purchase method of accounting, the Company estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons long-term debt of $231 as of the Acquisition Date, which will be amortized to Interest expense using the effective interest method over the remaining terms of the respective debt instruments. In the table below, the stated interest rates for the debt assumed from New Albertsons are followed by the effective rates in parentheses resulting from the discounts and premiums due to purchase accounting fair value adjustments. Borrowings are unsecured unless indicated otherwise.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 24, 2007	February 25, 2006
Variable Rate Note, currently 7.10%, due June 2012 (face amount $1,241)	$1,241	$—
Variable Rate Note, currently 6.85%, due June 2011 (face amount $713)	713	—
7.50% (7.49%) Notes due February 2011 (face amounts $700)	700	—
Revolving Credit Facility, currently 7.08%, due June 2011 (face amount $654)	654	—
Notes, average interest rate of 6.68% (7.89%), due June 2007 – June 2028 (face amounts $662)	592	—
7.45% (8.73%) Debentures due August 2029 (face amounts $650)	569	—
7.50% Note due November 2014 (face amount $500)	500	—
8.00% (8.86%) Debentures due May 2031 (face amounts $400)	366	—
6.95% (6.71%) Notes due August 2009 (face amounts $350)	352	—
7.88% Notes due August 2009 (face amounts $350)	350	350
7.50% Notes due May 2012 (face amounts $300)	300	300
8.35% (7.15%) Notes due May 2010 (face amounts $275)	284	—
8.00% (8.46%) Debentures due June 2026 (face amounts $272)	260	—
8.70% (8.97%) Debentures due May 2030 (face amounts $225)	219	—
7.50% (5.44%) Debentures due May 2037 (face amounts $200)	209	—
7.25% (7.53%) Notes due May 2013 (face amounts $200)	197	—
7.75% (8.76%) Debentures due June 2026 (face amounts $200)	181	—
Accounts Receivable Securitization Facility, currently 5.35% (face amount $159)	159	—
7.90% (7.98%) Debentures due May 2017 (face amounts $96)	95	—
4.50% Yield Zero-coupon Convertible Debentures due November 2031 (face amounts $159 and $811, respectively)	53	259
Variable Rate Industrial Revenue Bonds, average interest rate of 3.73%, due July 2007 – December 2014 (face amounts $49 and $52, respectively)	49	52
Secured Mortgages and other Notes, average interest rate of 8.26% (7.24%), secured by real estate with a net book value of $50, due June 2007 – April 2019 (face amounts $38)	39	—
6.64% Medium Term Notes due June 2006 (face amounts $65)	—	65
8.28% - 9.46% Notes due 2006 – 2010 (face amounts $10)	—	10
8.02% - 8.57% Notes due 2006 (face amounts $2)	—	2
Other	7	11

Total	8,089	1,049

Less current maturities	(226)	(75)

Long-term debt	$7,863	$974

Aggregate contractual maturities of debt as of February 24, 2007 were:

Fiscal Year
2008	$302
2009	196
2010	914
2011	1,121
2012	948
Thereafter	4,608

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities above reflect contractual maturities of debt (including any remaining debt discounts or premiums) and do not include the potential accelerations due to the debt holders’ ability to cause the Company to repurchase the debt.

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company was in compliance with the financial covenants under the debt agreements as of February 24, 2007.

On October 31, 2006, the Company issued $500 in senior notes. The notes bear interest at a rate of 7.50 percent and are due in 2014. The notes are senior obligations and rank equally with all of the Company’s other senior unsecured indebtedness.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”), and a $1,250 six-year term loan (“Term Loan B”). As of February 24, 2007, rates on the facilities were tied to LIBOR plus 0.50 percent to 2.00 percent or the Prime Rate plus 0.00 percent to 1.00 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of February 24, 2007, based on the Company’s current credit ratings, were 0.40 percent for the facility fees, LIBOR plus 1.50 percent for LIBOR revolving advances, Prime Rate plus 0.50 percent for base rate revolving advances, LIBOR plus 1.50 for Term Loan A and LIBOR plus 1.75 percent for Term Loan B. See Note 19—Subsequent Events.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 for each of the fiscal quarters ending up through December 30, 2006, 2.15 to 1 for each of the fiscal quarters ending up through December 30, 2007, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.50 to 1 for each of the fiscal quarters ending up through December 30, 2007 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of February 24, 2007, the Company is in compliance with the covenants of the senior secured credit facilities.

In conjunction with the $4,000 senior secured credit facilities, the Company terminated its previous five-year unsecured $750 revolving credit agreement dated February 2005. Also terminated were the previous Albertsons credit facilities: $400 dated June 2005, $900 dated June 2004 and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility.

Borrowings under Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date.

As of February 24, 2007, there were $654 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $713, of which $94 was classified as current, and Term Loan B had

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a remaining principal balance of $1,241, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $347 and the unused available credit under the Revolving Credit Facility was $999. The Company also had $65 of outstanding letters of credit issued under separate agreements with financial institutions.

In November 2006, the Company executed a 364-day accounts receivable securitization program, under which the Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on February 24, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of February 24, 2007, there were $159 of outstanding borrowings under this program. As of February 24, 2007, there were $225 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s February 24, 2007 Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the February 24, 2007 Consolidated Balance Sheet.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. On October 2, 2006, the Company purchased $213 of these debentures when over 80 percent of the holders put their debentures to the Company for cash. Holders of the debentures may require the Company to purchase all or a portion of the remaining $53 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 1.5 shares, should all remaining debentures be converted. As of February 24, 2007, no holders have elected conversion of the debentures. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Due to the holders’ ability to convert the debentures to common stock, the Company’s previous announcement of its intent to settle the debentures in cash and the Company’s ability to call the debentures for cash at any time, the debentures are classified as current debt.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 30-days notice. Medium-term notes of $49 due April 2028 contain put options that would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 30-days notice. The $209 of 7.5 percent debentures due May 2037 contain put options that would require the Company to repay the notes in May 2009 if the holders of the notes so elect by giving the Company 30-days notice.

Mandatory Convertible Securities

The Company assumed 46,000,000 of 7.25 percent mandatory convertible securities (“Corporate Units”) upon the Acquisition of New Albertsons. Each Corporate Unit consisted of a forward stock purchase contract and, initially, a 2.5 percent ownership interest in one of Albertsons’ senior notes (which were assumed by New Albertsons in connection with the Acquisition) with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The purchase contracts yield 3.5 percent per year on the stated amount of twenty-five dollars and the senior notes yield 3.75 percent per year.

In October 2006, the Company made an offer to purchase all outstanding Corporate Units. At the close of the offer the Company purchased approximately 35,000,000 Corporate Units at a purchase price of $25.22 per

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Unit, including accrued interest. In January 2007, the Company purchased approximately 4,000,000 Corporate Units at a purchase price of $25.52 per Corporate Unit, including accrued interest. The Company paid an aggregate amount of approximately $979, including accrued interest, and recognized a gain of approximately $1 related to these purchases.

In February 2007, pursuant to the terms of the Corporate Units, the senior notes held as components of Corporate Units (the “Pledged Senior Notes”) were remarketed by the remarketing agent. Through the remarketing, the Company purchased all of the remarketed senior notes for approximately $180 and recognized a gain of less than $1. The proceeds of the remarketing of the Pledged Senior Notes (net of remarketing fee) were delivered to the collateral agent and used to purchase U.S. treasury securities, maturing on or about the purchase contract settlement date of May 16, 2007 (the “Purchase Contract Settlement Date”). The treasury securities will serve as collateral for the holders’ obligations under the purchase contracts associated with the Corporate Units.

As of February 24, 2007, under the terms of the purchase contracts, the Company would be required to issue a minimum of 1.1 shares and a maximum of 1.4 shares of its common stock for the remaining purchase contracts. If the purchase contracts had been settled at February 24, 2007, the Company would have received approximately $45 of net cash and would have issued approximately 1.2 shares of its common stock. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration ($20.35 in cash and 0.182 SUPERVALU shares per share of Albertsons common stock subject to the settlement rate). The net amount of cash received will be recorded as an increase to stockholders’ equity.

Upon settlement of the purchase contracts on May 16, 2007, the Company will receive approximately $45 of net cash and issue 1.2 shares.

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in the diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is above $46.54, and will potentially occur when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. For the year ended February 24, 2007, the Corporate Units were dilutive by approximately 0.09 shares.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—LEASES

Capital and Operating Leases

The Company leases certain retail food stores, food distribution warehouses, office facilities and equipment. Many of these leases include renewal options, and to a limited extent, include options to purchase. Future minimum lease payments for noncancellable operating leases (which exclude the amortization or Acquisition-related fair value adjustments) and capital leases at February 24, 2007 were as follows:

	Operating Leases	Capital Leases
Fiscal Years:
2008	$416	$159
2009	446	158
2010	351	158
2011	324	153
2012	292	146
Later	2,238	1,566

Total future minimum obligations	4,067	2,340
Less interest		(998)

Present value of net future minimum obligations		1,342
Less current obligations		(54)

Long-term obligations		$1,288

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lessee, ranging from approximately 5.4 percent to 13.8 percent, with a weighted average ratio of approximately 7.5 percent.

Rent expense and sublease rental income under operating leases and amortization expense under capital leases were as follows:

	February 24, 2007	February 25, 2006	February 26, 2005
Operating leases:
Minimum rent	$366	$147	$141
Contingent rent	5	1	1

	371	148	142
Sublease rent	(54)	(26)	(26)

	317	122	116

Capital Leases:
Amortization expense	$54	$32	$35

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is party to a synthetic leasing program for one of its major warehouses. The lease qualifies for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases.” For additional information on the synthetic lease, refer to Note 16—Commitments, Contingencies and Off-Balance Sheet Arrangements.

Future minimum receivables under noncancellable operating leases on owned property and subleases in effect at February 24, 2007 were as follows:

	Owned Property	Leased Property	Total
Fiscal Years:
2008	$23	$57	$80
2009	13	45	58
2010	9	34	43
2011	7	27	34
2012	6	21	27
Later	8	57	65

Total future minimum receivables	$66	$241	$307

Owned property leased to third parties was as follows:

	February 24, 2007	February 25, 2006
Property, plant and equipment	$37	$12
Less accumulated depreciation	(12)	(7)

Property, plant and equipment, net	$25	$5

Direct Financing Leases

Under direct financing capital leases, the Company leases buildings to independent retailers with terms ranging from five to 20 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 24, 2007, are as follows:

	Direct Financing Lease Receivables	Direct Financing Capital Lease Obligations
Fiscal Years:
2008	$10	$9
2009	9	9
2010	9	8
2011	7	7
2012	7	6
Later	27	25

Total minimum lease payments	69	64
Less unearned income	(20)	—
Less interest	—	(17)

Present value of net minimum lease payments	49	47
Less current portion	(6)	(6)

Long-term portion	$43	$41

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES

The provision for income taxes consists of the following:

	2007	2006	2005
Current
Federal	$187	$148	$152
State	38	22	19
Tax credits	(2)	(2)	(2)

Total current	223	168	169
Deferred	72	(45)	46

Total provision	$295	$123	$215

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before income taxes is attributable to the following:

	2007	2006	2005
Federal taxes based on statutory rate	$261	$115	$210
State income taxes, net of federal benefit	31	11	16
Audit settlements	—	—	(7)
Other	3	(3)	(4)

Total provision	$295	$123	$215

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consist of the following as of February 24, 2007 and February 25, 2006:

	2007	2006
Deferred tax assets:
Compensation and benefits	$425	$147
Self-insurance	143	29
Basis in fixed assets	497	67
Other	183	53
Capital loss carryforward	175	—

Gross deferred tax assets	1,423	296
Valuation allowance	(175)	—

Total deferred tax assets	1,248	296

Deferred tax liabilities:
Basis in fixed assets and capital leases	(766)	(203)
Inventories	(248)	(3)
Debt discount	(78)	—
Intangibles	(674)	(82)
Other	(75)	(36)

Total deferred tax liabilities	(1,841)	(324)

Net deferred tax liability	$(593)	$(28)

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently has federal and state net operating loss (NOL) carryforwards from Acquired Operations of $26 and $51, respectively, for tax purposes. The NOLs expire beginning in 2008 and continuing through 2021.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation allowance against its capital loss carryforward deferred tax asset in accordance with SFAS No. 109, as realization of such assets in future years is uncertain. The capital loss carryover will expire in fiscal 2011.

NOTE 12—STOCK-BASED COMPENSATION

Adoption of New Standard

Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended February 24, 2007 included: (1) compensation expense for all stock-based awards granted prior to, but not yet vested as of February 25, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation expense for all stock-based awards granted on or after February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company used the straight-line method to recognize the expense related to the option plan prior to and subsequent to the adoption of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Earnings for the year ended February 24, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The effect of adopting SFAS No. 123(R) was an additional after tax expense of $15 ($0.08 per basic and diluted share) recognized in the Consolidated Statement of Earnings for the 52 weeks ended February 24, 2007.

Stock Options

The Company has options outstanding under multiple stock plans. The Company’s 2002 Stock Plan allows the granting of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, to key salaried employees at prices not less than 100 percent of the fair market value on the date of grant. The Company’s 1997 Stock Plan allows the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value on the date of grant. In April 2005, the Board of Directors authorized an additional 9 shares for issuance under the 2002 Stock Plan, which was approved by the stockholders of the Company on June 15, 2005. 7.5 of these shares are reserved for issuance as stock options and the remaining 1.5 shares are reserved for other types of awards. As part of the Acquisition, the Company may grant non-qualified stock options and incentive stock options to purchase 10 shares of the Company’s common stock to employees of Albertsons prior to the Acquisition at fair market value on the date of grant under the Albertsons 2004 Equity and Performance Incentive Plan. The Company has options outstanding under the 2002 Stock Plan, the 1997 Stock Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company also has options outstanding under its 1983 Employee Stock Option Plan, 1993 Stock Plan, the SUPERVALU/Richfood Stock Incentive Plan, and the Albertsons Amended and Restated 1995 Stock-Based Incentive Plan, but no further options may be granted under these plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of granting whether each option granted, except those granted under the 1997 Stock Plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Compensation Committee. Generally, options issued prior to fiscal 2006 have a term of ten years. Effective in fiscal 2006, options granted will not be for more than a term of seven

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years. Generally, options vest over four years. The exercise provisions of future awards may change as the Board of Directors or the Compensation Committee may determine.

In accordance with the Acquisition agreement, the Company assumed approximately 21 fully vested stock options of holders of Albertsons stock options who became employees of the Company after the Acquisition. The fair value of the stock options issued was determined in accordance with SFAS No. 123(R).

Prior to February 26, 2006, the Company applied APB Opinion No. 25 and related interpretations in accounting for stock option and stock unit awards made under the 2002 Stock Plan and other plans. Stock options previously granted under these plans had an exercise price equal to not less than the fair market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized.

Options granted, exercised and outstanding were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, February 28, 2004	11,839	$20.93	6.1	$87,924
Granted	3,154	30.37
Exercised	(3,550)	19.68
Canceled and forfeited	(139)	25.55

Outstanding, February 26, 2005	11,304	$23.87	6.2	$94,743
Granted	3,228	33.32
Exercised	(2,377)	21.15
Canceled and forfeited	(355)	27.74

Outstanding, February 25, 2006	11,800	$26.89	5.6	$65,385
Granted	3,129	29.67
Assumed in Acquisition	21,349	33.13
Exercised	(11,055)	24.85
Canceled and forfeited	(3,188)	40.41

Outstanding, February 24, 2007	22,035	$32.40	4.7	$157,954

Vested and expected to vest in future at February 24, 2007	21,745	$32.43	4.5	$155,845
Exercisable at February 24, 2007	17,765	$33.08	4.3	$123,437

The weighted average grant date fair value of stock options granted to holders of Albertsons stock options who became employees of the Company after the Acquisition was $6.07 per share. The weighted average grant date fair value of all other stock options granted during the year ended February 24, 2007 was $6.96 per share. The weighted average grant date fair value of all stock options granted during the 52 weeks ended February 24, 2007, February 25, 2006 and February 26, 2005 was $6.18, $8.42 and $7.80 per share, respectively. The total intrinsic value of stock options exercised during the 52 weeks ended February 24, 2007, February 25, 2006 and

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 26, 2005 was $71, $29 and $41, respectively. Intrinsic value is measured using the fair market value at the date of exercise for stock options exercised or at February 24, 2007 for outstanding stock options, less the applicable exercise price.

For stock options, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatilities are estimated based on an average of actual historical volatility and implied volatilities corresponding to the options estimated expected term. The Company believes this approach to determine volatilities is representative of future stock volatilities. The expected term of options are estimated based on analysis of options already exercised and foreseeable trends or changes in behavior. The risk free interest rates are based on the U.S. Treasury securities maturities as of each applicable grant date. The dividend yield is based on analysis of actual historical dividend yields.

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 52-week periods ended February 24, 2007 and February 25, 2006 were as follows:

	52 Weeks Ended
	February 24, 2007	February 25, 2006	February 26, 2005
Dividend yield	2.0%	2.0%	2.0%
Volatility rate	20.6 - 29.5%	28.9%	31.8%
Risk-free interest rate	4.5 - 5.2%	3.9%	3.1%
Expected option life (years)	1.0 - 5.4 years	4.8 years	4.5 years

Compensation Expense

The components of pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Consolidated Statement of Earnings) and related tax benefits were as follows:

	52 Weeks Ended
	February 24, 2007	February 25, 2006	February 26, 2005
Stock-based compensation	$43	$3	$12
Income tax benefits	(17)	(1)	(4)

Stock-based compensation (net of tax)	$26	$2	$8

The Company realized excess tax benefits of $22 related to the exercise of stock options.

Unrecognized Compensation Expense

Stock Options

As of February 24, 2007, there was $27 of unrecognized compensation expense related to nonvested options granted under the Company’s stock-based compensation plans. The expense related to these nonvested awards is expected to be charged to expense over a weighted-average remaining vesting period of approximately two years.

Option shares available for grant were 17 and 10 at February 24, 2007 and February 25, 2006, respectively. As of February 24, 2007, the Company has reserved 40 shares, in aggregate, for the plans.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Stock-Based Awards

The Company awards restricted stock to employees under various plans. The restrictions on these awards generally lapse between one and five years from the date of grant and the expense is recognized over the vesting period. As of February 24, 2007 there was $33 of unrecognized compensation expense related to these awards under the Company’s stock plans. These awards are expected to be charged to expense over a weighted-average vesting period of approximately two years.

Restricted stock activity was as follows:

Restricted Stock

(In thousands)
Outstanding, February 28, 2004	516
Granted	123
Released	(188)
Canceled	(3)

Outstanding, February 26, 2005	448
Granted	237
Released	(121)
Canceled	(15)

Outstanding, February 25, 2006	549
Granted *	1,360
Released	(334)
Cancellations	(36)

Outstanding, February 24, 2007	1,539

*	Fiscal 2007 grants include 366 unvested restricted stock units to individuals who became employees of the Company in connection with the Acquisition (See Note 3—Acquisition).

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Compensation Expense

Had compensation expense for the 52 weeks ended February 25, 2006 and February 26, 2005 been determined based on the fair value at the grant dates of stock-based awards, consistent with SFAS No. 123(R), net income, basic earnings per share, and diluted earnings per share would have been as follows:

	Year Ended February 25, 2006	Year Ended February 26, 2005
Net earnings, as reported	$206	$386
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	2	8
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(18)	(24)

Pro forma net earnings	190	370
Add: interest on dilutive convertible debentures, net of related tax effect	7	7

Pro forma net earnings for diluted earnings per share	$197	$377

Earnings per share—basic:
As reported	$1.52	$2.86
Pro forma	1.40	2.74
Earnings per share—diluted:
As reported	1.46	2.71
Pro forma	1.36	2.60

NOTE 13—TREASURY STOCK PURCHASE PROGRAM

In June 2006, the Board of Directors authorized a stock repurchase program under which the Company is authorized to purchase up to the number of shares of common stock issued by the Company upon the exercise of employee stock options by the former employees of Albertsons who became employees of the Company. The term of this program is from June 2, 2006 to June 1, 2007, and shall not exceed 10 shares. During fiscal 2007, the Company purchased 8 shares under the program at an average cost of $29.26 per share. This authorization is in addition to the Company’s May 2004 share repurchase program.

In May 2004, the Board of Directors authorized a treasury stock purchase program under which the Company is authorized to purchase up to 5 shares of the Company’s common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company’s stock. In fiscal 2005, the Company purchased approximately 0.4 shares under the program at an average cost of $27.73 per share. In fiscal 2006, the Company purchased approximately 0.9 shares under the program at an average cost of $32.19 per share. No repurchases were made under this program during fiscal 2007. As of February 24, 2007, approximately 4 shares remained available for purchase under this program.

Subsequent to fiscal 2007, the Company announced a new share repurchase program to replace all existing share repurchase programs. For further information, see Note 19—Subsequent Events.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—EARNINGS PER SHARE

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

The following table reflects the calculation of basic and diluted earnings per share:

	2007	2006	2005
Earnings per share—basic:
Net earnings	$452	$206	$386
Weighted average shares outstanding—basic	189	136	135
Earnings per share—basic	$2.38	$1.52	$2.86
Earnings per share—diluted:
Net earnings	$452	$206	$386
Interest related to dilutive contingently convertible debentures, net of tax	3	7	7

Net earnings used for diluted earnings per share calculation	$455	$213	$393

Weighted average shares outstanding—basic	189	136	135
Dilutive impact of options and restricted stock outstanding	3	2	2
Dilutive impact of convertible securities	4	8	8

Weighted average shares—diluted	196	146	145

Earnings per share—diluted	$2.32	$1.46	$2.71

Options to purchase 11, 3, and 1 shares of common stock were outstanding during the 52 week period ended February 24, 2007, February 25, 2006 and February 26, 2004, respectively, but were excluded from the computation of diluted earnings per share because they were not dilutive.

NOTE 15—BENEFIT PLANS

Employee Benefit Plans

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension or profit sharing plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides health care and life insurance benefits for eligible retired employees under postretirement benefit plans, and short-term and long-term disability benefits to former and inactive employees prior to retirement under post-employment benefit plans.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan and each other postretirement benefit plan on the balance sheet. The impact of the implementation of the standard due to previously unrecognized prior service cost and actuarial gains/losses not recognized in current year expense is recognized in accumulated other comprehensive income/loss, a component of shareholders’ equity.

	Pension Benefits
	Before implementation of SFAS 158	Change due to SFAS 158	After implementation of SFAS 158
Pension intangible asset	$7	$(7)	$—
Pension liability	$364	$73	$437
Other postretirement liability	$118	$52	$170
Deferred tax liability	$644	$(51)	$593
Total liabilities	$16,322	$74	$16,396
Accumulated other comprehensive loss	$(154)	$(81)	$(235)
Total stockholders’ equity	$5,387	$(81)	$5,306
Total liabilities and stockholders’ equity	$21,709	$(7)	$21,702

SFAS No. 158 has a provision requiring a measurement date equal to the balance sheet date for companies with fiscal years ending after December 15, 2008. The Company has chosen to adopt the measurement date provision for the fiscal year beginning February 25, 2007. The measurement date for the SUPERVALU defined benefit pension plans and other postretirement benefit plans for fiscal 2007 was November 30, 2006. The measurement date for the Acquired Operations’ defined benefit pension plans and other postretirement benefit plans was February 22, 2007.

The benefit obligation, fair value of plan assets, and funded status of the Company-sponsored qualified defined benefit pension plans and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Change in Benefit Obligation (1)
Benefit obligation at beginning of year	$780	$686	$144	$149
Acquired Operations benefit obligation at acquisition June 2, 2006	1,136	—	27	—
Service cost	32	21	2	2
Interest cost	97	41	9	8
Plan participants’ contributions	—	—	—	6
Actuarial loss (gain)	143	60	(1)	(9)
Benefits paid	(47)	(28)	(11)	(12)

Benefit obligation at end of year	$2,141	$780	$170	$144

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Defined Benefit Pension Plans		Other Postretirement Benefits
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Changes in Plan Assets
Fair value of plan assets at beginning of year	$556	$520	$—	$—
Acquired Operations fair value of plan assets at acquisition June 2, 2006	1,015	—	—	—
Actual return on plan assets	174	39	—	—
Employer contributions	37	25	11	9
Plan participants’ contributions	—	—	5	6
Benefits paid	(47)	(28)	(16)	(15)

Fair value of plan assets at end of year	$1,735	$556	$—	$—

Reconciliation of Prepaid (Accrued) Cost and Total Amount Recognized
Funded status	$(406)	$(224)	$(170)	$(141)
Unrecognized net loss	—	261	—	64
Unrecognized prior service cost (benefit)	—	7	—	(6)

Net amount recognized	$(406)	$44	$(170)	$(83)

Accrued benefit liability	$—	$(162)
Intangible asset	—	7
Accumulated other comprehensive loss	—	199

Total recognized	$(406)	$44

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

Amounts recognized in accumulated other comprehensive loss for the qualified defined benefit pension plans and other postretirement benefit plans consists of the following:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Prior service cost	$5	$—	$(4)	$—
Net actuarial loss	309	199	56	—

Total recognized in accumulated other comprehensive loss, before tax	$314	$199	$52	$—

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

	Pension Benefits (1)	Postretirement Benefits
Fiscal Year
2008	$62	$13
2009	68	14
2010	74	14
2011	80	14
2012	87	14
Years 2013-2017	576	77

(1)	Pension benefits include the estimated future benefit payments for the unfunded, nonqualified pension plans sponsored by the Company.

Defined Benefit Pension Plans

Benefit calculations for the legacy SUPERVALU’s sponsored defined benefit pension plans for primarily non-union eligible participants are generally based on years of eligible service and the participants’ highest compensation during five consecutive years of employment. Benefits paid to Acquired Operation retirees are based upon age at retirement, years of eligible service and average compensation. The Company’s accumulated benefit obligation for the qualified defined benefit pension plans was $2,072 and $719 at February 24, 2007 and February 25, 2006, respectively.

The Company also sponsors certain supplemental executive retirement benefit plans which are unfunded, nonqualified plans which provide certain key employees retirement benefits that supplement those provided by the Company’s other retirement plans. The projected benefit obligation for the unfunded, nonqualified plans was $30 and $22 at February 24, 2007 and February 25, 2006, respectively. The accumulated benefit obligation for these plans totaled $26 and $18 at February 24, 2007 and February 25, 2006, respectively. Net periodic pension cost was $5, $3 and $4 for fiscal 2007, 2006 and 2005, respectively. The amount recognized in accumulated other comprehensive income/loss for prior service cost and net actuarial loss, before tax, are $2 and $16, respectively, at February 24, 2007 and $0 and $7, respectively, at February 25, 2006. The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost for over the next fiscal year are $1 and $2, respectively.

At February 24, 2007 and February 25, 2006, the accumulated benefit obligation for all defined benefit pension plans exceeded the fair value of the respective plan assets.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Benefit Expense

Net periodic benefit expense for qualified defined benefit pension plans consisted of the following:

	Pension Benefits
	2007	2006	2005
Service cost—benefits earned during the period	$32	$21	$19
Interest cost on projected benefit obligations	97	41	38
Expected return on plan assets	(105)	(41)	(41)
Amortization of prior service cost (benefit)	2	1	1
Recognized net actuarial loss	26	23	19

Net periodic benefit expense	$52	$45	$36

The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost for the qualified defined benefit pension plans over the next fiscal year are $1 and $25, respectively.

Weighted average assumptions used for the defined benefit pension plans, including the unfunded, nonqualified plans, consist of the following:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted-average assumptions used to determine benefit obligations (1):
Discount rate	5.70-5.85%	5.75%	6.00%
Rate of compensation increase	3.00-3.07%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate (2)	5.75-6.30%	6.00%	6.25%
Rate of compensation increase	3.00-3.07%	3.00%	3.00%
Expected return on plan assets (3)	8.00%	8.00%	8.75%

(1)	Legacy SUPERVALU benefit obligations and the fair value of plan assets are measured as of November 30, 2006. The Acquired Operations benefit obligations and the fair value of plan assets are measured as of February 22, 2007.

(2)	The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted-average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted-average discount rate is then used in evaluating the final discount rate to be used by the Company.

(3)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Expected long-term return on plan assets is estimated by asset class and is generally based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets, the active total return-oriented portfolio management style as well as the diversification needs and rebalancing characteristics of the plan. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions.

Contributions

The Company expects to contribute $32 to its pension plans and $13 to its postretirement benefit plans in fiscal 2008. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act (“ERISA”), with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation (“PBGC”) variable rate premiums or participant notices of under-funding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Plan Assets

Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding equity, fixed income securities and alternative investment classes.

The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Alternative investments, including hedge funds, private equity and real estate are also used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. The overall investment strategy and policy have been developed based on the need to satisfy the long-term liabilities of the Company’s pension plans. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual allocations are rebalanced on a regular basis.

Plan assets are invested using a combination of active and passive investment strategies. Passive strategies invest in broad sectors of the market primarily through the use of indexing. Indexing is an investment management approach based on investing in exactly the same securities, in the same proportions, as an index, such as the S&P 500. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate bets (fixed income) versus benchmark indices while focusing primarily on security selection as a means to add value. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation guidelines and the actual allocation of pension plan assets are as follows:

Asset Category	Target Allocation Ranges	Plan Assets Fiscal 2007	Plan Assets Fiscal 2006
Domestic Equity	45.0% - 70.0%	52.5%	60.1%
International Equity	7.0% - 20.0%	17.7%	9.9%
Domestic Fixed Income	25.0% - 35.0%	29.5%	24.5%
Cash and Other	0.0% - 15.0%	0.3%	5.5%

Total		100.0%	100.0%

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefits

The Company offers health and life insurance to retirees under multiple programs. The terms of these plans vary based on employment history, age, and date of retirement. For most retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

The net periodic postretirement benefit cost was as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Service cost	$2	$2	$1
Interest cost	9	9	7
Amortization of prior service cost (benefit)	(2)	(2)	(2)
Recognized net actuarial loss	5	6	4

Net periodic benefit expense	$14	$15	$10

The estimated net amount of prior service benefit and net actuarial loss that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost over the next fiscal year is $3.

Weighted average assumptions used for the postretirement benefit plans consist of the following:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted-average assumptions used to determine benefit obligations (1):
Discount rate	5.70-5.85%	5.75%	6.00%
Weighted-average assumptions used to determine net periodic benefit cost (2):
Discount rate	5.38-5.75%	6.00%	6.25%

(1)	SUPERVALU benefit obligations are measured as of November 30, 2006. The Acquired Operations benefit obligations are measured as of February 22, 2007.

(2)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

For those retirees whose health plans provide for variable employer contributions, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ranged from 6% to 13% in fiscal 2007. The assumed health care cost trend rate will decrease by 0% to 2% each year for the next five years until it reaches the ultimate trend rate of 5% to 6%. For those retirees whose health plans provide for a fixed employer contribution rate, a health care cost trend is not applicable. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a 1% change in the trend rate would impact the Company’s accumulated postretirement benefit obligation by approximately $11 and the service and interest cost by approximately $1 in fiscal 2008.

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The total amount contributed by the Company to the plans is determined by plan

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions or at the discretion of the Company’s Retirement Committee. Total contribution expenses for these plans were $83, $16 and $18 for fiscal 2007, 2006 and 2005, respectively. Plan assets also include 4 and 3 shares of the Company’s common stock at February 24, 2007 and February 25, 2006, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, which are the primary benefits paid to inactive employees prior to retirement.

At February 24, 2007, the obligation for post-employment benefits was $85 with $23 included in Accrued vacation, compensation and benefits and $62 included in Other liabilities.

Multi-Employer Plans

The Company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements. These plans require the Company to make contributions thereto as negotiated in such collective bargaining agreements. The Company contributed $122, $37 and $37 to these plans for fiscal 2007, 2006 and 2005, respectively. Currently, some of these plans are underfunded in that the present value of accrued liabilities exceeds the current value of the assets held in trust to pay benefits. If the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. There are many variables that affect future funding requirements such as investment returns and benefit levels.

Collective Bargaining Agreements

At February 24, 2007, the Company had approximately 191,400 employees. Approximately 117,000 employees are covered by collective bargaining agreements. During fiscal 2007, 33 collective bargaining agreements covering approximately 25,500 employees were re-negotiated. During fiscal 2008, 69 collective bargaining agreements covering approximately 43,200 employees will expire.

NOTE 16—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 24, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately 12 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 24, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $215 and represented approximately $141 on a discounted basis. No amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and it may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Consolidated Balance Sheet as of February 24, 2007 and will be amortized over the remaining term of the lease.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The Company has approximately $2,372 of non-cancelable future purchase obligations primarily related to supply contracts.

The Company had $412 of outstanding letters of credit as of February 24, 2007, of which $347 were issued under the credit facility and $65 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

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

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters of the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Accruals for certain pre-acquisition legal contingencies related to the Acquired Operations were included in liabilities assumed due to the Acquisition. Certain changes to accruals related to pre-acquisition legal contingencies may be adjusted through purchase accounting for up to one year from the date of Acquisition.

In April 2000, a class action complaint was filed against Albertsons, Inc., as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, Inc., in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Albertsons, Inc.’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons, Inc. was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief, and attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2000, an agreement was reached and court approval granted to settle ten purported class or collective actions that were consolidated in March 1996 in the United States District Court in Boise, Idaho (Barton et al. v. Albertson’s, Inc.) and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The claims administrator has assigned values to claims. The value of these claims can be challenged by either party. The parties have agreed to resolve all outstanding claims and the Court granted final approval of that agreement on March 22, 2007. Management does not believe that the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for Summary Judgment was denied, and the Attorney General’s motion to certify an appeal of the decision was denied on March 5, 2007. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004, a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. Class certification was denied in June 2005 and the Court granted plaintiffs’ motion to consolidate trial of approximately sixty claims. The claims have been resolved and all complaints dismissed.

In August 2004, Sally Wilcox and Dennis Taber filed a complaint, later certified as a class action, in California Superior Court in and for the County of San Diego, alleging that Albertson’s Inc. failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertson’s failed to provide itemized wage statements as required by California law and that

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Albertson’s failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code Section 17200 et seq. The lawsuit seeks recovery of all wages, compensation and/or penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to time of trial. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 24, 2006, a class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC 0601251) challenged the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and Cerberus Group. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. On December 13, 2006, the Court held a hearing for final approval of the settlement, and on January 23, 2007, issued a Memorandum Decision and Order granting approval. On March 9, 2007, the Court issued a Final Judgment and Order of Dismissal with Prejudice.

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

Insurance Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of February 24, 2007, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act and /or Section 412 (e) of the Internal Revenue Code. Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. Some of the collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

NOTE 17—SHAREHOLDER RIGHTS PLAN

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

NOTE 18—SEGMENT INFORMATION

Refer to page F-5 for the Company’s segment information.

NOTE 19—SUBSEQUENT EVENTS

On March 8, 2007, the Company executed an amendment to the existing credit facility, resulting in new applicable interest rates for its term loans. Rates on Term Loan A and Term Loan B were changed to LIBOR plus 0.375 percent to 1.50 percent and LIBOR plus 1.25 percent to 1.75 percent, respectively, depending on the Company’s credit ratings. This amendment resulted in the rates on the outstanding Term Loan A and Term Loan B balances changing to LIBOR plus 1.375 percent and LIBOR plus 1.50 percent, respectively.

On April 18, 2007, the Company’s Board of Directors adopted a new share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the exercise of stock options and mandatory convertible securities equity issuance. This program replaces all previously existing programs.

On April 18, 2007, the Company cancelled the interest rate swap agreements disclosed in Note 8 – Financial Instruments.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	Fiscal Year Ended February 24, 2007
	First (16 wks)	Second (12 wks) (b)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$5,783	$10,666	$10,657	$10,300	$37,406
Gross profit	$815	$2,461	$2,438	$2,425	$8,139
Net earnings	$87	$132	$113	$120	$452
Net earnings per common share—diluted	$0.57	$0.61	$0.54	$0.57	$2.32
Dividends declared per common share	$0.1625	$0.1650	$0.1650	$0.1650	$0.6575
Weighted average shares—diluted	156	220	209	211	196

	Fiscal Year Ended February 25, 2006
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$5,972	$4,556	$4,695	$4,641	$19,864
Gross profit	$870	$661	$675	$680	$2,886
Net earnings	$91	$34	$75	$6	$206
Net earnings per common share—diluted	$0.64	$0.24	$0.53	$0.04	$1.46
Dividends declared per common share	$0.1525	$0.1625	$0.1625	$0.1625	$0.6400
Weighted average shares—diluted (a)	146	146	146	138	146

(a)	The decrease in fiscal 2006 fourth quarter weighted average shares-diluted is primarily due to the anti-dilutive impact of 8 of contingently convertible debentures.

(b)	On June 2, 2006, the Company acquired New Albertsons. No operating results of New Albertsons are included in the first quarter financial information for the period from June 2, 2006 through June 17, 2006, as a result of differences in fiscal calendars.

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Year	Additions	Deductions	Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year ended:
February 24, 2007	$16	5	(18)	15	$18
February 25, 2006	23	3	(10)	—	16
February 26, 2005	19	10	(6)	—	23

Allowance for notes receivable accounts:
Year ended:
February 24, 2007	$11	—	(1)	—	$10
February 25, 2006	11	—	—	—	11
February 26, 2005	16	—	(5)	—	11

Closed Properties Reserves:
Year ended:
February 24, 2007	$62	36	(42)	62	$118
February 25, 2006	81	10	(30)	1	62
February 26, 2005	77	13	(31)	22	81