Form 10-Q
period 2007-06-16
SUPERVALU INC
filed 2007-07-26
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 16, 2007.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 20, 2007, there were 212,847,534 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	First Quarter (16 weeks) Ended
	June 16, 2007	% of Net sales	June 17, 2006	% of Net sales
Net sales	$13,292	100.0%	$5,783	100.0%
Cost of sales	10,209	76.8	4,968	85.9

Gross profit	3,083	23.2	815	14.1
Selling and administrative expenses	2,617	19.7	647	11.2

Operating earnings	466	3.5	168	2.9
Interest expense, net	223	1.7	26	0.4

Earnings before income taxes	243	1.8	142	2.5
Income tax expense	95	0.7	55	1.0

Net earnings	$148	1.1%	$87	1.5%

Net earnings per common share—basic	$0.70		$0.59
Net earnings per common share—diluted	$0.69		$0.57
Dividends declared per common share	0.1650		0.1625
Weighted average number of common shares outstanding:
Basic	211		147
Diluted	216		156

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(Unaudited)

(In millions, except percent data)

	First Quarter (16 weeks) Ended
	June 16, 2007	June 17, 2006
Net sales
Retail food	$10,423	$2,930
% of total	78.4%	50.7%
Supply chain services	2,869	2,853
% of total	21.6%	49.3%

Total net sales	$13,292	$5,783
	100.0%	100.0%

Operating earnings
Retail food operating earnings	$449	$128
% of sales	4.3%	4.4%
Supply chain services operating earnings	67	76
% of sales	2.3%	2.6%
General corporate expenses	50	36

Total operating earnings	466	168
% of sales	3.5%	2.9%
Interest expense, net	223	26

Earnings before income taxes	243	142
Income tax expense	95	55

Net earnings	$148	$87

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

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	First Quarter June 16, 2007	Fiscal Year End February 24, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$286	$285
Receivables, less allowances for doubtful accounts of $16 and $18, respectively	911	957
Inventories, net	2,827	2,749
Other current assets	337	469

Total current assets	4,361	4,460
Property, plant and equipment, less accumulated depreciation and amortization of $3,027 and $2,747, respectively	7,380	8,415
Goodwill	6,864	5,921
Intangibles, net	1,997	2,450
Other assets	538	456

Total assets	$21,140	$21,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,263	$3,548
Current maturities of long-term debt and capital lease obligations	395	286
Other current liabilities	800	871

Total current liabilities	4,458	4,705
Long-term debt and obligations under capital leases	8,936	9,192
Deferred income taxes	—	508
Other liabilities	2,091	1,991
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized - 400 shares; issued – 229 and 229 shares, respectively	229	229
Capital in excess of par value	2,780	2,708
Accumulated other comprehensive loss	(125)	(235)
Retained earnings	3,206	3,103
Treasury stock, at cost, 16 and 20 shares, respectively	(435)	(499)

Total stockholders’ equity	5,655	5,306

Total liabilities and stockholders’ equity	$21,140	$21,702

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss (1)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances at February 25, 2006	$151	$132	$(313)	$(128)	$2,777	$2,619	$182
Net earnings	—	—	—	—	452	452	452
Minimum pension and other postretirement liability adjustment (net of tax of $71 and $17, respectively) (2)	—	—	—	(107)	—	(107)	(26)
Stock, options and restricted stock units issued in connection with acquisition of New Albertsons	69	2,327	—	—	—	2,396	—
Sales of common stock under option plans	8	221	30	—	—	259	—
Cash dividends declared on common stock $0.6575 per share	—	—	—	—	(126)	(126)	—
Compensation under employee incentive plans	1	28	4	—	—	33	—
Purchase of shares for treasury	—	—	(220)	—	—	(220)	—

Balances at February 24, 2007	229	2,708	(499)	(235)	3,103	5,306	426
Effects of changing pension plan measurement date pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	148	148	148
Minimum pension and other postretirement liability adjustment (net of tax of $48)	—	—	—	78	—	78	78
Sales of common stock under option plans	—	15	125	—	—	140	—
Cash dividends declared on common stock $0.1650 per share	—	—	—	—	(35)	(35)	—
Compensation under employee incentive plans	—	32	(4)	—	—	28	—
Shares issued in settlement of Zero-coupon convertible debentures and Mandatory convertible securities	—	25	33	—	—	58	—
Purchase of shares for treasury	—	—	(90)	—	—	(90)	—

Balances at June 16, 2007	$229	$2,780	$(435)	$(125)	$3,206	$5,655	$226

(1)	The Accumulated Other Comprehensive Loss consisted of $97 and $28, net of tax, related to pension liabilities and other postretirement liabilities, respectively as of June 16, 2007, and $203 and $32, net of tax, related to pension liabilities and other postretirement liabilities, respectively, as of February 24, 2007.
(2)	The $81, net of tax, effect of adopting the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” was recorded in Accumulated Other Comprehensive Loss in fiscal 2007.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	First Quarter (16 weeks) Ended
	June 16, 2007	June 17, 2006
Cash flows from operating activities
Net earnings	$148	$87
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	324	87
LIFO charge	7	3
Loss (gain) on sale of property, plant and equipment	1	(15)
Deferred income taxes, net of effects from acquisition and dispositions of businesses	19	(7)
Stock-based compensation	31	13
Other adjustments, net	(3)	3
Changes in assets and liabilities, net of effects from acquisition and dispositions of businesses	(193)	(146)

Net cash provided by operating activities	334	25

Cash flows from investing activities
Proceeds from sale of assets	50	61
Purchases of property, plant and equipment	(256)	(83)
Business acquisition, net of cash acquired	—	(2,226)
Other	20	—

Net cash used in investing activities	(186)	(2,248)

Cash flows from financing activities
Proceeds from issuance of long-term debt	6	1,970
Repayment of long-term debt	(164)	(79)
Proceeds from settlement of mandatory convertible securities	52	—
Reduction of obligations under capital leases	(15)	(8)
Net proceeds from the sale of common stock under option plans	133	118
Dividends paid	(69)	(44)
Payment for purchase of treasury shares	(90)	—

Net cash (used in) provided by financing activities	(147)	1,957

Net increase (decrease) in cash and cash equivalents	1	(266)
Cash and cash equivalents at beginning of period	285	801

Cash and cash equivalents at the end of period	$286	$535

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

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Market, the Albertson’s banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah.

As of the close of the first quarter ended June 16, 2007, the Company conducted its retail operations through 2,464 stores including 878 combination stores (defined as food and drug), 407 food stores and 1,179 limited assortment food stores. Included in the total store counts are 855 licensed limited assortment food stores and 121 fuel centers. Additionally, the Company provides supply chain services and related logistics support services across the United States retail grocery channel. As of the close of the first quarter ended June 16, 2007, the Company served as the primary grocery supplier to approximately 2,200 retail food stores in 49 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 400 stores. The Company’s supply chain activities are supported by 24 major Company distribution operations located throughout the United States.

Accounting Policies

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for its fiscal year ended February 24, 2007. References to SUPERVALU and the Company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of New Albertsons and the Company, the accompanying June 16, 2007 Condensed Consolidated Balance Sheet includes the assets and liabilities related to New Albertsons as of June 14, 2007. No operating results of the Acquired Operations were included in the accompanying Condensed Consolidated Statements of Earnings for the period from the Acquisition Date through June 17, 2006. These results were included in the second quarter ended September 9, 2006. Additionally, the second and third quarters of fiscal 2008 will consist of 12 weeks of operating results of the Acquired Operations compared to 13 weeks for the second and third quarters of fiscal 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the Changes in assets and liabilities line item within the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows. At June 16, 2007 and February 24, 2007, the Company had net book overdrafts of $331 and $416, respectively.

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the 16 weeks ended June 16, 2007 and June 17, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007. The results of operations for the 16 weeks ended June 16, 2007 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 24, 2007 has been derived from the audited Consolidated Balance Sheet as of that date.

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current presentation. The Company made reclassifications to properly classify cash book overdrafts to the June 17, 2006 and February 25, 2006 balance sheets between Cash and Accounts payable which impacted the fiscal 2007 Consolidated Statements of Cash Flows. These reclassifications resulted in an increase in Cash and Accounts payable of $37 and $115 in the June 17, 2006 and February 25, 2006 balance sheets, respectively. As a result, Net cash provided by operating activities decreased $78 on the Condensed Consolidated Statements of Cash Flow for the 16 week period ending June 17, 2006. These reclassifications had no effect on reported earnings. The Company also made a reclassification to properly reflect accumulated depreciation and amortization on Property, plant and equipment. This reclassification resulted in an increase in accumulated depreciation and amortization and a corresponding decrease in the historic cost of Property, plant and equipment as of February 24, 2007 of $199. This reclassification had no effect on the net Property, plant and equipment balance as of February 24, 2007 and had no effect on reported earnings.

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

Net Earnings Per Share (EPS)

Basic EPS is calculated using net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted earnings per share, net earnings is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures.

The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter (16 weeks) Ended
	June 16, 2007	June 17, 2006
Earnings per share—basic
Net earnings	$148	$87
Less: undistributed earnings allocable to contingently convertible debentures	(1)	—

Net earnings available to common shareholders	$147	$87

Weighted average shares outstanding—basic	211	147
Earnings per share—basic	$0.70	$0.59

Earnings per share—diluted
Net earnings	$148	$87
Interest related to dilutive contingently convertible debentures, net of tax	1	2

Net earnings used for diluted earnings per share calculation	$149	$89

Weighted average shares outstanding	211	147
Dilutive impact of options and restricted stock outstanding	4	1
Dilutive impact of convertible securities	1	8

Weighted average shares—diluted	216	156

Earnings per share—diluted	$0.69	$0.57

Options to purchase 4 and 8 shares of common stock were outstanding during the quarters ended June 16, 2007 and June 17, 2006, respectively, but were excluded from the computation of diluted earnings per share because they were not dilutive.

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

The Company purchased the Acquired Operations using a combination of stock, debt assumption and cash comprised of:

Acquisition of approximately 372 shares of outstanding Albertsons common stock:
In cash	$7,572
In exchange for approximately 68.5 shares of SUPERVALU common stock	2,252
Debt assumed	6,123
Cash settlement of restricted stock unit and stock option awards	143
Restricted stock unit and stock option awards assumed	143
Direct costs of the acquisition	52

Total purchase price	$16,285

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

Transition Services Agreement

In connection with the purchase of Albertsons LLC by the Cerberus Group, the Company entered into a transition services agreement (the “TSA”). The TSA provided for a two-year term and fixed payments to the Company of $155 in the aggregate in the first year and $135 in the aggregate in the second year and, in addition, quarterly variable payments of $8.75 for a total of $35 of variable payments per year. During the second quarter of fiscal 2007, the fixed payments provided for under the TSA were modified to reflect the transfer of certain personnel from the Company to Albertsons LLC. The transfer of personnel resulted in a reduction in Company-incurred expense and TSA fixed payments of approximately $10.6 in year one and $10.6 in year two. After the initial quarter of the

TSA, the quarterly variable payments may be reduced by $0.4375 for each increment of 35 stores that will no longer be supported under the terms of the agreement. Based on stores that are closed as of June 16, 2007, the future quarterly variable payment amount is $7.5. Albertsons LLC is required to provide the Company with 60 days advance notice of stores that will no longer be supported under the TSA, during which time the Company intends to reduce the support infrastructure and related costs. In July 2007, Albertsons LLC and the Company amended the TSA to provide for a one year extension commencing June 3, 2008 and ending June 2, 2009.

Debt Assumed

The Company assumed $6,123 of the Acquired Operations’ outstanding debt. This debt consisted primarily of publicly issued notes and debentures (including mandatory convertible securities), medium term notes, and capital lease obligations (see Note 8 – Debt). As of the Acquisition Date, the estimated fair value of the debt assumed by the Company was $6,112. The fair value of the public notes and debentures were estimated based on market quotes. The fair value of the mandatory convertible securities was estimated based on the closing market price of the security. The fair value for the remaining debt was estimated based on the market yields of publicly traded debt with similar credit ratings, interest rates and maturity dates.

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

Purchase Price Allocation

The Acquisition was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). As a result, the Company applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of New Albertsons. The following summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date. These purchase price allocations are actual amounts as of June 16, 2007 based on a combination of third-party valuations and internal analyses.

	Initial Purchase Price Allocation	Final Purchase Price Allocation
Current assets	$3,320	$3,389
Property, plant and equipment	6,877	5,672
Goodwill	4,291	5,291
Intangibles	2,610	1,978
Other assets	443	470

Total assets acquired	17,541	16,800

Current liabilities	3,868	4,034
Long-term debt and obligations under capital leases	5,846	6,060
Deferred income taxes	1,096	28
Other liabilities	1,671	1,562

Total liabilities assumed	12,481	11,684

Net assets acquired	$5,060	$5,116
Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons		135
Cash proceeds from the sale of the Standalone Drug Business and Non-Core Business of Albertsons		4,911
Debt assumed		6,123

Total purchase price		$16,285

Values of intangible assets include the following:

	Final Purchase Price Allocation	Weighted Average Useful Lives(Years)
Non-amortizing:
Trade names	$1,340
Liquor licenses	12

Total non-amortizing	1,352

Amortizing:
Favorable operating leases	453	19
Customer lists and other	173	7

Total amortizing	626	16

Total	$1,978

Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of less than one to 35 years.

The values of operating leases with unfavorable terms compared with current market conditions totaled $257. These leases have an estimated weighted average life of 15 years and are included in other liabilities.

As a result of the Acquisition, the Company assumed outstanding workers’ compensation and general liability claims related to a former insurance carrier that is experiencing financial difficulties. As a part of the purchase price allocation, the Company has recorded its best estimate of the liability for the covered claims in excess of the deductible limits. This estimated liability is included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Additionally, the Company has recorded its best estimate of the expected recoveries on the covered claims in excess of the deductible limits which partially offset the claims liability. This amount is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of SUPERVALU and the Acquired Operations as if the Acquisition had occurred at the beginning of fiscal 2007. Certain adjustments have been made to reflect changes in depreciation, income taxes and interest expense that would have resulted from the change in the accounting base of certain assets and liabilities due to the Acquisition, based on the Company’s initial estimates of fair value and increased debt to fund the acquisition. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma financial information for the first quarter of fiscal 2007 includes only 13 weeks of operating results of the Acquired Operations and does not reflect any potential synergies.

	First Quarter Ended June 17, 2006
Net sales	$11,733
Net earnings	174	(1)
Weighted average common shares:
Basic	206
Diluted	216
Earnings per share:
Basic	$0.85
Diluted	0.80

(1)	Includes a $29 after-tax curtailment gain recognized in the first quarter of fiscal 2007 that resulted from amendments to certain of Albertsons’ defined benefit pension plans.

NOTE 3 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition requirements. FIN 48 became effective for the Company on February 25, 2007. The adoption of FIN 48 and its effects are described in Note 9 – Income Taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value with unrealized gains and losses on items for which the fair value options has been elected reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument (with certain exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 159.

NOTE 4 – BENEFIT PLANS

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 has a provision requiring a measurement date for plan assets and liabilities equal to the balance sheet date for companies with fiscal years ending after December 15, 2008. The Company elected to adopt the measurement date provision for the fiscal year beginning February 25, 2007. Accordingly, plan assets and liabilities were remeasured as of the beginning of the fiscal year, and those values were used to determine the fiscal 2008 expense. In addition, adjustments were made to the fiscal 2008 beginning balances of Retained earnings (for the net periodic benefit cost) and to Accumulated other comprehensive loss (for other changes in the fair value of assets and benefit obligations) covering the period from the prior measurement date (November 30, 2006) through fiscal 2007 year-end.

Adjustment to Retained earnings (pre-tax) for the change in measurement date consisted of the following:

	June 16, 2007
	Defined Benefit Pension Plans	Other Postretirement Benefits
FAS 158 transition charge to retained earnings:
Service cost	$7	$—
Interest cost	17	2
Expected return on plan assets	(17)	—
Amortization of prior service cost	—	—
Amortization of net actuarial loss	7	1

Total transition charge (pre-tax)	$14	$3

Accumulated other comprehensive loss was adjusted for the measurement date change pre-tax for the defined benefit pension plans and the other postretirement plans by $46 and $6, respectively.

On May 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans, whereby effective December 31, 2007, service crediting will end in these plans and no person will become eligible to participate in the plan after December 31, 2007. Pay increases will continue to be reflected in the amount of benefit earned in these plans until December 31, 2012. The amendments to the plans have been accounted for as plan curtailments, resulting in the recognition of a $6 pre-tax curtailment expense ($0.02 per diluted share) for the 16 weeks ended June 16, 2007 that is included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings. In connection with the curtailments and the related remeasurement of the plans, the projected benefit obligation for the plans decreased $110, pre-tax.

Net periodic benefit expense for defined benefit pension plans and other postretirement benefits consisted of the following:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006
Service cost – benefits earned during the period	$10	$7	$1	$1
Interest cost on projected benefit obligations	37	13	3	2
Expected return on assets	(40)	(14)	—	—
Amortization of prior service cost	—	1	(1)	(1)
Amortization of net actuarial loss	6	8	1	2
Curtailment loss	6	—	—	—

Net periodic benefit expense	$19	$15	$4	$4

During the 16 weeks ended June 16, 2007, the Company contributed less than $1 to its defined benefit pension plans.

The projected benefit obligation, fair value of plan assets and funded status of the Company-sponsored qualified defined benefit pension plans and other postretirement benefit plans are as follows:

	June 16, 2007
	Defined Benefit Pension Plans	Other Postretirement Benefits
Benefit obligation (1)	$(2,067)	$(168)
Fair value of plan assets	1,797	—

Funded status	$(270)	$(168)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefits, the benefit obligation is the accumulated postretirement benefit obligation.

Amounts recognized in Accumulated other comprehensive loss for the qualified defined benefit pension plans and other postretirement benefit plans consists of the following:

	June 16, 2007
	Defined Benefit Pension Plans	Other Postretirement Benefits
Prior service cost	$—	$(3)
Net actuarial loss	148	49

Total recognized in Accumulated other comprehensive loss, pre-tax	$148	$46

The Company’s accumulated benefit obligation for the qualified defined benefit pension plans was $2,040 at June 16, 2007.

Weighted average assumptions used for the defined benefit pension plans that were remeasured as of May 31, 2007 (due to curtailments) and all others that were last remeasured as of February 24, 2007 consisted of the following:

	May 31, 2007 (1)	February 24, 2007
Weighted average assumptions used to determine benefit obligation:
Discount rate	6.20%	5.85%
Rate of compensation increase	3.20	3.07-3.20
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.20	5.85
Rate of compensation increase	3.20	3.07-3.20
Expected long-term return on plan assets (2)	8.00	8.00

(1)	The column only represents those plans that were remeasured as of May 31, 2007.
(2)	Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon an individual plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term return is based.

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

	Pension Benefits (1)	Postretirement Benefits
Fiscal Year
2008	$62	$13
2009	68	14
2010	74	14
2011	80	14
2012	86	14
2013 - 2017	564	77

(1)	Pension benefits include the estimated future benefit payments for the unfunded, nonqualified pension plans sponsored by the Company.

NOTE 5 – CLOSED PROPERTIES

The Company maintains accruals for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The accruals for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Adjustments in the table below primarily relate to fair value of lease liabilities of former Albertsons stores recognized in purchase accounting.

	Balance February 24, 2007	Additions	Usage	Adjustments	Balance June 16, 2007
Accruals for closed properties	$118	$—	$(13)	$(13)	$92

NOTE 6 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Due to the Acquisition, the Company recorded $1,978 of intangible assets ($2,410 of which was recorded as Additions in fiscal 2007 and $432 of which was reflected as a deduction in Other Adjustments in fiscal 2008) primarily related to tradenames, leasehold rights and customer relationships. The Company also recorded $5,291 of Goodwill ($4,333 of which was recorded as Additions in fiscal 2007 and $958 of which was reflected in Other Adjustments in fiscal 2008) based on final purchase price allocations (see Note 2 – Business Acquisition).

At June 16, 2007, the Company had approximately $6,051 of Goodwill related to its Retail food segment and $813 related to its Supply chain services segment.

A summary of changes in the Company’s goodwill and other acquired intangible assets year-to-date fiscal 2008 follows:

	February 24, 2007	Amortization	Additions	Other Adjustments	June 16, 2007
Goodwill	$5,921	$—	$—	$943	$6,864

Other acquired intangible assets:
Trademarks and tradenames	1,384	—	—	(7)	1,377
Leasehold rights, customer lists and other (accumulated amortization of $86 and $63 at June 16, 2007 and February 24, 2007, respectively)	1,082	—	4	(425)	661
Customer relationships (accumulated amortization of $9 and $8 at June 16, 2007 and February 24, 2007, respectively)	48	—	—	—	48
Non-compete agreements (accumulated amortization of $8 and $6 at June 16, 2007 and February 24, 2007, respectively)	13	—	1	—	14

Total other acquired intangible assets	2,527	—	5	(432)	2,100
Accumulated amortization	(77)	(28)	—	2	(103)

Total other acquired intangible assets, net	$2,450	$(28)	$5	$(430)	$1,997

Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from less than one to 35 years. For the first quarter of fiscal 2008 and fiscal 2007, the Company recorded amortization expense relating to definite-lived intangible assets of approximately $28 and $2, respectively. All intangible assets are amortizable with the exception of the trademarks, tradenames and liquor licenses. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually in the Company’s fourth quarter.

NOTE 7 – FINANCIAL INSTRUMENTS

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

In fiscal 2003, the Company entered into a fixed to floating rate interest rate swap in the aggregate notional amount of $225 relating to the Company’s 7.875 percent fixed interest rate promissory notes due fiscal 2010. On April 18, 2007, the Company closed out the swap, resulting in a pre-tax gain of $1. The gain was deferred and will be recognized in earnings over the remaining term of the notes.

NOTE 8 – DEBT

As a result of the Acquisition, the Company assumed $5,183 of the Acquired Operations’ outstanding debt, excluding capital leases (see Note 2 – Business Acquisition). In accordance with the application of the purchase method of accounting, the Company estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons debt of $231 as of the Acquisition Date, which will be amortized to Interest expense using the effective interest method over the remaining terms of the respective debt instruments. In the table below, the stated interest rates for the debt assumed from New Albertsons are followed by the effective rates in parentheses resulting from the discounts and premiums due to purchase accounting fair value adjustments. Borrowings are unsecured unless indicated otherwise.

June 16, 2007
6.01% to 8.7% (5.44% to 8.97%) Senior Notes, Medium Term Notes and Debentures due through May 2037 (face amounts $5,380)	5,174
6.73% to 6.86% Revolving Credit Facility and Variable Rate Notes	2,326
5.36% Accounts Receivable Securitization Facility	279
Variable Rate Industrial Revenue Bonds, Secured Mortgages, and other Secured Notes	92
4.50% Yield Zero-coupon Convertible Debentures due November 2031 (face amount $141)	48
Other	7

7,926
Less current maturities	(326)

Long-term debt	$7,600

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company was in compliance with the financial covenants under the debt agreements as of June 16, 2007.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). Pursuant to an amendment to the facilities effective March 8, 2007, rates on the facilities were tied to LIBOR plus 0.375 percent to 1.75 percent or the Prime Rate plus 0.00 percent to 0.75 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of June 16, 2007, based on the Company’s current credit ratings, are 0.40 percent for the facility fees, LIBOR plus 1.375 percent for Term Loan A and LIBOR plus 1.50 percent for LIBOR revolving advances and Term Loan B.

In May 2007, the Company executed an amended and restated 364-day accounts receivable program, under which the Company can borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on June 16, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of June 16, 2007, there were $279 of outstanding borrowings under this program. As of June 16, 2007 there were $373 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s June 16, 2007 Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt and obligations under capital leases in the Condensed Consolidated Balance Sheets.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. On October 2, 2006, the Company purchased $213 of these debentures when over 80 percent of the holders put their debentures to the Company for cash. Holders of the debentures may require the Company to purchase all or a portion of the remaining $48 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 1.4 shares, should all remaining debentures be converted. As of June 16, 2007, 173,531 (not in millions) shares have been issued as holders of $6 of the debentures have elected conversion. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date.

Mandatory Convertible Securities

During fiscal 2007, the Company purchased substantially all of the 46,000,000 7.25 percent mandatory convertible securities

(“Corporate Units”) that were assumed by the Company upon the Acquisition of New Albertsons. Each Corporate Unit consisted of a forward purchase contract and an interest in a senior note. The remaining forward purchase contracts were settled on May 16, 2007 at which time the Company received approximately $52 of net cash and issued approximately 1.1 shares.

NOTE 9 – INCOME TAXES

Effective February 25, 2007, the Company adopted the provisions of FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition requirements.

As of February 25, 2007, the Company had $329 of unrecognized tax benefits. If recognized, $25 would have an effective tax rate impact. During the first quarter ended June 16, 2007, the unrecognized tax benefits decreased by $14. The Company expects to resolve approximately $151 of unrecognized tax benefits within the next 12 months. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law.

The Company is currently in various stages of audits, appeals, and or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would be a result of potential settlements from these negotiations. Based on the information available on June 16, 2007, we do not anticipate significant additional changes to our unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax deficiencies separately from tax expense. This policy will not change as a result of the adoption of FIN 48. As of June 16, 2007 and February 25, 2007, the Company had a total liability of $32 related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and The Company. As of June 16, 2007, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are:

Jurisdiction	Open Tax Years
Federal	2003 – current
California	2001 – current
Illinois	2002 – current
Massachusetts	2002 – current
Minnesota	1997 – current
Pennsylvania	2003 – current

NOTE 10 – STOCK-BASED COMPENSATION

The Company has options outstanding under multiple stock plans. In May 2007, the Board of Directors adopted the Company’s 2007 Stock Plan, which was voted on and approved by the stockholders of the Company on May 24, 2007. The 2007 Stock Plan allows a total of 35,000,000 shares to be issued under all stock-based awards. The 2007 Stock Plan provides that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of granting whether each option granted will be a non-qualified or incentive stock option under the Internal Revenue Code. In addition, the 2007 Stock Plan states that the terms of each option will be determined by the Board of Directors or the Compensation Committee. The Company currently has options outstanding under the 2007 Stock Plan. Prior to the adoption of the 2007 Stock Plan, the Company had issued options under various equity plans, including the 2002 Stock Plan, the 1997 Stock Plan, the 1993 Stock Plan, the 1983 Employee Stock Option Plan, the SUPERVALU/Richfood Stock Incentive Plan, the Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. Consistent with the adoption of the 2007 Stock Plan, however, the Company agreed not to grant any additional awards under its pre-existing equity plans. In general, options issued prior to fiscal 2006 have a term of ten years. Effective as of fiscal 2006, options granted to employees may not have a term greater than seven years. Generally, outstanding options vest over a period of four years. The exercise provisions of future awards may change as the Board of Directors of the Compensation Committee may determine.

The Company recognized after-tax share-based compensation expense related to stock options of $16 and $8 in the Condensed Consolidated Statements of Earnings for the 16 weeks ended June 16, 2007 and June 17, 2006, respectively. The Company recognized after-tax share-based compensation expense related to long-term incentive and restricted stock plans of $3 in the Condensed Consolidated Statements of Earnings for both the 16 weeks ended June 16, 2007 and June 17, 2006. The components of pre-tax stock-based compensation expense related to stock options are included primarily in Selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

During the 16 weeks ended June 16, 2007, the Company granted approximately 5 stock options. The weighted average grant date fair value of the stock options granted during the 16 weeks ended June 16, 2007 was $9.04.

To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 16-week period ended June 16, 2007 were as follows:

16 Weeks Ended June 16, 2007
Dividend yield	2.0%
Volatility rate	19.1 - 25.1%
Risk-free interest rate	4.6 - 5.1%
Expected option life (years)	1.0 - 5.5 years

NOTE 11 – TREASURY STOCK PURCHASE PROGRAM

On April 18, 2007, the Company’s Board of Directors adopted a new annual share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the settlement of stock options and mandatory convertible securities equity issuance. This annual authorization program replaced all existing share repurchase programs. During the 16 weeks ended June 16, 2007, the Company purchased 2 shares under this program at an average cost of $46.76 per share. No shares were repurchased under the previously existing programs during the 16 weeks ended June 16, 2007. As of June 16, 2007, there remained approximately $145 available to repurchase the Company’s common stock.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 16, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to twenty years, with a weighted average remaining term of approximately twelve years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 16, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $201 and represented approximately $133 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and it may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Condensed Consolidated Balance Sheets and is being amortized over the remaining term of the lease.

The Company had $409 of outstanding letters of credit as of June 16, 2007, of which $344 were issued under the credit facility and $65 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 16, 2007, the Company had approximately $2,168 of non-cancelable future purchase obligations primarily related to supply contracts.

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

In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Albertsons’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief, and attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In August 2004, Sally Wilcox and Dennis Taber filed a complaint, later certified as a class action, in California Superior Court in and for the County of San Diego, alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertsons failed to provide itemized wage statements as required by California law and that Albertsons failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code Section 17200 et seq. The lawsuit seeks recovery of all wages, compensation and penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to time of trial. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA, Case No. L5784-4), a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $16 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. The Company believes the jury verdict is contrary to the law and the facts presented at trial, and it intends to appeal the verdict. Management does not expect the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act or Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

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

NOTE 13 – SEGMENT INFORMATION

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

In connection with the Acquisition, we issued approximately 68.5 shares of common stock. We also assumed $6,123 of debt and issued $1,970 of new debt.

As of June 16, 2007, the Company has approximately 200,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 120 fuel centers. The Acquisition has significantly changed the mix of the Company’s segment revenues and operating results for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

As described in Note 1 – The Company and Significant Accounting Policies, no operating results of the Acquired Operations are included in the accompanying Condensed Consolidated Statement of Earnings for the first quarter of fiscal 2007 ended June 17, 2006. See Note 1 – The Company and Significant Accounting Policies for the definition of Acquired Operations and Note 2 – Business Acquisition for disclosure of assets acquired and liabilities assumed in connection with the Acquisition. The Company’s consolidated balance sheet was significantly impacted by the Acquisition.

RESULTS OF OPERATIONS

In the first quarter of fiscal 2008, net sales increased to $13,292 from $5,783 in the prior year. Net earnings for the first quarter of fiscal 2008 were $148, basic earnings per share were $0.70 and diluted earnings per share were $0.69 compared with net earnings of $87, basic earnings per share of $0.59 and diluted earnings per share of $0.57 last year. Results for the first quarter of fiscal 2008 include Acquisition-related costs (defined as one-time transaction costs, which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $17 after tax, or $0.08 per diluted share, compared to $9 after tax, or $0.06 per diluted share, of Acquisition-related costs in the first quarter of fiscal 2007.

FIRST QUARTER RESULTS

Net Sales

Net sales for the first quarter of fiscal 2008 were $13,292 compared with $5,783 last year. Retail food and drug sales were approximately 78 percent of Net sales and Supply chain services sales were approximately 22 percent of Net sales for the first quarter of fiscal 2008, compared with approximately 51 percent and approximately 49 percent, respectively, last year.

Retail food sales for the first quarter of fiscal 2008 were $10,423 compared with $2,930 last year. The increase was due to the Acquisition. Identical store retail sales growth defined as stores operating for four full quarters, including store expansions and excluding fuel, for the first quarter of fiscal 2008 compared to last year, for stores in existence prior to the Acquisition, was negative 0.4 percent. Identical store retail sales growth on a combined basis, as if the Acquired Operations stores were in the store base for four full quarters, was positive 1.2 percent.

Total owned retail square footage at the end of the first quarter of fiscal 2008 was approximately 71 million, an increase of approximately 3 percent, exclusive of store closings, compared to the first quarter of fiscal 2007.

Supply chain services sales for the first quarter of fiscal 2008 were $2,869 compared with $2,853 last year.

Gross Profit

Gross profit, as a percent of Net sales, was 23.2 percent for the first quarter of fiscal 2008 compared with 14.1 percent last year. The increase in Gross profit as a percent of Net sales primarily reflects the increase in Net sales for Retail food to approximately 78 percent of total Net sales compared to approximately 51 percent for last year as a result of the Acquisition. Retail food has a higher Gross profit percentage than supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.7 percent for the first quarter of fiscal 2008 compared with 11.2 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, primarily reflects the higher percentage of retail food Net sales as a percentage of total Net sales as a result of the Acquisition.

Operating Earnings

Operating earnings for the first quarter of fiscal 2008 increased to $466 compared with $168 last year, primarily reflecting the results from the Acquisition. Retail food Operating earnings for the first quarter of fiscal 2008 were $449, or 4.3 percent of Net sales, compared with $128 or 4.4 percent of Net sales last year, primarily reflecting the results from the Acquisition. Retail food Operating earnings for the first quarter of fiscal 2007 included a pre-tax gain of approximately $10 from the sale of a minority partnership interest in two retail stores in the Northwest. Supply chain services Operating earnings for the first quarter of fiscal 2008 decreased 11.3 percent to $67 or 2.3 percent of Net sales from last year’s Operating earnings of $76 or 2.6 percent of Net sales. The decrease in Operating earnings as a percent of Net sales primarily reflects shifts in customer and product mix combined with lower margins on perishable products.

Net Interest Expense

Net interest expense was $223 in the first quarter of fiscal 2008 compared with $26 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Taxes

The effective tax rate was 39.0 percent and 38.6 percent in the first quarters of fiscal 2008 and fiscal 2007, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2008 as a result of the Acquisition.

Net Earnings

Net earnings were $148, or $0.70 per basic share and $0.69 per diluted share, in the first quarter of fiscal 2008 compared with Net earnings of $87, or $0.59 per basic share and $0.57 per diluted share last year.

Weighted average basic shares increased to 211 in the first quarter of fiscal 2008 compared with 147 shares last year and weighted average diluted shares increased to 216 in the first quarter of fiscal 2008 compared with 156 shares last year. The increase is primarily due to the shares issued for the Acquisition on June 2, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $334 for the first quarter of fiscal 2008 compared with $25 for the first quarter of fiscal 2007. This increase is primarily attributable to increased Net earnings and Depreciation and amortization as a result of the Acquisition.

Net cash used in investing activities was $186 for the first quarter of fiscal 2008 compared to $2,248 for the first quarter of fiscal 2007. Investing activities for the first quarter of fiscal 2008 consist primarily of capital spending to fund retail store expansion and store remodeling. Investing activities for the first quarter of fiscal 2007 primarily relate to the net assets acquired in the Acquisition.

Net cash used in financing activities was $147 for the first quarter of fiscal 2008 compared with net cash provided of $1,957 for the first quarter of fiscal 2007. Financing activities for the first quarter of fiscal 2008 relate primarily to repayments of long-term debt and purchases of treasury shares offset by proceeds received from the sale of common stock under the Company’s stock option plans. Financing activities for the first quarter of fiscal 2007 relate primarily to the debt obtained to facilitate the Acquisition.

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

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). Pursuant to an amendment to the facilities effective March 8, 2007, rates on the facilities were tied to LIBOR plus 0.375 percent to 1.75 percent or the Prime Rate plus 0.00 percent to 0.75 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of June 16, 2007, based on the Company’s current credit ratings, are 0.40 percent for the facility fees, LIBOR plus 1.375 percent for Term Loan A and LIBOR plus 1.50 percent for LIBOR revolving advances and Term Loan B.

In May 2007, the Company executed an amended and restated 364-day accounts receivable program, under which the Company can borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on June 16, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of June 16, 2007, there were $279 of outstanding borrowings under this program. As of June 16, 2007 there were $373 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s June 16, 2007 Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt and obligations under capital leases in the Condensed Consolidated Balance Sheets.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. On October 2, 2006, the Company purchased $213 of these debentures when over 80 percent of the holders put their debentures to the Company for cash. Holders of the debentures may require the Company to purchase all or a portion of the remaining $48 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 1.4 shares, should all remaining debentures be converted. As of June 16, 2007, 173,531 (not in millions) shares have been issued as holders of $6 of the debentures have elected conversion. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date.

During fiscal 2007, the Company purchased substantially all of the 46,000,000 7.25 percent mandatory convertible securities (“Corporate Units”) that were assumed by the Company upon the Acquisition of New Albertsons. Each Corporate Unit consisted of a forward purchase contract and an interest in a senior note. The remaining forward purchase contracts were settled on May 16, 2007 at which time the Company received approximately $52 of net cash and issued approximately 1.1 shares.

Capital spending during the first quarter of fiscal 2008 was approximately $240, including approximately $10 in capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2008 is projected to be approximately $1,200, including capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 16, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately 12 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 16, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $201 and represented approximately $133 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and it may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Condensed Consolidated Balance Sheet as of June 16, 2007 and will be amortized over the remaining term of the lease.

The Company had $409 of outstanding letters of credit as of June 16, 2007, of which $344 were issued under the credit facility and $65 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 16, 2007, the Company had approximately $2,168 of non-cancelable future purchase obligations primarily related to supply contracts.

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

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 12 – Commitments, Contingencies and Off-Balance Sheet Arrangements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act or Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

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

NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition requirements. FIN 48 became effective for the Company on February 25, 2007. The adoption of FIN 48 and its effects are described in Note 9 – Income Taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value with unrealized gains and losses on items for which the fair value options has been elected reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument (with certain exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 159.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) of the Securities Exchange Act of 1934) as of June 16, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Albertsons’ subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief, and attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In August 2004, Sally Wilcox and Dennis Taber filed a complaint, later certified as a class action, in California Superior Court in and for the County of San Diego, alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertsons failed to provide itemized wage statements as required by California law and that Albertsons failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code Section 17200 et seq. The lawsuit seeks recovery of all wages, compensation and penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to time of trial. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA, Case No. L5784-4), a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $16 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. The Company believes the jury verdict is contrary to the law and the facts presented at trial, and it intends to appeal the verdict. Management does not expect the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(shares not in millions) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
February 25, 2007 to March 24, 2007	118,961	$37.05	—	6,168,018
Second four weeks
March 25, 2007 to April 21, 2007	198,506	$42.92	—	5,883,826
Third four weeks
April 22, 2007 to May 19, 2007	1,350,776	$46.53	767,500	4,194,676
Fourth four weeks
May 20, 2007 to June 16, 2007	1,214,426	$46.73	1,145,800	3,071,448

Totals	2,882,669	$45.98	1,913,300	3,071,448

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2008 contains four 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 969,369 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as the vesting of restricted stock granted under such plans.
(3)	On April 18, 2007, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options and mandatory convertible securities equity issuance. This annual authorization program replaced all existing share repurchase programs and continues through June of 2008. As of June 16, 2007, there remained approximately $145 available to repurchase the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 24, 2007, at which the stockholders took the following actions:

(i) elected Charles M. Lillis, Jeffrey Noddle, Steven S. Rogers and Wayne C. Sales to the Board of Directors for three year terms expiring in 2010, Kathi P. Seifert for a two year term expiring in 2009 and A. Gary Ames for a one year term expiring in 2008. The votes cast for and withheld with respect to each such Director are set forth below. No broker non-votes occurred with respect to any Director.

	For	Against	Abstain
Charles M. Lillis	169,462,591	16,698,629	1,420,209
Jeffrey Noddle	183,730,947	2,463,428	1,387,054
Steven S. Rogers	184,987,866	1,172,752	1,420,811
Wayne C. Sales	175,662,759	10,495,243	1,423,427
Kathi P. Seifert	175,203,933	11,151,197	1,226,299
A. Gary Ames	184,712,550	1,437,850	1,431,029

The Directors whose terms continued after the meeting are as follows: Irwin Cohen, Ronald E. Daly, Lawrence A. Del Santo, Susan E. Engel, Philip L. Francis, Edwin C. Gage, Garnett L. Keith, Jr. and Marissa Peterson;

(ii) approved by a vote of 123,094,576 for, 31,254,573 against, 1,364,573 abstaining and 31,867,707 broker non-votes, the SUPERVALU INC. 2007 Stock Plan;

(iii) ratified by a vote of 184,193,447 for, 2,055,361 against, 1,332,621 abstaining and no broker non-votes, the appointment of KPMG LLP as independent registered public accountants of the Company for the fiscal year ending February 23, 2008; and

(iv) rejected by a vote of 135,150,966 against, 8,427,913 for, 22,134,843 abstaining and 21,867,707 broker non-votes, a stockholder proposal regarding a report on controlled-atmosphere killing.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	SUPERVALU INC. 2007 Stock Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 31, 2007.

10.2	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 20, 2007.*

10.3	Form of SUPERVALU INC. 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 20, 2007.*

10.4	Form of SUPERVALU INC. 2007 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Officers is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on July 20, 2007.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 26, 2007	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
10.1	SUPERVALU INC. 2007 Stock Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 31, 2007.

10.2	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 20, 2007.*

10.3	Form of SUPERVALU INC. 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 20, 2007.*

10.4	Form of SUPERVALU INC. 2007 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Officers is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on July 20, 2007.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K