Form 10-Q
period 2007-09-08
SUPERVALU INC
filed 2007-10-18
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 8, 2007.

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

Yes  ☐    No  ☒

As of October 12, 2007, there were 211,404,780 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Second Quarter Ended(1)
	September 8, 2007	% of Net sales	September 9, 2006	% of Net sales
Net sales	$10,159	100.0%	$10,666	100.0%
Cost of sales	7,826	77.0	8,205	76.9

Gross profit	2,333	23.0	2,461	23.1
Selling and administrative expenses	1,927	19.0	2,070	19.4

Operating earnings	406	4.0	391	3.7
Interest expense, net	163	1.6	176	1.7

Earnings before income taxes	243	2.4	215	2.0
Income tax expense	95	0.9	83	0.8

Net earnings	$148	1.5%	$132	1.2%

Net earnings per common share—basic	$0.70		$0.63
Net earnings per common share—diluted	$0.69		$0.61
Dividends declared per common share	0.1700		.01650
Weighted average number of common shares outstanding:
Basic	212		211
Diluted	216		220

(1)	The second quarter ended September 8, 2007 includes 12 weeks of operating results of the Acquired Operations compared to 13 weeks in the second quarter ended September 9, 2006.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Year-to-Date Ended(1)
	September 8, 2007	% of Net sales	September 9, 2006	% of Net sales
Net sales	$23,450	100.0%	$16,449	100.0%
Cost of sales	18,034	76.9	13,173	80.1

Gross profit	5,416	23.1	3,276	19.9
Selling and administrative expenses	4,544	19.4	2,717	16.5

Operating earnings	872	3.7	559	3.4
Interest expense, net	386	1.6	202	1.2

Earnings before income taxes	486	2.1	357	2.2
Income tax expense	190	0.8	138	0.9

Net earnings	$296	1.3%	$219	1.3%

Net earnings per common share—basic	$1.40		$1.26
Net earnings per common share—diluted	$1.37		$1.21
Dividends declared per common share	0.3350		0.3275
Weighted average number of common shares outstanding:
Basic	211		174
Diluted	216		184

(1)	Year-to-date ended September 8, 2007 includes 28 weeks of operating results of the Acquired Operations compared to 13 weeks in the year-to-date ended September 9, 2006.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(Unaudited)

(In millions, except percent data)

	Second Quarter Ended(1)		Year-to-Date Ended(2)
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Net sales
Retail food	$7,977	$8,522	$18,400	$11,452
% of total	78.5%	79.9%	78.5%	69.6%
Supply chain services	2,182	2,144	5,050	4,997
% of total	21.5%	20.1%	21.5%	30.4%

Total net sales	$10,159	$10,666	$23,450	$16,449
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$385	$361	$834	$489
% of sales	4.8%	4.2%	4.5%	4.3%
Supply chain services operating earnings	63	56	130	132
% of sales	2.9%	2.6%	2.6%	2.6%
General corporate expenses	42	26	92	62

Total operating earnings	406	391	872	559
% of sales	4.0%	3.7%	3.7%	3.4%
Interest expense, net	163	176	386	202

Earnings before income taxes	243	215	486	357
Income tax expense	95	83	190	138

Net earnings	$148	$132	$296	$219

(1)	The second quarter ended September 8, 2007 includes 12 weeks of operating results of the Acquired Operations compared to 13 weeks in the second quarter ended September 9, 2006.

(2)	Year-to-date ended September 8, 2007 includes 28 weeks of operating results of the Acquired Operations compared to 13 weeks in the year-to-date ended September 9, 2006.

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

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	Second Quarter September 8, 2007	Fiscal Year End February 24, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$277	$285
Receivables, less allowances for doubtful accounts of $19 and $18, respectively	867	957
Inventories, net	2,823	2,749
Other current assets	309	469

Total current assets	4,276	4,460
Property, plant and equipment, less accumulated depreciation and amortization of $3,197 and $2,747, respectively	7,388	8,415
Goodwill	6,913	5,921
Intangibles, net	1,980	2,450
Other assets	508	456

Total assets	$21,065	$21,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,450	$3,548
Current maturities of long-term debt and capital lease obligations	346	286
Other current liabilities	863	871

Total current liabilities	4,659	4,705
Long-term debt and obligations under capital leases	8,590	9,192
Deferred income taxes	87	508
Other liabilities	2,039	1,991
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized – 400 shares; issued – 230 and 229 shares, respectively	230	229
Capital in excess of par value	2,820	2,708
Accumulated other comprehensive loss	(124)	(235)
Retained earnings	3,318	3,103
Treasury stock, at cost, 19 and 20 shares, respectively	(554)	(499)

Total stockholders’ equity	5,690	5,306

Total liabilities and stockholders’ equity	$21,065	$21,702

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss (1)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances at February 25, 2006	$151	$132	$(313)	$(128)	$2,777	$2,619	$182
Net earnings	—	—	—	—	452	452	452
Minimum pension and other postretirement liability adjustment (net of tax of $71 and $17, respectively) (2)	—	—	—	(107)	—	(107)	(26)
Stock, options and restricted stock units issued in connection with acquisition of New Albertsons	69	2,327	—	—	—	2,396	—
Sales of common stock under option plans	8	221	30	—	—	259	—
Cash dividends declared on common stock $0.6575 per share	—	—	—	—	(126)	(126)	—
Compensation under employee incentive plans	1	28	4	—	—	33	—
Purchase of shares for treasury	—	—	(220)	—	—	(220)	—

Balances at February 24, 2007	229	2,708	(499)	(235)	3,103	5,306	426
Effects of changing pension plan measurement date pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	296	296	296
Minimum pension and other postretirement liability adjustment (net of tax of $48)	—	—	—	79	—	79	79
Sales of common stock under option plans	—	12	134	—	—	146	—
Cash dividends declared on common stock $0.3350 per share	—	—	—	—	(71)	(71)	—
Compensation under employee incentive plans	—	38	(4)	—	—	34	—
Shares issued in settlement of Zero-coupon convertible debentures and Mandatory convertible securities	1	62	33	—	—	96	—
Purchase of shares for treasury	—	—	(218)	—	—	(218)	—

Balances at September 8, 2007	$230	$2,820	$(554)	$(124)	$3,318	$5,690	$375

(1)	The Accumulated Other Comprehensive Loss consisted of $96 and $28, net of tax, related to pension liabilities and other postretirement liabilities, respectively as of September 8, 2007, and $203 and $32, net of tax, related to pension liabilities and other postretirement liabilities, respectively, as of February 24, 2007.

(2)	The $81, net of tax, effect of adopting the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” was recorded in Accumulated Other Comprehensive Loss in fiscal 2007.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-to-Date Ended
	September 8, 2007	September 9, 2006
Cash flows from operating activities
Net earnings	$296	$219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	552	351
LIFO charge	19	9
Loss on sale of property, plant and equipment	(3)	(14)
Deferred income taxes, net of effects from acquisition and dispositions of businesses	(28)	(59)
Stock-based compensation	36	17
Other adjustments, net	(4)	7
Changes in assets and liabilities, net of effects from acquisition and dispositions of businesses	150	(105)

Net cash provided by operating activities	1,018	425

Cash flows from investing activities
Proceeds from sale of assets	74	98
Purchases of property, plant and equipment	(488)	(324)
Business acquisition, net of cash acquired	—	(2,330)
Other	19	67

Net cash used in investing activities	(395)	(2,489)

Cash flows from financing activities
Proceeds from issuance of long-term debt	13	1,971
Payment of Albertsons standalone drug business payables	—	(299)
Repayment of long-term debt	(525)	(83)
Proceeds from settlement of mandatory convertible securities	52	—
Reduction of obligations under capital leases	(30)	(20)
Net proceeds from the sale of common stock under option plans and related tax benefits	147	151
Dividends paid	(70)	(45)
Payment for purchase of treasury shares	(218)	(131)

Net cash (used in) provided by financing activities	(631)	1,544

Net decrease in cash and cash equivalents	(8)	(520)
Cash and cash equivalents at beginning of period	285	801

Cash and cash equivalents at the end of period	$277	$281

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

As of the close of the second quarter ended September 8, 2007, the Company conducted its retail operations through 2,463 stores including 877 combination stores (defined as food and drug), 403 food stores and 1,183 limited assortment food stores. Included in the total store counts are 858 licensed limited assortment food stores. Additionally, the Company provides supply chain services and related logistics support services across the United States retail grocery channel. As of the close of the second quarter ended September 8, 2007, the Company served as the primary grocery supplier to approximately 2,200 retail food stores in 49 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 400 stores. The Company’s supply chain activities are supported by 23 major Company distribution operations located throughout the United States.

Accounting Policies

The summary of significant accounting policies is included in the notes to consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for its fiscal year ended February 24, 2007. References to SUPERVALU and the Company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of New Albertsons and the Company, the accompanying September 8, 2007 Condensed Consolidated Balance Sheet includes the assets and liabilities related to New Albertsons as of September 6, 2007. The accompanying Condensed Consolidated Statements of Earnings for the second quarter of fiscal 2008 includes 12 weeks of operating results of the Acquired Operations compared to 13 weeks in fiscal 2007. The third quarter of fiscal 2008 will also consist of 12 weeks of operating results of the Acquired Operations compared to 13 weeks for the third quarter of fiscal 2007. No operating results of the Acquired Operations are included in the accompanying Condensed Consolidated Statement of Earnings for the first quarter of fiscal 2007 ended June 17, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the Changes in assets and liabilities line item within the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows. At September 8, 2007 and February 24, 2007, the Company had net book overdrafts of $358 and $416, respectively.

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the 12 weeks and 28 weeks ended September 8, 2007 and September 9, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007. The results of operations for the 12 weeks and 28 weeks ended September 8, 2007 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 24, 2007 has been derived from the audited Consolidated Balance Sheet as of that date.

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current presentation. The Company made a reclassification to properly reflect accumulated depreciation and amortization on Property, plant and equipment. This reclassification resulted in an increase in accumulated depreciation and amortization and a corresponding decrease in the historic cost of Property, plant and equipment as of February 24, 2007 of $199. This reclassification had no effect on the net Property, plant and equipment balance as of February 24, 2007 and had no effect on reported earnings or cash flows.

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

The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter Ended		Year-to-Date Ended
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Earnings per share—basic
Net earnings	$148	$132	$296	$219
Less: undistributed earnings allocable to contingently convertible debentures	—	—	(1)	—

Net earnings available to common shareholders	$148	$132	$295	$219

Weighted average shares outstanding—basic	212	211	211	174
Earnings per share—basic	$0.70	$0.63	$1.40	$1.26
Earnings per share—diluted
Net earnings	$148	$132	$296	$219
Interest related to dilutive contingently convertible debentures, net of tax	1	1	1	3

Net earnings used for diluted earnings per share calculation	$149	$133	$297	$222

Weighted average shares outstanding	212	211	211	174
Dilutive impact of options and restricted stock outstanding	3	2	4	2
Dilutive impact of convertible securities	1	7	1	8

Weighted average shares—diluted	216	220	216	184

Earnings per share—diluted	$0.69	$0.61	$1.37	$1.21

Options to purchase 6 shares of common stock were outstanding during both the 12-week and 28-week periods ended September 8, 2007, but were excluded from the computation of diluted earnings per share because they were not dilutive. Options to purchase 17 and 15 shares of common stock were outstanding during the 12-week and 28-week periods ended September 9, 2006, but were excluded from the computation of diluted earnings per share because they were not dilutive.

NOTE 2 – BUSINESS ACQUISITION

On June 2, 2006, the Company acquired New Albertson’s, Inc. (the “Acquisition”). The Acquisition was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” As a result, the Company applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of New Albertsons. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date. The purchase price allocations are based on a combination of third-party valuations and internal analyses.

Purchase Price Allocation
Current assets	$3,380
Property, plant and equipment	5,672
Goodwill	5,341
Intangibles	1,978
Other assets	470

Total assets acquired	16,841

Current liabilities	3,918
Long-term debt and obligations under capital leases	6,060
Deferred income taxes	185
Other liabilities	1,562

Total liabilities assumed	11,725

Net assets acquired	$5,116
Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons	135
Cash proceeds from the sale of the Standalone Drug Business and Non-Core Business of Albertsons	4,911
Debt assumed	6,123

Total purchase price	$16,285

Values of intangible assets include the following:

	Purchase Price Allocation	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,340
Liquor licenses	12

Total non-amortizing	1,352

Amortizing:
Favorable operating leases	453	19
Customer lists and other	173	7

Total amortizing	626	16

Total	$1,978

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

Transition Services Agreement

In connection with the purchase of the non-core supermarket business of Albertsons, Inc. (“Albertsons LLC”) by an investment group led by Cerberus Capital Management, L.P., the Company entered into a transition services agreement (the “TSA”). The TSA provided for a two-year term and a combination of fixed and variable payments to the Company. In July 2007, Albertsons LLC and the Company amended the TSA to provide for a one-year extension commencing June 3, 2008 and ending June 2, 2009. The TSA fees are included in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 159.

NOTE 4 – BENEFIT PLANS

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” (“SFAS No. 158”). SFAS No. 158 has a provision requiring a measurement date for plan assets and liabilities equal to the balance sheet date for companies with fiscal years ending after December 15, 2008. The Company elected to adopt the measurement date provision for the fiscal year beginning February 25, 2007. Accordingly, plan assets and liabilities were remeasured as of the beginning of the fiscal year, and those values were used to determine the fiscal 2008 expense. In addition, during the first quarter of fiscal 2008, adjustments were made to the fiscal 2008 beginning balances of Retained earnings (for the net periodic benefit cost) and to Accumulated other comprehensive loss (for other changes in the fair value of assets and benefit obligations) covering the period from the prior measurement date (November 30, 2006) through fiscal 2007 year-end.

Adjustment to Retained earnings (pre-tax) for the change in measurement date consisted of the following:

	Defined Benefit Pension Plans	Other Postretirement Benefits
SFAS No. 158 transition charge to retained earnings:
Service cost	$7	$—
Interest cost	17	2
Expected return on plan assets	(17)	—
Amortization of net actuarial loss	7	1

Total transition charge (pre-tax)	$14	$3

Accumulated other comprehensive loss was adjusted for the measurement date change pre-tax for the defined benefit pension plans and the other postretirement plans by $46 and $6, respectively.

On May 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans, whereby effective December 31, 2007, service crediting will end in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases will continue to be reflected in the amount of benefit earned in these plans until December 31, 2012. The amendments to the plans were accounted for as plan curtailments in the first quarter of fiscal 2008, resulting in the recognition of a $6 pre-tax curtailment expense ($0.02 per diluted share) for the 28 weeks ended September 8, 2007 that is included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings. In connection with the curtailments and the related remeasurement of the plans, the projected benefit obligation for the plans decreased $110, pre-tax.

Net periodic benefit expense for qualified and nonqualified defined benefit pension plans and other postretirement benefits consisted of the following:

	Second Quarter Ended
	Defined Benefit Pension Plans		Other Postretirement Benefits
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Service cost – benefits earned during the period	$6	$9	$—	$—
Interest cost on projected benefit obligations	29	29	2	3
Expected return on assets	(32)	(30)	—	—
Amortization of net actuarial loss	2	6	2	1

Net periodic benefit expense	$5	$14	$4	$4

	Year-to-Date Ended
	Defined Benefit Pension Plans		Other Postretirement Benefits
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Service cost – benefits earned during the period	$16	$16	$1	$1
Interest cost on projected benefit obligations	66	42	5	5
Expected return on assets	(72)	(44)	—	—
Amortization of prior service cost	—	1	(1)	(1)
Amortization of net actuarial loss	8	14	3	3
Curtailment loss	6	—	—	—

Net periodic benefit expense	$24	$29	$8	$8

The Company contributed $21 and $27 to its defined benefit pension plans during the 28 weeks ended September 8, 2007 and September 9, 2006, respectively.

The projected benefit obligation, fair value of plan assets and funded status of the Company-sponsored qualified defined benefit pension plans and other postretirement benefit plans are as follows:

	September 8, 2007
	Defined Benefit Pension Plans	Other Postretirement Benefits
Benefit obligation (1)	$(2,087)	$(167)
Fair value of plan assets	1,836	—

Funded status	$(251)	$(167)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefits, the benefit obligation is the accumulated postretirement benefit obligation.

Amounts recognized in Accumulated other comprehensive loss for the qualified defined benefit pension plans and other postretirement benefit plans consist of the following:

	September 8, 2007
	Defined Benefit Pension Plans	Other Postretirement Benefits
Prior service cost	$—	$(3)
Net actuarial loss	146	48

Total recognized in Accumulated other comprehensive loss, pre-tax	$146	$45

The Company’s accumulated benefit obligation for the qualified defined benefit pension plans was $2,060 at September 8, 2007.

Weighted average assumptions used for the defined benefit pension plans that were remeasured as of May 31, 2007 (due to curtailments) and all other plans that were last remeasured as of February 24, 2007 consisted of the following:

	May 31, 2007 (1)	February 24, 2007
Weighted average assumptions used to determine benefit obligation:
Discount rate	6.20%	5.85%
Rate of compensation increase	3.20%	3.07-3.20%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.20%	5.85%
Rate of compensation increase	3.20%	3.07-3.20%
Expected long-term return on plan assets (2)	8.00%	8.00%

(1)	This column only represents those plans that were remeasured as of May 31, 2007.

(2)	Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon an individual plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term return is based.

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

	Balance February 24, 2007	Additions	Usage	Adjustments	Balance September 8, 2007
Accruals for closed properties	$118	$5	$(19)	$(7)	$97

NOTE 6 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

At September 8, 2007, the Company had approximately $6,100 of Goodwill related to its Retail food segment and $813 related to its Supply chain services segment.

A summary of changes in the Company’s goodwill and other acquired intangible assets year-to-date fiscal 2008 follows:

	February 24, 2007	Amortization	Additions	Other Adjustments	September 8, 2007
Goodwill	$5,921	$—	$—	$992	$6,913

Other acquired intangible assets:
Trademarks and tradenames	1,384	—	—	(7)	1,377
Leasehold rights, customer lists and other (accumulated amortization of $106 and $63 at September 8, 2007 and February 24, 2007, respectively)	1,082	—	5	(421)	666
Customer relationships (accumulated amortization of $9 and $8 at September 8, 2007 and February 24, 2007, respectively)	48	—	—	—	48
Non-compete agreements (accumulated amortization of $10 and $6 at September 8, 2007 and February 24, 2007, respectively)	13	—	2	—	15

Total other acquired intangible assets	2,527	—	7	(428)	2,106
Accumulated amortization	(77)	(47)	—	(2)	(126)

Total other acquired intangible assets, net	$2,450	$(47)	$7	$(430)	$1,980

Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from less than one to 35 years. Year-to-date, for fiscal 2008 and fiscal 2007, the Company recorded amortization expense relating to definite-lived intangible assets of approximately $47 and $17, respectively. All intangible assets are amortizable with the exception of the trademarks, tradenames and liquor licenses. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually in the Company’s fourth quarter.

The Company has recorded other adjustments to Goodwill and other acquired intangible assets during fiscal 2008 which are primarily related to the finalization of valuations for the Acquired Operations in the first quarter of fiscal 2008 and other purchase accounting adjustments to income tax-related amounts.

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

NOTE 8 – DEBT

As a result of the Acquisition, the Company assumed $5,183 of the Acquired Operations’ outstanding debt, excluding capital leases (see Note 2 – Business Acquisition). In accordance with the application of the purchase method of accounting, the Company estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons debt of $231 as of the Acquisition Date, which will be amortized to Interest expense using the effective interest method over the remaining terms of the respective debt instruments. In the table below, the stated interest rates for the debt instruments are followed by the effective rates in parentheses. Borrowings are unsecured unless indicated otherwise.

September 8, 2007
6.01% to 8.70% (5.44% to 8.97%) Senior Notes, Medium Term Notes and Debentures due through May 2037 (face amounts $5,340)	$5,133
6.74% to 8.75% Revolving Credit Facility and Variable Rate Notes	2,025
5.48% Accounts Receivable Securitization Facility	260
3.87% to 15.47% (3.87% to 8.38%) Variable Rate Industrial Revenue Bonds, Secured Mortgages and other Notes (face amounts $96)	98
4.50% Yield Zero-coupon Convertible Debentures due November 2031 (face amount $38)	13
Other	7

7,536
Less current maturities	283

Long-term debt	$7,253

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company was in compliance with the financial covenants under the debt agreements as of September 8, 2007.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). Pursuant to an amendment to the facilities effective March 8, 2007, rates on the facilities were tied to LIBOR plus 0.375 percent to 1.75 percent or the Prime Rate plus 0.00 percent to 0.75 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of September 8, 2007, based on the Company’s current credit ratings, are 0.40 percent for the facility fees, LIBOR plus 1.375 percent for Term Loan A and LIBOR plus 1.50 percent for LIBOR revolving advances and Term Loan B.

In May 2007, the Company executed an amended and restated 364-day accounts receivable program, under which the Company can borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on September 8, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of September 8, 2007, there were $260 of outstanding borrowings under this program. As of September 8, 2007 there were $343 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s September 8, 2007 Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt and obligations under capital leases in the Condensed Consolidated Balance Sheets.

In November 2001, the Company sold zero-coupon convertible debentures due 2031, of which $13 remain outstanding at September 8, 2007. Holders of the debentures may require the Company to purchase all or a portion of the remaining $13 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 0.4 shares, should all remaining debentures be converted. As of September 8, 2007, 1,169,112 (not in millions) shares have been issued as holders of $41 of the debentures have elected conversion. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date.

Mandatory Convertible Securities

During fiscal 2007, the Company purchased substantially all of the 46 mandatory convertible securities (“Corporate Units”) that were assumed by the Company upon the Acquisition of New Albertsons. Each Corporate Unit consisted of a forward purchase contract and an interest in a senior note. The remaining forward purchase contracts were settled on May 16, 2007 at which time the Company received approximately $52 of net cash and issued approximately 1.1 shares.

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

As of February 25, 2007, the Company had $329 of unrecognized tax benefits. If recognized, $25 would have an effective tax rate impact. During the second quarter and year-to-date ended September 8, 2007, the unrecognized tax benefits decreased by $3 and $17, respectively. The Company expects to resolve approximately $151 of unrecognized tax benefits within the next 12 months. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law.

The Company is currently in various stages of audits, appeals, and or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would be a result of potential settlements from these negotiations. Based on the information available on September 8, 2007, we do not anticipate significant additional changes to our unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits separately from tax expense. This policy will not change as a result of the adoption of FIN 48. As of September 8, 2007 and February 25, 2007, the Company had a total liability of $36 and $32, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of September 8, 2007, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are:

Jurisdiction	Open Tax Years
Federal	2003 – current
California	2001 – current
Illinois	2002 – current
Massachusetts	2002 – current
Minnesota	1997 – current
Pennsylvania	2003 – current

NOTE 10 – STOCK-BASED COMPENSATION

The Company has options outstanding under multiple stock plans. In May 2007, the Board of Directors adopted the Company’s 2007 Stock Plan, which was voted on and approved by the stockholders of the Company on May 24, 2007. The 2007 Stock Plan allows a total of 35 shares to be issued under all stock-based awards. The 2007 Stock Plan provides that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of granting whether each option granted will be a non-qualified or incentive stock option under the Internal Revenue Code. In addition, the 2007 Stock Plan states that the terms of each option will be determined by the Board of Directors or the Compensation Committee. The Company currently has options outstanding under the 2007 Stock Plan. Prior to the adoption of the 2007 Stock Plan, the Company had issued options under various other plans, including the 2002 Stock Plan, the 1997 Stock Plan, the 1993 Stock Plan, the 1983 Employee Stock Option Plan, the SUPERVALU/Richfood Stock Incentive Plan, the Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. In connection with the adoption of the 2007 Stock Plan, however, the Company agreed not to grant any additional awards under its pre-existing plans. In general, options issued prior to fiscal 2006 have a term of ten years. Effective as of fiscal 2006, options granted to employees may not have a term greater than seven years. Generally, outstanding options vest over a period of four years. The exercise provisions of future awards may change as the Board of Directors or the Compensation Committee may determine.

The Company recognized after-tax share-based compensation expense related to stock options of $3 and $18 in the Condensed Consolidated Statements of Earnings for the 12 weeks and 28 weeks ended September 8, 2007, respectively, compared to $2 and $10 for the 12 weeks and 28 weeks ended September 9, 2006, respectively. The Company recognized after-tax share-based compensation expense related to long-term incentive and restricted stock awards of $1 and $4 in the Condensed Consolidated Statements of Earnings for the 12 weeks and 28 weeks ended September 8, 2007, respectively, compared to $2 and $4 for the 12 weeks and 28 weeks ended September 9, 2006, respectively. The components of pre-tax stock-based compensation expense related to stock options and other stock-based awards are included primarily in Selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

During the 28 weeks ended September 8, 2007, the Company granted approximately 5 stock options. The weighted average grant date fair value of the stock options granted during the 28 weeks ended September 8, 2007 was $8.98.

To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 28-week period ended September 8, 2007 were as follows:

28 Weeks Ended September 8, 2007
Dividend yield	2.0%
Volatility rate	19.1 - 25.1%
Risk-free interest rate	4.6 - 5.1%
Expected option life (years)	1.0 - 5.5 years

NOTE 11 – TREASURY STOCK PURCHASE PROGRAM

On April 18, 2007, the Company’s Board of Directors adopted a new annual share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the settlement of stock options and mandatory convertible securities equity issuance. This annual authorization program replaced all existing share repurchase programs. During the 12 weeks and 28 weeks ended September 8, 2007, the Company purchased 3 and 5 shares under this program at an average cost of $43.90 and $45.05 per share, respectively. No shares were repurchased under the previously existing programs during fiscal 2008. During the 12 weeks and 28 weeks ended September 9, 2006 the Company purchased 5 shares at an average cost of $28.29 per share under the previously existing programs. As of September 8, 2007, there remained approximately $17 available to repurchase the Company’s common stock.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 8, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to twenty years, with a weighted average remaining term of approximately twelve years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 8, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $195 and represented approximately $128 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company had $403 of outstanding letters of credit as of September 8, 2007, of which $343 were issued under the credit facility and $60 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 8, 2007, the Company had approximately $2,177 of non-cancelable future purchase obligations primarily related to supply contracts.

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

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for summary judgment was denied, and the Attorney General’s motion to certify an appeal of the decision was denied on March 5, 2007. Discovery is proceeding and trial is scheduled for April 15, 2008. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA, Case No. L5784-4), a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $16 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. The Company believes the jury verdict is contrary to the law and the facts presented at trial, and it has filed a Petition for Appeal with the Virginia Supreme Court. Management does not expect the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company also makes payments to multi-employer health and welfare plans in amounts representing mandatory contributions. Some of the collective bargaining agreements up for renewal in the next several years contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s Selling and administrative expenses could increase, possibly significantly, in the future.

Income Taxes

Effective February 25, 2007, the first day of the 2008 fiscal year, the Company adopted the provisions of FIN48. The amount of unrecognized tax benefits at February 25, 2007 was $329. This amount was not included in the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007. The Company expects to resolve approximately $151 of unrecognized tax benefits within the next 12 months. The timing of the settlement of the remaining $178 of unrecognized tax benefits cannot be determined. For additional information, see Note 9 – Income Taxes in the Notes to Condensed Consolidated Financial Statements.

There have been no other material changes in the Company’s contractual obligations since the end of fiscal 2007. Please refer to the Annual Report on Form 10-K for additional information regarding the Company’s contractual obligations.

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

As of September 8, 2007, the Company has approximately 190,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 120 fuel centers. The Acquisition has significantly changed the mix of the Company’s segment revenues and operating results for the first 28 weeks of fiscal 2008 compared to the first 28 weeks of fiscal 2007.

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

RESULTS OF OPERATIONS

In the second quarter of fiscal 2008, net sales decreased to $10,159 from $10,666 in the prior year. Net earnings for the second quarter of fiscal 2008 were $148, basic earnings per share were $0.70 and diluted earnings per share were $0.69 compared with net earnings of $132, basic earnings per share of $0.63 and diluted earnings per share of $0.61 last year. Prior year results include 13 weeks of operations of the Acquired Operations compared to 12 weeks in the second quarter of fiscal 2008. The estimated sales impact of one less week in the second quarter is approximately $450, or approximately $0.03 per diluted share. Results for the second quarter of fiscal 2008 include Acquisition-related costs (defined as one-time transaction costs, which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $12 after tax, or $0.05 per diluted share, compared to $10 after tax, or $0.04 per diluted share, of Acquisition-related costs in the second quarter of fiscal 2007.

Year-to-date for fiscal 2008, net sales increased to $23,450 from $16,449 in the prior year. Year-to-date net earnings for fiscal 2008 were $296, basic earnings per share were $1.40 and diluted earnings per share were $1.37 compared with net earnings of $219, basic earnings per share of $1.26 and diluted earnings per share of $1.21 last year. Year-to-date results for the second quarter of fiscal 2008 include Acquisition-related costs of $29 after tax, or $0.13 per diluted share, compared to $19 after tax, or $0.10 per diluted share last year.

SECOND QUARTER RESULTS

Net Sales

Net sales for the second quarter of fiscal 2008 were $10,159 compared with $10,666 last year. The sales decrease reflects one less week of the Acquired Operations which is estimated at approximately $450. In addition, sales increases from new stores and positive identical store sales were more than offset by the closure of underperforming stores primarily in the Acquired Operations. Retail food and drug sales were approximately 79 percent of Net sales and Supply chain services sales were approximately 21 percent of Net sales for the second quarter of fiscal 2008, compared with approximately 80 percent and approximately 20 percent, respectively, last year.

Retail food sales for the second quarter of fiscal 2008 were $7,977 compared with $8,522 last year. Prior year results include 13 weeks of operations of the Acquired Operations compared to 12 weeks in the second quarter of fiscal 2008. Identical store retail sales growth defined as stores operating for four full quarters, including store expansions and excluding fuel, for the second quarter of fiscal 2008 compared to last year, was positive 0.5 percent.

Total owned retail square footage at the end of the second quarter of fiscal 2008 was approximately 71 million. Total retail square footage decreased 3.5 percent from the second quarter of fiscal 2007. Total retail square footage, excluding store closures, increased 2.4 percent over the second quarter of fiscal 2007.

Supply chain services sales for the second quarter of fiscal 2008 were $2,182 compared with $2,144 last year. The increase primarily reflects new business growth, which was partially offset by normal customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, was 23.0 percent for the second quarter of fiscal 2008 compared with 23.1 percent last year. The slight decrease in Gross profit as a percent of Net sales primarily reflects the decrease in Net sales for Retail food to approximately 79 percent of total Net sales compared with approximately 80 percent last year as a result of one less week of sales of the Acquired Operations. Retail food has a higher Gross profit percentage than Supply chain services. Gross profit was also negatively impacted by a higher LIFO charge compared to last year.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.0 percent for the second quarter of fiscal 2008 compared with 19.4 percent last year. The decrease in Selling and administrative expenses, as a percent of Net sales, primarily reflects favorable employee-related costs including health and welfare, worker’s compensation and pension as well as lower depreciation expense as a result of the final purchase accounting valuation.

Operating Earnings

Operating earnings for the second quarter of fiscal 2008 increased to $406 compared with $391 last year. Retail food Operating earnings for the second quarter of fiscal 2008 were $385, or 4.8 percent of Retail food Net sales, compared with $361 or 4.2 percent of Retail food Net sales last year. Supply chain services Operating earnings for the second quarter of fiscal 2008 increased 12.5 percent to $63 or 2.9 percent of Supply chain services Net sales from last year’s Operating earnings of $56 or 2.6 percent of Supply chain services Net sales.

Net Interest Expense

Net interest expense was $163 in the second quarter of fiscal 2008 compared with $176 last year reflecting one less week of the Acquired Operations, lower debt levels and the benefit of lower borrowing rates in the quarter.

Income Taxes

The effective tax rate was 39.0 percent and 38.6 percent in the second quarters of fiscal 2008 and fiscal 2007, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2008 as a result of the Acquisition.

Net Earnings

Net earnings were $148, or $0.70 per basic share and $0.69 per diluted share, in the second quarter of fiscal 2008 compared with Net earnings of $132, or $0.63 per basic share and $0.61 per diluted share last year.

Weighted average basic shares increased to 212 in the second quarter of fiscal 2008 compared with 211 shares last year and weighted average diluted shares decreased to 216 in the second quarter of fiscal 2008 compared with 220 shares last year. The decrease in weighted average diluted shares is primarily due to the Company’s repurchase of convertible debentures in the third quarter of fiscal 2007.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2008 year-to-date were $23,450 compared with $16,449 last year. Retail food and drug sales were approximately 79 percent of Net sales and Supply chain services sales were approximately 21 percent of Net sales for fiscal 2008 year-to-date, compared with approximately 70 percent and approximately 30 percent, respectively, last year.

Retail food sales for fiscal 2008 year-to-date were $18,400 compared with $11,452 last year. The increase was due to the Acquisition. Identical store retail sales growth on a combined basis, as if the Acquired Operations stores were in the store base for four full quarters, was positive 0.9 percent.

Supply chain services sales for fiscal 2008 year-to-date were $5,050 compared with $4,997 last year.

Gross Profit

Gross profit, as a percent of Net sales, was 23.1 percent for fiscal 2008 year-to-date compared with 19.9 percent last year. The increase in Gross profit as a percent of Net sales primarily reflects the increase in Net sales for Retail food to approximately 79 percent of total Net sales compared to approximately 70 percent for last year as a result of the Acquisition. Retail food has a higher Gross profit percentage than Supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.4 percent for fiscal 2008 year-to-date compared with 16.5 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, primarily reflects the higher percentage of Retail food Net sales as a percentage of total Net sales as a result of the Acquisition.

Operating Earnings

Operating earnings for fiscal 2008 year-to-date increased to $872 compared with $559 last year, primarily reflecting the results from the Acquisition. Retail food Operating earnings for fiscal 2008 year-to-date were $834, or 4.5 percent of Retail food Net sales, compared with $489 or 4.3 percent of Retail food Net sales last year, primarily reflecting the results from the Acquisition. Supply chain services Operating earnings for fiscal 2008 year-to-date were at $130 or 2.6 percent of Supply chain services Net sales compared to last year’s Operating earnings of $132 or 2.6 percent of Supply chain services Net sales.

Net Interest Expense

Net interest expense was $386 for fiscal 2008 year-to-date compared with $202 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Taxes

The effective tax rate was 39.0 percent and 38.6 percent in fiscal 2008 year-to-date and fiscal 2007 year-to-date, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2008 as a result of the Acquisition.

Net Earnings

Net earnings were $296, or $1.40 per basic share and $1.37 per diluted share, for fiscal 2008 year-to-date compared with Net earnings of $219, or $1.26 per basic share and $1.21 per diluted share last year.

Weighted average basic shares increased to 211 for fiscal 2008 year-to-date compared with 174 shares last year and weighted average diluted shares increased to 216 for fiscal 2008 year-to-date compared with 184 shares last year. The increase is primarily due to the shares issued for the Acquisition on June 2, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,018 for fiscal 2008 year-to-date compared with $425 last year. This increase is primarily attributable to the impact of the Acquired Operations on Net earnings, Depreciation and amortization and working capital.

Net cash used in investing activities was $395 for fiscal 2008 year-to-date compared to $2,489 last year. Investing activities for the fiscal 2008 year-to-date consist primarily of capital spending to fund retail store expansion and store remodeling. Investing activities for fiscal 2007 year-to-date primarily relate to the net assets acquired in the Acquisition.

Net cash used in financing activities was $631 for fiscal 2008 year-to-date compared with net cash provided of $1,544 last year. Financing activities for fiscal 2008 year-to-date relate primarily to repayments of long-term debt and purchases of treasury shares offset by proceeds received from the sale of common stock under the Company’s stock option plans. Financing activities for fiscal 2007 year-to-date relate primarily to the debt obtained to facilitate the Acquisition.

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

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). Pursuant to an amendment to the facilities effective March 8, 2007, rates on the facilities were tied to LIBOR plus 0.375 percent to 1.75 percent or the Prime Rate plus 0.00 percent to 0.75 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of September 8, 2007, based on the Company’s current credit ratings, are 0.40 percent for the facility fees, LIBOR plus 1.375 percent for Term Loan A and LIBOR plus 1.50 percent for LIBOR revolving advances and Term Loan B.

In May 2007, the Company executed an amended and restated 364-day accounts receivable program, under which the Company can borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on September 8, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of September 8, 2007, there were $260 of outstanding borrowings under this program. As of September 8, 2007 there were $343 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s September 8, 2007 Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt and obligations under capital leases in the Condensed Consolidated Balance Sheets.

In November 2001, the Company sold zero-coupon convertible debentures due 2031, of which $13 remains outstanding at September 8, 2007. Holders of the debentures may require the Company to purchase all or a portion of the remaining $13 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 0.4 shares, should all remaining debentures be converted. As of September 8, 2007, 1,169,112 (not in millions) shares have been issued as holders of $41 of the debentures have elected conversion. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date.

During fiscal 2007, the Company purchased substantially all of the 46 mandatory convertible securities (“Corporate Units”) that were assumed by the Company upon the Acquisition of New Albertsons. Each Corporate Unit consisted of a forward purchase contract and an interest in a senior note. The remaining forward purchase contracts were settled on May 16, 2007 at which time the Company received approximately $52 of net cash and issued approximately 1.1 shares.

Capital spending during the second quarter of fiscal 2008 was approximately $278, including approximately $14 in capital leases. Capital spending year-to-date for fiscal 2008 was approximately $511, including approximately $22 in capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2008 is projected to be approximately $1,200, including capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at September 8, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to twenty years, with a weighted average remaining term of approximately twelve years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At September 8, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $195 and represented approximately $128 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company had $403 of outstanding letters of credit as of September 8, 2007, of which $343 were issued under the credit facility and $60 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 8, 2007, the Company had approximately $2,177 of non-cancelable future purchase obligations primarily related to supply contracts.

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

The Company also makes payments to multi-employer health and welfare plans in amounts representing mandatory contributions.

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

Income Taxes

Effective February 25, 2007, the first day of the 2008 fiscal year, the Company adopted the provisions of FIN48. The amount of unrecognized tax benefits at February 25, 2007 was $329. This amount was not included in the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007. The Company expects to resolve approximately $151 of unrecognized tax benefits within the next 12 months. The timing of the settlement of the remaining $178 of unrecognized tax benefits cannot be determined. For additional information, see Note 9 – Income Taxes in the Notes to Condensed Consolidated Financial Statements.

There have been no other material changes in the Company’s contractual obligations since the end of fiscal 2007. Please refer to the Annual Report on Form 10-K for additional information regarding the Company’s contractual obligations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 159.

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

•	Other events that give rise to actual or potential food contamination, drug contamination or food-borne illness

Labor Relations and Employee-Related Costs

•	Potential work disruptions resulting from labor disputes

•	Increased operating costs resulting from rising employee-related costs

•	The ability to hire, train or retain employees

Expansion and Acquisitions

•	Our ability to successfully combine our operations with the Acquired Operations, to achieve expected synergies and to minimize the diversion of management’s attention and resources

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) of the Securities Exchange Act of 1934) as of September 8, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Albertsons Inc.’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief, and attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for summary judgment was denied, and the Attorney General’s motion to certify an appeal of the decision was denied on March 5, 2007. Discovery is proceeding and trial is scheduled for April 15, 2008. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA, Case No. L5784-4), a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $16 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. The Company believes the jury verdict is contrary to the law and the facts presented at trial, and it has filed a Petition for Appeal with the Virginia Supreme Court. Management does not expect the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
June 17, 2007 to July 14, 2007	1,254,496	$45.80	1,228,400	1,877,189
Second four weeks
July 15, 2007 to August 11, 2007	1,691,285	$42.67	1,668,100	430,555
Third four weeks
August 12, 2007 to September 8, 2007	60,751	$39.11	39,000	408,988

Totals	3,006,532	$43.91	2,935,500	408,988

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2008 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 71,032 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as the vesting of restricted stock granted under such plans.

(3)	On April 18, 2007, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options and mandatory convertible securities equity issuance. This annual authorization program replaced all existing share repurchase programs and continues through June of 2008. As of September 8, 2007, there remained approximately $17 available to repurchase the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of SUPERVALU INC. 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 18, 2007	SUPERVALU INC. (Registrant)

/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit

10.1	Form of SUPERVALU INC. 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.