Form 10-Q
period 2007-12-01
SUPERVALU INC
filed 2008-01-10
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 1, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

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

As of January 4, 2008, there were 211,521,798 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

Item		Page
	PART I - FINANCIAL INFORMATION

1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the third quarter ended December 1, 2007 and December 2, 2006	1

	Condensed Consolidated Statements of Earnings for the year-to-date ended December 1, 2007 and December 2, 2006	2

	Condensed Consolidated Composition of Net Sales and Operating Earnings for the third quarter and year-to-date ended December 1, 2007 and December 2, 2006	3

	Condensed Consolidated Balance Sheets as of December 1, 2007 and February 24, 2007	4

	Condensed Consolidated Statements of Stockholders’ Equity for the year-to-date ended December 1, 2007 and the fiscal year ended February 24, 2007	5

	Condensed Consolidated Statements of Cash Flows for the year-to-date ended December 1, 2007 and December 2, 2006	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	27

4.	Controls and Procedures	27

	PART II - OTHER INFORMATION

1.	Legal Proceedings	28

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

3.	Defaults Upon Senior Securities	30

4.	Submission of Matters to a Vote of Security Holders	31

5.	Other Information	31

6.	Exhibits	31

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Third Quarter Ended (1)
	December 1, 2007	% of Net sales	December 2, 2006	% of Net sales
Net sales	$10,211	100.0%	$10,657	100.0%
Cost of sales	7,941	77.8	8,219	77.1

Gross profit	2,270	22.2	2,438	22.9
Selling and administrative expenses	1,875	18.3	2,071	19.4

Operating earnings	395	3.9	367	3.5
Interest expense, net	164	1.6	183	1.7

Earnings before income taxes	231	2.3	184	1.8
Income tax expense	90	0.9	71	0.7

Net earnings	$141	1.4%	$113	1.1%

Net earnings per share—basic	$0.67		$0.55
Net earnings per share—diluted	$0.66		$0.54
Dividends declared per share	$0.1700		$0.1650
Weighted average number of shares outstanding:
Basic	211		207
Diluted	214		209

(1)	The third quarter ended December 1, 2007 includes 12 weeks of operating results of the Acquired Operations compared to 13 weeks in the third quarter ended December 2, 2006.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Year-to-Date Ended (1)
	December 1, 2007	% of Net sales	December 2, 2006	% of Net sales
Net sales	$33,661	100.0%	$27,106	100.0%
Cost of sales	25,975	77.2	21,391	78.9

Gross profit	7,686	22.8	5,715	21.1
Selling and administrative expenses	6,419	19.1	4,789	17.7

Operating earnings	1,267	3.7	926	3.4
Interest expense, net	550	1.6	385	1.4

Earnings before income taxes	717	2.1	541	2.0
Income tax expense	280	0.8	209	0.8

Net earnings	$437	1.3%	$332	1.2%

Net earnings per share—basic	$2.06		$1.81
Net earnings per share—diluted	$2.03		$1.75
Dividends declared per common share	$0.5050		$0.4925
Weighted average number of common shares outstanding:
Basic	211		184
Diluted	216		191

(1)	Year-to-date ended December 1, 2007 includes 40 weeks of operating results of the Acquired Operations compared to 26 weeks in the year-to-date ended December 2, 2006.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(Unaudited)

(In millions, except percent data)

	Third Quarter Ended (1)		Year-to-Date Ended (2)
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Net sales
Retail food	$7,858	$8,412	$26,259	$19,863
% of total	77.0%	78.9%	78.0%	73.3%
Supply chain services	2,353	2,245	7,402	7,243
% of total	23.0%	21.1%	22.0%	26.7%

Total net sales	$10,211	$10,657	$33,661	$27,106
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Retail food operating earnings	$342	$327	$1,176	$816
% of sales	4.4%	3.9%	4.5%	4.1%
Supply chain services operating earnings	69	70	199	202
% of sales	2.9%	3.1%	2.7%	2.8%
General corporate expenses	16	30	108	92

Total operating earnings	395	367	1,267	926
% of sales	3.9%	3.5%	3.7%	3.4%
Interest expense, net	164	183	550	385

Earnings before income taxes	231	184	717	541
Income tax expense	90	71	280	209

Net earnings	$141	$113	$437	$332

(1)	The third quarter ended December 1, 2007 includes 12 weeks of operating results of the Acquired Operations compared to 13 weeks in the third quarter ended December 2, 2006.

(2)	Year-to-date ended December 1, 2007 includes 40 weeks of operating results of the Acquired Operations compared to 26 weeks in the year-to-date ended December 2, 2006.

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

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	Third Quarter December 1, 2007	Fiscal Year End February 24, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$177	$285
Receivables, less allowances for doubtful accounts of $18 and $18, respectively	963	957
Inventories, net	3,165	2,749
Other current assets	266	469

Total current assets	4,571	4,460
Property, plant and equipment, less accumulated depreciation and amortization of $3,342 and $2,747, respectively	7,448	8,415
Goodwill	6,886	5,921
Intangibles, net	1,966	2,450
Other assets	485	456

Total assets	$21,356	$21,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,478	$3,548
Current maturities of long-term debt and capital lease obligations	347	286
Other current liabilities	898	871

Total current liabilities	4,723	4,705
Long-term debt and obligations under capital leases	8,781	9,192
Deferred income taxes	46	508
Other liabilities	2,008	1,991
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized - 400 shares; issued - 230 and 229 shares, respectively	230	229
Capital in excess of par value	2,816	2,708
Accumulated other comprehensive loss	(122)	(235)
Retained earnings	3,423	3,103
Treasury stock, at cost, 18 and 20 shares, respectively	(549)	(499)

Total stockholders’ equity	5,798	5,306

Total liabilities and stockholders’ equity	$21,356	$21,702

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss (1)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances at February 25, 2006	$151	$132	$(313)	$(128)	$2,777	$2,619	$182
Net earnings	—	—	—	—	452	452	452
Minimum pension and other postretirement liability adjustment (net of tax of $71 and $17, respectively) (2)	—	—	—	(107)	—	(107)	(26)
Stock, options and restricted stock units issued in connection with acquisition of New Albertsons	69	2,327	—	—	—	2,396	—
Sales of common stock under option plans	8	221	30	—	—	259	—
Cash dividends declared on common stock $0.6575 per share	—	—	—	—	(126)	(126)	—
Compensation under employee incentive plans	1	28	4	—	—	33	—
Purchase of shares for treasury	—	—	(220)	—	—	(220)	—

Balances at February 24, 2007	229	2,708	(499)	(235)	3,103	5,306	426
Effects of changing pension plan measurement date pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	437	437	437
Pension and other postretirement activity (net of tax of $51)	—	—	—	81	—	81	81
Sales of common stock under option plans	—	3	139	—	—	142	—
Cash dividends declared on common stock $0.5050 per share	—	—	—	—	(107)	(107)	—
Compensation under employee incentive plans	—	43	(4)	—	—	39	—
Shares issued in settlement of zero-coupon convertible debentures and mandatory convertible securities	1	62	33	—	—	96	—
Purchase of shares for treasury	—	—	(218)	—	—	(218)	—

Balances at December 1, 2007	$230	$2,816	$(549)	$(122)	$3,423	$5,798	$518

(1)	The Accumulated Other Comprehensive Loss of $122 as of December 1, 2007 consisted of $95 and $27, net of tax, related to pension liabilities and other postretirement liabilities, respectively. The pre-adjusted Accumulated Other Comprehensive Loss of $235 as of February 24, 2007 consisted of $203 and $32, net of tax, related to pension liabilities and other postretirement liabilities, respectively.

(2)	The effect of adopting the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” of $81, net of tax, was recorded in Accumulated Other Comprehensive Loss in fiscal 2007.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-to-Date Ended
	December 1, 2007	December 2, 2006
Cash flows from operating activities
Net earnings	$437	$332
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	788	624
LIFO charge	27	18
Loss on sale of property, plant and equipment	(4)	(12)
Deferred income taxes, net of effects from acquisition and dispositions of businesses	(8)	(165)
Stock-based compensation	42	29
Other adjustments, net	(4)	(29)
Changes in assets and liabilities, net of effects from acquisition and dispositions of businesses	(277)	(459)

Net cash provided by operating activities	1,001	338

Cash flows from investing activities
Proceeds from sale of assets	140	116
Purchases of property, plant and equipment	(789)	(601)
Business acquisition, net of cash acquired	—	(2,336)
Other	18	107

Net cash used in investing activities	(631)	(2,714)

Cash flows from financing activities
Proceeds from issuance of long-term debt	11	3,411
Payment of Albertsons, Inc. standalone drug business payables	—	(299)
Repayment of long-term debt	(328)	(1,141)
Proceeds from settlement of mandatory convertible securities	52	—
Reduction of obligations under capital leases	(43)	(33)
Net proceeds from the sale of common stock under option plans and related tax benefits	154	211
Dividends paid	(106)	(79)
Payment for purchase of treasury shares	(218)	(220)

Net cash (used in) provided by financing activities	(478)	1,850

Net decrease in cash and cash equivalents	(108)	(526)
Cash and cash equivalents at beginning of period	285	801

Cash and cash equivalents at the end of period	$177	$275

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

As of the close of the third quarter ended December 1, 2007, the Company conducted its retail operations through 2,468 stores including 881 combination stores (defined as food and drug), 402 food stores and 1,185 limited assortment food stores. Included in the total store counts are 863 licensed limited assortment food stores. Additionally, the Company provides supply chain services and related logistics support services across the United States retail grocery channel. As of the close of the third quarter ended December 1, 2007, the Company served as the primary grocery supplier to approximately 2,200 retail food stores in 49 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 500 stores. The Company’s supply chain activities are supported by 24 major Company distribution operations located throughout the United States.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007. References to SUPERVALU and the Company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of New Albertsons and the Company, the accompanying December 1, 2007 Condensed Consolidated Balance Sheet includes the assets and liabilities related to New Albertsons as of November 29, 2007. The accompanying Condensed Consolidated Statement of Earnings for the third quarter of fiscal 2008 includes 12 weeks of operating results of the Acquired Operations compared to 13 weeks for the third quarter of fiscal 2007. The accompanying Condensed Consolidated Statement of Earnings for the year-to-date ended December 1, 2007 includes 40 weeks of operating results of the Acquired Operations compared to 26 weeks for the year-to-date ended December 2, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the Changes in assets and liabilities line item within the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows. At December 1, 2007 and February 24, 2007, the Company had net book overdrafts of $425 and $416, respectively.

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the 12 weeks and 40 weeks ended December 1, 2007 and December 2, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007. The results of operations for the 12 weeks and 40 weeks ended December 1, 2007 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 24, 2007 has been derived from the audited Consolidated Balance Sheet as of that date.

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current presentation. The Company made a reclassification to properly reflect accumulated depreciation and amortization on Property, plant and equipment in the Condensed Consolidated Balance Sheet as of February 24, 2007. This reclassification resulted in an increase in accumulated depreciation and amortization and a corresponding increase in the historic cost of Property, plant and equipment as of February 24, 2007 of $199. This reclassification had no effect on the net Property, plant and equipment balance as of February 24, 2007 and had no effect on reported earnings or cash flows.

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

Net Earnings Per Share (EPS)

Basic EPS is calculated using net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted net earnings per share, net earnings is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures.

The following table reflects the calculation of basic and diluted net earnings per share:

	Third Quarter Ended		Year-to-Date Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Net earnings per share—basic
Net earnings	$141	$113	$437	$332
Less: undistributed earnings allocable to contingently convertible debentures	—	—	(1)	—

Net earnings available to common stockholders	$141	$113	$436	$332

Weighted average shares outstanding—basic	211	207	211	184
Net earnings per share—basic	$0.67	$0.55	$2.06	$1.81
Net earnings per share—diluted
Net earnings	$141	$113	$437	$332
Interest related to dilutive contingently convertible debentures, net of tax	—	—	1	3

Net earnings used for diluted net earnings per share calculation	$141	$113	$438	$335

Weighted average shares outstanding	211	207	211	184
Dilutive impact of options and restricted stock outstanding	3	2	4	2
Dilutive impact of convertible securities	—	—	1	5

Weighted average shares—diluted	214	209	216	191

Net earnings per share—diluted	$0.66	$0.54	$2.03	$1.75

Options to purchase 7 and 6 shares of common stock were outstanding during the 12-week and 40-week periods ended December 1, 2007, respectively, but were excluded from the computation of diluted net earnings per share because they were not dilutive. Options to purchase 12 shares of common stock were outstanding during both the 12-week and 40-week periods ended December 2, 2006, but were excluded from the computation of diluted net earnings per share because they were not dilutive.

NOTE 2 – BUSINESS ACQUISITION

On June 2, 2006, the Company acquired New Albertson’s, Inc. (the “Acquisition”). The Acquisition was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and Emerging Issues Task Force (“EITF”) No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” As a result, the Company applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of New Albertsons. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date. The purchase price allocations are based on a combination of third-party valuations and internal analyses.

Purchase Price Allocation
Current assets	$3,411
Property, plant and equipment	5,672
Goodwill	5,314
Intangibles	1,978
Other assets	470

Total assets acquired	16,845

Current liabilities	3,918
Long-term debt and obligations under capital leases	6,060
Deferred income taxes	185
Other liabilities	1,566

Total liabilities assumed	11,729

Net assets acquired	$5,116

Values of intangible assets include the following:

	Purchase Price Allocation	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,340
Liquor licenses	12

Total non-amortizing	1,352

Amortizing:
Favorable operating leases	453	19
Customer lists and other	173	7

Total amortizing	626	16

Total	$1,978

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

NOTE 3 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition requirements. FIN 48 became effective for the Company on February 25, 2007. The adoption of FIN 48 and its effects are described in Note 9 – Income Taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is evaluating the effect the implementation of SFAS No. 157 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is evaluating the effect the implementation of SFAS No. 159 will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 160 will have on the consolidated financial statements.

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

Accumulated other comprehensive loss was adjusted for the measurement date change for the defined benefit pension plans and the other postretirement plans by $46 and $6, pre-tax, respectively.

On May 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans, whereby effective December 31, 2007, service crediting will end in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases will continue to be reflected in the amount of benefit earned in these plans until December 31, 2012. The amendments to the plans were accounted for as plan curtailments in the first quarter of fiscal 2008, resulting in the recognition of a $6 pre-tax curtailment expense ($0.02 per diluted share) for the 40 weeks ended December 1, 2007 that is included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings. In connection with the curtailments and the related remeasurement of the plans, the projected benefit obligation for the plans decreased $110, pre-tax.

Net periodic benefit expense for qualified and nonqualified defined benefit pension plans and other postretirement benefits consisted of the following:

	Third Quarter Ended
	Defined Benefit Pension Plans		Other Postretirement Benefits
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Service cost – benefits earned during the period	$6	$7	$—	$—
Interest cost on projected benefit obligations	29	24	2	2
Expected return on assets	(32)	(25)	—	—
Amortization of net actuarial loss	2	6	1	1

Net periodic benefit expense	$5	$12	$3	$3

	Year-to-Date Ended
	Defined Benefit Pension Plans		Other Postretirement Benefits
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Service cost – benefits earned during the period	$22	$25	$1	$1
Interest cost on projected benefit obligations	95	71	7	6
Expected return on assets	(104)	(75)	—	—
Amortization of prior service cost	—	1	(1)	(1)
Amortization of net actuarial loss	10	20	4	4
Curtailment loss	6	—	—	—

Net periodic benefit expense	$29	$42	$11	$10

The Company contributed $37 and $39 to its defined benefit pension plans during the 40 weeks ended December 1, 2007 and December 2, 2006, respectively.

The projected benefit obligation, fair value of plan assets and funded status of the Company-sponsored qualified defined benefit pension plans and other postretirement benefit plans are as follows:

	December 1, 2007
	Defined Benefit Pension Plans	Other Postretirement Benefits
Benefit obligation (1)	$(2,107)	$(167)
Fair value of plan assets	1,869	—

Funded status	$(238)	$(167)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefits, the benefit obligation is the accumulated postretirement benefit obligation.

Amounts recognized in Accumulated other comprehensive loss for the qualified defined benefit pension plans and other postretirement benefit plans consist of the following:

	December 1, 2007
	Defined Benefit Pension Plans	Other Postretirement Benefits
Prior service cost	$—	$(2)
Net actuarial loss	144	46

Total recognized in Accumulated other comprehensive loss (pre-tax)	$144	$44

The Company’s accumulated benefit obligation for the qualified defined benefit pension plans was $2,080 at December 1, 2007.

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

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

	Defined Benefit Pension Plans (1)	Other Postretirement Benefits
Fiscal Year
2008	$62	$13
2009	68	14
2010	74	14
2011	80	14
2012	86	14
2013 - 2017	564	77

(1)	Defined benefit pension plans include the estimated future benefit payments for the unfunded, nonqualified pension plans sponsored by the Company.

NOTE 5 – CLOSED PROPERTIES

The Company maintains accruals for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The accruals for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Adjustments in the table below relate to fair value of lease liabilities of former Albertsons stores recognized in purchase accounting and other changes in estimates.

	Balance February 24, 2007	Additions	Usage	Adjustments	Balance December 1, 2007
Accruals for closed properties	$118	$12	$(32)	$(3)	$95

NOTE 6 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

At December 1, 2007, the Company had approximately $6,073 of Goodwill related to its Retail food segment and $813 related to its Supply chain services segment.

A summary of changes in the Company’s Goodwill and other acquired intangible assets year-to-date fiscal 2008 follows:

	February 24, 2007	Amortization	Additions	Other Adjustments	December 1, 2007
Goodwill	$5,921	$—	$—	$965	$6,886

Other acquired intangible assets:
Trademarks and tradenames	1,384	—	—	(8)	1,376
Leasehold rights, customer lists and other (accumulated amortization of $119 and $63 at December 1, 2007 and February 24, 2007, respectively)	1,082	—	6	(441)	647
Customer relationships (accumulated amortization of $10 and $8 at December 1, 2007 and February 24, 2007, respectively)	48	—	—	—	48
Non-compete agreements (accumulated amortization of $11 and $6 at December 1, 2007 and February 24, 2007, respectively)	13	—	3	19	35

Total other acquired intangible assets	2,527	—	9	(430)	2,106
Accumulated amortization	(77)	(58)	—	(5)	(140)

Total other acquired intangible assets, net	$2,450	$(58)	$9	$(435)	$1,966

Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from less than one to 35 years. Year-to-date, for fiscal 2008 and fiscal 2007, the Company recorded amortization expense relating to definite-lived intangible assets of approximately $58 and $34, respectively. All intangible assets are amortizable with the exception of the trademarks and tradenames. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually in the Company’s fourth quarter.

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

NOTE 8 – DEBT

As a result of the Acquisition, the Company assumed $5,183 of the Acquired Operations’ outstanding debt, excluding capital leases. In accordance with the application of the purchase method of accounting, the Company estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons debt of $231 as of the Acquisition Date, which will be amortized to Interest expense using the effective interest method over the remaining terms of the respective debt instruments. In the table below, the stated interest rates for the debt instruments are followed by the effective rates in parentheses. Borrowings are unsecured unless indicated otherwise.

December 1, 2007
6.01% to 8.70% (5.44% to 8.97%) Senior Notes, Medium Term Notes and Debentures due through May 2037 (face amounts $5,340)	$5,133
6.04% to 6.76% Revolving Credit Facility and Variable Rate Notes	2,200
5.20% Accounts Receivable Securitization Facility	284
3.60% to 15.47% (3.60% to 7.75%) Variable Rate Industrial Revenue Bonds, Secured Mortgages and other Notes (face amounts $94)	95
4.50% Yield Zero-coupon Convertible Debentures due November 2031 (face amount $38)	13
Other	6

7,731
Less current maturities	283

Long-term debt	$7,448

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company was in compliance with the financial covenants under the debt agreements as of December 1, 2007.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). Pursuant to an amendment to the facilities effective March 8, 2007, rates on the facilities were tied to LIBOR plus 0.375 percent to 1.75 percent or the Prime Rate plus 0.00 percent to 0.75 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of December 1, 2007, based on the Company’s current credit ratings, are 0.40 percent for the facility fees, LIBOR plus 1.375 percent for Term Loan A and LIBOR plus 1.50 percent for LIBOR revolving advances and Term Loan B.

In May 2007, the Company executed an amended and restated 364-day accounts receivable program, under which the Company can borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on December 1, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of December 1, 2007, there were $284 of outstanding borrowings under this program. As of December 1, 2007, there were $376 of accounts receivable pledged as collateral, classified in Receivables in the Company’s December 1, 2007 Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt and obligations under capital leases in the Condensed Consolidated Balance Sheets.

In November 2001, the Company sold zero-coupon convertible debentures due 2031, of which $13 remain outstanding at December 1, 2007. Holders of the debentures may require the Company to purchase all or a portion of the remaining $13 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 0.4 shares, should all remaining debentures be converted. As of December 1, 2007, 1,169,112 (not in millions) shares have been issued as holders of $41 of the debentures have elected conversion. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date.

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

As of December 1, 2007 and February 25, 2007, the Company had $178 and $329 of unrecognized tax benefits, respectively. If recognized, $27 and $25 would have an effective tax rate impact as of December 1, 2007 and February 25, 2007, respectively. During the third quarter ended December 1, 2007, the unrecognized tax benefits decreased by $134, net, resulting in a decrease of $151, net, since February 25, 2007. This decrease is the result of a favorable resolution of certain tax issues. The Company expects to resolve approximately $7, net, of unrecognized tax benefits within the next 12 months. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would be a result of potential settlements from these negotiations. Based on the information available on December 1, 2007, we do not anticipate significant additional changes to our unrecognized tax benefits. The unrecognized tax benefits are recorded in Other current assets and Other liabilities in the Condensed Consolidated Balance Sheets.

The Company recognizes interest and penalties related to income tax deficiencies separately from tax expense. This policy did not change as a result of the adoption of FIN 48. As of December 1, 2007 and February 25, 2007, in addition to the liability for unrecognized tax benefits, the Company had a total liability of $40 and $32, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of December 1, 2007 and February 25, 2007, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are:

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

The Company recognized after-tax stock-based compensation expense related to stock options of $2 and $21 in the Condensed Consolidated Statements of Earnings for the 12 weeks and 40 weeks ended December 1, 2007, respectively, compared to $2 and $13 for the 12 weeks and 40 weeks ended December 2, 2006, respectively. The Company recognized after-tax stock-based compensation expense related to long-term incentive and restricted stock awards of less than $1 and $4 in the Condensed Consolidated Statements of Earnings for the 12 weeks and 40 weeks ended December 1, 2007, respectively, compared to $2 and $5 for the 12 weeks and 40 weeks ended December 2, 2006, respectively. The components of pre-tax stock-based compensation expense related to stock options and other stock-based awards are included primarily in Selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

During the 40 weeks ended December 1, 2007, the Company granted approximately 5 stock options. The weighted average grant date fair value of the stock options granted during the 40 weeks ended December 1, 2007 was $8.95.

To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for December 1, 2007 year-to-date were as follows:

Year-to-Date Ended December 1, 2007
Dividend yield	2.0%
Volatility rate	19.1 – 28.2%
Risk-free interest rate	4.0 – 5.1%
Expected option life (years)	1.0 – 5.5 years

NOTE 11 – TREASURY STOCK PURCHASE PROGRAM

On April 18, 2007, the Company’s Board of Directors adopted a new annual share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the settlement of stock options and mandatory convertible securities equity issuance. This annual authorization program replaced all existing share repurchase programs. The Company did not repurchase any shares during the 12 weeks ended December 1, 2007. During the 40 weeks ended December 1, 2007, the Company purchased 5 shares under this program at an average cost of $45.05 per share. No shares were repurchased under the previously existing programs during fiscal 2008. During the 12 weeks and 40 weeks ended December 2, 2006, the Company purchased 3 and 8 shares under the previously existing programs at an average cost of $30.82 and $29.26 per share, respectively. As of December 1, 2007, there remained approximately $17 available to repurchase the Company’s common stock.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at December 1, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately 12 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At December 1, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $190 and represented approximately $126 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company had $400 of outstanding letters of credit as of December 1, 2007, of which $342 were issued under the credit facility and $58 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 1, 2007, the Company had approximately $2,239 of non-cancelable future purchase obligations primarily related to supply contracts.

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

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. In December 2007, the parties agreed to settle this matter, subject to Court approval. Based on the terms of settlement that the parties agreed to, the Company does not expect the ultimate resolution of this lawsuit to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court Central District of California (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co.) claiming that certain provisions of the agreements (the “Labor Dispute

Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for summary judgment was denied, and the Attorney General’s motion to certify an appeal of the decision was denied on March 5, 2007. Discovery is proceeding and trial is scheduled for April 15, 2008. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2004, a complaint was filed, later certified as a class action, in California Superior Court in and for the County of San Diego (Sally Wilcox and Dennis Taber. v. Albertson’s, Inc.), alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertsons failed to provide itemized wage statements as required by California law and that Albertsons failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code. The lawsuit seeks recovery of all wages, compensation and penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to time of trial. In December 2007, the parties agreed to settle this matter, subject to Court approval. Based on the terms of settlement that the parties agreed to, the Company does not expect the ultimate resolution of this lawsuit to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA, Case No. L5784-4), a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $16 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. The Company believes the jury verdict is contrary to the law and the facts presented at trial, and an appeal is now before the Virginia Supreme Court. Management does not expect the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On June 2, 2006 the Company acquired the premier retail operations of Albertson’s, Inc. (“Albertsons”), adding approximately 1,125 stores to our retail footprint (the “Acquisition”). The Acquisition was a unique strategic opportunity to acquire those assets of Albertsons that were viewed as the most attractive and profitable. The acquired stores give the Company a strong market presence in many key urban markets with little overlap of the legacy business.

In connection with the Acquisition, we issued approximately 68.5 shares of common stock. We also assumed $6,123 of debt and capital lease obligations and issued $1,970 of new debt.

As of December 1, 2007, the Company has approximately 190,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 120 fuel centers. The Acquisition has significantly changed the mix of the Company’s segment revenues and operating results for the first 40 weeks of fiscal 2008 compared to the first 40 weeks of fiscal 2007.

See Note 1 – The Company and Significant Accounting Policies for the definition of Acquired Operations and Note 2 – Business Acquisition for disclosure of assets acquired and liabilities assumed in connection with the Acquisition of New Albertsons, Inc. (“New Albertsons”).

As described in Note 1 – The Company and Significant Accounting Policies, the accompanying Condensed Consolidated Statement of Earnings for the third quarter of fiscal 2008 includes 12 weeks of operating results of the Acquired Operations compared to 13 weeks for the third quarter of fiscal 2007. The accompanying Condensed Consolidated Statement of Earnings for the year-to-date ended December 1, 2007 includes 40 weeks of operating results of the Acquired Operations compared to 26 weeks for the year-to-date ended December 2, 2006.

RESULTS OF OPERATIONS

In the third quarter of fiscal 2008, net sales were $10,211 compared with $10,657 in the prior year. Net earnings for the third quarter of fiscal 2008 were $141, basic net earnings per share were $0.67 and diluted net earnings per share were $0.66 compared with net earnings of $113, basic net earnings per share of $0.55 and diluted net earnings per share of $0.54 last year. Prior year third quarter results include 13 weeks of operations of the Acquired Operations compared to 12 weeks in the third quarter of fiscal 2008. The estimated sales impact of one less week in the third quarter of fiscal 2008 is approximately $500, or approximately $0.03 per diluted share. Results for the third quarter of fiscal 2008 include Acquisition-related costs (defined as one-time transaction costs, which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $7 after tax, or $0.03 per diluted share, compared to $10 after tax, or $0.05 per diluted share, of Acquisition-related costs in the third quarter of fiscal 2007.

Year-to-date for fiscal 2008, net sales increased to $33,661 from $27,106 in the prior year. Year-to-date net earnings for fiscal 2008 were $437, basic net earnings per share were $2.06 and diluted net earnings per share were $2.03 compared with net earnings of $332, basic net earnings per share of $1.81 and diluted net earnings per share of $1.75 last year. Year-to-date results for fiscal 2008 include Acquisition-related costs of $36 after tax, or $0.16 per diluted share, compared to $29 after tax, or $0.15 per diluted share last year. Fiscal 2008 year-to-date results include 40 weeks of operating results of the Acquired Operations compared to 26 weeks in fiscal 2007.

THIRD QUARTER RESULTS

Net Sales

Net sales for the third quarter of fiscal 2008 were $10,211 compared with $10,657 last year. The sales decrease primarily reflects one less week of the Acquired Operations which is estimated at approximately $500. In addition, sales increases from new stores and identical store sales increases of 0.5 percent were more than offset by the closure of underperforming stores primarily in the Acquired Operations. Retail food sales were approximately 77 percent of Net sales and Supply chain services sales were approximately 23 percent of Net sales for the third quarter of fiscal 2008, compared with approximately 79 percent and approximately 21 percent, respectively, last year, reflecting the change in business segment mix which includes the extra week of sales of the Acquired Operations in the prior year.

Retail food net sales for the third quarter of fiscal 2008 were $7,858 compared with $8,412 last year. Prior year third quarter sales include 13 weeks of sales of the Acquired Operations compared to 12 weeks in the third quarter of fiscal 2008. The estimated sales impact of one less week in the third quarter of fiscal 2008 is approximately $500. Identical store retail sales growth which is defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures, for the third quarter of fiscal 2008 compared to last year, was 0.5 percent.

Total owned retail square footage at the end of the third quarter of fiscal 2008 was approximately 71 million. Total retail square footage decreased 2.8 percent from the third quarter of fiscal 2007. Total retail square footage, excluding store closures, increased 2.0 percent over the third quarter of fiscal 2007.

Supply chain services sales for the third quarter of fiscal 2008 were $2,353 compared with $2,245 last year. The increase primarily reflects new business growth, which was partially offset by customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, decreased 70 basis points to 22.2 percent for the third quarter of fiscal 2008 compared with 22.9 percent last year. Approximately 50 basis points of the decrease is attributable to the change in business segment mix which includes the extra week of results of the Acquired Operations in the prior year as Retail food has a higher Gross profit percentage than Supply chain services. The remaining decrease primarily reflects the benefit of merchandising programs which was more than offset by promotional activities and the impact of lower margins associated with fuel sales.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 18.3 percent for the third quarter of fiscal 2008 compared with 19.4 percent last year. Approximately 40 basis points of the decrease is attributable to the change in business segment mix which includes the extra week of results of the Acquired Operations in the prior year as Retail food has higher Selling and administrative expenses than Supply chain services. The remaining decrease primarily reflects lower employee-related costs including employee incentives, health and welfare and worker’s compensation and pension as well as lower depreciation expense, litigation charges and Acquisition-related costs.

Operating Earnings

Operating earnings for the third quarter of fiscal 2008 increased to $395 compared with $367 last year. Retail food Operating earnings for the third quarter of fiscal 2008 were $342, or 4.4 percent of Retail food Net sales, compared with $327, or 3.9 percent of Retail food Net sales last year. Supply chain services Operating earnings for the third quarter of fiscal 2008 were $69, or 2.9 percent of Supply chain services Net sales compared with $70, or 3.1 percent of Supply chain services Net sales last year. Last year’s third quarter Supply chain services Operating earnings benefited from cancellation fees related to exited supply agreements.

Net Interest Expense

Net interest expense was $164 in the third quarter of fiscal 2008 compared with $183 last year reflecting one less week of the Acquired Operations, lower debt levels and the benefit of lower borrowing rates in the current quarter.

Income Tax Expense

The effective tax rate was 39.0 percent and 38.6 percent in the third quarters of fiscal 2008 and fiscal 2007, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2008 as a result of the Acquisition.

Net Earnings

Net earnings were $141, or $0.67 per basic share and $0.66 per diluted share, in the third quarter of fiscal 2008 compared with Net earnings of $113, or $0.55 per basic share and $0.54 per diluted share last year.

Weighted average basic shares increased to 211 in the third quarter of fiscal 2008 compared with 207 shares last year and weighted average diluted shares increased to 214 in the third quarter of fiscal 2008 compared with 209 shares last year. The increase is attributable primarily to stock option exercises.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2008 year-to-date were $33,661 compared with $27,106 last year. Retail food sales were approximately 78 percent of Net sales and Supply chain services sales were approximately 22 percent of Net sales for fiscal 2008 year-to-date, compared with approximately 73 percent and approximately 27 percent, respectively, last year.

Retail food sales for fiscal 2008 year-to-date were $26,259 compared with $19,863 last year. The increase was due to the Acquisition. Identical store retail sales growth on a combined basis, as if the Acquired Operations stores were in the store base for four full quarters, was positive 0.7 percent.

Supply chain services sales for fiscal 2008 year-to-date were $7,402 compared with $7,243 last year.

Gross Profit

Gross profit, as a percent of Net sales, was 22.8 percent for fiscal 2008 year-to-date compared with 21.1 percent last year. The increase in Gross profit, as a percent of Net sales, primarily reflects the increase in Net sales for Retail food to approximately 78 percent of total Net sales compared to approximately 73 percent for last year as a result of the Acquisition. Retail food has a higher Gross profit percentage than Supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.1 percent for fiscal 2008 year-to-date compared with 17.7 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, primarily reflects the higher percentage of Retail food Net sales as a percentage of total Net sales as a result of the Acquisition.

Operating Earnings

Operating earnings for fiscal 2008 year-to-date increased to $1,267 compared with $926 last year, primarily reflecting the results from the Acquisition. Retail food Operating earnings for fiscal 2008 year-to-date were $1,176, or 4.5 percent of Retail food Net sales, compared with $816, or 4.1 percent of Retail food Net sales last year, primarily reflecting the results from the Acquisition. Supply chain services Operating earnings for fiscal 2008 year-to-date were $199, or 2.7 percent of Supply chain services Net sales compared to last year’s Operating earnings of $202, or 2.8 percent of Supply chain services Net sales.

Net Interest Expense

Net interest expense was $550 for fiscal 2008 year-to-date compared with $385 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Tax Expense

The effective tax rate was 39.0 percent and 38.6 percent in fiscal 2008 year-to-date and fiscal 2007 year-to-date, respectively. The increase is reflective of the estimated effective tax rate for fiscal 2008 as a result of the Acquisition.

Net Earnings

Net earnings were $437, or $2.06 per basic share and $2.03 per diluted share, for fiscal 2008 year-to-date compared with Net earnings of $332, or $1.81 per basic share and $1.75 per diluted share last year.

Weighted average basic shares increased to 211 for fiscal 2008 year-to-date compared with 184 shares last year and weighted average diluted shares increased to 216 for fiscal 2008 year-to-date compared with 191 shares last year. The increase is primarily due to the shares issued for the Acquisition on June 2, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,001 for fiscal 2008 year-to-date compared with $338 last year. This increase is primarily attributable to the impact of the Acquired Operations on Net earnings, Depreciation and amortization, Deferred income taxes and working capital.

Net cash used in investing activities was $631 for fiscal 2008 year-to-date compared to $2,714 last year. Investing activities for the fiscal 2008 year-to-date consist primarily of capital spending to fund retail store remodeling, store expansion and supply chain initiatives. Investing activities for fiscal 2007 year-to-date primarily relate to the net assets acquired in the Acquisition.

Net cash used in financing activities was $478 for fiscal 2008 year-to-date compared with net cash provided by financing activities of $1,850 last year. Financing activities for fiscal 2008 year-to-date relate primarily to repayments of long-term debt and purchases of treasury shares offset by proceeds received from the sale of common stock under the Company’s stock option plans. Financing activities for fiscal 2007 year-to-date relate primarily to the debt obtained to facilitate the Acquisition.

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

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). Pursuant to an amendment to the facilities effective March 8, 2007, rates on the facilities were tied to LIBOR plus 0.375 percent to 1.75 percent or the Prime Rate plus 0.00 percent to 0.75 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of December 1, 2007, based on the Company’s current credit ratings, are 0.40 percent for the facility fees, LIBOR plus 1.375 percent for Term Loan A and LIBOR plus 1.50 percent for LIBOR revolving advances and Term Loan B.

In May 2007, the Company executed an amended and restated 364-day accounts receivable program, under which the Company can borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on December 1, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of December 1, 2007, there were $284 of outstanding borrowings under this program. As of December 1, 2007 there were $376 of accounts receivable pledged as collateral, classified in Receivables in the Company’s December 1, 2007 Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt and obligations under capital leases in the Condensed Consolidated Balance Sheets.

In November 2001, the Company sold zero-coupon convertible debentures due 2031, of which $13 remain outstanding at December 1, 2007. Holders of the debentures may require the Company to purchase all or a portion of the remaining $13 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 0.4 shares, should all remaining debentures be converted. As of December 1, 2007, 1,169,112 (not in millions) shares have been issued as holders of $41 of the debentures have elected conversion. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date.

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

Capital spending during the third quarter of fiscal 2008 was approximately $326, including approximately $14 in capital leases. Capital spending year-to-date for fiscal 2008 was approximately $836, including approximately $36 in capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2008 is projected to be approximately $1,300, including capital leases. The Company’s capital spending for fiscal 2009 is projected to be approximately $1,300, including capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at December 1, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately 12 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At December 1, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $190 and represented approximately $126 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company had $400 of outstanding letters of credit as of December 1, 2007, of which $342 were issued under the credit facility and $58 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 1, 2007, the Company had approximately $2,239 of non-cancelable future purchase obligations primarily related to supply contracts.

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

The Company also makes payments to multi-employer health and welfare plans in amounts representing mandatory contributions. A small number of the collective bargaining agreements up for renewal in the next several years contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. The Company has, in recent years, replaced many of these provisions with fixed contribution requirements that result in known contribution rates going forward. If the Company cannot continue renegotiating these health care provisions in a manner that reduces the prospective health care costs as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

Income Taxes

Effective February 25, 2007, the first day of the 2008 fiscal year, the Company adopted the provisions of FIN 48. The amount of unrecognized tax benefits at February 25, 2007 was $329. This amount was not included in the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007. The Company has favorably resolved $151, net, of unrecognized tax benefits since February 25, 2007, and expects to resolve an additional $7, net, within the next 12 months. The timing of the settlement of the remaining $171 of unrecognized tax benefits cannot be determined. For additional information, see Note 9 – Income Taxes in the Notes to Condensed Consolidated Financial Statements.

There have been no other material changes in the Company’s contractual obligations since the end of fiscal 2007. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007 for additional information regarding the Company’s contractual obligations.

NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition requirements. FIN 48 became effective for the Company on February 25, 2007. The adoption of FIN 48 and its effects are described in Note 9 – Income Taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is evaluating the effect the implementation of SFAS No. 157 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is evaluating the effect the implementation of SFAS No. 159 will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 160 will have on the consolidated financial statements.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT

Any statements contained in this report regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and the Company disclaims any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

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

•

Our ability to provide transition support services to the purchasers of the non-core supermarket business of Albertsons in a cost effective non-disputed manner with a minimal diversion of management time

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) of the Securities Exchange Act of 1934) as of December 1, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. In December 2007, the parties agreed to settle this matter, subject to Court approval. Based on the terms of settlement that the parties agreed to, the Company does not expect the ultimate resolution of this lawsuit to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court Central District of California (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co.) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for summary judgment was denied, and the Attorney General’s motion to certify an appeal of the decision was denied on March 5, 2007. Discovery is proceeding and trial is scheduled for April 15, 2008. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2004, a complaint was filed, later certified as a class action, in California Superior Court in and for the County of San Diego (Sally Wilcox and Dennis Taber. v. Albertson’s, Inc.), alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertsons failed to provide itemized wage statements as required by California law and that Albertsons failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code. The lawsuit seeks recovery of all wages, compensation and penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to time of trial. In December 2007, the parties agreed to settle this matter, subject to Court approval. Based on the terms of settlement that the parties agreed to, the Company does not expect the ultimate resolution of this lawsuit to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA, Case No. L5784-4), a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $16 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. The Company believes the jury verdict is contrary to the law and the facts presented at trial, and an appeal is now before the Virginia Supreme Court. Management does not expect the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
September 9, 2007 to October 6, 2007	5,382	$39.78	—	440,173
Second four weeks
October 7, 2007 to November 3, 2007	103,290	$38.72	—	435,773
Third four weeks
November 4, 2007 to December 1, 2007	47,163	$37.89	—	395,703

Totals	155,835	$38.50	—	395,703

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2008 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 155,835 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises and from the vesting of restricted stock granted under such plans.

(3)	On April 18, 2007, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options and mandatory convertible securities equity issuance. This annual authorization program replaced all existing share repurchase programs and continues through June of 2008. As of December 1, 2007, there remained approximately $17 available to repurchase the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Restated Bylaws, as amended December 6, 2007, is incorporated herein by reference to Exhibit 3.1 to the Amendment to Current Report on Form 8-K/A of the Company filed with the SEC on December 21, 2007.

10.1	Summary of Non-Employee Director Compensation as adopted December 6, 2007.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 9, 2008	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit

3.1	Restated Bylaws, as amended December 6, 2007, is incorporated herein by reference to Exhibit 3.1 to the Amendment to Current Report on Form 8-K/A of the Company filed with the SEC on December 21, 2007.

10.1	Summary of Non-Employee Director Compensation as adopted December 6, 2007.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.