Form 10-K
period 2008-02-23
SUPERVALU INC
filed 2008-04-23
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 23, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting stock held by non-affiliates of the registrant as of September 7, 2007 was approximately $8,510,079,909 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).

As of April 18, 2008, there were 212,491,776 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

SUPERVALU INC.

Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

General Developments

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870’s. The Company’s principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). All references to the “Company” or “SUPERVALU” relate to SUPERVALU INC. and its majority-owned subsidiaries.

Additional description of the Company’s business is found in Part II, Item 7 of this Annual Report on Form 10-K.

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under the following banners: Acme Markets, Albertsons, Bristol Farms, bigg’s, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Save-A-Lot, Shaw’s Supermarkets, Shop ‘n Save, Shoppers Food & Pharmacy and Star Markets. SUPERVALU also provides supply chain services, which primarily includes wholesale distribution and related logistics support services. The Company’s principal market is the United States.

All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per share data and where otherwise noted.

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating approximately 1,125 stores under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-on banners, 10 distribution centers and certain regional and corporate offices (the “Acquisition”). The Acquisition greatly increased the size of the Company. Results of operations for fiscal 2008 include 52 weeks of operating results of the Acquired Operations compared to 38 weeks for fiscal 2007.

SUPERVALU is focused on retail growth through targeted new store development, remodel activities, licensee growth and acquisitions. During fiscal 2008, the Company added 73 new stores through new store development, acquired eight stores and closed 85 stores, 28 of which were acquired through the Acquisition. The Company leverages its distribution operations by providing wholesale distribution and logistics and service solutions to its independent retail customers through its Supply chain services segment.

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

Financial Information About Reportable Segments

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. Retail food operations include results of the Company’s own stores and results of sales to limited assortment food stores licensed by the Company. Supply chain services operations include results of wholesale distribution to affiliated food stores, mass merchants and other customers and logistics support services. The financial information concerning the Company’s operations by reportable segment for fiscal 2008, 2007 and 2006 is contained on page F-6.

Retail Food

At February 23, 2008, the Company conducted its Retail food operations through a total of 2,474 retail stores, including 873 licensed Save-A-Lot stores. The Company’s principal Retail food formats include combination stores (defined as food and pharmacy), food stores and limited assortment food stores. Its branded positions enable the Company to operate in a variety of markets throughout the United States under differing competitive circumstances. The Company’s Retail food operations are supplied by 23 dedicated distribution centers and 10 distribution centers that are part of the Supply chain services segment providing wholesale distribution to both the Company’s own stores and third-party retail stores.

Combination stores provide an extensive grocery offering, pharmacy department and expanded sections of general merchandise and health and beauty care. As of February 23, 2008, the Company operated 891 combination stores under the Acme Markets, Albertsons, bigg’s, Cub Foods, Farm Fresh, Jewel-Osco, Sav-on, Shaw’s Supermarkets, Shop ‘n Save, Shoppers Food & Pharmacy and Star Markets banners. Typical combination stores carry about 50,000 items and average approximately 60,000 square feet.

Food stores focus their product offerings primarily on grocery departments and generally include many of the same product offerings as combination stores, but on a more limited basis and without a pharmacy. As of February 23, 2008, the Company operated 392 food stores under the Acme Markets, Albertsons, Bristol Farms, Cub Foods, Farm Fresh, Hornbacher’s, Jewel, Lucky, Shaw’s Supermarkets, Shop ‘n Save, Shoppers Food & Pharmacy and Star Markets banners. Typical food stores carry about 40,000 items and average approximately 40,000 square feet.

The Company operates 318 limited assortment food stores under the Save-A-Lot banner. The Company licenses 873 Save-A-Lot stores to independent operators. Save-A-Lot holds the number one market position, based on revenues, in the extreme value grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock approximately 1,400 primarily custom-branded high-volume food items generally in a single size for each product sold.

Supply Chain Services

The Company’s Supply chain services business primarily provides wholesale distribution of products to independent retailers and is the largest public company food wholesaler in the nation. At February 23, 2008, the Company was affiliated with approximately 2,200 stores as their primary grocery supplier, in addition to the Company’s own stores, and approximately 500 additional stores as a secondary grocery supplier. The Company’s distribution customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military. Such customers are located in 49 states, and range in size from small convenience stores to 200,000 square foot supercenters. The Company also offers third-party logistics solutions through its subsidiary, Total Logistics, Inc. and its Advantage Logistics operations. These operations provide customers with a suite of logistics services, including warehouse management, transportation, procurement, contract manufacturing and logistics engineering and management services.

The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network is comprised of 23 distribution facilities, 10 of which supply the Company’s own stores in addition to third-party retail stores.

The Company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers costs of operations. The Company is continuing to work on business initiatives that will deliver lower costs of operations. Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third-party independent trucking companies or customer-owned trucks. In addition, the Company provides certain facilitative services between its independent retailers and vendors related to products that are delivered directly by suppliers to retail stores under programs established by the Company. These services include sourcing, invoicing and payment services.

Own Brands

The Company’s Own Brands, its private-label goods, are produced to the Company’s specifications by many suppliers and compete in many areas of the Company’s stores. Own Brands include: the premium brand, essensia™, which offers unique, premium quality products in highly competitive categories; first tier brands, including Wild Harvest™, Flavorite™, Richfood™, equaline™, HomeLife™ and several others, which provide shoppers quality national brand equivalent products at a competitive price; and the value brand, Shopper’s Value™, which offers budget conscious consumers a quality alternative to national brands at substantial savings.

Products

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company believes that it has adequate and alternative sources of supply for most of its purchased products. The Company’s consolidated net sales include the net sales of the Company’s own combination stores, food stores and limited assortment food stores, results of sales to limited assortment food stores licensed by the Company and the net sales of the Company’s Supply chain services business, including net sales to affiliated food stores, mass merchants and other customers and logistics support services.

The amount of consolidated net sales and percentage of consolidated net sales for each group of similar products and services were as follows:

	2008	2007	2006
Grocery products	83%	83%	89%
General merchandise and health and beauty care	8	8	6
Pharmacy	6	6	2
Fuel	1	1	—
Other items and services	2	2	3

Consolidated net sales	100%	100%	100%

Trademarks

The Company offers some customers the opportunity to franchise a concept or license a service mark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private-label products and other benefits. The Company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, SENTRY, FESTIVAL FOODS, COUNTY MARKET, SHOP ‘N SAVE, NEWMARKET, FOODLAND, JUBILEE, SUPERVALU and SUPERVALU PHARMACIES.

In connection with the Acquisition, the Company entered into a trademark license agreement with Albertson’s LLC, the purchaser of the non-core supermarket business of Albertsons, under which Albertson’s LLC may use legacy Albertsons trademarks, such as ALBERTSONS, SAV-ON and LUCKY. Under the trademark license agreement, Albertson’s LLC is also allowed to enter into sublicense agreements with transferees of Albertson’s LLC stores, which allows such transferees to use many of the same legacy Albertsons trademarks.

The Company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private-label product trademarks and service marks. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. The Company considers certain of its trademarks and service marks to be of material importance to its Retail food and Supply chain services businesses and actively defends and enforces such trademarks and service marks.

Working Capital

At February 23, 2008, working capital consisted of $4,327 in current assets, calculated after adding back the LIFO reserve of $180, and $4,607 in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition

The Company’s Retail food and Supply chain services businesses are highly competitive. The Company believes that the success of its Retail food and Supply chain services businesses are dependent upon the ability of its own stores, as well as the third-party retail stores it supplies, to compete successfully with other retail food stores. Principal competition comes from regional and national chains operating under a variety of formats that devote square footage to selling groceries (i.e., combination food and pharmacy stores, food stores, limited assortment food stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods and other specialty and discount retailers), as well as from independent food store operators. The Company believes that the principal competitive factors faced by its own stores, as well as the third-party retail stores it supplies, include the location and image of the store, the price, quality and variety of products and the quality and consistency of service.

The traditional distribution component of the Company’s Supply chain services business competes directly with a number of grocery wholesalers. The Company believes it competes in this business on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees and the location of distribution facilities. The Company’s third-party logistics network competes nationwide in a highly fragmented marketplace, which includes a number of large international and domestic companies, as well as many smaller, more regional competitors. The Company believes that it competes in this business on the basis of warehousing and transportation logistics expertise, cost and the ability to offer both asset and non-asset based solutions as well as to design and manage a customer’s entire supply chain.

Employees

At February 23, 2008, the Company had approximately 192,000 employees. Approximately 120,000 employees are covered by collective bargaining agreements. During fiscal 2008, 72 collective bargaining agreements covering approximately 38,500 employees were renegotiated. During fiscal 2008, 22 collective bargaining agreements covering approximately 7,200 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2009, 99 collective bargaining agreements covering approximately 34,300 employees will expire. The Company is focused on ensuring competitive cost structures in each market in which it operates while meeting its employees’ needs for attractive wages and affordable health care and retirement benefits. The Company believes that it has generally good relations with its employees and with the labor unions that represent employees covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 23, 2008.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held with the Company or Albertsons
Jeffrey Noddle	61	Chairman of the Board of Directors and Chief Executive Officer	2005	Director, Chief Executive Officer and President, 2001-2005
Michael L. Jackson	54	President and Chief Operating Officer	2005	Executive Vice President/President and Chief Operating Officer, Distribution Food Companies, 2001-2005
David L. Boehnen	61	Executive Vice President	1997
Janel S. Haugarth	52	Executive Vice President; President and Chief Operating Officer, Supply Chain Services	2006	Senior Vice President; President and Chief Operating Officer, Supply Chain Services, 2005-2006; President, Northern Region, 2000-2005
Pamela K. Knous	54	Executive Vice President and Chief Financial Officer	1997
Duncan C. Mac Naughton	45	Executive Vice President, Merchandising and Marketing	2006	Executive Vice President, Merchandising, Albertsons, 2003-2006 (1)
David E. Pylipow	50	Executive Vice President, Human Resources and Communications	2006	Senior Vice President, Human Resources, 2004-2006; Senior Vice President, Human Resources and Management Services, Save-A-Lot, 2000-2004
Kevin H. Tripp	53	Executive Vice President; President, Retail Midwest	2006	Executive Vice President, Drug Operations and President, Drug Store Division, Albertsons, 2002-2006 (1)
Peter J. Van Helden	47	Executive Vice President; President, Retail West	2007	Senior Vice President; President, Retail West 2006-2007; President and CEO, California Division, Albertsons, 2004-2006; President, Jewel Osco Division, Albertsons, 1999-2004 (1)
Paul L. Singer	54	Senior Vice President and Chief Information Officer	2006	(2)
Sherry M. Smith	46	Senior Vice President, Finance	2002	Senior Vice President, Finance and Treasurer, 2002-2005
Adrian J. Downes	44	Group Vice President and Controller	2006	Group Vice President and Controller, Albertsons, 2004-2006; Principal Accounting Officer, Albertsons, 2005-2006 (1)(3)

(1)	As part of the acquisition of New Albertsons on June 2, 2006, each of these individuals became a corporate officer of the Company as of the close of the Acquisition.
(2)	Previously Senior Vice President and Chief Information Officer, Target Corporation, a retail company, 2000-2005.
(3)	Previously Vice President and Controller of The GAP, Inc., a retail clothing company, 2002-2004.

The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of Board of Directors or until a successor is elected. There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which any executive officer was selected as an officer of the Company. There are no family relationships between or among any of the executive officers of the Company.

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except for Duncan C. Mac Naughton, Kevin H. Tripp, Peter J. Van Helden, Paul L. Singer and Adrian J. Downes.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties could affect the Company’s business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or the Company’s other SEC filings could have a material impact on the Company’s business, financial condition or results of operations.

General economic conditions, including increases in energy and commodity prices, that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

The Company’s Retail food and Supply chain services businesses are sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products the Company sells in its stores or distributes to its retail customers. In addition, the Company could experience reduced traffic in its stores or stores that it supplies, or limitations on the prices the Company can charge for its products, either of which could reduce the Company’s sales and profit margins and have a material adverse affect on the Company’s financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and the Company’s operating, selling, general and administrative expenses, and otherwise adversely affect the financial condition and results of operations of the Company’s Retail food and Supply chain services businesses.

The Company faces a high level of competition in the Retail food and Supply chain services businesses, which could adversely affect the Company’s financial condition and results of operations.

The industries in which the Company operates are extremely competitive with narrow profit margins. The Company’s Retail food business faces competition for customers, employees, store sites, products and other important areas from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, combination food and pharmacy stores, limited assortment food stores, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company’s ability to attract customers in this business is dependent, in large part, upon a combination of product price, quality, assortment, brand recognition, store location, in-store marketing and design, promotional strategies and continued growth into new markets. The Company’s Supply chain services business is primarily wholesale distribution and includes a third-party logistics component. The distribution component of the Company’s Supply chain services business competes with traditional grocery wholesalers on the basis of product price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations. The third-party logistics component of the Company’s Supply chain services business competes nationwide in a highly fragmented marketplace with a number of large international and domestic companies and many smaller, regional companies on the basis of warehousing and transportation logistics expertise, cost and the ability to offer asset and non-asset based solutions and design and manage customer supply chains. Competitive pressures on the Company’s Retail food and Supply chain services businesses may cause the Company to experience: (i) reductions in the prices at which the Company is able to sell products at its retail locations or to its distribution customers, (ii) decreases in sales volume due to increased difficulty in selling the Company’s products and (iii) difficulty in attracting and retaining customers. Any of these outcomes could adversely affect the Company’s financial condition and results of operations.

In addition, the nature and extent of consolidation in the retail food and food distribution industries could affect the Company’s competitive position or that of the Company’s distribution customers in the markets the Company serves. Although the retail food industry as a whole is highly fragmented, certain segments are currently undergoing some consolidation, which could result in increased competition and significantly alter the dynamics of the retail food marketplace. Such consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions. Such business combinations could result in the provision of a wider variety of products and services at competitive prices by such consolidated companies, which could adversely affect the Company’s financial condition and results of operations.

Food and drug safety concerns and related unfavorable publicity may adversely affect the Company’s sales and results of operations.

There is increasing governmental scrutiny and public awareness regarding food and drug safety. The Company could be adversely affected if consumers lose confidence in the safety and quality of the Company’s food and drug products. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness could result in product liability claims and a loss of consumer confidence. In addition, adverse publicity about these types of concerns whether valid or not, may discourage consumers from buying the Company’s products or cause production and delivery disruptions, which could have an adverse effect on the Company’s sales and results of operations.

If the Company fails to realize the synergies from combining the Company’s businesses with the businesses the Company acquired from Albertsons in a successful and timely manner, it may have an adverse effect on the Company’s business, financial condition and results of operations.

The Company may not be able to realize the synergies, business opportunities and growth prospects anticipated in connection with the Acquisition. The Company may experience increased competition that limits the Company’s ability to expand its business, the Company may not be able to capitalize on expected business opportunities, including retaining the Company’s current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, combining certain of the Company’s operations with the Acquired Operations has required significant effort and expense. Personnel have left and may continue to leave or be terminated because of the Acquisition. The Company’s management may have its attention diverted as it continues to combine certain operations of both companies. If these factors limit the Company’s ability to combine such operations successfully or on a timely basis, the Company’s expectations of future results of operations, including certain cost savings and synergies expected to result from the Acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, it may have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s inability to open and remodel a significant number of stores as planned could have an adverse effect on the Company’s financial condition and results of operations.

In fiscal 2009, pursuant to the Company’s 2009 capital plan, the Company expects to complete 165 major store remodels, and open approximately 15 new traditional supermarkets and 55 to 65 limited assortment food stores, including licensed stores. If, as a result of labor relations issues, supply issues or environmental and real estate delays, a significant number of these capital projects do not stay reasonably within the time and financial budgets that the Company has forecasted, the Company’s financial condition and results of operations could be adversely affected. Furthermore, the Company cannot ensure that the new or remodeled stores will achieve anticipated results. As a result, the Company’s inability to open and remodel a significant number of stores as planned could have an adverse effect on the Company’s financial condition and results of operations.

The Company’s substantial indebtedness and lower credit rating could increase the Company’s borrowing costs, decrease the Company’s business flexibility and adversely affect the Company’s financial condition and results of operations.

The Company has, and expects to continue to have, a substantial amount of debt and a significantly lower debt coverage ratio as compared to what the Company had before the Acquisition. In addition, as a result of the Acquisition, the Company’s debt no longer has an investment-grade rating.

The Company’s level of indebtedness and the reduction of the its credit rating could have important consequences to the operation of its businesses and could increase its vulnerability to general adverse economic conditions. For example, they may:

•

require the Company to use a substantial portion of its cash flow from operations for the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes;

•

limit the Company’s ability to obtain, or increase the cost at which the Company is able to obtain, additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements; and

•	limit the Company’s flexibility to adjust to changing business and market conditions and place the Company at a competitive disadvantage relative to its competitors that have less debt.

In addition, the Company’s ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend upon the Company’s operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond the Company’s control. As a result, the Company’s substantial indebtedness and lower credit rating could increase the Company’s borrowing costs, decrease the Company’s business flexibility and adversely affect the Company’s financial condition and results of operations.

The Company’s inability to successfully negotiate with labor unions or to maintain good labor relations may lead to labor disputes and the disruption of the Company’s businesses, which may adversely affect the Company’s financial condition and results of operations.

A large number of the Company’s employees are unionized, and the Company’s relationship with unions, including labor disputes or work stoppages, could affect the sale and distribution of the Company’s products and have an adverse impact on the Company’s financial condition and results of operations. As of February 23, 2008, the Company is a party to approximately 280 collective bargaining agreements covering approximately 120,000 of its employees, of which 99 covering approximately 33,400 employees are scheduled to expire in 2009. These expiring agreements cover approximately 28 percent of the Company’s union-affiliated employees. In future negotiations with labor unions, the Company expects that, among other issues, rising health care, pension and employee benefit costs will be important topics for negotiation. There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes could result, which may disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

Escalating costs of providing employee benefits may adversely affect the Company’s financial condition and results of operations.

The Company provides health benefits to and sponsors defined pension and other post-retirement plans for substantially all employees not participating in multi-employer health and pension plans. The Company’s costs to provide such benefits continue to increase annually. In addition, the Company participates in various multi- employer health and pension plans for a majority of its unionized employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have escalated rapidly in recent years and contributions to these plans may continue to create collective bargaining challenges. The amount of any increase or decrease in the Company’s required contributions to these multi-employer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Increases in the costs of benefits under these plans coupled with adverse stock market developments that have reduced the return on plan assets have caused some multi-employer plans in which the Company participates to be underfunded. The unfunded liabilities of these plans may result in increased future payments by the Company and the other participating employers, including costs that may arise with respect to any potential litigation or that may cause the acceleration of payments to fund any underfunded plan. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants of the plan. If the Company is unable to control health care and pension costs, the Company may experience increased operating costs, which may have a material adverse effect on the Company’s financial condition and results of operations.

If the Company is unable to comply with governmental regulations or if there are unfavorable changes in such government regulations, the Company’s financial condition and results of operations may be adversely affected.

The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. The Company’s inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may affect the Company’s ability to open new stores or expand existing facilities, which could adversely impact the Company’s business operations and prospects for future growth. In addition, the Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on the Company’s future business. They could, however, impose additional requirements or restrictions on the products the Company sells or manner in which the Company operates its businesses. Any or all of such requirements could have an adverse effect on the Company’s financial condition and results of operations.

If the number or severity of claims for which the Company is self-insured increases, or the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company’s recorded liabilities, the Company’s financial condition and results of operations could be adversely affected.

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance and employee health care benefits. The Company estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns.

Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which the Company is self-insured increases, or the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company’s recorded liabilities, the Company’s financial condition and results of operations could be adversely affected.

The Company’s policy is to discount its self-insurance liabilities at a risk-free interest rate, which is appropriate based on the Company’s ability to reliably estimate the amount and timing of cash payments. If, in the future, the Company were to experience significant volatility in the amount and timing of cash payments compared to the Company’s earlier estimates, the Company would assess whether it is appropriate to continue to discount these liabilities.

Litigation may adversely affect the Company’s businesses, financial condition and results of operations.

The Company’s businesses are subject to the risk of litigation by employees, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease consumer confidence in the Company’s businesses, regardless of whether the allegations are valid or whether the Company is ultimately found liable. As a result, litigation may adversely affect the Company’s businesses, financial condition and results of operations.

Difficulties with the Company’s information technology systems could adversely affect the Company’s results of operations.

The Company has complex information technology systems that are important to the operation of its businesses. The Company could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or losses due to disruption in business operations and, as a result, could adversely affect the Company’s results of operations.

Threats or potential threats to security or the occurrence of a widespread health epidemic may adversely affect the Company’s financial condition and results of operations.

The Company’s businesses could be severely impacted by wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic, such as pandemic flu. Such activities, threats or epidemics may adversely impact the Company’s businesses by disrupting production and delivery of products to its stores or to its distribution customers, by affecting the Company’s ability to appropriately staff its stores and by causing customers to avoid public gathering places or otherwise change their shopping behaviors.

Additionally, data theft, information espionage or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems may adversely affect the Company’s businesses by causing the Company to implement costly security measures in recognition of actual or potential threats, by requiring the Company to expend significant time and expense developing, maintaining or upgrading its information technology systems and by causing the Company to incur significant costs to reimburse third parties for damages. Such activities may also adversely affect the Company’s financial condition and results of operations by reducing consumer confidence in the marketplace and by modifying consumer spending habits.

Severe weather, natural disasters and adverse climate changes could adversely affect the Company’s financial condition and results of operations.

Severe weather conditions such as hurricanes, earthquakes or tornadoes, as well as other natural disasters, in areas in which the Company has stores or distribution facilities or from which the Company obtains products could adversely affect the Company’s results of operations. Such conditions could cause physical damage to the Company’s properties, closure of one or more of the Company’s stores or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company’s distribution centers or stores and a reduction in the availability of products in the Company’s stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors could disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

The obligation to provide transition support services to the purchasers of the non-core supermarket business of Albertsons could adversely affect the Company’s results of operations.

In connection with the Acquisition, the Company entered into a Transition Services Agreement (“TSA”) with the purchaser of the non-core supermarket business of Albertsons. That agreement is structured to provide the Company payments from the purchaser to cover the historical costs of providing support services to the operations. There is no assurance that the payments will be sufficient to cover the Company’s costs of providing the services or that the Company will be able to reduce its costs as fast as those payments may decrease during the term of the TSA. The Company’s management may have its attention diverted while trying to provide the services required by the TSA and the TSA may otherwise limit the Company’s ability to achieve the synergies and other cost savings anticipated in the Acquisition. Disputes in connection with the TSA could lead to reductions in the payments due to the Company under the agreement or unanticipated costs that could adversely affect the Company’s results of operations.

Changes in accounting standards could materially impact the Company’s financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of the Company’s business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change or add significant volatility to the Company’s reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards could materially impact the Company’s financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Retail Food

The Company’s own stores are located in 40 states. The table below is a summary of the Company’s own stores by state including the principal retail formats and retail distribution centers in the Retail food segment as of February 23, 2008:

	Combination Stores (1)	Food Stores (2)	Limited Assortment Food Stores (3)	Total Food Stores	Distribution Centers (4)	Fuel Centers (5)
Alabama	—	—	1	1	—	—
Arkansas	—	—	1	1	—	—
California	148	112	15	275	3	8
Connecticut	17	4	8	29	—	—
Delaware	7	6	3	16	—	1
Florida	—	—	75	75	1	—
Georgia	—	—	13	13	1	—
Idaho	29	5	—	34	—	16
Illinois	171	24	15	210	2	29
Indiana	5	—	1	6	1	1
Iowa	1	1	—	2	—	—
Kansas	—	—	2	2	—	—
Kentucky	1	—	—	1	1	—
Louisiana	—	—	8	8	1	—
Maine	15	8	—	23	1	—
Maryland	27	21	12	60	1	1
Massachusetts	39	53	9	101	1	—
Minnesota	41	1	—	42	—	5
Mississippi	—	—	2	2	—	—
Missouri	24	2	20	46	2	—
Montana	21	11	—	32	—	5
Nevada	20	23	—	43	—	9
New Hampshire	20	14	1	35	—	—
New Jersey	35	22	10	67	—	—
New York	—	—	7	7	1	—
North Carolina	1	—	—	1	—	—
North Dakota	—	6	—	6	—	2
Ohio	10	1	37	48	1	—
Oregon	33	16	4	53	2	13
Pennsylvania	41	12	28	81	—	1
Rhode Island	6	6	4	16	—	—
South Carolina	—	—	2	2	—	—
Tennessee	—	—	5	5	1	—
Texas	—	—	22	22	1	—
Utah	44	2	—	46	1	8
Vermont	6	13	—	19	—	—
Virginia	54	11	10	75	—	10
Washington	59	18	1	78	—	16
Wisconsin	6	—	2	8	1	—
Wyoming	10	—	—	10	—	3

Total	891	392	318	1,601	23	128

Retail Square Footage (000’s):
Owned (6)				28,370	9,312
Leased				42,921	1,490

Total	50,139	16,165	4,987	71,291	10,802

(1)	The Company operates combination stores under the Acme Markets, Albertsons, bigg’s, Cub Foods, Farm Fresh, Jewel-Osco, Sav-on, Shaw’s Supermarkets, Shop ‘n Save, Shoppers Food & Pharmacy and Star Markets banners. Excluded from the table above are 29 Cub Foods combination stores that are franchised by independent retailers.
(2)	The Company operates food stores under the Acme Markets, Albertsons, Bristol Farms, Cub Foods, Farm Fresh, Hornbacher’s, Jewel, Lucky, Shaw’s Supermarkets, Shop ‘n Save, Shoppers Food & Pharmacy and Star Markets banners. Excluded from the table above is one Cub Foods food store that is franchised by an independent retailer.
(3)	The Company operates limited assortment food stores under the Save-A-Lot banner. Excluded from the table above are 873 Save-A-Lot stores that are licensed by independent retailers.
(4)	Includes eight of the Company’s distribution centers that exclusively supply SUPERVALU’s combination stores and food stores and 15 of the Company’s distribution centers that are dedicated to limited assortment food stores and do not supply third-party retail stores. Distribution centers that supply third-party retail stores are considered to be part of the Supply chain services segment and are set forth in the table below under Supply Chain Services.
(5)	All fuel centers are located adjacent to retail stores; therefore, the Company does not count fuel centers as separate stores. The square footage of fuel centers is included with the square footage of adjacent stores.
(6)	Includes owned stores with ground leases.

Supply Chain Services

The following table is a summary of the Company’s principal distribution centers utilized in the Company’s Supply chain services segment as of February 23, 2008 and does not include the distribution centers dedicated exclusively to the Retail food segment:

	Supply Only Third- Party Retail Stores	Supply the Company’s Own Stores and Third- Party Retail Stores	Total
Alabama	2	—	2
Florida	1	—	1
Idaho	—	1	1
Illinois	1	2	3
Indiana	1	—	1
Minnesota	—	1	1
Mississippi	1	—	1
Montana	1	—	1
North Dakota	1	1	2
Ohio	—	1	1
Pennsylvania	1	2	3
Virginia	—	1	1
Washington	2	—	2
West Virginia	1	—	1
Wisconsin	2	—	2

Total	14	9	23

Square Footage (000’s):
Owned			11,973
Leased			2,240

Total			14,213

Additional Property

The Company owns and leases office buildings in various locations. The primary facilities are located in the Minneapolis, Minnesota area and in Boise, Idaho.

Additional information on the Company’s properties can be found on pages F-25 through F-27 in Note 9 – Leases in the accompanying Notes to Consolidated Financial Statements. Management of the Company believes that its physical facilities and equipment are adequate for the Company’s present needs and businesses.

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

In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. In December 2007, the parties agreed to settle this matter, subject to court approval. Based on the terms of settlement agreed to by the parties, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court Central District of California (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co.) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” and revenue sharing in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. On March 26, 2008, the parties filed a Stipulation and Request to Enter Final Judgment and, on March 27, 2008, the Court entered Final Judgment. Under the Stipulation and Final Judgment, the Attorney General abandoned any right to trial on its “per se” or “quick look” theories of liability under Section 1 of the Sherman Act but preserved the right to appeal the Court’s summary judgment determination on this issue. The Court also dismissed with prejudice the Attorney General’s claim that the revenue sharing provisions of the Labor Dispute Agreements violated Section 1 of the Sherman Act based on a full “rule of reason analysis” and the Attorney General abandoned any right to appeal this determination. Also under the Stipulation and Final Judgment, the Court found that the non-statutory labor exemption to the antitrust laws does not immunize the Labor Dispute Agreements from the Attorney General’s claims in this case, and the defendants reserve the right to appeal this determination. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that any further appellate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2004, a complaint was filed, later certified as a class action, in California Superior Court in and for the County of San Diego (Sally Wilcox and Dennis Taber. v. Albertson’s, Inc.), alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertsons failed to provide itemized wage statements as required by California law and that Albertsons failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code. The lawsuit seeks recovery of all wages, compensation and penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to the time of trial. In December 2007, the parties agreed to settle this matter, subject to Court approval. Based on the terms of settlement agreed to by the parties, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA) a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $16 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. The Company believes the jury verdict is contrary to the law and the facts presented at trial, and an appeal is now before the Virginia Supreme Court. Management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures and believes recorded reserves are adequate. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal 2008 to a vote of the security holders of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 18, 2008 there were 212,491,776 (not in millions) shares of common stock outstanding. At that date, there were 20,119 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to the sales price for the Company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 of this Annual Report on Form 10-K. The following table sets forth the Company’s purchases of equity securities for the periods indicated:

(shares not in millions) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
December 2, 2007 to December 29, 2007	2,971	$40.62	—	440,758
Second four weeks
December 30, 2007 to January 26, 2008	41,631	$33.24	—	567,012
Third four weeks
January 27, 2007 to February 23, 2008	24,894	$29.15	—	592,989

Totals	69,496	$32.09	—	592,989

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2008 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 69,496 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On April 18, 2007, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options and mandatory convertible securities equity issuance. This annual authorization program replaced all previously existing share repurchase programs and continues through June 2008. As of February 23, 2008, there remained approximately $17 available to repurchase the Company’s common stock.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2003 to the end of fiscal 2008 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG

SUPERVALU, S&P 500 AND PEER GROUP (1)

February 21, 2003 through February 22, 2008 (2)

Date	SUPERVALU	S&P 500	Peer Group (3)
February 21, 2003	$100.00	$100.00	$100.00
February 27, 2004	$194.66	$137.38	$124.21
February 25, 2005	$225.07	$147.77	$111.66
February 24, 2006	$228.70	$160.07	$104.45
February 23, 2007	$274.18	$183.35	$121.55
February 22, 2008	$206.55	$173.95	$125.84

(1)	Total return assuming $100 invested on February 21, 2003 and reinvestment of dividends on the day they were paid.
(2)	The Company’s fiscal year ends on the last Saturday in February.
(3)	The Company’s peer group consists of Delhaize Group SA, Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV, The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc.

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

The information called for by Item 6 is found within the Five Year Financial and Operating Summary on pages F-2 – F-3.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SUPERVALU is one of the largest companies in the United States grocery channel. The Company operates in two segments of the grocery industry, Retail food stores and Supply chain services, which includes wholesale distribution services and other support services to retailers. At February 23, 2008, the Company conducted its retail operations through a total of 2,474 stores of which 873 are licensed locations. Principal formats include combination stores (defined as food and pharmacy), food stores and limited assortment food stores. As of February 23, 2008, the Company’s Supply chain services network spans 49 states and the Company serves as primary grocery supplier to approximately 2,200 stores, in addition to the Company’s own stores, as well as serving as secondary grocery supplier to approximately 500 stores.

The Albertsons Acquisition

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) for a purchase price of approximately $11,370, net of approximately $4,911 of cash for the purchase of the standalone drug store business by CVS Corporation and the purchase of the non-core supermarket business by an investment group led by Cerberus Capital Management, L.P. New Albertsons consisted of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating approximately 1,125 stores under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-on banners, 10 distribution centers and certain regional and corporate offices (the “Acquisition”).

The consideration paid by the Company consisted of approximately $2,661 in cash, $2,251 of SUPERVALU common stock, $6,123 of debt assumed and approximately $335 related to cash settlement and assumption of restricted stock unit and stock option awards and direct costs of the Acquisition.

The Acquisition greatly increased the size of the Company. The Acquisition has also significantly changed the mix of the Company’s segment revenues and operating results for fiscal 2008, compared to fiscal 2007 and 2006. In fiscal 2008, 78.0 percent of the Company’s Net sales and 92.0 percent of the Company’s Operating earnings came from the Company’s Retail food segment, compared to 74.9 percent and 90.3 percent, respectively, in fiscal 2007, and 53.5 percent and 61.8 percent, respectively, in fiscal 2006. Fiscal 2008 includes 52 weeks of operating results of the Acquired Operations compared to 38 weeks for fiscal 2007.

The Industry and the Economic Environment

The retail grocery industry can be characterized as one of continued consolidation and rationalization, with the Acquisition being one of the largest acquisitions in the history of the industry. Grocery retailers also continue to compete against an increasing number of competitive formats that are adding square footage devoted to food and non-food products, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores and other alternate formats.

The grocery industry is also affected by the general economic environment and its impact on consumer spending behavior. The Company would characterize fiscal 2008 as a year with lower economic growth, continued high fuel prices, higher product cost inflation and reduced consumer confidence. In fiscal 2009, the Company expects consumer spending will continue to be pressured by inflation and the economy.

The Company’s Plan

The Company believes it can be successful against this industry backdrop with its retail formats that focus on local execution, merchandising and consumer knowledge. In addition, the Company’s operations will benefit from its efficient and low-cost supply chain and new economies of scale as it leverages its Retail food and Supply chain services businesses. The Company plans to expand retail square footage through targeted new store development, remodel activities, licensee growth and acquisitions.

The Company is implementing its integration plan that commenced on the Acquisition Date, including initiatives to leverage scale and reduce costs in the Company’s Retail food and Supply chain services businesses to enhance the overall performance of the newly combined company, which it expects to substantially complete within a three-year time frame. In addition, the Company has a long term goal for 80 percent of its store fleet to be new or newly remodeled within the last seven years. During fiscal 2008, the Company opened 27 new combination and food stores and completed approximately 141 major store remodels, which aligns the Company with making progress towards this goal.

RESULTS OF OPERATIONS

Highlights of results of operations as reported and as a percent of Net sales are as follows:

	February 23, 2008 (52 weeks)		February 24, 2007 (52 weeks)		February 25, 2006 (52 weeks)
	(In millions, except per share data)
Net sales	$44,048	100.0%	$37,406	100.0%	$19,864	100.0%
Cost of sales	33,943	77.1	29,267	78.2	16,977	85.5
Selling and administrative expenses	8,421	19.1	6,834	18.3	2,452	12.3

Operating earnings	$1,684	3.8	$1,305	3.5	$435	2.2
Interest expense	725	1.6	600	1.6	139	0.7
Interest income	18	0.0	42	0.1	33	0.2

Earnings before income taxes	$977	2.2	$747	2.0	$329	1.7
Provision for income taxes	384	0.9	295	0.8	123	0.6

Net earnings	$593	1.3%	$452	1.2%	$206	1.1%

Net earnings per share – diluted	$2.76		$2.32		$1.46

Comparison of fifty-two weeks ended February 23, 2008 (fiscal 2008) with fifty-two weeks ended February 24, 2007 (fiscal 2007):

In fiscal 2008, the Company achieved Net sales of $44,048, compared with $37,406 last year. Net earnings for fiscal 2008 were $593 and diluted net earnings per share were $2.76, compared with net earnings of $452 and diluted net earnings per share of $2.32 last year. Results for fiscal 2008 include Acquisition-related costs (defined as one-time transaction costs, which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $45 after tax, or $0.21 per diluted share, compared to $40 after tax, or $0.20 per diluted share, of Acquisition-related costs in fiscal 2007. Results for fiscal 2007 also include charges related to the Company’s disposal of 18 Scott’s banner stores of $23 after tax, or $0.12 per diluted share.

Net Sales

Net sales for fiscal 2008 were $44,048, compared with $37,406 last year, an increase of 17.8 percent. Retail food sales were 78.0 percent of Net sales and Supply chain services sales were 22.0 percent of Net sales for fiscal 2008, compared with 74.9 percent and 25.1 percent, respectively, last year.

Retail food sales for fiscal 2008 were $34,341, compared with $28,016 last year, an increase of 22.6 percent. The increase was due primarily to the Acquisition. Identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) for fiscal 2008, as compared to fiscal 2007, was 0.1 percent. Identical store retail sales growth on a combined basis, as if the Acquired Operations stores were in the store base for four full quarters, was 0.5 percent.

During fiscal 2008, the Company added 73 new stores through new store development, acquired eight stores and closed 85 stores, 28 of which were acquired through the Acquisition.

Total retail square footage at the end of fiscal 2008 was approximately 71 million, a decrease of 2.5 percent from the end of fiscal 2007. Total retail square footage, excluding store closures, increased 2.3 percent from the end of fiscal 2007.

Supply chain services sales for fiscal 2008 were $9,707, compared with $9,390 last year, an increase of 3.4 percent. This increase primarily reflects new business growth, which was partially offset by customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, was 22.9 percent for fiscal 2008 compared with 21.8 percent last year. The increase in Gross profit, as a percent of Net sales, is primarily due to the impact of the Acquisition on business segment mix which includes 52 weeks of results of the Acquired Operations in fiscal 2008 compared with 38 weeks last year. The Acquired Operations are part of the Retail food segment which has a higher Gross profit percentage than Supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.1 percent for fiscal 2008, compared with 18.3 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, is primarily due to the impact of the Acquisition on the business segment mix which includes 52 weeks of results of the Acquired Operations in fiscal 2008 compared with 38 weeks last year. The Acquired Operations are part of the Retail food segment which has a higher Selling and administrative expenses percentage than Supply chain services. The impact of the business segment mix more than offset the decrease in employee-related costs and lower depreciation expense as a percent of Net sales.

Operating Earnings

Operating earnings for fiscal 2008 increased to $1,684, compared with $1,305 last year, primarily reflecting the results from the Acquisition. Retail food Operating earnings for fiscal 2008 were $1,550, or 4.5 percent of Retail food sales, compared with $1,179, or 4.2 percent of Retail food sales, for fiscal 2007, primarily reflecting the results from the Acquisition. Supply chain services Operating earnings for fiscal 2008 were $274, or 2.8 percent of Supply chain services sales, compared with $257, or 2.7 percent of Supply chain services sales, for fiscal 2007.

Net Interest Expense

Net interest expense was $707 in fiscal 2008, compared with $558 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Provision for Income Taxes

The effective tax rates were 39.3 percent and 39.5 percent in fiscal 2008 and fiscal 2007, respectively.

Net Earnings

Net earnings were $593 for fiscal 2008, compared with $452 last year. Results for fiscal 2008 include Acquisition-related costs of $45 after tax. Results for fiscal 2007 include Acquisition-related costs of $40 after tax and charges related to the disposal of 18 Scott’s banner stores of $23 after tax.

Weighted average basic shares increased to 211 for fiscal 2008, compared with 189 shares last year. Weighted average diluted shares increased to 215 for fiscal 2008, compared with 196 shares last year.

Comparison of fifty-two weeks ended February 24, 2007 (fiscal 2007) with fifty-two weeks ended February 25, 2006 (fiscal 2006):

In fiscal 2007, the Company achieved Net sales of $37,406 compared with $19,864 in fiscal 2006. Net earnings for fiscal 2007 were $452 and diluted net earnings per share were $2.32 compared with Net earnings of $206 and diluted net earnings per share of $1.46 in fiscal 2006. Results for fiscal 2007 include Acquisition-related costs of $40 after tax, charges related to the Company’s disposal of 18 Scott’s banner stores of $23 after tax and incremental stock-based compensation expense related to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) of $15 after tax. Results for fiscal 2006 include charges of $111 after tax primarily related to the sale of 26 Cub Foods stores in Chicago in January 2006 (“Chicago”) and the disposal of 20 Shop ‘n Save retail stores in Pittsburgh (“Pittsburgh”). The Pittsburgh stores were all disposed of in fiscal 2006 and fiscal 2007.

Net Sales

Net sales for fiscal 2007 were $37,406 compared with $19,864 in fiscal 2006, an increase of 88.3 percent. Retail food sales were 74.9 percent of Net sales and Supply chain services sales were 25.1 percent of Net sales for fiscal 2007, compared with 53.5 percent and 46.5 percent, respectively, in fiscal 2006.

Retail food sales for fiscal 2007 were $28,016 compared with $10,635 in fiscal 2006, an increase of 163.4 percent. The increase was due primarily to the Acquisition. Identical store retail sales growth (defined as stores operating for four full quarters) including store expansions and excluding fuel and planned closures, for fiscal 2007 as compared to fiscal 2006 was negative 1.1 percent. Identical store retail sales growth on a combined basis, as if the Acquired Operations stores were in the store base for four full quarters, was positive 0.4 percent.

During fiscal 2007, the Company acquired 1,117 stores through the Acquisition, added 73 new stores through new store development and closed 75 stores, 47 of which were acquired through the Acquisition.

Total retail square footage increased to approximately 73 million square feet at the end of fiscal 2007 compared with approximately 18 million square feet at the end of fiscal 2006.

Supply chain services sales for fiscal 2007 were $9,390 compared with $9,229 in fiscal 2006, an increase of 1.8 percent. This increase primarily reflects new business growth, which was partially offset by customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, was 21.8 percent for fiscal 2007 compared with 14.5 percent in fiscal 2006. The increase in Gross profit, as a percent of Net sales, primarily reflects the increase in Retail food sales, which has a higher gross profit percentage than Supply chain services, as a percent of total Net sales as a result of the Acquisition.

Selling and Administrative Expenses

Selling and administrative expenses increased by $4,382, primarily due to 38 weeks of operating results of the Acquired Operations in fiscal 2007. The Acquisition greatly increased the size of the Company. The Acquisition also greatly increased the relative size of the Company’s Retail food segment compared to its Supply chain services segment. In fiscal 2007, 74.9 percent of the Company’s Net sales came from the Company’s Retail food segment, compared to 53.5 percent in fiscal 2006. Retail food traditionally has higher Selling and administrative expenses than Supply chain services. Selling and administrative expenses, as a percent of Net sales, were 18.3 percent for fiscal 2007 compared with 12.3 percent in fiscal 2006. The increase in Selling and administrative expenses, as a percent of Net sales, primarily reflects the higher percentage of Retail food sales as a percentage of total Net sales as a result of the Acquisition, as well as Acquisition-related pre-tax costs of $65, a pre-tax charge for Scott’s of $26 and incremental pre-tax stock-based compensation expense associated with the Company’s adoption of SFAS No. 123(R) of $25. Fiscal 2006 included pre-tax charges of $174 primarily related to Chicago and Pittsburgh.

Operating Earnings

Operating earnings for fiscal 2007 were $1,305 compared with $435 in fiscal 2006, primarily as a result of the Acquisition. Operating earnings for fiscal 2007 were impacted by Acquisition-related pre-tax costs of $65, a pre-tax charge for Scott’s of $26 and incremental pre-tax stock-based compensation expense associated with the Company’s adoption of SFAS No. 123(R) of $25. Retail food Operating earnings for fiscal 2007 were $1,179, or 4.2 percent of Retail food sales, compared with fiscal 2006 Retail food Operating earnings of $269, or 2.5 percent of Retail food sales. The increase in Retail food Operating earnings, as a percent of Retail food sales, primarily reflects the results of the Acquisition and pre-tax charges of $174 in fiscal 2006 primarily related to Chicago and Pittsburgh. Supply chain services Operating earnings for fiscal 2007 were $257, or 2.7 percent of Supply chain services sales, compared with fiscal 2006 Supply chain services Operating earnings of $214, or 2.3 percent of Supply chain services sales. The increase in Supply chain services Operating earnings, as a percent of Supply chain services sales, primarily reflects improved sales leverage.

Net Interest Expense

Net interest expense was $558 in fiscal 2007 compared with $106 in fiscal 2006. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Provision for Income Taxes

The effective tax rates were 39.5 percent and 37.4 percent in fiscal 2007 and fiscal 2006, respectively. The increase is primarily due to the Acquisition and the write-off of non tax-deductible goodwill primarily related to the disposal of 18 Scott’s banner stores in fiscal 2007. The fiscal 2006 effective tax rate was primarily impacted by the write-off of non tax-deductible goodwill related to the sale of Chicago. Without these items, the effective tax rates would have been 38.6 percent and 37.0 percent for fiscal 2007 and fiscal 2006, respectively.

Net Earnings

Net earnings were $452 for fiscal 2007 compared with Net earnings of $206 in fiscal 2006. Results for fiscal 2007 include Acquisition-related costs of $40 after tax, a charge related to the disposal of Scott’s banner stores of $23 after tax and incremental stock-based compensation expense related to the Company’s adoption of SFAS No. 123(R) of $15 after tax. Results for fiscal 2006 included charges of $111 after tax primarily related to Chicago and Pittsburgh.

Weighted average basic shares increased to 189 for fiscal 2007 compared with 136 shares in fiscal 2006. Weighted average diluted shares increased to 196 for fiscal 2007 compared with 146 shares in fiscal 2006. The increase is primarily due to the shares issued in conjunction with the Acquisition on June 2, 2006.

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

Significant accounting policies are discussed in Note 1 – The Company and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Vendor Funds

The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities: placement of the vendors’ products in the Company’s advertising; display of the vendors’ products in prominent locations in the Company’s stores; supporting the introduction of new products into the Company’s retail stores and distribution system; exclusivity rights in certain categories; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of the vendor fund contracts have terms of less than a year, with a small proportion of the contracts longer than one year.

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount and timing of recognition of vendor funds as well as the amount of vendor funds remaining in ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported operating earnings and inventory amounts. The historical estimates of the Company have been reliable in the past, and the Company believes the methodology will continue to be reliable in the future. Based on previous experience, the Company does not expect there will be a significant change in the level of vendor support. However, if such a change were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, the Company would consider changing the volume, type and frequency of the advertising, which could increase or decrease its advertising expense. Similarly, the Company is not able to assess the impact of vendor advertising allowances on creating additional revenues as such allowances do not directly generate revenue for the Company’s stores. For fiscal 2008, a 100 basis point change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact gross profit by 10 basis points.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

Approximately 82 percent of the Company’s inventories are valued using the last-in, first-out (“LIFO”) method for both fiscal 2008 and 2007. The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the current cost of its inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. The first-in, first-out method (“FIFO”) is used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $180 and $178 at February 23, 2008 and February 24, 2007, respectively.

During fiscal 2008, 2007 and 2006, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2008, 2007 and 2006 purchases. As a result, Cost of sales decreased by $5, $6 and $7 in fiscal 2008, 2007 and 2006, respectively.

In addition, the Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date. Although the Company has sufficient current and historical information available to record reasonable estimates for inventory shortages, it is possible that actual results could differ. As of February 23, 2008, each 25 basis point change in the estimated inventory shortages would impact the allowances for inventory shortages by approximately $14.

Reserves for Closed Properties and Related Impairment Charges

The Company maintains reserves for costs associated with closures of retail stores, distribution warehouses and other properties that are no longer being utilized in current operations in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 25 years. The Company estimates subtenant rentals and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Owned properties, capital lease properties, and the related equipment and leasehold improvements at operating leased properties that are closed are reduced to their estimated fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company estimates fair value based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

The expectations on timing of disposition and the estimated sales price or subtenant rentals associated with closed properties, owned or leased, are impacted by variable factors including inflation, the general health of the economy, resultant demand for commercial property, the ability to secure subleases, the creditworthiness of sublessees and the Company’s success at negotiating early termination agreements with lessors. While management believes the current estimates of reserves for closed properties and related impairment charges are adequate, it is possible that market and economic conditions in the real estate market could cause changes in the Company’s assumptions and may require additional reserves and asset impairment charges to be recorded.

The Company recognized asset impairment charges of $12, $7 and $66 in fiscal 2008, 2007 and 2006, respectively. The Company’s reserve for closed properties was $97, net of estimated sublease recoveries of $81, as of February 23, 2008 and $118, net of estimated sublease recoveries of $119, as of February 24, 2007.

Goodwill and Intangible Assets with Indefinite Useful Lives

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. Fair values are determined primarily by discounting projected future cash flows based on management’s expectations of the current and future operating environment. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Fair value calculations contain significant judgments and estimates to estimate each reporting unit’s future revenues, profitability and cash flows. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by variable factors including inflation, the general health of the economy, and market competition.

The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values are determined primarily by discounting an assumed royalty value applied to projected future revenue based on management’s expectations of the current and future operating environment. These estimates are impacted by variable factors including inflation, the general health of the economy, and market competition.

Goodwill and intangible assets with indefinite useful lives were $6,957 and $1,952 as of February 23, 2008, respectively, and $5,921 and $2,450 as of February 24, 2007, respectively. The Company did not record any impairment losses related to goodwill or intangible assets during 2008, 2007 and 2006, excluding charges related to disposals of $19 and $7 during fiscal 2007 and 2006, respectively. The Company has sufficient current and historical information available to support its judgments and estimates. However, if actual results are not consistent with the Company’s estimates, future operating results may be materially impacted.

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate.

In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities. Any projection of losses concerning workers’ compensation, health care and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, regulatory changes, benefit level changes and actual claim settlement patterns. The majority of the self-insurance liability for workers’ compensation is related to claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, and providers. In recent years, there has been an increase in the number of legislative reforms and judicial rulings affecting the handling of claim activity. The impact of many of these variables on ultimate costs is difficult to estimate. The effects of changes in such estimated items are included in results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period. If, in the future, the Company was to experience significant volatility in the amount and timing of cash payments compared to its earlier estimates, the Company would assess whether to continue to discount these liabilities. The Company had self-insurance liabilities of approximately $1,132, net of the discount of $226, and $992, net of the discount of $148, as of February 23, 2008 and February 24, 2007, respectively. As of February 23, 2008, each 25 basis point change in the discount rate would impact the self-insurance liabilities by approximately $1.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. The discount rate is based on current investment yields on high-quality fixed-income investments. The expected long-term rate of return on plan assets is based on the historical experience of the Company’s investment portfolio and the projected returns by asset category. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods.

For fiscal 2009, each 25 basis point reduction in the discount rate would increase pension expense by approximately $1 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $4. Similarly, for postretirement benefits, a 100 basis point change in the health care cost trend rate would impact the accumulated postretirement benefit obligation at the end of fiscal 2008 by approximately $11 and the service and interest cost by $1 in fiscal 2009. Although the Company believes that its assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

In addition, the Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act of 2006 and Section 412(e) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. The Company contributed $142, $122 and $37 to these plans for fiscal 2008, 2007 and 2006, respectively.

Income Taxes

The Company’s current and deferred tax provision is based on estimates and assumptions that could materially differ from the actual results reflected in its income tax returns filed during the subsequent year and could significantly affect the effective tax rate and cash flows in future years. The Company records adjustments based on filed returns when it has identified and finalized them, which is generally in a subsequent period.

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which it expects the differences to reverse.

The Company’s effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which the Company operates. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, the Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. Unrecognized tax benefits are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”) beginning on February 25, 2007 for the Company. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. The Company also provides interest on these reserves at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from the Company’s estimates due to changes in facts, circumstances and new information. As of February 23, 2008 and February 25, 2007, the Company had $146 and $312 of unrecognized tax benefits, respectively.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to realize. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that the Company was more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. The Company had a valuation allowance of $147 and $175 as of February 23, 2008 and February 24, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,732, $801 and $695 in fiscal 2008, 2007 and 2006, respectively. The increase in cash from operating activities in fiscal 2008 compared to fiscal 2007 and fiscal 2007 compared to fiscal 2006 is primarily attributable to the impact of the Acquired Operations on Net earnings, Depreciation and amortization and working capital.

Net cash used in investing activities was $968, $2,760 and $258 in fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 investing activities primarily reflect capital spending to fund retail store remodeling and new stores. Fiscal 2007 investing activities primarily reflect the net assets acquired in the Acquisition and capital spending to fund retail store remodeling and new stores. Fiscal 2006 investing activities primarily reflect capital spending to fund new stores, store remodeling, technology enhancements and supply chain growth initiatives.

Net cash (used in) provided by financing activities was $(806), $1,443 and $(193) in fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 financing activities primarily reflect repayments of long-term debt, payment of dividends and purchases of treasury shares offset by proceeds received from the sale of common stock under the Company’s stock option plans. Fiscal 2007 financing activities primarily reflect the debt incurred in connection with the Acquisition and senior notes issued in October 2006, partially offset by repayment of long-term debt of Albertsons standalone drug business payables related to the sale of Albertsons. Fiscal 2006 financing activities primarily reflect the repayments of long-term debt, the payment of dividends and the purchase of treasury shares offset by proceeds received from the sale of common stock under the Company’s stock option plans.

Management expects that the Company will continue to invest in capital expenditures with internally generated funds. However, there can be no assurance that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund its capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

Certain of the Company’s credit facilities and long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of the covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving

Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). Pursuant to an amendment to the facilities effective March 8, 2007, rates on the facilities were tied to LIBOR plus 0.375 percent to 1.75 percent or the Prime Rate plus 0.00 percent to 0.75 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of February 23, 2008, based on the Company’s current credit ratings, were 0.40 percent for the facility fees, LIBOR plus 1.375 percent for Term Loan A, LIBOR plus 1.50 percent for Term Loan B and LIBOR revolving advances and Prime Rate plus 0.50 percent for base rate advances.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants, including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.20 to 1 for each of the fiscal quarters ending up through December 30, 2008, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.25 to 1 for each of the fiscal quarters ending up through December 30, 2008 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of February 23, 2008, the Company was in compliance with the covenants of the senior secured credit facilities.

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

As of February 23, 2008, there were $86 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $619, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,228, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $384 and the unused available credit under the Revolving Credit Facility was $1,530. The Company also had $62 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

In May 2007, the Company executed an amended and restated 364-day accounts receivable program, under which the Company can borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on February 23, 2008, based on the Company’s current credit ratings, is 0.20 percent. As of February 23, 2008, there were $361 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheets. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Consolidated Balance Sheets.

The Company has $205 of debentures that contain put options exercisable in May 2009 that would require the Company to repay borrowed amounts prior to the scheduled maturity in May 2037.

Annual cash dividends declared for fiscal 2008, 2007 and 2006, were $0.6750, $0.6575 and $0.6400 per share, respectively. The Company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

Capital spending for fiscal 2008 was $1,273, including $36 of capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2009 is projected to be approximately $1,300, including capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 23, 2008. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately 11 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 23, 2008, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $196 and represented approximately $140 on a discounted basis. Due to indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

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

The Company was party to a synthetic leasing program for one of its major warehouses, which had a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Consolidated Balance Sheet as of February 23, 2008 and is being amortized over the remaining term of the lease. The Company executed the purchase option in April 2008.

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

The Company is a party to various legal proceedings arising from the normal course of business as described in Part I, Item 3, under the caption “Legal Proceedings” and in Note 15 – Commitments, Contingencies and Off-Balance Sheet Arrangements in the Notes to Consolidated Financial Statements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Insurance Contingencies

As previously reported, the Company had outstanding workers’ compensation and general liability claims for specific years of coverage with a former insurance carrier that was experiencing financial difficulties. On January 3, 2008, the carrier agreed to pay the Company to assume the obligations covered under the previous policy. The Company has recorded these obligations in its self-insurance liabilities and has obtained additional policies where required. The resolution of this matter did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

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

Contractual Obligations

The following table represents the Company’s significant contractual obligations at February 23, 2008.

	Payments Due Per Period
	Total	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter
Contractual Obligations:
Debt (1)	$7,680	$526	$2,034	$1,877	$3,243
Operating leases (2)	3,831	438	685	569	2,139
Interest on long-term debt (3)	5,082	494	861	600	3,127
Capital leases (4)	2,391	154	307	290	1,640
Benefit obligations (5)	7,355	120	228	245	6,762
Construction commitments	185	185	—	—	—
Deferred income taxes	47	59	115	121	(248)
Purchase obligations (6)	2,732	1,280	1,266	186	—
Self-insurance obligations	1,358	345	401	192	420

Total	$30,661	$3,601	$5,897	$4,080	$17,083

(1)	Debt amounts exclude discounts or premiums related to the purchase accounting fair value adjustments. The Company has $200 of debentures that contain put options exercisable in May 2009 that would require the Company to repay borrowed amounts prior to the scheduled maturity in May 2037. For the purpose of the table above, payments of these debentures are assumed to occur at scheduled maturity. The Company also has $50 of medium term notes that contain put options, which will be exercised in April 2008 and are reflected as such in the table above.

(2)	Represents the minimum rents payable under operating leases, offset by minimum subtenant rentals of $222, $42, $75, $49 and $56, respectively.

(3)	Amounts include contractual interest payments using the interest rate as of February 23, 2008 applicable to the Company’s variable interest debt instruments and stated fixed rates for all other debt instruments.

(4)	Represents the minimum payments under capital leases, offset by minimum subtenant rentals of $86, $14, $23, $19 and $30, respectively.

(5)	The Company’s benefit obligations include the undiscounted obligations related to sponsored defined benefit pension and postretirement benefit plans and deferred compensation plans. The defined benefit pension plan has plan assets of approximately $1,700 at the end of fiscal 2008. The postretirement plan obligations exclude any Medicare Part D subsidies that might be received from the federal government.

(6)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 23, 2008, future purchase obligations existed that primarily related to supply contracts. In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

Effective February 25, 2007, the first day of the 2008 fiscal year, the Company adopted the provisions of FIN 48. The amount of unrecognized tax benefits at February 23, 2008 was $146. This amount was not included in the contractual obligations table presented above, because the timing of the settlement of unrecognized tax benefits cannot be fully determined. However, the Company expects to resolve $5, net, of unrecognized tax benefits within the next 12 months.

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. At the end of fiscal 2008, there were 28,890 stockholders of record compared with 31,614 at the end of fiscal 2007.

	Common Stock Price Range				Dividends Per Share
	2008		2007		2008	2007
Fiscal	High	Low	High	Low
First Quarter	$49.29	$36.20	$32.28	$28.24	$0.1650	$0.1625
Second Quarter	49.78	37.03	31.13	26.14	0.1700	0.1650
Third Quarter	43.30	35.02	34.57	29.09	0.1700	0.1650
Fourth Quarter	41.89	26.01	39.02	34.03	0.1700	0.1650

Year	49.78	26.01	39.02	26.14	$0.6750	$0.6575

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position FAS 157-2 (“FSP 157-2”) that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for the Company’s fiscal year beginning February 24, 2008. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect the implementation of SFAS No. 157 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. SFAS No. 159 is not expected to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis for all business combinations for which the acquisition date is on or after the effective date of SFAS No. 141(R), with the exception of the accounting for adjustments to income tax-related amounts, which is applied to acquisitions that closed prior to the effective date of SFAS No. 141(R). The Company is evaluating the effect the implementation of SFAS No. 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 160 will have on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption permitted. SFAS No. 161 does not impact the consolidated financial statements and the Company is evaluating the effect the implementation will have on the Notes to Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market pricing risk consisting of interest rate risk related to debt obligations outstanding, its investment in notes receivable and, from time to time, derivatives employed to hedge interest rate changes on variable and fixed rate debt and foreign exchange rate changes. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

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

The Company makes long-term loans to certain Supply chain customers and as such, holds notes receivable in the normal course of business. The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed interest rate notes is subject to change due to fluctuations in market interest rates.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including notes receivable and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates, excluding debt discounts or premiums related to the purchase accounting fair value adjustments. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates.

	Summary of Financial Instruments
	February 23, 2008		Aggregate payments by fiscal year
	Fair Value	Total	2009	2010	2011	2012	2013	Thereafter
	(in millions, except rates)
Notes receivable
Principal receivable	$48	$48	$21	$6	$5	$3	$10	$3
Average rate receivable		5.8%	3.5%	8.0%	9.0%	9.1%	5.3%	7.7%
Debt with variable interest rates
Principal payable	$2,206	$2,252	$404	$137	$125	$380	$1,178	$28
Average variable rate payable		4.5%	4.4%	4.3%	4.5%	5.0%	4.6%	3.8%
Debt with fixed interest rates
Principal payable	$5,203	$5,428	$122	$776	$996	$11	$308	$3,215
Average fixed rate payable		7.5%	6.7%	7.4%	7.7%	8.1%	7.5%	7.6%

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this Annual Report on Form 10-K. These factors include the factors discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Changes in interest rates

•	The outcome of negotiations with partners, governments, suppliers, unions or customers

Competitive Practices

•	The Company’s ability to attract and retain customers

•	The Company’s ability to hire, train or retain employees

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

•	The impact of consolidation in the retail food and supply chain services industries

Food Safety

•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness, or any adverse publicity relating to these types of concern, whether or not valid

Integration of Acquired Operation

•	Our ability to successfully combine our operations with the Acquired Operations, to achieve expected synergies and to minimize the diversion of management’s attention and resources

Store Expansion and Remodeling

•	Potential delays in the development, construction or start-up of planned projects

•

Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	The impact of acquisitions, including our acquisition of the Acquired Operations, on our level of indebtedness, debt ratings, costs and future financial flexibility

•	Additional funding requirements to meet anticipated debt payments and capital needs

Labor Relations

•	Potential work disruptions resulting from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

Regulatory Matters

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

Self-Insurance

•	Variability in actuarial projection regarding workers’ compensation and general and automobile liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

•	Significant volatility in the amount and timing of payments

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Difficulties in developing, maintaining or upgrading information technology systems

Security

•

Business disruptions or losses resulting from wartime activities, acts or threats of terror, data theft, information espionage, or other criminal activity directed at the food and drug industry, the transportation industry or computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, its customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Transition Support Services

•

Our ability to provide transition support services to the purchasers of the non-core supermarket business of Albertsons in a cost effective and non-disputed manner with minimal diversion of management time

Accounting Matters

•	Changes in accounting standards that impact our financial statements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-45. See “Index of Selected Financial Data and Financial Statements and Schedules” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 23, 2008, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 23, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 23, 2008. In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on management’s assessment using this framework, as of February 23, 2008, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of February 23, 2008 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. Their report, which is set forth on page F-5 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 23, 2008.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 23, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2008 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2008 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2008 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1).”

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

The Company’s Corporate Governance Principles and charters for each Committee of its Board of Directors are also available on the Company’s website. The code of ethics, Corporate Governance Principles and charters are also available in print to any stockholder who submits a request to: Corporate Secretary, SUPERVALU INC., P.O. Box 990, Minneapolis, Minnesota 55440.

Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2008 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of Executive Personnel and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2008 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 23, 2008 about the Company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

(shares not in millions) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	18,011,392	(2)(3)	$36.78	(2)(3)(4)	34,675,686	(5)
Equity compensation plans not approved by security holders (6)(7)	2,447,927		$28.01		—

Total	20,459,319		$35.72	(4)	34,675,686	(5)

(1)	Includes SUPERVALU’s 1983 Employee Stock Option Plan, 1993 Stock Plan, 2002 Stock Plan, 2007 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan, 2002 Long Term Incentive Plan, Albertson’s, Inc. 1995 Stock-Based Incentive Plan and Albertson’s, Inc. 2004 Equity and Performance Incentive Plan.

(2)	Includes options for 425,299 shares under the Albertson’s, Inc. 2004 Equity and Performance Incentive Plan at a weighted average exercise price of $28.87 per share that were assumed in connection with the Acquisition.

(3)	Includes options for 6,104,894 shares under the Albertson’s, Inc. 1995 Stock-Based Incentive Plan at a weighted average exercise price of $39.16 per share that were assumed in connection with the Acquisition.

(4)	Excludes 505,157 restricted stock units included in column (a) which do not have an exercise price. Such units vest and are payable in shares after the expiration of the time periods set forth in their restricted stock unit agreements.

(5)	In addition to grants of options, warrants or rights, includes shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards under the Company’s 2007 Stock Plan.

(6)	Includes SUPERVALU’s 1997 Stock Plan.

(7)	Does not include outstanding options for 2,472 shares of common stock at a weighted average exercise price of $26.00 per share that were assumed in connection with the merger of Richfood Holdings, Inc. into SUPERVALU effective August 31, 1999.

1997 Stock Plan. The Board of Directors adopted the 1997 Stock Plan on April 9, 1997 to provide for the granting of non-qualified stock options, restoration options, stock appreciation rights, restricted stock, restricted stock units and performance awards to key employees of SUPERVALU or any of its subsidiaries. A total of

10,800,000 (not in millions) shares were authorized for awards under the 1997 Stock Plan. The Board of Directors amended this plan in each of August 18, 1998, March 14, 2000 and April 10, 2002. The 1997 Stock Plan expired on April 9, 2007 and, therefore, no further awards may be granted under the 1997 Stock Plan. Stock options covering a total of 2,447,927 (not in millions) shares remained outstanding under the 1997 Stock Plan as of February 23, 2008. All employees, consultants or independent contractors providing services to SUPERVALU, other than officers or directors of SUPERVALU or any of its affiliates who are subject to Section 16 of the Exchange Act, were eligible to participate in the 1997 Stock Plan. The Board of Directors administers the 1997 Stock Plan and has discretion to set the terms of all awards made under the 1997 Stock Plan, except as otherwise expressly provided in the 1997 Stock Plan. Options granted under the 1997 Stock Plan may not have an exercise price less than 100 percent of the fair market value of SUPERVALU’s common stock on the date of the grant. Unless the Board of Directors otherwise specifies, restricted stock and restricted stock units will be forfeited and reacquired by SUPERVALU if an employee is terminated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2008 Annual Meeting of Stockholders under the heading “Board Practices – Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2008 Annual Meeting of Stockholders under the heading “Board Practices – Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2008 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

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

The consolidated financial statement schedule to the Company listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules.”

(3)	Exhibits:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

(3)	Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

3.2	Restated Bylaws, as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s amendment to Current Report on Form 8-K/A filed with the SEC on December 21, 2007.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7	Rights Agreement dated as of April 12, 2000, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.), as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2000.

4.8	Indenture dated as of November 2, 2001, between the Company and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior), is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.9	Registration Rights Agreement, dated as of November 2, 2001, by and among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.10	Credit Agreement, dated as of June 1, 2006, by and among the Company, The Royal Bank of Scotland PLC, Bank of America, Citibank, Rabobank International, Cobank, ACB, U.S. Bank National Association, and various financial institutions and other persons from time to time parties hereto is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.11	First Amendment to Credit Agreement, dated March 8, 2007, among SUPERVALU INC., The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders, is incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.12	Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Albertson’s, Inc. (Reg. No. 333-41793) filed with the SEC on December 9, 1997.

4.13	Supplemental Indenture No.1, dated as of May 7, 2004, between Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.14	Supplemental Indenture No. 2 dated as of June 1, 2006, between Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee is incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.2	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended on April 17, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.3	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.4	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.5	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.6	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.7	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.8	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended, is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.9	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of October 12, 2006 for Jeffrey Noddle is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.*

10.10	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement for John H. Hooley is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.11	Amendment No. 1 to the SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of February 14, 2007 between John H. Hooley and SUPERVALU INC is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007.*

10.12	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement for Michael L. Jackson is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.13	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.14	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.15	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.17	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.18	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.19	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended, are incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.20	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.21	SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated herein by reference to Exhibit (10)g. to the Company’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.22	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit (10) c. to the Company’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.23	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.24	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.25	SUPERVALU INC. Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.26	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.27	Performance Criteria for Awards Under the Company’s Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.28	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.29	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Stock Option Agreement and Stock Option Terms and Conditions for Employees, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.30	Intentionally omitted.

10.31	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.58 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.32	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Employee Director Deferred Share Units Agreement is incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.33	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.34	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 2005.*

10.35	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on January 31, 2006.*

10.36	Albertson’s Inc. 1995 Stock-Based Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.37	Form of Albertson’s, Inc. 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.38	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Stock Option is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.39	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.46.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.40	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.57 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.41	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.59 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.42	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.43	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.44	SUPERVALU INC. Deferred Compensation Plan as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.45	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.46	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.47	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)I. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.48	Form of Change of Control Severance Agreements entered into with certain officers to the Company, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 2, 2006.*

10.49	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.50	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10) r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.51	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.52	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.53	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.54	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.55	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.56	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.57	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.58	Purchase and Separation Agreement, dated January 22, 2006, by and among the Company, Albertson’s, Inc., New Aloha Corporation and AB Acquisition LLC is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

10.59	Amendment to Purchase and Separation Agreement, dated as of June 2, 2006, by and among the Company, Albertson’s LLC, New Albertson’s, Inc. and AB Acquisition LLC is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

10.60	Asset Purchase Agreement, dated as of January 22, 2006, among the Company, CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., New Aloha Corporation and certain other sellers is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

10.61	Amendment to Asset Purchase Agreement, dated June 2, 2006, by and among the Company, CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., New Albertson’s, Inc. and certain other sellers is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

10.62	Letter Agreement, including Appendix A thereto, dated as of August 9, 2006, between the Company and Kevin Tripp is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.63	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between the Company and Pete Van Helden is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.64	Letter Agreement, including Appendix A thereto, dated as of September 15, 2006, between the Company and Duncan C. Mac Naughton is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006. *

10.65	Lead Director annual retainer is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006.*

10.66	Summary of Non-Employee Director Compensation for fiscal 2008, is incorporated herein by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

10.67	Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.68	First Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.69	Second Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of July 18, 2001, is incorporated herein by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.70	Third Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.71	Fourth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.72	Sixth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.10.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.73	Albertson’s, Inc. Executive Pension Makeup Plan, amended and restated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.74	First Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 8, 1989, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 1989.*

10.75	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 12, 1990, is incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1990.*

10.76	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 31, 1990, is incorporated herein by reference to Exhibit 10.13.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 2, 1990.*

10.77	Fourth Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 1995, is incorporated herein by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1995.*

10.78	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to January 1, 1990, is incorporated herein by reference to Exhibit 10.13.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.79	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to October 1, 1999, is incorporated herein by reference to Exhibit 10.13.6 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.80	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 1, 2001, is incorporated herein by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.81	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.8 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.82	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.9 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.83	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.84	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.85	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.86	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.87	Albertson’s, Inc. Executive Pension Makeup Trust, dated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.88	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.89	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.90	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.91	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.18.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.92	Albertson’s, Inc. 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.93	Amendment to the Albertson’s, Inc.1990 Deferred Compensation Plan, dated as of April 12, 1994, is incorporated herein by reference to Exhibit 10.20.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 1994.*

10.94	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 5, 1997, is incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 1998.*

10.95	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 1, 1998, is incorporated herein by reference to Exhibit 10.20.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.96	Termination of the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of December 31, 1999, is incorporated herein by reference to Exhibit 10.20.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.97	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.98	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, effective as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.6 of Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.99	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.20.7 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.100	Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.101	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 15, 1998, is incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.102	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of March 15, 2001, is incorporated herein by reference to Exhibit 10.21.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.103	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.104	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.21.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.105	Fifth Amendment to the Albertson’s, Inc. Non-Employees Directors’ Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.21.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.106	Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of November 20, 1990, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.107	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.108	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.22.1 of Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.109	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.110	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.22.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.111	Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.112	Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.113	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8 of American Stores Company (Commission File Number 1-5392) filed with the SEC on July 13, 1998.*

10.114	Amendment to the American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Stores Company (Commission File Number 1-5392) filed with the SEC on December 11, 1998.*

10.115	Sixth Amendment to the American Stores Company Supplemental Executive Retirement Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.30.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.116	Albertsons Inc. Change in Control Severance Benefit Trust, dated as of August 1, 2004, by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended November 3, 2005.*

10.117	SUPERVALU INC. 2007 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007. *

10.118	SUPERVALU INC. 2007 Stock Plan Form of Stock Appreciation Rights Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.119	SUPERVALU INC. 2007 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.120	SUPERVALU INC. 2007 Stock Plan Form of Restoration Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.121	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2007.*

10.122	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2007.*

(12)	Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries to the Company.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)

DATE: April 23, 2008	By:	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	Chairman of the Board; Chief Executive Officer; and Director (principal executive officer)	April 23, 2008

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 23, 2008

/S/ A. GARY AMES* A. Gary Ames	Director

/s/ IRWIN COHEN* Irwin Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ PHILIP L. FRANCIS* Philip L. Francis	Director

/s/ EDWIN C. GAGE* Edwin C. Gage	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ MARISSA T. PETERSON* Marissa T. Peterson	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers	Director

/S/ WAYNE C. SALES* Wayne C. Sales	Director

/S/ KATHI P. SEIFERT* Kathi P. Seifert	Director

*	Executed this 23rd day of April 2008, on behalf of the indicated Directors by Burt M. Fealing, duly appointed Attorney-in-Fact.

By:	/s/ BURT M. FEALING
Burt M. Fealing
Attorney-in-Fact

Exhibit 31.1

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Jeffrey Noddle, certify that:

1. I have reviewed this Annual Report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 23, 2008;

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

Date: April 23, 2008	/s/ JEFFREY NODDLE
Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Pamela K. Knous, certify that:

1. I have reviewed this Annual Report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 23, 2008;

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

Date: April 23, 2008	/s/ PAMELA K. KNOUS
Executive Vice President, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended February 23, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company for the period and as of the dates covered thereby.

Dated: April 23, 2008	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Exhibit 32.2

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended February 23, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company for the period and as of the dates covered thereby.

Dated: April 23, 2008	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President, Chief Financial Officer

SUPERVALU INC.

Annual Report on Form 10-K

Items 6, 8 and 15(a)

Index of Selected Financial Data and Financial Statements and Schedules

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. AND Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

(In millions, except per share data)

	2008	2007	2006	2005	2004
Operating Results (1)
Net sales	$44,048	$37,406	$19,864	$19,543	$20,210
Identical store retail sales increase (decrease) (2)	0.5%	0.4%	(0.5%)	0.3%	2.1%
Cost of sales	33,943	29,267	16,977	16,681	17,373
Selling and administrative expenses	8,421	6,834	2,452	2,255	2,236
Gain on sale of WinCo Foods, Inc.	—	—	—	109	—
Operating earnings	1,684	1,305	435	716	601
Interest expense, net	707	558	106	115	146
Earnings before income taxes	977	747	329	601	455
Provision for income taxes	384	295	123	215	175
Net earnings	593	452	206	386	280
Net earnings as a percent of net sales	1.35%	1.21%	1.04%	1.97%	1.39%
Net earnings per share—diluted	2.76	2.32	1.46	2.71	2.01

Financial Position (1)
Inventories (FIFO) (3)	$2,956	$2,927	$1,114	$1,181	$1,214
Working capital (3)	(280)	(67)	821	643	361
Property, plant and equipment, net	7,533	8,415	1,969	2,191	2,126
Total assets	21,062	21,702	6,153	6,274	6,162
Long-term debt (4)	8,502	9,192	1,406	1,579	1,634
Stockholders’ equity	5,953	5,306	2,619	2,511	2,210

Other Statistics (1)
Return on average stockholders’ equity	10.44%	9.61%	7.95%	16.24%	13.29%
Book value per share	$28.13	$25.40	$19.20	$18.53	$16.40
Current ratio (3)	0.94:1	0.99:1	1.51:1	1.40:1	1.20:1
Debt to capital ratio (5)	59.7%	64.1%	36.7%	40.1%	46.7%
Dividends declared per share	$0.6750	$0.6575	$0.6400	$0.6025	$0.5775
Weighted average shares outstanding—diluted	215	196	146	145	143
Depreciation and amortization	$1,017	$879	$311	$303	$302
Capital expenditures (6)	$1,273	$927	$365	$326	$371
Retail stores at fiscal year end (7)	2,474	2,478	1,381	1,549	1,483

(1)	Fiscal 2007 information presented above includes results of the Acquired Operations beginning June 2, 2006 as well as the assets and liabilities of the Acquired Operations as of the end of fiscal 2007. Fiscal 2004 statement of earnings data includes 53 weeks and all other years include 52 weeks.

(2)	The change in identical store sales is calculated as the change in net sales for stores operating for four full quarters, including store expansions and excluding fuel and planned store closures, and as if the Acquired Operations stores were in the identical store base for four full quarters in fiscal 2008 and 2007.

(3)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $180 for fiscal 2008, $178 for fiscal 2007, $160 for fiscal 2006, $149 for fiscal 2005 and $136 for fiscal 2004.

(4)	Long-term debt includes Long-term debt and Long-term obligations under capital leases.

(5)	The debt to capital ratio is calculated as debt, which includes Current maturities of long-term debt, Current obligations under capital leases, Long-term debt and Long-term obligations under capital leases, divided by the sum of debt and Total stockholders’ equity.

(6)	Capital expenditures includes fixed asset additions and capital leases.

(7)	Retail stores at fiscal year end includes licensed limited assortment food stores and is adjusted for planned sales and closures at the end of each fiscal year.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 23, 2008 and February 24, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 23, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 23, 2008 and February 24, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 23, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Notes 1 and 10 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” on February 25, 2007. As disclosed in Notes 1 and 14 to the consolidated financial statements the Company adopted the measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on February 25, 2007. As disclosed in Notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” on February 26, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SUPERVALU INC.’s internal control over financial reporting as of February 23, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 23, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/    KPMG LLP

Minneapolis, Minnesota

April 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited SUPERVALU INC.’s internal control over financial reporting as of February 23, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 23, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SUPERVALU INC. as of February 23, 2008 and February 24, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 23, 2008, and our report dated April 23, 2008 expressed an unqualified opinion on those consolidated financial statements.

/S/    KPMG LLP

Minneapolis, Minnesota

April 23, 2008

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In millions)

	February 23, 2008 (52 weeks)	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)
Net sales
Retail food	$34,341	$28,016	$10,635
	78.0%	74.9%	53.5%
Supply chain services	9,707	9,390	9,229
	22.0%	25.1%	46.5%

Total net sales	$44,048	$37,406	$19,864
	100.0%	100.0%	100.0%

Operating earnings
Retail food	$1,550	$1,179	$269
Supply chain services	274	257	214
Corporate	(140)	(131)	(48)

Total operating earnings	1,684	1,305	435
Interest expense, net	(707)	(558)	(106)

Earnings before income taxes	$977	$747	$329

Depreciation and amortization
Retail food	$922	$783	$216
Supply chain services	95	96	95

Total	$1,017	$879	$311

Capital expenditures
Retail food	$1,212	$824	$249
Supply chain services	61	103	116

Total	$1,273	$927	$365

Identifiable assets
Retail food	$18,265	$18,949	$2,858
Supply chain services	2,608	2,697	2,614
Corporate	189	56	681

Total	$21,062	$21,702	$6,153

Goodwill
Retail food	$6,152	$5,103	$803
Supply chain services	805	818	811

Total	$6,957	$5,921	$1,614

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. Retail food operations include results of the Company’s own combination stores (defined as food and pharmacy), food stores and limited assortment food stores and results of sales to limited assortment food stores licensed by the Company. Supply chain services operations include results of wholesale distribution to affiliated food stores, mass merchants and other customers and logistics support services. Substantially all of the Company’s operations are domestic.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	February 23, 2008 (52 weeks)	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)
Net sales	$44,048	$37,406	$19,864
Costs and expenses
Cost of sales	33,943	29,267	16,977
Selling and administrative expenses	8,421	6,834	2,452

Operating earnings	1,684	1,305	435

Interest
Interest expense	725	600	139
Interest income	18	42	33

Interest expense, net	707	558	106

Earnings before income taxes	977	747	329
Provision for income taxes	384	295	123

Net earnings	$593	$452	$206

Net earnings per share—basic	$2.80	$2.38	$1.52
Net earnings per share—diluted	$2.76	$2.32	$1.46
Weighted average number of shares outstanding
Basic	211	189	136
Diluted	215	196	146

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 23, 2008	February 24, 2007
ASSETS
Current assets
Cash and cash equivalents	$243	$285
Receivables, less allowance for losses of $14 in 2008 and $18 in 2007	951	957
Inventories	2,776	2,749
Other current assets	177	469

Total current assets	4,147	4,460

Property, plant and equipment, net	7,533	8,415
Goodwill	6,957	5,921
Intangible assets, net	1,952	2,450
Other assets	473	456

Total assets	$21,062	$21,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,579	$2,741
Accrued vacation, compensation and benefits	775	807
Current maturities of long-term debt	267	226
Current obligations under capital leases	64	60
Income taxes currently payable	65	51
Other current liabilities	857	820

Total current liabilities	4,607	4,705

Long-term debt	7,184	7,863
Long-term obligations under capital leases	1,318	1,329
Deferred income taxes	—	508
Other liabilities	2,000	1,991
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized;
230 and 229 shares issued, respectively	230	229
Capital in excess of par value	2,822	2,708
Accumulated other comprehensive losses	(95)	(235)
Retained earnings	3,543	3,103
Treasury stock, at cost, 18 and 20 shares, respectively	(547)	(499)

Total stockholders’ equity	5,953	5,306

Total liabilities and stockholders’ equity	$21,062	$21,702

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Losses (1)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances at February 26, 2005	$151	$116	$(310)	$(104)	$2,658	$2,511	$381

Net earnings	—	—	—	—	206	206	206
Minimum pension liability adjustment (net of tax of $16)	—	—	—	(24)	—	(24)	(24)
Sales of common stock under option plans	—	14	23	—	—	37	—
Cash dividends declared on common stock $0.6400 per share	—	—	—	—	(87)	(87)	—
Compensation under employee incentive plans	—	2	3	—	—	5	—
Purchase of shares for treasury	—	—	(29)	—	—	(29)	—

Balances at February 25, 2006	$151	$132	$(313)	$(128)	$2,777	$2,619	$182

Net earnings	—	—	—	—	452	452	452
Pension and other postretirement activity (net of tax of $71 and $17, respectively) (2)	—	—	—	(107)	—	(107)	(26)
Stock, options and restricted stock units issued in connection with acquisition of New Albertsons	69	2,327	—	—	—	2,396	—
Sales of common stock under option plans	8	221	30	—	—	259	—
Cash dividends declared on common stock $0.6575 per share	—	—	—	—	(126)	(126)	—
Compensation under employee incentive plans	1	28	4	—	—	33	—
Purchase of shares for treasury	—	—	(220)	—	—	(220)	—

Balances at February 24, 2007	229	2,708	(499)	(235)	3,103	5,306	$426

Effects of changing pension plan measurement date pursuant to SFAS No. 158 (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	593	593	593
Pension and other postretirement activity (net of tax of $70)	—	—	—	108	—	108	108
Sales of common stock under option plans	—	3	141	—	—	144	—
Cash dividends declared on common stock $0.6750 per share	—	—	—	—	(143)	(143)	—
Compensation under employee incentive plans	—	49	(4)	—	—	45	—
Shares issued in settlement of zero-coupon convertible debentures and mandatory convertible securities	1	62	33	—	—	96	—
Purchase of shares for treasury	—	—	(218)	—	—	(218)	—

Balances at February 23, 2008	$230	$2,822	$(547)	$(95)	$3,543	$5,953	$701

(1)	The Accumulated other comprehensive losses consisted of amounts related to pension and other postretirement liabilities as described in Note 14—Benefit Plans.
(2)	The effect of adopting the recognition provisions of SFAS No. 158 of $81, net of tax, was recorded in Accumulated other comprehensive losses in fiscal 2007.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 23, 2008 (52 weeks)	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)
Cash flows from operating activities
Net earnings	$593	$452	$206
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructure, impairment and other charges	14	26	77
Depreciation and amortization	1,017	879	311
LIFO charge	30	18	13
(Gain) loss on sale of assets	(23)	(15)	101
Deferred income taxes, net of effects from acquisition and dispositions of businesses	(74)	44	(61)
Stock-based compensation	52	42	3
Other	(15)	(6)	8
Changes in operating assets and liabilities, net of effects from acquisition and dispositions of businesses:
Receivables	103	258	22
Inventories	(20)	28	28
Accounts payable	(251)	(471)	(60)
Income taxes currently payable	319	(224)	(21)
Other	(13)	(230)	68

Net cash provided by operating activities	1,732	801	695

Cash flows from investing activities
Proceeds from sale of assets	195	189	50
Purchases of property, plant and equipment	(1,191)	(837)	(308)
Business acquisitions, net of cash acquired	—	(2,402)	—
Release of restricted cash	14	238	—
Other	14	52	—

Net cash used in investing activities	(968)	(2,760)	(258)

Cash flows from financing activities
Proceeds from issuance of long-term debt	41	3,313	—
Repayment of long-term debt	(637)	(1,443)	(70)
Payment of Albertson’s, Inc. standalone drug business payables	—	(299)	—
Proceeds from settlement of mandatory convertible securities	52	—	—
Payment of obligations under capital leases	(55)	(47)	(34)
Dividends paid	(142)	(113)	(86)
Net proceeds from the sale of common stock under option plans and related tax benefits	153	252	26
Payment for purchase of treasury shares	(218)	(220)	(29)

Net cash (used in) provided by financing activities	(806)	1,443	(193)

Net (decrease) increase in cash and cash equivalents	(42)	(516)	244
Cash and cash equivalents at beginning of year	285	801	557

Cash and cash equivalents at end of year	$243	$285	$801

See Notes to Consolidated Financial Statements.

SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s non-cash activities were as follows:

Capital lease asset additions and related obligations	$36	$73	$57
Purchases of property, plant and equipment included in Accounts payable	$154	$105	$14
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$743	$545	$117
Income taxes paid (net of refunds)	$107	$310	$172

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor of two wholesale grocery firms established in the 1870’s. SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations throughout the United States under three retail food store formats: combination stores (defined as food and pharmacy), food stores and limited assortment food stores. Additionally, the Company provides supply chain services, including wholesale distribution and related logistics support services primarily across the United States retail grocery channel.

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. References to the Company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of New Albertsons and the Company, the accompanying February 23, 2008 Consolidated Balance Sheet includes the assets and liabilities related to New Albertsons as of February 21, 2008. The accompanying Consolidated Statements of Earnings and Cash Flows for fiscal 2008 include 52 weeks of operating results of the Acquired Operations compared to 38 weeks for fiscal 2007.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenues from product sales are recognized at the point of sale for the Retail food segment and upon delivery for the Supply chain services segment. Typically, invoicing, shipping, delivery and customer receipt of Supply chain services product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in net sales as the products are sold. Sales tax is excluded from net sales.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues and costs from third-party logistic operations are recorded in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Generally, when the Company is the primary obligor in a transaction, is subject to inventory or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned have little or no credit risk, the Company generally records the net amounts as management fees earned.

Cost of Sales

Cost of sales includes cost of inventory sold during the period, including purchasing and distribution costs and shipping and handling fees.

Retail food advertising expenses are a component of Cost of sales in the Consolidated Statements of Earnings and are expensed as incurred. Retail food advertising expenses, net of cooperative advertising reimbursements, were $162, $157 and $57 for fiscal 2008, 2007 and 2006, respectively.

The Company recognizes vendor funds for merchandising and buying activities as a reduction of Cost of sales when the related products are sold in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be obtained, the payment or rebate is accrued. However, when attaining the milestone is not probable, the payment or rebate is recognized only when and if the milestone is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized on a straight-line basis over the life of the contracts.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store and corporate employee-related costs, such as salaries and wages, health and welfare, worker’s compensation and pension benefits, as well as rent, occupancy and operating costs, depreciation and amortization and other administrative costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. At February 23, 2008 and February 24, 2007, the Company had net book overdrafts of $371 and $388, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. The allowance for losses on current and long-term receivables was $20 and $28 in fiscal 2008 and 2007, respectively. Bad debt expense was $10, $2 and $5 in fiscal 2008, 2007 and 2006, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

Approximately 82 percent of the Company’s inventories are valued using the last-in, first-out (“LIFO”) method for both fiscal 2008 and 2007. The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the current cost of its inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. The first-in, first-out method (“FIFO”) is used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $180 and $178 at February 23, 2008 and February 24, 2007, respectively. In addition, the LIFO reserve was reduced by $28 as a result of the finalization of the fair value of inventory for the Acquired Operations during the first quarter of fiscal 2008.

During fiscal 2008, 2007 and 2006, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2008, 2007 and 2006 purchases. As a result, Cost of sales decreased by $5, $6 and $7 in fiscal 2008, 2007 and 2006, respectively.

The Company evaluates inventory shortages throughout each fiscal year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.

Reserves for Closed Properties and Related Asset Impairment Charges

The Company maintains reserves for costs associated with closures of retail stores, distribution warehouses and other properties that are no longer being utilized in current operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 25 years. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Owned properties, capital lease properties and the related equipment and leasehold improvements at operating leased properties that are closed are reduced to their estimated fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 2.4 to 5.1 percent for fiscal 2008, 4.7 to 5.0 percent for fiscal 2007 and 3.7 to 6.8 percent for fiscal 2006.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in the Company’s self-insurance liabilities is as follows:

	2008	2007	2006
Beginning balance	$992	$58	$59
Self-insurance liabilities from the Acquired Operations	—	957	—
Additions	385	194	51
Claim payments	(245)	(217)	(52)

Ending balance	1,132	992	58
Less current portion	(347)	(329)	(27)

Long-term portion	$785	$663	$31

The current portion of the reserves for self-insurance is included in Other current liabilities, and the long-term portion is included in Other liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of the discount of $226, $148 and $11 for fiscal 2008, 2007 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and assets under capital leases. Interest on property under construction of $8, $11 and $2 was capitalized in fiscal 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. Fair values are determined primarily by discounting projected future cash flows based on management’s expectations of the current and future operating environment. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values are determined primarily by discounting an assumed royalty value applied to projected future revenue based on management’s expectations of the current and future operating environment. Intangible assets with estimable useful lives are amortized on a straight-line basis with estimated useful lives ranging from less than one to 35 years.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company monitors the recoverability of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, including current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the asset or group of assets as defined in SFAS No. 144. If impairment is identified for long-lived assets to be held and used, the discounted future cash flows are compared to the asset’s current carrying value and an impairment is recorded for the excess of the carrying value over the discounted future cash flows. For long-lived assets that are classified as assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Impairment charges are a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

Deferred Rent

The Company recognizes rent holidays, including the time period during which the Company has access to the property prior to the opening of the site, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the lease. The deferred rents are included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.

Benefit Plans

Effective for fiscal 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” except for the measurement date provision which was adopted as of February 25, 2007. SFAS No. 158 requires recognition of the funded status of the Company’s sponsored defined benefit plans in its Consolidated Balance Sheets and gains or losses and prior service costs or credits as a component of other comprehensive income, net of tax. The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs.

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

The Company’s limited involvement with derivatives is primarily to manage its exposure to changes in interest rates and foreign exchange rates. The Company uses derivatives only to manage well-defined risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Stock-based Compensation

Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. The Company uses the straight-line method to recognize compensation expense based on the fair value on the date of grant, net of the estimated forfeiture rate, over the requisite service period related to each award. The fair value is estimated using

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Black-Scholes option pricing model, which incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options. Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value based method, per Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Income Taxes

The Company provides for deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized.

Effective February 25, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement reclassification, recognition of interest and penalties, accounting in interim periods and disclosure requirements. The Company recognizes interest related to unrecognized tax benefits in Interest expense and penalties in Selling and administrative expenses in the Consolidated Statement of Earnings. This policy did not change as a result of the adoption of FIN 48.

Net Earnings Per Share

Basic net earnings per share is calculated using net earnings available to stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic earnings per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted net earnings per share, net earnings is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures.

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current presentation. The Company made a reclassification to properly reflect accumulated depreciation and amortization on Property, plant and equipment in the Consolidated Balance Sheet as of February 24, 2007, which resulted in an increase in accumulated depreciation and amortization and a corresponding increase in the cost of Property, plant and equipment of $199. This reclassification had no effect on the net Property, plant and equipment balance as of February 24, 2007 and had no effect on reported earnings or cash flows.

NOTE 2—NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position FAS 157-2 (“FSP 157-2”) that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for the Company’s fiscal year beginning February 24, 2008. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect the implementation of SFAS No. 157 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. SFAS No. 159 is not expected to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis for all business combinations for which the acquisition date is on or after the effective date of SFAS No. 141(R), with the exception of the accounting for adjustments to income tax-related amounts, which is applied to acquisitions that closed prior to the effective date of SFAS No. 141(R). The Company is evaluating the effect the implementation of SFAS No. 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 160 will have on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption permitted. SFAS No. 161 does not impact the consolidated financial statements and the Company is evaluating the effect the implementation will have on the Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—BUSINESS ACQUISITION

Albertsons Acquisition

The Company acquired New Albertsons for a purchase price of approximately $11,370, net of approximately $4,911 of cash for the sale of the Albertsons’ standalone drug store business to CVS Corporation and the sale of Albertsons’ non-core supermarket business (“Albertsons LLC”) to an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”). The consideration paid by the Company consisted of approximately $2,661 in cash, $2,251 of SUPERVALU common stock, $6,123 of debt assumed and approximately $335 related to cash settlement and assumption of restricted stock unit and stock option awards and direct costs of the acquisition of New Albertsons.

The acquisition of New Albertsons was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with SFAS No. 141, “Business Combinations.” As a result, the Company applied the purchase method of accounting to the separable assets, including goodwill and liabilities of New Albertsons. The Company completed the purchase price allocation during the first quarter of fiscal 2008, with the exception of income taxes which are adjusted in accordance with EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” The purchase price allocations are based on the use of multiple valuation techniques, including the cost, income and market approaches. The following table summarizes the assets acquired and liabilities assumed as of the Acquisition Date, with purchase price adjustments since the preliminary purchase price allocation as previously disclosed as of February 24, 2007:

	Purchase Price Allocation February 24, 2007	Purchase Price Adjustments	Purchase Price Allocation February 23, 2008
Current assets	$3,339	$56	$3,395
Property, plant and equipment	6,613	(954)	5,659
Goodwill	4,333	1,004	5,337
Intangible assets	2,410	(440)	1,970
Other assets	376	94	470

Total assets acquired	17,071	(240)	16,831

Current liabilities	3,948	(30)	3,918
Long-term debt and obligations under capital leases	6,045	15	6,060
Deferred income taxes	610	(437)	173
Other liabilities	1,356	208	1,564

Total liabilities assumed	11,959	(244)	11,715

Net assets acquired	$5,112	$4	$5,116

The purchase price adjustments relate primarily to the receipt of additional information regarding the fair values of long-lived assets, inventories, intangible assets, capital and operating lease obligations, income taxes and deferred income taxes and residual goodwill.

Transition Services Agreement

In connection with the purchase of Albertsons LLC by the Cerberus Group, the Company entered into a Transition Services Agreement (“TSA”). The TSA provided for a two-year term and a combination of fixed and

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

variable payments to the Company. In July 2007, Albertsons LLC and the Company amended the TSA to provide for a one-year extension commencing June 3, 2008 and ending June 2, 2009. The TSA fees are reflected in the Consolidated Statements of Earnings as a reduction of Selling and administrative expenses.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s Goodwill and Intangible assets is as follows:

	February 25, 2006	Additions / Amortization	Other net adjustments	February 24, 2007	Additions / Amortization	Other net adjustments	February 23, 2008
Goodwill	$1,614	$4,333	$(26)	$5,921	$57	$979	$6,957

Intangible assets:
Trademarks and tradenames	$22	$1,362	$—	$1,384	$1	$(15)	$1,370
Favorable operating leases, customer lists and other (accumulated amortization of $130 and $63, at February 23, 2008 and February 24, 2007, respectively)	50	1,043	(11)	1,082	12	(425)	669
Customer relationships (accumulated amortization of $11 and $8 at February 23, 2008 and February 24, 2007, respectively)	48	—	—	48	—	—	48
Non-compete agreements (accumulated amortization of $9 and $6 at February 23, 2008 and February 24, 2007, respectively)	8	6	(1)	13	3	(1)	15

Total intangible assets	128	2,411	(12)	2,527	16	(441)	2,102
Accumulated amortization	(34)	(48)	5	(77)	(55)	(18)	(150)

Total intangible assets, net	$94			$2,450			$1,952

The increase in Goodwill from $5,921 as of February 24, 2007 to $6,957 as of February 23, 2008 resulted primarily from final purchase accounting adjustments for the Acquired Operations of $958 in the first quarter of fiscal 2008 and other purchase accounting adjustments during fiscal 2008 for income tax-related amounts. Goodwill also increased $57 related to other store acquisitions.

The increase in Goodwill from $1,614 as of February 25, 2006 to $5,921 at February 24, 2007 resulted primarily from the addition of $4,333 of Goodwill related to the Acquired Operations. Other net adjustments consist primarily of a Goodwill impairment charge of $19 related to the disposal of 18 Scott’s banner stores.

Amortization expense of intangible assets with a definite life of $55, $48 and $7 was recorded in fiscal 2008, 2007 and 2006, respectively. Future amortization expense will be approximately $56 per year for each of the next five years.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—RESERVES FOR CLOSED PROPERTIES AND RELATED ASSET IMPAIRMENT CHARGES

Reserves for Closed Properties

The Company maintains reserves for costs associated with closures of retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property.

A summary of changes in the Company’s reserves for closed properties is as follows:

	2008	2007	2006
Beginning balance	$118	$62	$81
Additions	18	36	10
Payments	(40)	(42)	(30)
Adjustments	1	62	1

Ending balance	$97	$118	$62

Fiscal 2007 additions included approximately $19 of reserves for closed properties from the Acquired Operations, which were recorded in purchase accounting. Fiscal 2007 adjustments related to the fair value of liabilities recognized in purchase accounting at the Acquisition Date for acquired closed property lease liabilities.

Asset Impairment Charges

During the fourth quarter of fiscal 2008, the Company recorded $14 of property, plant and equipment-related impairments and other charges.

During fiscal 2007, the Company recorded a charge of $26 related to the disposal of 18 Scott’s retail stores which included property, plant and equipment-related impairment charges of $6, goodwill impairment charges of $19 and other charges of $1.

During fiscal 2006, the Company recorded a charge of $65 related to the disposal of 20 Company operated Shop ‘n Save retail stores in Pittsburgh which included property, plant and equipment-related impairment charges of $52, goodwill impairment charges of $7 and other charges of $6. In addition, the Company recognized asset impairment charges of $14 for certain assets following the disposition of the Deals banner stores.

During fiscal 2006, the Company sold 26 Cub Foods stores located primarily in the Chicago area to the Cerberus Group for a loss of approximately $95.

Additions and adjustments to the reserves for closed properties and asset impairment charges for fiscal 2008, 2007 and 2006 were all related to the Retail food segment, and were recorded as a component of Selling and administrative expenses in the Consolidated Statements of Earnings, except for amounts related to the Acquired Operations as noted above.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	2008	2007
Land	$1,335	$1,482
Buildings	3,269	3,488
Property under construction	333	265
Leasehold improvements	1,383	1,347
Equipment	3,777	3,445
Capitalized leases	1,015	1,135

	11,112	11,162
Accumulated depreciation	(3,347)	(2,577)
Accumulated amortization on capital leases	(232)	(170)

	$7,533	$8,415

Depreciation expense was $911, $793 and $274 for fiscal 2008, 2007 and 2006, respectively. Amortization expense of capital leases was $64, $54 and $32 for fiscal 2008, 2007 and 2006, respectively.

NOTE 7—FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the Company entered into a fixed to floating rate interest rate swap in the aggregate notional amount of $225 relating to the Company’s 7.875 percent fixed interest rate promissory notes due fiscal 2010. On April 18, 2007, the Company closed out the swap, resulting in a pre-tax deferred gain of $1 that will be recognized in earnings over the remaining term of the notes.

Fair Value Disclosures of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable approximates the book value at February 23, 2008. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded debt instruments of similar credit quality.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $42 at February 23, 2008. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 8—DEBT

As a result of the acquisition of New Albertsons and the application of the purchase method of accounting, the Company estimated the fair value of the debt assumed. This resulted in an aggregate net discount related to the New Albertsons long-term debt of $231 as of the Acquisition Date, which will be amortized to Interest expense

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the effective interest method over the remaining terms of the respective debt instruments. In the table below, the stated interest rates for the debt assumed from New Albertsons are followed by the effective rates in parentheses resulting from the discounts and premiums due to purchase accounting fair value adjustments.

	2008	2007
6.01% to 8.70% (5.44% to 8.97%) Senior Notes, Medium Term Notes and Debentures due through May 2037 (face amounts $5,340)	$5,133	$5,174
4.50% to 6.50% Revolving Credit Facility and Variable Rate Notes	1,933	2,608
3.91% Accounts Receivable Securitization Facility	272	159
2.27% to 2.45% Variable Rate Industrial Revenue Bonds	47	49
3.93% to 10.74% (3.93% to 7.75%) Secured Mortgages, secured by assets with a net book value of $67, due through May 2014 (face amount $45)	46	38
Other	20	61

	7,451	8,089
Less current maturities	(267)	(226)

Long-term debt	$7,184	$7,863

Aggregate amount of payments for debt as of February 23, 2008 were:

Fiscal Year
2009	$267
2010	1,119
2011	1,129
2012	391
2013	1,485
Thereafter	3,060

The payments above include the potential accelerations due to the debt holders’ ability to cause the Company to repurchase the debt.

Certain of the Company’s credit facilities and long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of the covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). Pursuant to an amendment to the facilities effective March 8, 2007, rates on the facilities were tied to LIBOR plus 0.375 percent to 1.75 percent or the Prime Rate plus 0.00 percent to 0.75 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of February 23, 2008, based on the Company’s current credit ratings, were 0.40 percent for the facility fees, LIBOR plus 1.375 percent for Term Loan A, LIBOR plus 1.50 percent for Term Loan B and LIBOR revolving advances and Prime Rate plus 0.50 percent for base rate advances.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants, including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.20 to 1 for each of the fiscal quarters ending up through December 30, 2008, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.25 to 1 for each of the fiscal quarters ending up through December 30, 2008 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of February 23, 2008, the Company was in compliance with the covenants of the senior secured credit facilities.

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

As of February 23, 2008, there were $86 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $619, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,228, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $384 and the unused available credit under the Revolving Credit Facility was $1,530. The Company also had $62 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

In May 2007, the Company executed an amended and restated 364-day accounts receivable program, under which the Company can borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on February 23, 2008, based on the Company’s current credit ratings, is 0.20 percent. As of February 23, 2008, there were $361 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheets. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Consolidated Balance Sheets.

The Company has $205 of debentures that contain put options exercisable in May 2009 that would require the Company to repay borrowed amounts prior to the scheduled maturity in May 2037.

Mandatory Convertible Securities

During fiscal 2007, the Company purchased substantially all of the 46 mandatory convertible securities (“Corporate Units”) that were assumed by the Company upon the acquisition of New Albertsons. Each Corporate

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unit consisted of a forward purchase contract and an interest in a senior note. The remaining forward purchase contracts were settled on May 16, 2007 at which time the Company received approximately $52 of net cash and issued approximately 1.1 shares.

NOTE 9—LEASES

The Company leases certain retail food stores, food distribution warehouses, office facilities and equipment from third parties. Many of these leases include renewal options, and to a limited extent, include options to purchase. Future minimum lease payments to be made by the Company for noncancellable operating leases and capital leases at February 23, 2008 were as follows:

	Lease Obligations
	Operating Leases	Capital Leases
Fiscal Year
2009	$479	$168
2010	397	168
2011	363	162
2012	330	156
2013	288	153
Thereafter	2,196	1,670

Total future minimum obligations	$4,053	2,477

Less interest		(1,095)

Present value of net future minimum obligations		1,382
Less current obligations		(64)

Long-term obligations		$1,318

Total future minimum obligations have not been reduced for future minimum subtenant rentals of $222 under certain operating subleases.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense and subtenant rentals under operating leases and amortization expense under capital leases were as follows:

	2008	2007	2006
Operating leases:
Minimum rent	$450	$366	$147
Contingent rent	7	5	1

	457	371	148
Subtenant rentals	(66)	(54)	(26)

	$391	$317	$122

Capital Leases:
Amortization expense	$64	$54	$32

The Company was party to a synthetic leasing program for one of its major warehouses. The lease qualified for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases.” For additional information on the synthetic lease, refer to Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements.

The Company leases certain property to third parties under both operating and direct financing leases. Under the direct financing leases, the Company leases buildings to independent retailers with terms ranging from five to 20 years. Future minimum lease and subtenant rentals under noncancellable leases in effect at February 23, 2008 were as follows:

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
2009	$18	$9
2010	13	8
2011	10	7
2012	7	6
2013	6	6
Thereafter	9	21

Total minimum lease receipts	$63	57

Less unearned income		(16)

Net investment in direct financing leases		41
Less current portion		(5)

Long-term portion		$36

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of owned property leased to third parties under operating leases was as follows:

	2008	2007
Property, plant and equipment	$24	$37
Less accumulated depreciation	(5)	(12)

Property, plant and equipment, net	$19	$25

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following:

	2008	2007	2006
Current
Federal	$396	$185	$146
State	63	38	22

Total current	459	223	168
Deferred	(75)	72	(45)

Total provision	$384	$295	$123

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before income taxes is attributable to the following:

	2008	2007	2006
Federal taxes based on statutory rate	$342	$261	$115
State income taxes, net of federal benefit	40	31	11
Other	2	3	(3)

Total provision	$384	$295	$123

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consist of the following:

	2008	2007
Deferred tax assets:
Compensation and benefits	$330	$425
Self-insurance	278	143
Property, plant and equipment and capital leases	399	497
Capital loss carryforward	147	175
Other	210	183

Gross deferred tax assets	1,364	1,423
Valuation allowance	(147)	(175)

Total deferred tax assets	1,217	1,248

Deferred tax liabilities:
Property, plant and equipment and capital leases	(170)	(766)
Inventories	(290)	(248)
Debt discount	(78)	(78)
Intangible assets	(669)	(674)
Other	(57)	(75)

Total deferred tax liabilities	(1,264)	(1,841)

Net deferred tax liability	$(47)	$(593)

The Company currently has federal and state net operating loss (“NOL”) carryforwards from the Acquired Operations of $4 and $99, respectively, for tax purposes. The NOL carryforwards expire beginning in 2011 and continuing through 2026.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Company recorded a full valuation allowance against its capital loss carryforward deferred tax asset, as realization of the deferred tax asset in future years is uncertain, and the change in the valuation allowance is due to the change in the capital loss carryforward. The capital loss carryforward will expire in fiscal 2011. The Company has evaluated the remaining deferred tax assets and has determined that it is more-likely-than-not that all of the deferred tax assets will be realized.

Effective February 25, 2007, the Company adopted the provisions of FIN 48. At adoption, the Company had $312 of unrecognized tax benefits.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in the Company’s unrecognized tax benefits during fiscal 2008 is as follows:

2008
Beginning balance	$312
Increase based on tax positions related to the current year	1
Decrease based on tax positions related to the current year	(2)
Increase based on tax positions related to prior years	18
Decrease based on tax positions related to prior years	(180)
Decrease due to lapse of statute of limitations	(3)

Ending balance	$146

Included in the balance of unrecognized tax benefits at February 23, 2008 are tax positions of $29 (net of tax) that would reduce the Company’s effective tax rate, if recognized in future periods.

The Company expects to resolve $5, net, of unrecognized tax benefits within the next 12 months, representing several individually insignificant income tax positions. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would occur as a result of potential settlements from these negotiations. Based on the information available on February 23, 2008, the Company does not anticipate significant additional changes to its unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits in Interest expense and penalties in Selling and administrative expenses in the Consolidated Statements of Earnings. During fiscal 2008, the Company recognized $14 in interest and penalties. As of February 23, 2008, the Company had, in addition to the liability for unrecognized tax benefits, a total liability of $42 related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of February 23, 2008, the Company is no longer subject to federal income tax examinations for fiscal years before 2002 and with few exceptions is no longer subject to state income tax examinations for fiscal years before 2004.

NOTE 11—STOCK-BASED AWARDS

The Company has stock options and restricted stock awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2007 Stock Plan, 2002 Stock Plan, 1997 Stock Plan, 1993 Stock Plan, 1983 Employee Stock Option Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2007 Stock Plan, as approved by stockholders in May 2007, is the only plan under which stock-based awards may be granted. The 2007 Stock Plan provides that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years and effective in fiscal 2006, stock-based awards granted will not be for a term of more than seven years.

Stock options are granted to key salaried employees and to the Company’s non-employee directors to purchase common stock at an exercise price not less than 100 percent of the fair market value of the Company’s common stock on the date of grant. Generally, stock options vest over four years. In fiscal 2007, in accordance with the New Albertsons acquisition agreement, the Company assumed approximately 21 fully vested stock options of holders of Albertsons stock options who became employees of the Company after the acquisition.

Restricted stock awards are also awarded to key salaried employees. The vesting of restricted stock awards granted is determined at the discretion of the Board of Directors or the Compensation Committee. The restrictions on the restricted stock awards generally lapse between one and five years from the date of grant and the expense is recognized over the lapsing period. In fiscal 2007, in accordance with the New Albertsons acquisition agreement, the Company assumed approximately 366 unvested restricted stock awards of holders of Albertsons restricted stock awards who became employees of the Company after the acquisition.

Common stock is delivered out of treasury stock upon the exercise of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or the Compensation Committee.

Stock Options

Stock options granted, exercised and outstanding were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, February 24, 2007	22,035	$32.40
Granted	5,415	43.86
Exercised	(6,366)	29.51
Canceled and forfeited	(1,087)	44.98

Outstanding, February 23, 2008	19,997	$35.72	4.2	$17,534

Vested and expected to vest in future at February 23, 2008	19,564	$35.65	4.2	$17,531
Exercisable at February 23, 2008	14,162	$34.68	3.6	$17,508

The weighted average grant date fair value of all stock options granted during fiscal 2008, 2007 and 2006 was $8.97, $6.18 and $8.42 per share, respectively. In fiscal 2007, the weighted average grant date fair value of stock options granted to holders of Albertsons stock options who became employees of the Company after the Acquisition was $6.07 per share. The weighted average grant date fair value of all other stock options granted during fiscal 2007 was $6.96 per share. The total intrinsic value of stock options exercised during fiscal 2008, 2007, and 2006 was $93, $71 and $29, respectively. Intrinsic value is measured using the fair market value at the date of exercise for stock options exercised and at February 23, 2008, less the applicable exercise price.

The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is estimated based on an average of actual historical volatility and implied volatility

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corresponding to the estimated expected term of such stock options. The Company believes this approach to determine volatility is representative of future stock volatility. The expected term of a stock option is estimated based on analysis of stock options already exercised and foreseeable trends or changes in behavior. The risk-free interest rates are based on the U.S. Treasury securities maturities as of each applicable grant date. The dividend yield is based on analysis of actual historical dividend yield.

The significant weighted average assumptions relating to the valuation of the Company’s stock options were as follows:

	2008	2007	2006
Dividend yield	2.0%	2.0%	2.0%
Volatility rate	19.1 - 30.8%	20.6 - 29.5%	28.9%
Risk-free interest rate	3.0 - 5.1%	4.5 - 5.2%	3.9%
Expected option life	1.0 - 5.5 years	1.0 - 5.4 years	4.8 years

Restricted Stock Awards

Restricted stock award activity was as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding, February 24, 2007	1,539	$28.91
Granted	51	37.19
Lapsed	(646)	29.69
Canceled and forfeited	(25)	21.12

Outstanding, February 23, 2008	919	$28.97

Compensation Expense

The components of pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Consolidated Statements of Earnings) and related tax benefits were as follows:

	2008	2007	2006
Stock-based compensation	$52	$43	$3
Income tax benefits	(20)	(17)	(1)

Stock-based compensation (net of tax)	$32	$26	$2

The Company realized excess tax benefits of $20 and $22 related to the exercise of stock-based awards during fiscal 2008 and 2007, respectively.

Unrecognized Compensation Expense

As of February 23, 2008, there was $55 of unrecognized compensation expense related to unvested stock-based awards granted under the Company’s stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares available for grant were 35 and 17 at February 23, 2008 and February 24, 2007, respectively. As of February 23, 2008, the Company has reserved 55 shares, in aggregate, for the plans.

Adoption of SFAS No. 123(R)

Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during fiscal 2007 included: (1) compensation expense for all stock-based awards granted prior to, but not yet vested as of February 25, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation expense for all stock-based awards granted on or after February 26, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to February 26, 2006, the Company applied APB Opinion No. 25 and related interpretations in accounting for stock-based awards. Stock-based awards previously granted under these plans had exercise prices not less than 100 percent of the fair market value of the common stock on the date of grant, and accordingly, no compensation expense was recognized. In accordance with the provisions of the modified-prospective transition method, results for prior periods have not been restated. Had compensation expense for fiscal 2006 been determined based on the fair value at the grant dates of stock-based awards, consistent with SFAS No. 123, as amended by SFAS No. 148, net earnings, basic net earnings per share, and diluted net earnings per share would have been as follows:

2006
Net earnings, as reported	$206
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	2
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(18)

Pro forma net earnings	190
Add: interest on dilutive contingently convertible debentures, net of related tax effect	7

Pro forma net earnings for diluted earnings per share	$197

Net earnings per share—basic:
As reported	$1.52
Pro forma	1.40
Net earnings per share—diluted:
As reported	1.46
Pro forma	1.36

NOTE 12—TREASURY STOCK PURCHASE PROGRAM

On April 18, 2007, the Company’s Board of Directors adopted a new annual share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the settlement of stock options and mandatory convertible securities equity issuance. This annual authorization program replaced all existing share repurchase programs and continues through June 2008. During fiscal 2008, the Company purchased 5 shares under this program at an average cost of $45.05 per share. As of February 23, 2008, there remained approximately $17 available to repurchase the Company’s common stock.

During fiscal 2007 and 2006, the Company purchased 8 shares and 1 shares, respectively, under former share repurchase programs. No repurchases were made under former share repurchase programs during fiscal 2008.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—NET EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted net earnings per share:

	2008	2007	2006
Net earnings per share—basic:
Net earnings	$593	$452	$206
Deduct: undistributed net earnings allocable to contingently convertible debentures	(2)	—	—

Net earnings available to common stockholders	$591	$452	$206

Weighted average shares outstanding—basic	211	189	136
Net earnings per share—basic	$2.80	$2.38	$1.52
Net earnings per share—diluted:
Net earnings	$593	$452	$206
Interest related to dilutive contingently convertible debentures, net of tax	1	3	7

Net earnings used for diluted net earnings per share calculation	$594	$455	$213

Weighted average shares outstanding—basic	211	189	136
Dilutive impact of options and restricted stock outstanding	3	3	2
Dilutive impact of convertible securities	1	4	8

Weighted average shares outstanding—diluted	215	196	146

Net earnings per share—diluted	$2.76	$2.32	$1.46

Options to purchase 6, 11, and 3 shares of common stock were outstanding during fiscal 2008, 2007 and 2006, respectively, but were excluded from the computation of diluted net earnings per share because they were not dilutive.

NOTE 14—BENEFIT PLANS

Employee Benefit Plans

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides health care and life insurance benefits for eligible retired employees under postretirement benefit plans and short-term and long-term disability benefits to former and inactive employees prior to retirement under post-employment benefit plans. The terms of these postretirement benefit plans vary based on employment history, age and date of retirement. For most retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

On May 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans, whereby effective December 31, 2007, service crediting will

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

end in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases will continue to be reflected in the amount of benefit earned in these plans until December 31, 2012. The amendments to the plans were accounted for as plan curtailments in the first quarter of fiscal 2008.

Effective for fiscal 2007, the Company adopted SFAS No. 158, except for the measurement date provision which was adopted as of February 25, 2007. SFAS No. 158 requires the recognition of the funded status of the Company’s sponsored defined benefit plans in its Consolidated Balance Sheets.

The benefit obligation, fair value of plan assets and funded status of the defined benefit pension plans and other postretirement benefit plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Change in Benefit Obligation (1)
Benefit obligation at beginning of year	$2,171	$801	$170	$144
Acquired Operations benefit obligation at Acquisition Date	—	1,159	—	27
Change in measurement date	(9)	—	(2)	—
Service cost	27	33	2	2
Interest cost	124	99	9	9
Curtailment	(38)	—	—	—
Transfers	(3)	(2)	—	—
Actuarial (gain) loss	(263)	150	(16)	(1)
Benefits paid	(69)	(69)	(10)	(11)

Benefit obligation at end of year	$1,940	$2,171	$153	$170

Changes in Plan Assets
Fair value of plan assets at beginning of year	$1,735	$556	$—	$—
Acquired Operations fair value of plan assets at Acquisition Date	—	1,015	—	—
Change in measurement date	24	—	—	—
Actual return on plan assets	(28)	174	—	—
Employer contributions	38	59	15	11
Plan participants’ contributions	—	—	10	5
Benefits paid	(69)	(69)	(25)	(16)

Fair value of plan assets at end of year	$1,700	$1,735	$—	$—

Funded status at end of year	$(240)	$(436)	$(153)	$(170)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

The Company’s accumulated benefit obligation for the defined benefit pension plans was $1,901 and $2,098 at February 23, 2008 and February 24, 2007, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the Consolidated Balance Sheets consist of the following:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Accrued vacation, compensation and benefits	$(1)	$(1)	$(11)	$(13)
Other liabilities	(239)	(435)	(142)	(157)

	$(240)	$(436)	$(153)	$(170)

Benefit calculations for the legacy SUPERVALU sponsored defined benefit pension plans for primarily non-union eligible participants are generally based on years of eligible service and the participants’ highest compensation during five consecutive years of employment. Benefit calculations for Acquired Operation retirees are based upon age at retirement, years of eligible service and average compensation.

Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost
Service cost	$27	$33	$21	$2	$2	$2
Interest cost	124	99	42	9	9	9
Expected return on plan assets	(135)	(105)	(41)	—	—	—
Amortization of prior service cost (benefit)	—	2	2	(2)	(2)	(2)
Amortization of net actuarial loss	13	27	24	5	5	6
Curtailment	6	—	—	—	—	—

Net periodic benefit expense	35	$56	$48	14	$14	$15

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Prior service benefit	(6)			—
Amortization of prior service benefit	—			2
Net actuarial gain	(139)			(17)
Amortization of net actuarial loss	(13)			(5)

Total recognized in other comprehensive income	(158)			(20)

Total recognized in net periodic benefit expense and other comprehensive income	$(123)			$(6)

The estimated net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit cost for the defined benefit pension plans during fiscal 2009 is $1. The estimated net amount of prior service benefit for the postretirement benefit plans that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during fiscal 2009 is $1.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 23, 2008 and February 24, 2007, the accumulated benefit obligation for all defined benefit pension plans exceeded the fair value of the respective plan assets.

Amounts recognized in accumulated other comprehensive losses for the defined benefit pension plans and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Prior service cost (benefit)	$—	$7	$(2)	$(4)
Net actuarial loss	127	324	29	56

Total recognized in accumulated other comprehensive losses, before tax	$127	$331	$27	$52

Total recognized in accumulated other comprehensive losses, after tax	$79	$203	$16	$32

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal Year
2009	$69	$12
2010	75	12
2011	81	13
2012	88	14
2013	96	14
Years 2014-2018	614	81

Assumptions

Weighted average assumptions used for the defined benefit pension plans consist of the following:

	2008	2007 (1)	2006
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.75%	5.70-5.85%	5.75%
Rate of compensation increase	3.75%	3.00-3.07%	3.00%
Weighted average assumptions used to determine net periodic benefit cost: (2)
Discount rate (3)	5.85%	5.75-6.30%	6.00%
Rate of compensation increase	3.00%	3.00-3.07%	3.00%
Expected return on plan assets (4)	8.00%	8.00%	8.00%

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Legacy SUPERVALU benefit obligations and the fair value of plan assets were measured as of November 30, 2006. The Acquired Operations benefit obligations and the fair value of plan assets were measured as of February 22, 2007.

(2)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

(3)	The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used by the Company.

(4)	Expected long-term return on plan assets is estimated by asset class and is generally based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets, the active total return-oriented portfolio management style as well as the diversification needs and rebalancing characteristics of the plan. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions.

Weighted average assumptions used for the postretirement benefit plans consist of the following:

	2008	2007 (1)	2006
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.75%	5.70-5.85%	5.75%
Weighted average assumptions used to determine net periodic benefit cost: (2)
Discount rate	5.85%	5.38-5.75%	6.00%

(1)	Legacy SUPERVALU benefit obligations were measured as of November 30, 2006. The Acquired Operations benefit obligations were measured as of February 22, 2007.

(2)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

For those retirees whose health plans provide for variable employer contributions, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation before and after age 65 was 9.0 percent and 9.5 percent, respectively, in fiscal 2008. The assumed health care cost trend rate for retirees before and after age 65 will decrease by 0.5 percent each year for the next eight and nine years, respectively, until it reaches the ultimate trend rate of five percent. For those retirees whose health plans provide for a fixed employer contribution rate, a health care cost trend is not applicable. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a 100 basis point change in the trend rate would impact the Company’s accumulated postretirement benefit obligation at the end of fiscal 2008 by approximately $11 and the service and interest cost by approximately $1 for fiscal 2009.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions

The Company expects to contribute $26 to its pension plans and $12 to its postretirement benefit plans in fiscal 2009. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act of 1974, with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation variable rate premiums or participant notices of underfunding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Pension Plan Assets

Plan assets are held in trust and invested in separately managed accounts and other commingled investment vehicles holding domestic and international equity securities, domestic fixed income securities and other investment classes.

The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Alternative investments, including hedge funds, private equity and real estate, may also be used judiciously to enhance risk-adjusted long-term returns while improving portfolio diversification. The overall investment strategy and policy have been developed based on the need to satisfy the long-term liabilities of the Company’s pension plans. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis.

Plan assets are invested using a combination of active and passive investment strategies. Passive strategies invest in broad sectors of the market primarily through the use of indexing. Indexing is an investment management approach based on investing in exactly the same securities, in the same proportions, as an index, such as the S&P 500. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices while focusing primarily on security selection as a means to add value. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation guidelines and the actual allocation of pension plan assets are as follows:

Asset Category	Target Allocation Ranges	Plan Assets 2008	Plan Assets 2007
Domestic Equity	45.0% - 70.0%	50.9%	52.5%
International Equity	7.0% - 20.0%	16.9%	17.7%
Domestic Fixed Income	25.0% - 35.0%	31.7%	29.5%
Cash and Other	0.0% - 15.0%	0.5%	0.3%

Total		100.0%	100.0%

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The total amount contributed by the Company to the plans is determined by plan provisions or at the discretion of the Company. Total contribution expenses for these plans were $106, $83 and $16 for fiscal 2008, 2007 and 2006, respectively. Plan assets also include 4 shares of the Company’s common stock at both February 23, 2008 and February 24, 2007.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, which are the primary benefits paid to inactive employees prior to retirement. At February 23, 2008, the obligation for post-employment benefits was $75, with $24 included in Accrued vacation, compensation and benefits and $51 included in Other liabilities.

Multi-Employer Plans

The Company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements. These plans require the Company to make contributions thereto as negotiated in such collective bargaining agreements. The Company contributed $142, $122 and $37 to these plans for fiscal 2008, 2007 and 2006, respectively. Currently, some of these plans are underfunded in that the present value of accrued liabilities exceeds the current value of the assets held in trust to pay benefits. If the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. There are many variables that affect future funding requirements such as investment returns and benefit levels.

Collective Bargaining Agreements

At February 23, 2008, the Company had approximately 192,000 employees. Approximately 120,000 employees are covered by collective bargaining agreements. During fiscal 2008, 72 collective bargaining agreements covering approximately 38,500 employees were renegotiated. During fiscal 2008, 22 collective bargaining agreements covering approximately 7,200 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2009, 99 collective bargaining agreements covering approximately 34,300 employees will expire.

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 23, 2008. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately 11 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 23, 2008, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $196 and represented approximately $140 on a discounted basis. Due to indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

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

The Company was party to a synthetic leasing program for one of its major warehouses, which had a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Consolidated Balance Sheet as of February 23, 2008 and is being amortized over the remaining term of the lease. The Company executed the purchase option in April 2008.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The Company has approximately $2,732 of non-cancelable future purchase obligations primarily related to supply contracts.

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

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters of the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Accruals for certain pre-acquisition legal contingencies related to the Acquired Operations were included in liabilities assumed due to the acquisition of New Albertsons.

In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. In December 2007, the parties agreed to settle this matter, subject to court approval. Based on the terms of settlement agreed to by the parties, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court Central District of California (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co.) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” and revenue sharing in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. On March 26, 2008, the parties filed a Stipulation and Request to Enter Final Judgment and, on March 27, 2008, the Court entered Final Judgment. Under the Stipulation and Final Judgment, the Attorney General abandoned any right to trial on its “per se” or “quick look” theories of liability under Section 1 of the Sherman Act but preserved the right to appeal the Court’s summary judgment determination on this issue. The Court also dismissed with prejudice the Attorney General’s claim that the revenue sharing provisions of the Labor Dispute Agreements violated Section 1 of the Sherman Act based on a full “rule of reason analysis” and the Attorney General abandoned any right to appeal this determination. Also under the Stipulation and Final Judgment, the Court found that the non-statutory labor exemption to the antitrust laws does not immunize the Labor Dispute Agreements from the Attorney General’s claims in this case, and the defendants reserve the right to appeal this determination. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that any further appellate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2004, a complaint was filed, later certified as a class action, in California Superior Court in and for the County of San Diego (Sally Wilcox and Dennis Taber. v. Albertson’s, Inc.), alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertsons failed to provide itemized wage statements as required by California law and that Albertsons failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code. The lawsuit seeks recovery of all wages, compensation and penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to the time of trial. In December 2007, the parties agreed to settle this matter, subject to Court approval. Based on the terms of settlement agreed to by the parties, the Company does not expect the ultimate resolution of this lawsuit to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA), a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $16 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. The Company believes the jury verdict is contrary to the law and the facts presented at trial, and an appeal is now before the Virginia Supreme Court. Management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures and believes recorded reserves are adequate. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Insurance Contingencies

As previously reported, the Company had outstanding workers’ compensation and general liability claims for specific years of coverage with a former insurance carrier that was experiencing financial difficulties. On January 3, 2008, the carrier agreed to pay the Company to assume the obligations covered under the previous policy. The Company has recorded these obligations in its self-insurance liabilities and has obtained additional policies where required. The resolution of this matter did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDER RIGHTS PLAN

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

NOTE 17—SEGMENT INFORMATION

Refer to page F-6 for the Company’s segment information.

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The amount of consolidated net sales and percentage of consolidated net sales for each group of similar products and services were as follows:

	2008		2007		2006
Grocery products	$36,355	83%	$31,157	83%	$17,627	89%
General merchandise and health and beauty care	3,426	8	2,891	8	1,115	6
Pharmacy	2,706	6	2,151	6	481	2
Fuel	637	1	403	1	34	—
Other items and services	924	2	804	2	607	3

Consolidated net sales	$44,048	100%	$37,406	100%	$19,864	100%

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	2008
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Fiscal Year (52 wks)

Net sales	$13,292	$10,159	$10,211	$10,386	$44,048
Gross profit	$3,083	$2,333	$2,270	$2,419	$10,105
Net earnings	$148	$148	$141	$156	$593
Net earnings per share—diluted (1)	$0.69	$0.69	$0.66	$0.73	$2.76
Dividends declared per share	$0.1650	$0.1700	$0.1700	$0.1700	$0.6750
Weighted average shares—diluted	216	216	214	213	215

	2007
	First (16 wks) (2)	Second (12 wks) (2)	Third (12 wks)	Fourth (12 wks)	Fiscal Year (52 wks)
Net sales	$5,783	$10,666	$10,657	$10,300	$37,406
Gross profit	$815	$2,461	$2,438	$2,425	$8,139
Net earnings	$87	$132	$113	$120	$452
Net earnings per share—diluted (1)	$0.57	$0.61	$0.54	$0.57	$2.32
Dividends declared per share	$0.1625	$0.1650	$0.1650	$0.1650	$0.6575
Weighted average shares—diluted	156	220	209	211	196

(1)	The sum of the quarterly Net earnings per share—diluted amounts does not equal the fiscal year amount due to rounding.

(2)	On June 2, 2006, the Company acquired New Albertsons. No operating results of New Albertsons are included in the first quarter financial information for the period from June 2, 2006 through June 17, 2006. These operating results are included in the second quarter financial information.

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Fiscal Year	Additions	Deductions	Balance at End of Fiscal Year
Allowance for losses on receivables:
2008	$28	13	(21)	$20
2007 (1)	27	20	(19)	28
2006	34	3	(10)	27

(1)	Fiscal 2007 additions include approximately $15 of allowances for losses on receivables from the Acquired Operations, which were recorded as a result of applying the purchase method of accounting.