Form 10-Q
period 2008-06-14
SUPERVALU INC
filed 2008-07-23
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 14, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 18, 2008, there were 212,400,023 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except per share data)

	First Quarter Ended
	June 14, 2008	% of Net sales	June 16, 2007	% of Net sales
Net sales	$13,347	100.0%	$13,292	100.0%
Cost of sales	10,282	77.0	10,209	76.8

Gross profit	3,065	23.0	3,083	23.2
Selling and administrative expenses	2,609	19.6	2,617	19.7

Operating earnings	456	3.4	466	3.5
Interest expense, net	190	1.4	223	1.7

Earnings before income taxes	266	2.0	243	1.8
Provision for income taxes	104	0.8	95	0.7

Net earnings	$162	1.2%	$148	1.1%

Net earnings per share—basic	$0.76		$0.70
Net earnings per share—diluted	$0.76		$0.69
Dividends declared per share	$0.170		$0.165
Weighted average number of shares outstanding:
Basic	212		211
Diluted	214		216

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(Unaudited)

(In millions, except percent data)

	First Quarter Ended
	June 14, 2008	June 16, 2007
Net sales
Retail food	$10,346	$10,423
% of total	77.5%	78.4%
Supply chain services	3,001	2,869
% of total	22.5%	21.6%

Total net sales	$13,347	$13,292
	100.0%	100.0%

Operating earnings
Retail food	$399	$449
% of sales	3.9%	4.3%
Supply chain services	86	67
% of sales	2.9%	2.3%
Corporate	(29)	(50)

Total operating earnings	456	466
% of sales	3.4%	3.5%
Interest expense, net	190	223

Earnings before income taxes	266	243
Provision for income taxes	104	95

Net earnings	$162	$148

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. Retail food operations include results of the Company’s own combination stores (defined as food and pharmacy), food stores and limited assortment food stores and results of sales to limited assortment food stores licensed by the Company. Supply chain services operations include results of wholesale distribution to affiliated food stores, mass merchants and other customers. Substantially all of the Company’s operations are domestic.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	First Quarter June 14, 2008	Fiscal Year End February 23, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$259	$243
Receivables, less allowances for doubtful accounts of $12 and $14, respectively	886	951
Inventories	2,956	2,776
Other current assets	197	177

Total current assets	4,298	4,147
Property, plant and equipment, less accumulated depreciation and amortization of $3,881 and $3,579, respectively	7,543	7,533
Goodwill	6,956	6,957
Intangible assets, net	1,934	1,952
Other assets	497	473

Total assets	$21,228	$21,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,386	$3,354
Current maturities of long-term debt and capital lease obligations	446	331
Other current liabilities	892	922

Total current liabilities	4,724	4,607
Long-term debt and obligations under capital leases	8,404	8,502
Other liabilities	1,988	2,000
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,834	2,822
Accumulated other comprehensive losses	(95)	(95)
Retained earnings	3,669	3,543
Treasury stock, at cost, 18 shares	(526)	(547)

Total stockholders’ equity	6,112	5,953

Total liabilities and stockholders’ equity	$21,228	$21,062

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Losses	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances at February 24, 2007	229	2,708	(499)	(235)	3,103	5,306

Effects of changing pension plan measurement date pursuant to SFAS No. 158 (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	593	593	593
Pension and other postretirement activity (net of tax of $70)	—	—	—	108	—	108	108
Sales of common stock under option plans	—	3	141	—	—	144	—
Cash dividends declared on common stock $0.6750 per share	—	—	—	—	(143)	(143)	—
Compensation under employee incentive plans	—	49	(4)	—	—	45	—
Shares issued in settlement of zero-coupon convertible debentures and mandatory convertible securities	1	62	33	—	—	96	—
Purchase of shares for treasury	—	—	(218)	—	—	(218)	—

Balances at February 23, 2008	$230	$2,822	$(547)	$(95)	$3,543	$5,953	$701

(Unaudited)
Net earnings	—	—	—	—	162	162	162
Sales of common stock under option plans	—	5	10	—	—	15	—
Cash dividends declared on common stock $0.1700 per share	—	—	—	—	(36)	(36)	—
Compensation under employee incentive plans	—	7	17	—	—	24	—
Purchase of shares for treasury	—	—	(6)	—	—	(6)	—

Balances at June 14, 2008	$230	$2,834	$(526)	$(95)	$3,669	$6,112	$162

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	First Quarter Ended
	June 14, 2008	June 16, 2007
Cash flows from operating activities
Net earnings	$162	$148
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	322	324
LIFO charge	20	7
(Gain) loss on sale of assets	(7)	1
Deferred income taxes	14	19
Stock-based compensation	23	31
Other	(5)	(3)
Changes in operating assets and liabilities	(131)	(193)

Net cash provided by operating activities	398	334

Cash flows from investing activities
Proceeds from sale of assets	41	50
Purchases of property, plant and equipment	(395)	(256)
Other	(15)	20

Net cash used in investing activities	(369)	(186)

Cash flows from financing activities
Proceeds from issuance of long-term debt	272	6
Repayment of long-term debt	(229)	(164)
Proceeds from settlement of mandatory convertible securities	—	52
Payment of obligations under capital leases	(21)	(15)
Net proceeds from the sale of common stock under option plans and related tax benefits	7	133
Dividends paid	(36)	(69)
Payment for purchase of treasury shares	(6)	(90)

Net cash used in financing activities	(13)	(147)

Net increase in cash and cash equivalents	16	1
Cash and cash equivalents at beginning of period	243	285

Cash and cash equivalents at the end of period	$259	$286

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor of two wholesale grocery firms established in the 1870’s. SUPERVALU is one of the largest companies in the United States grocery channel.

The Company conducts its retail operations throughout the United States under three retail food store formats: combination stores (defined as food and pharmacy), food stores and limited assortment food stores. Additionally, the Company provides supply chain services, primarily including wholesale distribution across the United States retail grocery channel. As of the close of the first quarter ended June 14, 2008, the Company conducted its retail food operations through a total of 2,468 retail stores, including 865 licensed limited assortment food stores.

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the 16 weeks ended June 14, 2008 and June 16, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008. The results of operations for the 16 weeks ended June 14, 2008 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 23, 2008 has been derived from the audited Consolidated Balance Sheet as of that date.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008. References to SUPERVALU and the Company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which includes 13 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying June 14, 2008 Condensed Consolidated Balance Sheet includes the assets and liabilities related to New Albertsons, Inc. as of June 12, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. At June 14, 2008 and February 23, 2008, the Company had net book overdrafts of $329 and $371, respectively.

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

Net Earnings Per Share

Basic net earnings per share is calculated using net earnings available to stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted net earnings per share, net earnings is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures.

The following table reflects the calculation of basic and diluted net earnings per share:

	First Quarter Ended
	June 14, 2008	June 16, 2007
Net earnings per share—basic
Net earnings	$162	$148
Less: undistributed earnings allocable to contingently convertible debentures	—	(1)

Net earnings available to common stockholders	$162	$147

Weighted average shares outstanding—basic	212	211
Net earnings per share—basic	$0.76	$0.70

Net earnings per share—diluted
Net earnings	$162	$148
Interest related to dilutive contingently convertible debentures, net of tax	—	1

Net earnings used for diluted net earnings per share calculation	$162	$149

Weighted average shares outstanding	212	211
Dilutive impact of options and restricted stock outstanding	2	4
Dilutive impact of convertible securities	—	1

Weighted average shares outstanding—diluted	214	216

Net earnings per share—diluted	$0.76	$0.69

Options to purchase 13 and 4 shares of common stock were outstanding during the quarters ended June 14, 2008 and June 16, 2007, respectively, but were excluded from the computation of diluted earnings per share because they were not dilutive.

NOTE 2 – NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 became effective for the Company on February 24, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect the implementation of FSP FAS 157-2 will have on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective November 30, 2008 for the Company, with early adoption permitted. SFAS No. 161 does not impact the consolidated financial statements and the Company is evaluating the effect the implementation will have on the disclosures to the consolidated financial statements.

In April 2008, the FASB approved FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of FSP FAS 142-3 will have on the consolidated financial statements.

In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of FSP APB 14-1 will have on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of FSP EITF 03-6-1 will have on basic net earnings per share.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

At June 14, 2008, the Company had approximately $6,151 of Goodwill related to its Retail food segment and $805 related to its Supply chain services segment.

A summary of changes in the Company’s Goodwill and Intangible assets is as follows:

	February 23, 2008	Additions/ Amortization	Other Net Adjustments	June 14, 2008
Goodwill	$6,957	$—	$(1)	$6,956

Intangible assets:
Trademarks and tradenames	$1,370	$—	$—	$1,370
Favorable operating leases, customer lists and other (accumulated amortization of $149 and $130 at June 14, 2008 and February 23, 2008, respectively)	669	2	(2)	669
Customer relationships (accumulated amortization of $11 and $11 at June 14, 2008 and February 23, 2008, respectively)	48	—	—	48
Non-compete agreements (accumulated amortization of $10 and $9 at June 14, 2008 and February 23, 2008, respectively)	15	1	1	17

Total intangible assets	2,102	3	(1)	2,104
Accumulated amortization	(150)	(20)	—	(170)

Total intangible assets, net	$1,952			$1,934

Amortization expense of intangible assets with a definite life of $20 and $28 was recorded for the quarters ended June 14, 2008 and June 16, 2007, respectively. Future amortization expense will be approximately $56 per fiscal year for each of the next five fiscal years.

NOTE 4 – RESERVES FOR CLOSED PROPERTIES

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

A summary of changes in the Company’s reserves for closed properties is as follows:

	Balance February 23, 2008	Payments	Adjustments	Balance June 14, 2008
Reserves for closed properties	$97	$(9)	$2	$90

NOTE 5 – DEBT

The following table details the Company’s outstanding debt obligations. For debt assumed in an acquisition, stated interest rates are followed by the effective rates in parentheses resulting from purchase accounting fair value adjustments.

	June 14, 2008	February 23, 2008
6.01% to 8.70% (5.44% to 8.97%) Senior Notes, Medium Term Notes and Debentures due through May 2037 (face amounts $5,245)	$5,037	$5,133
3.18% to 3.85% Revolving Credit Facility and Variable Rate Notes	2,064	1,933
2.65% Accounts Receivable Securitization Facility	281	272
1.65% to 1.75% Variable Rate Industrial Revenue Bonds	47	47
3.93% to 10.74% (3.93% to 7.75%) Secured Mortgages, secured by assets with a net book value of $67, due through May 2014 (face amount $43)	45	46
Other	19	20

	7,493	7,451
Less current maturities	(380)	(267)

Long-term debt	$7,113	$7,184

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

In May 2008, the Company amended and extended its 364-day accounts receivable securitization program. The Company can continue to borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.225 percent to 2.00 percent, based on the Company’s credit ratings. The facility fee in effect on June 14, 2008, based on the Company’s current credit ratings, is 0.25 percent. As of June 14, 2008, there were $365 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.

NOTE 6 – INCOME TAXES

During the first quarter of fiscal 2009 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.

NOTE 7 – STOCK-BASED AWARDS

The Company has stock options and restricted stock awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2007 Stock Plan, 2002 Stock Plan, 1997 Stock Plan, 1993 Stock Plan, 1983 Employee Stock Option Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2007 Stock Plan, as approved by stockholders in May 2007, is the only plan under which stock-based awards may be currently granted. The 2007 Stock Plan provides that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock award under the Internal Revenue Code of 1986, as amended. The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years and effective in fiscal 2006, stock-based awards have not been granted for a term of more than seven years.

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

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $23 and $31 for the 16 weeks ended June 14, 2008 and June 16, 2007, respectively.

During the 16 weeks ended June 14, 2008, the Company granted approximately 4 stock options. The weighted average grant date fair value of the stock options granted during the 16 weeks ended June 14, 2008 was $7.93.

To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the first quarter ended June 14, 2008 were as follows:

Dividend yield	2.0%
Volatility rate	28.1 – 36.4%
Risk-free interest rate	2.0 – 3.4%
Expected option life	1.0 – 5.4 years

NOTE 8 – TREASURY STOCK PURCHASE PROGRAM

On May 28, 2008, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs. The Company did not repurchase any shares under this program during the 16 weeks ended June 14, 2008. As of June 14, 2008, there remained $70 available to repurchase the Company’s common stock.

During the 16 weeks ended June 14, 2008 the Company purchased 0.2 shares under the previously existing share repurchase program at an average cost of $30.01 per share. During the 16 weeks ended June 16, 2007, the Company purchased 2 shares under the previously existing program at an average cost of $46.76 per share.

NOTE 9 – BENEFIT PLANS

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

Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007
Service cost	$2	$10	$—	$1
Interest cost	40	37	3	3
Expected return on assets	(43)	(40)	—	—
Amortization of prior service benefit	—	—	—	(1)
Amortization of net actuarial loss	—	6	1	1
Curtailment	—	6	—	—

Net periodic benefit (income) expense	$(1)	$19	$4	$4

The Company made approximately $0.2 of contributions to its pension plans and $0.3 to its other postretirement plans during the first quarter ended June 14, 2008.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 14, 2008. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 22 years, with a weighted average remaining term of approximately 11 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 14, 2008, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $190 and represented approximately $133 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 14, 2008, the Company had approximately $2,529 of non-cancelable future purchase obligations primarily related to supply contracts.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company, and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any current matters that it expects to result in a material liability.

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

In April 2000, a class action complaint was filed against Albertson’s, Inc. (“Albertsons”), as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in

December 2001. New Albertson’s, Inc. was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. In December 2007, the parties agreed to settle this matter, subject to court approval. Based on the terms of settlement agreed to by the parties, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court Central District of California (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co.) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” and revenue sharing in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. On March 26, 2008, the parties filed a Stipulation and Request to Enter Final Judgment and, on March 27, 2008, the Court entered Final Judgment. Under the Stipulation and Final Judgment, the Attorney General abandoned any right to trial on its “per se” or “quick look” theories of liability under Section 1 of the Sherman Act but preserved the right to appeal the Court’s summary judgment determination on this issue. The Court also dismissed with prejudice the Attorney General’s claim that the revenue sharing provisions of the Labor Dispute Agreements violated Section 1 of the Sherman Act based on a full “rule of reason analysis” and the Attorney General abandoned any right to appeal this determination. Also under the Stipulation and Final Judgment, the Court found that the non-statutory labor exemption to the antitrust laws does not immunize the Labor Dispute Agreements from the Attorney General’s claims in this case, and the defendants reserved the right to appeal this determination. In April 2008, both the Attorney General and defendant retailers filed Notices of Appeal in the Ninth Circuit Court of Appeals on the issues respectively reserved. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that any further appellate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2004, a complaint was filed, later certified as a class action, in California Superior Court in and for the County of San Diego (Sally Wilcox and Dennis Taber. v. Albertson’s, Inc.), alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertsons failed to provide itemized wage statements as required by California law and that Albertsons failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code. The lawsuit seeks recovery of all wages, compensation and penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to the time of trial. In December 2007, the parties agreed to settle this matter, subject to Court approval. Based on the terms of settlement agreed to by the parties, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

NOTE 11 – SEGMENT INFORMATION

Refer to page 3 for the Company’s segment information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

OVERVIEW

SUPERVALU is one of the largest grocery companies in the United States. The Company operates in two segments of the grocery industry, Retail food and Supply chain services, primarily including wholesale distribution across the United States retail grocery channel. As of June 14, 2008, the Company has approximately 190,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 130 fuel centers.

RESULTS OF OPERATIONS

In the first quarter of fiscal 2009, net sales were $13,347 compared with $13,292 in the prior year. Net earnings for the first quarter of fiscal 2009 were $162, basic net earnings per share were $0.76 and diluted net earnings per share were $0.76 compared with net earnings of $148, basic net earnings per share of $0.70 and diluted net earnings per share of $0.69 last year. Results for the first quarter of fiscal 2009 include acquisition-related costs (defined as one-time transaction costs associated with the acquisition of New Albertsons, Inc., and which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $6 after tax, or $0.03 per diluted share, compared to $17 after tax, or $0.08 per diluted share, of acquisition-related costs in the first quarter of fiscal 2008.

FIRST QUARTER RESULTS

Net Sales

Net sales for the first quarter of fiscal 2009 increased to $13,347 compared with $13,292 last year due to an increase in Supply chain services sales. Retail food sales were 77.5 percent of Net sales and Supply chain services sales were 22.5 percent of Net sales for the first quarter of fiscal 2009, compared with 78.4 percent and 21.6 percent, respectively, last year.

Retail food net sales for the first quarter of fiscal 2009 were $10,346 compared with $10,423 last year. Identical store retail sales growth (which is defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) for the first quarter of fiscal 2009 compared to last year was negative 0.9 percent, primarily as a result of soft sales and higher levels of competitive openings.

Total retail square footage at the end of the first quarter of fiscal 2009 was approximately 71 million. Total retail square footage increased 0.1 percent from the first quarter of fiscal 2008. Total retail square footage, excluding store closures, increased 2.5 percent over the first quarter of fiscal 2008.

Supply chain services net sales for the first quarter of fiscal 2009 were $3,001 compared with $2,869 last year. The increase primarily reflects the pass through of inflationary price increases, new business growth and lower customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, decreased 20 basis points to 23.0 percent for the first quarter of fiscal 2009 compared to 23.2 percent last year, primarily attributable to the change in business segment mix.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, decreased 10 basis points to 19.6 percent for the first quarter of fiscal 2009 compared to 19.7 percent last year, primarily reflecting a 20 basis point impact from the business segment mix.

Operating Earnings

Operating earnings for the first quarter of fiscal 2009 decreased to $456 compared with $466 last year. Retail food operating earnings for the first quarter of fiscal 2009 were $399, or 3.9 percent of Retail food net sales, compared with $449, or 4.3 percent of Retail food net sales last year. The decrease is primarily attributable to soft sales, investments in price, higher energy costs and a higher LIFO charge partially offset by lower employee-related costs and acquisition synergies. Supply chain services operating earnings for the first quarter of fiscal 2009 were $86, or 2.9 percent of Supply chain services net sales, compared with $67, or 2.3 percent of Supply chain services net sales last year, primarily reflecting improved sales leverage. Operating earnings also reflect lower acquisition-related costs in the first quarter of fiscal 2009 compared to last year.

Net Interest Expense

Net interest expense was $190 in the first quarter of fiscal 2009 compared with $223 last year reflecting lower debt levels and the benefit of lower borrowing rates in the current quarter.

Provision for Income Taxes

The effective tax rate was 39.0 percent in the first quarters of fiscal 2009 and fiscal 2008. The effective tax rate for fiscal 2008 was 39.3 percent.

Net Earnings

Net earnings were $162, or $0.76 per basic share and $0.76 per diluted share, in the first quarter of fiscal 2009 compared with Net earnings of $148, or $0.70 per basic share and $0.69 per diluted share last year.

Weighted average basic shares increased to 212 in the first quarter of fiscal 2009 compared with 211 shares last year and weighted average diluted shares decreased to 214 in the first quarter of fiscal 2009 compared with 216 shares last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $398 for the first quarter of fiscal 2009 compared with $334 last year. This increase is primarily attributable to an increase in Net earnings and changes in working capital.

Net cash used in investing activities was $369 for the first quarter of fiscal 2009 compared with $186 last year. Investing activities for the first quarter of fiscal 2009 consist primarily of capital spending to fund retail store remodeling and store expansion.

Net cash used in financing activities was $13 for the first quarter of fiscal 2009 compared with $147 last year. Financing activities for the first quarter of fiscal 2009 relate primarily to proceeds received from the issuance of long-term debt offset by repayments of long-term debt.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

The Company has senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). The rates in effect on outstanding borrowings under the facilities as of June 14, 2008, based on the current credit rating of the facilities, were 0.20 percent for the facility fees, LIBOR plus 0.875 percent for Term Loan A, LIBOR plus 1.25 percent for Term Loan B, LIBOR plus 1.00 percent for LIBOR revolving advances and Prime Rate plus 0.00 percent for base rate advances.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries, such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants, including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.20 to 1 for each of the fiscal quarters ending up through December 30, 2008, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.25 to 1 for each of the fiscal quarters ending up through December 30, 2008 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of June 14, 2008, the Company was in compliance with the covenants of the senior secured credit facilities.

Borrowings under Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date. Advances shall be applied pro rata to the remaining amortization payments.

As of June 14, 2008, there were $348 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $591, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,125, of which $11 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $410 and the unused available credit under the Revolving Credit Facility was $1,242. The Company also had $58 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letters of credit.

In May 2008, the Company amended and extended its 364-day accounts receivable securitization program. The Company can continue to borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.225 percent to 2.00 percent, based on the Company’s credit ratings. The facility fee in effect on June 14, 2008, based on the Company’s current credit ratings, is 0.25 percent. As of June 14, 2008, there were $365 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.

The Company has $204 of debentures that contain put options exercisable in May 2009 that would require the Company to repay borrowed amounts prior to the scheduled maturity in May 2037.

Capital spending during the first quarter of fiscal 2009 was approximately $338, including approximately $1 in capital leases. Capital spending primarily included store remodeling activity, new retail stores and technology expenditures. The Company’s capital spending for fiscal 2009 is projected to be approximately $1,300, including capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at June 14, 2008. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 22 years, with a weighted average remaining term of approximately 11 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At June 14, 2008, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $190 and represented approximately $133 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 14, 2008, the Company had approximately $2,529 of non-cancelable future purchase obligations primarily related to supply contracts.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company, and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any current matters that it expects to result in a material liability.

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 10 – Commitments, Contingencies and Off-Balance Sheet Arrangements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Contractual Obligations

There have been no material changes in the Company’s contractual obligations since the end of fiscal 2008. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008 for additional information regarding the Company’s contractual obligations.

CRITICAL ACCOUNTING POLICIES

The description of critical accounting policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 became effective for the Company on February 24, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect the implementation of FSP FAS 157-2 will have on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective November 30, 2008 for the Company, with early adoption permitted. SFAS No. 161 does not impact the consolidated financial statements and the Company is evaluating the effect the implementation will have on the disclosures to the consolidated financial statements.

In April 2008, the FASB approved FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of FSP FAS 142-3 will have on the consolidated financial statements.

In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2009. The Company is evaluating the effect the implementation of FSP APB 14-1 will have on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of FSP EITF 03-6-1 will have on basic net earnings per share.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Changes in interest rates

•	The outcome of negotiations with partners, governments, suppliers, unions or customers

Competitive Practices

•	The Company’s ability to attract and retain customers

•	The Company’s ability to hire, train or retain employees

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

•	The impact of consolidation in the retail food and supply chain services industries

Food Safety

•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concern, whether or not valid

Integration of Acquired Businesses

•

Our ability to successfully combine our operations with any businesses we have acquired or may acquire, to achieve expected synergies and to minimize the diversion of management’s attention and resources

Store Expansion and Remodeling

•	Potential delays in the development, construction or start-up of planned projects

•

Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	The impact of acquisitions on our level of indebtedness, debt ratings, costs and future financial flexibility

•	Additional funding requirements to meet anticipated debt payments and capital needs

Labor Relations

•	Potential work disruptions resulting from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

Regulatory Matters

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

Self-Insurance

•	Variability in actuarial projection regarding workers’ compensation and general and automobile liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

•	Significant volatility in the amount and timing of payments

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Difficulties in developing, maintaining or upgrading information technology systems

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

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) of the Securities Exchange Act of 1934) as of June 14, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

In April 2000, a class action complaint was filed against Albertson’s, Inc. (“Albertsons”), as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertson’s, Inc. was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. In December 2007, the parties agreed to settle this matter, subject to court approval. Based on the terms of settlement agreed to by the parties, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court Central District of California (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co.) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” and revenue sharing in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. On March 26, 2008, the parties filed a Stipulation and Request to Enter Final Judgment and, on March 27, 2008, the Court entered Final Judgment. Under the Stipulation and Final Judgment, the Attorney General abandoned any right to trial on its “per se” or “quick look” theories of liability under Section 1 of the Sherman Act but preserved the right to appeal the Court’s summary judgment determination on this issue. The Court also dismissed with prejudice the Attorney General’s claim that the revenue sharing provisions of the Labor Dispute Agreements violated Section 1 of the Sherman Act based on a full “rule of reason analysis” and the Attorney General abandoned any right to appeal this determination. Also under the Stipulation and Final Judgment, the Court found that the non-statutory labor exemption to the antitrust laws does not immunize the Labor Dispute Agreements from the Attorney General’s claims in this case, and the defendants reserved the right to appeal this determination. In April 2008, both the Attorney General and defendant retailers filed Notices of Appeal in the Ninth Circuit Court of Appeals on the issues respectively reserved. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that any further appellate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2004, a complaint was filed, later certified as a class action, in California Superior Court in and for the County of San Diego (Sally Wilcox and Dennis Taber. v. Albertson’s, Inc.), alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertsons failed to provide itemized wage statements as required by California law and that Albertsons failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code. The lawsuit seeks recovery of all wages, compensation and penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to the time of trial. In December 2007, the parties agreed to settle this matter, subject to Court approval. Based on the terms of settlement agreed to by the parties, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)(4)
First four weeks
February 24, 2008 to March 22, 2008	2,005	$28.00	—	581,133
Second four weeks
March 23, 2008 to April 19, 2008	40,137	$30.60	—	536,358
Third four weeks
April 20, 2008 to May 17, 2008	234,690	$30.39	216,100	285,567
Fourth four weeks
May 18, 2008 to June 14, 2008	45,100	$34.88	—	2,073,460

Totals	321,932	$31.03	216,100	2,073,460

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2009 contains four 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 105,832 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock granted under such plans.
(3)	The 216,100 shares purchased during the third four weeks ended May 17, 2008 were purchased under the Company’s annual share repurchase program adopted and announced on April 18, 2007 authorizing the Company to purchase up to $235 of the Company’s common stock.
(4)	On May 28, 2008, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 26, 2008, at which the stockholders took the following actions:

(i) elected A. Gary Ames, Philip L. Francis, Edwin C. Gage, Garnett L. Keith, Jr. and Marissa T. Peterson to the Board of Directors for three year terms expiring in 2011. The votes cast for and withheld with respect to each such Director are set forth below. No broker non-votes occurred with respect to any Director.

	For	Against	Abstain
A. Gary Ames	189,427,331	2,345,683	1,796,006
Philip L. Francis	188,301,937	3,458,534	1,808,549
Edwin C. Gage	187,767,780	3,953,712	1,847,528
Garnett L. Keith, Jr.	187,787,229	3,920,372	1,861,419
Marissa T. Peterson	189,686,834	2,063,119	1,819,067

The Directors whose terms continued after the meeting are as follows: Irwin Cohen, Ronald E. Daly, Lawrence A. Del Santo, Susan E. Engel, Charles M. Lillis, Jeffrey Noddle, Steven S. Rogers, Wayne C. Sales and Kathi P. Seifert;

(ii) ratified by a vote of 189,049,922 for, 2,923,601 against, 1,595,497 abstain and no broker non-votes, the appointment of KPMG LLP as independent registered public accountants of the Company for the fiscal year ending February 28, 2009;

(iii) rejected by a vote of 139,347,001 against, 7,784,858 for, 31,226,937 abstain and 15,210,224 broker non-votes, a stockholder proposal regarding poultry slaughter; and

(iv) approved by a vote of 153,283,540 for, 22,741,533 against, 2,333,723 abstain and 15,210,224 broker non-votes, a stockholder proposal regarding declassification of the Board of Directors.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Excess Plan Agreement for Michael L. Jackson, dated May 27, 2008 by and between SUPERVALU INC. and Michael L. Jackson.*

10.2	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (restricted stock settled).*

10.3	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (restricted stock settled).*

10.4	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (cash settled units).*

10.5	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (cash settled units).*

10.6	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement.*

10.7	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 23, 2008	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
10.1	Excess Plan Agreement for Michael L. Jackson, dated May 27, 2008 by and between SUPERVALU INC. and Michael L. Jackson.*

10.2	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (restricted stock settled).*

10.3	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (restricted stock settled).*

10.4	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (cash settled units).*

10.5	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (cash settled units).*

10.6	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement.*

10.7	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.