Form 10-Q
period 2008-09-06
SUPERVALU INC
filed 2008-10-16
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 6, 2008.

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

As of October 10, 2008, there were 211,752,176 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

Item		Page
	PART I - FINANCIAL INFORMATION

1.	Financial Statements (Unaudited)	2

	Condensed Consolidated Composition of Net Sales and Operating Earnings for the second quarter and year-to-date ended September 6, 2008 and September 8, 2007	2

	Condensed Consolidated Statements of Earnings for the second quarter ended September 6, 2008 and September 8, 2007	3

	Condensed Consolidated Statements of Earnings for the year-to-date ended September 6, 2008 and September 8, 2007	4

	Condensed Consolidated Balance Sheets as of September 6, 2008 and February 23, 2008	5

	Condensed Consolidated Statements of Stockholders’ Equity for the year-to-date ended September 6, 2008 and the fiscal year ended February 23, 2008	6

	Condensed Consolidated Statements of Cash Flows for the year-to-date ended September 6, 2008 and September 8, 2007	7

	Notes to Condensed Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3.	Quantitative and Qualitative Disclosures About Market Risk	23

4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

1.	Legal Proceedings	24

1A.	Risk Factors	25

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

3.	Defaults Upon Senior Securities	26

4.	Submission of Matters to a Vote of Security Holders	27

5.	Other Information	27

6.	Exhibits	27

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(Unaudited)

(In millions, except percent data)

	Second Quarter Ended		Year-to-Date Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Net sales
Retail food	$7,961	$7,977	$18,307	$18,400
% of total	77.9%	78.5%	77.7%	78.5%
Supply chain services	2,265	2,182	5,266	5,050
% of total	22.1%	21.5%	22.3%	21.5%

Total net sales	$10,226	$10,159	$23,573	$23,450
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Retail food	$284	$385	$683	$834
% of sales	3.6%	4.8%	3.7%	4.5%
Supply chain services	77	63	163	130
% of sales	3.4%	2.9%	3.1%	2.6%
Corporate	(19)	(42)	(48)	(92)

Total operating earnings	342	406	798	872
% of sales	3.3%	4.0%	3.4%	3.7%
Interest expense, net	141	163	331	386

Earnings before income taxes	201	243	467	486
Provision for income taxes	73	95	177	190

Net earnings	$128	$148	$290	$296

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment, which is an aggregation of the Company’s retail operating segments, includes results of the Company’s own stores and results of sales to food stores licensed by the Company. The Supply chain services reportable segment includes results of wholesale distribution to third party affiliated food stores, mass merchants and other customers and logistics support services. Substantially all of the Company’s operations are domestic.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Second Quarter Ended
	September 6, 2008	% of Net sales	September 8, 2007	% of Net sales
Net sales	$10,226	100.0%	$10,159	100.0%
Cost of sales	7,937	77.6	7,826	77.0

Gross profit	2,289	22.4	2,333	23.0
Selling and administrative expenses	1,947	19.0	1,927	19.0

Operating earnings	342	3.3	406	4.0
Interest expense, net	141	1.4	163	1.6

Earnings before income taxes	201	2.0	243	2.4
Provision for income taxes	73	0.7	95	0.9

Net earnings	$128	1.3%	$148	1.5%

Net earnings per share—basic	$0.60		$0.70
Net earnings per share—diluted	$0.60		$0.69
Dividends declared per share	$0.1725		$0.1700
Weighted average number of shares outstanding:
Basic	211		212
Diluted	213		216

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Year-to-Date Ended
	September 6, 2008	% of Net sales	September 8, 2007	% of Net sales
Net sales	$23,573	100.0%	$23,450	100.0%
Cost of sales	18,219	77.3	18,034	76.9

Gross profit	5,354	22.7	5,416	23.1
Selling and administrative expenses	4,556	19.3	4,544	19.4

Operating earnings	798	3.4	872	3.7
Interest expense, net	331	1.4	386	1.6

Earnings before income taxes	467	2.0	486	2.1
Provision for income taxes	177	0.8	190	0.8

Net earnings	$290	1.2%	$296	1.3%

Net earnings per share—basic	$1.37		$1.40
Net earnings per share—diluted	$1.36		$1.37
Dividends declared per share	$0.3425		$0.3350
Weighted average number of shares outstanding:
Basic	211		211
Diluted	213		216

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	September 6, 2008	February 23, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$273	$243
Receivables, less allowances for doubtful accounts of $11 and $14, respectively	898	951
Inventories	2,938	2,776
Other current assets	264	177

Total current assets	4,373	4,147

Property, plant and equipment, less accumulated depreciation and amortization of $4,038 and $3,579, respectively	7,542	7,533
Goodwill	6,959	6,957
Intangible assets, net	1,921	1,952
Other assets	459	473

Total assets	$21,254	$21,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,347	$3,354
Current maturities of long-term debt and capital lease obligations	531	331
Other current liabilities	942	922

Total current liabilities	4,820	4,607

Long-term debt and obligations under capital leases	8,268	8,502
Other liabilities	1,972	2,000
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 and 230 shares issued, respectively	230	230
Capital in excess of par value	2,841	2,822
Accumulated other comprehensive losses	(95)	(95)
Retained earnings	3,760	3,543
Treasury stock, at cost, 18 shares	(542)	(547)

Total stockholders’ equity	6,194	5,953

Total liabilities and stockholders’ equity	$21,254	$21,062

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Losses	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balances as of February 24, 2007	$229	$2,708	$(499)	$(235)	$3,103	$5,306
Effects of changing pension plan measurement date pursuant to SFAS No. 158 (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	593	593	$593
Pension and other postretirement activity (net of tax of $70)	—	—	—	108	—	108	108
Sales of common stock under option plans	—	3	141	—	—	144	—
Cash dividends declared on common stock $0.6750 per share	—	—	—	—	(143)	(143)	—
Compensation under employee incentive plans	—	49	(4)	—	—	45	—
Shares issued in settlement of zero-coupon convertible debentures and mandatory convertible securities	1	62	33	—	—	96	—
Purchase of shares for treasury	—	—	(218)	—	—	(218)	—

Balances as of February 23, 2008	$230	$2,822	$(547)	$(95)	$3,543	$5,953	$701

(Unaudited)
Net earnings	—	—	—	—	290	290	$290
Sales of common stock under option plans	—	4	12	—	—	16	—
Cash dividends declared on common stock $0.3425 per share	—	—	—	—	(73)	(73)	—
Compensation under employee incentive plans	—	15	16	—	—	31	—
Purchase of shares for treasury	—	—	(23)	—	—	(23)	—

Balances as of September 6, 2008	$230	$2,841	$(542)	$(95)	$3,760	$6,194	$290

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-to-Date Ended
	September 6, 2008	September 8, 2007
Cash flows from operating activities
Net earnings	$290	$296
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	569	552
LIFO charge	37	19
Gain on sale of assets	(11)	(3)
Deferred income taxes	59	(28)
Stock-based compensation	28	36
Other	(9)	(4)
Changes in operating assets and liabilities, net of effects from acquisition and dispositions of businesses	(218)	150

Net cash provided by operating activities	745	1,018

Cash flows from investing activities
Proceeds from sale of assets	65	74
Purchases of property, plant and equipment	(665)	(488)
Other	15	19

Net cash used in investing activities	(585)	(395)

Cash flows from financing activities
Proceeds from issuance of long-term debt	276	13
Repayment of long-term debt	(282)	(525)
Proceeds from settlement of mandatory convertible securities	—	52
Payment of obligations under capital leases	(36)	(30)
Net proceeds from the sale of common stock under option plans and related tax benefits	8	147
Dividends paid	(73)	(70)
Payment for purchase of treasury shares	(23)	(218)

Net cash used in financing activities	(130)	(631)

Net increase (decrease) in cash and cash equivalents	30	(8)
Cash and cash equivalents at beginning of period	243	285

Cash and cash equivalents at the end of period	$273	$277

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

The Company conducts its retail operations throughout the United States under three retail food store formats: combination stores (defined as food and pharmacy), food stores and limited assortment food stores. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel. As of the close of the second quarter ended September 6, 2008, the Company conducted its retail food operations through a total of 2,459 retail stores, including 863 licensed limited assortment food stores.

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the 12 weeks and 28 weeks ended September 6, 2008 and September 8, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008. The results of operations for the 12 weeks and 28 weeks ended September 6, 2008 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 23, 2008 has been derived from the audited Consolidated Balance Sheet as of that date.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008. References to SUPERVALU and the Company refer to SUPERVALU INC. and its subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which includes 13 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying September 6, 2008 and February 23, 2008 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertsons, Inc. as of September 4, 2008 and February 21, 2008, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 6, 2008 and February 23, 2008, the Company had net book overdrafts of $350 and $371, respectively.

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

The following table reflects the calculation of basic and diluted net earnings per share:

	Second Quarter Ended		Year-to-Date Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Net earnings per share—basic
Net earnings	$128	$148	$290	$296
Less: undistributed earnings allocable to contingently convertible debentures	—	—	—	(1)

Net earnings available to common stockholders	$128	$148	$290	$295

Weighted average shares outstanding—basic	211	212	211	211
Net earnings per share—basic	$0.60	$0.70	$1.37	$1.40

Net earnings per share—diluted
Net earnings	$128	$148	$290	$296
Interest related to dilutive contingently convertible debentures, net of tax	—	1	—	1

Net earnings used for diluted net earnings per share calculation	$128	$149	$290	$297

Weighted average shares outstanding	211	212	211	211
Dilutive impact of options and restricted stock outstanding	2	3	2	4
Dilutive impact of convertible securities	—	1	—	1

Weighted average shares outstanding—diluted	213	216	213	216

Net earnings per share—diluted	$0.60	$0.69	$1.36	$1.37

Options to purchase 19 and 16 shares of common stock were outstanding during the 12 weeks and 28 weeks ended September 6, 2008, respectively, but were excluded from the computation of diluted net earnings per share because they were not dilutive. Options to purchase 6 shares of common stock were outstanding during the 12 weeks and 28 weeks ended September 8, 2007, but were excluded from the computation of diluted net earnings per share because they were not dilutive.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis for all business combinations for which the acquisition date is on or after the effective date of SFAS No. 141(R), with the exception of the accounting for adjustments to income tax-related amounts, which is applied to acquisitions that closed prior to the effective date of SFAS No. 141(R). The Company is evaluating the effect the implementation of SFAS No. 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 160 will have on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective November 30, 2008 for the Company, with early adoption permitted. The Company is evaluating the effect the implementation of SFAS No. 161 will have on the consolidated financial statements.

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

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

As of September 6, 2008, the Company had approximately $6,153 of Goodwill related to its Retail food segment and $806 related to its Supply chain services segment.

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 23, 2008	Additions/ Amortization	Other Net Adjustments	September 6, 2008
Goodwill	$6,957	$—	$2	$6,959

Intangible assets:
Trademarks and tradenames	$1,370	$—	$—	$1,370
Favorable operating leases, customer lists and other (accumulated amortization of $162 and $130 as of September 6, 2008 and February 23, 2008, respectively)	669	5	(4)	670
Customer relationships (accumulated amortization of $12 and $11 as of September 6, 2008 and February 23, 2008, respectively)	48	—	—	48
Non-compete agreements (accumulated amortization of $10 and $9 as of September 6, 2008 and February 23, 2008, respectively)	15	1	1	17

Total intangible assets	2,102	6	(3)	2,105
Accumulated amortization	(150)	(35)	1	(184)

Total intangible assets, net	$1,952			$1,921

Amortization expense of intangible assets with a definite life was $35 and $47 for the 28 weeks ended September 6, 2008 and September 8, 2007, respectively. Future amortization expense will be approximately $54 per fiscal year for each of the next five fiscal years.

NOTE 4 – RESERVES FOR CLOSED PROPERTIES

The Company maintains reserves for costs associated with closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property.

Changes in the Company’s reserves for closed properties consisted of the following:

	February 23, 2008	Payments	Adjustments	September 6, 2008
Reserves for closed properties	$97	$(13)	$4	$88

Adjustments to reserves for closed properties for the 28 weeks ended September 6, 2008 related to changes in estimated subtenant rentals.

NOTE 5 – DEBT

The following table details the Company’s outstanding debt obligations. For debt assumed in an acquisition, stated interest rates are followed by the effective rates in parentheses resulting from purchase accounting fair value adjustments.

	September 6, 2008	February 23, 2008
6.01% to 8.70% (5.44% to 8.97%) Senior Notes, Medium Term Notes and Debentures due through May 2037 (face amounts $5,230)	$5,022	$5,133
3.34% to 3.89% Revolving Credit Facility and Variable Rate Notes	2,047	1,933
2.70% Accounts Receivable Securitization Facility	272	272
1.62% to 1.80% Variable Rate Industrial Revenue Bonds	42	47
3.93% to 10.74% (3.93% to 7.75%) Secured Mortgages, secured by assets with a net book value of $68, due through May 2014 (face amount $41)	42	46
Other	18	20

	7,443	7,451
Less current maturities	(463)	(267)

Long-term debt	$6,980	$7,184

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

In May 2008, the Company amended and extended its 364-day accounts receivable securitization program. The Company can continue to borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.225 percent to 2.00 percent, based on the Company’s credit ratings. The facility fee in effect on September 6, 2008, based on the Company’s current credit ratings, is 0.25 percent. As of September 6, 2008, there were $346 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.

As of September 6, 2008, the Company had $701 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

NOTE 6 – INCOME TAXES

There have been no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.

NOTE 7 – STOCK-BASED AWARDS

The Company has stock options and restricted stock awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2007 Stock Plan, 2002 Stock Plan, 1997 Stock Plan, 1993 Stock Plan, 1983 Employee Stock Option Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2007 Stock Plan, as approved by stockholders in May 2007, is the only plan under which stock-based awards may currently be granted. The 2007 Stock Plan provides that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock award under the Internal Revenue Code of 1986, as amended. The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years and effective in fiscal 2006, stock-based awards have not been granted for a term of more than seven years.

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

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $4 and $28 for the 12 weeks and 28 weeks ended September 6, 2008, respectively, compared to $6 and $36 for the 12 weeks and 28 weeks ended September 8, 2007, respectively.

During the 28 weeks ended September 6, 2008, the Company granted approximately 4 stock options. The weighted average grant date fair value of the stock options granted during the 28 weeks ended September 6, 2008 was $7.92.

To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 28 weeks ended September 6, 2008 were as follows:

Dividend yield	2.0%
Volatility rate	28.1 – 36.4%
Risk-free interest rate	2.0 – 3.6%
Expected option life	1.0 – 5.4 years

NOTE 8 – TREASURY STOCK PURCHASE PROGRAM

On May 28, 2008, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs. During the 12 weeks and 28 weeks ended September 6, 2008, the Company purchased 0.6 shares under this program at an average cost of $25.88 per share. As of September 6, 2008, there remained $53 available to repurchase the Company’s common stock.

During the 12 and 28 weeks ended September 6, 2008, the Company purchased 0.2 shares under the previously existing share repurchase program at an average cost of $30.01 per share. During the 12 weeks and 28 weeks ended September 8, 2007, the Company purchased 3 and 5 shares, respectively, under the previously existing share repurchase program at an average cost of $43.90 and $45.05 per share, respectively.

NOTE 9 – BENEFIT PLANS

Substantially all employees of the Company are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans and short-term and long-term disability benefits to former and inactive employees prior to retirement under post-employment benefit plans. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For most retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans is as follows:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Service cost	$2	$6	$1	$—
Interest cost	29	29	2	2
Expected return on assets	(32)	(32)	—	—
Amortization of prior service benefit	—	—	(1)	—
Amortization of net actuarial loss	—	2	1	2

Net periodic benefit (income) expense	$(1)	$5	$3	$4

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Service cost	$4	$16	$1	$1
Interest cost	69	66	5	5
Expected return on assets	(75)	(72)	—	—
Amortization of prior service benefit	—	—	(1)	(1)
Amortization of net actuarial loss	—	8	2	3
Curtailment	—	6	—	—

Net periodic benefit (income) expense	$(2)	$24	$7	$8

During the 28 weeks ended September 6, 2008, the Company made contributions of approximately $0.7 to its pension plans and $0.5 to its other postretirement plans.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of September 6, 2008. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 22 years, with a weighted average remaining term of approximately 11 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. As of September 6, 2008, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $188 and represented approximately $138 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 6, 2008, the Company had approximately $2,427 of non-cancelable future purchase obligations primarily related to supply contracts.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify other parties for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company, and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any current matters that it expects to result in a material liability.

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

In April 2000, a class action complaint was filed against Albertson’s, Inc. (“Albertsons”), as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. (“Sav-on Drug Stores”) and Lucky Stores, Inc. (“Lucky Stores”), wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertson’s, Inc. was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. On January 4, 2005, the case was certified as a class action. In December 2007, the parties agreed to settle this matter. On September 19, 2008, the Court granted final approval to that settlement. Management does not expect that the settlement of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In August 2004, a complaint was filed, later certified as a class action, in California Superior Court in and for the County of San Diego (Sally Wilcox and Dennis Taber. v. Albertson’s, Inc.), alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. In December 2007, the parties agreed to settle this matter. On August 8, 2008, the Court granted final approval to the parties’ settlement agreement. Management does not expect that the settlement of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA) a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $15.5 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. On September 12, 2008, the Virginia Supreme Court held that the Circuit Court erred in refusing to set aside the $16 jury verdict in Mr. Johnson’s favor on claims of negligent misrepresentation and intentional infliction of emotional distress where the evidence was insufficient as a matter of law to support either claim. The Supreme Court reversed the judgment in its entirety and entered judgment in the Company’s favor.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures and believes recorded reserves are adequate. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006 and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce operations or exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. A small minority of the collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased healthcare expenses. If these healthcare provisions cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

NOTE 11 – SEGMENT INFORMATION

Refer to page 2 for the Company’s segment information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

OVERVIEW

SUPERVALU is one of the largest grocery companies in the United States. The Company operates in two segments of the grocery industry, Retail food and Supply chain services, primarily wholesale distribution, across the United States retail grocery channel. As of September 6, 2008, the Company has approximately 190,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 130 fuel centers.

The ongoing weakness in the economy and credit market turmoil combined with higher food inflation and energy costs continue to negatively impact consumer confidence and spending. If these trends continue, it could lead to further reduced consumer spending which could impact the Company’s sales growth. We expect identical store retail sales growth (which is defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) in the second half of fiscal 2009 to be flat to slightly positive, compared to the second half of fiscal 2008, as our new merchandising and marketing initiatives gain momentum and our store remodel effort continues. For the full year, we expect identical store retail sales growth to be flat to slightly negative. The Company is committed to maintaining our financial flexibility and investing prudently in our long-term growth.

RESULTS OF OPERATIONS

In the second quarter of fiscal 2009, net sales were $10,226 compared with $10,159 in the prior year. Net earnings for the second quarter of fiscal 2009 were $128, basic net earnings per share were $0.60 and diluted net earnings per share were $0.60 compared with net earnings of $148, basic net earnings per share of $0.70 and diluted net earnings per share of $0.69 last year. Results for the second quarter of fiscal 2009 include acquisition-related costs (defined as one-time transaction costs associated with the acquisition of New Albertsons, Inc., which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $2 after tax, or $0.01 per diluted share, compared with $12 after tax, or $0.05 per diluted share, of acquisition-related costs in the second quarter of fiscal 2008.

Year-to-date for fiscal 2009, net sales were $23,573 compared with $23,450 in the prior year. Year-to-date net earnings for fiscal 2009 were $290, basic net earnings per share were $1.37 and diluted net earnings per share were $1.36 compared with net earnings of $296, basic net earnings per share of $1.40 and diluted net earnings per share of $1.37 last year. Year-to-date results for fiscal 2009 include acquisition-related costs of $8 after tax, or $0.04 per diluted share, compared with $29 after tax, or $0.13 per diluted share, of acquisition-related costs last year.

SECOND QUARTER RESULTS

Net Sales

Net sales for the second quarter of fiscal 2009 increased to $10,226 compared with $10,159 last year due to an increase in Supply chain services sales. Retail food sales were 77.9 percent of Net sales and Supply chain services sales were 22.1 percent of Net sales for the second quarter of fiscal 2009, compared with 78.5 percent and 21.5 percent, respectively, last year.

Retail food net sales for the second quarter of fiscal 2009 were $7,961 compared with $7,977 last year. Identical store retail sales growth for the second quarter of fiscal 2009 compared to last year was negative 1.3 percent, primarily due to soft sales and higher levels of competitive activity.

Total retail square footage at the end of the second quarter of fiscal 2009 was approximately 71 million. Total retail square footage decreased 0.1 percent from the second quarter of fiscal 2008. Total retail square footage, excluding store closures, increased 2.2 percent over the second quarter of fiscal 2008.

Supply chain services net sales for the second quarter of fiscal 2009 were $2,265 compared with $2,182 last year. The increase primarily reflects the pass through of inflationary price increases and new business growth partially offset by customer attrition and the on-going transition of a national retailer’s volume to self-distribution.

Gross Profit

Gross profit, as a percent of Net sales, decreased 60 basis points to 22.4 percent in the second quarter of fiscal 2009 compared to 23.0 percent last year. The decrease is primarily attributable to investments in price and higher levels of promotional spending as well as a 15 basis point impact attributable to the change in business segment mix.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.0 percent in the second quarter of fiscal 2009 compared to 19.0 percent last year, primarily reflecting increases in employee-related costs and occupancy costs offset by lower acquisition-related costs and the impact of the change in business segment mix.

Operating Earnings

Operating earnings for the second quarter of fiscal 2009 decreased to $342 compared with $406 last year. Retail food operating earnings for the second quarter of fiscal 2009 were $284, or 3.6 percent of Retail food net sales, compared with $385, or 4.8 percent of Retail food net sales last year, primarily reflecting investments in price, higher promotional spending, higher employee-related costs and higher occupancy costs partially offset by acquisition synergies. Supply chain services operating earnings for the second quarter of fiscal 2009 were $77, or 3.4 percent of Supply chain services net sales, compared with $63, or 2.9 percent of Supply chain services net sales last year, primarily reflecting improved sales leverage and cost reduction initiatives.

Net Interest Expense

Net interest expense was $141 in the second quarter of fiscal 2009 compared with $163 last year reflecting lower debt levels and the benefit of lower borrowing rates in the second quarter of fiscal 2009.

Provision for Income Taxes

The effective tax rate was 36.4 percent and 39.0 percent in the second quarters of fiscal 2009 and 2008, respectively. The decrease is reflective of non-taxable life insurance proceeds received during the second quarter of fiscal 2009.

Net Earnings

Net earnings were $128, or $0.60 per basic share and $0.60 per diluted share, in the second quarter of fiscal 2009 compared with Net earnings of $148, or $0.70 per basic share and $0.69 per diluted share last year.

Weighted average basic shares decreased to 211 in the second quarter of fiscal 2009 compared with 212 shares last year and weighted average diluted shares decreased to 213 in the second quarter of fiscal 2009 compared with 216 shares last year.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2009 year-to-date increased to $23,573 compared with $23,450 last year due to an increase in Supply chain services sales. Retail food sales were 77.7 percent of Net sales and Supply chain services sales were 22.3 percent of Net sales for fiscal 2009 year-to-date, compared with 78.5 percent and 21.5 percent, respectively, last year.

Retail food net sales for fiscal 2009 year-to-date were $18,307 compared with $18,400 last year. Identical store retail sales growth for fiscal 2009 year-to-date compared to last year was negative 1.1 percent, primarily due to soft sales and higher levels of competitive activity.

Supply chain services net sales for fiscal 2009 year-to-date were $5,266 compared with $5,050 last year. The increase primarily reflects the pass through of inflationary price increases and new business growth partially offset by normal customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, decreased 40 basis points to 22.7 percent for fiscal 2009 year-to-date compared to 23.1 percent last year. The decrease is primarily attributable to investments in price and higher levels of promotional spending as well as an 18 basis point impact attributable to the change in business segment mix.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, decreased approximately 10 basis points to 19.3 percent for fiscal 2009 year-to-date compared to 19.4 percent last year, primarily reflecting a favorable impact from the change in business segment mix.

Operating Earnings

Operating earnings for fiscal 2009 year-to-date decreased to $798 compared with $872 last year. Retail food operating earnings for fiscal 2009 year-to-date were $683, or 3.7 percent of Retail food net sales, compared with $834, or 4.5 percent of Retail food net sales last year, primarily reflecting investments in price, higher promotional spending and higher occupancy costs partially offset by acquisition synergies.

Supply chain services operating earnings for fiscal 2009 year-to-date were $163, or 3.1 percent of Supply chain services net sales, compared with $130, or 2.6 percent of Supply chain services net sales last year, primarily reflecting improved sales leverage and cost reduction initiatives.

Net Interest Expense

Net interest expense was $331 for fiscal 2009 year-to-date compared with $386 last year reflecting lower debt levels and the benefit of lower borrowing rates in fiscal 2009.

Provision for Income Taxes

The effective tax rate was 37.9 percent and 39.0 percent for fiscal 2009 and 2008 year-to-date, respectively. The decrease is reflective of non-taxable life insurance proceeds received during the second quarter of fiscal 2009. The effective tax rate for fiscal 2008 was 39.3 percent.

Net Earnings

Net earnings were $290, or $1.37 per basic share and $1.36 per diluted share, for fiscal 2009 year-to-date compared with Net earnings of $296, or $1.40 per basic share and $1.37 per diluted share last year.

Weighted average basic shares were 211 for fiscal 2009 year-to-date compared with 211 shares last year and weighted average diluted shares decreased to 213 for fiscal 2009 year-to-date compared with 216 shares last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $745 for fiscal 2009 year-to-date compared with $1,018 last year. The decrease is primarily attributable to the timing of income tax payments and profit sharing contributions.

Net cash used in investing activities was $585 for fiscal 2009 year-to-date compared with $395 last year. Investing activities for fiscal 2009 year-to-date consist primarily of capital spending to fund retail store remodeling and store expansion. The increase is attributable primarily to higher capital spending in the first 28 weeks of fiscal 2009 compared to last year.

Net cash used in financing activities was $130 for fiscal 2009 year-to-date compared with $631 last year. Financing activities for fiscal 2009 year-to-date relate primarily to proceeds received from the issuance of long-term debt offset by repayments of long-term debt.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities. Although there can be no assurances in these difficult economic times for financial institutions, the Company believes that the lenders participating in its credit facilities will be willing and able to provide financing to the Company in accordance with their legal obligations under the credit facilities. While the Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the current decline in the global financial markets may negatively impact the Company’s ability to access the capital markets in a timely manner and on attractive terms.

The Company has senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). The rates in effect on outstanding borrowings under the facilities as of September 6, 2008, based on the current credit rating of the facilities, were 0.20 percent for the facility fees, LIBOR plus 0.875 percent for Term Loan A, LIBOR plus 1.25 percent for Term Loan B, LIBOR plus 1.00 percent for LIBOR revolving advances and Prime Rate for base rate revolving advances.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants, including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.20 to 1 for each of the fiscal quarters ending up through December 30, 2008, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.25 to 1 for each of the fiscal quarters ending up through December 30, 2008 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of September 6, 2008, the Company was in compliance with the covenants of the senior secured credit facilities.

Borrowings under Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date, June 1, 2006. Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date. Advances shall be applied pro rata to the remaining amortization payments.

As of September 6, 2008, there were $363 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $562, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,122, of which $11 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $370 and the unused available credit under the Revolving Credit Facility was $1,267. The Company also had $18 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.4 percent on the outstanding balance of the letters of credit.

In May 2008, the Company amended and extended its 364-day accounts receivable securitization program. The Company can continue to borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.225 percent to 2.00 percent, based on the Company’s credit ratings. The facility fee in effect on September 6, 2008, based on the Company’s current credit ratings, is 0.25 percent. As of September 6, 2008, there were $346 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.

As of September 6, 2008, the Company had $701 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

The Company has $203 of debentures that contain put options exercisable in May 2009, which are classified as current, that would require the Company to repay borrowed amounts prior to the scheduled maturity in May 2037.

Capital spending during the second quarter of fiscal 2009 was approximately $276, including approximately $11 in capital leases. Capital spending year-to-date for fiscal 2009 was approximately $614, including approximately $12 in capital leases. Capital spending primarily included store remodeling activity, new retail stores and technology expenditures. The Company’s capital spending for fiscal 2009 is projected to be approximately $1,200, including capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of September 6, 2008. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 22 years, with a weighted average remaining term of approximately 11 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. As of September 6, 2008, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $188 and represented approximately $138 on a discounted basis. Due to the indemnification agreements and personal guarantees, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 6, 2008, the Company had approximately $2,427 of non-cancelable future purchase obligations primarily related to supply contracts.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify other parties for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company, and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any current matters that it expects to result in a material liability.

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

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006 and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce operations or exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. A small minority of the collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased healthcare expenses. If these healthcare provisions cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis for all business combinations for which the acquisition date is on or after the effective date of SFAS No. 141(R), with the exception of the accounting for adjustments to income tax-related amounts, which is applied to acquisitions that closed prior to the effective date of SFAS No. 141(R). The Company is evaluating the effect the implementation of SFAS No. 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 160 will have on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective November 30, 2008 for the Company, with early adoption permitted. The Company is evaluating the effect the implementation of SFAS No. 161 will have on the consolidated financial statements.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008 and Quarterly Report on Form 10-Q for the second quarter ended September 6, 2008 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Changes in interest rates

•	The outcome of negotiations with partners, governments, suppliers, unions or customers

Competitive Practices

•	The Company’s ability to attract and retain customers

•	The Company’s ability to hire, train or retain employees

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

•	The impact of consolidation in the retail food and supply chain services industries

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional practices of competitors

•	The ability to successfully improve buying practices and shrink

•	The increase in Own Brand penetration could impact identical store retail sales growth

Food Safety

•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concern, whether or not valid

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

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	Additional funding requirements to meet anticipated debt payments and capital needs

•	The impact of acquisitions on our level of indebtedness, debt ratings, costs and future financial flexibility

•	The impact of the recent turmoil in the financial markets on the availability and cost of credit

Labor Relations

•	Potential work disruptions resulting from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

Regulatory Matters

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

Self-Insurance

•	Variability in actuarial projection regarding workers’ compensation and general and automobile liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

•	Significant volatility in the amount and timing of payments

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Difficulties in developing, maintaining or upgrading information technology systems

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 6, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Each of the legal proceedings discussed below has been previously discussed in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 14, 2008.

In April 2000, a class action complaint was filed against Albertson’s, Inc. (“Albertsons”), as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. (“Sav-on Drug Stores”) and Lucky Stores, Inc. (“Lucky Stores”), wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertson’s, Inc. was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. On January 4, 2005, the case was certified as a class action. In December 2007, the parties agreed to settle this matter. On September 19, 2008, the Court granted final approval to that settlement. Management does not expect that the settlement of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In August 2004, a complaint was filed, later certified as a class action, in California Superior Court in and for the County of San Diego (Sally Wilcox and Dennis Taber. v. Albertson’s, Inc.), alleging that Albertsons failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. In December 2007, the parties agreed to settle this matter. On August 8, 2008, the Court granted final approval to the parties’ settlement agreement. Management does not expect that the settlement of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In Jonathan Johnson v. SUPERVALU INC. and Richfoods, Inc. (Circuit Court for the City of Richmond, VA) a lawsuit filed in 2004 by the owner of Market Place Holdings, a five-store grocery store chain, Mr. Johnson alleged that he suffered various medical problems and financial losses resulting from the Company’s alleged wrongful conduct. On June 6, 2007, a jury awarded Mr. Johnson $0.5 for intentional infliction of emotional distress and $15.5 for negligent misrepresentation. Previously, the Company prevailed in an arbitration action against Market Place Holdings and obtained a $4 judgment against it for unpaid notes and accounts receivable. On September 12, 2008, the Virginia Supreme Court held that the Circuit Court erred in refusing to set aside the $16 jury verdict in Mr. Johnson’s favor on claims of negligent misrepresentation and intentional infliction of emotional distress where the evidence was insufficient as a matter of law to support either claim. The Supreme Court reversed the judgment in its entirety and entered judgment in the Company’s favor.

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

Various risks and uncertainties could affect the Company’s business. Any of the risks described below or elsewhere in this Quarterly Report on Form 10-Q or the Company’s other SEC filings could have a material impact on the Company’s business, financial condition or results of operations.

General economic conditions, including increases in energy and commodity prices, that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

The Company’s Retail food and Supply chain services businesses are sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products the Company sells in its stores or distributes to its retail customers. In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.

Furthermore, the Company could experience reduced traffic in its stores or stores that it supplies, or limitations on the prices the Company can charge for its products, either of which could reduce the Company’s sales and profit margins and have a material adverse affect on the Company’s financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and the Company’s operating, selling, general and administrative expenses, and otherwise adversely affect the financial condition and results of operations of the Company’s Retail food and Supply chain services businesses.

The Company faces a high level of competition in the Retail food and Supply chain services businesses, which could adversely affect the Company’s financial condition and results of operations.

The industries in which the Company operates are extremely competitive with narrow profit margins. The Company’s Retail food business faces competition for customers, employees, store sites, products and in other important areas from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, combination food and pharmacy stores, limited assortment food stores, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company’s ability to attract customers in this business is dependent, in large part, upon a combination of product price, quality, assortment, brand recognition, store location, in-store marketing and design, promotional strategies and continued growth into new markets. In addition, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition and the Company’s response to these competitive actions, can adversely affect profitability.

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

In fiscal 2009, pursuant to the Company’s 2009 capital plan, the Company expects to complete 165 major store remodels, and open approximately 15 new traditional supermarkets and 55 to 65 limited assortment food stores, including licensed stores. If, as a result of labor relations issues, supply issues or environmental and real estate delays, a significant portion of these capital projects do not stay reasonably within the time and financial budgets that the Company has forecasted, the Company’s financial condition and results of operations could be adversely affected. Furthermore, the Company cannot ensure that the new or remodeled stores will achieve anticipated results. As a result, the Company’s inability to open and remodel a significant number of stores as planned could have an adverse effect on the Company’s financial condition and results of operations.

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

In addition, the Company’s ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend upon the Company’s operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond the Company’s control. As a result, the Company’s substantial indebtedness and lower credit rating could increase the Company’s borrowing costs, decrease the Company’s business flexibility and adversely affect the Company’s financial condition and results of operations. Furthermore, the turmoil in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability and cost of credit in the future. There can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit.

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

The Company provides health benefits to and sponsors defined pension and other post-retirement plans for substantially all employees not participating in multi-employer health and pension plans. The Company’s costs to provide such benefits continue to increase annually. In addition, the Company participates in various multi-employer health and pension plans for a majority of its unionized employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have escalated rapidly in recent years and contributions to these plans may continue to create collective bargaining challenges. The amount of any increase or decrease in the Company’s required contributions to these multi-employer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Increases in the costs of benefits under these plans coupled with adverse stock market developments that have reduced the return on plan assets have caused some multi-employer plans in which the Company participates to be underfunded. The unfunded liabilities of these plans may result in increased future payments by the Company and the other participating employers, including costs that may arise with respect to any potential litigation or that may cause the acceleration of payments to fund any underfunded plan. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants of the plan. If the Company is unable to control health care and pension costs, the Company may experience increased operating costs, which may have a material adverse effect on the Company’s financial condition and results of operations.

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

Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which the Company is self-insured increases, or the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company’s original assessments, the Company’s financial condition and results of operations could be adversely affected.

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

An impairment in the carrying value of the Company’s goodwill or other intangible assets could adversely affect the Company’s financial condition and results of operations.

The Company is required to annually test goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on the Company’s financial condition and results of operation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
June 15, 2008 to July 12, 2008	2,843	$30.97	—	2,283,850
Second four weeks
July 13, 2008 to August 9, 2008	644,666	$25.88	641,500	1,981,459
Third four weeks
August 10, 2008 to September 6, 2008	973	$27.56	—	2,229,658

Totals	648,482	$25.90	641,500	2,229,658

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods, except for the thirteenth period of fiscal 2009 which includes 35 days. The second quarter of fiscal 2009 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 6,982 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.
(3)	On May 28, 2008, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended September 6, 2008 is incorporated herein by reference.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Restated Bylaws, as amended October 2, 2008, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 6, 2008.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 15, 2008	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit

3.1	Restated Bylaws, as amended October 2, 2008, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 6, 2008.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.