Form 10-Q
period 2008-11-29
SUPERVALU INC
filed 2009-01-08
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended November 29, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of January 2, 2009, there were 211,748,883 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

Item		Page
PART I — FINANCIAL INFORMATION

1.	Financial Statements (Unaudited)	2

	Condensed Consolidated Composition of Net Sales and Operating Earnings for the third quarter and year-to-date periods ended November 29, 2008 and December 1, 2007	2

	Condensed Consolidated Statements of Earnings for the third quarter ended November 29, 2008 and December 1, 2007	3

	Condensed Consolidated Statements of Earnings for the year-to-date periods ended November 29, 2008 and December 1, 2007	4

	Condensed Consolidated Balance Sheets as of November 29, 2008 and February 23, 2008	5

	Condensed Consolidated Statements of Stockholders’ Equity for the year-to-date periods ended November 29, 2008 and the fiscal year ended February 23, 2008	6

	Condensed Consolidated Statements of Cash Flows for the year-to-date periods ended November 29, 2008 and December 1, 2007	7

	Notes to Condensed Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3.	Quantitative and Qualitative Disclosures About Market Risk	24

4.	Controls and Procedures	24

PART II — OTHER INFORMATION

1.	Legal Proceedings	25

1A.	Risk Factors	25

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

3.	Defaults Upon Senior Securities	26

4.	Submission of Matters to a Vote of Security Holders	26

5.	Other Information	26

6.	Exhibits	27
EX-4.1
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS
(Unaudited)
(In millions, except percent data)

	Third Quarter Ended		Year-to-Date Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
Net sales
Retail food	$7,861	$7,858	$26,168	$26,259
% of total	77.3%	77.0%	77.5%	78.0%
Supply chain services	2,310	2,353	7,576	7,402
% of total	22.7%	23.0%	22.5%	22.0%

Total net sales	$10,171	$10,211	$33,744	$33,661
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food (1)	$(2,941)	$342	$(2,258)	$1,176
% of sales	(37.4)%	4.4%	(8.6)%	4.5%
Supply chain services	69	69	232	199
% of sales	3.0%	2.9%	3.1%	2.7%
Corporate	(19)	(16)	(67)	(108)

Total operating earnings (loss)	(2,891)	395	(2,093)	1,267
% of sales	(28.4)%	3.9%	(6.2)%	3.7%
Interest expense, net	143	164	474	550

Earnings (loss) before income taxes	(3,034)	231	(2,567)	717
Income tax provision (benefit)	(90)	90	87	280

Net earnings (loss)	$(2,944)	$141	$(2,654)	$437

(1)	Retail food operating loss for the third quarter and year-to-date ended November 29, 2008 reflects the preliminary estimate of goodwill and asset impairment charges of $3,250 related to the write-down of goodwill and other intangible assets required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The impairment charges are subject to finalization of fair values which the Company will complete in the fourth quarter of fiscal 2009.
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
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Third Quarter Ended
	November 29,	% of	December 1,	% of
	2008	Net sales	2007	Net sales
Net sales	$10,171	100.0%	$10,211	100.0%
Cost of sales	7,891	77.6	7,941	77.8

Gross profit	2,280	22.4	2,270	22.2
Selling and administrative expenses	1,921	18.9	1,875	18.3
Goodwill and intangible asset impairment charges	3,250	32.0	—	—

Operating earnings (loss)	(2,891)	(28.4)	395	3.9
Interest expense, net	143	1.4	164	1.6

Earnings (loss) before income taxes	(3,034)	(29.8)	231	2.3
Income tax provision (benefit)	(90)	(0.9)	90	0.9

Net earnings (loss)	$(2,944)	(28.9)%	$141	1.4%

Net earnings (loss) per share—basic	$(13.95)		$0.67
Net earnings (loss) per share—diluted	$(13.95)		$0.66
Dividends declared per share	$0.1725		$0.1700
Weighted average number of shares outstanding:
Basic	211		211
Diluted	211		214
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Year-to-Date Ended
	November 29,	% of	December 1,	% of
	2008	Net sales	2007	Net sales
Net sales	$33,744	100.0%	$33,661	100.0%
Cost of sales	26,110	77.4	25,975	77.2

Gross profit	7,634	22.6	7,686	22.8
Selling and administrative expenses	6,477	19.2	6,419	19.1
Goodwill and intangible asset impairment charges	3,250	9.6	—	—

Operating earnings (loss)	(2,093)	(6.2)	1,267	3.7
Interest expense, net	474	1.4	550	1.6

Earnings (loss) before income taxes	(2,567)	(7.6)	717	2.1
Income tax provision	87	0.3	280	0.8

Net earnings (loss)	$(2,654)	(7.9)%	$437	1.3%

Net earnings (loss) per share—basic	$(12.56)		$2.06
Net earnings (loss) per share—diluted	$(12.56)		$2.03
Dividends declared per share	$0.515		$0.505
Weighted average number of shares outstanding:
Basic	211		211
Diluted	211		216
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	November 29,	February 23,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$405	$243
Receivables, less allowances for doubtful accounts of $12 and $14, respectively	914	951
Inventories	3,256	2,776
Other current assets	218	177

Total current assets	4,793	4,147

Property, plant and equipment, less accumulated depreciation and amortization of $4,265 and $3,579, respectively	7,581	7,533
Goodwill	3,967	6,957
Intangible assets, net	1,656	1,952
Other assets	643	473

Total assets	$18,640	$21,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,611	$3,354
Current maturities of long-term debt and capital lease obligations	528	331
Other current liabilities	985	922

Total current liabilities	5,124	4,607

Long-term debt and obligations under capital leases	8,357	8,502
Other liabilities	1,937	2,000
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,848	2,822
Accumulated other comprehensive losses	(94)	(95)
Retained earnings	780	3,543
Treasury stock, at cost, 18 shares	(542)	(547)

Total stockholders’ equity	3,222	5,953

Total liabilities and stockholders’ equity	$18,640	$21,062

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)

		Capital in		Accumulated
		Excess		Other		Total
	Common	of Par	Treasury	Comprehensive	Retained	Stockholders’	Comprehensive
	Stock	Value	Stock	Losses	Earnings	Equity	Income
Balances as of February 24, 2007	$229	$2,708	$(499)	$(235)	$3,103	$5,306

Effects of changing pension plan measurement date pursuant to SFAS No. 158 (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	593	593	$593
Pension and other postretirement activity (net of tax of $70)	—	—	—	108	—	108	108
Sales of common stock under option plans	—	3	141	—	—	144	—
Cash dividends declared on common stock $0.6750 per share	—	—	—	—	(143)	(143)	—
Compensation under employee incentive plans	—	49	(4)	—	—	45	—
Shares issued in settlement of zero-coupon convertible debentures and mandatory convertible securities	1	62	33	—	—	96	—
Purchase of shares for treasury	—	—	(218)	—	—	(218)	—

Balances as of February 23, 2008	230	2,822	(547)	(95)	3,543	5,953	$701

(Unaudited)
Net loss	—	—	—	—	(2,654)	(2,654)	$(2,654)
Pension and other postretirement activity	—	—	—	1	—	1	1
Sales of common stock under option plans	—	3	12	—	—	15	—
Cash dividends declared on common stock $0.5150 per share	—	—	—	—	(109)	(109)	—
Compensation under employee incentive plans	—	23	16	—	—	39	—
Purchase of shares for treasury	—	—	(23)	—	—	(23)	—

Balances as of November 29, 2008	$230	$2,848	$(542)	$(94)	$780	$3,222	$(2,653)

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-to-Date Ended
	November 29,	December 1,
	2008	2007
Cash flows from operating activities
Net earnings (loss)	$(2,654)	$437
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	3,250	—
Depreciation and amortization	823	788
LIFO charge	58	27
Gain on sale of assets	(17)	(4)
Deferred income taxes	(123)	(8)
Stock-based compensation	36	42
Other	(10)	(4)
Changes in operating assets and liabilities, net of effects from acquisition and dispositions of businesses	(279)	(277)

Net cash provided by operating activities	1,084	1,001

Cash flows from investing activities
Proceeds from sale of assets	93	140
Purchases of property, plant and equipment	(934)	(789)
Other	15	18

Net cash used in investing activities	(826)	(631)

Cash flows from financing activities
Proceeds from issuance of long-term debt	396	11
Repayment of long-term debt	(316)	(328)
Proceeds from settlement of mandatory convertible securities	—	52
Payment of obligations under capital leases	(54)	(43)
Net proceeds from the sale of common stock under option plans and related tax benefits	10	154
Dividends paid	(109)	(106)
Payment for purchase of treasury shares	(23)	(218)

Net cash used in financing activities	(96)	(478)

Net increase (decrease) in cash and cash equivalents	162	(108)
Cash and cash equivalents at beginning of year	243	285

Cash and cash equivalents at the end of period	$405	$177

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor of two wholesale grocery firms established in the 1870’s. SUPERVALU is one of the largest companies in the United States grocery channel.
The Company conducts its retail operations throughout the United States under three retail food store formats: combination stores (defined as food and pharmacy), food stores and limited assortment food stores. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel. As of the close of the third quarter ended November 29, 2008, the Company conducted its retail food operations through a total of 2,460 retail stores, including 862 licensed limited assortment food stores.
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the 12 weeks and 40 weeks ended November 29, 2008 and December 1, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008. The results of operations for the 12 weeks and 40 weeks ended November 29, 2008 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 23, 2008 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008. References to SUPERVALU and the Company refer to SUPERVALU INC. and its subsidiaries.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which includes 13 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying November 29, 2008 and February 23, 2008 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertsons, Inc. as of November 27, 2008 and February 21, 2008, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of November 29, 2008 and February 23, 2008, the Company had net book overdrafts of $429 and $371, respectively.
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

Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is calculated using net earnings (loss) available to stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities. As a result of the net loss for the third quarter and year-to-date ended November 29, 2008, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of diluted net loss per share.
The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Third Quarter Ended		Year-to-Date Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
Net earnings (loss) per share—basic
Net earnings (loss)	$(2,944)	$141	$(2,654)	$437
Less: undistributed earnings allocable to contingently convertible debentures	—	—	—	(1)

Net earnings (loss) available to common stockholders	$(2,944)	$141	$(2,654)	$436

Weighted average shares outstanding—basic	211	211	211	211
Net earnings (loss) per share—basic	$(13.95)	$0.67	$(12.56)	$2.06

Net earnings (loss) per share—diluted
Net earnings (loss)	$(2,944)	$141	$(2,654)	$437
Interest expense related to dilutive contingently convertible debentures, net of tax	—	—	—	1

Net earnings (loss) used for diluted net earnings (loss) per share calculation	$(2,944)	$141	$(2,654)	$438

Weighted average shares outstanding	211	211	211	211
Dilutive impact of options and restricted stock outstanding	—	3	—	4
Dilutive impact of convertible securities	—	—	—	1

Weighted average shares outstanding—diluted	211	214	211	216

Net earnings (loss) per share—diluted	$(13.95)	$0.66	$(12.56)	$2.03
Options and restricted stock of 23 and 21 shares were outstanding during the 12 weeks and 40 weeks ended November 29, 2008, respectively, but were excluded from the computation of diluted net loss per share as the effect of their inclusion would be antidilutive when applied to a net loss. Options and restricted stock of 7 and 6 shares were outstanding during the 12 weeks and 40 weeks ended December 1, 2007, respectively, but were excluded from the computation of diluted net earnings per share because they were antidilutive.
NOTE 2 — NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 became effective for the Company on February 24, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect on the consolidated financial statements of the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis for all business combinations for which the acquisition date is on or after the effective date, with the exception of the accounting for adjustments to income tax-related amounts, which is applied to acquisitions that closed prior to the effective date. The adoption of SFAS No. 141(R) to prior acquisitions for adjustments to income tax-related amounts is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective February 28, 2009 for the Company, with early adoption permitted. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2008, the FASB approved FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis to intangible assets acquired on or after the effective date, with early adoption prohibited.
In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.
NOTE 3 — GOODWILL AND INTANGIBLE ASSETS
As of November 29, 2008, the Company had approximately $3,967 of Goodwill; $3,161 related to its Retail food segment and $806 related to its Supply chain services segment.
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February	Additions/		Other Net	November 29,
	23, 2008	Amortization	Impairment	Adjustments	2008
Goodwill	$6,957	$—	$(3,000)	$10	$3,967

Intangible assets:
Trademarks and tradenames — indefinite-lived	$1,370	$—	$(250)	$—	$1,120
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $187 and $141 as of November 29, 2008 and February 23, 2008, respectively)	717	7	—	(8)	716
Non-compete agreements (accumulated amortization of $10 and $9 as of November 29, 2008 and February 23, 2008, respectively)	15	2	—	—	17

Total intangible assets	2,102	9	(250)	(8)	1,853
Accumulated amortization	(150)	(50)		3	(197)

Total intangible assets, net	$1,952				$1,656

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the third quarter of fiscal 2009 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. Consistent with SFAS No. 142, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets at the end of the third quarter of fiscal 2009. Although this analysis has not been completed due to its complexity, based on the work performed to date the Company has recorded a preliminary estimate of impairment charges of $3,250, comprised of $3,000 of goodwill and $250 of indefinite-lived intangibles. The impairment charges are subject to finalization of fair values which the Company will complete in the fourth quarter of fiscal 2009. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the analysis is finalized.

Amortization expense of intangible assets with a definite life was $50 and $58 for the 40 weeks ended November 29, 2008 and December 1, 2007, respectively. Future amortization expense will be approximately $53 per fiscal year for each of the next five fiscal years.
NOTE 4 — RESERVES FOR CLOSED PROPERTIES
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
Changes in the Company’s reserves for closed properties consisted of the following:

	February 23,			November 29,
	2008	Payments	Adjustments	2008
Reserves for closed properties	$97	$(17)	$—	$80

NOTE 5 — DEBT
The following table details the Company’s outstanding debt obligations. For debt assumed in an acquisition, stated interest rates are followed by the effective rates in parentheses resulting from purchase accounting fair value adjustments.

	November	February 23,
	29, 2008	2008
6.01% to 8.70% (5.44% to 8.97%) Senior Notes, Medium Term Notes and Debentures due through May 2037 (face amount $5,230)	$5,021	$5,133
2.01% to 4.00% Revolving Credit Facility and Variable Rate Notes	2,132	1,933
2.53% Accounts Receivable Securitization Facility	276	272
0.78% to 1.15% Variable Rate Industrial Revenue Bonds	42	47
3.93% to 10.74% (3.93% to 7.75%) Secured Mortgages, secured by assets with a net book value of $68, due through May 2014 (face amount $39)	40	46
Other	18	20

	7,529	7,451
Less current maturities	(461)	(267)

Long-term debt	$7,068	$7,184

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
In May 2008, the Company amended and extended its 364-day accounts receivable securitization program. The Company can continue to borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.225 percent to 2.00 percent, based on the Company’s credit ratings. The facility fee in effect on November 29, 2008, based on the Company’s current credit ratings, is 0.25 percent. As of November 29, 2008, there were $366 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.

As of November 29, 2008, the Company had $701 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 6 — INCOME TAXES
The Company's effective tax rate was 3.0 percent and 3.4 percent for the 12 weeks and 40 weeks ended November 29, 2008, respectively, compared to 39.0 percent for both the 12 weeks and 40 weeks ended December 1, 2007. The tax rate for fiscal 2009 reflects the impact of the impairment charges, the majority of which are non-deductible for income tax purposes. Excluding the impact of the impairment charges, the effective tax rate was 39.0 percent and 38.2 percent for the 12 weeks and 40 weeks ended November 29, 2008, respectively. The effective tax rate for fiscal 2008 was 39.3 percent.
NOTE 7 — STOCK-BASED AWARDS
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
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $8 and $36 for the 12 weeks and 40 weeks ended November 29, 2008, respectively, compared to $5 and $42 for the 12 weeks and 40 weeks ended December 1, 2007, respectively.
During the 40 weeks ended November 29, 2008, the Company granted approximately 4 stock options. The weighted average grant date fair value of the stock options granted during the 40 weeks ended November 29, 2008 was $7.92.
To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 40 weeks ended November 29, 2008 were as follows:

Dividend yield	2.0%
Volatility rate	28.1 – 36.4%
Risk-free interest rate	2.0 – 3.6%
Expected option life	1.0 – 5.4 years
NOTE 8 — TREASURY STOCK PURCHASE PROGRAM
On May 28, 2008, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs. The Company did not repurchase any shares during the 12 weeks ended November 29, 2008. During the 40 weeks ended November 29, 2008, the Company purchased 0.6 shares under this program at an average cost of $25.88 per share. As of November 29, 2008, there remained $53 available to repurchase the Company’s common stock.
The Company did not repurchase any shares during the 12 weeks ended November 29, 2008 under the previously existing share repurchase program. During the 40 weeks ended November 29, 2008, the Company purchased 0.2 shares under the previously existing share repurchase program at an average cost of $30.01 per share. The Company did not repurchase any shares during the 12 weeks ended December 1, 2007 under the previously existing share repurchase program. During the 40 weeks ended December 1, 2007, the Company purchased 5 shares under the previously existing share repurchase program at an average cost of $45.05 per share.

NOTE 9 — BENEFIT PLANS
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
Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans is as follows:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
Service cost	$2	$6	$—	$—
Interest cost	30	29	3	2
Expected return on assets	(33)	(32)	—	—
Amortization of net actuarial loss	—	2	—	1

Net periodic benefit (income) expense	$(1)	$5	$3	$3

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
Service cost	$6	$22	$1	$1
Interest cost	99	95	8	7
Expected return on assets	(108)	(104)	—	—
Amortization of prior service benefit	—	—	(1)	(1)
Amortization of net actuarial loss	—	10	2	4
Curtailment	—	6	—	—

Net periodic benefit (income) expense	$(3)	$29	$10	$11

During the 40 weeks ended November 29, 2008, the Company made contributions of approximately $17 to its pension plans and $1 to its other postretirement benefit plans.

NOTE 10 — COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of November 29, 2008. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 22 years, with a weighted average remaining term of approximately 11 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. The Company reviews performance risk related to its guarantees of affiliated retailers on a quarterly basis based on internal measures of credit performance. As of November 29, 2008, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $167 and represented approximately $94 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the quarterly review of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 29, 2008, the Company had approximately $2,125 of non-cancelable future purchase obligations primarily related to supply contracts.
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

In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”), Inmar, Inc., Carolina Manufacturer’s Services, Inc., Carolina Coupon Clearing, Inc. and Carolina Services, in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
NOTE 11 — SEGMENT INFORMATION
Refer to page 2 for the Company’s segment information.
NOTE 12 — SUBSEQUENT EVENT
On January 7, 2009, the Company announced that it expects to incur pre-tax charges in the range of $150 to $200 in the fourth quarter of fiscal 2009 related to closing certain non-strategic store locations and other cost mitigation efforts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
OVERVIEW
SUPERVALU is one of the largest grocery companies in the United States. The Company operates in two segments of the grocery industry, Retail food and Supply chain services, primarily wholesale distribution, across the United States retail grocery channel. As of November 29, 2008, the Company has approximately 190,000 employees, 2,500 owned and licensed stores, 900 in-store pharmacies and 130 fuel centers.
The unprecedented decline in the economy and continuing credit market turmoil during the third quarter of fiscal 2009 combined with high food inflation and energy costs continue to negatively impact consumer confidence and spending. If these trends continue, it could lead to further reduced consumer spending which could impact the Company’s sales growth. For the full year, identical store retail sales growth (which is defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) is projected to be approximately negative 1.0 percent. The Company is committed to maintaining its financial flexibility and investing prudently for the long term.
RESULTS OF OPERATIONS
In the third quarter of fiscal 2009, net sales were $10,171 and net loss was $2,944, or $13.95 per basic and diluted share. Results for the third quarter of fiscal 2009 include the preliminary estimate of non-cash goodwill and intangible asset impairment charges of $3,250 before tax or $3,076 after tax, or $14.57 per diluted share, as more fully described below. In the third quarter of fiscal 2008, net sales were $10,211 and net earnings were $141, or $0.67 per basic share and $0.66 per diluted share. Results for the third quarter of fiscal 2008 included acquisition-related costs (defined as one-time transaction costs associated with the acquisition of New Albertsons, Inc., which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $7 after tax, or $0.03 per diluted share.
Year-to-date for fiscal 2009, net sales were $33,744 and net loss was $2,654, or $12.56 per basic and diluted share. Year-to-date results for fiscal 2009 include the preliminary estimate of goodwill and intangible asset impairment charges of $3,250 before tax or $3,076 after tax, or $14.54 per diluted share, as more fully described below. Year-to-date results for fiscal 2009 also include acquisition-related costs of $8 after tax, or $0.04 per diluted share. Year-to-date for fiscal 2008, net sales were $33,661 and net earnings were $437, or $2.06 per basic share and $2.03 per diluted share. Results for fiscal 2008 year-to-date included acquisition-related costs of $36 after tax, or $0.16 per diluted share.
THIRD QUARTER RESULTS
Net Sales
Net sales for the third quarter of fiscal 2009 were $10,171 compared with $10,211 last year, primarily reflecting a decrease in Supply chain services sales. Retail food sales were 77.3 percent of Net sales and Supply chain services sales were 22.7 percent of Net sales for the third quarter of fiscal 2009, compared with 77.0 percent and 23.0 percent, respectively, last year.
Retail food net sales for the third quarter of fiscal 2009 were $7,861 compared with $7,858 last year. New store growth was offset by the impact of store closures and negative identical store retail sales. Identical store retail sales growth for the third quarter of fiscal 2009 compared to last year was negative 0.5 percent as a result of soft sales and higher levels of competitive activity.
Total retail square footage at the end of the third quarter of fiscal 2009 was approximately 71 million. Total retail square footage decreased 0.3 percent from the third quarter of fiscal 2008. Total retail square footage, excluding store closures, increased 2.0 percent over the third quarter of fiscal 2008.
Supply chain services net sales for the third quarter of fiscal 2009 were $2,310 compared with $2,353 last year, reflecting the on-going transition of a national retailer’s volume to self-distribution and customer attrition, which was partially offset by the pass through of inflation and new business growth.

Gross Profit
Gross profit, as a percent of Net sales, increased 20 basis points to 22.4 percent in the third quarter of fiscal 2009 compared to 22.2 percent last year. The increase primarily reflects the benefit of merchandising initiatives, higher margins on fuel and a favorable impact from the change in business segment mix, partially offset by higher LIFO charges.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 18.9 percent in the third quarter of fiscal 2009 compared to 18.3 percent last year, primarily reflecting increases in employee-related costs and depreciation expense and an unfavorable impact from the change in business segment mix, partially offset by lower acquisition-related costs.
Goodwill and intangible asset impairment charges
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the third quarter of fiscal 2009 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. Consistent with SFAS No. 142, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets at the end of the third quarter of fiscal 2009. Although this analysis has not been completed due to its complexity, based on the work performed to date the Company has recorded a preliminary estimate of impairment charges of $3,250, comprised of $3,000 of goodwill and $250 of indefinite-lived intangibles. The impairment charges are subject to finalization of fair values which the Company will complete in the fourth quarter of fiscal 2009. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the analysis is finalized.
Operating Earnings (Loss)
Operating loss for the third quarter of fiscal 2009 was $2,891 compared with operating earnings of $395 last year. Retail food operating loss for the third quarter of fiscal 2009 was $2,941 compared with operating earnings of $342 last year, reflecting $3,250 of goodwill and intangible asset impairment charges with the remaining decrease of $33, or 50 basis points, primarily attributable to higher employee-related costs and occupancy costs partially offset by higher gross margins and acquisition synergies.
Supply chain services operating earnings for the third quarter of fiscal 2009 were $69, or 3.0 percent of Supply chain services net sales, compared with $69, or 2.9 percent of Supply chain services net sales last year.
Net Interest Expense
Net interest expense was $143 in the third quarter of fiscal 2009 compared with $164 last year, primarily reflecting lower debt levels and the benefit of lower borrowing rates on floating rate debt in the third quarter of fiscal 2009.
Income Tax Provision (Benefit)
The income tax benefit was $90, or 3.0 percent of loss before income taxes, in the third quarter of fiscal 2009 compared with income tax expense of $90, or 39.0 percent of earnings before income taxes, last year. The tax rate for the third quarter of fiscal 2009 reflects the impact of the impairment charges, the majority of which are non-deductible for income tax purposes. Excluding the impact of the impairment charges, the effective tax rate for the third quarter of fiscal 2009 was 39.0 percent.
Net Earnings (Loss)
Net loss was $2,944, or $13.95 per basic and diluted share, in the third quarter of fiscal 2009 compared with net earnings of $141, or $0.67 per basic share and $0.66 per diluted share last year. Net loss for the third quarter of fiscal 2009 includes the preliminary estimate of goodwill and intangible asset impairment charges of $3,076 after tax, or $14.57 per diluted share.
YEAR-TO-DATE RESULTS
Net Sales
Net sales for fiscal 2009 year-to-date increased to $33,744 compared with $33,661 last year, primarily reflecting an increase in Supply chain services sales. Retail food sales were 77.5 percent of Net sales and Supply chain services sales were 22.5 percent of Net sales for fiscal 2009 year-to-date, compared with 78.0 percent and 22.0 percent, respectively, last year.
Retail food net sales for fiscal 2009 year-to-date were $26,168 compared with $26,259 last year. New store growth was offset by the impact of store closures and negative identical store retail sales. Identical store retail sales growth for fiscal 2009 year-to-date compared to last year was negative 0.9 percent, as a result of soft sales and higher levels of competitive activity.

Supply chain services net sales for fiscal 2009 year-to-date were $7,576 compared with $7,402 last year. The increase primarily reflects the pass through of inflation and new business growth, partially offset by normal customer attrition and the on-going transition of a national retailer’s volume to self-distribution.
Gross Profit
Gross profit, as a percent of Net sales, decreased 20 basis points to 22.6 percent for fiscal 2009 year-to-date compared to 22.8 percent last year. The decrease is primarily attributable to investments in price and higher levels of promotional spending as well as an unfavorable impact attributable to the change in business segment mix.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, increased 10 basis points to 19.2 percent for fiscal 2009 year-to-date compared to 19.1 percent last year, primarily reflecting higher employee-related costs and occupancy costs partially offset by a favorable impact attributable to the change in business segment mix.
Goodwill and intangible asset impairment charges
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the third quarter of fiscal 2009 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. Consistent with SFAS No. 142, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets at the end of the third quarter of fiscal 2009. Although this analysis has not been completed due to its complexity, based on the work performed to date the Company has recorded a preliminary estimate of impairment charges of $3,250, comprised of $3,000 of goodwill and $250 of indefinite-lived intangibles. The impairment charges are subject to finalization of fair values which the Company will complete in the fourth quarter of fiscal 2009. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the analysis is finalized.
Operating Earnings (Loss)
Operating loss for fiscal 2009 year-to-date was $2,093 compared with operating earnings of $1,267 last year. Retail food operating loss for fiscal 2009 year-to-date was $2,258, compared with operating earnings of $1,176 last year, reflecting $3,250 of goodwill and intangible asset impairment charges with the remaining decrease of $184, or 70 basis points, primarily attributable to investments in price, higher promotional spending and higher occupancy costs partially offset by acquisition synergies.
Supply chain services operating earnings for fiscal 2009 year-to-date were $232, or 3.1 percent of Supply chain services net sales, compared with $199, or 2.7 percent of Supply chain services net sales last year, primarily reflecting improved sales leverage and cost reduction initiatives.
Net Interest Expense
Net interest expense was $474 for fiscal 2009 year-to-date compared with $550 last year, primarily reflecting lower debt levels and the benefit of lower borrowing rates on floating rate debt in fiscal 2009.
Income Tax Provision
Income tax expense was $87, or 3.4 percent of loss before income taxes, for fiscal 2009 year-to-date compared with $280, or 39.0 percent of earnings before income taxes, last year. The tax rate for fiscal 2009 year-to-date reflects the impact of the impairment charges recorded in the third quarter of fiscal 2009, the majority of which are non-deductible for income tax purposes, and non-taxable life insurance proceeds received during the second quarter of fiscal 2009. Excluding the impact of the impairment charges, the effective tax rate for fiscal 2009 year-to-date was 38.2 percent. The effective tax rate for fiscal 2008 was 39.3 percent.
Net Earnings (Loss)
Net loss was $2,654, or $12.56 per basic and diluted share, for fiscal 2009 year-to-date compared with net earnings of $437, or $2.06 per basic share and $2.03 per diluted share last year. Net loss for fiscal 2009 year-to-date includes the preliminary estimate of goodwill and intangible asset impairment charges of $3,076 after tax, or $14.54 per diluted share.
SUBSEQUENT EVENT
On January 7, 2009, the Company announced that it expects to incur pre-tax charges in the range of $150 to $200 in the fourth quarter of fiscal 2009 related to closing certain non-strategic store locations and other cost mitigation efforts.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $1,084 for fiscal 2009 year-to-date compared with $1,001 last year.
Net cash used in investing activities was $826 for fiscal 2009 year-to-date compared with $631 last year. The increase is primarily attributable to higher capital spending in the first 40 weeks of fiscal 2009 compared to last year. Fiscal 2009 year-to-date capital spending relates primarily to store remodeling activity, new retail stores and technology expenditures.
Net cash used in financing activities was $96 for fiscal 2009 year-to-date compared with $478 last year. The decrease is primarily attributable to increased proceeds received from the issuance of long-term debt due to higher levels of capital spending in fiscal 2009 year-to-date compared to last year.
Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities. Although there can be no assurances in these difficult economic times for financial institutions, the Company believes that the lenders participating in its credit facilities will be willing and able to provide financing to the Company in accordance with their legal obligations under the credit facilities. While the Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the current decline in the global financial markets may negatively impact the Company’s ability to access the capital markets in a timely manner and on attractive terms. Management believes that the Company’s cash flows and revolving credit facility will be more than sufficient to meet the Company’s financing needs through fiscal 2011 should the capital markets remain unattractive. However, the Company fully intends to access these markets as conditions allow.
The Company has senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). The rates in effect on outstanding borrowings under the facilities as of November 29, 2008, based on the current credit rating of the facilities, were 0.20 percent for the facility fees, LIBOR plus 0.875 percent for Term Loan A, LIBOR plus 1.25 percent for Term Loan B, LIBOR plus 1.00 percent for LIBOR revolving advances and Prime Rate for base rate revolving advances.
All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.
The senior secured credit facilities also contain various financial covenants, including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.20 to 1 for each of the fiscal quarters ending up through December 30, 2008, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.25 to 1 for each of the fiscal quarters ending up through December 30, 2008 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of November 29, 2008, the Company was in compliance with the covenants of the senior secured credit facilities.
Borrowings under Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date, June 1, 2006. Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date. Prepayments shall be applied pro rata to the remaining amortization payments.
As of November 29, 2008, there were $479 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $534, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,119, of which $11 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $377 and the unused available credit under the Revolving Credit Facility was $1,144. The Company also had $4 of outstanding letters of credit issued under separate agreements with financial institutions. Letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.4 percent on the outstanding balance of the letters of credit.
In May 2008, the Company amended and extended its 364-day accounts receivable securitization program. The Company can continue to borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.225 percent to 2.00 percent, based on the Company’s credit ratings. The facility fee in effect on November 29, 2008, based on the Company’s current credit ratings, is 0.25 percent. As of November 29, 2008, there were $366 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.

As of November 29, 2008, the Company had $701 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
The Company has $202 of debentures that contain put options exercisable in May 2009 classified as current that would require the Company to repay borrowed amounts prior to the scheduled maturity in May 2037.
The Company remains in compliance with all of its debt covenants.
Capital spending during the third quarter of fiscal 2009 was approximately $273, including approximately $4 in capital leases. Capital spending year-to-date for fiscal 2009 was approximately $949, including approximately $15 in capital leases. Capital spending primarily included store remodeling activity, new retail stores and technology expenditures. The Company’s capital spending for fiscal 2009 is projected to be approximately $1,200, including capital leases.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of November 29, 2008. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 22 years, with a weighted average remaining term of approximately 11 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. The Company reviews performance risk related to its guarantees of affiliated retailers on a quarterly basis based on internal measures of credit performance. As of November 29, 2008, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $167 and represented approximately $94 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the quarterly review of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 29, 2008, the Company had approximately $2,125 of non-cancelable future purchase obligations primarily related to supply contracts.
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
The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 10 — Commitments, Contingencies and Off-Balance Sheet Arrangements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 became effective for the Company on February 24, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect on the consolidated financial statements of the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis for all business combinations for which the acquisition date is on or after the effective date, with the exception of the accounting for adjustments to income tax-related amounts, which is applied to acquisitions that closed prior to the effective date. The adoption of SFAS No. 141(R) to prior acquisitions for adjustments to income tax-related amounts is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective February 28, 2009 for the Company, with early adoption permitted. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB approved FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis to intangible assets acquired on or after the effective date, with early adoption prohibited.
In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.
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
Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of the Company’s Quarterly Report on Form 10-Q for the second quarter ended September 6, 2008 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
Economic and Industry Conditions
•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Changes in interest rates

•	The outcome of negotiations with partners, governments, suppliers, unions or customers
Competitive Practices
•	The Company’s ability to attract and retain customers

•	The Company’s ability to hire, train or retain employees

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

•	The impact of consolidation in the retail food and supply chain services industries

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional practices of competitors

•	The ability to successfully improve buying practices and shrink

•	The increase in Own Brand penetration could impact identical store retail sales growth
Food Safety
•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concern, whether or not valid
Integration of Acquired Businesses
•	Our ability to successfully combine our operations with any businesses we have acquired or may acquire, to achieve expected synergies and to minimize the diversion of management’s attention and resources
Store Expansion and Remodeling
•	Potential delays in the development, construction or start-up of planned projects

•	Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business
Liquidity
•	Additional funding requirements to meet anticipated debt payments and capital needs

•	The impact of acquisitions on our level of indebtedness, debt ratings, costs and future financial flexibility

•	The impact of the recent turmoil in the financial markets on the availability and cost of credit
Labor Relations
•	Potential work disruptions resulting from labor disputes
Employee Benefit Costs
•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations
Regulatory Matters
•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses
Self-Insurance
•	Variability in actuarial projection regarding workers’ compensation and general and automobile liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

•	Significant volatility in the amount and timing of payments
Legal and Administrative Proceedings
•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology
•	Difficulties in developing, maintaining or upgrading information technology systems
Security
•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, data theft, information espionage, or other criminal activity directed at the food and drug industry, the transportation industry or computer or communications systems
Severe Weather, Natural Disasters and Adverse Climate Changes
•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, its customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain
Transition Support Services
•	Our ability to provide transition support services to the purchasers of the non-core supermarket business of Albertsons in a cost effective and non-disputed manner with minimal diversion of management time
Accounting Matters
•	Changes in accounting standards that impact our financial statements
•	Changes in the preliminary estimate of impairment charges, which the Company expects to finalize in the fourth quarter of fiscal 2009

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2008 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of November 29, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
In connection with the evaluation described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Each of the legal proceedings discussed below has been previously discussed in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended June 14, 2008 and September 6, 2008.
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
In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”), Inmar, Inc., Carolina Manufacturer’s Services, Inc., Carolina Coupon Clearing, Inc. and Carolina Services, in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Item 1A of the Company’s Quarterly Report on Form 10-Q for the second quarter ended September 6, 2008, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties could have a material impact on the Company’s business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
	Total Number	Average	Treasury Stock	Treasury Stock
(in millions, except shares and per share amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
September 7, 2008 to October 4, 2008	1,636	$22.42	—	2,588,478
Second four weeks
October 5, 2008 to November 1, 2008	852	$20.57	—	3,750,022
Third four weeks
November 2, 2008 to November 29, 2008	2,770	$14.43	—	4,483,653

Totals	5,258	$17.91	—	4,483,653

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods, except for the thirteenth period of fiscal 2009 which includes 35 days. The third quarter of fiscal 2009 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 5,258 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On May 28, 2008, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Restated Bylaws, as amended December 3, 2008, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on December 3, 2008.
4.1	Supplemental Indenture No. 3 dated as of December 29, 2008, between NAI, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee.
10.1	SUPERVALU Executive Deferred Compensation Plan (2008 Statement) *
10.2	SUPERVALU Directors’ Deferred Compensation Plan (2009 Restatement) *
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)
Dated: January 8, 2009	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibit

3.1	Restated Bylaws, as amended December 3, 2008, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on December 3, 2008.
4.1	Supplemental Indenture No. 3 dated as of December 29, 2008, between NAI, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee.
10.1	SUPERVALU Executive Deferred Compensation Plan (2008 Statement) *
10.2	SUPERVALU Directors’ Deferred Compensation Plan (2009 Restatement) *
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.