Form 10-K
period 2009-02-28
SUPERVALU INC
filed 2009-04-28
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-5418

SUPERVALU INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-0617000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11840 VALLEY VIEW ROAD EDEN PRAIRIE, MINNESOTA	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 5, 2008 was approximately $5,026,733,967 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).

As of April 24, 2009, there were 211,598,297 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

SUPERVALU INC.

Annual Report on Form 10-K

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT

Any statements contained in this Annual Report on Form 10-K regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU INC. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

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

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Changes in interest rates

•	The outcome of negotiations with partners, governments, suppliers, unions or customers

•	Narrow profit margins in the grocery industry

Competitive Practices

•	Our ability to attract and retain customers

•	Our ability to hire, train or retain employees

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	Declines in the retail sales activity of our Supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

•	The impact of consolidation in the retail food and supply chain services industries

•	The success of our promotional and sales programs and our ability to respond to the promotional practices of competitors

•	The ability to successfully improve buying practices and shrink

•	The increase in the penetration of our Own Brands private label program could impact identical store retail sales growth

Food Safety

•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concern, whether or not valid

Integration of Acquired Businesses

•	Our ability to successfully combine our operations with any businesses we have acquired or may acquire, to achieve expected synergies and to minimize the diversion of management’s attention and resources

Store Expansion and Remodeling

•	Potential delays in the development, construction or start-up of planned projects

•	Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	Additional funding requirements to meet anticipated debt payments and capital needs

•	The impact of acquisitions on our level of indebtedness, debt ratings, costs and future financial flexibility

•	The impact of the recent turmoil in the financial markets on the availability and cost of credit

Labor Relations

•	Potential work disruptions resulting from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

Regulatory Matters

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

Self-Insurance

•	Variability in actuarial projection regarding workers’ compensation and general and automobile liability

•	Potential increase in the number or severity of claims for which we are self-insured

•	Significant volatility in the amount and timing of payments

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Difficulties in developing, maintaining or upgrading information technology systems

Security

•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, data theft, information espionage, or other criminal activity directed at the food and drug industry, the transportation industry or computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect us, our customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Accounting Matters

•	Changes in accounting standards that impact our financial statements

PART I

ITEM 1.	BUSINESS

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

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under the following banners: Acme Markets, Albertsons, Bristol Farms, bigg’s, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Save-A-Lot, Shaw’s Supermarkets, Shop ’n Save, Shoppers Food & Pharmacy and Star Markets. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel.

All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per share data and where otherwise noted.

On June 2, 2006, the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating approximately 1,125 stores under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-on banners, 10 distribution centers and certain regional and corporate offices (the “Acquisition”). As part of the Acquisition, the Company acquired the Albertsons, Acme Markets, Bristol Farms, Jewel, Osco, Sav-on and Shaw’s Supermarkets trademarks and tradenames (the “Acquired Trademarks”). The Acquisition greatly increased the size of the Company. Results of operations for fiscal 2007 include 38 weeks of operating results of the Acquired Operations.

SUPERVALU is focused on long-term retail growth through targeted new store development, remodel activities, licensee growth and acquisitions. During fiscal 2009, the Company added 44 new stores through new store development and closed 97 stores. The Company leverages its distribution operations by providing wholesale distribution and logistics and service solutions to its independent retail customers through its Supply chain services segment.

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

Financial Information About Reportable Segments

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment is an aggregation of the Company’s retail operating segments, which are primarily organized based on geography. The Retail food reportable segment derives revenues from the sale of groceries at retail locations operated by the Company (both the Company’s own stores and stores licensed by the Company). The Supply chain services reportable segment derives revenues from wholesale distribution to independently-owned retail food stores, mass merchants and other customers (collectively referred to as “independent retail customers”) and logistics support services. Substantially all of the Company’s operations are domestic. Refer to the

Consolidated Segment Financial Information set forth in Part II, Item 8 of this Annual Report on Form 10-K for financial information concerning the Company’s operations by reportable segment.

Retail Food

As of February 28, 2009, the Company conducted its Retail food operations through a total of 2,421 retail stores, including 862 licensed Save-A-Lot stores. The Company conducts its retail operations throughout the United States under three retail food store formats: combination stores (defined as food and pharmacy), food stores and limited assortment food stores. The Company’s Retail food operations are supplied by 23 dedicated distribution centers and nine distribution centers that are part of the Supply chain services segment providing wholesale distribution to both the Company’s own stores and stores of independent retail customers.

Combination stores provide an extensive grocery offering, pharmacy department and expanded sections of general merchandise and health and beauty care. As of February 28, 2009, the Company operated 874 combination stores under the Acme Markets, Albertsons, bigg’s, Cub Foods, Farm Fresh, Jewel-Osco, Sav-on, Shaw’s Supermarkets, Shop ’n Save, Shoppers Food & Pharmacy and Star Markets banners. Typical combination stores carry about 50,000 items and average approximately 60,000 square feet.

Food stores focus their product offerings primarily on grocery departments and generally include many of the same product offerings as combination stores, but on a more limited basis and without a pharmacy. As of February 28, 2009, the Company operated 369 food stores under the Acme Markets, Albertsons, Bristol Farms, Cub Foods, Farm Fresh, Hornbacher’s, Jewel, Lucky, Shaw’s Supermarkets, Shop ’n Save, Shoppers Food & Pharmacy and Star Markets banners. Typical food stores carry about 40,000 items and average approximately 40,000 square feet.

The Company owns 316 limited assortment food stores operating under the Save-A-Lot banner. The Company licenses 862 Save-A-Lot stores to independent operators. Save-A-Lot holds the number one market position, based on revenues, in the extreme value grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock approximately 1,400 primarily custom-branded high-volume food items generally in a single size for each product sold.

Supply Chain Services

The Company’s Supply chain services business primarily provides wholesale distribution of products to independent retailers and is the largest public company food wholesaler in the nation. As of February 28, 2009, the Company was affiliated with approximately 2,000 stores of independent retail customers as their primary grocery supplier, in addition to the Company’s own stores, and approximately 700 additional stores of independent retail customers as a secondary grocery supplier. The Company’s wholesale distribution customers are located in 49 states and include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military.

The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network is comprised of 22 distribution facilities, nine of which supply the Company’s own stores in addition to stores of independent retail customers. Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third-party independent trucking companies or customer-owned trucks. In addition, the Company provides certain facilitative services between its independent retailers and vendors related to products that are delivered directly by suppliers to retail stores under programs established by the Company. These services include sourcing, invoicing and payment services.

The Company also offers third-party logistics solutions through its subsidiary, Total Logistics, Inc. and its Advantage Logistics operations. These operations provide customers with a suite of logistics services, including warehouse management, transportation, procurement, contract manufacturing and logistics engineering and management services.

Own Brands

Our Own Brands, the Company’s private label program, are products produced to the Company’s specification by many suppliers and compete in many areas of the Company’s stores. Own Brands include: the premium brand Culinary Circletm, which offers unique, premium quality products in highly competitive categories; first tier brands, including Wild Harvesttm, Flavoritetm, Richfoodtm, equalinetm, HomeLifetm and several others, which provide shoppers quality national brand equivalent products at a competitive price; and the value brand, Shopper’s Valuetm, which offers budget conscious consumers a quality alternative to national brands at substantial savings.

Products

The Company offers a wide variety of nationally advertised brand name and private brand name products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, pharmacy and fuel, which are sold through the Company’s own and licensed retail food stores to shoppers and through its Supply chain services business to independent retail customers. The Company believes that it has adequate and alternative sources of supply for most of its purchased products. The Company’s Net sales include the product sales of the Company’s own stores, product sales to stores licensed by the Company and product sales of the Company’s Supply chain services business to independent retail customers.

The following table provides additional detail on the percentage of Net sales for each group of similar products sold in the Retail food and Supply chain services segments:

	2009	2008	2007

Retail food:
Nonperishable grocery products(1)	41%	40%	39%
Perishable grocery products(2)	23	23	21
General merchandise and health and beauty care products(3)	6	7	7
Pharmacy products	6	6	6
Fuel	1	1	1
Other	1	1	1

	78	78	75
Supply chain services:
Product sales to independent retail customers	21	21	24
Services to supply chain customers	1	1	1

	22	22	25

Net sales	100%	100%	100%

(1)	Includes such items as dry goods, beverages, dairy and frozen foods

(2)	Includes such items as meat, produce, deli and bakery

(3)	Includes such items as household products, over-the-counter medication, candy, beauty care, personal care, seasonal items and tobacco

Trademarks

The Company offers some independent retail customers the opportunity to franchise a concept or license a service mark. This program helps these customers compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private-label products and other benefits. The Company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, SENTRY, FESTIVAL FOODS, COUNTY MARKET, SHOP ’N SAVE, NEWMARKET, FOODLAND, JUBILEE, SUPERVALU and SUPERVALU PHARMACIES.

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

Working Capital

As of February 28, 2009, working capital consisted of $4,363 in current assets, calculated after adding back the LIFO reserve of $258, and $4,472 in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition

The Company’s Retail food and Supply chain services businesses are highly competitive. The Company believes that the success of its Retail food and Supply chain services businesses are dependent upon the ability of its own stores, as well as the stores of independent retail customers it supplies, to compete successfully with other retail food stores. Principal competition comes from regional and national chains operating under a variety of formats that devote square footage to selling groceries (i.e., combination food and pharmacy stores, food stores, limited assortment food stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods and other specialty and discount retailers), as well as from independent food store operators. The Company believes that the principal competitive factors faced by its own stores, as well as the stores of independent retail customers it supplies, include the location and image of the store, the price, quality and variety of products and the quality and consistency of service.

The traditional wholesale distribution component of the Company’s Supply chain services business competes directly with a number of grocery wholesalers. The Company believes it competes in this business on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees and the location of distribution facilities. The Company’s third-party logistics network competes nationwide in a highly fragmented marketplace, which includes a number of large international and domestic companies, as well as many smaller, more regional competitors. The Company believes that it competes in this business on the basis of warehousing and transportation logistics expertise, cost and the ability to offer both asset and non-asset based solutions as well as to design and manage a customer’s entire supply chain.

Employees

As of February 28, 2009, the Company had approximately 178,000 employees. Approximately 110,000 employees are covered by collective bargaining agreements. During fiscal 2009, 60 collective bargaining agreements covering approximately 29,000 employees were renegotiated. During fiscal 2009, 62 collective bargaining agreements covering approximately 4,500 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2010, 47 collective bargaining agreements covering approximately 37,000 employees will expire. The Company is focused on ensuring competitive cost structures in each market in which it operates while meeting its employees’ needs for attractive wages and affordable healthcare and retirement benefits. The Company believes that it has generally good relations with its employees and with the labor unions that represent employees covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 27, 2009.

			Year
			Elected to
			Present	Other Positions Recently Held
Name	Age	Present Position	Position	with the Company or Albertsons

Jeffrey Noddle	62	Chairman of the Board of Directors and Chief Executive Officer	2005	Director, Chief Executive Officer and President, 2001-2005
Michael L. Jackson	55	President and Chief Operating Officer	2005	Executive Vice President/President and Chief Operating Officer, Distribution Food Companies, 2001-2005
David L. Boehnen	62	Executive Vice President	1997
Janel S. Haugarth	53	Executive Vice President; President and Chief Operating Officer, Supply Chain Services	2006	Senior Vice President; President and Chief Operating Officer, Supply Chain Services, 2005-2006; President, Northern Region, 2000-2005
Pamela K. Knous	55	Executive Vice President and Chief Financial Officer	1997
Duncan C. Mac Naughton	46	Executive Vice President, Merchandising and Marketing	2006	Executive Vice President, Merchandising, Albertsons, 2003-2006 (1)
David E. Pylipow	51	Executive Vice President, Human Resources and Communications	2006	Senior Vice President, Human Resources, 2004-2006; Senior Vice President, Human Resources and Management Services, Save-A-Lot, 2000-2004
Kevin H. Tripp	54	Executive Vice President; President, Retail Midwest	2006	Executive Vice President, Drug Operations and President, Drug Store Division, Albertsons, 2002-2006(1)
Peter J. Van Helden	48	Executive Vice President; President, Retail West	2007	Senior Vice President; President, Retail West 2006-2007; President and CEO, California Division, Albertsons, 2004-2006; President, Jewel Osco Division, Albertsons, 1999-2004(1)
Sherry M. Smith	47	Senior Vice President, Finance	2002	Senior Vice President, Finance and Treasurer, 2002-2005
Adrian J. Downes	45	Group Vice President and Controller	2006	Group Vice President and Controller, Albertsons, 2004-2006; Principal Accounting Officer, Albertsons, 2005-2006(1)(2)

(1)	As part of the acquisition of New Albertsons on June 2, 2006, each of these individuals became a corporate officer of the Company as of the close of the Acquisition.

(2)	Previously Vice President and Controller of The GAP, Inc., a retail clothing company, 2002-2004.

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

Various risks and uncertainties may affect the Company’s business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or the Company’s other SEC filings may have a material impact on the Company’s business, financial condition or results of operations.

General economic conditions, which are largely out of the Company’s control, may adversely affect the Company’s financial condition and results of operations.

The Company’s Retail food and Supply chain services businesses are sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits may adversely affect the demand for products the Company sells in its stores or distributes to its independent retail customers. The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates. As a result, consumers are more cautious. This may lead to additional reductions in consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items, all of which may affect the Company’s financial condition and results of operations. We are unable to predict when the economy will improve. If the economy does not improve, the Company’s business, results of operations and financial condition may be adversely affected.

Furthermore, the Company may experience additional reductions in traffic in its own stores or stores of independent retail customers that it supplies, or limitations on the prices the Company can charge for its products, either of which could may the Company’s sales and profit margins and have a material adverse affect on the Company’s financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and the Company’s operating, selling, general and administrative expenses, and otherwise adversely affect the financial condition and results of operations of the Company’s Retail food and Supply chain services businesses.

The Company faces a high level of competition in the Retail food and Supply chain services businesses, which may adversely affect the Company’s financial condition and results of operations.

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

The Company’s Supply chain services business is primarily wholesale distribution and includes a third-party logistics component. The distribution component of the Company’s Supply chain services business competes with traditional grocery wholesalers on the basis of product price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations. The third-party logistics component of the Company’s Supply chain services business competes nationwide in a highly fragmented marketplace with a number of large international and domestic companies and many smaller, regional companies on the basis of warehousing and transportation logistics expertise, cost and the ability to offer asset and non-asset based solutions and design and manage customer supply chains. Competitive pressures on the Company’s Retail food and Supply chain services businesses may cause the Company to experience: (i) reductions in the prices at which the Company is able to sell products at its retail locations or to its independent retail customers, (ii) decreases in sales volume due to increased difficulty in selling the Company’s products and (iii) difficulty in attracting and retaining customers. Any of these outcomes may adversely affect the Company’s financial condition and results of operations.

In addition, the nature and extent of consolidation in the retail food and food distribution industries may affect the Company’s competitive position or that of the Company’s independent retail customers in the markets the Company serves. Although the retail food industry as a whole is highly fragmented, certain segments are currently undergoing some consolidation, which may result in increased competition and significantly alter the dynamics of the retail food marketplace. Such consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions. Such business combinations may result in the provision of a wider variety of products and services at competitive prices by such consolidated companies, which may adversely affect the Company’s financial condition and results of operations.

Food and drug safety concerns and related unfavorable publicity may adversely affect the Company’s sales and results of operations.

There is increasing governmental scrutiny and public awareness regarding food and drug safety. The Company may be adversely affected if consumers lose confidence in the safety and quality of the Company’s food and drug products. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness may result in product liability claims and a loss of consumer confidence. In addition, adverse publicity about these types of concerns whether valid or not, may discourage consumers from buying the Company’s products or cause production and delivery disruptions, which may have an adverse effect on the Company’s sales and results of operations.

The Company’s substantial indebtedness and lower credit rating may increase the Company’s borrowing costs, decrease the Company’s business flexibility and adversely affect the Company’s financial condition and results of operations.

The Company has, and expects to continue to have, a substantial amount of debt and a significantly lower debt coverage ratio as compared to what the Company had before the Acquisition. In addition, as a result of the Acquisition, the Company’s debt no longer has an investment-grade rating.

The Company’s level of indebtedness and the reduction of its credit rating may have important consequences to the operation of its businesses and may increase its vulnerability to general adverse economic conditions. For example, they may:

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

In addition, the Company’s ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend upon the Company’s operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond the Company’s control. As a result, the Company’s substantial indebtedness and lower credit rating may increase the Company’s borrowing costs, decrease the Company’s business flexibility and adversely affect the Company’s financial condition and results of operations. Furthermore, the turmoil in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability and cost of credit in the future. There can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit.

The Company’s inability to successfully negotiate with labor unions or to maintain good labor relations may lead to labor disputes and the disruption of the Company’s businesses, which may adversely affect the Company’s financial condition and results of operations.

A large number of the Company’s employees are unionized, and the Company’s relationship with unions, including labor disputes or work stoppages, may affect the sale and distribution of the Company’s products and have an adverse impact on the Company’s financial condition and results of operations. As of February 28, 2009, the Company is a party to 266 collective bargaining agreements covering approximately 110,000 of its employees, of which 47 covering approximately 37,000 employees are scheduled to expire in fiscal 2010. These expiring agreements cover approximately 34 percent of the Company’s union-affiliated employees. In addition, during fiscal 2009, 62 collective bargaining agreements covering approximately 4,500 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. In future negotiations with labor unions, the Company expects that, among other issues, rising healthcare, pension and employee benefit costs will be important topics for negotiation. There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes may result, which may disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

Escalating costs of providing employee benefits may adversely affect the Company’s financial condition and results of operations.

The Company provides health benefits to and sponsors defined pension and other post-retirement plans for substantially all employees not participating in multi-employer health and pension plans. The Company’s costs to provide such benefits continue to increase annually. In addition, the Company participates in various multi-employer health and pension plans for a majority of its unionized employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have escalated rapidly in recent years and contributions to these plans may continue to create collective bargaining challenges. The amount of any increase or decrease in the Company’s required contributions to these multi-employer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Increases in the costs of benefits under these plans coupled with adverse stock market developments that have reduced the return on plan assets have caused some multi-employer plans in which the Company participates to be underfunded. The unfunded liabilities of these plans may result in increased future payments by the Company and the other participating employers, including costs that may arise with respect to any potential litigation or that may cause the acceleration of payments to fund any underfunded plan. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants of the plan. If the Company is unable to control healthcare and pension costs, the Company may experience increased operating costs, which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s inability to open and remodel a significant number of stores as planned may have an adverse effect on the Company’s financial condition and results of operations.

In fiscal 2010, pursuant to the Company’s 2010 capital plan, the Company expects to complete 75 to 80 major store remodels, 30 to 40 minor store remodels, three new combination and food stores, and 50 to 60 limited assortment stores, including licensed stores. If, as a result of labor relations issues, supply issues or environmental and real estate delays, a significant portion of these capital projects do not stay reasonably within the time and financial budgets that the Company has forecasted, the Company’s financial condition and results of operations may be adversely affected. Furthermore, the Company cannot ensure that the new or remodeled stores will achieve anticipated results. As a result, the Company’s inability to open and remodel a significant number of stores as planned may have an adverse effect on the Company’s financial condition and results of operations.

If the Company fails to realize the synergies from combining the Company’s businesses with the businesses the Company acquired from Albertsons in a successful and timely manner, it may have an adverse effect on the Company’s business, financial condition and results of operations.

The Company may not be able to realize the synergies, business opportunities and growth prospects anticipated in connection with the Acquisition. The Company may experience increased competition that limits the Company’s ability to expand its business, the Company may not be able to capitalize on expected business opportunities, including retaining the Company’s current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, combining certain of the Company’s operations with the Acquired Operations has required significant effort and expense. Personnel have left and additional associates may be terminated as part of the integration plan. The Company’s management may have its attention diverted as it continues to combine certain operations of both companies. If these factors limit the Company’s ability to combine such operations successfully or on a timely basis, the Company’s expectations of future results of operations, including certain cost savings and synergies expected to result from the Acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, it may have an adverse effect on the Company’s business, financial condition and results of operations.

The industries in which the Company operates have narrow profit margins, which may adversely affect the Company’s business.

Profit margins in the grocery industry are very narrow. In order to increase or maintain the Company’s profit margins, strategies are used to reduce costs, such as productivity improvements, shrink reduction, distribution center efficiencies, energy efficiency programs and other similar strategies. Changes in product mix also may negatively affect certain financial measures. If the Company is unable to achieve forecasted cost reductions there may be an adverse effect on the Company’s business.

If the Company is unable to comply with governmental regulations or if there are unfavorable changes in such government regulations, the Company’s financial condition and results of operations may be adversely affected.

The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. The Company’s inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may affect the Company’s ability to open new stores or expand existing facilities, which may adversely impact the Company’s business operations and prospects for future growth. In addition, the Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on the Company’s future business. They may, however, impose additional requirements or restrictions on the products the Company sells or manner in which the Company operates its businesses. Any or all of such requirements may have an adverse effect on the Company’s financial condition and results of operations.

If the number or severity of claims for which the Company is self-insured increases, or the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company’s recorded liabilities, the Company’s financial condition and results of operations may be adversely affected.

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance and employee healthcare benefits. The Company estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns.

Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which the Company is self-insured increases, or the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company’s original assessments, the Company’s financial condition and results of operations may be adversely affected.

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

The Company’s businesses are subject to the risk of litigation by employees, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in the Company’s businesses, regardless of whether the allegations are valid or whether the Company is ultimately found liable. As a result, litigation may adversely affect the Company’s businesses, financial condition and results of operations.

Difficulties with the Company’s information technology systems may adversely affect the Company’s results of operations.

The Company has complex information technology systems that are important to the operation of its businesses. The Company may encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties may lead to significant expenses or losses due to disruption in business operations and, as a result, may adversely affect the Company’s results of operations.

Threats or potential threats to security or the occurrence of a widespread health epidemic may adversely affect the Company’s financial condition and results of operations.

The Company’s businesses may be severely impacted by wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic, such as pandemic flu. Such activities, threats or epidemics may adversely impact the Company’s businesses by disrupting production and delivery of products to its stores or to its independent retail customers, by affecting the Company’s ability to appropriately staff its stores and by causing customers to avoid public gathering places or otherwise change their shopping behaviors.

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

Severe weather, natural disasters and adverse climate changes may adversely affect the Company’s financial condition and results of operations.

Severe weather conditions such as hurricanes, earthquakes or tornadoes, as well as other natural disasters, in areas in which the Company has stores or distribution facilities or from which the Company obtains products may adversely affect the Company’s results of operations. Such conditions may cause physical damage to the Company’s properties, closure of one or more of the Company’s stores or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company’s distribution centers or stores and a reduction in the availability of products in the Company’s stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

Changes in accounting standards may materially impact the Company’s financial condition and results of operations.

Accounting principles generally accepted in the Unites States and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of the Company’s business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or their interpretation may significantly change or add significant volatility to the Company’s reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact the Company’s financial condition and results of operations.

An impairment in the carrying value of the Company’s goodwill or other intangible assets may adversely affect the Company’s financial condition and results of operations.

The Company is required to annually test goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there may be an adverse effect on the Company’s financial condition and results of operation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Retail Food

The Company’s own stores are located in 40 states. The table below is a summary of the Company’s own stores by state including the principal retail formats and retail distribution centers in the Retail food segment as of February 28, 2009:

			Limited
	Combination	Food	Assortment	Total	Distribution
	Stores(1)	Stores(2)	Food Stores(3)	Food Stores	Centers(4)	Fuel Centers(5)

Alabama	—	—	1	1	—	—
Arkansas	—	—	1	1	—	—
California	140	109	13	262	3	8
Connecticut	17	3	7	27	—	—
Delaware	7	5	3	15	—	1
Florida	—	—	82	82	1	—
Georgia	—	—	11	11	1	—
Idaho	29	4	—	33	—	16
Illinois	176	20	13	209	2	30
Indiana	5	—	1	6	1	1
Iowa	1	1	—	2	—	—
Kansas	—	—	1	1	—	—
Kentucky	1	—	—	1	1	—
Louisiana	—	—	11	11	1	—
Maine	15	7	—	22	1	—
Maryland	26	23	12	61	1	1
Massachusetts	39	49	8	96	1	—
Michigan	—	—	—	—	1	—
Minnesota	43	1	—	44	—	5
Mississippi	—	—	1	1	—	—
Missouri	24	3	20	47	1	1
Montana	20	10	—	30	—	5
Nevada	17	18	—	35	—	8
New Hampshire	20	13	1	34	—	—
New Jersey	35	21	11	67	—	—
New York	—	—	6	6	1	—
North Carolina	1	—	—	1	—	—
North Dakota	—	6	—	6	—	2
Ohio	10	—	37	47	1	—
Oregon	33	15	5	53	2	13
Pennsylvania	40	11	25	76	—	1
Rhode Island	7	5	5	17	—	—
South Carolina	—	—	2	2	—	—
Tennessee	—	—	5	5	1	—
Texas	—	—	19	19	1	—
Utah	41	2	—	43	1	7
Vermont	6	13	—	19	—	—
Virginia	51	13	11	75	—	13
Washington	58	17	2	77	—	16
Wisconsin	2	—	2	4	1	—
Wyoming	10	—	—	10	—	3

Total	874	369	316	1,559	23	131

Retail Square Footage (000’s):
Owned(6)				27,862
Leased				41,401

Total	49,221	15,028	5,014	69,263

(1)	The Company operates combination stores under the Acme Markets, Albertsons, bigg’s, Cub Foods, Farm Fresh, Jewel-Osco, Sav-on, Shaw’s Supermarkets, Shop ’n Save, Shoppers Food & Pharmacy and Star Markets banners. Excluded from the table above are 24 Cub Foods combination stores that are franchised by independent retail customers.

(2)	The Company operates food stores under the Acme Markets, Albertsons, Bristol Farms, Cub Foods, Farm Fresh, Hornbacher’s, Jewel, Lucky, Shaw’s Supermarkets, Shop ’n Save, Shoppers Food & Pharmacy and Star Markets banners. Excluded from the table above are six Cub Foods food stores that are franchised by independent retail customers.

(3)	The Company operates limited assortment food stores under the Save-A-Lot banner. Excluded from the table above are 862 Save-A-Lot stores that are licensed by independent retail customers.

(4)	Includes eight of the Company’s distribution centers that exclusively supply SUPERVALU’s combination stores and food stores and 15 of the Company’s distribution centers that are dedicated to limited assortment food stores and do not supply stores of independent retail customers. Distribution centers that supply stores of independent retail customers are considered to be part of the Supply chain services segment and are set forth in the table below under Supply Chain Services.

(5)	All fuel centers are located adjacent to retail stores; therefore, the Company does not count fuel centers as separate stores. The square footage of fuel centers is included with the square footage of adjacent stores.

(6)	Includes owned stores with ground leases.

Supply Chain Services

The following table is a summary of the Company’s principal distribution centers utilized in the Company’s Supply chain services segment as of February 28, 2009 and does not include the distribution centers dedicated exclusively to the Retail food segment:

		Supply the
		Company’s Own
	Supply Only Stores	Stores and Stores of
	of Independent	Independent Retail
	Retail Customers	Customers	Total

Alabama	2	—	2
Florida	1	—	1
Idaho	—	1	1
Illinois	1	2	3
Indiana	1	—	1
Minnesota	—	1	1
Mississippi	1	—	1
Montana	1	—	1
North Dakota	1	1	2
Ohio	—	1	1
Pennsylvania	1	2	3
Virginia	—	1	1
Washington	1	—	1
West Virginia	1	—	1
Wisconsin	2	—	2

Total	13	9	22

Additional Property

The Company owns and leases office buildings in various locations. The primary facilities are located in the Minneapolis, Minnesota area and in Boise, Idaho.

Additional information on the Company’s properties can be found in Note 8—Leases in the accompanying Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. (“Sav-on Drug Stores”) and Lucky Stores, Inc. (“Lucky Stores”), wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. The parties have entered into a memorandum of understanding regarding settlement of this matter and are currently negotiating terms of a preliminary settlement agreement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain of the assets of the Company to C&S which were located in New England. The complaint alleges that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company, however, predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures and believes recorded reserves are adequate. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal 2009 to a vote of the security holders of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 24, 2009 there were 211,598,297 (not in millions) shares of common stock outstanding. As of that date, there were 15,087 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to the sales price for the Company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 of this Annual Report on Form 10-K. The following table sets forth the Company’s purchases of equity securities for the periods indicated:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
(In millions, except shares and per share	Total Number	Average	Treasury Stock	Treasury Stock
amounts)	of Shares	Price Paid	Purchase	Purchase
Period(1)	Purchased(2)	Per Share	Program(3)	Program(3)

First four weeks
November 30, 2008 to December 27, 2008	—	$—	—	$53
Second four weeks
December 28, 2008 to January 24, 2009	1,725	$18.72	—	$53
Third five weeks
January 25, 2009 to February 28, 2009	21,381	$18.96	—	$53

Totals	23,106	$18.94	—	$53

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods, except for the thirteenth period of fiscal 2009 which includes 35 days. The fourth quarter of fiscal 2009 contains two 28-day periods and one 35-day period.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 23,106 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On May 28, 2008, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock.

Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs and continues through June 2009.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2004 to the end of fiscal 2009 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
SUPERVALU, S&P 500 AND PEER GROUP(1)

February 27, 2004 through February 27, 2009(2)

Date	SUPERVALU	S&P 500	Peer Group(3)

February 27, 2004	$100.00	$100.00	$100.00
February 25, 2005	$115.72	$107.65	$89.91
February 24, 2006	$117.04	$116.66	$84.08
February 23, 2007	$140.49	$133.68	$97.89
February 22, 2008	$105.82	$126.90	$101.51
February 27, 2009	$61.61	$70.62	$97.43

(1)	Total return assuming $100 invested on February 27, 2004 and reinvestment of dividends on the day they were paid.

(2)	The Company’s fiscal year ends on the last Saturday in February.

(3)	The Company’s peer group consists of Delhaize Group SA, Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV, The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars and shares in millions, except per	2009	2008	2007	2006	2005
share data)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Operating Results(1)
Net sales	$44,564	$44,048	$37,406	$19,864	$19,543
Identical store retail sales increase (decrease)(2)	(1.2)%	0.5%	0.4%	(0.5)%	0.3%
Cost of sales	34,451	33,943	29,267	16,977	16,681
Selling and administrative expenses	8,746	8,421	6,834	2,452	2,255
Goodwill and intangible asset impairment charges(3)	3,524	—	—	—	—
Gain on sale of WinCo Foods, Inc.	—	—	—	—	109
Operating earnings (loss)	(2,157)	1,684	1,305	435	716
Interest expense, net	622	707	558	106	115
Earnings (loss) before income taxes	(2,779)	977	747	329	601
Income tax provision	76	384	295	123	215
Net earnings (loss)	(2,855)	593	452	206	386
Net earnings (loss) as a percent of net sales	(6.41)%	1.35%	1.21%	1.04%	1.97%
Net earnings (loss) per share—diluted	(13.51)	2.76	2.32	1.46	2.71

Financial Position(1)
Inventories (FIFO)(4)	$2,967	$2,956	$2,927	$1,114	$1,181
Working capital(4)	(109)	(280)	(67)	821	643
Property, plant and equipment, net	7,528	7,533	8,415	1,969	2,191
Total assets	17,604	21,062	21,702	6,153	6,274
Debt and capital lease obligations	8,484	8,833	9,478	1,518	1,678
Stockholders’ equity	2,581	5,953	5,306	2,619	2,511

Other Statistics(1)
Return on average stockholders’ equity	(59.32)%	10.44%	9.61%	7.95%	16.24%
Book value per share	$12.19	$28.13	$25.40	$19.20	$18.53
Current ratio(4)	0.98:1	0.94:1	0.99:1	1.51:1	1.40:1
Debt to capital ratio(5)	76.7%	59.7%	64.1%	36.7%	40.1%
Dividends declared per share	$0.6875	$0.6750	$0.6575	$0.6400	$0.6025
Weighted average shares outstanding—diluted	211	215	196	146	145
Depreciation and amortization	$1,057	$1,017	$879	$311	$303
Capital expenditures(6)	$1,212	$1,227	$910	$365	$326
Retail stores as of fiscal year end(7)	2,421	2,474	2,478	1,381	1,549

(1)	Fiscal 2007 information presented above includes results of the Acquired Operations beginning June 2, 2006 as well as the assets and liabilities of the Acquired Operations as of the end of fiscal 2007.

(2)	The change in identical store sales is calculated as the change in net sales for stores operating for four full quarters, including store expansions and excluding fuel and planned store closures. Fiscal 2008 and 2007 identical store sales is calculated as if the Acquired Operations stores were in the identical store base for four full quarters in fiscal 2008, 2007 and 2006.

(3)	Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” the Company recorded goodwill and intangible asset impairment charges of $3,524 before tax ($3,326 after tax, or $15.71 per diluted share) in fiscal 2009.

(4)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $258 for fiscal 2009, $180 for fiscal 2008, $178 for fiscal 2007, $160 for fiscal 2006 and $149 for fiscal 2005.

(5)	The debt to capital ratio is calculated as debt and capital lease obligations divided by the sum of debt and capital lease obligations and stockholders’ equity. The increase in fiscal 2009 is due to the write-down of goodwill and intangible assets.

(6)	Capital expenditures include fixed asset additions and capital leases.

(7)	Retail stores as of fiscal year end includes licensed limited assortment food stores and is adjusted for planned sales and closures as of the end of each fiscal year.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part  I, Item 1A of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SUPERVALU is one of the largest companies in the United States grocery channel. The Company operates in two segments of the grocery industry, Retail food and Supply chain services, primarily wholesale distribution. As of February 28, 2009, the Company conducted its retail operations through a total of 2,421 stores of which 862 are licensed locations. Principal formats include combination stores (defined as food and pharmacy), food stores and limited assortment food stores. As of February 28, 2009, the Company’s Supply chain services network spans 49 states and the Company serves as primary grocery supplier to approximately 2,000 stores, in addition to the Company’s own stores, as well as serving as secondary grocery supplier to approximately 700 stores.

The Albertsons Acquisition

On June 2, 2006, the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating approximately 1,125 stores, the related in-store pharmacies, 10 distribution centers and certain regional and corporate offices (the “Acquisition”). The Acquisition greatly increased the size of the Company. Results of operations for fiscal 2007 includes only the 38 weeks of operating results of the Acquired Operations.

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

The unprecedented decline in the economy and credit market turmoil during fiscal 2009 combined with high food inflation and energy costs negatively impacted consumer confidence and spending. If these trends continue, it could lead to further reduced consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items, all of which could impact the Company’s sales growth. Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.

The Company’s Plan

The Company believes it can be successful against this industry backdrop with its retail formats that focus on local execution, merchandising and consumer knowledge. In addition, the Company’s operations will benefit from its efficient and low-cost supply chain and new economies of scale as it leverages its Retail food and Supply chain services operations. The Company plans to expand retail square footage through targeted new store development, remodel activities, licensee growth and acquisitions.

The Company is in the third year of implementing its integration plan that commenced with the Acquisition, including initiatives to leverage scale and reduce costs in the Company’s Retail food and Supply chain services businesses to enhance the overall performance of the newly combined company, which it expects to substantially complete in fiscal 2010. The Company has a long-term goal for approximately 80 percent of its store fleet to be new or newly remodeled within the last seven years. During fiscal 2009, the Company opened 14 new combination and food stores and completed approximately 161 major store remodels, which aligns the Company with making progress towards this goal. The Company’s capital spending for fiscal 2010 is projected to be approximately $750, including capital leases, which will include 75 to 80 major store remodels and three new combination and food stores. The Company also plans to reduce debt by approximately $700 in fiscal 2010.

RESULTS OF OPERATIONS

Highlights of results of operations as reported and as a percent of Net sales are as follows:

	February 28,		February 23,		February 24,
	2009		2008		2007
(In millions, except per share data)	(53 weeks)		(52 weeks)		(52 weeks)

Net sales	$44,564	100.0%	$44,048	100.0%	$37,406	100.0%
Cost of sales	34,451	77.3	33,943	77.1	29,267	78.2
Selling and administrative expenses	8,746	19.6	8,421	19.1	6,834	18.3
Goodwill and intangible asset impairment charges	3,524	7.9	—	—	—	—

Operating earnings (loss)	$(2,157)	(4.8)	$1,684	3.8	$1,305	3.5
Interest expense	633	1.4	725	1.6	600	1.6
Interest income	11	0.0	18	0.0	42	0.1

Earnings (loss) before income taxes	$(2,779)	(6.2)	$977	2.2	$747	2.0
Income tax provision	76	0.2	384	0.9	295	0.8

Net earnings (loss)	$(2,855)	(6.4)%	$593	1.3%	$452	1.2%

Net earnings (loss) per share—diluted	$(13.51)		$2.76		$2.32

Comparison of fifty-three weeks ended February 28, 2009 (fiscal 2009) with fifty-two weeks ended
February 23, 2008 (fiscal 2008):

In fiscal 2009, the Company achieved Net sales of $44,564, compared with $44,048 last year. Net loss for fiscal 2009 was $2,855 and diluted net loss per share was $13.51, compared with net earnings of $593 and diluted net earnings per share of $2.76 last year. Results for fiscal 2009 include charges of $3,762 before tax ($3,470 after tax, or $16.40 per diluted share) comprised of goodwill and intangible asset impairment charges of $3,524 before tax ($3,326 after tax, or $15.71 per diluted share), charges primarily related to the closure of non-strategic stores of $200 before tax ($121 after tax, or $0.58 per diluted share), settlement costs for a pre-Acquisition Albertsons litigation matter of $24 before tax ($15 after tax, or $0.07 per diluted share) and other Acquisition-related costs (defined as one-time transaction costs, which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $14 before tax ($8 after tax, or $0.04 per diluted share). Results for fiscal 2008 include Acquisition-related costs of $73 before tax ($45 after tax, or $0.21 per diluted share).

Net Sales

Net sales for fiscal 2009 were $44,564, compared with $44,048 last year. Retail food sales were 77.8 percent of Net sales and Supply chain services sales were 22.2 percent of Net sales for fiscal 2009, compared with 78.0 percent and 22.0 percent, respectively, last year.

Retail food sales for fiscal 2009 were $34,664, compared with $34,341 last year, primarily reflecting the extra week of sales of approximately $578 in fiscal 2009, partially offset by the impact of store closures and negative identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures). For fiscal 2009, as compared to fiscal 2008, identical store retail sales growth was negative 1.2 percent based on the same 52-week period for both years, as a result of a soft sales environment and higher levels of competitive activity.

During fiscal 2009, the Company added 44 new stores through new store development and closed 97 stores.

Total retail square footage as of the end of fiscal 2009 was approximately 69 million, a decrease of 2.8 percent from the end of fiscal 2008. Total retail square footage, excluding store closures, increased 1.4 percent from the end of fiscal 2008.

Supply chain services sales for fiscal 2009 were $9,900, compared with $9,707 last year, primarily reflecting the extra week of sales of approximately $165 in fiscal 2009 as well as the pass through of inflation and new business growth, partially offset by the on-going transition of a national retailer’s volume to self distribution.

Gross Profit

Gross profit, as a percent of Net sales, was 22.7 percent for fiscal 2009 compared with 22.9 percent last year. The decrease is primarily attributable to investments in price and higher levels of promotional spending, higher LIFO charges and inventory valuation charges, partially offset by lower shrink.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.6 percent for fiscal 2009, compared with 19.1 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, is attributable to charges primarily related to the closure of non-strategic stores in the fourth quarter of fiscal 2009, higher employee-related costs and higher occupancy costs, partially offset by lower Acquisition-related costs.

Goodwill and intangible asset impairment charges

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the third quarter of fiscal 2009, the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. Consistent with SFAS No. 142, the Company recorded impairment charges of $3,524, comprised of $3,223 to goodwill at certain Retail food reporting units and $301 to indefinite-lived trademarks and tradenames related to the Acquired Trademarks and other intangible assets. The impairment of goodwill and indefinite-lived intangible assets reflects the significant decline in the market price of the Company’s common stock as of the end of the third quarter of fiscal 2009 as well as the impact of the unprecedented decline in the economy on the Company’s plan.

Operating Earnings (Loss)

Operating loss for fiscal 2009 was $2,157, compared with operating earnings of $1,684 last year. Retail food operating loss for fiscal 2009 was $2,315, compared with operating earnings of $1,550 last year, reflecting $3,524 of goodwill and intangible asset impairment charges and $162 of charges primarily related to the closure of non-strategic stores with the remaining decrease of $179, or 52 basis points, attributable to investments in price, higher promotional spending, higher employee-related costs and higher occupancy costs. Supply chain services operating earnings for fiscal 2009 were $307, or 3.1 percent of Supply chain services net sales, compared with $274, or 2.8 percent of Supply chain services net sales last year, primarily reflecting improved sales leverage and cost reduction initiatives.

Net Interest Expense

Net interest expense was $622 in fiscal 2009, compared with $707 last year, primarily reflecting lower debt levels and the benefit of lower borrowing rates on floating rate debt in fiscal 2009.

Provision for Income Taxes

Income tax expense was $76, or 2.7 percent of loss before income taxes, for fiscal 2009 compared with $384, or 39.3 percent of earnings before income taxes, last year. The tax rate for fiscal 2009 reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes, as well as a benefit attributable to favorable state tax items, non-taxable life insurance proceeds and a reduction in the statutory rate.

Net Earnings (Loss)

Net loss was $2,855, or $13.51 per basic and diluted share, for fiscal 2009 compared with net earnings of $593, or $2.80 per basic share and $2.76 per diluted share last year. Net loss for fiscal 2009 includes charges of $3,470 after tax, or $16.40 per diluted share, comprised of goodwill and intangible asset impairment charges, charges primarily related to the closure of non-strategic stores, settlement costs for a pre-Acquisition Albertsons litigation matter and other Acquisition-related costs. Net earnings for fiscal 2008 include Acquisition-related costs of $45 after tax, or $0.21 per diluted share.

Comparison of fifty-two weeks ended February 23, 2008 (fiscal 2008) with fifty-two weeks ended
February 24, 2007 (fiscal 2007):

In fiscal 2008, the Company achieved Net sales of $44,048, compared with $37,406 for fiscal 2007. Net earnings for fiscal 2008 were $593 and diluted net earnings per share were $2.76, compared with net earnings of $452 and diluted net earnings per share of $2.32 for fiscal 2007. Results for fiscal 2008 include Acquisition-related costs of $45 after tax, or $0.21 per diluted share, compared to $40 after tax, or $0.20 per diluted share, of Acquisition-related costs in fiscal 2007. Results for fiscal 2007 also include charges related to the Company’s disposal of 18 Scott’s banner stores of $23 after tax, or $0.12 per diluted share, which were all disposed of in fiscal 2008.

Net Sales

Net sales for fiscal 2008 were $44,048, compared with $37,406 for fiscal 2007, an increase of 17.8 percent. Retail food sales were 78.0 percent of Net sales and Supply chain services sales were 22.0 percent of Net sales for fiscal 2008, compared with 74.9 percent and 25.1 percent, respectively, for fiscal 2007.

Retail food sales for fiscal 2008 were $34,341, compared with $28,016 for fiscal 2007, an increase of 22.6 percent. The increase was due primarily to the Acquisition. Identical store retail sales growth for fiscal 2008, as compared to fiscal 2007, was 0.1 percent. Identical store retail sales growth on a combined basis, as if the Acquired Operations stores were in the store base for four full quarters, was 0.5 percent.

During fiscal 2008, the Company added 73 new stores through new store development, acquired eight stores and closed 85 stores, 28 of which were acquired through the Acquisition.

Total retail square footage as of the end of fiscal 2008 was approximately 71 million, a decrease of 2.5 percent from the end of fiscal 2007. Total retail square footage, excluding store closures, increased 2.3 percent from the end of fiscal 2007.

Supply chain services sales for fiscal 2008 were $9,707, compared with $9,390 for fiscal 2007, an increase of 3.4 percent. This increase primarily reflects new business growth, which was partially offset by customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, was 22.9 percent for fiscal 2008 compared with 21.8 percent for fiscal 2007. The increase in Gross profit, as a percent of Net sales, is primarily due to the impact of the Acquisition on business segment mix which includes 52 weeks of results of the Acquired Operations in fiscal 2008 compared with 38 weeks in fiscal 2007. The Acquired Operations are part of the Retail food segment which has a higher Gross profit percentage than Supply chain services.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.1 percent for fiscal 2008, compared with 18.3 percent for fiscal 2007. The increase in Selling and administrative expenses, as a percent of Net sales, is primarily due to the impact of the Acquisition on the business segment mix which includes 52 weeks of results of the Acquired Operations in fiscal 2008 compared with 38 weeks in fiscal 2007. The Acquired Operations are part of the Retail food segment which has a higher Selling and administrative expenses percentage than Supply chain services. The impact of the business segment mix more than offset the decrease in employee-related costs and lower depreciation expense as a percent of Net sales.

Operating Earnings

Operating earnings for fiscal 2008 increased to $1,684, compared with $1,305 for fiscal 2007, primarily reflecting the results from the Acquisition. Retail food Operating earnings for fiscal 2008 were $1,550, or 4.5 percent of Retail food sales, compared with $1,179, or 4.2 percent of Retail food sales, for fiscal 2007, primarily reflecting the results from the Acquisition. Supply chain services Operating earnings for fiscal 2008 were $274, or 2.8 percent of Supply chain services sales, compared with $257, or 2.7 percent of Supply chain services sales, for fiscal 2007.

Net Interest Expense

Net interest expense was $707 in fiscal 2008, compared with $558 in fiscal 2007. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Provision for Income Taxes

The effective tax rates were 39.3 percent and 39.5 percent in fiscal 2008 and fiscal 2007, respectively.

Net Earnings

Net earnings were $593 for fiscal 2008, compared with $452 for fiscal 2007. Results for fiscal 2008 include Acquisition-related costs of $45 after tax. Results for fiscal 2007 include Acquisition-related costs of $40 after tax and charges related to the disposal of 18 Scott’s banner stores of $23 after tax.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant accounting policies are discussed in Note 1—The Company and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount and timing of recognition of vendor funds as well as the amount of vendor funds remaining in ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported operating earnings and inventory amounts. The historical estimates of the Company have been reliable in the past, and the Company believes the methodology will continue to be reliable in the future. Based on previous experience, the Company does not expect there will be a significant change in the level of vendor support. However, if such a change were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, the Company would consider changing the volume, type and frequency of the advertising, which could increase or decrease its advertising expense. Similarly, the Company is not able to assess the impact of vendor advertising allowances on creating additional revenues as such allowances do not directly generate revenue for the Company’s stores. For fiscal 2009, a 100 basis point change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact gross profit by 10 basis points.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

Approximately 81 percent and 82 percent of the Company’s inventories were valued using the last-in, first-out (“LIFO”) method for fiscal 2009 and 2008, respectively. The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the current cost of its inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. The first-in, first-out method (“FIFO”) is used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $258 and $180 as of February 28, 2009 and February 23, 2008, respectively.

During fiscal 2009, 2008 and 2007, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2009, 2008 and 2007 purchases. As a result, Cost of sales decreased by $10, $5 and $6 in fiscal 2009, 2008 and 2007, respectively.

In addition, the Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date. Although the Company has sufficient current and historical information available to record reasonable estimates for inventory shortages, it is possible that actual results could differ. As of February 28, 2009, each 25 basis point change in the estimated inventory shortages would impact the allowances for inventory shortages by approximately $13.

Reserves for Closed Properties and Related Impairment Charges

The Company maintains reserves for costs associated with closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 20 years. The Company estimates subtenant rentals and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

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

The Company’s reserve for closed properties was $167, net of estimated sublease recoveries of $77, as of February 28, 2009 and $97, net of estimated sublease recoveries of $81, as of February 23, 2008. The Company recognized asset impairment charges of $75, $12 and $7 in fiscal 2009, 2008 and 2007, respectively.

Goodwill and Intangible Assets with Indefinite Useful Lives

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business. Fair values are determined primarily by discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Fair value calculations contain significant judgments and estimates related to each reporting unit’s projected future revenues, profitability and cash flows. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by variable factors including inflation, the general health of the economy, and market competition. The Company has sufficient current and historical information available to support its judgments and estimates. However, if actual results are not consistent with the Company’s estimates, future operating results may be materially impacted.

The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to projected future revenues associated with the tradename based on management’s expectations of the current and future operating environment. The royalty cash flows are then discounted using rates based on the weighted average cost of capital discussed above and the specific risk profile of the tradenames relative to the Company’s other assets. These estimates are impacted by variable factors including inflation, the general health of the economy, and market competition.

Goodwill and intangible assets with indefinite useful lives were $3,748 and $1,069 as of February 28, 2009, respectively, and $6,957 and $1,370 as of February 23, 2008, respectively. For the third quarter of fiscal 2009, the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. Consistent with SFAS No. 142, the Company recorded impairment charges of $3,524, comprised of $3,223 to goodwill at certain Retail food reporting units and $301 to indefinite-lived trademarks and tradenames related to the Acquired Trademarks and other intangible assets. The impairment of goodwill and indefinite-lived intangible assets reflects the significant decline in the market price of the Company’s common stock as of the end of the third quarter of fiscal 2009 as well as the impact of the unprecedented decline in the economy on the Company’s plan. The Company did not record any impairment losses related to goodwill or intangible assets during 2008.

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, healthcare for certain employees and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate.

In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities. Any projection of losses concerning workers’ compensation, healthcare and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, regulatory changes, benefit level changes and actual claim settlement patterns. The majority of the self-insurance liability for workers’ compensation is related to claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, and providers. In recent years, there has been an increase in the number of legislative reforms and judicial rulings affecting the handling of claim activity. The impact of many of these variables on ultimate costs is difficult to estimate. The effects of changes in such estimated items are included in results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period. If, in the future, the Company was to experience significant volatility in the amount and timing of cash payments compared to its earlier estimates, the Company would assess whether to continue to discount these liabilities. The Company had self-insurance liabilities of approximately $1,142, net of the discount of $223, and $1,132, net of the discount of $226, as of February 28, 2009 and February 23, 2008, respectively. As of February 28, 2009, each 25 basis point change in the discount rate would impact the self-insurance liabilities by approximately $2.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. The discount rate is based on current investment yields on high-quality fixed-income investments. The expected long-term rate of return on plan assets is based on the historical experience of the Company’s investment portfolio and the projected returns by asset category. Over the 10-year period ended February 28, 2009 and February 23, 2008, the average rate of return on plan assets was approximately 2 percent and 8 percent, respectively. The decrease in the 10-year average rate of return on pension assets was due to the unprecedented decline in the economy and continuing credit market turmoil during fiscal 2009. The Company expects that the markets will eventually recover to the assumed long-term rate of return used by the Company. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods.

During fiscal 2009, the Company contributed $28 to its pension plans and $13 to its postretirement benefit plans, and expects to contribute $74 to its pension plans and $7 to its postretirement benefit plans in fiscal 2010.

For fiscal 2010, each 25 basis point reduction in the discount rate would increase pension expense by approximately $6 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $4. Similarly, for postretirement benefits, a 100 basis point change in the healthcare cost trend rate would impact the accumulated postretirement benefit obligation as of the end of fiscal 2009 by approximately $9 and the service and interest cost by $1 in fiscal 2010. Although the Company believes that its assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

In addition, the Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act of 2006 and Section 412(e) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. The Company contributed $147, $142 and $122 to these plans for fiscal 2009, 2008 and 2007, respectively.

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

The Company’s effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which the Company operates. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, the Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. Unrecognized tax benefits are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. The Company also provides interest on these liabilities at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from the Company’s estimates due to changes in facts, circumstances and new information. As of February 28, 2009 and February 23, 2008, the Company had $114 and $146 of unrecognized tax benefits, respectively.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to realize. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that the Company was more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. The Company had a valuation allowance of $165 as of February 28, 2009 and February 23, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,534, $1,732 and $801 in fiscal 2009, 2008 and 2007, respectively. The decrease in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 is primarily attributable to the impact of deferred income taxes. The increase in cash provided by operating activities in fiscal 2008 compared to fiscal 2007 is primarily attributable to the impact of the Acquired Operations on Net earnings, Depreciation and amortization and working capital.

Net cash used in investing activities was $1,014, $968 and $2,760 in fiscal 2009, 2008 and 2007, respectively. Fiscal 2009 and 2008 investing activities primarily reflect capital spending to fund retail store remodeling activity, new retail stores and technology expenditures. Fiscal 2007 investing activities primarily reflect the net assets acquired in the Acquisition and capital spending to fund retail store remodeling and new stores.

Net cash (used in) provided by financing activities was $(523), $(806) and $1,443 in fiscal 2009, 2008 and 2007, respectively. Fiscal 2009 financing activities primarily reflect net payments of long-term debt and capital lease obligations and payment of dividends. Fiscal 2008 financing activities primarily reflect net payments of long-term debt and capital lease obligations, payment of dividends and purchases of treasury shares offset by proceeds received from the sale of common stock under the Company’s stock option plans. Fiscal 2007 financing activities primarily reflect the debt incurred in connection with the Acquisition and senior notes issued in October 2006, partially offset by repayment of long-term debt of Albertsons standalone drug business payables related to the sale of Albertsons.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities. Although there can be no assurances in these difficult economic times for financial institutions, the Company believes that the lenders participating in its credit facilities will be willing and able to provide financing to the Company in accordance with their legal obligations under the credit facilities. While the Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the current decline in the global financial markets may negatively impact the Company’s ability to access the capital markets in a timely manner and on attractive terms. While management believes that the Company’s cash flows and revolving credit facility will be more than sufficient to meet the Company’s financing needs through fiscal 2011, the Company is also evaluating appropriate timing for accessing the debt markets, which have shown recent improvement. In addition, the Company expects to renew its accounts receivable securitization program which expires in May 2009.

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

The Company has senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). The rates in effect on outstanding borrowings under the facilities as of February 28, 2009, based on the Company’s current credit ratings, were 0.20 percent for the facility fees, LIBOR plus 0.875 percent for Term Loan A, LIBOR plus 1.25 percent for Term Loan B, LIBOR plus 1.00 percent for revolving advances and Prime Rate plus 0.00 percent for base rate advances.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants, including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.25 to 1 for each of the fiscal quarters ending up through December 30, 2009, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.00 to 1 for each of the fiscal quarters ending up through December 30, 2009 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of February 28, 2009, the Company was in compliance with the covenants of the senior secured credit facilities.

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

As of February 28, 2009, there were $298 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $506, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,116, of which $11 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $345 and the unused available credit under the Revolving Credit Facility was $1,357. The Company also had $2 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.40 percent on the outstanding balance of the letters of credit.

In May 2008, the Company amended and extended its 364-day accounts receivable securitization program. The Company can continue to borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.225 percent to 2.00 percent, based on the Company’s credit ratings. The facility fee in effect on February 28, 2009, based on the Company’s current credit ratings, is 0.25 percent. As of February 28, 2009, there were $353 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Consolidated Balance Sheets.

As of February 28, 2009, the Company had $701 of debt, in addition to the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

The Company has $191 of debentures that contain put options exercisable in May 2009 classified as current that would require the Company to repay borrowed amounts prior to the scheduled maturity in May 2037.

The Company remains in compliance with all of its debt covenants.

Annual cash dividends declared for fiscal 2009, 2008 and 2007, were $0.6875, $0.6750 and $0.6575 per share, respectively. The Company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

Capital spending for fiscal 2009 was $1,212, including $26 of capital leases. Capital spending primarily included store remodeling activity, new retail stores and technology expenditures. The Company’s capital spending for fiscal 2010 is projected to be approximately $750, including capital leases.

Fiscal 2010 debt reduction is estimated to be approximately $700.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 28, 2009. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately 10 years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 28, 2009, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $168 and represented approximately $110 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is a party to various legal proceedings arising from the normal course of business as described in Part I, Item 3, under the caption “Legal Proceedings” and in Note 14—Commitments, Contingencies and Off-Balance Sheet Arrangements in the Notes to Consolidated Financial Statements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. A small minority of collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased healthcare expenses. If these healthcare provisions cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

Contractual Obligations

The following table represents the Company’s significant contractual obligations as of February 28, 2009.

	Payments Due Per Period
		Fiscal	Fiscal	Fiscal
	Total	2010	2011-2012	2013-2014	Thereafter

Contractual Obligations:
Long-term debt(1)	$7,382	$1,223	$1,724	$1,635	$2,800
Interest on long-term debt(2)	3,993	394	616	461	2,522
Capital leases(3)	2,297	161	310	297	1,529
Operating leases(4)	3,503	365	683	543	1,912
Benefit obligations(5)	7,290	120	232	253	6,685
Construction commitments	56	56	—	—	—
Deferred income taxes	(347)	(20)	(6)	(37)	(284)
Purchase obligations(6)	1,948	1,065	854	29	—
Self-insurance obligations	1,365	325	393	202	445

Total	$27,487	$3,689	$4,806	$3,383	$15,609

(1)	Long-term debt amounts exclude the net discount on acquired debt and original issue discounts. Fiscal 2010 includes $191 of debentures that contain put options exercisable in May 2009.

(2)	Amounts include contractual interest payments using the interest rate as of February 28, 2009 applicable to the Company’s variable interest debt instruments and stated fixed rates for all other debt instruments.

(3)	Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments for which the Company is also obligated, offset by minimum subtenant rentals of $42, $7, $11, $9 and $15, respectively.

(4)	Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments for which the Company is also obligated, offset by minimum subtenant rentals of $344, $61, $112, $75 and $96, respectively.

(5)	The Company’s benefit obligations include the undiscounted obligations related to sponsored defined benefit pension and postretirement benefit plans and deferred compensation plans. The defined benefit pension plan has plan assets of approximately $1,008 as of the end of fiscal 2009.

(6)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 28, 2009, future purchase obligations existed that primarily related to supply contracts. In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

Unrecognized tax benefits as of February 28, 2009 of $114 are not included in the contractual obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be fully determined. However, the Company expects to resolve $14, net, of unrecognized tax benefits within the next 12 months.

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of the end of fiscal 2009, there were 20,990 stockholders of record compared with 28,890 as of the end of fiscal 2008.

	Common Stock Price Range				Dividends Per Share
	2009		2008		2009	2008
Fiscal	High	Low	High	Low

First Quarter	$35.91	$26.09	$49.29	$36.20	$0.1700	$0.1650
Second Quarter	33.65	22.95	49.78	37.03	0.1725	0.1700
Third Quarter	25.70	8.59	43.30	35.02	0.1725	0.1700
Fourth Quarter	20.38	10.52	41.89	26.01	0.1725	0.1700

Year	35.91	8.59	49.78	26.01	$0.6875	$0.6750

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements are separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 became effective for the Company on February 24, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect the implementation of FSP FAS 157-2 will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities and any non-controlling interest in an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis for all business combinations for which the acquisition date is on or after the effective date, with the exception of the accounting for adjustments to income tax-related amounts, which is applied to acquisitions that closed prior to the effective date. The adoption of SFAS No. 141(R) to prior acquisitions is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2008, the FASB approved FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis to intangible assets acquired on or after the effective date, with early adoption prohibited.

In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. FSP FAS 132(R)-1 will be effective for the Company’s fiscal year beginning March 1, 2009. The adoption of FSP FAS 132(R)-1 will result in enhanced disclosures, but will not otherwise have an impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including notes receivable and debt obligations. For debt obligations, the table presents principal payments and related weighted average interest rates by maturity dates, excluding the net discount on acquired debt and original issue discounts. Fiscal 2010 includes $191 of fixed interest rate debentures that contain put options exercisable in May 2009. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates.

	Summary of Financial Instruments
	February 28, 2009		Aggregate payments by fiscal year
	Fair
	Value	Total	2010	2011	2012	2013	2014	Thereafter
	(In millions, except rates)

Notes receivable
Principal receivable	$45	$53	$23	$9	$4	$11	$2	$4
Average rate receivable		6.2%	5.5%	6.5%	8.8%	5.5%	8.3%	7.9%
Debt with variable interest rates
Principal payments	$1,915	$2,081	$256	$124	$590	$1,082	$10	$19
Average variable rate		1.6%	1.3%	1.4%	1.7%	1.7%	0.7%	0.7%
Debt with fixed interest rates
Principal payments	$4,783	$5,301	$967	$997	$13	$308	$235	$2,781
Average fixed rate		7.5%	7.4%	7.7%	6.1%	7.5%	7.1%	7.6%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 28, 2009 and February 23, 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. We also have audited SUPERVALU INC.’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on SUPERVALU INC.’s internal control over financial reporting, based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 28, 2009 and February 23, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, SUPERVALU INC. and subsidiaries adopted the measurement provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of February 25, 2007.

/S/ KPMG LLP

Minneapolis, Minnesota
April 27, 2009

SUPERVALU INC. and Subsidiaries

CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(In millions)

	February 28, 2009	February 23, 2008	February 24, 2007
	(53 weeks)	(52 weeks)	(52 weeks)

Net sales
Retail food	$34,664	$34,341	$28,016
	77.8%	78.0%	74.9%
Supply chain services	9,900	9,707	9,390
	22.2%	22.0%	25.1%

Total net sales	$44,564	$44,048	$37,406
	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food	$(2,315)	$1,550	$1,179
Supply chain services	307	274	257
Corporate	(149)	(140)	(131)

Total operating earnings	(2,157)	1,684	1,305
Interest expense, net	622	707	558

Earnings (loss) before income taxes	$(2,779)	$977	$747

Depreciation and amortization
Retail food	$968	$922	$783
Supply chain services	89	95	96

Total	$1,057	$1,017	$879

Capital expenditures
Retail food	$1,112	$1,166	$807
Supply chain services	100	61	103

Total	$1,212	$1,227	$910

Identifiable assets
Retail food	$14,950	$18,265	$18,949
Supply chain services	2,444	2,608	2,697
Corporate	210	189	56

Total	$17,604	$21,062	$21,702

Goodwill
Retail food	$2,941	$6,152	$5,103
Supply chain services	807	805	818

Total	$3,748	$6,957	$5,921

Refer to Note 16—Segment Information in the accompanying Notes to Consolidated Financial Statements for additional information concerning the Company’s reportable segments.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	February 28, 2009	February 23, 2008	February 24, 2007
	(53 weeks)	(52 weeks)	(52 weeks)

Net sales	$44,564	$44,048	$37,406
Costs and expenses
Cost of sales	34,451	33,943	29,267
Selling and administrative expenses	8,746	8,421	6,834
Goodwill and intangible asset impairment charges	3,524	—	—

Operating earnings (loss)	(2,157)	1,684	1,305

Interest
Interest expense	633	725	600
Interest income	11	18	42

Interest expense, net	622	707	558

Earnings (loss) before income taxes	(2,779)	977	747
Income tax provision	76	384	295

Net earnings (loss)	$(2,855)	$593	$452

Net earnings (loss) per share—basic	$(13.51)	$2.80	$2.38
Net earnings (loss) per share—diluted	$(13.51)	$2.76	$2.32
Weighted average number of shares outstanding
Basic	211	211	189
Diluted	211	215	196

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 28,	February 23,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$240	$243
Receivables, less allowance for losses of $13 in 2009 and $14 in 2008	874	951
Inventories	2,709	2,776
Other current assets	282	177

Total current assets	4,105	4,147

Property, plant and equipment, net	7,528	7,533
Goodwill	3,748	6,957
Intangible assets, net	1,584	1,952
Other assets	639	473

Total assets	$17,604	$21,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,441	$2,579
Accrued vacation, compensation and benefits	626	775
Current maturities of long-term debt and capital lease obligations	516	331
Income taxes currently payable	102	65
Other current liabilities	787	857

Total current liabilities	4,472	4,607

Long-term debt and capital lease obligations	7,968	8,502
Other liabilities	2,583	2,000
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 and 230 shares issued, respectively	230	230
Capital in excess of par value	2,853	2,822
Accumulated other comprehensive losses	(503)	(95)
Retained earnings	542	3,543
Treasury stock, at cost, 18 and 18 shares, respectively	(541)	(547)

Total stockholders’ equity	2,581	5,953

Total liabilities and stockholders’ equity	$17,604	$21,062

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

		Capital in		Accumulated
		Excess		Other		Total
	Common	of Par	Treasury	Comprehensive	Retained	Stockholders’	Comprehensive
	Stock	Value	Stock	Losses	Earnings	Equity	Income (Loss)

Balances as of February 25, 2006	$151	$132	$(313)	$(128)	$2,777	$2,619
Net earnings	—	—	—	—	452	452	$452
Pension and other postretirement activity (net of tax of $71 and $17, respectively)	—	—	—	(107)	—	(107)	(26)
Stock, options and restricted stock units issued in connection with acquisition of New Albertsons	69	2,327	—	—	—	2,396	—
Sales of common stock under option plans	8	221	30	—	—	259	—
Cash dividends declared on common stock $0.6575 per share	—	—	—	—	(126)	(126)	—
Compensation under employee incentive plans	1	28	4	—	—	33	—
Purchase of shares for treasury	—	—	(220)	—	—	(220)	—

Balances as of February 24, 2007	229	2,708	(499)	(235)	3,103	5,306	$426

Effects of changing pension plan measurement date pursuant to SFAS No. 158 (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	593	593	$593
Pension and other postretirement activity (net of tax of $70)	—	—	—	108	—	108	108
Sales of common stock under option plans	—	3	141	—	—	144	—
Cash dividends declared on common stock $0.6750 per share	—	—	—	—	(143)	(143)	—
Compensation under employee incentive plans	—	49	(4)	—	—	45	—
Shares issued in settlement of zero-coupon convertible debentures and mandatory convertible securities	1	62	33	—	—	96	—
Purchase of shares for treasury	—	—	(218)	—	—	(218)	—

Balances as of February 23, 2008	230	2,822	(547)	(95)	3,543	5,953	$701

Net loss	—	—	—	—	(2,855)	(2,855)	$(2,855)
Pension and other postretirement activity (net of tax of $261)				(408)	—	(408)	(408)
Sales of common stock under option plans	—	2	12	—	—	14	—
Cash dividends declared on common stock $0.6875 per share	—	—	—	—	(146)	(146)	—
Compensation under employee incentive plans	—	29	17	—	—	46	—
Purchase of share for treasury	—	—	(23)	—	—	(23)	—

Balances as of February 28, 2009	$230	$2,853	$(541)	$(503)	$542	$2,581	$(3,263)

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 28,	February 23,	February 24,
	2009	2008	2007
	(53 weeks)	(52 weeks)	(52 weeks)

Cash flows from operating activities
Net earnings (loss)	$(2,855)	$593	$452
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	3,524	—	—
Asset impairment and other charges	169	14	26
Depreciation and amortization	1,057	1,017	879
LIFO charge	78	30	18
Gain on sale of assets	(9)	(23)	(15)
Deferred income taxes, net of effects from acquisition and dispositions of businesses	(118)	(74)	44
Stock-based compensation	44	52	42
Other	(25)	(15)	(6)
Changes in operating assets and liabilities, net of effects from acquisition and dispositions of businesses:
Receivables	68	103	258
Inventories	(12)	(20)	28
Accounts payable and accrued liabilities	(216)	(278)	(683)
Income taxes currently payable	(83)	319	(224)
Other	(88)	14	(18)

Net cash provided by operating activities	1,534	1,732	801

Cash flows from investing activities
Proceeds from sale of assets	117	195	189
Purchases of property, plant and equipment	(1,186)	(1,191)	(837)
Business acquisitions, net of cash acquired	—	—	(2,402)
Release of restricted cash	—	14	238
Other	55	14	52

Net cash used in investing activities	(1,014)	(968)	(2,760)

Cash flows from financing activities
Proceeds from issuance of long-term debt	215	41	3,313
Payment of long-term debt and capital lease obligations	(581)	(692)	(1,490)
Proceeds from settlement of mandatory convertible securities	—	52	—
Dividends paid	(145)	(142)	(113)
Net proceeds from the sale of common stock under option plans and related tax benefits	11	153	252
Payment for purchase of treasury shares	(23)	(218)	(220)
Payment of Albertsons standalone drug business payables	—	—	(299)

Net cash (used in) provided by financing activities	(523)	(806)	1,443

Net decrease in cash and cash equivalents	(3)	(42)	(516)
Cash and cash equivalents at beginning of year	243	285	801

Cash and cash equivalents at end of year	$240	$243	$285

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions and related obligations	$26	$36	$73
Purchases of property, plant and equipment included in Accounts payable	$98	$154	$105
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$614	$743	$545
Income taxes paid (net of refunds)	$274	$107	$310

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which included 13 weeks. Because of differences in the accounting calendars of New Albertsons and the Company, the February 28, 2009 and February 23, 2008 Consolidated Balance Sheets include the assets and liabilities related to New Albertsons as of February 26, 2009 and February 21, 2008, respectively. The accompanying Consolidated Statements of Earnings and Cash Flows for fiscal 2007 include 38 weeks of operating results of the Acquired Operations.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenues from product sales are recognized at the point of sale for the Retail food segment and upon delivery for the Supply chain services segment. Typically, invoicing, shipping, delivery and customer receipt of Supply chain services product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided. Discounts and allowances provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in Net sales as the products are sold to customers in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Sales tax is excluded from Net sales.

Revenues and costs from third-party logistic operations are recorded in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Generally, when the Company is the primary obligor in a transaction, is subject to inventory or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned have little or no credit risk, revenue is recorded net as management fees earned.

Cost of Sales

Cost of sales includes cost of inventory sold during the period, including purchasing and distribution costs and shipping and handling fees.

Retail food advertising expenses are a component of Cost of sales in the Consolidated Statements of Earnings and are expensed as incurred. Retail food advertising expenses, net of cooperative advertising reimbursements, were $193, $162 and $157 for fiscal 2009, 2008 and 2007, respectively.

The Company recognizes vendor funds for merchandising and buying activities as a reduction of Cost of sales when the related products are sold in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the milestone is not probable, the payment or rebate is recognized only when and if the milestone is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized on a straight-line basis over the life of the contracts.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store and corporate employee-related costs, such as salaries and wages, health and welfare, worker’s compensation and pension benefits, as well as rent, occupancy and operating costs, depreciation and amortization and other administrative costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of February 28, 2009 and February 23, 2008, the Company had net book overdrafts of $389 and $371, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. The allowance for losses on current and long-term receivables was $15 and $20 in fiscal 2009 and 2008, respectively. Bad debt expense was $7, $10 and $2 in fiscal 2009, 2008 and 2007, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

Approximately 81 percent and 82 percent of the Company’s inventories were valued using the last-in, first-out (“LIFO”) method for fiscal 2009 and 2008, respectively. The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the current cost of its inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. The first-in, first-out method (“FIFO”) is primarily used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $258 and $180 as of February 28, 2009 and February 23, 2008, respectively. In addition, the LIFO reserve was reduced by $28 as a result of the finalization of the fair value of inventory for the Acquired Operations during the first quarter of fiscal 2008.

During fiscal 2009, 2008 and 2007, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2009, 2008 and 2007 purchases. As a result, Cost of sales decreased by $10, $5 and $6 in fiscal 2009, 2008 and 2007, respectively.

The Company evaluates inventory shortages throughout each fiscal year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.

Reserves for Closed Properties

The Company maintains reserves for costs associated with closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 20 years. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and assets under capital leases. Interest on property under construction of $14, $8 and $11 was capitalized in fiscal 2009, 2008 and 2007, respectively.

Goodwill and Intangible Assets

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business. Fair values are determined primarily by discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to projected future revenues associated with the tradename based on management’s expectations of the current and future operating environment. The royalty cash flows are then discounted using rates based on the weighted average cost of capital discussed above and the specific risk profile of the tradenames relative to the Company’s other assets. Intangible assets with estimable useful lives are amortized on a straight-line basis with estimated useful lives ranging from less than one to 35 years.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors the recoverability of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, including current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the asset or group of assets as defined in SFAS No. 144. If impairment is identified for long-lived assets to be held and used, the discounted future cash flows are compared to the asset’s current carrying value and an impairment charge is recorded for the excess of the carrying value over the discounted future cash flows. For long-lived assets that are classified as assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. The Company estimates fair value based on the Company’s experience and knowledge of the market in which the property is located and, when necessary, utilizes local real estate brokers. Long-lived asset impairment charges are a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

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

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 1.1 to 5.1 percent for fiscal 2009, 2.4 to 5.1 percent for fiscal 2008 and 4.7 to 5.0 percent for fiscal 2007.

Changes in the Company’s self-insurance liabilities consisted of the following:

	2009	2008	2007

Beginning balance	$1,132	$992	$58
Self-insurance liabilities from the Acquired Operations	—	—	957
Additions	269	385	194
Claim payments	(259)	(245)	(217)

Ending balance	1,142	1,132	992
Less current portion	(321)	(347)	(329)

Long-term portion	$821	$785	$663

The current portion of the reserves for self-insurance is included in Other current liabilities and the long-term portion is included in Other liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $223, $226 and $148 for fiscal 2009, 2008 and 2007, respectively.

Benefit Plans

Effective for fiscal 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” except for the measurement date provision which was adopted as of February 25, 2007. SFAS No. 158 requires recognition of the funded status of the Company’s sponsored defined benefit plans in its Consolidated Balance Sheets and gains or losses and prior service costs or credits as a component of other comprehensive income, net of tax. The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs.

Derivatives

The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.” SFAS No. 133 and SFAS No. 138 require that all derivative financial instruments are recorded on the Consolidated Balance Sheet at their respective fair value.

The Company’s limited involvement with derivatives is primarily to manage its exposure to changes in interest rates and foreign exchange rates. The Company uses derivatives only to manage well-defined risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). The Company uses the straight-line method to recognize compensation expense based on the fair value on the date of grant, net of the estimated forfeiture rate, over the requisite service period related to each award. The fair value is estimated using the Black-Scholes option pricing model, which incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options.

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

The Company accounts for unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement reclassification, recognition of interest and penalties, accounting in interim periods and disclosure requirements. The Company recognizes interest related to unrecognized tax benefits in Interest expense and penalties in Selling and administrative expenses in the Consolidated Statement of Earnings.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated using net earnings (loss) available to stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted net earnings (loss) per share, net earnings (loss) is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures.

NOTE 2—	NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements are separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 became effective for the Company on February 24, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect the implementation of FSP FAS 157-2 will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities and any non-controlling interest in an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company’s fiscal year beginning March 1, 2009 on a prospective basis for all business combinations for which the acquisition date is on or after the effective date, with the exception of the accounting for adjustments to income tax-related amounts, which is applied to acquisitions that closed prior to the effective date. The adoption of SFAS No. 141(R) to prior acquisitions is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. FSP FAS 132(R)-1 will be effective for the Company’s fiscal year beginning March 1, 2009. The adoption of FSP FAS 132(R)-1 will result in enhanced disclosures, but will not otherwise have an impact on the Company’s consolidated financial statements.

NOTE 3—	GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 24,	Additions/	Other net	February 23,	Additions/		Other net	February 28,
	2007	Amortization	adjustments	2008	Amortization	Impairment	adjustments	2009

Goodwill	$5,921	$57	$979	$6,957	$—	$(3,223)	$14	$3,748

Intangible assets:
Trademarks and tradenames—indefinite lived	$1,384	$1	$(15)	$1,370	$—	$(301)	$—	$1,069
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $197 and $141, as of February 28, 2009 and February 23, 2008, respectively)	1,130	12	(425)	717	14	—	(25)	706
Non-compete agreements (accumulated amortization of $4 and $9 as of February 28, 2009 and February 23, 2008, respectively)	13	3	(1)	15	1	—	(6)	10

Total intangible assets	2,527	16	(441)	2,102	15	(301)	(31)	1,785
Accumulated amortization	(77)	(55)	(18)	(150)	(65)	—	14	(201)

Total intangible assets, net	$2,450			$1,952				$1,584

In accordance with SFAS No. 142, the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the third quarter of fiscal 2009, the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. Consistent with SFAS No. 142, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets at the end of the third quarter of fiscal 2009. Although this analysis had not been completed due to its complexity, the Company recorded a preliminary estimate of impairment charges in the third quarter of $3,250, comprised of $3,000 to goodwill at certain Retail food reporting units and $250 to indefinite-lived trademarks and tradenames related to the Acquired Trademarks. In the fourth quarter, the Company finalized the impairment analysis and recorded additional impairment charges of $274, comprised of $223 to goodwill for the same Retail food reporting units and $51 to the same indefinite-lived trademarks and tradenames and other intangible assets. The impairment of goodwill and indefinite-lived intangible assets reflects the significant decline in the market price of the Company’s common stock as of the end of the third quarter of fiscal 2009 as well as the impact of the unprecedented decline in the economy on the Company’s plan. The Company did not record any impairment losses related to goodwill or intangible assets during fiscal 2008.

The increase in Goodwill from $5,921 as of February 24, 2007 to $6,957 as of February 23, 2008 resulted primarily from final purchase accounting adjustments for the Acquired Operations of $958 in the first quarter of fiscal 2008 and other purchase accounting adjustments during fiscal 2008 for income tax-related amounts. Goodwill also increased $57 related to other store acquisitions.

Amortization expense of intangible assets with a definite life of $65, $55 and $48 was recorded in fiscal 2009, 2008 and 2007, respectively. Future amortization expense will be approximately $53 per year for each of the next five years.

NOTE 4—	RESERVES FOR CLOSED PROPERTIES AND RELATED ASSET IMPAIRMENT CHARGES

Reserves for Closed Properties

Changes in the Company’s reserves for closed properties consisted of the following:

	2009	2008	2007

Beginning balance	$97	$118	$62
Additions	70	18	36
Payments	(22)	(40)	(42)
Adjustments	22	1	62

Ending balance	$167	$97	$118

During the fourth quarter of fiscal 2009, the Company recorded $70 of additional reserves related to closing certain non-strategic stores and $22 of adjustments primarily related to changes in subtenant income.

Fiscal 2007 additions included approximately $19 of reserves for closed properties from the Acquired Operations, which were recorded in purchase accounting. Fiscal 2007 adjustments related to the fair value of liabilities recognized in purchase accounting as of the Acquisition Date for acquired closed property lease liabilities.

Asset Impairment Charges

During fiscal 2009, the Company recorded $75 of property, plant and equipment-related impairment charges related to the closing of certain non-strategic stores, of which $69 was recorded in the fourth quarter.

During fiscal 2008, the Company recorded $14 of property, plant and equipment-related impairments and other charges.

During fiscal 2007, the Company recorded a charge of $26 related to the disposal of 18 Scott’s retail stores which included property, plant and equipment-related impairment charges of $6, goodwill impairment charges of $19 and other charges of $1.

Additions and adjustments to the reserves for closed properties and asset impairment charges for fiscal 2009, 2008 and 2007 were all related to the Retail food segment, and were recorded as a component of Selling and administrative expenses in the Consolidated Statements of Earnings, except for amounts related to the Acquired Operations as noted above.

NOTE 5—	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	2009	2008

Land	$1,313	$1,335
Buildings	3,443	3,269
Property under construction	315	333
Leasehold improvements	1,613	1,383
Equipment	4,201	3,777
Capitalized leases	1,030	1,015

Total property plant and equipment	11,915	11,112
Accumulated depreciation	(4,091)	(3,347)
Accumulated amortization on capital leases	(296)	(232)

Total property, plant and equipment, net	$7,528	$7,533

Depreciation expense was $945, $911 and $793 for fiscal 2009, 2008 and 2007, respectively. Amortization expense related to capital leased assets was $67, $64 and $54 for fiscal 2009, 2008 and 2007, respectively.

NOTE 6—	FAIR VALUES OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was less than the book value by approximately $8 as of February 28, 2009. The estimated fair value of notes receivable approximated the book value as of February 23, 2008. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded instruments of similar credit quality.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $452 and $42 as of February 28, 2009 and February 23, 2008, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 7—	LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	2009	2008

1.32% to 3.25% Revolving Credit Facility and Variable Rate Notes due June 2011—June 2012	$1,920	$1,933
7.50% Notes due February 2011	700	700
7.45% Debentures due August 2029	650	650
6.10% to 7.15% Medium Term Notes due July 2009—June 2028	512	622
7.50% Notes due November 2014	500	500
8.00% Debentures due May 2031	400	400
7.875% Notes due August 2009	350	350
6.95% Notes due August 2009	350	350
7.50% Notes due May 2012	300	300
8.35% Notes due May 2010	275	275
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
7.50% Debentures due May 2037	191	200
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility, currently 1.21%	120	272
Other	97	112
Net discount on acquired debt, using an effective interest rate of 5.44% to 8.97%	(208)	(206)
Capital lease obligations	1,334	1,382

Total debt and capital lease obligations	8,484	8,833
Less current maturities of long-term debt and capital lease obligations	(516)	(331)

Long-term debt and capital lease obligations	$7,968	$8,502

Future maturities of long-term debt other than capital lease obligations as of February 28, 2009 consist of the following:

Fiscal Year

2010	$1,223
2011	1,121
2012	603
2013	1,390
2014	245
Thereafter	2,800

In the table above, future maturities of long-term debt exclude the net discount on acquired debt and original issue discounts. Fiscal 2010 includes $191 of debentures that contain put options exercisable in May 2009.

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

The Company has senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). The rates in effect on outstanding borrowings under the facilities as of February 28, 2009, based on the Company’s current credit ratings, were 0.20 percent for the facility fees, LIBOR plus 0.875 percent for Term Loan A, LIBOR plus 1.25 percent for Term Loan B, LIBOR plus 1.00 percent for revolving advances and Prime Rate plus 0.00 percent for base rate advances.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants, including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.25 to 1 for each of the fiscal quarters ending up through December 30, 2009, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.00 to 1 for each of the fiscal quarters ending up through December 30, 2009 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of February 28, 2009, the Company was in compliance with the covenants of the senior secured credit facilities.

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

As of February 28, 2009, there were $298 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $506, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,116, of which $11 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $345 and the unused available credit under the Revolving Credit Facility was $1,357. The Company also had $2 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.40 percent on the outstanding balance of the letters of credit.

In May 2008, the Company amended and extended its 364-day accounts receivable securitization program. The Company can continue to borrow up to $300 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.225 percent to 2.00 percent, based on the Company’s credit ratings. The facility fee in effect on February 28, 2009, based on the Company’s current credit ratings, is 0.25 percent. As of February 28, 2009, there were $353 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Consolidated Balance Sheets.

As of February 28, 2009, the Company had $701 of debt, in addition to the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

The Company remains in compliance with all of its debt covenants.

NOTE 8—	LEASES

The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, to a limited extent, include options to purchase. Future minimum lease payments to be made by the Company for noncancellable operating leases and capital leases as of February 28, 2009 consist of the following:

	Lease Obligations
	Operating	Capital
Fiscal Year	Leases	Leases

2010	$426	$168
2011	415	164
2012	380	157
2013	335	154
2014	283	152
Thereafter	2,008	1,544

Total future minimum obligations	$3,847	2,339

Less interest		(1,005)

Present value of net future minimum obligations		1,334
Less current obligations		(69)

Long-term obligations		$1,265

Total future minimum obligations have not been reduced for future minimum subtenant rentals of $344 under certain operating subleases.

Rent expense and subtenant rentals under operating leases consisted of the following:

	2009	2008	2007

Operating leases:
Minimum rent	$460	$450	$366
Contingent rent	8	7	5

	468	457	371
Subtenant rentals	(67)	(66)	(54)

	$401	$391	$317

The Company leases certain property to third parties under both operating and direct financing leases. Under the direct financing leases, the Company leases buildings to independent retail customers with terms ranging from five to 20 years. Future minimum lease and subtenant rentals under noncancellable leases as of February 28, 2009 consist of the following:

	Lease Receipts
		Direct
	Operating	Financing
Fiscal Year	Leases	Leases

2010	$24	$6
2011	22	5
2012	19	5
2013	18	4
2014	10	4
Thereafter	24	14

Total minimum lease receipts	$117	38

Less unearned income		(9)

Net investment in direct financing leases		29
Less current portion		(4)

Long-term portion		$25

The carrying value of owned property leased to third parties under operating leases was as follows:

	2009	2008

Property, plant and equipment	$22	$24
Less accumulated depreciation	(5)	(5)

Property, plant and equipment, net	$17	$19

NOTE 9—	INCOME TAXES

The provision for income taxes consisted of the following:

	2009	2008	2007

Current
Federal	$148	$396	$185
State	46	63	38

Total current	194	459	223
Deferred	(118)	(75)	72

Total provision	$76	$384	$295

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings (losses) before income taxes is attributable to the following:

	2009	2008	2007

Federal taxes based on statutory rate	$(973)	$342	$261
State income taxes, net of federal benefit	(7)	40	31
Goodwill impairment	1,060	—	—
Other	(4)	2	3

Total provision	$76	$384	$295

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consisted of the following:

	2009	2008

Deferred tax assets:
Compensation and benefits	$575	$330
Self-insurance	232	278
Property, plant and equipment and capital leases	448	399
Capital and net operating loss carryforwards	171	172
Other	229	203

Gross deferred tax assets	1,655	1,382
Valuation allowance	(165)	(165)

Total deferred tax assets	1,490	1,217

Deferred tax liabilities:
Property, plant and equipment and capital leases	(275)	(170)
Inventories	(277)	(290)
Debt discount	(81)	(78)
Intangible assets	(471)	(669)
Other	(39)	(57)

Total deferred tax liabilities	(1,143)	(1,264)

Net deferred tax asset (liability)	$347	$(47)

The Company currently has state net operating loss (“NOL”) carryforward of $444 for tax purposes. The NOL carryforward expires beginning in 2011 and continuing through 2027. The Company also has capital loss carryforward which expires in fiscal 2011.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Company recorded a valuation allowance of $18 against a portion of its NOL carryforward deferred tax asset and a full valuation allowance of $147 against its capital loss carryforward deferred tax asset, as realization of the deferred tax asset in future years is uncertain. Based on the Company’s carryback potential, reversing taxable differences, and projected future earnings, the Company has evaluated the remaining deferred tax assets and has determined that it is more-likely-than-not that all of the deferred tax assets will be realized.

Changes in the Company’s unrecognized tax benefits during fiscal 2009 consisted of the following:

	2009	2008

Beginning balance	$146	$312
Increase based on tax positions related to the current year	5	1
Decrease based on tax positions related to the current year	—	(2)
Increase based on tax positions related to prior years	22	18
Decrease based on tax positions related to prior years	(37)	(180)
Decrease due to lapse of statute of limitations	(22)	(3)

Ending balance	$114	$146

Included in the balance of unrecognized tax benefits as of February 28, 2009 and February 23, 2008 are tax positions of $57, net of tax, and $29, net of tax, respectively, that would reduce the Company’s effective tax rate if recognized in future periods.

The Company expects to resolve $14, net, of unrecognized tax benefits within the next 12 months, representing several individually insignificant income tax positions. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would occur as a result of potential settlements from these negotiations. Based on the information available as of February 28, 2009, the Company does not anticipate significant additional changes to its unrecognized tax benefits.

Interest and penalties were $26 and $14 for fiscal 2009 and 2008, respectively. As of February 28, 2009 and February 23, 2008, the Company had, in addition to the liability for unrecognized tax benefits, a total liability of $67 and $42, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of February 28, 2009, the Company is no longer subject to federal income tax examinations for fiscal years before 2003 and with few exceptions is no longer subject to state income tax examinations for fiscal years before 2004.

NOTE 10—	STOCK-BASED AWARDS

As of February 28, 2009, the Company has stock options and restricted stock awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2007 Stock Plan, 2002 Stock Plan, 1997 Stock Plan, 1993 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2007 Stock Plan, as approved by stockholders in May 2007, is the only plan under which stock-based awards may be granted. The 2007 Stock Plan provides that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years and effective in fiscal 2006, stock-based awards granted will not be for a term of more than seven years.

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

The Company reserved 55 shares for grant as part of the 2007 Stock Plan. As of February 28, 2009, there were 30 shares available for grant. Common stock is delivered out of treasury stock upon the exercise of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or the Compensation Committee.

Stock Options

Stock options granted, exercised and outstanding consisted of the following:

			Weighted Average
	Shares	Weighted	Remaining	Aggregate
	Under Option	Average	Contractual Term	Intrinsic Value
	(In thousands)	Exercise Price	(In years)	(In thousands)

Outstanding, February 23, 2008	19,997	$35.72
Granted	3,606	34.83
Exercised	(485)	23.92
Canceled and forfeited	(1,145)	39.47

Outstanding, February 28, 2009	21,973	$35.64	3.79	$242

Vested and expected to vest in future as of February 28, 2009	21,669	$35.61	3.76	$242
Exercisable as of February 28, 2009	15,742	$34.98	3.16	$242

The weighted average grant date fair value of all stock options granted during fiscal 2009, 2008 and 2007 was $7.91, $8.97 and $6.18 per share, respectively. In fiscal 2007, the weighted average grant date fair value of stock options granted to holders of Albertsons stock options who became employees of the Company after the Acquisition was $6.07 per share. The weighted average grant date fair value of all other stock options granted during fiscal 2007 was $6.96 per share. The total intrinsic value of stock options exercised during fiscal 2009, 2008, and 2007 was $4, $93 and $71, respectively. Intrinsic value is measured using the fair market value as of the date of exercise for stock options exercised and the fair market value as of February 28, 2009, less the applicable exercise price.

The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is estimated based on an average of actual historical volatility and implied volatility corresponding to the stock option’s estimated expected term. The Company believes this approach to determine volatility is representative of future stock volatility. The expected term of a stock option is estimated based on analysis of stock options already exercised and foreseeable trends or changes in behavior. The risk-free interest rates are based on the U.S. Treasury securities maturities as of each applicable grant date. The dividend yield is based on analysis of actual historical dividend yield.

The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	2009	2008	2007

Dividend yield	2.0%	2.0%	2.0%
Volatility rate	28.1–59.4%	19.1–30.8%	20.6–29.5%
Risk-free interest rate	1.0–3.6%	3.0–5.1%	4.5–5.2%
Expected option life	1.0–5.4 years	1.0–5.5 years	1.0–5.4 years

Restricted Stock Awards

Restricted stock award activity consisted of the following:

	Restricted	Weighted Average
	Stock	Grant-Date
	(In thousands)	Fair Value

Outstanding, February 23, 2008	919	$28.97
Granted	802	31.63
Lapsed	(300)	30.44
Canceled and forfeited	(41)	35.35

Outstanding, February 28, 2009	1,380	$30.05

Compensation Expense

The components of pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Consolidated Statements of Earnings) and related tax benefits were as follows:

	2009	2008	2007

Stock-based compensation	$44	$52	$43
Income tax benefits	(17)	(20)	(17)

Stock-based compensation (net of tax)	$27	$32	$26

The Company realized excess tax benefits of $1, $20 and $22 related to the exercise of stock-based awards during fiscal 2009, 2008 and 2007, respectively.

Unrecognized Compensation Expense

As of February 28, 2009, there was $41 of unrecognized compensation expense related to unvested stock-based awards granted under the Company’s stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

NOTE 11—	TREASURY STOCK PURCHASE PROGRAM

On May 28, 2008, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs and continues through June 2009. During fiscal 2009 the Company purchased 0.6 shares under this program at an average cost of $25.88 per share. As of February 28, 2009, there remained approximately $53 available to repurchase the Company’s common stock.

During fiscal 2009, 2008 and 2007, the Company purchased 0.2 shares, 5 shares and 8 shares, respectively, under former share repurchase programs.

NOTE 12—	NET EARNINGS (LOSS) PER SHARE

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	2009	2008	2007

Net earnings (loss) per share—basic:
Net earnings (loss)	$(2,855)	$593	$452
Deduct: undistributed net earnings allocable to contingently convertible debentures	—	(2)	—

Net earnings (loss) available to common stockholders	$(2,855)	$591	$452

Weighted average shares outstanding—basic	211	211	189
Net earnings (loss) per share—basic	$(13.51)	$2.80	$2.38
Net earnings (loss) per share—diluted:
Net earnings (loss)	$(2,855)	$593	$452
Interest related to dilutive contingently convertible debentures, net of tax	—	1	3

Net earnings (loss) used for diluted net earnings per share calculation	$(2,855)	$594	$455

Weighted average shares outstanding—basic	211	211	189
Dilutive impact of options and restricted stock outstanding	—	3	3
Dilutive impact of convertible securities	—	1	4

Weighted average shares outstanding—diluted	211	215	196

Net earnings (loss) per share—diluted	$(13.51)	$2.76	$2.32

Options and restricted stock of 22 shares were outstanding during fiscal 2009 but were excluded from the computation of diluted net loss per share as the effect of their inclusion would be antidilutive when applied to a net loss. Options of 6 and 11 shares were outstanding during fiscal 2008 and 2007, respectively, but were excluded from the computation of diluted net earnings per share because they were antidilutive.

NOTE 13—	BENEFIT PLANS

Employee Benefit Plans

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits including short-term and long-term disability benefits to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For most retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Effective December 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans whereby service crediting will end in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases will continue to be reflected in the amount of benefit earned in these plans until December 31, 2012. The amendments to the plans were accounted for as plan curtailments in the first quarter of fiscal 2008.

Effective January 1, 2009, the Company authorized an amendment to the SUPERVALU Retiree Benefit Plan to provide for certain insured Medicare benefits. The result of this amendment was a reduction in the other postretirement benefit obligation of $37 with a corresponding decrease to other comprehensive loss, net of tax.

The benefit obligation, fair value of plan assets and funded status of the defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Change in Benefit Obligation
Benefit obligation at beginning of year	$1,940	$2,171	$153	$170
Plan amendment	—	—	(37)	—
Change in measurement date	—	(9)	—	(2)
Service cost	7	27	1	2
Interest cost	129	124	10	9
Curtailment	—	(38)	—	—
Transfers	2	(3)	—	—
Actuarial (gain) loss	(85)	(263)	3	(16)
Benefits paid	(71)	(69)	(13)	(10)

Benefit obligation at end of year	1,922	1,940	117	153

Changes in Plan Assets
Fair value of plan assets at beginning of year	1,700	1,735	—	—
Change in measurement date	—	24	—	—
Actual return on plan assets	(649)	(28)	—	—
Employer contributions	28	38	13	15
Plan participants’ contributions	—	—	11	10
Benefits paid	(71)	(69)	(24)	(25)

Fair value of plan assets at end of year	1,008	1,700	—	—

Funded status at end of year	$(914)	$(240)	$(117)	$(153)

For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The Company’s accumulated benefit obligation for the defined benefit pension plans was $1,892 and $1,901 as of February 28, 2009 and February 23, 2008, respectively.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Accrued vacation, compensation and benefits	$(2)	$(1)	$(7)	$(11)
Other liabilities	(912)	(239)	(110)	(142)

	$(914)	$(240)	$(117)	$(153)

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

Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Net Periodic Benefit Cost
Service cost	$7	$27	$33	$1	$2	$2
Interest cost	129	124	99	10	9	9
Expected return on plan assets	(142)	(135)	(105)	—	—	—
Amortization of prior service cost (benefit)	—	—	2	(1)	(2)	(2)
Amortization of net actuarial loss	1	13	27	3	5	5
Curtailment	—	6	—	—	—	—

Net periodic benefit expense (income)	(5)	35	$56	13	14	$14

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Prior service benefit	—	(6)		(38)	—
Amortization of prior service benefit	—	—		1	2
Net actuarial loss (gain)	707	(139)		3	(17)
Amortization of net actuarial loss	(1)	(13)		(3)	(5)

Total recognized in other comprehensive income	706	(158)		(37)	(20)

Total recognized in net periodic benefit expense and other comprehensive income	$701	$(123)		$(24)	$(6)

The estimated net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit cost for the defined benefit pension plans during fiscal 2010 is $10. The estimated net amount of prior service benefit and net actuarial loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during fiscal 2010 is $5.

Amounts recognized in accumulated other comprehensive losses for the defined benefit pension plans and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Prior service benefit	$—	$—	$39	$2
Net actuarial loss	(832)	(127)	(29)	(29)

Total recognized in accumulated other comprehensive losses	$(832)	$(127)	$10	$(27)

Total recognized in accumulated other comprehensive losses, net of tax	$(509)	$(79)	$6	$(16)

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

		Other
		Postretirement
Fiscal Year	Pension Benefits	Benefits

2010	$76	$7
2011	82	8
2012	89	8
2013	97	8
2014	108	9
Years 2015-2019	675	51

Assumptions

Weighted average assumptions used for the defined benefit pension plans consist of the following:

	2009	2008	2007(1)

Weighted average assumptions used to determine benefit obligations:
Discount rate(3)	7.35%	6.75%	5.70-5.85%
Rate of compensation increase	3.25%	3.75%	3.00-3.07%
Weighted average assumptions used to determine net periodic benefit cost:(2)
Discount rate(3)	6.75%	5.85%	5.75-6.30%
Rate of compensation increase	3.75%	3.00%	3.00-3.07%
Expected return on plan assets(4)	8.00%	8.00%	8.00%

(1)	Legacy SUPERVALU benefit obligations and the fair value of plan assets were measured as of November 30, 2006. The Acquired Operations benefit obligations and the fair value of plan assets were measured as of February 22, 2007.

(2)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

(3)	The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used by the Company.

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

Weighted average assumptions used for the postretirement benefit plans consist of the following:

	2009	2008	2007(1)

Weighted average assumptions used to determine benefit obligations:
Discount rate	7.35%	6.75%	5.70-5.85%
Weighted average assumptions used to determine net periodic benefit cost:(2)
Discount rate	6.75%	5.85%	5.38-5.75%

(1)	Legacy SUPERVALU benefit obligations were measured as of November 30, 2006. The Acquired Operations benefit obligations were measured as of February 22, 2007.

(2)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before and after age 65 was 8.5 percent and 9.0 percent, respectively, in fiscal 2009. The assumed healthcare cost trend rate for retirees before and after age 65 will decrease by 0.5 percent each year for the next seven and eight years, respectively, until it reaches the ultimate trend rate of five percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption has a significant impact on the amounts reported. For example, a 100 basis point change in the trend rate would impact the Company’s accumulated postretirement benefit obligation as of the end of fiscal 2009 by approximately $9 and the service and interest cost by approximately $1 for fiscal 2010.

Contributions

The Company expects to contribute $74 to its pension plans and $7 to its postretirement benefit plans in fiscal 2010. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act of 1974, with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation variable rate premiums or participant notices of underfunding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

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

Plan assets are invested using a combination of active and passive investment strategies. Passive or “indexed” strategies attempt to mimic rather than exceed the investment performance of a market benchmark. The Plan’s active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices while focusing primarily on security selection as a means to add value. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation guidelines and the actual allocation of pension plan assets are as follows:

	Target Allocation	Plan Assets	Plan Assets
Asset Category	Ranges	2009	2008

Domestic Equity	30.0% - 55.0%	44.0%	50.9%
International Equity	10.0% - 25.0%	20.3%	16.9%
Fixed Income	20.0% - 40.0%	34.0%	31.7%
Private Equity	0.0% - 7.5%	1.3%	0.0%
Real Estate	0.0% - 15.0%	0.0%	0.0%
Cash and Other	0.0% - 10.0%	0.4%	0.5%

Total		100.0%	100.0%

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The total amount contributed by the Company to the plans is determined by plan provisions or at the discretion of the Company. Total contribution expenses for these plans were $79, $106 and $83 for fiscal 2009, 2008 and 2007, respectively. Plan assets also include 4 shares of the Company’s common stock as of February 28, 2009 and February 23, 2008.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, which are the primary benefits paid to inactive employees prior to retirement. As of February 28, 2009, the obligation for post-employment benefits was $66, with $23 included in Accrued vacation, compensation and benefits and $43 included in Other liabilities.

Multi-Employer Plans

The Company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements. These plans require the Company to make contributions thereto as negotiated in such collective bargaining agreements. The Company contributed $147, $142 and $122 to these plans for fiscal 2009, 2008 and 2007, respectively. Currently, some of these plans are underfunded in that the present value of accrued liabilities exceeds the current value of the assets held in trust to pay benefits. If the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. There are many variables that affect future funding requirements such as investment returns and benefit levels.

Collective Bargaining Agreements

As of February 28, 2009, the Company had approximately 178,000 employees. Approximately 110,000 employees are covered by collective bargaining agreements. During fiscal 2009, 60 collective bargaining agreements covering approximately 29,000 employees were renegotiated. During fiscal 2009, 62 collective bargaining agreements covering approximately 4,500 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2010, 47 collective bargaining agreements covering approximately 37,000 employees will expire.

NOTE 14—	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 28, 2009. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately 10 years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 28, 2009, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $168 and represented approximately $110 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 28, 2009, the Company had approximately $1,948 of non-cancelable future purchase obligations primarily related to supply contracts.

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

In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. (“Sav-on Drug Stores”) and Lucky Stores, Inc. (“Lucky Stores”), wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. The parties have entered into a memorandum of understanding regarding settlement of this matter and are currently negotiating terms of a preliminary settlement agreement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain of the assets of the Company to C&S which were located in New England. The complaint alleges that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company, however, predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures and believes recorded reserves are adequate. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. A small minority of collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased healthcare expenses. If these healthcare provisions cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

NOTE 15—	SHAREHOLDER RIGHTS PLAN

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

NOTE 16—	SEGMENT INFORMATION

Refer to the Consolidated Segment Financial Information for financial information concerning the Company’s operations by reportable segment.

The Company’s operating segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision maker is our Chairman and Chief Executive Officer. The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment is an aggregation of the Company’s retail operating segments, which are primarily organized based on geography.

The Retail food operating segments are aggregated as the products sold in the grocery stores are substantially the same, focusing on food and related products; the customer or potential customer for each of the retail operating segments is the same, any consumer of food and related products; each of the retail operating segments use the same distribution method for its products, the sale of items through grocery stores; and all of the Company’s retail operating segments are subject to similar regulation. Additionally, the retail operating segments are aggregated into one Retail food reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance, based on operating earnings as a percent of sales.

The Retail food reportable segment derives revenues from the sale of groceries at retail locations operated by the Company (both the Company’s own stores and stores licensed by the Company). The Supply chain services reportable segment derives revenues from wholesale distribution to independently owned retail food stores, mass merchants and other customers (collectively referred to as “independent retail customers”) and logistics support services.

The Company offers a wide variety of nationally advertised brand name and private brand name products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, pharmacy and fuel, which are sold through the Company’s own and licensed retail food stores to shoppers and through its Supply chain services business to independent retail customers. The amounts and percentages of Net sales for each group of similar products sold in the Retail food and Supply chain services segments consisted of the following:

	2009		2008		2007

Retail food:
Nonperishable grocery products(1)	$18,031	41%	$17,553	40%	$14,610	39%
Perishable grocery products(2)	9,963	23	9,923	23	7,967	21
General merchandise and health and beauty care products(3)	2,738	6	2,922	7	2,387	7
Pharmacy products	2,701	6	2,706	6	2,151	6
Fuel	645	1	638	1	403	1
Other	586	1	599	1	498	1

	34,664	78	34,341	78	28,016	75
Supply chain services:
Product sales to independent retail customers	9,595	21	9,405	21	9,104	24
Services to supply chain customers	305	1	302	1	286	1

	9,900	22	9,707	22	9,390	25

Net sales	$44,564	100%	$44,048	100%	$37,406	100%

(1)	Includes such items as dry goods, beverages, dairy and frozen foods

(2)	Includes such items as meat, produce, deli and bakery

(3)	Includes such items as household products, over-the-counter medication, candy, beauty care, personal care, seasonal items and tobacco

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	2009
	First	Second	Third		Fourth		Fiscal Year
	(16 wks)	(12 wks)	(12 wks)		(13 wks)		(53 wks)

Net sales	$13,347	$10,226	$10,171		$10,820		$44,564
Gross profit	$3,065	$2,289	$2,280		$2,479		$10,113
Net earnings (loss)	$162	$128	$(2,944	)(1)	$(201	)(1)(2)	$(2,855	)(1)(2)
Net earnings (loss) per share—diluted(3)	$0.76	$0.60	$(13.95	)(4)	$(0.95	)(4)	$(13.51	)(4)
Dividends declared per share	$0.1700	$0.1725	$0.1725		$0.1725		$0.6875
Weighted average shares—diluted	214	213	211		211		211

	2008
	First	Second	Third	Fourth	Fiscal Year
	(16 wks)	(12 wks)	(12 wks)	(12 wks)	(52 wks)

Net sales	$13,292	$10,159	$10,211	$10,386	$44,048
Gross profit	$3,083	$2,333	$2,270	$2,419	$10,105
Net earnings	$148	$148	$141	$156	$593
Net earnings per share—diluted(3)	$0.69	$0.69	$0.66	$0.73	$2.76
Dividends declared per share	$0.1650	$0.1700	$0.1700	$0.1700	$0.6750
Weighted average shares—diluted	216	216	214	213	215

(1)	During fiscal 2009 the Company recorded goodwill and intangible asset impairment charges of $3,326, after tax, of which $3,076, after tax, were recorded in the third quarter of fiscal 2009 and $250, after tax, were recorded in the fourth quarter of fiscal 2009.

(2)	During the fourth quarter of fiscal 2009 the Company recorded charges primarily related to closure of non-strategic stores of $121, after tax, and a pre-Acquisition Albertsons legal settlement of $15, after tax.

(3)	The sum of the quarterly Net earnings (loss) per share—diluted amounts does not equal the fiscal year amount due to rounding.

(4)	As a result of the net loss for the third and fourth quarters of fiscal 2009 and fiscal year 2009, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of Net earnings (loss) per share—diluted.

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts
(In millions)

	Balance at			Balance at
	Beginning of			End of Fiscal
Description	Fiscal Year	Additions	Deductions	Year

Allowance for losses on receivables:
2009	$20	15	(20)	$15
2008	28	13	(21)	20
2007(1)	27	20	(19)	28

(1)	Fiscal 2007 additions include approximately $15 of allowances for losses on receivables from the Acquired Operations, which were recorded as a result of applying the purchase method of accounting.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2009, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, as of February 28, 2009, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2009 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 28, 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1).”

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

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of Executive Personnel and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 28, 2009 about the Company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

Number of
			Weighted		securities
	Number of		average		remaining available
	securities to be		exercise		for future issuance
	issued upon		price of		under equity
	exercise of		outstanding		compensation plans
	outstanding		options,		(excluding
(shares not in millions)	options, warrants		warrants		securities reflected
Plan Category	and rights		and rights		in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	20,386,440	(2)(3)	$36.49	(2)(3)(4)	30,374,863	(5)
Equity compensation plans not approved by security holders(6)	2,286,714		$28.29		—

Total	22,673,154		$35.64		30,374,863

(1)	Includes the Company’s 1993 Stock Plan, 2002 Stock Plan, 2007 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan and Albertson’s, Inc. 2004 Equity and Performance Incentive Plan.

(2)	Includes options for 425,299 shares under the Albertson’s, Inc. 2004 Equity and Performance Incentive Plan at a weighted average exercise price of $28.87 per share that were assumed in connection with the Acquisition.

(3)	Includes options for 5,495,602 shares under the Albertson’s, Inc. 1995 Stock-Based Incentive Plan at a weighted average exercise price of $39.03 per share that were assumed in connection with the Acquisition.

(4)	Excludes 701,639 restricted stock units included in column (a) which do not have an exercise price. Such units vest and are payable in shares after the expiration of the time periods set forth in their restricted stock unit agreements.

(5)	In addition to grants of options, warrants or rights, includes shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards under the Company’s 2007 Stock Plan.

(6)	Includes the Company’s 1997 Stock Plan.

1997 Stock Plan. The Board of Directors adopted the 1997 Stock Plan on April 9, 1997 to provide for the granting of non-qualified stock options, restoration options, stock appreciation rights, restricted stock, restricted stock units and performance awards to key employees of the Company or any of its subsidiaries. A total of 10,800,000 (not in millions) shares were authorized for awards under the 1997 Stock Plan. The Board of Directors amended this plan in each of August 18, 1998, March 14, 2000 and April 10, 2002. The 1997 Stock Plan expired on April 9, 2007 and, therefore, no further awards may be granted under the 1997 Stock Plan. Stock options covering a total of 2,286,714 (not in millions) shares remained outstanding under the 1997 Stock Plan as of February 28, 2009. All employees, consultants or independent contractors providing services to the Company, other than officers or directors of the Company or any of its affiliates who are subject to Section 16 of the Exchange Act, were eligible to participate in the 1997 Stock Plan. The Board of Directors administers the 1997 Stock Plan and has discretion to set the terms of all awards made under the 1997 Stock Plan, except as otherwise expressly provided in the 1997 Stock Plan. Options granted under the 1997 Stock Plan may not have an exercise price less than 100 percent of the fair market value of the Company’s common stock on the date of the grant. Unless the Board of Directors otherwise specifies, restricted stock and restricted stock units will be forfeited and reacquired by the Company if an employee is terminated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders under the heading “Board Practices—Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders under the heading “Board Practices—Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The consolidated financial statements to the Company listed in the accompanying “Index of Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(2)  Financial Statement Schedules:

The consolidated financial statement schedule to the Company listed in the accompanying “Index of Financial Statements and Schedules.”

(3)  Exhibits:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

(3) Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

3.2	Restated Bylaws, as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2008.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7	Rights Agreement dated as of April 12, 2000, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.), as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2000.

4.8	Indenture dated as of November 2, 2001, between the Company and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Optiontm Note due 2031 (Zero Coupon—Senior), is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.9	Registration Rights Agreement, dated as of November 2, 2001, by and among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.10	Credit Agreement, dated as of June 1, 2006, by and among the Company, The Royal Bank of Scotland PLC, Bank of America, Citibank, Rabobank International, Cobank, ACB, U.S. Bank National Association, and various financial institutions and other persons from time to time parties hereto is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.11	First Amendment to Credit Agreement, dated March 8, 2007, among SUPERVALU INC., The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders, is incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.12	Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Albertson’s, Inc. (Reg. No. 333-41793) filed with the SEC on December 9, 1997.

4.13	Supplemental Indenture No. 1, dated as of May 7, 2004, between Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.14	Supplemental Indenture No. 2 dated as of June 1, 2006, between Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.15	Supplemental Indenture No. 3 dated as December 29, 2008, between NAI, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10) Material Contracts:

10.1	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.2	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended on April 17, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.3	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.4	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.5	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.6	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.7	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.8	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended, is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.9	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of October 12, 2006 for Jeffrey Noddle is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.*

10.10	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement for John H. Hooley is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.11	Amendment No. 1 to the SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of February 14, 2007 between John H. Hooley and SUPERVALU INC is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007.*

10.12	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement for Michael L. Jackson is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.13	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.14	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.15	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.17	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.18	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.19	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit (10) c. to the Company’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.20	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.21	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.22	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.23	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Stock Option Agreement and Stock Option Terms and Conditions for Employees, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.24	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.58 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.25	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Employee Director Deferred Share Units Agreement is incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.26	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.27	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 2005.*

10.28	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on January 31, 2006.*

10.29	Albertson’s Inc. 1995 Stock-Based Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.30	Form of Albertson’s, Inc. 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.31	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Stock Option is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.32	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.46.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.33	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.57 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.34	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.59 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.35	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.* 10.36 SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.37	Third Amendment of SUPERVALU INC. Excess Benefits Plan Restatement, filed herewith.*

10.38	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.39	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.40	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)I. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.41	Form of Change of Control Severance Agreements entered into with certain officers to the Company, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 2, 2006.*

10.42	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.43	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10) r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.44	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.45	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.46	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.47	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.48	Sixth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan, filed herewith.*

10.49	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.50	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.51	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.52	Letter Agreement, including Appendix A thereto, dated as of August 9, 2006, between the Company and Kevin Tripp is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.53	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between the Company and Pete Van Helden is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.54	Letter Agreement, including Appendix A thereto, dated as of September 15, 2006, between the Company and Duncan C. Mac Naughton is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006. * 10.55 Lead Director annual retainer is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006.*

10.56	Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.57	First Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.58	Second Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of July 18, 2001, is incorporated herein by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.59	Third Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.60	Fourth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.61	Sixth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.10.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.62	Albertson’s, Inc. Executive Pension Makeup Plan, amended and restated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.63	First Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 8, 1989, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 1989.*

10.64	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 12, 1990, is incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1990.*

10.65	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 31, 1990, is incorporated herein by reference to Exhibit 10.13.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 2, 1990.*

10.66	Fourth Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 1995, is incorporated herein by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1995.*

10.67	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to January 1, 1990, is incorporated herein by reference to Exhibit 10.13.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.68	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to October 1, 1999, is incorporated herein by reference to Exhibit 10.13.6 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.69	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 1, 2001, is incorporated herein by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.* 10.70 Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.8 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.71	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.9 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.72	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 2008, filed herewith.*

10.73	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on

Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.74	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.75	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.76	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.77	Albertson’s, Inc. Executive Pension Makeup Trust, dated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.78	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.79	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.80	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.81	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.18.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.82	Albertson’s, Inc. 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.83	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 12, 1994, is incorporated herein by reference to Exhibit 10.20.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 1994.*

10.84	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 5, 1997, is incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 1998.* 10.85 Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 1, 1998, is incorporated herein by reference to Exhibit 10.20.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.86	Termination of the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of December 31, 1999, is incorporated herein by reference to Exhibit 10.20.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.87	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30,2003.*

10.88	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, effective as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.6 of Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.89	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.20.7 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.90	Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.91	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 15, 1998, is incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.92	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of March 15, 2001, is incorporated herein by reference to Exhibit 10.21.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.93	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.94	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.21.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.95	Fifth Amendment to the Albertson’s, Inc. Non-Employees Directors’ Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.21.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.96	Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of November 20, 1990, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.97	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.98	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.22.1 of Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.99	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.100	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.22.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.101	Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.102	Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.103	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8 of American Stores Company (Commission File Number 1-5392) filed with the SEC on July 13, 1998.*

10.104	Amendment to the American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Stores Company (Commission File Number 1-5392) filed with the SEC on December 11, 1998.*

10.105	Sixth Amendment to the American Stores Company Supplemental Executive Retirement Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.30.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.106	Albertsons Inc. Change in Control Severance Benefit Trust, dated as of August 1, 2004, by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended November 3, 2005.*

10.107	SUPERVALU INC. 2007 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007.*

10.108	SUPERVALU INC. 2007 Stock Plan Form of Stock Appreciation Rights Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.109	SUPERVALU INC. 2007 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.110	SUPERVALU INC. 2007 Stock Plan Form of Restoration Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.111	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2007.*

10.112	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (restricted stock settled) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.113	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (restricted stock settled) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.114	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (cash-settled units) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.115	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Terms and Conditions (cash-settled units) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.116	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.117	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.118	Excess Plan Agreement for Michael L. Jackson dated May 27, 2008 by and between SUPERVALU INC. and Michael L. Jackson is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.119	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2007.*

10.120	SUPERVALU Executive Deferred Compensation Plan (2008 Statement) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.121	SUPERVALU Directors’ Deferred Compensation Plan (2009 Statement) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.122	Omnibus 409a Amendment of New Albertsons Nonqualified Plans, effective January 1, 2009, filed herewith.*

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

SUPERVALU INC.

(Registrant)

DATE: April 27, 2009 By:	/s/ JEFFREY NODDLE
Jeffrey Noddle

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	Chairman of the Board; Chief Executive Officer; and Director (principal executive officer)	April 27, 2009

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 27, 2009

/s/ A. GARY AMES* A. Gary Ames	Director

/s/ IRWIN COHEN* Irwin Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ PHILIP L. FRANCIS* Philip L. Francis	Director

/s/ EDWIN C. GAGE* Edwin C. Gage	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ MARISSA T. PETERSON* Marissa T. Peterson	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers	Director

/s/ WAYNE C. SALES* Wayne C. Sales	Director

Signature	Title	Date

/s/ KATHI P. SEIFERT* Kathi P. Seifert	Director

*	Executed this 27th day of April 2009, on behalf of the indicated Directors by Burt M. Fealing, duly appointed Attorney-in-Fact.

By:	/s/ BURT M. FEALING
Burt M. Fealing

Attorney-in-Fact