Form 10-Q
period 2009-06-20
SUPERVALU INC
filed 2009-07-29
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended June 20, 2009.
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
As of July 24, 2009, there were 211,988,647 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	First Quarter Ended
	June 20,	June 14,
	2009	2008
Net sales
Retail food	$9,900	$10,346
% of total	77.9%	77.5%
Supply chain services	2,815	3,001
% of total	22.1%	22.5%

Total net sales	$12,715	$13,347
	100.0%	100.0%

Operating earnings
Retail food	$311	$399
% of sales	3.1%	3.9%
Supply chain services	82	86
% of sales	2.9%	2.9%
Corporate	(31)	(29)

Total operating earnings	362	456
% of sales	2.8%	3.4%
Interest expense, net	177	190

Earnings before income taxes	185	266
Income tax provision	72	104

Net earnings	$113	$162

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
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	First Quarter Ended
		% of		% of
	June 20,	Net	June 14,	Net
	2009	sales	2008	sales
Net sales	$12,715	100.0%	$13,347	100.0%
Cost of sales	9,868	77.6	10,282	77.0

Gross profit	2,847	22.4	3,065	23.0
Selling and administrative expenses	2,485	19.6	2,609	19.6

Operating earnings	362	2.8	456	3.4
Interest expense, net	177	1.4	190	1.4

Earnings before income taxes	185	1.5	266	2.0
Income tax provision	72	0.6	104	0.8

Net earnings	$113	0.9%	$162	1.2%

Net earnings per share—basic	$0.53		$0.76
Net earnings per share—diluted	$0.53		$0.76
Dividends declared per share	$0.1725		$0.1700
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		214
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	June 20,	February 28,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$275	$240
Receivables, net	870	874
Inventories	2,746	2,709
Other current assets	220	282

Total current assets	4,111	4,105

Property, plant and equipment, net	7,461	7,528
Goodwill	3,748	3,748
Intangible assets, net	1,567	1,584
Other assets	684	639

Total assets	$17,571	$17,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,126	$3,067
Current maturities of long-term debt and capital lease obligations	257	516
Other current liabilities	891	889

Total current liabilities	4,274	4,472

Long-term debt and capital lease obligations	8,105	7,968
Other liabilities	2,522	2,583
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,850	2,853
Accumulated other comprehensive loss	(498)	(503)
Retained earnings	619	542
Treasury stock, at cost, 18 and 18 shares, respectively	(531)	(541)

Total stockholders’ equity	2,670	2,581

Total liabilities and stockholders’ equity	$17,571	$17,604

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	First Quarter Ended
	June 20,	June 14,
	2009	2008
Cash flows from operating activities
Net earnings	$113	$162
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	297	322
LIFO charge	18	20
Gain on sale of assets	(2)	(7)
Deferred income taxes	(5)	14
Stock-based compensation	13	23
Other	14	(5)
Changes in operating assets and liabilities	44	(131)

Net cash provided by operating activities	492	398

Cash flows from investing activities
Proceeds from sale of assets	10	41
Purchases of property, plant and equipment	(238)	(395)
Other	5	(15)

Net cash used in investing activities	(223)	(369)

Cash flows from financing activities
Proceeds from issuance of long-term debt	948	272
Payment of long-term debt and capital lease obligations	(1,106)	(250)
Dividends paid	(73)	(36)
Other	(3)	1

Net cash used in financing activities	(234)	(13)

Net increase in cash and cash equivalents	35	16
Cash and cash equivalents at beginning of year	240	243

Cash and cash equivalents at the end of period	$275	$259

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor of two wholesale grocery firms established in the 1870’s. SUPERVALU is one of the largest companies in the United States grocery channel. References to the Company refer to SUPERVALU INC. and Subsidiaries.
The Company conducts its retail operations throughout the United States under three retail food store formats: combination stores (defined as food and pharmacy), food stores and limited assortment food stores. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel.
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the 16 weeks ended June 20, 2009 and June 14, 2008 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. The results of operations for the 16 weeks ended June 20, 2009 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 28, 2009 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which included 13 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying June 20, 2009 and February 28, 2009 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertsons, Inc. as of June 18, 2009 and February 26, 2009, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 20, 2009 and February 28, 2009, the Company had net book overdrafts of $352 and $389, respectively.

Net Earnings Per Share
Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities.
The following table reflects the calculation of basic and diluted net earnings per share:

	First Quarter Ended
	June 20,	June 14,
	2009	2008
Net earnings per share—basic
Net earnings available to common stockholders	$113	$162
Weighted average shares outstanding—basic	212	212
Net earnings per share—basic	$0.53	$0.76

Net earnings per share—diluted
Net earnings available to common stockholders	$113	$162
Weighted average shares outstanding—basic	212	212
Dilutive impact of options and restricted stock outstanding	—	2

Weighted average shares outstanding—diluted	212	214
Net earnings per share—diluted	$0.53	$0.76
Options to purchase 22 and 13 shares of common stock were outstanding during the 16 weeks ended June 20, 2009 and June 14, 2008, respectively, but were excluded from the computation of diluted earnings per share because they were antidilutive.
Comprehensive Income
Comprehensive income consisted of the following:

	First Quarter Ended
	June 20,	June 14,
	2009	2008
Net earnings	$113	$162
Pension and other postretirement activity, net of tax	5	—

Comprehensive income	$118	$162

Subsequent Events
Events that have occurred subsequent to June 20, 2009 have been evaluated through July 29, 2009, the date the Company filed this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.
NOTE 2 — NEW ACCOUNTING STANDARDS
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. FSP FAS 132(R)-1 will be effective for the Company’s fiscal year ending February 27, 2010. The adoption of FSP FAS 132(R)-1 will result in enhanced disclosures, but will not otherwise have an impact on the Company’s consolidated financial statements.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS
As of June 20, 2009, the Company had approximately $3,748 of Goodwill; $2,941 related to its Retail food segment and $807 related to its Supply chain services segment.
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 28,	Additions/	Other net	June 20,
	2009	Amortization	adjustments	2009
Goodwill	$3,748	$—	$—	$3,748

Intangible assets:
Trademarks and tradenames – indefinite lived	$1,069	$—	$—	$1,069
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $213 and $197, as of June 20, 2009 and February 28, 2009, respectively)	706	2	(3)	705
Non-compete agreements (accumulated amortization of $4 and $4 as of June 20, 2009 and February 28, 2009, respectively)	10	—	—	10

Total intangible assets	1,785	2	(3)	1,784
Accumulated amortization	(201)	(19)	3	(217)

Total intangible assets, net	$1,584			$1,567

Amortization expense of intangible assets with a definite life was $19 and $20 for the 16 weeks ended June 20, 2009 and June 14, 2008, respectively. Future amortization expense will be approximately $51 per fiscal year for each of the next five fiscal years.
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
Changes in the Company’s reserves for closed properties consisted of the following:

June 20,
2009
Balance at beginning of year	$167
Additions	1
Payments	(18)
Adjustments	3

Balance at end of quarter	$153

NOTE 5 — FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3 — Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions about the assumptions that market participants would use in valuing.
As of June 20, 2009, the Company had no material financial assets or liabilities measured at fair value and no material nonfinancial assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable was less than the book value by approximately $5 and $8 as of June 20, 2009 and February 28, 2009, respectively. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded instruments of similar credit quality.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $281 and $452 as of June 20, 2009 and February 28, 2009, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.
NOTE 6 — LONG-TERM DEBT
The Company’s long-term debt and capital lease obligations consisted of the following:

	June 20,	February 28,
	2009	2009
1.19% to 3.25% Revolving Credit Facility and Variable Rate Notes due June 2011 – June 2012	$1,617	$1,920
8.00% Notes due May 2016	1,000	—
7.50% Notes due February 2011	700	700
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	500	500
6.34% to 7.15% Medium Term Notes due July 2009 – June 2028	452	512
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
6.95% Notes due August 2009	173	350
8.35% Notes due May 2010	165	275
7.875% Notes due August 2009	118	350
7.90% Debentures due May 2017	96	96
7.50% Debentures due May 2037	—	191
Accounts Receivable Securitization Facility, currently 1.41%	125	120
Other	90	97
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(240)	(208)
Capital lease obligations	1,319	1,334

Total debt and capital lease obligations	8,362	8,484
Less current maturities of long-term debt and capital lease obligations	(257)	(516)

Long-term debt and capital lease obligations	$8,105	$7,968

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

In May 2009, the Company issued $1,000 in senior notes, which rank equally with all of the Company’s other senior unsecured indebtedness. In conjunction with the debt issuance, the Company paid off $191 of 7.50% Debentures due May 2037 that contained put options exercised in May 2009, early redeemed $60 of 6.77% Medium Term Notes due July 2009 and purchased pursuant to a tender offer $232 of 7.875% Notes due August 2009, $177 of 6.95% Notes due August 2009 and $110 of 8.35% Notes due May 2010 for an aggregate payment of $777 in cash. The remainder of the debt issuance proceeds was used to reduce the Revolving Credit Facility.
In May 2009, the Company amended and extended its 364-day accounts receivable securitization program. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.75 percent to 2.50 percent, based on the Company’s credit ratings. The facility fee in effect on June 20, 2009, based on the Company’s current credit ratings, is 1.00 percent. As of June 20, 2009, there were $353 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.
As of June 20, 2009, the Company had $456 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 7 — INCOME TAXES
During the 16 weeks ended June 20, 2009 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February, 28, 2009. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.
NOTE 8 — STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $13 and $23 for the 16 weeks ended June 20, 2009 and June 14, 2008, respectively.
During the 16 weeks ended June 20, 2009 and June 14, 2008, the Company granted approximately 3 and 4 stock options, respectively. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	June 20,	June 14,
	2009	2008
Dividend yield	2.0%	2.0%
Volatility rate	41.3 – 42.2%	28.1 – 36.4%
Risk-free interest rate	1.9 – 2.0%	2.0 – 3.4%
Expected option life	4.0 – 4.5 years	1.0 – 5.4 years
The weighted average grant date fair value of the stock options granted during the 16 weeks ended June 20, 2009 and June 14, 2008 was $4.93 and $7.93, respectively.
NOTE 9 — TREASURY STOCK PURCHASE PROGRAM
On May 28, 2009, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share repurchase program and continues through June 2010. The Company did not repurchase any shares during the 16 weeks ended June 20, 2009. As of June 20, 2009, there remained $70 available to repurchase the Company’s common stock.
The Company did not repurchase any shares during the 16 weeks ended June 20, 2009 under the previously existing share repurchase program. During the 16 weeks ended June 14, 2008 the Company purchased 0.2 shares under a previously existing program at an average cost of $30.01 per share.
NOTE 10 — BENEFIT PLANS
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
Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
Service cost	$2	$2	$1	$—
Interest cost	42	40	2	3
Expected return on assets	(39)	(43)	—	—
Amortization of prior service benefit	—	—	(2)	—
Amortization of net actuarial loss	3	—	1	1

Net periodic benefit expense (income)	$8	$(1)	$2	$4

During the 16 weeks ended June 20, 2009, the Company made contributions of approximately $26 to its pension plans and $2 to its other postretirement benefit plans.
NOTE 11 — COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of June 20, 2009. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately 10 years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 20, 2009, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was approximately $160 and represented approximately $107 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 20, 2009, the Company had approximately $1,662 of non-cancelable future purchase obligations primarily related to supply contracts.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. The complaint alleges that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In July 2009, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company and an officer and the Executive Chairman of the Board alleging fraud under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. The complaint alleges that the Company withheld negative information from the market by inflating its fiscal year 2010 guidance in order to complete the Company’s Note Offering which closed on May 7, 2009. The purported class period runs between April 23, 2009 and June 23, 2009. Plaintiff is seeking class certification, monetary damages and attorneys’ fees and costs. The Company intends to vigorously defend this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. The majority of the Company’s collective bargaining agreements fix or limit the Company’s contributions to multi-employer health and welfare plans. The remaining agreements contain requirements that could result in additional contributions, increasing the Company’s Selling and administrative expenses in the future.
NOTE 12 — SEGMENT INFORMATION
Refer to page 2 for the Company’s segment information.
NOTE 13 — SUBSEQUENT EVENT
On July 28, 2009, the Company announced that it reached an agreement for the sale of 36 Albertsons stores located in Utah. The transaction, which is subject to regulatory approval, is expected to realize approximately $150 in after-tax net proceeds and is not expected to have a material effect on the Company’s results of operations for fiscal 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
OVERVIEW
SUPERVALU is one of the largest grocery companies in the United States grocery channel. The Company operates in two segments of the grocery industry, Retail food and Supply chain services, primarily wholesale distribution. As of June 20, 2009, the Company conducted its retail operations through a total of 2,418 retail stores of which 866 are licensed locations.
Weakness in the economy continued to negatively impact consumer confidence and spending in early fiscal 2010. If this continues, it could lead to further reduced consumer spending, trading down by consumers to a less expensive mix of products or trading down by consumers to discounters for grocery items, all of which could impact the Company’s sales growth. Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.
RESULTS OF OPERATIONS
In the first quarter of fiscal 2010, net sales were $12,715 and net earnings were $113, or $0.53 per basic and diluted share. In the first quarter of fiscal 2009, net sales were $13,347 and net earnings were $162, or $0.76 per basic and diluted share. Results for the first quarter of fiscal 2009 included acquisition-related costs (defined as one-time transaction costs associated with the acquisition of New Albertsons, Inc., which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $6 after tax, or $0.03 per diluted share.
FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of fiscal 2010 were $12,715 compared with $13,347 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 77.9 percent of Net sales and Supply chain services sales were 22.1 percent of Net sales for the first quarter of fiscal 2010, compared with 77.5 percent and 22.5 percent, respectively, last year.
Retail food net sales for the first quarter of fiscal 2010 were $9,900 compared with $10,346 last year. New store sales growth was more than offset by the impact of store closures and negative identical store retail sales. Identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) for the first quarter of fiscal 2010 compared to last year was negative 3.2 percent primarily as a result of a challenging economic environment, heightened competitive activity, additional investments in price and higher levels of promotional spending.
Total retail square footage at the end of the first quarter of fiscal 2010 was approximately 69 million. Total retail square footage decreased 3.2 percent from the first quarter of fiscal 2009. Total retail square footage, excluding store closures, increased 0.8 percent over the first quarter of fiscal 2009.
Supply chain services net sales for the first quarter of fiscal 2010 were $2,815 compared with $3,001 last year, reflecting the on-going transition of a national retailer’s volume to self-distribution and customer attrition, which was partially offset by new business growth.
Gross Profit
Gross profit, as a percent of Net sales, decreased 60 basis points to 22.4 percent in the first quarter of fiscal 2010 compared to 23.0 percent last year, primarily reflecting increased investments in price and promotional spending.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.6 percent in the first quarter of fiscal 2010 compared with 19.6 percent last year, primarily reflecting effective expense management with the decrease in Net sales from last year.
Operating Earnings
Operating earnings for the first quarter of fiscal 2010 were $362 compared with $456 last year. Retail food operating earnings for the first quarter of fiscal 2010 were $311 compared with $399 last year, primarily reflecting the impact of a challenging economic environment, heightened competitive activity, additional investments in price and higher levels of promotional spending. Supply chain services operating earnings for the first quarter of fiscal 2010 were $82, or 2.9 percent of Supply chain services net sales, compared with $86, or 2.9 percent of Supply chain services net sales last year.

Net Interest Expense
Net interest expense was $177 in the first quarter of fiscal 2010 compared with $190 last year, primarily reflecting lower interest rates and debt levels in the first quarter of fiscal 2010 compared to last year.
Income Tax Provision
The income tax expense was $72, or 38.7 percent of earnings before income taxes, in the first quarter of fiscal 2010 compared with income tax expense of $104, or 39.0 percent of earnings before income taxes, last year.
Net Earnings
Net earnings were $113, or $0.53 per basic and diluted share, in the first quarter of fiscal 2010 compared with net earnings of $162, or $0.76 per basic and diluted share last year.

SUBSEQUENT EVENT

On July 28, 2009, the Company announced that it reached an agreement for the sale of 36 Albertsons stores located in Utah. The transaction, which is subject to regulatory approval, is expected to realize approximately $150 in after-tax net proceeds and is not expected to have a material effect on the Company’s results of operations for fiscal 2010.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $492 for the first quarter of fiscal 2010 compared with $398 last year, primarily attributable to changes in working capital partially offset by decreased Net earnings and Depreciation and amortization.
Net cash used in investing activities was $223 for the first quarter of fiscal 2010 compared with $369 last year. The decrease is primarily attributable to lower capital spending in the first 16 weeks of fiscal 2010 compared to last year.
Net cash used in financing activities was $234 for the first quarter of fiscal 2010 compared with $13 last year. Fiscal 2010 first quarter financing activities primarily reflect net payments of long-term debt and capital lease obligations and payment of dividends.
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
In May 2009, the Company issued $1,000 in senior notes, which rank equally with all of the Company’s other senior unsecured indebtedness. In conjunction with the debt issuance, the Company paid off $191 of 7.50% Debentures due May 2037 that contained put options exercised in May 2009, early redeemed $60 of 6.77% Medium Term Notes due July 2009 and purchased pursuant to a tender offer $232 of 7.875% Notes due August 2009, $177 of 6.95% Notes due August 2009 and $110 of 8.35% Notes due May 2010 for an aggregate payment of $777 in cash. The remainder of the debt issuance proceeds was used to reduce the Revolving Credit Facility.
The Company has senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). The rates in effect under the facilities as of June 20, 2009, based on the Company’s current credit ratings, were 0.20 percent for the facility fees, LIBOR plus 0.875 percent for Term Loan A, LIBOR plus 1.25 percent for Term Loan B, LIBOR plus 1.00 percent for revolving advances and Prime Rate for base rate advances.
All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.
The senior secured credit facilities also contain various financial covenants, including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.25 to 1 for each of the fiscal quarters ending up through December 30, 2009, and moves to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.00 to 1 for each of the fiscal quarters ending up through December 30, 2009 and moves to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009.

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
As of June 20, 2009, there were $26 of outstanding borrowings under the Revolving Credit Facility. Term Loan A had a remaining principal balance of $478, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,113, of which $11 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $329 and the unused available credit under the Revolving Credit Facility was $1,645. The Company also had $5 of outstanding letters of credit issued under separate agreements with financial institutions. Letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.40 percent on the outstanding balance of the letters of credit.
In May 2009, the Company amended and extended its 364-day accounts receivable securitization program. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.75 percent to 2.50 percent, based on the Company’s credit ratings. The facility fee in effect on June 20, 2009, based on the Company’s current credit ratings, is 1.00 percent. As of June 20, 2009, there were $353 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.
As of June 20, 2009, the Company had $456 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
Capital spending during the first quarter of fiscal 2010 was approximately $238. Capital spending primarily included store remodeling activity and technology expenditures. The Company’s capital spending for fiscal 2010 is projected to be approximately $700, including capital leases.
Fiscal 2010 debt reduction is projected to be approximately $700, including the net proceeds from the sale of 36 Albertsons stores located in Utah.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of June 20, 2009. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately 10 years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 20, 2009, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was approximately $160 and represented approximately $107 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 20, 2009, the Company had approximately $1,662 of non-cancelable future purchase obligations primarily related to supply contracts.
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
The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 11 — Commitments, Contingencies and Off-Balance Sheet Arrangements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. The majority of the Company’s collective bargaining agreements fix or limit the Company’s contributions to multi-employer health and welfare plans. The remaining agreements contain requirements that could result in additional contributions, increasing the Company’s Selling and administrative expenses in the future.
Contractual Obligations
There have been no material changes in the Company’s contractual obligations since the end of fiscal 2009. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 for additional information regarding the Company’s contractual obligations.
CRITICAL ACCOUNTING POLICIES
The description of critical accounting policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
NEW ACCOUNTING STANDARDS
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. FSP FAS 132(R)-1 will be effective for the Company’s fiscal year ending February 27, 2010. The adoption of FSP FAS 132(R)-1 will result in enhanced disclosures, but will not otherwise have an impact on the Company’s consolidated financial statements.
CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT
Any statements contained in this report regarding the outlook for our businesses and their respective markets, such as projections of future performance, guidance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU INC. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.
Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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
There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 20, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. The complaint alleges that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In July 2009, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company and an officer and the Executive Chairman of the Board alleging fraud under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. The complaint alleges that the Company withheld negative information from the market by inflating its fiscal year 2010 guidance in order to complete the Company’s Note Offering which closed on May 7, 2009. The purported class period runs between April 23, 2009 and June 23, 2009. Plaintiff is seeking class certification, monetary damages and attorneys’ fees and costs. The Company intends to vigorously defend this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Various risks and uncertainties may affect the Company’s business. Any of the risks described below or elsewhere in this Quarterly Report on Form 10-Q or the Company’s other SEC filings may have a material impact on the Company’s business, financial condition or results of operations.
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
Furthermore, the Company may experience additional reductions in traffic in its own stores or stores of independent retail customers that it supplies, or limitations on the prices the Company can charge for its products, either of which may reduce the Company’s sales and profit margins and have a material adverse affect on the Company’s financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and the Company’s operating, selling, general and administrative expenses, and otherwise adversely affect the financial condition and results of operations of the Company’s Retail food and Supply chain services businesses.
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
The Company has been subject to negative operating trends, which may adversely affect the Company’s results of operations.
The Company has experienced negative operating trends, including negative identical store sales, resulting from the unprecedented decline in the economy and financial and credit market turmoil during fiscal 2009 and the beginning of fiscal 2010, which negatively affected consumer confidence and spending and pressured “trading down” practices by customers. In addition, the operating trends were impacted by lower margins resulting from certain ineffective pricing and promotional efforts to address these trends. Additional reductions in consumer spending, consumers trading down to a less expensive mix of products and consumers trading down to discounters for grocery items, all of which impacted the Company’s results for fiscal 2009 and the beginning of fiscal 2010, may continue to negatively impact the Company’s results. If the Company’s merchandising and marketing initiatives do not work as planned or if these negative operating trends continue or worsen, the Company’s business, results of operations and financial condition would be adversely affected.
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
In fiscal 2010, pursuant to the Company’s 2010 capital plan, the Company expects to complete 65 to 70 major store remodels, 25 to 30 minor store remodels, three new combination and food stores, and 45 to 55 limited assortment stores, including licensed stores. If, as a result of labor relations issues, supply issues or environmental and real estate delays, a significant portion of these capital projects do not stay reasonably within the time and financial budgets that the Company has forecasted, the Company’s financial condition and results of operations may be adversely affected. Furthermore, the Company cannot ensure that the new or remodeled stores will achieve anticipated results. As a result, the Company’s inability to open and remodel a significant number of stores as planned may have an adverse effect on the Company’s financial condition and results of operations.
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
The Company is required to annually test goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there may be an adverse effect on the Company’s financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
	Total Number	Average	Treasury Stock	Treasury Stock
(in millions, except shares and per share amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
March 1, 2009 to March 28, 2009	185,913	$15.21	—	$53
Second four weeks
March 29, 2009 to April 25, 2009	3,270	$14.08	—	$53
Third four weeks
April 26, 2009 to May 23, 2009	—	$—	—	$53
Fourth four weeks
May 24, 2009 to June 20, 2009	808	$15.90	—	$70

Totals	189,991	$15.19	—	$70

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2010 contains four 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 189,991 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On May 28, 2009, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share repurchase program and continues through June 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on June 25, 2009, at which the stockholders took the following actions:
(i) elected Irwin S. Cohen, Ronald E. Daly, Lawrence A. Del Santo, Susan E. Engel, Craig R. Herkert and Kathi P. Seifert to the Board of Directors for a one-year term expiring in 2010. The votes cast for and withheld with respect to each such Director are set forth below. No broker non-votes occurred with respect to any Director.

	For	Against	Abstain
Irwin S. Cohen	180,681,841	3,577,293	228,667
Ronald E. Daly	179,418,143	4,830,493	239,165
Lawrence A. Del Santo	177,723,946	6,358,704	405,151
Susan E. Engel	179,334,462	4,873,708	279,631
Craig R. Herkert	179,765,547	4,506,715	215,539
Kathi P. Seifert	177,268,803	6,981,323	237,675
The Directors whose terms continued after the meeting are as follows: A. Gary Ames, Philip L. Francis, Edwin C. Gage, Garnett L. Keith, Jr., Charles M. Lillis, Jeffrey Noddle, Marissa T. Peterson, Steven S. Rogers and Wayne C. Sales;
(ii) ratified by a vote of 179,188,730 for, 5,123,887 against, 175,184 abstaining and no broker non-votes, for the appointment of KPMG LLP as independent registered public accountants of the Company for the fiscal year ending February 27, 2010;
(iii) rejected by a vote of 132,778,546 against, 10,786,096 for, 21,040,293 abstaining and 19,882,866 broker non-votes, a stockholder proposal regarding tobacco drugstore sales; and
(iv) approved by a vote of 84,232,409 for, 75,504,716 against, 4,077,506 abstaining and 20,673,170 broker non-votes, a stockholder proposal regarding say-on-pay.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Restated Bylaws, as amended July 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 13, 2009.
10.1	Form of Change of Control Severance Agreement, as amended [Tiers I, II & III]*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the quarter ended June 20, 2009, filed with the SEC on July 29, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)
Dated: July 29, 2009	/s/ SHERRY SMITH
Sherry Smith
Senior Vice President, Finance (principal accounting officer)

EXHIBIT INDEX

Exhibit

3.1	Restated Bylaws, as amended July 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 13, 2009.
10.1	Form of Change of Control Severance Agreement, as amended [Tiers I, II & III]*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the quarter ended June 20, 2009, filed with the SEC on July 29, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.