Form 10-Q
period 2009-09-12
SUPERVALU INC
filed 2009-10-21
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended September 12, 2009.
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
Yes ☐  No ☑
As of October 16, 2009, there were 212,005,107 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

Item	Page
PART I — FINANCIAL INFORMATION

1. Financial Statements (Unaudited)

Condensed Consolidated Segment Financial Information for the second quarter and year-to-date ended September 12, 2009 and September 6, 2008	2

Condensed Consolidated Statements of Earnings for the second quarter ended September 12, 2009 and September 6, 2008	3

Condensed Consolidated Statements of Earnings for the year-to-date ended September 12, 2009 and September 6, 2008	4

Condensed Consolidated Balance Sheets as of September 12, 2009 and February 28, 2009	5

Condensed Consolidated Statements of Cash Flows for the year-to-date ended September 12, 2009 and September 6, 2008	6

Notes to Condensed Consolidated Financial Statements	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3. Quantitative and Qualitative Disclosures About Market Risk	21

4. Controls and Procedures	21

PART II — OTHER INFORMATION

1. Legal Proceedings	22

1A. Risk Factors	23

2. Unregistered Sales of Equity Securities and Use of Proceeds	23

3. Defaults Upon Senior Securities	23

4. Submission of Matters to a Vote of Security Holders	23

5. Other Information	24

6. Exhibits	24
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Second Quarter Ended		Year-to-Date Ended
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Net sales
Retail food	$7,411	$7,961	$17,311	$18,307
% of total	78.3%	77.9%	78.1%	77.7%
Supply chain services	2,050	2,265	4,865	5,266
% of total	21.7%	22.1%	21.9%	22.3%

Total net sales	$9,461	$10,226	$22,176	$23,573
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Retail food	$188	$284	$499	$683
% of sales	2.5%	3.6%	2.9%	3.7%
Supply chain services	63	77	145	163
% of sales	3.0%	3.4%	3.0%	3.1%
Corporate	(6)	(19)	(37)	(48)

Total operating earnings	245	342	607	798
% of sales	2.6%	3.3%	2.7%	3.4%
Interest expense, net	131	141	308	331

Earnings before income taxes	114	201	299	467
Income tax provision	40	73	112	177

Net earnings	$74	$128	$187	$290

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
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Second Quarter Ended
		% of		% of
	September 12,	Net	September 6,	Net
	2009	sales	2008	sales
Net sales	$9,461	100.0%	$10,226	100.0%
Cost of sales	7,372	77.9	7,937	77.6

Gross profit	2,089	22.1	2,289	22.4
Selling and administrative expenses	1,844	19.5	1,947	19.0

Operating earnings	245	2.6	342	3.3
Interest expense, net	131	1.4	141	1.4

Earnings before income taxes	114	1.2	201	2.0
Income tax provision	40	0.4	73	0.7

Net earnings	$74	0.8%	$128	1.3%

Net earnings per share—basic	$0.35		$0.60
Net earnings per share—diluted	$0.35		$0.60
Dividends declared per share	$0.1750		$0.1725
Weighted average number of shares outstanding:
Basic	212		211
Diluted	213		213
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Year-to-Date Ended
		% of		% of
	September 12,	Net	September 6,	Net
	2009	sales	2008	sales
Net sales	$22,176	100.0%	$23,573	100.0%
Cost of sales	17,240	77.7	18,219	77.3

Gross profit	4,936	22.3	5,354	22.7
Selling and administrative expenses	4,329	19.5	4,556	19.3

Operating earnings	607	2.7	798	3.4
Interest expense, net	308	1.4	331	1.4

Earnings before income taxes	299	1.3	467	2.0
Income tax provision	112	0.5	177	0.8

Net earnings	$187	0.8%	$290	1.2%

Net earnings per share—basic	$0.88		$1.37
Net earnings per share—diluted	$0.88		$1.36
Dividends declared per share	$0.3475		$0.3425
Weighted average number of shares outstanding:
Basic	212		211
Diluted	213		213
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	September 12,	February 28,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$269	$240
Receivables, net	862	874
Inventories	2,655	2,709
Other current assets	399	282

Total current assets	4,185	4,105

Property, plant and equipment, net	7,305	7,528
Goodwill	3,733	3,748
Intangible assets, net	1,535	1,584
Other assets	562	639

Total assets	$17,320	$17,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,134	$3,067
Current maturities of long-term debt and capital lease obligations	244	516
Other current liabilities	837	889

Total current liabilities	4,215	4,472

Long-term debt and capital lease obligations	7,900	7,968
Other liabilities	2,494	2,583
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,852	2,853
Accumulated other comprehensive loss	(496)	(503)
Retained earnings	655	542
Treasury stock, at cost, 18 and 18 shares, respectively	(530)	(541)

Total stockholders’ equity	2,711	2,581

Total liabilities and stockholders’ equity	$17,320	$17,604

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-to-Date Ended
	September 12,	September 6,
	2009	2008
Cash flows from operating activities
Net earnings	$187	$290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	515	569
LIFO charge	21	37
Gain on sale of assets	(21)	(11)
Asset impairment and other charges	20	1
Deferred income taxes	120	59
Stock-based compensation	20	28
Other	14	(10)
Changes in operating assets and liabilities	(36)	(218)

Net cash provided by operating activities	840	745

Cash flows from investing activities
Proceeds from sale of assets	22	65
Purchases of property, plant and equipment	(396)	(665)
Other	5	15

Net cash used in investing activities	(369)	(585)

Cash flows from financing activities
Proceeds from issuance of long-term debt	943	276
Payment of long-term debt and capital lease obligations	(1,306)	(318)
Dividends paid	(73)	(73)
Payment for purchase of treasury shares	—	(23)
Other	(6)	8

Net cash used in financing activities	(442)	(130)

Net increase in cash and cash equivalents	29	30
Cash and cash equivalents at beginning of year	240	243

Cash and cash equivalents at the end of period	$269	$273

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the second quarter and year-to-date ended September 12, 2009 and September 6, 2008 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. The results of operations for the second quarter and year-to-date ended September 12, 2009 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 28, 2009 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which consisted of 13 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying September 12, 2009 and February 28, 2009 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of September 10, 2009 and February 26, 2009, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 12, 2009 and February 28, 2009, the Company had net book overdrafts of $376 and $389, respectively.

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
The following table reflects the calculation of basic and diluted net earnings per share:

	Second Quarter Ended		Year-to-Date Ended
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Net earnings per share—basic
Net earnings available to common stockholders	$74	$128	$187	$290
Weighted average shares outstanding—basic	212	211	212	211
Net earnings per share—basic	$0.35	$0.60	$0.88	$1.37

Net earnings per share—diluted
Net earnings available to common stockholders	$74	$128	$187	$290
Weighted average shares outstanding—basic	212	211	212	211
Dilutive impact of options and restricted stock outstanding	1	2	1	2

Weighted average shares outstanding—diluted	213	213	213	213
Net earnings per share—diluted	$0.35	$0.60	$0.88	$1.36
Options to purchase 23 and 22 shares of common stock were outstanding during the second quarter and year-to-date ended September 12, 2009, respectively, but were excluded from the computation of diluted earnings per share because they were antidilutive. Options to purchase 19 and 16 shares of common stock were outstanding during the second quarter and year-to-date ended September 6, 2008, respectively, but were excluded from the computation of diluted earnings per share because they were antidilutive.
Comprehensive Income
Comprehensive income consisted of the following:

	Second Quarter Ended		Year-to-Date Ended
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Net earnings	$74	$128	$187	$290
Pension and other postretirement activity, net of tax	2	—	7	—

Comprehensive income	$76	$128	$194	$290

Subsequent Events
The Company has evaluated events that have occurred subsequent to September 12, 2009 through October 21, 2009, the date the Company filed this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, and has determined there were no material events requiring recognition or disclosure.
NOTE 2 – NEW ACCOUNTING STANDARDS
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

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
As of September 12, 2009, the Company had $3,733 of Goodwill; $2,926 related to its Retail food segment and $807 related to its Supply chain services segment.
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 28,	Additions/		Other net	September 12,
	2009	Amortization	Impairments	adjustments	2009
Goodwill	$3,748	$—	$—	$(15)	$3,733

Intangible assets:
Trademarks and tradenames – indefinite lived	$1,069	$—	$(10)	$—	$1,059
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $217 and $197 as of September 12, 2009 and February 28, 2009, respectively)	706	4	—	(22)	688
Non-compete agreements (accumulated amortization of $5 and $4 as of September 12, 2009 and February 28, 2009, respectively)	10	1	—	(1)	10

Total intangible assets	1,785	5	(10)	(23)	1,757
Accumulated amortization	(201)	(32)	—	11	(222)

Total intangible assets, net	$1,584				$1,535

Amortization expense of intangible assets with a definite life was $32 and $35 for the year-to-date ended September 12, 2009 and September 6, 2008, respectively. Future amortization expense will be approximately $50 per fiscal year for each of the next five fiscal years.
On July 28, 2009, the Company announced that it reached an agreement for the sale of 36 Albertsons stores located in Utah which are part of the Retail food segment. As a result of this agreement, during the second quarter the Company recorded an impairment charge of $10 to its indefinite-lived Albertsons trademark and reclassified $15 of Goodwill and $116 of Property, plant and equipment and other intangible assets to assets held for sale. Assets held for sale is a component of Other current assets in the Condensed Consolidated Balance Sheets.
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
Changes in the Company’s reserves for closed properties consisted of the following:

September 12,
2009
Balance at beginning of year	$167
Additions	1
Payments	(30)
Adjustments	1

Balance at end of quarter	$139

NOTE 5—FAIR VALUE MEASUREMENTS
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
During the second quarter ended September 12, 2009, the Company recorded $15 of asset impairment charges, which were measured at fair value using Level 3 inputs. The impairment charges are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.
Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable was less than the book value by $1 and $8 as of September 12, 2009 and February 28, 2009, respectively. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded instruments of similar credit quality.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by $153 and $452 as of September 12, 2009 and February 28, 2009, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.
NOTE 6 – LONG-TERM DEBT
The Company’s long-term debt and capital lease obligations consisted of the following:

	September 12,	February 28,
	2009	2009
1.14% to 3.25% Revolving Credit Facility and Variable Rate Notes due June 2011 – June 2012	$1,825	$1,920
8.00% Notes due May 2016	1,000	—
7.50% Notes due February 2011	700	700
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	500	500
6.34% to 7.15% Medium Term Notes due July 2009 – June 2028	440	512
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
8.35% Notes due May 2010	165	275
7.90% Debentures due May 2017	96	96
6.95% Notes due August 2009	—	350
7.875% Notes due August 2009	—	350
7.50% Debentures due May 2037	—	191
Accounts Receivable Securitization Facility, currently 1.28%	35	120
Other	89	97
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(239)	(208)
Capital lease obligations	1,286	1,334

Total debt and capital lease obligations	8,144	8,484
Less current maturities of long-term debt and capital lease obligations	(244)	(516)

Long-term debt and capital lease obligations	$7,900	$7,968

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
In May 2009, the Company amended and extended its 364-day accounts receivable securitization program. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.75 percent to 2.50 percent, based on the Company’s credit ratings. The facility fee in effect on September 12, 2009, based on the Company’s current credit ratings, was 1.00 percent. As of September 12, 2009, there were $332 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.
As of September 12, 2009, the Company had $165 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 7 – INCOME TAXES
During the year-to-date ended September 12, 2009, the Company settled tax audits in the amount of $125 utilizing a deposit of $86 as partial payment, which was placed with the Internal Revenue Service by Albertson’s, Inc. prior to its acquisition by the Company.
NOTE 8 – STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $6 and $20 for the second quarter and year-to-date ended September 12, 2009, respectively, compared to $4 and $28 for the second quarter and year-to-date ended September 6, 2008, respectively.
During the year-to-date ended September 12, 2009 and September 6, 2008, the Company granted 3 and 4 stock options, respectively. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	September 12,	September 6,
	2009	2008
Dividend yield	2.0%	2.0%
Volatility rate	38.4 – 42.2%	28.1 – 36.4%
Risk-free interest rate	1.9 – 2.8%	2.0 – 3.6%
Expected option life	4.0 – 5.4 years	1.0 – 5.4 years
The weighted average grant date fair value of the stock options granted during the year-to-date ended September 12, 2009 and September 6, 2008 was $4.93 and $7.92, respectively.
NOTE 9 – TREASURY STOCK PURCHASE PROGRAM
On May 28, 2009, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share repurchase program and continues through June 2010. The Company did not repurchase any shares during the second quarter and year-to-date ended September 12, 2009. As of September 12, 2009, there remained $70 available to repurchase the Company’s common stock.
The Company did not repurchase any shares during the second quarter and year-to-date ended September 12, 2009 under previously existing share repurchase programs. During the second quarter and year-to-date ended September 6, 2008, the Company purchased 0.6 shares and 0.8 shares, respectively, under previously existing programs at an average cost of $25.88 and $26.92 per share, respectively.
NOTE 10 – BENEFIT PLANS
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
Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Service cost	$1	$2	$—	$1
Interest cost	32	29	2	2
Expected return on assets	(29)	(32)	—	—
Amortization of prior service benefit	—	—	(1)	(1)
Amortization of net actuarial loss	2	—	—	1

Net periodic benefit expense (income)	$6	$(1)	$1	$3

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Service cost	$3	$4	$1	$1
Interest cost	74	69	4	5
Expected return on assets	(68)	(75)	—	—
Amortization of prior service benefit	—	—	(3)	(1)
Amortization of net actuarial loss	5	—	1	2

Net periodic benefit expense (income)	$14	$(2)	$3	$7

During the year-to-date ended September 12, 2009, the Company made contributions of $42 to its pension plans and $5 to its other postretirement benefit plans.
NOTE 11 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of September 12, 2009. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately 10 years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 12, 2009, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $156 and represented $107 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 12, 2009, the Company had $1,405 of non-cancelable future purchase obligations primarily related to supply contracts.
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
In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. (“Sav-on Drug Stores”) and Lucky Stores, Inc. (“Lucky Stores”), wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. In February 2009, the parties entered into a memorandum of understanding regarding settlement of this matter and agreed to a settlement. The settlement received final Court approval on October 14, 2009. Based on the terms of the settlement, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, two other retailers have filed similar complaints in other jurisdictions. Consolidation of the cases is currently pending before the United States Judicial Panel on Multidistrict Litigation. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. On September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company is cooperating with the FTC. Although this matter is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit or the FTC investigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In July 2009, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, an officer and the Executive Chairman of the Board alleging fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act. In October 2009, the lawsuit was transferred to the United States District Court for the District of Minnesota. The complaint alleges that the Company withheld negative information from the market by inflating its fiscal 2010 guidance in order to complete the Company’s note offering which closed on May 7, 2009. The purported class period runs between April 23, 2009 and June 23, 2009. Plaintiff is seeking class certification, monetary damages and attorneys’ fees and costs. All discovery is currently stayed. The Company intends to vigorously defend this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
NOTE 12 – SEGMENT INFORMATION
Refer to page 2 for the Company’s segment information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
RESULTS OF OPERATIONS
In the second quarter of fiscal 2010, Net sales were $9,461 and Net earnings were $74, or $0.35 per basic and diluted share. In the second quarter of fiscal 2009, Net sales were $10,226 and Net earnings were $128, or $0.60 per basic and diluted share. Results for the second quarter of fiscal 2009 included acquisition-related costs (defined as one-time transaction costs associated with the acquisition of New Albertsons, Inc., which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $2 after tax, or $0.01 per diluted share.
Weakness in the economy continued to negatively impact consumer confidence in the first half of fiscal 2010. As a result, consumers are spending less, trading down to a less expensive mix of products and trading down to discounters for grocery items, all of which impacted the Company’s sales. In addition, low levels of inflation in the first half of fiscal 2010 pressured sales growth. If these consumer spending and inflationary trends continue, they could further impact the Company’s sales and financial results for the remainder of fiscal 2010.
SECOND QUARTER RESULTS
Net Sales
Net sales for the second quarter of fiscal 2010 were $9,461 compared with $10,226 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 78.3 percent of Net sales and Supply chain services sales were 21.7 percent of Net sales for the second quarter of fiscal 2010, compared with 77.9 percent and 22.1 percent, respectively, last year.
Retail food net sales for the second quarter of fiscal 2010 were $7,411 compared with $7,961 last year. Identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) for the second quarter of fiscal 2010 compared to last year was negative 4.8 percent primarily as a result of a challenging economic environment, heightened competitive activity, deflationary pressures and investments in price and promotions. New store sales growth was more than offset by the impact of store closures and negative identical store retail sales.
Total retail square footage at the end of the second quarter of fiscal 2010, excluding Albertsons stores located in Utah planned for disposal, was 67 million, a decrease of 3.1 percent from the second quarter of fiscal 2009. Total retail square footage, excluding store closures, increased 0.9 percent over the second quarter of fiscal 2009.
Supply chain services net sales for the second quarter of fiscal 2010 were $2,050 compared with $2,265 last year, primarily reflecting the on-going transition of a national retail customer’s volume to self-distribution.
Gross Profit
Gross profit, as a percent of Net sales, decreased 30 basis points to 22.1 percent in the second quarter of fiscal 2010 compared to 22.4 percent last year, primarily reflecting a higher promotional sales mix and increased investments in price, partially offset by a lower LIFO charge.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.5 percent in the second quarter of fiscal 2010 compared with 19.0 percent last year, primarily reflecting reduced sales leverage that more than offset the savings achieved from ongoing cost reduction initiatives.

Operating Earnings
Operating earnings for the second quarter of fiscal 2010 were $245 compared with $342 last year. Retail food operating earnings for the second quarter of fiscal 2010 were $188, or 2.5 percent of Retail food net sales, compared with $284, or 3.6 percent of Retail food net sales last year. The decrease in Retail food operating earnings as a percent of Retail food net sales primarily reflects the impact of a challenging economic environment, heightened competitive activity, the impact of a higher promotional sales mix, increased investments in price and reduced sales leverage. Supply chain services operating earnings for the second quarter of fiscal 2010 were $63, or 3.0 percent of Supply chain services net sales, compared with $77, or 3.4 percent of Supply chain services net sales last year. The decrease in Supply chain services operating earnings as a percent of Supply chain services net sales primarily reflects the impact of reduced sales leverage from the on-going transition of a national retail customer’s volume to self-distribution.
Net Interest Expense
Net interest expense was $131 in the second quarter of fiscal 2010 compared with $141 last year, primarily reflecting lower interest rates and debt levels in the second quarter of fiscal 2010 compared to last year.
Income Tax Provision
Income tax expense for the second quarter of fiscal 2010 was $40, or 35.1 percent of earnings before income taxes, compared with income tax expense of $73, or 36.4 percent of earnings before income taxes, last year. The tax rate for the second quarter of fiscal 2010 reflects the impact of a lower effective state tax rate whereas the tax rate for the second quarter of fiscal 2009 reflects the impact of non-taxable life insurance proceeds.
Net Earnings
Net earnings were $74, or $0.35 per basic and diluted share, in the second quarter of fiscal 2010 compared with net earnings of $128, or $0.60 per basic and diluted share, last year.
YEAR-TO-DATE RESULTS
Net Sales
Net sales for fiscal 2010 year-to-date decreased to $22,176 compared with $23,573 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 78.1 percent of Net sales and Supply chain services sales were 21.9 percent of Net sales for fiscal 2010 year-to-date, compared with 77.7 percent and 22.3 percent, respectively, last year.
Retail food net sales for fiscal 2010 year-to-date were $17,311 compared with $18,307 last year. Identical store retail sales growth for fiscal 2010 year-to-date compared to last year was negative 3.8 percent, primarily as a result of a challenging economic environment, heightened competitive activity and investments in price and promotions.
Supply chain services net sales for fiscal 2010 year-to-date were $4,865 compared with $5,266 last year, primarily reflecting the on-going transition of a national retail customer’s volume to self-distribution.
Gross Profit
Gross profit, as a percent of Net sales, decreased 40 basis points to 22.3 percent for fiscal 2010 year-to-date compared to 22.7 percent last year, primarily reflecting a higher promotional sales mix and increased investments in price.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, increased 20 basis points to 19.5 percent for fiscal 2010 year-to-date compared to 19.3 percent last year, primarily reflecting reduced sales leverage that more than offset the savings achieved from ongoing cost reduction initiatives.

Operating Earnings
Operating earnings for fiscal 2010 year-to-date decreased to $607 compared with $798 last year. Retail food operating earnings for fiscal 2010 year-to-date were $499, or 2.9 percent of Retail food net sales, compared with $683, or 3.7 percent of Retail food net sales last year. The decrease in Retail food operating earnings as a percent of Retail food net sales primarily reflects the impact of a challenging economic environment, heightened competitive activity, the impact of a higher promotional sales mix, increased investments in price and reduced sales leverage. Supply chain services operating earnings for fiscal 2010 year-to-date were $145, or 3.0 percent of Supply chain services net sales, compared with $163, or 3.1 percent of Supply chain services net sales last year. The decrease in Supply chain services operating earnings as a percent of Supply chain services net sales primarily reflects the impact of reduced sales leverage from the on-going transition of a national retail customer’s volume to self-distribution.
Net Interest Expense
Net interest expense was $308 for fiscal 2010 year-to-date compared with $331 last year, primarily reflecting lower interest rates and debt levels in fiscal 2010 compared to last year.
Income Tax Provision
Income tax expense was $112, or 37.3 percent of earnings before income taxes, for fiscal 2010 year-to-date compared with income tax expense of $177, or 37.9 percent of earnings before income taxes, last year.
Net Earnings
Net earnings were $187, or $0.88 per basic and diluted share, for fiscal 2010 year-to-date compared with Net earnings of $290, or $1.37 per basic share and $1.36 per diluted share, last year.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $840 for fiscal 2010 year-to-date compared with $745 last year. The increase is primarily attributable to improvements in working capital partially offset by decreased Net earnings.
Net cash used in investing activities was $369 for fiscal 2010 year-to-date compared with $585 last year. The decrease is primarily attributable to lower capital spending in fiscal 2010 year-to-date compared to last year.
Net cash used in financing activities was $442 for fiscal 2010 year-to-date compared with $130 last year. The increase is primarily attributable to higher levels of debt reduction compared to last year.
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
The Company has senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). The rates in effect under the facilities as of September 12, 2009, based on the Company’s current credit ratings, were 0.20 percent for the facility fees, LIBOR plus 0.875 percent for Term Loan A, LIBOR plus 1.25 percent for Term Loan B, LIBOR plus 1.00 percent for revolving advances and Prime Rate for base rate advances.
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

As of September 12, 2009, there were $264 of outstanding borrowings under the Revolving Credit Facility. Term Loan A had a remaining principal balance of $450, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,111, of which $11 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $330 and the unused available credit under the Revolving Credit Facility was $1,406. The Company also had $3 of outstanding letters of credit issued under separate agreements with financial institutions. Letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letters of credit.
In May 2009, the Company amended and extended its 364-day accounts receivable securitization program. As of September 12, 2009, there were $35 of outstanding borrowings under the program. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.75 percent to 2.50 percent, based on the Company’s credit ratings. The facility fee in effect on September 12, 2009, based on the Company’s current credit ratings, was 1.00 percent. As of September 12, 2009, there were $332 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.
As of September 12, 2009, the Company had $165 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
Capital spending during the second quarter of fiscal 2010 was $158. Capital spending year-to-date for fiscal 2010 was $396. Capital spending primarily included store remodeling activity and technology expenditures. The Company’s capital spending for fiscal 2010 is projected to be approximately $700, including capital leases.
Fiscal 2010 debt reduction is projected to be approximately $700, including approximately $150 in after tax net proceeds from the sale of 36 Albertsons stores located in Utah.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of September 12, 2009. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately 10 years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 12, 2009, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $156 and represented $107 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 12, 2009, the Company had $1,405 of non-cancelable future purchase obligations primarily related to supply contracts.
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
Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 2009 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
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
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 12, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
In connection with the evaluation described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Each of the legal proceedings discussed below has been previously discussed in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 2009.
In April 2000, a class action complaint was filed against Albertsons, as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. (“Sav-on Drug Stores”) and Lucky Stores, Inc. (“Lucky Stores”), wholly-owned subsidiaries of Albertsons, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on the plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the Court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Sav-on Drug Stores in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief and the attorneys’ fees and costs. In February 2009, the parties entered into a memorandum of understanding regarding settlement of this matter and agreed to a settlement. The settlement received final Court approval on October 14, 2009. Based on the terms of the settlement, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, two other retailers have filed similar complaints in other jurisdictions. Consolidation of the cases is currently pending before the United States Judicial Panel on Multidistrict Litigation. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. On September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company is cooperating with the FTC. Although this matter is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit or the FTC investigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In July 2009, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, an officer and the Executive Chairman of the Board alleging fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act. In October 2009, the lawsuit was transferred to the United States District Court for the District of Minnesota. The complaint alleges that the Company withheld negative information from the market by inflating its fiscal 2010 guidance in order to complete the Company’s note offering which closed on May 7, 2009. The purported class period runs between April 23, 2009 and June 23, 2009. Plaintiff is seeking class certification, monetary damages and attorneys’ fees and costs. All discovery is currently stayed. The Company intends to vigorously defend this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
ITEM 1A. RISK FACTORS
There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 2009, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties could have a material impact on the Company’s business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
(in millions, except shares and per share	Total Number	Average	Treasury Stock	Treasury Stock
amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
June 21, 2009 to July 18, 2009	1,308	$12.75	—	$70
Second four weeks
July 19, 2009 to August 15, 2009	2,997	$14.79	—	$70
Third four weeks
August 16, 2009 to September 12, 2009	—	$—	—	$70

Totals	4,305	$14.17	—	$70

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2010 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 4,305 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On May 28, 2009, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share repurchase program and continues through June 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information contained in Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 2009 is incorporated herein by reference.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

3.1	Restated Bylaws, as amended October 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 9, 2009.

10.1	Executive & Officer Severance Pay Plan*

10.2	Summary of Non-Employee Director Compensation *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 12, 2009, filed with the SEC on October 21, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)
Dated: October 21, 2009	/s/ SHERRY SMITH
Sherry Smith
Senior Vice President, Finance (principal accounting officer)

EXHIBIT INDEX
Exhibit

3.1	Restated Bylaws, as amended October 7, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 9, 2009.

10.1	Executive & Officer Severance Pay Plan*

10.2	Summary of Non-Employee Director Compensation *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 12, 2009, filed with the SEC on October 21, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.