Form 10-Q
period 2009-12-05
SUPERVALU INC
filed 2010-01-14
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended December 5, 2009.
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
Yes ☐  No ☑
As of January 8, 2010, there were 212,005,433 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Third Quarter Ended		Year-to-Date Ended
	December 5,	November 29,	December 5,	November 29,
	2009	2008	2009	2008
Net sales
Retail food	$7,120	$7,861	$24,431	$26,168
% of total	77.3%	77.3%	77.8%	77.5%
Supply chain services	2,096	2,310	6,961	7,576
% of total	22.7%	22.7%	22.2%	22.5%

Total net sales	$9,216	$10,171	$31,392	$33,744
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food (1)	$269	$(2,941)	$768	$(2,258)
% of sales	3.8%	(37.4)%	3.1%	(8.6)%
Supply chain services	64	69	209	232
% of sales	3.1%	3.0%	3.0%	3.1%
Corporate	(25)	(19)	(62)	(67)

Total operating earnings	308	(2,891)	915	(2,093)
% of sales	3.3%	(28.4)%	2.9%	(6.2)%
Interest expense, net	131	143	439	474

Earnings (loss) before income taxes	177	(3,034)	476	(2,567)
Income tax provision (benefit)	68	(90)	180	87

Net earnings (loss)	$109	$(2,944)	$296	$(2,654)

(1)	For the third quarter of fiscal 2009 the Company recorded a preliminary estimate of impairment charges of $3,250, comprised of $3,000 of goodwill at certain Retail food reporting units and $250 of indefinite-lived trademarks and tradenames related to New Albertson’s, Inc. trademarks and other intangible assets. In the fourth quarter of fiscal 2009 the Company finalized the impairment analysis and recorded additional impairment charges of $274, before tax, comprised of $223 to goodwill for the same Retail food reporting units and $51 to the same indefinite-lived trademarks and tradenames and other intangible assets.
The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment is an aggregation of the Company’s retail operating segments, which are primarily organized based on format. The Retail food reportable segment derives revenues from the sale of groceries at retail locations operated by the Company (both the Company’s own stores and stores licensed by the Company). The Supply chain services reportable segment derives revenues from wholesale distribution to independently-owned retail food stores, mass merchants and other customers (collectively referred to as “independent retail customers”) and logistics support services. Substantially all of the Company’s operations are domestic.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Third Quarter Ended
		% of		% of
	December 5,	Net	November 29,	Net
	2009	sales	2008	sales
Net sales	$9,216	100.0%	$10,171	100.0%
Cost of sales	7,156	77.6	7,891	77.6

Gross profit	2,060	22.4	2,280	22.4
Selling and administrative expenses	1,752	19.0	1,921	18.9
Goodwill and intangible asset impairment charges	—	—	3,250	32.0

Operating earnings (loss)	308	3.3	(2,891)	(28.4)
Interest expense, net	131	1.4	143	1.4

Earnings (loss) before income taxes	177	1.9	(3,034)	(29.8)
Income tax provision (benefit)	68	0.7	(90)	(0.9)

Net earnings (loss)	$109	1.2%	$(2,944)	(28.9)%

Net earnings (loss) per share—basic	$0.51		$(13.95)
Net earnings (loss) per share—diluted	$0.51		$(13.95)
Dividends declared per share	$0.1750		$0.1725
Weighted average number of shares outstanding:
Basic	212		211
Diluted	213		211
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Year-to-Date Ended
		% of		% of
	December 5,	Net	November 29,	Net
	2009	sales	2008	sales
Net sales	$31,392	100.0%	$33,744	100.0%
Cost of sales	24,396	77.7	26,110	77.4

Gross profit	6,996	22.3	7,634	22.6
Selling and administrative expenses	6,081	19.4	6,477	19.2
Goodwill and intangible asset impairment charges	—	—	3,250	9.6

Operating earnings (loss)	915	2.9	(2,093)	(6.2)
Interest expense, net	439	1.4	474	1.4

Earnings (loss) before income taxes	476	1.5	(2,567)	(7.6)
Income tax provision	180	0.6	87	0.3

Net earnings (loss)	$296	0.9%	$(2,654)	(7.9)%

Net earnings (loss) per share—basic	$1.39		$(12.56)
Net earnings (loss) per share—diluted	$1.39		$(12.56)
Dividends declared per share	$0.5225		$0.5150
Weighted average number of shares outstanding:
Basic	212		211
Diluted	213		211
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	December 5,	February 28,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$232	$240
Receivables, net	860	874
Inventories	2,826	2,709
Other current assets	224	282

Total current assets	4,142	4,105

Property, plant and equipment, net	7,216	7,528
Goodwill	3,734	3,748
Intangible assets, net	1,527	1,584
Other assets	555	639

Total assets	$17,174	$17,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,969	$3,067
Current maturities of long-term debt and capital lease obligations	260	516
Other current liabilities	773	889

Total current liabilities	4,002	4,472

Long-term debt and capital lease obligations	7,920	7,968
Other liabilities	2,465	2,583
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,856	2,853
Accumulated other comprehensive loss	(496)	(503)
Retained earnings	727	542
Treasury stock, at cost, 18 and 18 shares, respectively	(530)	(541)

Total stockholders’ equity	2,787	2,581

Total liabilities and stockholders’ equity	$17,174	$17,604

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-to-Date Ended
	December 5,	November 29,
	2009	2008
Cash flows from operating activities
Net earnings (loss)	$296	$(2,654)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	—	3,250
Asset impairment and other charges	25	11
Depreciation and amortization	735	823
LIFO charge	29	58
Gain on sale of assets	(41)	(17)
Deferred income taxes	123	(123)
Stock-based compensation	25	36
Other	19	(21)
Changes in operating assets and liabilities	(413)	(279)

Net cash provided by operating activities	798	1,084

Cash flows from investing activities
Proceeds from sale of assets	193	93
Purchases of property, plant and equipment	(552)	(934)
Other	2	15

Net cash used in investing activities	(357)	(826)

Cash flows from financing activities
Proceeds from issuance of long-term debt	963	396
Payment of long-term debt and capital lease obligations	(1,293)	(370)
Dividends paid	(110)	(109)
Payment for purchase of treasury shares	—	(23)
Other	(9)	10

Net cash used in financing activities	(449)	(96)

Net (decrease) increase in cash and cash equivalents	(8)	162
Cash and cash equivalents at beginning of year	240	243

Cash and cash equivalents at the end of period	$232	$405

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the third quarter and year-to-date ended December 5, 2009 and November 29, 2008 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. The results of operations for the third quarter and year-to-date ended December 5, 2009 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 28, 2009 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which consisted of 13 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying December 5, 2009 and February 28, 2009 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of December 3, 2009 and February 26, 2009, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of December 5, 2009 and February 28, 2009, the Company had net book overdrafts of $362 and $389, respectively.

Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is calculated using net earnings (loss) available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities.
The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Third Quarter Ended		Year-to-Date Ended
	December 5,	November 29,	December 5,	November 29,
	2009	2008	2009	2008
Net earnings (loss) per share—basic
Net earnings (loss) available to common stockholders	$109	$(2,944)	$296	$(2,654)
Weighted average shares outstanding—basic	212	211	212	211
Net earnings (loss) per share—basic	$0.51	$(13.95)	$1.39	$(12.56)

Net earnings (loss) per share—diluted
Net earnings (loss) available to common stockholders	$109	$(2,944)	$296	$(2,654)
Weighted average shares outstanding—basic	212	211	212	211
Dilutive impact of options and restricted stock outstanding	1	—	1	—

Weighted average shares outstanding—diluted	213	211	213	211
Net earnings (loss) per share—diluted	$0.51	$(13.95)	$1.39	$(12.56)
Options to purchase 22 shares of common stock were outstanding during the third quarter and year-to-date ended December 5, 2009, but were excluded from the computation of diluted earnings per share because they were antidilutive. Options to purchase 23 and 21 shares of common stock were outstanding during the third quarter and year-to-date ended November 29, 2008, respectively, but were excluded from the computation of diluted earnings per share as the effect of their inclusion would be antidilutive when applied to a net loss.
Comprehensive Income (Loss)
Comprehensive income (loss) consisted of the following:

	Third Quarter Ended		Year-to-Date Ended
	December 5,	November 29,	December 5,	November 29,
	2009	2008	2009	2008
Net earnings (loss)	$109	$(2,944)	$296	$(2,654)
Pension and other postretirement activity, net of tax	—	1	7	1

Comprehensive income (loss)	$109	$(2,943)	$303	$(2,653)

Subsequent Events
The Company has evaluated events that have occurred subsequent to December 5, 2009 through January 13, 2010, the date the Company filed this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, and has determined there were no material events requiring recognition or disclosure.
NOTE 2 – NEW ACCOUNTING STANDARDS
In December 2008, the Financial Accounting Standards Board issued a new standard that provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This new standard will be effective for the Company’s fiscal year ending February 27, 2010 and will result in enhanced disclosures, but will not otherwise have an impact on the Company’s consolidated financial statements.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 28,			Other net	December 5,
	2009	Additions	Impairments	adjustments	2009
Goodwill:
Retail food goodwill	$6,164	$—	$—	$(14)	$6,150
Accumulated impairment losses	(3,223)	—	—	—	(3,223)

Total Retail food goodwill, net	2,941	—	—	(14)	2,927
Supply chain services goodwill	807	—	—	—	807

Total goodwill	$3,748	$—	$—	$(14)	$3,734

	February 28,	Additions/		Other net	December 5,
	2009	Amortization	Impairments	adjustments	2009
Intangible assets:
Trademarks and tradenames – indefinite lived	$1,069	$—	$(10)	$—	$1,059
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $230 and $197 as of December 5, 2009 and February 28, 2009, respectively)	706	6	—	(23)	689
Non-compete agreements (accumulated amortization of $5 and $4 as of December 5, 2009 and February 28, 2009, respectively)	10	1	—	3	14

Total intangible assets	1,785	7	(10)	(20)	1,762
Accumulated amortization	(201)	(46)	—	12	(235)

Total intangible assets, net	$1,584				$1,527

On November 2, 2009, the Company finalized the Salt Lake City retail market exit which was part of the Retail food segment. As a result of this transaction the Company recorded the sale of assets, including $14 of Goodwill, in the third quarter ended December 5, 2009 and recorded an impairment charge of $10 to its indefinite-lived Albertsons trademark in the second quarter ended September 12, 2009.
Amortization expense of intangible assets with a definite life was $46 and $50 for the year-to-date ended December 5, 2009 and November 29, 2008, respectively. Future amortization expense will be approximately $46 per fiscal year for each of the next five fiscal years.
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
Changes in the Company’s reserves for closed properties consisted of the following:

December 5,
2009
Balance at beginning of fiscal year	$167
Additions	3
Payments	(36)
Adjustments	3

Balance at end of quarter	$137

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
During the third quarter and year-to-date ended December 5, 2009, the Company recorded $4 and $19, respectively, of asset impairment charges, which were measured at fair value using Level 3 inputs. The impairment charges are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.
Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable approximated book value as of December 5, 2009 and was less than the book value by $8 as of February 28, 2009. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded instruments of similar credit quality.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by $44 and $452 as of December 5, 2009 and February 28, 2009, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 6 – LONG-TERM DEBT
The Company’s long-term debt and capital lease obligations consisted of the following:

	December 5,	February 28,
	2009	2009
1.13% to 3.25% Revolving Credit Facility and Variable Rate Notes due June 2011 – June 2012	$1,776	$1,920
8.00% Notes due May 2016	1,000	—
7.50% Notes due February 2011	700	700
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	500	500
6.34% to 7.15% Medium Term Notes due July 2012 – June 2028	440	512
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
8.35% Notes due May 2010	165	275
7.90% Debentures due May 2017	96	96
6.95% Notes due August 2009	—	350
7.875% Notes due August 2009	—	350
7.50% Debentures due May 2037	—	191
Accounts Receivable Securitization Facility, currently 1.22%	140	120
Other	82	97
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(237)	(208)
Capital lease obligations	1,271	1,334

Total debt and capital lease obligations	8,180	8,484
Less current maturities of long-term debt and capital lease obligations	(260)	(516)

Long-term debt and capital lease obligations	$7,920	$7,968

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
In May 2009, the Company amended and extended its 364-day accounts receivable securitization program. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.75 percent to 2.50 percent, based on the Company’s credit ratings. The facility fee in effect on December 5, 2009, based on the Company’s current credit ratings, was 1.00 percent. As of December 5, 2009, there were $334 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.
As of December 5, 2009, the Company had $165 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 7 – INCOME TAXES
During fiscal 2010, the Company settled tax audits in the amount of $125 utilizing a deposit of $86 as partial payment, which was placed with the Internal Revenue Service by Albertson’s, Inc. prior to its acquisition by the Company. The income tax provision (benefit) for the third quarter and year-to-date ended December 29, 2008 reflects the impact of the Goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

NOTE 8 – STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $6 and $25 for the third quarter and year-to-date ended December 5, 2009, respectively, compared to $8 and $36 for the third quarter and year-to-date ended November 29, 2008, respectively.
During the year-to-date ended December 5, 2009 and November 29, 2008, the Company granted 3 and 4 stock options, respectively. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	December 5,	November 29,
	2009	2008
Dividend yield	2.0%	2.0%
Volatility rate	38.4 – 42.2%	28.1 – 36.4%
Risk-free interest rate	1.9 – 2.8%	2.0 – 3.6%
Expected option life	4.0 – 5.4 years	1.0 – 5.4 years
The weighted average grant date fair value of the stock options granted during the year-to-date ended December 5, 2009 and November 29, 2008 was $4.93 and $7.92, respectively.
NOTE 9 – TREASURY STOCK PURCHASE PROGRAM
On May 28, 2009, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share repurchase program and continues through June 2010. As of December 5, 2009, there remained $70 available to purchase the Company’s common stock.
The Company did not purchase any shares during the third quarter and year-to-date ended December 5, 2009 and during the third quarter ended November 29, 2008. During the year-to-date ended November 29, 2008, the Company purchased 0.8 shares under previously existing programs at an average cost of $26.92.

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
Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	December 5,	November 29,	December 5,	November 29,
	2009	2008	2009	2008
Service cost	$1	$2	$—	$—
Interest cost	32	30	2	3
Expected return on assets	(29)	(33)	—	—
Amortization of prior service benefit	—	—	(1)	—
Amortization of net actuarial loss	2	—	—	—

Net periodic benefit expense (income)	$6	$(1)	$1	$3

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	December 5,	November 29,	December 5,	November 29,
	2009	2008	2009	2008
Service cost	$4	$6	$1	$1
Interest cost	106	99	6	8
Expected return on assets	(97)	(108)	—	—
Amortization of prior service benefit	—	—	(4)	(1)
Amortization of net actuarial loss	7	—	1	2

Net periodic benefit expense (income)	$20	$(3)	$4	$10

During the year-to-date ended December 5, 2009, the Company made contributions of $67 to its pension plans and $5 to its other postretirement benefit plans.
NOTE 11 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of December 5, 2009. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately 10 years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of December 5, 2009, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $158 and represented $110 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 5, 2009, the Company had $1,224 of non-cancelable future purchase obligations primarily related to supply contracts.
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
Legal Proceedings
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. On September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company is cooperating with the FTC. Although this matter is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit or the FTC investigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In July 2009, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, an officer and the Executive Chairman of the Board alleging fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act. In October 2009, the lawsuit was transferred to the United States District Court for the District of Minnesota. The complaint alleges that the Company withheld negative information from the market by inflating its fiscal 2010 guidance in order to complete the Company’s note offering which closed on May 7, 2009. The purported class period runs between April 23, 2009 and June 23, 2009. Plaintiff is seeking class certification, monetary damages and attorneys’ fees and costs. All discovery is currently stayed until resolution of a pending motion to dismiss. The Company intends to vigorously defend this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
RESULTS OF OPERATIONS
In the third quarter of fiscal 2010, Net sales were $9,216 and Net earnings were $109, or $0.51 per basic and diluted share. In the third quarter of fiscal 2009, Net sales were $10,171 and Net loss was $2,944, or $13.95 per basic and diluted share. Results for the third quarter of fiscal 2009 included non-cash Goodwill and intangible asset impairment charges of $3,250 before tax or $3,076 after tax, or $14.57 per diluted share.
Weakness in the economy continued to negatively impact consumer confidence through the third quarter of fiscal 2010. As a result, consumers are spending less and trading down to a less expensive mix of products, both of which impacted the Company’s sales. In addition, low levels of inflation and heightened competitive activity in fiscal 2010 pressured sales growth. If these consumer spending, inflationary and competitive trends continue, they could further impact the Company’s sales and financial results for the remainder of fiscal 2010.
THIRD QUARTER RESULTS
Net Sales
Net sales for the third quarter of fiscal 2010 were $9,216 compared with $10,171 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 77.3 percent of Net sales and Supply chain services sales were 22.7 percent of Net sales for the third quarter of fiscal 2010, compared with 77.3 percent and 22.7 percent, respectively, last year.
Retail food net sales for the third quarter of fiscal 2010 were $7,120 compared with $7,861 last year, a decrease of 9.4 percent. The decrease primarily reflects identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 6.5 percent, the impact of the Salt Lake City retail market exit and previously announced store closures. The identical store retail sales performance was primarily the result of a challenging economic environment, heightened competitive activity and deflationary pressures.
Total retail square footage at the end of the third quarter of fiscal 2010 was 67 million, a decrease of 5.3 percent from the third quarter of fiscal 2009. Total retail square footage, excluding the Salt Lake City retail market exit and other store closures, increased 0.5 percent over the third quarter of fiscal 2009.
Supply chain services net sales for the third quarter of fiscal 2010 were $2,096 compared with $2,310 last year, a decrease of 9.2 percent, primarily reflecting the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution.
Gross Profit
Gross profit, as a percent of Net sales, was 22.4 percent in the third quarter of fiscal 2010 compared to 22.4 percent last year, reflecting investments in price and promotional activities, offset primarily by a lower LIFO charge.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.0 percent in the third quarter of fiscal 2010, compared with 18.9 percent last year, primarily reflecting reduced sales leverage that more than offset the savings achieved from ongoing cost reduction initiatives and net gains from the disposal of assets.
Goodwill and Intangible Asset Impairment Charges
For the third quarter of fiscal 2009 the Company recorded a preliminary estimate of impairment charges of $3,250, comprised of $3,000 of goodwill at certain Retail food reporting units and $250 of indefinite-lived trademarks and tradenames related to New Albertson’s, Inc. trademarks and other intangible assets. In the fourth quarter of fiscal 2009 the Company finalized the impairment analysis and recorded additional impairment charges of $274, before tax, comprised of $223 to goodwill for the same Retail food reporting units and $51 to the same indefinite-lived trademarks and tradenames and other intangible assets.

Operating Earnings (Loss)
Operating earnings for the third quarter of fiscal 2010 were $308 compared with an operating loss of $2,891 last year. Retail food operating earnings for the third quarter of fiscal 2010 were $269, or 3.8 percent of Retail food net sales, compared with an operating loss of $2,941 last year, reflecting $3,250 of Goodwill and intangible asset impairment charges recorded in the third quarter of fiscal 2009. Supply chain services operating earnings for the third quarter of fiscal 2010 were $64, or 3.1 percent of Supply chain services net sales, compared with $69, or 3.0 percent of Supply chain services net sales last year.
Net Interest Expense
Net interest expense was $131 in the third quarter of fiscal 2010 compared with $143 last year, primarily reflecting lower interest rates and debt levels in the third quarter of fiscal 2010 compared to last year.
Income Tax Provision (Benefit)
Income tax expense for the third quarter of fiscal 2010 was $68, or 38.8 percent of earnings before income taxes, compared with an income tax benefit of $90, or 3.0 percent of loss before income taxes, last year. The tax rate for the third quarter of fiscal 2009 reflects the impact of the Goodwill and intangible asset impairment charges, the majority of which were non-deductible for income tax purposes. Excluding the impact of the impairment charges, the effective tax rate for the third quarter of fiscal 2009 was 39.0 percent.
Net Earnings (Loss)
Net earnings were $109, or $0.51 per basic and diluted share, in the third quarter of fiscal 2010 compared with net loss of $2,944, or $13.95 per basic and diluted share, last year. Net loss for the third quarter of fiscal 2009 includes the preliminary estimate of Goodwill and intangible asset impairment charges of $3,076 after tax, or $14.57 per diluted share, which were finalized in the fourth quarter of fiscal 2009.
YEAR-TO-DATE RESULTS
Net Sales
Net sales for fiscal 2010 year-to-date decreased to $31,392 compared with $33,744 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 77.8 percent of Net sales and Supply chain services sales were 22.2 percent of Net sales for fiscal 2010 year-to-date, compared with 77.5 percent and 22.5 percent, respectively, last year.
Retail food net sales for fiscal 2010 year-to-date were $24,431 compared with $26,168 last year, a decrease of 6.6 percent. The decrease primarily reflects identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 4.6 percent and the impact of store closures. The year-to-date identical store retail sales performance was primarily the result of a challenging economic environment, heightened competitive activity and investments in price and promotions.
Supply chain services net sales for fiscal 2010 year-to-date were $6,961 compared with $7,576 last year, a decrease of 8.1 percent, primarily reflecting the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution.
Gross Profit
Gross profit, as a percent of Net sales, decreased 30 basis points to 22.3 percent for fiscal 2010 year-to-date compared to 22.6 percent last year, primarily reflecting a higher promotional sales mix and increased investments in price, partially offset by a lower LIFO charge.

Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, increased 20 basis points to 19.4 percent for fiscal 2010 year-to-date compared to 19.2 percent last year, primarily reflecting reduced sales leverage that more than offset the savings achieved from ongoing cost reduction initiatives.
Goodwill and Intangible Asset Impairment Charges
For the third quarter of fiscal 2009 the Company recorded a preliminary estimate of impairment charges of $3,250, comprised of $3,000 of goodwill at certain Retail food reporting units and $250 of indefinite-lived trademarks and tradenames related to New Albertson’s, Inc. trademarks and other intangible assets. In the fourth quarter of fiscal 2009 the Company finalized the impairment analysis and recorded additional impairment charges of $274, before tax, comprised of $223 to goodwill for the same Retail food reporting units and $51 to the same indefinite-lived trademarks and tradenames and other intangible assets.
Operating Earnings (Loss)
Operating earnings for fiscal 2010 year-to-date were $915 compared with an operating loss of $2,093 last year. Retail food operating earnings for fiscal 2010 year-to-date were $768, or 3.1 percent of Retail food net sales, compared with an operating loss of $2,258 last year, reflecting $3,250 of Goodwill and intangible asset impairment charges recorded in the third quarter of fiscal 2009. The remaining decrease of $224, or 70 basis points, primarily reflects the impact of a challenging economic environment, heightened competitive activity, a higher promotional sales mix, increased investments in price and reduced sales leverage. Supply chain services operating earnings for fiscal 2010 year-to-date were $209, or 3.0 percent of Supply chain services net sales, compared with $232, or 3.1 percent of Supply chain services net sales last year. The decrease in Supply chain services operating earnings as a percent of Supply chain services net sales primarily reflects the impact of reduced sales leverage from the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution.
Net Interest Expense
Net interest expense was $439 for fiscal 2010 year-to-date compared with $474 last year, primarily reflecting lower interest rates and debt levels in fiscal 2010 compared to last year.
Income Tax Provision
Income tax expense was $180, or 37.9 percent of earnings before income taxes, for fiscal 2010 year-to-date compared with income tax expense of $87, or 3.4 percent of loss before income taxes, last year. The tax rate for fiscal 2009 year-to-date reflects the impact of the Goodwill and intangible asset impairment charges, the majority of which were non-deductible for income tax purposes. Excluding the impact of the impairment charges, the effective tax rate for fiscal 2009 year-to-date was 38.2 percent.
Net Earnings (Loss)
Net earnings were $296, or $1.39 per basic and diluted share, for fiscal 2010 year-to-date compared with net loss of $2,654, or $12.56 per basic share and diluted share, last year. Net loss for fiscal 2009 year-to-date includes the preliminary estimate of Goodwill and intangible asset impairment charges of $3,076 after tax, or $14.54 per diluted share, which were finalized in the fourth quarter of fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $798 for fiscal 2010 year-to-date compared with $1,084 last year, primarily reflecting decreased Net earnings, excluding the impact of non-cash Goodwill and intangible asset impairment charges.
Net cash used in investing activities was $357 for fiscal 2010 year-to-date compared with $826 last year. The decrease is primarily attributable to lower capital spending in fiscal 2010 year-to-date compared to last year and higher proceeds from the sale of assets.
Net cash used in financing activities was $449 for fiscal 2010 year-to-date compared with $96 last year. The increase is primarily attributable to higher levels of debt reduction compared to last year.
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

The Company has senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”) and a $1,250 six-year term loan (“Term Loan B”). The rates in effect under the facilities as of December 5, 2009, based on the Company’s current credit ratings, were 0.20 percent for the facility fees, LIBOR plus 0.875 percent for Term Loan A, LIBOR plus 1.25 percent for Term Loan B, LIBOR plus 1.00 percent for revolving advances and Prime Rate for base rate advances.
All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the debt issued under such indentures need not be equally and ratably secured.
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
As of December 5, 2009, there were $246 of outstanding borrowings under the Revolving Credit Facility. Term Loan A had a remaining principal balance of $422, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,108, of which $11 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $331 and the unused available credit under the Revolving Credit Facility was $1,423. The Company also had $5 of outstanding letters of credit issued under separate agreements with financial institutions. Letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.125 percent on the outstanding balance of the letters of credit.
In May 2009, the Company amended and extended its 364-day accounts receivable securitization program. As of December 5, 2009, there were $140 of outstanding borrowings under the program. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.75 percent to 2.50 percent, based on the Company’s credit ratings. The facility fee in effect on December 5, 2009, based on the Company’s current credit ratings, was 1.00 percent. As of December 5, 2009, there were $334 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the Condensed Consolidated Balance Sheets.
As of December 5, 2009, the Company had $165 of debt, excluding the Accounts Receivable Securitization Facility, with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
Capital spending during the third quarter of fiscal 2010 was $159, including $3 of capital leases. Capital spending year-to-date for fiscal 2010 was $555, including $3 of capital leases. Capital spending primarily included store remodeling activity and technology expenditures. The Company’s capital spending for fiscal 2010 is projected to be approximately $700, including capital leases.
Fiscal 2010 debt reduction is projected to be approximately $700.
In October 2009, the Board of Directors of the Company voted to revise the Company’s dividend policy, with the expectation of reducing the regular quarterly dividend to $0.0875 per share from $0.175 per share, effective for the dividend payment to stockholders of record on March 1, 2010. The dividend reduction would provide annual cash of approximately $75.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of December 5, 2009. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately 10 years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of December 5, 2009, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $158 and represented $110 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 5, 2009, the Company had $1,224 of non-cancelable future purchase obligations primarily related to supply contracts.
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
Economic and Industry Conditions
•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Changes in interest rates

•	The outcome of negotiations with partners, governments, suppliers, unions or customers

•	Narrow profit margins in the grocery industry
Competitive Practices
•	Our ability to attract and retain customers

•	Our ability to hire, train or retain employees

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	Declines in the retail sales activity of our Supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

•	The impact of consolidation in the retail food and supply chain services industries

•	The success of our promotional and sales programs and our ability to respond to the promotional practices of competitors

•	The ability to successfully improve buying practices and shrink
Food Safety
•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concern, whether or not valid
Integration of Acquired Businesses
•	Our ability to successfully combine our operations with any businesses we have acquired or may acquire, to achieve expected synergies and to minimize the diversion of management’s attention and resources

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business
Capital Investment
•	Potential delays in the development, construction or start-up of planned projects

•	Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities
•	Our ability to achieve acceptable rates of return or anticipated results on capital investment
Liquidity
•	Additional funding requirements to meet anticipated debt payments and capital needs

•	The impact of acquisitions on our level of indebtedness, debt ratings, costs and future financial flexibility

•	The impact of the recent turmoil in the financial markets on the availability and cost of credit

Labor Relations
•	Potential work disruptions resulting from labor disputes

•	Ability to negotiate labor contracts with acceptable terms
Employee Benefit Costs
•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations
Regulatory Matters
•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses
Self-Insurance
•	Variability in actuarial projection regarding workers’ compensation and general and automobile liability

•	Potential increase in the number or severity of claims for which we are self-insured

•	Significant volatility in the amount and timing of payments
Legal and Administrative Proceedings
•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes
Information Technology
•	Difficulties in developing, maintaining or upgrading information technology systems
Security
•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, data theft, information espionage, or other criminal activity directed at the food and drug industry, the transportation industry or computer or communications systems
Severe Weather, Natural Disasters and Adverse Climate Changes
•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect us, our customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain
Accounting Matters
•	Changes in accounting standards that impact our financial statements
Goodwill and Intangible Asset Impairment Charges
•	Unfavorable changes in economic, industry or market conditions, business operations or competition or unfavorable changes in the Company’s stock price and market capitalization
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 5, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
In connection with the evaluation described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Each of the legal proceedings discussed below has been previously discussed in the Company’s Quarterly Report on Form 10-Q for the fiscal quarters ended June 20, 2009 and September 12, 2009.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. On September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company is cooperating with the FTC. Although this matter is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit or the FTC investigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In July 2009, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, an officer and the Executive Chairman of the Board alleging fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act. In October 2009, the lawsuit was transferred to the United States District Court for the District of Minnesota. The complaint alleges that the Company withheld negative information from the market by inflating its fiscal 2010 guidance in order to complete the Company’s note offering which closed on May 7, 2009. The purported class period runs between April 23, 2009 and June 23, 2009. Plaintiff is seeking class certification, monetary damages and attorneys’ fees and costs. All discovery is currently stayed until resolution of a pending motion to dismiss. The Company intends to vigorously defend this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
(in millions, except shares and per share	Total Number	Average	Treasury Stock	Treasury Stock
amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
September 13, 2009 to October 10, 2009	4,500	$15.17	—	$70
Second four weeks
October 11, 2009 to November 7, 2009	17,839	$16.07	—	$70
Third four weeks
November 8, 2009 to December 5, 2009	868	$14.07	—	$70

Totals	23,207	$15.82	—	$70

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2010 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 23,207 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On May 28, 2009, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share repurchase program and continues through June 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 5, 2009, filed with the SEC on January 13, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)
Dated: January 13, 2010	/s/ SHERRY M. SMITH
Sherry M. Smith
Senior Vice President, Finance (principal accounting officer)

EXHIBIT INDEX
Exhibit

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 5, 2009, filed with the SEC on January 13, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.