Form 10-K
period 2010-02-27
SUPERVALU INC
filed 2010-04-26
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 11, 2009 was approximately $3,390,462,161 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).

As of April 16, 2010, there were 212,225,397 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

SUPERVALU INC.

Annual Report on Form 10-K

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT

Any statements contained in this Annual Report on Form 10-K regarding the outlook for the Company’s businesses and their respective markets, such as projections of future performance, guidance, statements of the Company’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU INC. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this Annual Report on Form 10-K. These factors include the factors discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic Conditions

•	Continued weakness in the economy or further adverse changes in economic conditions that affect consumer spending or buying habits

•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Changes in interest rates

•	Food and drug inflation or deflation

•	The outcome of negotiations with partners, governments, suppliers, unions or customers

Execution of Initiatives

•	The Company’s ability to execute customer-focused initiatives designed to support its vision of becoming “America’s Neighborhood Grocer”

•	The effectiveness of cost reduction strategies

•	The adequacy of our capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment

Competitive Practices

•	The Company’s ability to attract and retain customers

•	The Company’s ability to hire, train or retain employees

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in the Company’s markets

•	Declines in the Company’s Supply chain services sales due to increased wholesaler competition or increased customer self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

•	The impact of consolidation in the Retail food and Supply chain services industries

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Food Safety

•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concern, whether or not valid

Liquidity

•	The Company’s substantial indebtedness and its potential effect on the operation of the Company’s business

•	The availability of favorable credit and trade terms

Labor Relations

•	Potential work disruptions resulting from labor disputes

•	Ability to negotiate labor contracts with acceptable terms

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

Regulatory Matters

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

Self-Insurance

•	Variability in actuarial projections regarding workers’ compensation and general and automobile liability

•	Potential increase in the number or severity of claims for which we are self-insured

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Difficulties in developing, maintaining or upgrading information technology systems

•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Accounting Matters

•	Changes in accounting standards that impact the Company’s financial statements

Goodwill and Intangible Asset Impairment Charges

•	Unfavorable changes in economic, industry or market conditions, business operations, competition or the Company’s stock price and market capitalization

PART I

ITEM 1.	BUSINESS

General

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

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under the Acme, Albertsons, Bristol Farms, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Save-A-Lot, Shaw’s, Shop ’n Save, Shoppers Food & Pharmacy and Star Market banners as well as in-store pharmacies under the Osco and Sav-on banners. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel.

On June 2, 2006, the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating approximately 1,125 stores under the banners of Acme, Albertsons, Bristol Farms, Jewel-Osco, Shaw’s, Star Market, the related in-store pharmacies under the Osco and Sav-on banners, 10 distribution centers and certain regional and corporate offices (the “Acquisition”). As part of the Acquisition, the Company acquired the Acme, Albertsons, Bristol Farms, Jewel, Osco, Sav-on and Shaw’s trademarks and tradenames (the “Acquired Trademarks”). The Acquisition greatly increased the size of the Company.

SUPERVALU is focused on long-term retail growth through targeted new store development and remodel activities. During fiscal 2010, the Company added 40 new stores through new store development and closed or sold 112 stores, including planned disposals. The Company leverages its distribution operations by providing wholesale distribution and logistics and service solutions to its independent retail customers through its Supply chain services segment.

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

Financial Information About Reportable Segments

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment is an aggregation of the Company’s retail operating segments, which are organized based on format (traditional retail food stores and hard-discount food stores). The Retail food reportable segment derives revenues from the sale of groceries at retail locations operated by the Company (both the Company’s own stores and stores licensed by the Company). The Supply chain services reportable segment derives revenues from wholesale distribution to independently-owned retail food stores, mass merchants and other customers (collectively referred to as “independent retail customers”) and logistics support services. Substantially all of the Company’s operations are domestic. Refer to the Consolidated Segment Financial Information set forth in Part II, Item 8 of this Annual Report on Form 10-K for financial information concerning the Company’s operations by reportable segment.

Retail Food

The Company conducts its Retail food operations through a total of 2,349 traditional and hard-discount retail food stores, including 855 licensed Save-A-Lot stores, located throughout the United States. The Company’s Retail food operations are supplied by 23 dedicated distribution centers and nine distribution centers that are part of the Supply chain services segment providing wholesale distribution to both the Company’s own stores and stores of independent retail customers.

The Company operates 1,161 traditional retail food stores under the Acme, Albertsons, Bristol Farms, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Shaw’s, Shop ’n Save, Shoppers Food & Pharmacy and Star Market banners ranging in size from approximately 40,000 to 60,000 square feet. The Company’s traditional retail food stores provide an extensive grocery offering and, depending on size, a variety of additional products including, general merchandise, health and beauty care, pharmacy and fuel.

The Company owns 333 hard-discount food stores operating under the Save-A-Lot banner and licenses an additional 855 Save-A-Lot stores to independent operators. Save-A-Lot holds the number one market position, based on revenues, in the hard-discount grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock primarily custom-branded high-volume food items generally in a single size for each product sold.

Supply Chain Services

The Company’s Supply chain services business primarily provides wholesale distribution of products to independent retailers and is the largest public company food wholesaler in the nation. The Company’s Supply chain services network spans 49 states and serves as primary grocery supplier to approximately 1,940 stores of independent retail customers, in addition to the Company’s own stores, as well as serving as secondary grocery supplier to approximately 550 stores of independent retail customers. The Company’s wholesale distribution customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military.

The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network is comprised of 21 distribution facilities, nine of which supply the Company’s own stores in addition to stores of independent retail customers. Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third-party independent trucking companies or customer-owned trucks. In addition, the Company provides certain facilitative services between its independent retailers and vendors related to products that are delivered directly by suppliers to retail stores under programs established by the Company. These services include sourcing, invoicing and payment services.

The Company also offers third-party logistics solutions through its subsidiary, Total Logistics, Inc. and its Advantage Logistics operations. These operations provide customers with a suite of logistics services, including warehouse management, transportation, procurement, contract manufacturing and logistics engineering and management services.

Products

The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, pharmacy and fuel, which are sold through the Company’s own and licensed retail food stores to shoppers and through its Supply chain services business to independent retail customers. The Company believes that it has adequate and alternative sources of supply for most of its purchased products. The Company’s Net sales include the product sales of the Company’s own stores, product sales to stores licensed by the Company and product sales of the Company’s Supply chain services business to independent retail customers.

The following table provides additional detail on the percentage of Net sales for each group of similar products sold in the Retail food and Supply chain services segments:

	2010	2009	2008

Retail food:
Nonperishable grocery products(1)	43%	41%	40%
Perishable grocery products(2)	21	23	23
General merchandise and health and beauty care products(3)	5	6	7
Pharmacy products	6	6	6
Fuel	2	1	1
Other	1	1	1

	78	78	78
Supply chain services:
Product sales to independent retail customers	22	21	21
Services to supply chain customers	—	1	1

	22	22	22

Net sales	100%	100%	100%

(1)	Includes such items as dry goods, beverages, dairy, frozen foods and candy
(2)	Includes such items as meat, produce, deli and bakery
(3)	Includes such items as household products, over-the-counter medication, beauty care, personal care, seasonal items and tobacco

Private-Label Products

The Company’s private-label products are produced to the Company’s specification by many suppliers and compete in many areas of the Company’s stores. Private-label products include: the premium brand Culinary Circletm, which offers unique, premium quality products in highly competitive categories; first tier brands, including Wild Harvesttm, Flavoritetm, Richfoodtm, equalinetm, HomeLifetm and several others, which provide shoppers quality national brand equivalent products at a competitive price; and the value brand, Shopper’s Valuetm, which offers budget conscious consumers a quality alternative to national brands at substantial savings.

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

Working Capital

Normal operating fluctuations in working capital balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition

The Company’s Retail food and Supply chain services businesses are highly competitive. The Company believes that the success of its Retail food and Supply chain services businesses are dependent upon the ability of its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, to compete successfully with other retail food stores. Principal competition comes from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company believes that the principal competitive factors faced by its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, include price, quality, assortment, brand recognition, store location, in-store marketing and merchandising, promotional strategies and other competitive activities.

The traditional wholesale distribution component of the Company’s Supply chain services business competes directly with a number of traditional grocery wholesalers. The Company believes it competes in this business on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations.

Employees

As of February 27, 2010, the Company had approximately 160,000 employees. Approximately 106,000 employees are covered by collective bargaining agreements. During fiscal 2010, 46 collective bargaining agreements covering approximately 16,000 employees were renegotiated and 33 collective bargaining agreements covering approximately 29,000 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those expired agreements. During fiscal 2011, 71 collective bargaining agreements covering approximately 12,000 employees will expire. The Company is focused on ensuring competitive cost structures in each market in which it operates while meeting its employees’ needs for attractive wages and affordable healthcare and retirement benefits. The Company believes that it has generally good relations with its employees and with the labor unions that represent employees covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 23, 2010.

			Calendar Year
			Elected to
			Present	Other Positions Recently Held
Name	Age	Present Position	Position	with the Company or Albertsons

Jeffrey Noddle	63	Executive Chairman of the Board of Directors	2009	Chairman of the Board of Directors and Chief Executive Officer, 2005-2009
Craig R. Herkert(1)	50	Chief Executive Officer and President	2009
Julie Dexter Berg(2)	53	Executive Vice President, Chief Marketing Officer	2010
David L. Boehnen	63	Executive Vice President	1997
Janel S. Haugarth	54	Executive Vice President; President and Chief Operating Officer, Supply Chain Services	2006	Senior Vice President; President and Chief Operating Officer, Supply Chain Services, 2005-2006
Steven J. Jungmann(3)	47	Executive Vice President, Merchandising	2010
Pamela K. Knous	56	Executive Vice President and Chief Financial Officer	1997
David E. Pylipow	52	Executive Vice President, Human Resources and Communications	2006	Senior Vice President, Human Resources, 2004-2006; Senior Vice President, Human Resources and Management Services, Save-A-Lot, 2000-2004
Peter J. Van Helden(4)	49	Executive Vice President; President, Retail Operations	2009	Executive Vice President, Retail West, 2007-2009 Senior Vice President; President, Retail West 2006-2007; President and CEO, California Division, Albertsons, 2004-2006; President, Jewel Osco Division, Albertsons, 1999-2004
Sherry M. Smith	48	Senior Vice President, Finance	2002	Senior Vice President, Finance and Treasurer, 2002-2005
Daniel J. Zvonek(4)	45	Vice President and Controller	2009	Vice President and Chief Financial Officer, East Retail Region 2006-2009; Division Chief Financial Officer Drugstores 2001-2006

(1)	Craig R. Herkert was appointed Chief Executive Officer in May 2009 and President in August 2009. Prior to joining the Company, Mr. Herkert served as President and CEO of the Americas for Wal-Mart Stores, Inc., from 2004 to 2009.
(2)	Julie Dexter Berg was appointed Executive Vice President, Chief Marketing Officer in March 2010. Prior to joining the Company, Ms. Dexter Berg was the Managing Partner at Brandmaking LLC, a marketing strategy consulting company from 2004 to 2010.
(3)	Steven J. Jungmann was appointed Executive Vice President, Merchandising in February 2010. Prior to joining the Company, Mr. Jungmann was the Senior Vice President Consumer Sales and Marketing at the Solo Cup Company from 2007 to 2010. Prior to joining Solo Cup Company, he served in 2006 as the Senior Vice President of Sales for Spectrum Brands, Inc. He previously served 20 years at Kraft Foods Inc. where he held a number of sales, corporate planning and strategy roles across multiple geographies. His last position at Kraft was Vice President of category sales.
(4)	As part of the acquisition of New Albertsons on June 2, 2006, Mr. Van Helden and Mr. Zvonek became corporate officers of the Company.

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

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except for Craig C. Herkert, Julie Dexter Berg, Steven J. Jungmann, Peter J. Van Helden and Daniel J. Zvonek.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties may affect the Company’s business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or the Company’s other SEC filings may have a material impact on the Company’s business, financial condition or results of operations.

Current economic conditions

Weakness in the economy and reduced consumer confidence contributed to the decline in consumer spending and to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items. In addition, in fiscal 2010, the Company experienced low levels of inflation. In this uncertain economy, it is difficult to forecast whether fiscal 2011 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If these consumer spending patterns continue or worsen, along with an ongoing soft economy, the Company’s financial condition and results of operations may be adversely affected.

Execution of initiatives

The Company is positioned in the retail food industry as the only traditional food retailer with multiple formats and ownership models that can be used to address differing customer needs across the United States. Management believes that this diversity of go-to-market options differentiates the Company and is part of its vision of becoming “America’s Neighborhood Grocer.” The Company has launched certain initiatives to achieve this vision and enhance performance through a greater focus on the customer and simplification of the in-store shopping experience combined with reducing its overall cost structure and further leveraging its size. The Company plans to significantly increase the number of hard-discount stores and to reinvest in its existing store base through remodels and merchandising initiatives tailored to the unique needs of each particular store’s neighborhood. If the Company is unable to execute on these initiatives, the Company’s financial condition and results of operations may be adversely affected.

High level of competition in the Retail food and Supply chain services businesses

The Company’s Retail food business faces competition for customers, employees, store sites, products and in other important areas from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company’s ability to attract customers in this business is dependent, in large part, upon a combination of price, quality, assortment, brand recognition, store location, in-store marketing and merchandising, promotional strategies and continued growth into new markets. In addition, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition and the Company’s response to these competitive actions, can adversely affect profitability.

The Company’s Supply chain services business is primarily wholesale distribution and includes a third-party logistics component. The distribution component of the Company’s Supply chain services business competes with traditional grocery wholesalers on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations.

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

Food and drug safety concerns and related unfavorable publicity

There is increasing governmental scrutiny and public awareness regarding food and drug safety. The Company may be adversely affected if consumers lose confidence in the safety and quality of the Company’s food and drug products. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness may result in product liability claims and a loss of consumer confidence. In addition, adverse publicity about these types of concerns whether valid or not, may discourage consumers from buying the Company’s products or cause production and delivery disruptions, which may adversely affect the Company’s financial condition and results of operations.

Substantial indebtedness

The Company has, and expects to continue to have, a substantial amount of debt. The Company’s substantial indebtedness may increase the Company’s borrowing costs and decrease the Company’s business flexibility, making it more vulnerable to adverse economic conditions. For example, high levels of debt could:

•	require the Company to use a substantial portion of its cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, and other purposes;

•	limit the Company’s ability to obtain, or increase the cost at which the Company is able to obtain financing in order to refinance existing indebtedness and fund working capital, capital expenditures, acquisitions and other purposes;

•	limit the Company’s ability to adjust to changing business and market conditions placing the Company at a competitive disadvantage relative to its competitors that have less debt; and

•	Increase the Company’s risk of defaulting on debt obligations or breaching a covenant, which in turn could result in cross defaults on other debt obligations.

Any of these outcomes may adversely affect the Company’s financial condition and results of operations.

Labor unions

As of February 27, 2010, the Company is a party to 235 collective bargaining agreements covering approximately 106,000 of its employees, of which 71 covering approximately 12,000 employees are scheduled to expire in fiscal 2011. These expiring agreements cover approximately 12 percent of the Company’s union-affiliated employees. In addition, during fiscal 2010, 33 collective bargaining agreements covering approximately 29,000 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. In future negotiations with labor unions, the Company expects that, among other issues, rising healthcare, pension and employee benefit costs will be important topics for negotiation. There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes may disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

Costs of employee benefits

The Company provides health benefits and sponsors defined pension and other post-retirement plans for substantially all employees not participating in multi-employer health and pension plans. The Company’s costs to provide such benefits continue to increase annually and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. The Company is not able at this time to determine the impact that healthcare reform could have on the Company-sponsored medical plans. In addition, the Company participates in various multi-employer health and pension plans for a majority of its union-affiliated employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have escalated rapidly in recent years. The amount of any increase or decrease in the Company’s required contributions to these multi-employer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Increases in the costs of benefits under these plans coupled with adverse stock market developments that have reduced the return on plan assets have caused some multi-employer plans in which the Company participates to be underfunded. The unfunded liabilities of these plans may result in increased future payments by the Company and the other participating employers, including costs that may arise with respect to any potential litigation or that may cause the acceleration of payments to fund any underfunded plan. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. If the Company is unable to control healthcare and pension costs, the Company may experience increased operating costs, which may adversely affect the Company’s financial condition and results of operations.

Governmental regulations

The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. The Company’s inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may adversely impact the Company’s business operations and prospects for future growth and our ability to participate in federal and state healthcare programs. In addition, the Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on the Company’s future business. They may, however, impose additional requirements or restrictions on the products the Company sells or manner in which the Company operates its businesses. Any or all of such requirements may adversely affect the Company’s financial condition and results of operations.

Insurance claims

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

Litigation

The Company’s businesses are subject to the risk of litigation by employees, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in the Company’s businesses, regardless of whether the allegations are valid or whether the Company is ultimately found liable. As a result, litigation may adversely affect the Company’s financial condition and results of operations.

Information technology systems

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

Weather and natural disasters

Severe weather conditions such as hurricanes, earthquakes or tornadoes, as well as other natural disasters, in areas in which the Company has stores or distribution facilities or from which the Company obtains products may cause physical damage to the Company’s properties, closure of one or more of the Company’s stores or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company’s distribution centers or stores and a reduction in the availability of products in the Company’s stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

Changes in accounting standards

Accounting principles generally accepted in the Unites States of America (“accounting standards”) and interpretations by various governing bodies, including the SEC, for many aspects of the Company’s business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or their interpretation may significantly change or add significant volatility to the Company’s reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact the Company’s financial condition and results of operations.

Impairment charges for goodwill or other intangible assets

The Company is required to annually test goodwill and intangible assets with indefinite useful lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Total retail square footage as of February 27, 2010 was 65 million, of which approximately 62 percent was leased. Additional information on the Company’s properties can be found in Part I, Item 1 of this Annual Report on Form 10-K.

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

In July 2009, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, an officer and the Executive Chairman of the Board alleging fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act. In October 2009, the lawsuit was transferred to the United States District Court for the District of Minnesota. The complaint alleged that the Company withheld negative information from the market by inflating its fiscal 2010 guidance in order to complete the Company’s note offering which closed on May 7, 2009. On January 13, 2010, the plaintiff voluntarily dismissed the lawsuit without prejudice and to date has not re-filed the action.

On January 7, 2010, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services’ Milwaukee Field Office in connection with an investigation of possible false or otherwise improper claims for payment under the Medicaid program. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. The Company is cooperating with the Office of Inspector General. Management cannot predict with certainty the timing or outcome of any review by the government of such information.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 16, 2010, there were 26,934 stockholders of record.

Common Stock Price

	Common Stock Price Range				Dividends Declared Per Share
	2010		2009		2010	2009
Fiscal	High	Low	High	Low

First Quarter	$17.93	$13.45	$35.91	$26.09	$0.1725	$0.1700
Second Quarter	16.16	12.13	33.65	22.95	0.1750	0.1725
Third Quarter	17.59	13.72	25.70	8.59	0.1750	0.1725
Fourth Quarter	15.88	12.40	20.38	10.52	0.0875	0.1725

Year	17.93	12.13	35.91	8.59	$0.6100	$0.6875

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

Company Purchases of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
(in millions, except shares and per share	Total Number	Average	Treasury Stock	Treasury Stock
amounts)	of Shares	Price Paid	Purchase	Purchase
Period(1)	Purchased(2)	Per Share	Program(3)	Program(3)

First four weeks
December 6, 2009 to January 2, 2010	—	$—	—	$70
Second four weeks
January 3, 2010 to January 30, 2010	10,478	$14.48	—	$70
Third four weeks
January 31, 2010 to February 27, 2010	3,093	$14.93	—	$70

Totals	13,571	$14.59	—	$70

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2010 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 12,618 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On May 28, 2009, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs and continues through June 2010.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2005 to the end of fiscal 2010 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN AMONG
SUPERVALU, S&P 500 AND PEER GROUP(1)

February 25, 2005 through February 26, 2010(2)

Date	SUPERVALU	S&P 500	Peer Group(3)

February 25, 2005	$100.00	$100.00	$100.00
February 24, 2006	$101.18	$108.42	$93.53
February 23, 2007	$121.56	$124.34	$108.93
February 22, 2008	$91.64	$118.17	$113.03
February 27, 2009	$53.55	$65.89	$108.61
February 26, 2010	$54.54	$101.22	$123.74

(1)	Total return assuming $100 invested on February 25, 2005 and reinvestment of dividends on the day they were paid.

(2)	The Company’s fiscal year ends on the last Saturday in February.

(3)	The Company’s peer group consists of Delhaize Group SA, Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV, The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars and shares in millions, except per	2010	2009	2008	2007 (1)	2006
share data)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Operating Results
Net sales	$40,597	$44,564	$44,048	$37,406	$19,864
Identical store retail sales increase (decrease)(2)	(5.1)%	(1.2)%	0.5%	0.4%	(0.5)%
Cost of sales	31,444	34,451	33,943	29,267	16,977
Selling and administrative expenses	7,952	8,746	8,421	6,834	2,452
Goodwill and intangible asset impairment charges(3)	—	3,524	—	—	—
Operating earnings (loss)	1,201	(2,157)	1,684	1,305	435
Interest expense, net	569	622	707	558	106
Earnings (loss) before income taxes	632	(2,779)	977	747	329
Income tax provision	239	76	384	295	123
Net earnings (loss)	393	(2,855)	593	452	206
Net earnings (loss) as a percent of net sales	0.97%	(6.41)%	1.35%	1.21%	1.04%
Net earnings (loss) per share—diluted	1.85	(13.51)	2.76	2.32	1.46

Financial Position
Inventories (FIFO)(4)	$2,606	$2,967	$2,956	$2,927	$1,114
Working capital(4)	(192)	(109)	(280)	(67)	821
Property, plant and equipment, net	7,026	7,528	7,533	8,415	1,969
Total assets	16,436	17,604	21,062	21,702	6,153
Debt and capital lease obligations	7,635	8,484	8,833	9,478	1,518
Stockholders’ equity	2,887	2,581	5,953	5,306	2,619

Other Statistics
Return on average stockholders’ equity	14.42%	(59.32)%	10.44%	9.61%	7.95%
Book value per share	$13.62	$12.19	$28.13	$25.40	$19.20
Current ratio(4)	1.04:1	0.98:1	0.94:1	0.99:1	1.51:1
Debt to capital ratio(5)	72.6%	76.7%	59.7%	64.1%	36.7%
Dividends declared per share	$0.6100	$0.6875	$0.6750	$0.6575	$0.6400
Weighted average shares outstanding—diluted	213	211	215	196	146
Depreciation and amortization	$957	$1,057	$1,017	$879	$311
Capital expenditures(6)	$691	$1,212	$1,227	$910	$365
Retail stores as of fiscal year end(7)	2,349	2,421	2,474	2,478	1,381

(1)	Fiscal 2007 includes 38 weeks of operating results of the Acquired Operations as well as the assets and liabilities of the Acquired Operations as of the end of fiscal 2007.

(2)	The change in identical store sales is calculated as the change in net sales for stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions. Fiscal 2008 and 2007 identical store sales is calculated as if the Acquired Operations stores were in the identical store base for four full quarters in fiscal 2008, 2007 and 2006.

(3)	The Company recorded goodwill and intangible asset impairment charges of $3,524 before tax ($3,326 after tax, or $15.71 per diluted share) in fiscal 2009.

(4)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $264 for fiscal 2010, $258 for fiscal 2009, $180 for fiscal 2008, $178 for fiscal 2007 and $160 for fiscal 2006.

(5)	The debt to capital ratio is calculated as debt and capital lease obligations divided by the sum of debt and capital lease obligations and stockholders’ equity. The increase in fiscal 2009 is due to the write-down of goodwill and intangible assets.

(6)	Capital expenditures include fixed asset and capital lease additions.

(7)	Retail stores as of fiscal year end includes licensed hard-discount food stores and is adjusted for planned sales and closures as of the end of each fiscal year.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Weakness in the economy continued to negatively impact consumer confidence throughout fiscal 2010. As a result, consumers are spending less and trading down to a less expensive mix of products, both of which impacted the Company’s sales. In addition, low levels of inflation and heightened competitive activity in fiscal 2010 pressured sales growth. If these consumer spending, inflationary and competitive trends continue, they could further impact the Company’s sales and financial results in fiscal 2011.

The Company has launched certain initiatives to enhance performance through a greater focus on the customer and simplification of the in-store shopping experience combined with reducing its overall cost structure and further leveraging its size. In addition, the Company will continue to provide capital spending to fund retail store remodeling activity and new retail stores.

Highlights of results of operations as reported and as a percent of Net sales are as follows:

	February 27,		February 28,		February 23,
	2010		2009		2008
(In millions, except per share data)	(52 weeks)		(53 weeks)		(52 weeks)

Net sales	$40,597	100.0%	$44,564	100.0%	$44,048	100.0%
Cost of sales	31,444	77.5	34,451	77.3	33,943	77.1

Gross profit	9,153	22.5	10,113	22.7	10,105	22.9
Selling and administrative expenses	7,952	19.6	8,746	19.6	8,421	19.1
Goodwill and intangible asset impairment charges	—	—	3,524	7.9	—	—

Operating earnings (loss)	1,201	3.0	(2,157)	(4.8)	1,684	3.8
Interest expense, net	569	1.4	622	1.4	707	1.6

Earnings (loss) before income taxes	632	1.6	(2,779)	(6.2)	977	2.2
Income tax provision	239	0.6	76	0.2	384	0.9

Net earnings (loss)	$393	1.0%	$(2,855)	(6.4)%	$593	1.3%

Net earnings (loss) per share—diluted	$1.85		$(13.51)		$2.76

Comparison of fifty-two weeks ended February 27, 2010 (fiscal 2010) with fifty-three weeks ended February 28, 2009 (fiscal 2009):

For fiscal 2010, Net sales were $40,597, compared with $44,564 last year. Net earnings for fiscal 2010 were $393 and diluted net earnings per share were $1.85, compared with net loss of $2,855 and diluted net loss per share of $13.51 last year. Results for fiscal 2010 include net charges of $62 before tax ($39 after tax, or $0.18 per diluted share) related to the planned retail market exits, closure of non-strategic stores announced in fiscal 2009 and fees received from the early termination of a supply agreement. Results for fiscal 2009 include charges of $3,762 before tax ($3,470 after tax, or $16.40 per diluted share) comprised of goodwill and intangible asset impairment charges of $3,524 before tax ($3,326 after tax, or $15.71 per diluted share), charges primarily related to the closure of non-strategic stores announced in fiscal 2009 of $200 before tax ($121 after tax, or $0.58 per diluted share), settlement costs for a pre-Acquisition Albertsons litigation matter of $24 before tax ($15 after tax, or $0.07 per diluted share) and other Acquisition-related costs (defined as one-time transaction costs, which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $14 before tax ($8 after tax, or $0.04 per diluted share).

Net Sales

Net sales for fiscal 2010 were $40,597, compared with $44,564 last year. Retail food sales were 77.9 percent of Net sales and Supply chain services sales were 22.1 percent of Net sales for fiscal 2010, compared with 77.8 percent and 22.2 percent, respectively, last year.

Retail food sales for fiscal 2010 were $31,637, compared with $34,664 last year. Approximately $578 of fiscal 2009 Retail food sales is attributable to the extra week. The remaining decrease primarily reflects negative identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and the impact of store dispositions. For fiscal 2010, as compared to fiscal 2009, identical store retail sales growth was negative 5.1 percent based on the same 52-week period for both years. Identical store retail sales performance was primarily the result of a challenging economic environment, heightened competitive activity and investments in price and promotions.

During fiscal 2010, the Company added 40 new stores through new store development and sold or closed 112 stores, including planned dispositions.

Total retail square footage as of the end of fiscal 2010 was approximately 65 million, a decrease of 6.2 percent from the end of fiscal 2009. Total retail square footage, excluding actual and planned store dispositions, increased 0.8 percent from the end of fiscal 2009.

Supply chain services sales for fiscal 2010 were $8,960, compared with $9,900 last year. Approximately $165 of fiscal 2009 Supply chain services sales is attributable to the extra week. The remaining decrease primarily reflects the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution.

Gross Profit

Gross profit, as a percent of Net sales, was 22.5 percent for fiscal 2010 compared with 22.7 percent last year, primarily reflecting a higher promotional sales mix and increased investments in price, partially offset by a lower LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.6 percent for fiscal 2010, compared with 19.6 percent last year. Savings from ongoing cost-reduction initiatives and lower store disposition-related costs compared to last year were offset by reduced sales leverage.

Goodwill and intangible asset impairment charges

No goodwill impairment charges were recorded in fiscal 2010. During fiscal 2009 the Company recorded impairment charges of $3,524 due to the significant decline in the market price of the Company’s common stock as of the end of the third quarter of fiscal 2009 as well as the impact of the unprecedented decline in the economy on the Company’s plan.

Operating Earnings (Loss)

Operating earnings for fiscal 2010 were $1,201 compared with an operating loss of $2,157 last year. Retail food operating earnings for fiscal 2010 were $989, or 3.1 percent of Retail food net sales, reflecting $55, or 0.2 percent of Retail food net sales, of charges related to planned retail market exits. Retail food operating loss for fiscal 2009 was $2,315, or negative 6.7 percent of Retail food net sales last year, reflecting $3,524, or 10.2 percent of Retail food sales, of goodwill and intangible asset impairment charges and $162, or 0.5 percent of Retail food sales, of charges primarily related to the closure of non-strategic stores. The remaining decrease of $327, or 70 basis points, primarily reflects the impact of a challenging economic environment, heightened competitive activity, a higher promotional sales mix, increased investments in price and reduced sales leverage, partially offset by a lower LIFO charge. Supply chain services operating earnings for fiscal 2010 were $299, or 3.3 percent of Supply chain services net sales, compared with $307, or 3.1 percent of Supply chain services net sales, last year. The 20 basis point increase in Supply chain services operating earnings as a percent of Supply chain services net sales primarily reflects a lower LIFO charge and fees received from the early termination of a supply agreement in fiscal 2010.

Net Interest Expense

Net interest expense was $569 in fiscal 2010, compared with $622 last year, primarily reflecting lower interest rates and debt levels as well as one less week in fiscal 2010.

Provision for Income Taxes

Income tax expense was $239, or 37.8 percent of earnings before income taxes, for fiscal 2010 compared with $76, or 2.7 percent of loss before income taxes, last year. The tax rate for fiscal 2009 reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes, as well as a benefit attributable to favorable state tax items, non-taxable life insurance proceeds and a reduction in the statutory rate.

Net Earnings (Loss)

Net earnings were $393, or $1.86 per basic share and $1.85 per diluted share, for fiscal 2010 compared with net loss of $2,855, or $13.51 per basic and diluted share last year. Net earnings for fiscal 2010 include net charges of $39 after tax, or $0.18 per diluted share, related to the planned retail market exits, closure of non-strategic stores announced in fiscal 2009 and fees received from the early termination of a supply agreement. Net loss for fiscal 2009 includes charges of $3,470 after tax, or $16.40 per diluted share, comprised of goodwill and intangible asset impairment charges, charges primarily related to the closure of non-strategic stores announced in fiscal 2009, settlement costs for a pre-Acquisition Albertsons litigation matter and other Acquisition-related costs.

Comparison of fifty-three weeks ended February 28, 2009 (fiscal 2009) with fifty-two weeks ended February 23, 2008 (fiscal 2008):

In fiscal 2009, the Company achieved Net sales of $44,564, compared with $44,048 in fiscal 2008. Net loss for fiscal 2009 was $2,855 and diluted net loss per share was $13.51, compared with net earnings of $593 and diluted net earnings per share of $2.76 for fiscal 2008. Results for fiscal 2009 include charges of $3,762 before tax ($3,470 after tax, or $16.40 per diluted share) comprised of goodwill and intangible asset impairment charges of $3,524 before tax ($3,326 after tax, or $15.71 per diluted share), charges primarily related to the closure of non-strategic stores of $200 before tax ($121 after tax, or $0.58 per diluted share), settlement costs for a pre-Acquisition Albertsons litigation matter of $24 before tax ($15 after tax, or $0.07 per diluted share) and other Acquisition-related costs (defined as one-time transaction costs, which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $14 before tax ($8 after tax, or $0.04 per diluted share). Results for fiscal 2008 include Acquisition-related costs of $73 before tax ($45 after tax, or $0.21 per diluted share).

Net Sales

Net sales for fiscal 2009 were $44,564, compared with $44,048 for fiscal 2008. Retail food sales were 77.8 percent of Net sales and Supply chain services sales were 22.2 percent of Net sales for fiscal 2009, compared with 78.0 percent and 22.0 percent, respectively, for fiscal 2008.

Retail food sales for fiscal 2009 were $34,664, compared with $34,341 for fiscal 2008, primarily reflecting the extra week of sales of approximately $578 in fiscal 2009, partially offset by the impact of store dispositions and negative identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions). For fiscal 2009, as compared to fiscal 2008, identical store retail sales growth was negative 1.2 percent based on the same 52-week period for both years, as a result of a soft sales environment and higher levels of competitive activity.

During fiscal 2009, the Company added 44 new stores through new store development and closed 97 stores, including planned dispositions.

Total retail square footage as of the end of fiscal 2009 was approximately 69 million, a decrease of 2.8 percent from the end of fiscal 2008. Total retail square footage, excluding store dispositions, increased 1.4 percent from the end of fiscal 2008.

Supply chain services sales for fiscal 2009 were $9,900, compared with $9,707 for fiscal 2008, primarily reflecting the extra week of sales of approximately $165 in fiscal 2009 as well as the pass through of inflation and new business growth, partially offset by the on-going transition of a national retailer’s volume to self distribution.

Gross Profit

Gross profit, as a percent of Net sales, was 22.7 percent for fiscal 2009 compared with 22.9 percent for fiscal 2008. The decrease is primarily attributable to investments in price and higher levels of promotional spending, higher LIFO charges and inventory valuation charges, partially offset by lower shrink.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.6 percent for fiscal 2009, compared with 19.1 percent for fiscal 2008. The increase in Selling and administrative expenses, as a percent of Net sales, is attributable to charges primarily related to the closure of non-strategic stores in the fourth quarter of fiscal 2009, higher employee-related costs and higher occupancy costs, partially offset by lower Acquisition-related costs.

Goodwill and intangible asset impairment charges

In accordance with accounting standards, the Company applies a fair value-based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the third quarter of fiscal 2009, the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. The Company recorded impairment charges of $3,524, comprised of $3,223 to goodwill at certain Retail food reporting units and $301 to trademarks and tradenames related to the Acquired Trademarks and other intangible assets. The impairment of goodwill and intangible assets with indefinite useful lives reflects the significant decline in the market price of the Company’s common stock as of the end of the third quarter of fiscal 2009 as well as the impact of the unprecedented decline in the economy on the Company’s plan.

Operating Earnings (Loss)

Operating loss for fiscal 2009 was $2,157, compared with operating earnings of $1,684 for fiscal 2008. Retail food operating loss for fiscal 2009 was $2,315, compared with operating earnings of $1,550 for fiscal 2008, reflecting $3,524 of goodwill and intangible asset impairment charges and $162 of charges primarily related to the closure of non-strategic stores with the remaining decrease of $179, or 52 basis points, attributable to investments in price, higher promotional spending, higher employee-related costs and higher occupancy costs. Supply chain services operating earnings for fiscal 2009 were $307, or 3.1 percent of Supply chain services net sales, compared with $274, or 2.8 percent of Supply chain services net sales for fiscal 2008, primarily reflecting improved sales leverage and cost reduction initiatives.

Net Interest Expense

Net interest expense was $622 in fiscal 2009, compared with $707 for fiscal 2008, primarily reflecting lower debt levels and the benefit of lower borrowing rates on floating rate debt in fiscal 2009.

Provision for Income Taxes

Income tax expense was $76, or 2.7 percent of loss before income taxes, for fiscal 2009 compared with $384, or 39.3 percent of earnings before income taxes, for fiscal 2008. The tax rate for fiscal 2009 reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes, as well as a benefit attributable to favorable state tax items, non-taxable life insurance proceeds and a reduction in the statutory rate.

Net Earnings (Loss)

Net loss was $2,855, or $13.51 per basic and diluted share, for fiscal 2009 compared with net earnings of $593, or $2.80 per basic share and $2.76 per diluted share for fiscal 2008. Net loss for fiscal 2009 includes charges of $3,470 after tax, or $16.40 per diluted share, comprised of goodwill and intangible asset impairment charges, charges primarily related to the closure of non-strategic stores, settlement costs for a pre-Acquisition Albertsons litigation matter and other Acquisition-related costs. Net earnings for fiscal 2008 include Acquisition-related costs of $45 after tax, or $0.21 per diluted share.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting standards requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant accounting policies are discussed in Note 1—The Company and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount and timing of recognition of vendor funds as well as the amount of vendor funds remaining in ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported operating earnings and inventory amounts. The historical estimates of the Company have been reliable in the past, and the Company believes the methodology will continue to be reliable in the future. Based on previous experience, the Company does not expect there will be a significant change in the level of vendor support. However, if such a change were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, the Company would consider changing the volume, type and frequency of the advertising, which could increase or decrease its advertising expense. Similarly, the Company is not able to assess the impact of vendor advertising allowances on creating additional revenues as such allowances do not directly generate revenue for the Company’s stores. For fiscal 2010, a 1 percent change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact gross profit by less than 10 basis points.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods. Approximately 79 percent and 81 percent of the Company’s inventories were valued using the last-in, first-out (“LIFO”) method for fiscal 2010 and 2009, respectively. The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the current cost of its inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. The first-in, first-out method (“FIFO”) is used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $264 and $258 as of February 27, 2010 and February 28, 2009, respectively.

During fiscal 2010, 2009 and 2008, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2010, 2009 and 2008 purchases. As a result, Cost of sales decreased by $22, $10 and $5 in fiscal 2010, 2009 and 2008, respectively.

In addition, the Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date. Although the Company has sufficient current and historical information available to record reasonable estimates for inventory shortages, it is possible that actual results could differ. As of February 27, 2010, each 25 basis point change in the estimated inventory shortages would impact the allowances for inventory shortages by approximately $12.

Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges

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

Owned properties, capital lease properties and the related equipment and leasehold improvements at operating leased properties that are closed are reduced to their estimated fair value. The Company estimates fair value based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

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

The Company’s reserve for closed properties was $128, net of estimated sublease recoveries of $55, as of February 27, 2010 and $167, net of estimated sublease recoveries of $77, as of February 28, 2009. The Company recognized asset impairment charges of $52, $75 and $12 in fiscal 2010, 2009 and 2008, respectively.

Goodwill and Intangible Assets with Indefinite Useful Lives

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business. Fair values are determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Fair value calculations contain significant judgments and estimates related to each reporting unit’s projected future revenues, profitability and cash flows. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends and specific plans in place. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition. The Company has sufficient current and historical information available to support its judgments and estimates. However, if actual results are not consistent with the Company’s estimates, future operating results may be materially impacted.

For the fourth quarter ended February 27, 2010, the review of goodwill for impairment indicated that the fair value for one reporting unit with $2,754 of goodwill exceeded the carrying value by less than 5 percent and the fair value for another reporting unit with $807 of goodwill exceeded the carrying value by greater than 10 percent. The remaining $136 of goodwill is at a reporting unit with fair value that substantially exceeds the carrying value. If the Company’s stock price experiences a significant and sustained decline, the Company would reassess the fair value of the implied goodwill compared to the carrying value.

The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to projected future revenues associated with the tradename based on management’s expectations of the current and future operating environment. The royalty cash flows are then discounted using rates based on the weighted average cost of capital discussed above and the specific risk profile of the tradenames relative to the Company’s other assets. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition. During fiscal 2010, the Company recorded impairment charges of $20 to its Acquired Trademarks as a result of certain market exits. During fiscal 2009, the Company recorded impairment charges of $301 to its Acquired Trademarks as a result of its review for impairment.

For the fourth quarter ended February 27, 2010, the review of intangible assets with indefinite useful lives for impairment indicated that the fair value for certain Acquired Trademarks approximated the carrying value of $970 due to the impairment charges recorded in fiscal 2010 and 2009. The fair value for the remaining $79 of intangible assets with indefinite useful lives substantially exceeds the carrying value. If the variable factors discussed above change significantly, the Company would reassess the fair value of the intangible assets with indefinite useful lives compared to the carrying value.

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

In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities. Any projection of losses concerning workers’ compensation, healthcare and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, regulatory changes, benefit level changes and actual claim settlement patterns. The majority of the self-insurance liability for workers’ compensation is related to claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers and providers. In recent years, there has been an increase in the number of legislative reforms and judicial rulings affecting the handling of claim activity. The impact of many of these variables on ultimate costs is difficult to estimate. The effects of changes in such estimated items are included in results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period. If, in the future, the Company was to experience significant volatility in the amount and timing of cash payments compared to its earlier estimates, the Company would assess whether to continue to discount these liabilities. The Company had self-insurance liabilities of approximately $1,101, net of the discount of $191, and $1,142, net of the discount of $223, as of February 27, 2010 and February 28, 2009, respectively. As of February 27, 2010, each 25 basis point change in the discount rate would impact the self-insurance liabilities by approximately $1.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. The discount rate is based on current investment yields on high-quality fixed-income investments. The expected long-term rate of return on plan assets is based on the historical experience of the Company’s investment portfolio and the projected returns by asset category. Over the 10-year period ended February 27, 2010 and February 28, 2009, the average rate of return on plan assets was approximately 4 percent and 2 percent, respectively. The decrease in the 10-year average rate of return on pension assets was due to the unprecedented decline in the economy and continuing credit market turmoil during fiscal 2009. The Company expects that the markets will eventually recover to the assumed long-term rate of return of 8 percent. In accordance with accounting standards, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

During fiscal 2010, the Company contributed $126 to its pension plans and $6 to its postretirement benefit plans, and expects to contribute $81 to its pension plans and $8 to its postretirement benefit plans in fiscal 2011.

For fiscal 2011, each 25 basis point reduction in the discount rate would increase pension expense by approximately $8 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $4. Similarly, for postretirement benefits, a 100 basis point change in the healthcare cost trend rate would impact the accumulated postretirement benefit obligation as of the end of fiscal 2010 by approximately $10 and the service and interest cost by $1 in fiscal 2011. Although the Company believes that its assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

In addition, the Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act of 2006 and Section 412(e) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. The Company contributed $143, $147 and $142 to these plans for fiscal 2010, 2009 and 2008, respectively.

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

The Company’s effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which the Company operates. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, the Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. The Company also provides interest on these liabilities at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from the Company’s estimates due to changes in facts, circumstances and new information. As of February 27, 2010 and February 28, 2009, the Company had $133 and $114 of unrecognized tax benefits, respectively.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to realize. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that the Company was more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. The Company had a valuation allowance of $161 and $165 as of February 27, 2010 and February 28, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,474, $1,534 and $1,732 in fiscal 2010, 2009 and 2008, respectively. The decrease in cash provided by operating activities in fiscal 2010 compared to fiscal 2009 is primarily attributable to decreased Net earnings, adjusted for the impact of non-cash impairment charges, depreciation and amortization and LIFO expense, substantially offset by the changes in deferred income taxes and operating assets and liabilities. The decrease in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 is primarily attributable to changes in deferred income taxes.

Net cash used in investing activities was $459, $1,014 and $968 in fiscal 2010, 2009 and 2008, respectively. The decrease in cash used in investing activities in fiscal 2010 compared to fiscal 2009 is primarily attributable to lower capital spending and higher proceeds from the sale of assets. The increase in cash used in investing activities in fiscal 2009 compared to fiscal 2008 is primarily attributable to lower proceeds from the sale of assets.

Net cash used in financing activities was $1,044, $523 and $806 in fiscal 2010, 2009 and 2008, respectively. The increase in cash used in financing activities in fiscal 2010 compared to fiscal 2009 is primarily attributable to higher levels of debt reduction. The decrease in cash used in financing activities in fiscal 2009 compared to fiscal 2008 is primarily attributable to higher levels of borrowing.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances and its credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

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

On April 5, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an extension of the maturity of portions of the senior secured credit facilities provided under the original credit agreement, which included a five-year revolving credit facility (the “Revolving Credit Facility”), a five-year term loan (“Term Loan A”) and a six-year term loan (“Term Loan B”). Under the Credit Agreement, $1,500 of the Revolving Credit Facility was extended until April 5, 2015 and $500 of Term Loan B was extended until October 5, 2015. The remaining $600 of the Revolving Credit Facility will expire on June 2, 2011 and the remaining $502 of Term Loan B will mature on June 2, 2012. The maturity date of Term Loan A was not extended and will mature on June 2, 2011.

The fees and rates in effect on outstanding borrowings under the Credit Agreement are based on the Company’s current credit ratings. Borrowings under the non-extended portion of the Revolving Credit Facility, if any, carry an interest rate of LIBOR plus 1.00 percent, borrowings under Term Loan A carry an interest rate of LIBOR plus 0.875 percent and borrowings under the non-extended portion of Term Loan B carry an interest rate of LIBOR plus 1.25 percent. Borrowings under the extended portion of the Revolving Credit Facility, if any, carry an interest rate of LIBOR plus 2.25 percent and borrowings under the extended portion of Term Loan B carry an interest rate of LIBOR plus 2.75 percent. Facility fees under the non-extended and extended portions of the Revolving Credit Facility are 0.20 percent and 0.50 percent, respectively. The Company pays fees of up to 2.50 percent on the outstanding balance of the letters of credit issued under the extended Revolving Credit Facility. Borrowings under the extended and non-extended term loans may be repaid, in full or in part, at any time without penalty.

The Credit Agreement reset covenants which are generally less restrictive than the covenants that existed prior to April 5, 2010. Specifically, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. Additionally, the Company must maintain an interest expense coverage ratio of not less than 2.20 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.30 to 1.0 thereafter.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In May 2009, the Company amended and extended its 364-day accounts receivable securitization program. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee in effect on February 27, 2010, based on the Company’s current credit ratings, was 1.00 percent. The Company intends to execute a new $200 program in May 2010.

As of February 27, 2010, the Company had $479 of debt with current maturities that are classified in Long-term debt in the Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

Annual cash dividends declared for fiscal 2010, 2009 and 2008, were $0.6100, $0.6875 and $0.6750 per share, respectively. In October 2009, the Board of Directors of the Company voted to revise the Company’s dividend policy, with the expectation of reducing the regular quarterly dividend to $0.0875 per share from $0.175 per share, effective for the dividend payment to stockholders of record on March 1, 2010. The dividend reduction would provide annual cash of approximately $75. The Company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

Capital spending for fiscal 2010 was $691, including $10 of capital leases. Capital spending primarily included store remodeling activity, new retail stores and technology expenditures. The Company’s capital spending for fiscal 2011 is projected to be approximately $700, including capital leases.

Fiscal 2011 total debt reduction is estimated to be approximately $600.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 27, 2010. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 27, 2010, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $127 and represented approximately $93 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. The Company contributed $143, $147 and $142 to these plans for fiscal 2010, 2009 and 2008, respectively.

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

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s significant contractual obligations as of February 27, 2010.

	Payments Due Per Period
		Fiscal	Fiscal	Fiscal
	Total	2011	2012-2013	2014-2015	Thereafter

Contractual Obligations:
Long-term debt(1)	$6,626	$979	$1,613	$753	$3,281
Interest on long-term debt(2)	4,088	407	666	586	2,429
Capital leases(3)	2,101	154	296	290	1,361
Operating leases(4)	3,267	365	649	534	1,719
Benefit obligations(5)	6,970	132	261	284	6,293
Construction commitments	69	69	—	—	—
Deferred income taxes	183	(21)	(3)	24	183
Purchase obligations(6)	1,184	830	316	38	—
Self-insurance obligations	1,292	299	370	193	430

Total	$25,780	$3,214	$4,168	$2,702	$15,696

(1)	Long-term debt amounts exclude the net discount on acquired debt and original issue discounts.

(2)	Amounts include contractual interest payments using the interest rate as of February 27, 2010 applicable to the Company’s variable interest debt instruments and stated fixed rates for all other debt instruments.

(3)	Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $36, $8, $11, $7 and $10, respectively.

(4)	Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $308, $58, $103, $54 and $93, respectively.

(5)	The Company’s benefit obligations include the undiscounted obligations related to sponsored defined benefit pension and postretirement benefit plans and deferred compensation plans. The defined benefit pension plan has plan assets of approximately $1,557 as of the end of February 27, 2010.

(6)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 27, 2010, future purchase obligations existed that primarily related to supply contracts. In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

Unrecognized tax benefits as of February 27, 2010 of $133 are not included in the contractual obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be fully determined. However, the Company expects to resolve $10, net, of unrecognized tax benefits within the next 12 months.

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

	Summary of Financial Instruments
	February 27, 2010		Aggregate payments by fiscal year
	Fair
	Value	Total	2011	2012	2013	2014	2015	Thereafter
	(In millions, except rates)

Notes receivable
Principal receivable	$48	$49	$14	$6	$13	$3	$7	$6
Average rate receivable		6.8%	6.5%	8.3%	5.6%	8.0%	6.7%	8.2%
Debt with variable interest rates
Principal payments	$1,404	$1,444	$123	$309	$984	$10	$18	$—
Average variable rate		1.4%	1.1%	1.2%	1.5%	0.3%	0.3%	—%
Debt with fixed interest rates
Principal payments	$4,910	$5,182	$856	$12	$308	$235	$490	$3,281
Average fixed rate		7.6%	7.6%	6.1%	7.5%	7.1%	7.5%	7.7%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 27, 2010 and February 28, 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 27, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended February 27, 2010. We also have audited SUPERVALU INC.’s internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on SUPERVALU INC.’s internal control over financial reporting, based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 27, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 27, 2010, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP

Minneapolis, Minnesota
April 23, 2010

SUPERVALU INC. and Subsidiaries
CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(In millions)

	February 27, 2010	February 28, 2009	February 23, 2008
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales
Retail food	$31,637	$34,664	$34,341
% of total	77.9%	77.8%	78.0%
Supply chain services	8,960	9,900	9,707
% of total	22.1%	22.2%	22.0%

Total net sales	$40,597	$44,564	$44,048
	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food	$989	$(2,315)	$1,550
% of sales	3.1%	(6.7)%	4.5%
Supply chain services	299	307	274
% of sales	3.3%	3.1%	2.8%
Corporate	(87)	(149)	(140)

Total operating earnings (loss)	1,201	(2,157)	1,684
% of sales	3.0%	(4.8)%	3.8%
Interest expense, net	569	622	707

Earnings (loss) before income taxes	632	(2,779)	977
Income tax provision	239	76	384

Net earnings (loss)	$393	$(2,855)	$593

Depreciation and amortization
Retail food	$876	$968	$922
Supply chain services	81	89	95

Total	$957	$1,057	$1,017

Capital expenditures
Retail food	$642	$1,112	$1,166
Supply chain services	49	100	61

Total	$691	$1,212	$1,227

Identifiable assets
Retail food	$14,035	$14,950	$18,265
Supply chain services	2,214	2,444	2,608
Corporate	187	210	189

Total	$16,436	$17,604	$21,062

Refer to Note 15—Segment Information in the accompanying Notes to Consolidated Financial Statements for additional information concerning the Company’s reportable segments.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	February 27, 2010	February 28, 2009	February 23, 2008
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$40,597	$44,564	$44,048
Cost of sales	31,444	34,451	33,943

Gross profit	9,153	10,113	10,105
Selling and administrative expenses	7,952	8,746	8,421
Goodwill and intangible asset impairment charges	—	3,524	—

Operating earnings (loss)	1,201	(2,157)	1,684

Interest
Interest expense	576	633	725
Interest income	7	11	18

Interest expense, net	569	622	707

Earnings (loss) before income taxes	632	(2,779)	977
Income tax provision	239	76	384

Net earnings (loss)	$393	$(2,855)	$593

Net earnings (loss) per share—basic	$1.86	$(13.51)	$2.80
Net earnings (loss) per share—diluted	$1.85	$(13.51)	$2.76
Weighted average number of shares outstanding
Basic	212	211	211
Diluted	213	211	215

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 27,	February 28,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$211	$240
Receivables, net	814	874
Inventories	2,342	2,709
Other current assets	344	282

Total current assets	3,711	4,105

Property, plant and equipment, net	7,026	7,528
Goodwill	3,698	3,748
Intangible assets, net	1,493	1,584
Other assets	508	639

Total assets	$16,436	$17,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,199	$2,441
Accrued vacation, compensation and benefits	576	626
Current maturities of long-term debt and capital lease obligations	613	516
Income taxes currently payable	—	102
Other current liabilities	779	787

Total current liabilities	4,167	4,472

Long-term debt and capital lease obligations	7,022	7,968
Other liabilities	2,360	2,583
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,857	2,853
Accumulated other comprehensive losses	(478)	(503)
Retained earnings	806	542
Treasury stock, at cost, 18 and 18 shares, respectively	(528)	(541)

Total stockholders’ equity	2,887	2,581

Total liabilities and stockholders’ equity	$16,436	$17,604

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

		Capital in		Accumulated
		Excess		Other		Total
	Common	of Par	Treasury	Comprehensive	Retained	Stockholders’	Comprehensive
	Stock	Value	Stock	Losses	Earnings	Equity	Income (Loss)

Balances as of February 24, 2007	$229	$2,708	$(499)	$(235)	$3,103	$5,306
Effects of changing pension plan measurement date (net of tax of $20 and $7, respectively)	—	—	—	32	(10)	22

Beginning balance, as adjusted	229	2,708	(499)	(203)	3,093	5,328
Net earnings	—	—	—	—	593	593	$593
Pension and other postretirement activity (net of tax of $70)	—	—	—	108	—	108	108
Sales of common stock under option plans	—	3	141	—	—	144	—
Cash dividends declared on common stock $0.6750 per share	—	—	—	—	(143)	(143)	—
Compensation under employee incentive plans	—	49	(4)	—	—	45	—
Shares issued in settlement of zero-coupon convertible debentures and mandatory convertible securities	1	62	33	—	—	96	—
Purchase of shares for treasury	—	—	(218)	—	—	(218)	—

Balances as of February 23, 2008	230	2,822	(547)	(95)	3,543	5,953	$701

Net loss	—	—	—	—	(2,855)	(2,855)	$(2,855)
Pension and other postretirement activity (net of tax of $261)	—	—	—	(408)	—	(408)	(408)
Sales of common stock under option plans	—	2	12	—	—	14	—
Cash dividends declared on common stock $0.6875 per share	—	—	—	—	(146)	(146)	—
Compensation under employee incentive plans	—	29	17	—	—	46	—
Purchase of shares for treasury	—	—	(23)	—	—	(23)	—

Balances as of February 28, 2009	230	2,853	(541)	(503)	542	2,581	$(3,263)

Net earnings	—	—	—	—	393	393	$393
Pension and other postretirement activity (net of tax of $13)	—	—	—	25	—	25	25
Sales of common stock under option plans	—	(12)	1	—	—	(11)	—
Cash dividends declared on common stock $0.6100 per share	—	—	—	—	(129)	(129)	—
Compensation under employee incentive plans	—	16	12	—	—	28	—

Balances as of February 27, 2010	$230	$2,857	$(528)	$(478)	$806	$2,887	$418

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 27,	February 28,	February 23,
	2010	2009	2008
	(52 weeks)	(53 weeks)	(52 weeks)

Cash flows from operating activities
Net earnings (loss)	$393	$(2,855)	$593
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	—	3,524	—
Asset impairment and other charges	74	169	14
Gain on sale of assets	(33)	(9)	(23)
Depreciation and amortization	957	1,057	1,017
LIFO charge	8	78	30
Deferred income taxes	151	(118)	(74)
Stock-based compensation	31	44	52
Other adjustments	27	(25)	(15)
Changes in operating assets and liabilities:
Receivables	55	68	103
Inventories	326	(12)	(20)
Accounts payable and accrued liabilities	(267)	(216)	(278)
Income taxes currently payable	(172)	(83)	319
Other changes in operating assets and liabilities	(76)	(88)	14

Net cash provided by operating activities	1,474	1,534	1,732

Cash flows from investing activities
Proceeds from sale of assets	215	117	195
Purchases of property, plant and equipment	(681)	(1,186)	(1,191)
Other	7	55	28

Net cash used in investing activities	(459)	(1,014)	(968)

Cash flows from financing activities
Proceeds from issuance of long-term debt	943	215	41
Payment of long-term debt and capital lease obligations	(1,830)	(581)	(692)
Dividends paid	(147)	(145)	(142)
Net proceeds from the sale of common stock under option plans and related tax benefits	—	11	153
Payment for purchase of treasury shares	—	(23)	(218)
Other	(10)	—	52

Net cash used in financing activities	(1,044)	(523)	(806)

Net decrease in cash and cash equivalents	(29)	(3)	(42)
Cash and cash equivalents at beginning of year	240	243	285

Cash and cash equivalents at end of year	$211	$240	$243

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions and related obligations	$10	$26	$36
Purchases of property, plant and equipment included in Accounts payable	$69	$98	$154
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$538	$614	$743
Income taxes paid (net of refunds)	$187	$274	$107

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”) is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under the Acme, Albertsons, Bristol Farms, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Save-A-Lot, Shaw’s, Shop ’n Save, Shoppers Food & Pharmacy and Star Market banners as well as in-store pharmacies under the Osco and Sav-on banners. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. References to the Company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which included 13 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary New Albertsons, Inc., the February 27, 2010 and February 28, 2009 Consolidated Balance Sheets include the assets and liabilities related to New Albertsons, Inc. as of February 25, 2010 and February 26, 2009, respectively.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“accounting standards”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenues from product sales are recognized at the point of sale for the Retail food segment and upon delivery for the Supply chain services segment. Typically, invoicing, shipping, delivery and customer receipt of Supply chain services product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided. Discounts and allowances provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in Net sales as the products are sold to customers. Sales tax is excluded from Net sales.

Revenues and costs from third-party logistics operations are recorded gross when the Company is the primary obligor in a transaction, is subject to inventory or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all of these indicators. If the Company is not the primary obligor and amounts earned have little or no credit risk, revenue is recorded net as management fees earned.

Cost of Sales

Cost of sales includes cost of inventory sold during the period, including purchasing and distribution costs and shipping and handling fees.

Retail food advertising expenses are a component of Cost of sales in the Consolidated Statements of Earnings and are expensed as incurred. Retail food advertising expenses, net of cooperative advertising reimbursements, were $137, $184 and $162 for fiscal 2010, 2009 and 2008, respectively.

The Company recognizes vendor funds for merchandising and buying activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the milestone is not probable, the payment or rebate is recognized only when and if the milestone is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized on a straight-line basis over the life of the contracts.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store and corporate employee-related costs, such as salaries and wages, health and welfare, worker’s compensation and pension benefits, as well as rent, occupancy and operating costs, depreciation and amortization and other administrative costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of February 27, 2010 and February 28, 2009, the Company had net book overdrafts of $330 and $389, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. The allowance for losses on receivables was $12 and $15 in fiscal 2010 and 2009, respectively. Bad debt expense was $4, $7 and $10 in fiscal 2010, 2009 and 2008, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

As of February 27, 2010 and February 28, 2009 approximately 79 percent and 81 percent, respectively, of the Company’s inventories were valued using the last-in, first-out (“LIFO”) method. The Company uses a combination of the replacement cost method and the retail inventory method (“RIM”) to determine the current cost of its inventory before any LIFO reserve is applied. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The first-in, first-out method (“FIFO”) is primarily used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $264 and $258 as of February 27, 2010 and February 28, 2009, respectively.

During fiscal 2010, 2009 and 2008, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2010, 2009 and 2008 purchases. As a result, Cost of sales decreased by $22, $10 and $5 in fiscal 2010, 2009 and 2008, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and capitalized lease assets. Interest on property under construction of $6, $14 and $8 was capitalized in fiscal 2010, 2009 and 2008, respectively.

Goodwill and Intangible Assets

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business. Fair values are determined by using both the market approach, applying a multiple of earnings based on guideline publically traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

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

Impairment of Long-Lived Assets

The Company monitors the recoverability of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, including current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested. If impairment is identified for long-lived assets to be held and used, the fair value is compared to the carrying value of the group of assets and an impairment charge is recorded for the excess of the carrying value over the discounted future cash flows. For long-lived assets that are classified as assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Fair value is based on current market values or discounted future cash flows. The Company estimates fair value based on the Company’s experience and knowledge of the market in which the property is located and, when necessary, utilizes local real estate brokers. Long-lived asset impairment charges are a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

Deferred Rent

The Company recognizes rent holidays, including the time period during which the Company has access to the property prior to the opening of the site, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the operating lease. The deferred rents are included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 1.1 percent to 5.1 percent for fiscal 2010 and fiscal 2009 and 2.4 percent to 5.1 percent for fiscal 2008.

Changes in the Company’s self-insurance liabilities consisted of the following:

	2010	2009	2008

Beginning balance	$1,142	$1,132	$992
Expense	190	269	385
Claim payments	(231)	(259)	(245)

Ending balance	1,101	1,142	1,132
Less current portion	(297)	(321)	(347)

Long-term portion	$804	$821	$785

The current portion of the reserves for self-insurance is included in Other current liabilities and the long-term portion is included in Other liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $191 and $223 as of February 27, 2010 and February 28, 2009, respectively.

Benefit Plans

The Company recognizes the funded status of its sponsored defined benefit plans in its Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of other comprehensive income, net of tax. The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs.

Derivatives

The Company’s limited involvement with derivatives is primarily to manage its exposure to changes in interest rates and foreign exchange rates. The Company uses derivatives only to manage well-defined risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Stock-based Compensation

The Company uses the straight-line method to recognize compensation expense based on the fair value on the date of grant, net of the estimated forfeiture rate, over the requisite service period related to each award. The fair value of stock options is estimated using the Black-Scholes option pricing model, which incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options.

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

NOTE 2—	GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 23,			Other net	February 28,			Other net	February 27,
	2008	Additions	Impairments	adjustments	2009	Additions	Impairments	adjustments	2010

Goodwill:
Retail food goodwill	$6,152	$—	$—	$12	$6,164	$—	$—	$(50)	$6,114
Accumulated impairment losses	—	—	(3,223)	—	(3,223)	—	—	—	(3,223)

Total Retail food goodwill, net	6,152	—	(3,223)	12	2,941	—	—	(50)	2,891
Supply chain services goodwill	805	—	—	2	807	—	—	—	807

Total goodwill	$6,957	$—	$(3,223)	$14	$3,748	$—	$—	$(50)	$3,698

	February 23,	Additions/		Other net	February 28,	Additions/		Other net	February 27,
	2008	Amortization	Impairments	adjustments	2009	Amortization	Impairments	adjustments	2010

Intangible assets:
Trademarks and tradenames—indefinite useful lives	$1,370	$—	$(301)	$—	$1,069	$—	$(20)	$—	$1,049
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $238 and $197, as of February 27, 2010 and February 28, 2009, respectively)	717	14	—	(25)	706	8	—	(40)	674
Non-compete agreements (accumulated amortization of $5 and $4 as of February 27, 2010 and February 28, 2009, respectively)	15	1	—	(6)	10	1	—	2	13

Total intangible assets	2,102	15	(301)	(31)	1,785	9	(20)	(38)	1,736
Accumulated amortization	(150)	(65)	—	14	(201)	(59)	—	17	(243)

Total intangible assets, net	$1,952				$1,584				$1,493

As a result of the planned retail market exits, as of February 27, 2010 the Company reclassified $36 of Goodwill and $79 of Property, plant, and equipment and other intangible assets to assets held for sale. Assets held for sale is a component of Other current assets in the Consolidated Balance Sheets. Also, the Company recorded the sale of assets, which included $14 of Goodwill, and impairment charges of $20 to its trademarks and tradenames.

During fiscal 2009, the Company recorded impairment charges of $3,524, comprised of $3,223 to goodwill at certain Retail food reporting units and $301 to trademarks and tradenames related to the tradenames acquired in the New Albertsons, Inc. acquisition.

Amortization expense of intangible assets with definite useful lives of $59, $65 and $55 was recorded in fiscal 2010, 2009 and 2008, respectively. Future amortization expense will be approximately $46 per year for each of the next five years.

NOTE 3—	RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES

Reserves for Closed Properties

Changes in the Company’s reserves for closed properties consisted of the following:

	2010	2009	2008

Beginning balance	$167	$97	$118
Additions	13	70	18
Payments	(48)	(22)	(40)
Adjustments	(4)	22	1

Ending balance	$128	$167	$97

During fiscal 2010 and 2009, the Company recorded additional reserves primarily related to the closure of non-strategic stores announced in fiscal 2009. Adjustments to reserves for closed properties are primarily related to changes in subtenant income.

Property, Plant and Equipment-Related Impairment Charges

During fiscal 2010, the Company recorded $52 of property, plant and equipment-related impairment charges, of which $43 were recorded in the fourth quarter as a result of the planned retail market exits. During fiscal 2009, the Company recorded $75 of property, plant and equipment-related impairment charges related to the closure of non-strategic stores announced in fiscal 2009. During 2008, the Company recorded $14 of property, plant and equipment-related impairment and other charges.

Additions and adjustments to the reserves for closed properties and property, plant and equipment-related impairment charges for fiscal 2010, 2009 and 2008 were primarily related to the Retail food segment, and were recorded as a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

NOTE 4—	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	2010	2009

Land	$1,277	$1,313
Buildings	3,550	3,443
Property under construction	232	315
Leasehold improvements	1,602	1,613
Equipment	4,455	4,201
Capitalized lease assets	968	1,030

Total property plant and equipment	12,084	11,915
Accumulated depreciation	(4,724)	(4,091)
Accumulated amortization on capitalized lease assets	(334)	(296)

Total property, plant and equipment, net	$7,026	$7,528

Depreciation expense was $852, $945 and $911 for fiscal 2010, 2009 and 2008, respectively. Amortization expense related to capitalized lease assets was $64, $67 and $64 for fiscal 2010, 2009 and 2008, respectively.

NOTE 5—	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

Level 1—	Quoted prices in active markets for identical assets or liabilities;

Level 2—	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3—	Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

Impairment charges recorded during fiscal 2010 discussed in Note 2—Goodwill and Intangible Assets and Note 3—Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges were measured at fair value using Level 3 inputs.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was less than the book value by approximately $1 as of February 27, 2010. The estimated fair value of notes receivable was less than book value by approximately $8 as of February 28, 2009. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded instruments of similar credit quality.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $54 and $452 as of February 27, 2010 and February 28, 2009, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 6—	LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	2010	2009

1.10% to 3.25% Revolving Credit Facility and Variable Rate Notes due June 2011— June 2012	$1,415	$1,920
8.00% Notes due May 2016	1,000	—
7.50% Notes due February 2011	679	700
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	500
6.34% to 7.15% Medium Term Notes due July 2012—June 2028	440	512
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
8.35% Notes due May 2010	155	275
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility	—	120
Notes and debentures paid off during fiscal 2010	—	891
Other	104	97
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(258)	(208)
Capital lease obligations	1,267	1,334

Total debt and capital lease obligations	7,635	8,484
Less current maturities of long-term debt and capital lease obligations	(613)	(516)

Long-term debt and capital lease obligations	$7,022	$7,968

Future maturities of long-term debt, excluding the net discount on the debt and capital lease obligations, as of February 27, 2010 consist of the following:

Fiscal Year

2011	$979
2012	321
2013	1,292
2014	245
2015	508
Thereafter	3,281

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

During fiscal 2007, the Company entered into senior secured credit facilities provided by a group of lenders consisting of a five-year revolving credit facility (the “Revolving Credit Facility”), a five-year term loan (“Term Loan A”) and a six-year term loan (“Term Loan B”). As of February 27, 2010, there was $16 of outstanding borrowings under the Revolving Credit Facility at 3.25 percent, Term Loan A had a remaining principal balance of $394 at LIBOR plus 0.875 percent, of which $113 was classified as current, and Term Loan B had a remaining principal balance of $1,005 at LIBOR plus 1.25 percent, of which $10 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $333 and the unused available credit under the Revolving Credit Facility was $1,651. The Company also had $4 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations.

On April 5, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for an extension of the maturity of portions of the senior secured credit facilities provided under the original credit agreement. Specifically, $1,500 of the Revolving Credit Facility was extended until April 5, 2015 and $500 of Term Loan B was extended until October 5, 2015. The remaining $600 of the Revolving Credit Facility will expire on June 2, 2011 and the remaining $502 of Term Loan B will mature on June 2, 2012. The maturity date of Term Loan A was not extended and will mature on June 2, 2011.

The fees and rates in effect on outstanding borrowings under the Credit Agreement are based on the Company’s current credit ratings. Borrowings under the non-extended portion of the Revolving Credit Facility, if any, carry an interest rate of LIBOR plus 1.00 percent, borrowings under Term Loan A carry an interest rate of LIBOR plus 0.875 percent and borrowings under the non-extended portion of Term Loan B carry an interest rate of LIBOR plus 1.25 percent. Borrowings under the extended portion of the Revolving Credit Facility, if any, carry an interest rate of LIBOR plus 2.25 percent and borrowings under the extended portion of Term Loan B carry an interest rate of LIBOR plus 2.75 percent. Facility fees under the non-extended and extended portions of the Revolving Credit Facility are 0.20 percent and 0.50 percent, respectively. The Company pays fees of up to 2.50 percent on the outstanding balance of the letters of credit issued under the extended Revolving Credit Facility. Borrowings under the extended and non-extended term loans may be repaid, in full or in part, at any time without penalty.

The Credit Agreement reset covenants which are generally less restrictive than the covenants that existed prior to April 5, 2010. Specifically, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. Additionally, the Company must maintain an interest expense coverage ratio of not less than 2.20 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.30 to 1.0 thereafter.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In May 2009, the Company issued $1,000 in senior notes, which rank equally with all of the Company’s other senior unsecured indebtedness. In conjunction with the debt issuance, the Company paid off $191 of 7.50% Debentures due May 2037 that contained put options exercised in May 2009, early redeemed $60 of 6.77% Medium Term Notes due July 2009 and purchased pursuant to a tender offer $232 of 7.875% Notes due August 2009, $177 of 6.95% Notes due August 2009 and $110 of 8.35% Notes due May 2010 for an aggregate payment of $777 in cash. The remainder of the debt issuance proceeds was used to reduce borrowings under the Revolving Credit Facility.

In May 2009, the Company amended and extended its 364-day accounts receivable securitization program. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee in effect on February 27, 2010, based on the Company’s current credit ratings, was 1.00 percent. The Company intends to execute a new $200 program in May 2010.

As of February 27, 2010, the Company had $479 of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

NOTE 7—	LEASES

The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, to a limited extent, include options to purchase. Future minimum lease payments to be made by the Company for noncancellable operating leases and capital leases as of February 27, 2010 consist of the following:

	Lease Obligations
	Operating	Capital
Fiscal Year	Leases	Leases

2011	$423	$162
2012	400	154
2013	352	153
2014	312	150
2015	276	147
Thereafter	1,812	1,371

Total future minimum obligations	$3,575	2,137

Less interest		(870)

Present value of net future minimum obligations		1,267
Less current obligations		(69)

Long-term obligations		$1,198

Total future minimum obligations have not been reduced for future minimum subtenant rentals of $308 under certain operating subleases.

Rent expense and subtenant rentals under operating leases consisted of the following:

	2010	2009	2008

Minimum rent	$455	$460	$450
Contingent rent	6	8	7

	461	468	457
Subtenant rentals	(66)	(67)	(66)

	$395	$401	$391

The Company leases certain property to third parties under both operating and direct financing leases. Under the direct financing leases, the Company leases buildings to independent retail customers with terms ranging from five to 20 years. Future minimum lease and subtenant rentals under noncancellable leases as of February 27, 2010 consist of the following:

	Lease Receipts
		Direct
	Operating	Financing
Fiscal Year	Leases	Leases

2011	$24	$6
2012	22	5
2013	21	4
2014	12	4
2015	7	3
Thereafter	22	11

Total minimum lease receipts	$108	33

Less unearned income		(8)

Net investment in direct financing leases		25
Less current portion		(4)

Long-term portion		$21

The carrying value of owned property leased to third parties under operating leases was as follows:

	2010	2009

Property, plant and equipment	$20	$22
Less accumulated depreciation	(6)	(5)

Property, plant and equipment, net	$14	$17

NOTE 8—	INCOME TAXES

The provision for income taxes consisted of the following:

	2010	2009	2008

Current
Federal	$65	$148	$396
State	9	46	63

Total current	74	194	459
Deferred	165	(118)	(75)

Total provision	$239	$76	$384

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings (losses) before income taxes is attributable to the following:

	2010	2009	2008

Federal taxes based on statutory rate	$221	$(973)	$342
State income taxes, net of federal benefit	20	(7)	40
Goodwill impairment	—	1,060	—
Other	(2)	(4)	2

Total provision	$239	$76	$384

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consisted of the following:

	2010	2009

Deferred tax assets:
Compensation and benefits	$505	$575
Self-insurance	239	232
Property, plant and equipment and capitalized lease assets	452	448
Capital and net operating loss carryforwards	179	171
Other	194	229

Gross deferred tax assets	1,569	1,655
Valuation allowance	(161)	(165)

Total deferred tax assets	1,408	1,490

Deferred tax liabilities:
Property, plant and equipment and capitalized lease assets	(385)	(275)
Inventories	(252)	(277)
Debt discount	(81)	(81)
Intangible assets	(473)	(471)
Other	(34)	(39)

Total deferred tax liabilities	(1,225)	(1,143)

Net deferred tax asset (liability)	$183	$347

The Company has valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Company currently has state net operating loss (“NOL”) carryforwards of $851 for tax purposes. The NOL carryforwards expire beginning in 2011 and continuing through 2028 and have a $20 valuation allowance. The remaining valuation allowance is for capital loss carryforwards which expire in fiscal 2011.

Changes in the Company’s unrecognized tax benefits consisted of the following:

	2010	2009	2008

Beginning balance	$114	$146	$312
Increase based on tax positions related to the current year	7	5	1
Decrease based on tax positions related to the current year	(4)	—	(2)
Increase based on tax positions related to prior years	34	22	18
Decrease based on tax positions related to prior years	(14)	(37)	(180)
Decrease due to lapse of statute of limitations	(4)	(22)	(3)

Ending balance	$133	$114	$146

Included in the balance of unrecognized tax benefits as of February 27, 2010, February 28, 2009 and February 23, 2008 are tax positions of $58, net of tax, $57, net of tax, and $29, net of tax, respectively, that would reduce the Company’s effective tax rate if recognized in future periods.

The Company expects to resolve $10, net, of unrecognized tax benefits within the next 12 months, representing several individually insignificant income tax positions. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would occur as a result of potential settlements from these negotiations. Based on the information available as of February 27, 2010, the Company does not anticipate significant additional changes to its unrecognized tax benefits.

The Company recognized (income) expense related to interest and penalties, net of settlement adjustments, of $(2), $26 and $14 for fiscal 2010, 2009 and 2008, respectively. In addition to the liability for unrecognized tax benefits, the Company had a liability of $44 and $67 as of February 27, 2010 and February 28, 2009, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other liabilities in the Consolidated Balance Sheets. The Company settled various audits during fiscal 2010 resulting in payments of $21 for interest and penalties.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of February 27, 2010, the Company is no longer subject to federal income tax examinations for fiscal years before 2007 and with few exceptions is no longer subject to state income tax examinations for fiscal years before 2004.

NOTE 9—	STOCK-BASED AWARDS

As of February 27, 2010, the Company has stock options and restricted stock awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2007 Stock Plan, 2002 Stock Plan, 1997 Stock Plan, 1993 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2007 Stock Plan, as approved by stockholders in May 2007, is the only plan under which stock-based awards may be granted. The 2007 Stock Plan provides that the Board of Directors or the Leadership Development and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock-based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years and effective in fiscal 2006, stock-based awards granted will not be for a term of more than seven years.

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

The Company reserved 35 shares for grant as part of the 2007 Stock Plan. As of February 27, 2010, there were 23 shares available for grant. Common stock is delivered out of treasury stock upon the exercise of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or the Compensation Committee.

Stock Options

Stock options granted, exercised and outstanding consisted of the following:

			Weighted Average
	Shares	Weighted	Remaining	Aggregate
	Under Option	Average	Contractual Term	Intrinsic Value
	(In thousands)	Exercise Price	(In years)	(In thousands)

Outstanding, February 28, 2009	21,973	$35.64
Granted	3,178	16.01
Exercised	(41)	14.51
Canceled and forfeited	(3,736)	41.92

Outstanding, February 27, 2010	21,374	$31.67	3.66	$186

Vested and expected to vest in future as of February 27, 2010	21,180	$31.75	3.64	$182
Exercisable as of February 27, 2010	15,763	$32.58	3.09	$153

The weighted average grant date fair value of all stock options granted during fiscal 2010, 2009 and 2008 was $4.92, $7.91 and $8.97 per share, respectively. The total intrinsic value of stock options exercised during fiscal 2010, 2009, and 2008 was $1, $4 and $93, respectively. Intrinsic value is measured using the fair market value as of the date of exercise for stock options exercised and the fair market value as of February 27, 2010, less the applicable exercise price.

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

The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	2010	2009	2008

Dividend yield	2.0%	2.0%	2.0%
Volatility rate	38.4–42.2%	28.1–59.4%	19.1–30.8%
Risk-free interest rate	1.8–2.8%	1.0–3.6%	3.0–5.1%
Expected option life	4.0–5.4 years	1.0–5.4 years	1.0–5.5 years

Restricted Stock Awards

Restricted stock award activity consisted of the following:

	Restricted	Weighted Average
	Stock	Grant-Date
	(In thousands)	Fair Value

Outstanding, February 28, 2009	1,380	$30.05
Granted	728	15.83
Lapsed	(704)	15.34
Canceled and forfeited	(101)	20.60

Outstanding, February 27, 2010	1,303	$22.28

Compensation Expense

The components of pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Consolidated Statements of Earnings) and related tax benefits were as follows:

	2010	2009	2008

Stock-based compensation	$31	$44	$52
Income tax benefits	(12)	(17)	(20)

Stock-based compensation (net of tax)	$19	$27	$32

The Company realized excess tax benefits (shortfalls) of $(1), $1, and $20 related to stock-based awards during fiscal 2010, 2009 and 2008, respectively.

Unrecognized Compensation Expense

As of February 27, 2010, there was $33 of unrecognized compensation expense related to unvested stock-based awards granted under the Company’s stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

NOTE 10—	TREASURY STOCK PURCHASE PROGRAM

On May 28, 2009, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs and continues through June 2010. As of February 27, 2010, there remained $70 available to repurchase the Company’s common stock.

The Company did not purchase any shares during fiscal 2010. During 2009 and 2008, the Company purchased 0.2 shares and 5 shares, respectively, under former share repurchase programs.

NOTE 11—	NET EARNINGS (LOSS) PER SHARE

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	2010	2009	2008

Net earnings (loss) per share—basic:
Net earnings (loss)	$393	$(2,855)	$593
Deduct: undistributed net earnings allocable to contingently convertible debentures	—	—	(2)

Net earnings (loss) available to common stockholders	$393	$(2,855)	$591

Weighted average shares outstanding—basic	212	211	211
Net earnings (loss) per share—basic	$1.86	$(13.51)	$2.80
Net earnings (loss) per share—diluted:
Net earnings (loss)	$393	$(2,855)	$593
Interest related to dilutive contingently convertible debentures, net of tax	1	—	1

Net earnings (loss) used for diluted net earnings per share calculation	$394	$(2,855)	$594

Weighted average shares outstanding—basic	212	211	211
Dilutive impact of options and restricted stock outstanding	1	—	3
Dilutive impact of convertible securities	—	—	1

Weighted average shares outstanding—diluted	213	211	215

Net earnings (loss) per share—diluted	$1.85	$(13.51)	$2.76

Options and restricted stock of 22 shares were outstanding during fiscal 2010 and 2009 and 6 shares were outstanding during fiscal 2008, but were excluded from the computation of diluted net earnings per share because they were antidilutive.

NOTE 12—	BENEFIT PLANS

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For most retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Effective December 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans whereby service crediting ended in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases will continue to be reflected in the amount of benefit earned in these plans until December 31, 2012. The amendments to the plans were accounted for as plan curtailments in fiscal 2008.

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

The benefit obligation, fair value of plan assets and funded status of the defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$1,922	$1,940	$117	$153
Plan amendment	—	—	—	(37)
Service cost	6	7	2	1
Interest cost	138	129	8	10
Transfers	(1)	2	—	—
Actuarial loss (gain)	335	(85)	10	3
Benefits paid	(80)	(71)	(6)	(13)

Benefit obligation at end of year	2,320	1,922	131	117

Changes in Plan Assets
Fair value of plan assets at beginning of year	1,008	1,700	—	—
Actual return on plan assets	503	(649)	—	—
Employer contributions	126	28	6	13
Plan participants’ contributions	—	—	7	11
Benefits paid	(80)	(71)	(13)	(24)

Fair value of plan assets at end of year	1,557	1,008	—	—

Funded status at end of year	$(763)	$(914)	$(131)	$(117)

For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The Company’s accumulated benefit obligation for the defined benefit pension plans was $2,300 and $1,892 as of February 27, 2010 and February 28, 2009, respectively.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Accrued vacation, compensation and benefits	$(2)	$(2)	$(8)	$(7)
Other liabilities	(761)	(912)	(123)	(110)

	$(763)	$(914)	$(131)	$(117)

Amounts recognized in accumulated other comprehensive losses for the defined benefit pension plans and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Prior service benefit	$—	$—	$33	$39
Net actuarial loss	(780)	(832)	(37)	(29)

Total recognized in accumulated other comprehensive losses	$(780)	$(832)	$(4)	$10

Total recognized in accumulated other comprehensive losses, net of tax	$(475)	$(509)	$(3)	$6

Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Net Periodic Benefit Cost
Service cost	$6	$7	$27	$2	$1	$2
Interest cost	138	129	124	8	10	9
Expected return on plan assets	(129)	(142)	(135)	—	—	—
Amortization of prior service benefit	—	—	—	(6)	(1)	(2)
Amortization of net actuarial loss	10	1	13	2	3	5
Settlement	2	—	—	—	—	—
Curtailment	—	—	6	—	—	—

Net periodic benefit expense (income)	27	(5)	35	6	13	14

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Prior service benefit	—	—	(6)	—	(38)	—
Amortization of prior service benefit	—	—	—	6	1	2
Net actuarial loss (gain)	(42)	707	(139)	10	3	(17)
Amortization of net actuarial loss	(10)	(1)	(13)	(2)	(3)	(5)

Total recognized in other comprehensive income	(52)	706	(158)	14	(37)	(20)

Total recognized in net periodic benefit expense and other comprehensive income	$(25)	$701	$(123)	$20	$(24)	$(6)

The estimated net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit cost for the defined benefit pension plans during fiscal 2011 is $66. The estimated net amount of prior service benefit and net actuarial loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during fiscal 2011 is $4.

Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2010	2009	2008

Benefit obligation assumptions:
Discount rate(2)	6.00%	7.35%	6.75%
Rate of compensation increase	3.00%	3.25%	3.75%
Net periodic benefit cost assumptions:(1)
Discount rate(2)	7.35%	6.75%	5.85%
Rate of compensation increase	3.25%	3.75%	3.00%
Expected return on plan assets(3)	8.00%	8.00%	8.00%

(1)	Net periodic benefit cost is measured using weighted average assumptions as of the beginning of each year.

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

(3)	Expected long-term return on plan assets is estimated by asset class and is generally based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets, the active total return-oriented portfolio management style as well as the diversification needs and rebalancing characteristics of the plan. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies in order to assess the capital market assumptions.

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before and after age 65 was 8.0 percent and 8.5 percent, respectively, as of February 27, 2010. The assumed healthcare cost trend rate for retirees before and after age 65 will decrease by 0.5 percent each year for the next six and seven years, respectively, until it reaches the ultimate trend rate of five percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption has a significant impact on the amounts reported. For example, a 100 basis point change in the trend rate would impact the Company’s accumulated postretirement benefit obligation as of the end of fiscal 2010 by approximately $10 and the service and interest cost by approximately $1 for fiscal 2011.

Pension Plan Assets

Plan assets are held in trust and invested in separately managed accounts and other commingled investment vehicles holding domestic and international equity securities, domestic fixed income securities and other investment classes. The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Alternative investments may also be used to enhance risk-adjusted long-term returns while improving portfolio diversification. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices while focusing primarily on security selection as a means to add value. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation guidelines and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2010	2009

Domestic equity	31.8%	42.3%	44.0%
International equity	15.7%	21.6%	20.3%
Private equity	7.5%	2.2%	1.3%
Fixed income	35.0%	33.7%	34.0%
Real estate	10.0%	—	—
Cash and other	—	0.2%	0.4%

Total	100.0%	100.0%	100.0%

The following is a description of the valuation methodologies used for investments measured at fair value:

Common stock—Valued at the closing price reported in the active market in which the individual securities are traded.

Common collective trusts—Valued at Net Asset Value (“NAV”), which is based on the value of the underlying securities owned by the fund and divided by the number of shares outstanding.

Corporate bonds—Valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Government securities—Certain government securities are valued at the closing price reported in the active market in which the security is traded. Other government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Mortgage-backed securities—Valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Private equity—Valued using closing prices of comparable securities with similar terms or based on acquisition cost and adjusted annually based on audited financial statements.

Mutual funds—Certain mutual funds are valued at the closing price reported in the active market in which the individual securities are traded. Other mutual funds are valued at NAV, which is based on the value of the underlying securities owned by the fund and divided by the number of shares outstanding.

Other—Valued under an approach that maximizes observable inputs, such as gathering consensus data from the market participant’s best estimate of mid-market for actual trades or positions held.

The fair value of assets of the Company’s benefit plans held in a master trust as of February 27, 2010, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total

Common stock	$644	$28	$—	$672
Common collective trusts—equity	—	227	—	227
Common collective trusts—fixed income	—	232	—	232
Corporate bonds	1	175	—	176
Government securities	52	86	—	138
Mortgage backed securities	—	65	—	65
Private equity	—	—	35	35
Mutual funds	1	8	—	9
Other	—	3	—	3

Total plan assets at fair value	$698	$824	$35	$1,557

The following is a summary of changes in the fair value for level 3 investments as of February 27, 2010:

Level 3 Assets

Beginning balance	$14
Unrealized gains relating to instruments still held at the reporting date	3
Purchases, sales, issuances and settlements (net)	18

Ending balance	$35

Contributions

The Company expects to contribute $81 to its defined benefit pension plans and $8 to its postretirement benefit plans in fiscal 2011. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act of 1974, with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation variable rate premiums or participant notices of underfunding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

		Other
		Postretirement
Fiscal Year	Pension Benefits	Benefits

2011	$84	$8
2012	90	8
2013	98	8
2014	108	9
2015	115	9
Years 2016-2020	720	51

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The total amount contributed by the Company to the plans is determined by plan provisions or at the discretion of the Company. Total contribution expenses for these plans were $95, $79 and $106 for fiscal 2010, 2009 and 2008, respectively. Plan assets also include 4 shares of the Company’s common stock as of February 27, 2010 and February 28, 2009.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, the primary benefits paid to inactive employees prior to retirement. As of February 27, 2010, the obligation for post-employment benefits was $63, with $24 included in Accrued vacation, compensation and benefits and $39 included in Other liabilities.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. The Company contributed $143, $147 and $142 to these plans for fiscal 2010, 2009 and 2008, respectively.

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

Collective Bargaining Agreements

As of February 27, 2010, the Company had approximately 160,000 employees. Approximately 106,000 employees are covered by collective bargaining agreements. During fiscal 2010, 46 collective bargaining agreements covering approximately 16,000 employees were renegotiated. During fiscal 2010, 33 collective bargaining agreements covering approximately 29,000 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2011, 71 collective bargaining agreements covering approximately 12,000 employees will expire.

NOTE 13—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 27, 2010. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 27, 2010, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $127 and represented approximately $93 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 27, 2010, the Company had approximately $1,184 of non-cancelable future purchase obligations primarily related to supply contracts.

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

In July 2009, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, an officer and the Executive Chairman of the Board alleging fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act. In October 2009, the lawsuit was transferred to the United States District Court for the District of Minnesota. The complaint alleged that the Company withheld negative information from the market by inflating its fiscal 2010 guidance in order to complete the Company’s note offering which closed on May 7, 2009. On January 13, 2010, the plaintiff voluntarily dismissed the lawsuit without prejudice and to date has not re-filed the action.

On January 7, 2010, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services’ Milwaukee Field Office in connection with an investigation of possible false or otherwise improper claims for payment under the Medicaid program. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. The Company is cooperating with the Office of Inspector General. Management cannot predict with certainty the timing or outcome of any review by the government of such information.

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

NOTE 14—	SHAREHOLDER RIGHTS PLAN

On April 24, 2000, the Company announced that the Board of Directors adopted a Shareholder Rights Plan under which one preferred stock purchase right is distributed for each outstanding share of common stock and were exercisable only under certain conditions, and may be redeemed by the Board of Directors for $0.01 per right. The rights expired on April 12, 2010 and were not renewed.

NOTE 15—	SEGMENT INFORMATION

Refer to the Consolidated Segment Financial Information for financial information concerning the Company’s operations by reportable segment.

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is the Chief Executive Officer.

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment is an aggregation of the Company’s retail operating segments, which are organized based on format (traditional retail food stores and hard-discount food stores).

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

The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, pharmacy and fuel, which are sold through the Company’s own and licensed retail food stores to shoppers and through its Supply chain services business to independent retail customers. The amounts and percentages of

Net sales for each group of similar products sold in the Retail food and Supply chain services segments consisted of the following:

	2010		2009		2008

Retail food:
Nonperishable grocery products(1)	$17,233	43%	$18,031	41%	$17,553	40%
Perishable grocery products(2)	8,655	21	9,963	23	9,923	23
General merchandise and health and beauty care products(3)	2,081	5	2,738	6	2,922	7
Pharmacy products	2,541	6	2,701	6	2,706	6
Fuel	581	2	645	1	638	1
Other	546	1	586	1	599	1

	31,637	78	34,664	78	34,341	78
Supply chain services:
Product sales to independent retail customers	8,788	22	9,595	21	9,405	21
Services to supply chain customers	172	—	305	1	302	1

	8,960	22	9,900	22	9,707	22

Net sales	$40,597	100%	$44,564	100%	$44,048	100%

(1)	Includes such items as dry goods, beverages, dairy, frozen foods, and candy

(2)	Includes such items as meat, produce, deli and bakery

(3)	Includes such items as household products, over-the-counter medication, beauty care, personal care, seasonal items and tobacco

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	2010
	First	Second	Third	Fourth		Fiscal Year
	(16 wks)	(12 wks)	(12 wks)	(12 wks)		(52 wks)

Net sales	$12,715	$9,461	$9,216	$9,205		$40,597
Gross profit	$2,847	$2,089	$2,060	$2,157		$9,153
Net earnings	$113(1)	$74	$109(1)	$97	(1)	$393
Net earnings per share—diluted	$0.53	$0.35	$0.51	$0.46		$1.85
Dividends declared per share	$0.1725	$0.1750	$0.1750	$0.0875		$0.6100
Weighted average shares—diluted	212	213	213	213		213

	2009
	First	Second	Third		Fourth		Fiscal Year
	(16 wks)	(12 wks)	(12 wks)		(13 wks)		(53 wks)

Net sales	$13,347	$10,226	$10,171		$10,820		$44,564
Gross profit	$3,065	$2,289	$2,280		$2,479		$10,113
Net earnings (loss)	$162	$128	$(2,944	)(2)	$(201	)(2)(3)	$(2,855)
Net earnings (loss) per share—diluted(4)	$0.76	$0.60	$(13.95	)(5)	$(0.95	)(5)	$(13.51)
Dividends declared per share	$0.1700	$0.1725	$0.1725		$0.1725		$0.6875
Weighted average shares—diluted	214	213	211		211		211

(1)	During fiscal 2010 the Company recorded charges of $39, after tax, related to the planned retail market exits, closure of non-strategic stores announced in fiscal 2009 and fees received from the early termination of a supply agreement of which $3, after tax, were recorded in the first quarter of fiscal 2010, $2, after tax, were recorded in the third quarter of fiscal 2010 and $34, after tax, were recorded in the fourth quarter of fiscal 2010.

(2)	During fiscal 2009 the Company recorded goodwill and intangible asset impairment charges of $3,326, after tax, of which $3,076, after tax, were recorded in the third quarter of fiscal 2009 and $250, after tax, were recorded in the fourth quarter of fiscal 2009.

(3)	During the fourth quarter of fiscal 2009 the Company recorded charges primarily related to closure of non-strategic stores announced in fiscal 2009 of $121, after tax, and a pre-Acquisition Albertsons legal settlement of $15, after tax.

(4)	The sum of the quarterly Net earnings (loss) per share—diluted amounts does not equal the fiscal year amount due to rounding.

(5)	As a result of the net loss for the third and fourth quarters of fiscal 2009 and fiscal year 2009, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of Net earnings (loss) per share—diluted.

SUPERVALU INC. and Subsidiaries
SCHEDULE II—Valuation and Qualifying Accounts
(In millions)

	Balance at			Balance at
	Beginning of			End of Fiscal
Description	Fiscal Year	Additions	Deductions	Year

Allowance for losses on receivables:
2010	$15	6	(9)	$12
2009	20	15	(20)	15
2008	28	13	(21)	20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 27, 2010, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 27, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 27, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, as of February 27, 2010, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of February 27, 2010 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 27, 2010.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 27, 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders under the headings “Election of Directors (Item 1)” and “Board Practices—Other Matters Relating to Directors.”

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

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of Leadership Development and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 27, 2010 about the Company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

Number of
			Weighted		securities
	Number of		average		remaining available
	securities to be		exercise		for future issuance
	issued upon		price of		under equity
	exercise of		outstanding		compensation plans
	outstanding		options,		(excluding
(shares not in millions)	options, warrants		warrants		securities reflected
Plan Category	and rights		and rights		in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	20,127,119(2	)(3)	$31.98(2	)(3)(4)	22,921,668	(5)
Equity compensation plans not approved by security holders(6)	2,070,112		$28.78		—

Total	22,197,231		$31.67		22,921,668

(1)	Includes the Company’s 1993 Stock Plan, 2002 Stock Plan, 2007 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan and Albertson’s, Inc. 2004 Equity and Performance Incentive Plan.

(2)	Includes options for 425,299 shares under the Albertson’s, Inc. 2004 Equity and Performance Incentive Plan at a weighted average exercise price of $28.87 per share that were assumed in connection with the Acquisition.

(3)	Includes options for 2,961,912 shares under the Albertson’s, Inc. 1995 Stock-Based Incentive Plan at a weighted average exercise price of $31.93 per share that were assumed in connection with the Acquisition.

(4)	Excludes 826,115 restricted stock units included in column (a) which do not have an exercise price. Such units vest and are payable in shares after the expiration of the time periods set forth in their restricted stock unit agreements.

(5)	In addition to grants of options, warrants or rights, includes shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards under the Company’s 2007 Stock Plan.

(6)	Includes the Company’s 1997 Stock Plan.

1997 Stock Plan. The Board of Directors adopted the 1997 Stock Plan on April 9, 1997 to provide for the granting of non-qualified stock options, restoration options, stock appreciation rights, restricted stock, restricted stock units and performance awards to key employees of the Company or any of its subsidiaries. A total of 10,800,000 (not in millions) shares were authorized for awards under the 1997 Stock Plan. The Board of Directors amended this plan in each of August 18, 1998, March 14, 2000 and April 10, 2002. The 1997 Stock Plan expired on April 9, 2007 and, therefore, no further awards may be granted under the 1997 Stock Plan. Stock options covering a total of 2,070,112 (not in millions) shares remained outstanding under the 1997 Stock Plan as of February 27, 2010. All employees, consultants or independent contractors providing services to the Company, other than officers or directors of the Company or any of its affiliates who are subject to Section 16 of the Exchange Act, were eligible to participate in the 1997 Stock Plan. The Board of Directors administers the 1997 Stock Plan and has discretion to set the terms of all awards made under the 1997 Stock Plan, except as otherwise expressly provided in the 1997 Stock Plan. Options granted under the 1997 Stock Plan may not have an exercise price less than 100 percent of the fair market value of the Company’s common stock on the date of the grant. Unless the Board of Directors otherwise specifies, restricted stock and restricted stock units will be forfeited and reacquired by the Company if an employee is terminated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders under the heading “Board Practices—Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders under the heading “Board Practices—Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements to the Company listed in the accompanying “Index of Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

The consolidated financial statement schedule to the Company listed in the accompanying “Index of Financial Statements and Schedules.”

(3)	Exhibits:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

(3)	Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

3.2	Restated Bylaws, as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7	Rights Agreement dated as of April 12, 2000, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.), as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2000.

4.8	Indenture dated as of November 2, 2001, between the Company and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Optiontm Note due 2031 (Zero Coupon — Senior), is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.9	Credit Agreement, dated as of June 1, 2006, by and among the Company, The Royal Bank of Scotland PLC, Bank of America, Citibank, Rabobank International, Cobank, ACB, U.S. Bank National Association, and various financial institutions and other persons from time to time parties hereto is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.10	First Amendment to Credit Agreement, dated March 8, 2007, among SUPERVALU INC., The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders, is incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.11	Amended and Restated Credit Agreement, dated April 5, 2010, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties hereto, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2010.

4.12	Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Albertson’s, Inc. (Reg. No. 333-41793) filed with the SEC on December 9, 1997.

4.13	Supplemental Indenture No. 1, dated as of May 7, 2004, between Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.14	Supplemental Indenture No. 2 dated as of June 1, 2006, between Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.15	Supplemental Indenture No. 3 dated as December 29, 2008, between NAI, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.2	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended on April 17, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.3	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.4	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.5	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.6	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.7	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.8	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended, is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.9	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of October 12, 2006 for Jeffrey Noddle is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.*

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.14	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.15	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.17	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.18	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.19	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit (10) c. to the Company’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.20	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.21	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.22	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.23	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Stock Option Agreement and Stock Option Terms and Conditions for Employees, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.24	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.58 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.25	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Employee Director Deferred Share Units Agreement is incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.26	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.27	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 2005.*

10.28	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on January 31, 2006.*

10.29	Albertson’s Inc. 1995 Stock-Based Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.30	Form of Albertson’s, Inc. 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.31	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Stock Option is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.32	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.46.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.33	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.57 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.34	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.59 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.35	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.36	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.37	Third Amendment of SUPERVALU INC. Excess Benefits Plan Restatement is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.38	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.39	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.40	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to

Exhibit (10)I. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.41	Form of Change of Control Severance Agreements entered into with certain officers to the Company, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 2, 2006.*

10.42	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.43	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10) r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.44	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.45	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.46	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.47	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.48	Sixth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan, is incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.49	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.50	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.51	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.52	Intentionally omitted.

10.53	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between the Company and Pete Van Helden is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.54	Intentionally omitted.

10.55	Lead Director annual retainer is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006.*

10.56	Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.57	First Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.58	Second Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of July 18, 2001, is incorporated herein by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.59	Third Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.60	Fourth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.61	Sixth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.10.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.62	Albertson’s, Inc. Executive Pension Makeup Plan, amended and restated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.63	First Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 8, 1989, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 1989.*

10.64	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 12, 1990, is incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1990.*

10.65	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 31, 1990, is incorporated herein by reference to Exhibit 10.13.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 2, 1990.*

10.66	Fourth Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 1995, is incorporated herein by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1995.*

10.67	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to January 1, 1990, is incorporated herein by reference to Exhibit 10.13.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.68	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to October 1, 1999, is incorporated herein by reference to Exhibit 10.13.6 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.69	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 1, 2001, is incorporated herein by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.70	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.8 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.71	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.9 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.72	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 2008, is incorporated herein by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.73	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.74	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.75	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.76	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.77	Albertson’s, Inc. Executive Pension Makeup Trust, dated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on

Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.78	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.79	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.80	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.81	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.18.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.82	Albertson’s, Inc. 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.83	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 12, 1994, is incorporated herein by reference to Exhibit 10.20.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 1994.*

10.84	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 5, 1997, is incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 1998.*

10.85	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 1, 1998, is incorporated herein by reference to Exhibit 10.20.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.86	Termination of the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of December 31, 1999, is incorporated herein by reference to Exhibit 10.20.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.87	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30,2003.*

10.88	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, effective as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.6 of Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.89	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.20.7 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.90	Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.91	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 15, 1998, is incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.92	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of March 15, 2001, is incorporated herein by reference to Exhibit 10.21.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.93	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.94	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.21.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.95	Fifth Amendment to the Albertson’s, Inc. Non-Employees Directors’ Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.21.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.96	Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of November 20, 1990, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.97	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.98	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.22.1 of Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.99	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.100	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.22.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.101	Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.102	Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.103	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8 of American Stores Company (Commission File Number 1-5392) filed with the SEC on July 13, 1998.*

10.104	Amendment to the American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Stores Company (Commission File Number 1-5392) filed with the SEC on December 11, 1998.*

10.105	Sixth Amendment to the American Stores Company Supplemental Executive Retirement Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.30.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.106	Albertsons Inc. Change in Control Severance Benefit Trust, dated as of August 1, 2004, by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended November 3, 2005.*

10.107	SUPERVALU INC. 2007 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007. *

10.108	SUPERVALU INC. 2007 Stock Plan Form of Stock Appreciation Rights Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.109	SUPERVALU INC. 2007 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.110	SUPERVALU INC. 2007 Stock Plan Form of Restoration Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.111	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2007.*

10.112	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (restricted stock settled) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.113	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (restricted stock settled) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.114	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (cash-settled units) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.115	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Terms and Conditions (cash-settled units) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.116	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.117	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.118	Excess Plan Agreement for Michael L. Jackson dated May 27, 2008 by and between SUPERVALU INC. and Michael L. Jackson is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.119	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2007.*

10.120	SUPERVALU Executive Deferred Compensation Plan (2008 Statement) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.121	SUPERVALU Directors’ Deferred Compensation Plan (2009 Statement) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.122	Omnibus 409a Amendment of New Albertsons Nonqualified Plans, effective January 1, 2009, is incorporated herein by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.123	Form of Change of Control Severance Agreement, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2009.*

10.124	Executive & Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.125	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.126	Form of 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.127	Form of 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.128	Form of 2007 Stock Plan Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.129	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.130	Form of SUPERVALU INC. 2007 Stock Plan Performance Stock Unit Award Agreement and Performance Stock Unit Award Terms and Conditions (restricted common stock settled), is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.131	Form of SUPERVALU INC. 2007 Stock Plan Performance Stock Unit Award Agreement and Performance Stock Unit Award Terms and Conditions (cash settled), is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.132	Amendment No. 1 to Unit Award Agreement between SUPERVALU INC. and Jeffrey Noddle, dated April 16, 2010 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

(12)	Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries to the Company.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

101.	The following materials from the SUPERVALU INC. Annual Report on Form 10-K for the fiscal year ended February 27, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Segment Financial Information (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC.

(Registrant)

DATE: April 23, 2010 By:	/s/ CRAIG R. HERKERT
Craig R. Herkert

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CRAIG R. HERKERT Craig R. Herkert	Chief Executive Officer and President; Director (principal executive officer)	April 23, 2010

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial officer)	April 23, 2010

/s/ SHERRY M. SMITH Sherry M. Smith	Senior Vice President, Finance (principal accounting officer)	April 23, 2010

/s/ IRWIN COHEN* Irwin Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ PHILIP L. FRANCIS* Philip L. Francis	Director

/s/ EDWIN C. GAGE* Edwin C. Gage	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ JEFFREY NODDLE Jeffrey Noddle	Director and Executive Chairman

/s/ STEVEN S. ROGERS* Steven S. Rogers	Director

/s/ WAYNE C. SALES* Wayne C. Sales	Director

Signature	Title	Date

/s/ KATHI P. SEIFERT* Kathi P. Seifert	Director

*	Executed this 23rd day of April 2010, on behalf of the indicated Directors by David L. Boehnen, duly appointed Attorney-in-Fact.

By:	/s/ DAVID L. BOEHNEN
David L. Boehnen
Attorney-in-fact