Form 10-Q
period 2010-06-19
SUPERVALU INC
filed 2010-07-28
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended June 19, 2010.
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
Yes ☐ No ☒
As of July 23, 2010, there were 212,149,198 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	First Quarter Ended
	June 19,	June 20,
	2010	2009
Net sales
Retail food	$8,951	$9,900
% of total	77.5%	77.9%
Supply chain services	2,594	2,815
% of total	22.5%	22.1%

Total net sales	$11,545	$12,715
	100.0%	100.0%

Operating earnings
Retail food	$251	$311
% of sales	2.8%	3.1%
Supply chain services	79	82
% of sales	3.0%	2.9%
Corporate	(29)	(31)

Total operating earnings	301	362
% of sales	2.6%	2.8%
Interest expense, net	174	177

Earnings before income taxes	127	185
Income tax provision	60	72

Net earnings	$67	$113

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
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	First Quarter Ended
		% of		% of
	June 19,	Net	June 20,	Net
	2010	sales	2009	sales
Net sales	$11,545	100.0%	$12,715	100.0%
Cost of sales	8,948	77.5	9,868	77.6

Gross profit	2,597	22.5	2,847	22.4
Selling and administrative expenses	2,296	19.9	2,485	19.6

Operating earnings	301	2.6	362	2.8
Interest expense, net	174	1.5	177	1.4

Earnings before income taxes	127	1.1	185	1.5
Income tax provision	60	0.5	72	0.6

Net earnings	$67	0.6%	$113	0.9%

Net earnings per share—basic	$0.31		$0.53
Net earnings per share—diluted	$0.31		$0.53
Dividends declared per share	$0.0875		$0.1725
Weighted average number of shares outstanding:
Basic	212		212
Diluted	213		212
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	June 19,	February 27,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$198	$211
Receivables, net	805	814
Inventories	2,329	2,342
Other current assets	174	344

Total current assets	3,506	3,711

Property, plant and equipment, net	6,902	7,026
Goodwill	3,700	3,698
Intangible assets, net	1,476	1,493
Other assets	539	508

Total assets	$16,123	$16,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,713	$2,775
Current maturities of long-term debt and capital lease obligations	679	613
Other current liabilities	723	779

Total current liabilities	4,115	4,167

Long-term debt and capital lease obligations	6,720	7,022
Other liabilities	2,341	2,360
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,853	2,857
Accumulated other comprehensive loss	(467)	(478)
Retained earnings	854	806
Treasury stock, at cost, 18 and 18 shares, respectively	(523)	(528)

Total stockholders’ equity	2,947	2,887

Total liabilities and stockholders’ equity	$16,123	$16,436

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	First Quarter Ended
	June 19,	June 20,
	2010	2009
Cash flows from operating activities
Net earnings	$67	$113
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	288	297
LIFO charge	11	18
Asset impairment and other charges	21	5
Gain on sale of assets	(9)	(2)
Deferred income taxes	7	(5)
Stock-based compensation	5	13
Other	8	9
Changes in operating assets and liabilities	(61)	44

Net cash provided by operating activities	337	492

Cash flows from investing activities
Proceeds from sale of assets	79	10
Purchases of property, plant and equipment	(173)	(238)
Other	11	5

Net cash used in investing activities	(83)	(223)

Cash flows from financing activities
Proceeds from issuance of long-term debt	15	948
Payment of long-term debt and capital lease obligations	(241)	(1,106)
Dividends paid	(37)	(73)
Other	(4)	(3)

Net cash used in financing activities	(267)	(234)

Net (decrease) increase in cash and cash equivalents	(13)	35
Cash and cash equivalents at beginning of year	211	240

Cash and cash equivalents at the end of period	$198	$275

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the first quarter ended June 19, 2010 and June 20, 2009 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. The results of operations for the first quarter ended June 19, 2010 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 27, 2010 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying June 19, 2010 and February 27, 2010 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of June 17, 2010 and February 25, 2010, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 19, 2010 and February 27, 2010, the Company had net book overdrafts of $301 and $330, respectively.

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
The following table reflects the calculation of basic and diluted net earnings per share:

	First Quarter Ended
	June 19,	June 20,
	2010	2009
Net earnings per share—basic
Net earnings available to common stockholders	$67	$113
Weighted average shares outstanding—basic	212	212
Net earnings per share—basic	$0.31	$0.53

Net earnings per share—diluted
Net earnings available to common stockholders	$67	$113
Weighted average shares outstanding—basic	212	212
Dilutive impact of options and restricted stock outstanding	1	—

Weighted average shares outstanding—diluted	213	212
Net earnings per share—diluted	$0.31	$0.53
Options and restricted stock of 21 and 22 shares were outstanding during the first quarter ended June 19, 2010 and June 20, 2009, respectively, but were excluded from the computation of diluted earnings per share because they were antidilutive.
Comprehensive Income
Comprehensive income consisted of the following:

	First Quarter Ended
	June 19,	June 20,
	2010	2009
Net earnings	$67	$113
Pension and other postretirement activity, net of tax	11	5

Comprehensive income	$78	$118

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 27,			Other net	June 19,
	2010	Additions	Impairments	adjustments	2010
Goodwill:
Retail food goodwill	$6,114	$—	$—	$2	$6,116
Accumulated impairment losses	(3,223)	—	—	—	(3,223)

Total Retail food goodwill, net	2,891	—	—	2	2,893
Supply chain services goodwill	807	—	—	—	807

Total goodwill	$3,698	$—	$—	$2	$3,700

	February 27,	Additions/		Other net	June 19,
	2010	Amortization	Impairments	adjustments	2010
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$1,049	$—	$—	$—	$1,049
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $254 and $238 as of June 19, 2010 and February 27, 2010, respectively)	674	1	—	(2)	673

Non-compete agreements (accumulated amortization of $5 and $5 as of June 19, 2010 and February 27, 2010, respectively)	13	—	—	—	13

Total intangible assets	1,736	1	—	(2)	1,735
Accumulated amortization	(243)	(18)	—	2	(259)

Total intangible assets, net	$1,493				$1,476

Amortization expense of intangible assets with definite useful lives was $18 for the first quarter ended June 19, 2010. Future amortization expense will be approximately $43 per fiscal year for each of the next five fiscal years.
NOTE 3 – RESERVES FOR CLOSED PROPERTIES
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
Changes in the Company’s reserves for closed properties consisted of the following:

June 19,
2010
Balance at beginning of fiscal year	$128
Additions	15
Payments	(9)
Adjustments	(3)

Balance at end of quarter	$131

NOTE 4 – FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:
     Level 1 - Quoted prices in active markets for identical assets or liabilities;
     Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
     Level 3 - Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.
During the first quarter ended June 19, 2010, the Company recorded $10 of asset impairment charges, which were measured at fair value using Level 3 inputs. The impairment charges are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.
Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable was greater than the book value by approximately $1 as of June 19, 2010 and was less than the book value by approximately $1 as of February 27, 2010. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded instruments of similar credit quality.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $143 and $54 as of June 19, 2010 and February 27, 2010, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 – LONG-TERM DEBT
The Company’s long-term debt and capital lease obligations consisted of the following:

	June 19,	February 27,
	2010	2010
1.17% to 4.50% Revolving Credit Facility and Variable Rate Notes due June 2011 – October 2015	$1,381	$1,415
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due February 2011	648	679
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 – June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility	40	—
8.35% Notes due May 2010	—	155
Other	104	104
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(256)	(258)
Capital lease obligations	1,209	1,267

Total debt and capital lease obligations	7,399	7,635
Less current maturities of long-term debt and capital lease obligations	(679)	(613)

Long-term debt and capital lease obligations	$6,720	$7,022

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
As of June 19, 2010, there was $13 of outstanding borrowings under the Revolving Credit Facility at 4.50 percent, Term Loan A had a remaining principal balance of $366 at LIBOR plus 0.875 percent, all of which was classified as current, the non-extended portion of Term Loan B had a remaining principal balance of $502 at LIBOR plus 1.25 percent, of which $5 was classified as current, and the extended portion of Term Loan B had a remaining principal balance of $500 at LIBOR plus 2.75 percent, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $332 and the unused available credit under the Revolving Credit Facility was $1,755. These letters of credit primarily support workers’ compensation and payment obligations.
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
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee in effect on June 19, 2010, based on the Company’s current credit ratings, was 0.80 percent. As of June 19, 2010, there were $286 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.

As of June 19, 2010, the Company had $479 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 6 – INCOME TAXES
During the first quarter ended June 19, 2010 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.
NOTE 7 – STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $5 and $13 for the first quarter ended June 19, 2010 and June 20, 2009, respectively.
The Company granted 3 shares under stock options during the first quarter ended June 19, 2010 and June 20, 2009. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	June 19,	June 20,
	2010	2009
Dividend yield	2.0%	2.0%
Volatility rate	43.2 – 44.2%	41.3 – 42.2%
Risk-free interest rate	1.6%	1.9 – 2.0%
Expected option life	4.0 – 4.5 years	4.0 – 4.5 years
The weighted average grant date fair value of the stock options granted during the first quarter ended June 19, 2010 and June 20, 2009 was $4.02 and $4.93, respectively.
NOTE 8 – TREASURY STOCK PURCHASE PROGRAM
On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and continues through June 2011. During the first quarter ended June 19, 2010 the Company purchased 0.2 shares under the previously existing share purchase program at an average cost of $12.97 per share. The Company did not purchase any shares under any share purchase programs during the first quarter ended June 20, 2009.

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
Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
Service cost	$2	$2	$1	$1
Interest cost	42	42	2	2
Expected return on assets	(38)	(39)	—	—
Amortization of prior service benefit	—	—	(2)	(2)
Amortization of net actuarial loss	21	3	1	1

Net periodic benefit expense	$27	$8	$2	$2

During the first quarter ended June 19, 2010, the Company made contributions of $40 to its pension plans and $2 to its other postretirement benefit plans.
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. During the first quarter ended June 19, 2010 and June 20, 2009, the Company contributed $42 and $44 to these plans, respectively.
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
NOTE 10 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of June 19, 2010. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 19, 2010, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $126 and represented $94 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 19, 2010, the Company had $1,571 of non-cancelable future purchase obligations primarily related to supply contracts.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
RESULTS OF OPERATIONS
In the first quarter of fiscal 2011, Net sales were $11,545 and Net earnings were $67, or $0.31 per basic and diluted share. In the first quarter of fiscal 2010, Net sales were $12,715 and Net earnings were $113, or $0.53 per basic and diluted share. Results for the first quarter of fiscal 2011 included charges primarily related to previously announced retail market exits and the impact of a labor dispute of $25 after tax, or $0.12 per diluted share.
Weakness in the economy continued to negatively impact consumer confidence during the first quarter of fiscal 2011 and, as a result, consumers are spending less. In addition, low levels of inflation and continued value-focused competitive activity in fiscal 2011 pressured sales growth. If these consumer spending, inflationary and competitive trends continue, they could further impact the Company’s sales and financial results for the remainder of fiscal 2011.
FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of fiscal 2011 were $11,545 compared with $12,715 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 77.5 percent of Net sales and Supply chain services sales were 22.5 percent of Net sales for the first quarter of fiscal 2011, compared with 77.9 percent and 22.1 percent, respectively, last year.
Retail food net sales for the first quarter of fiscal 2011 were $8,951 compared with $9,900 last year, a decrease of 9.6 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 7.2 percent and the impact of market exits. The identical store retail sales performance was primarily the result of the challenging economic environment, heightened competitive activity and the impact of a labor dispute. Excluding the stores impacted by the labor dispute, the change in retail sales of the remaining identical stores was negative 6.5 percent.
Total retail square footage at the end of the first quarter of fiscal 2011 was 65 million, a decrease of 6.1 percent from the first quarter of fiscal 2010. Total retail square footage, excluding previously announced retail market exits and other store closures, increased 0.8 percent over the first quarter of fiscal 2010.
Supply chain services net sales for the first quarter of fiscal 2011 were $2,594 compared with $2,815 last year. The decrease of 7.9 percent primarily reflects a national retail customer’s previously announced plans to transition certain volume to self-distribution.
Gross Profit
Gross profit, as a percent of Net sales, was 22.5 percent in the first quarter of fiscal 2011 compared to 22.4 percent last year.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.9 percent in the first quarter of fiscal 2011, compared with 19.6 percent last year. The increase primarily reflects reduced sales leverage that more than offset the savings achieved from ongoing cost reduction initiatives.
Operating Earnings
Operating earnings for the first quarter of fiscal 2011 were $301 compared with $362 last year. Retail food operating earnings for the first quarter of fiscal 2011 were $251, or 2.8 percent of Retail food net sales, compared with $311, or 3.1 percent of Retail food net sales last year. The decrease in Retail food operating earnings reflects lower sales, market exits and reduced sales leverage, partially offset by cost savings. Supply chain services operating earnings for the first quarter of fiscal 2011 were $79, or 3.0 percent of Supply chain services net sales, compared with $82, or 2.9 percent of Supply chain services net sales last year.
Net Interest Expense
Net interest expense was $174 in the first quarter of fiscal 2011 compared with $177 last year, primarily reflecting lower debt levels in the first quarter of fiscal 2011 compared to last year.

Income Tax Provision
Income tax expense for the first quarter of fiscal 2011 was $60, or 47.5 percent of earnings before income taxes, compared with income tax expense of $72, or 38.7 percent of earnings before income taxes, last year. The first quarter of fiscal 2011 includes $12 of tax expense, reflecting the impact of non-deductible goodwill related to market exits.
Net Earnings
Net earnings were $67, or $0.31 per basic and diluted share, in the first quarter of fiscal 2011 compared with net earnings of $113, or $0.53 per basic and diluted share, last year.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $337 for the first quarter of fiscal 2011 compared with $492 last year. The decrease primarily reflects changes in working capital and reduced Net earnings.
Net cash used in investing activities was $83 for the first quarter of fiscal 2011 compared with $223 last year. The decrease primarily reflects higher proceeds from the sale of assets and lower capital spending in the first quarter of fiscal 2011 compared to last year.
Net cash used in financing activities was $267 for the first quarter of fiscal 2011 compared with $234 last year.
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
The fees and rates in effect on outstanding borrowings under the Credit Agreement are based on the Company’s current credit ratings. Borrowings under the non-extended portion of the Revolving Credit Facility, if any, carry an interest rate of LIBOR plus 1.00 percent, borrowings under Term Loan A carry an interest rate of LIBOR plus 0.875 percent and borrowings under the non-extended portion of Term Loan B carry an interest rate of LIBOR plus 1.25 percent. Borrowings under the extended portion of the Revolving Credit Facility, if any, carry an interest rate of LIBOR plus 2.25 percent for revolving advances and Prime Rate plus 1.25 percent for base rate advances and borrowings under the extended portion of Term Loan B carry an interest rate of LIBOR plus 2.75 percent. Facility fees under the non-extended and extended portions of the Revolving Credit Facility are 0.20 percent and 0.50 percent, respectively. The Company pays fees of up to 2.50 percent on the outstanding balance of the letters of credit issued under the extended Revolving Credit Facility. Borrowings under the extended and non-extended term loans may be repaid, in full or in part, at any time without penalty.
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

In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee in effect on June 19, 2010, based on the Company’s current credit ratings, was 0.80 percent. As of June 19, 2010, there were $286 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.
As of June 19, 2010, the Company had $479 of debt with current maturities that are classified in Long-term debt in the Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
Capital spending during the first quarter of fiscal 2011 was $173. Capital spending primarily included store remodeling activity and technology expenditures. The Company’s capital spending for fiscal 2011 is projected to be approximately $700, including capital leases.
Fiscal 2011 total debt reduction is estimated to be approximately $600.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of June 19, 2010. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 21 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 19, 2010, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $126 and represented $94 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 19, 2010, the Company had $1,571 of non-cancelable future purchase obligations primarily related to supply contracts.
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
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension

Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. During the first quarter ended June 19, 2010 and June 20, 2009, the Company contributed $42 and $44 to these plans, respectively.
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
Contractual Obligations
There have been no material changes in the Company’s contractual obligations since the end of fiscal 2010. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010 for additional information regarding the Company’s contractual obligations.
CRITICAL ACCOUNTING POLICIES
The description of critical accounting policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, and is updated for the following:
Goodwill
The Company reviews goodwill for impairment during the fourth quarter of each year and also if an event occurs or circumstances change that more-likely-than-not would reduce the fair value of a reporting unit below its carrying amount. For the fourth quarter ended February 27, 2010, the review of goodwill for impairment indicated that the fair value for one reporting unit with $2,754 of goodwill exceeded the carrying value by less than 5 percent and the fair value for another reporting unit with $807 of goodwill exceeded the carrying value by greater than 10 percent. The remaining $137 of goodwill is at a reporting unit with fair value that substantially exceeds the carrying value.
During the period from May 7, 2010 to June 19, 2010, the Company’s market capitalization fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of the Company’s industry, the broader economy and market conditions. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks and a decline in general investor confidence throughout the market and not based on any events or conditions specific to the Company. The Company believes that there is no fundamental change in its underlying long-term business model. If the Company’s stock price experiences a significant and sustained decline, the Company would reassess the fair value of the implied goodwill compared to the carrying value.
CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES
LITIGATION REFORM ACT
Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Company’s businesses and their respective markets, such as projections of future performance, guidance, statements of the Company’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU INC. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.
Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on
Form 10-K for the fiscal year ended February 27, 2010 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
Economic Conditions
•	Continued weakness in the economy or further adverse changes in economic conditions that affect consumer spending or buying habits
•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business
•	Changes in interest rates
•	Food and drug inflation or deflation
•	The outcome of negotiations with partners, governments, suppliers, unions or customers
Execution of Initiatives
•	The Company’s ability to execute customer-focused initiatives designed to support its vision of becoming “America’s Neighborhood Grocer”
•	The effectiveness of cost reduction strategies
•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment
Competitive Practices
•	The Company’s ability to attract and retain customers
•	The Company’s ability to hire, train or retain employees
•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in the Company’s markets
•	Declines in the Company’s Supply chain services sales due to increased wholesaler competition or increased customer self-distribution
•	Changes in demographics or consumer preferences that affect consumer spending habits
•	The impact of consolidation in the Retail food and Supply chain services industries
•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors
Food Safety
•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concern, whether or not valid
Liquidity
•	The Company’s substantial indebtedness and its potential effect on the operation of the Company’s business
•	The availability of favorable credit and trade terms
Labor Relations
•	Potential work disruptions resulting from labor disputes
•	Ability to negotiate labor contracts with acceptable terms
Employee Benefit Costs
•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations
Regulatory Matters
•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations
•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses
Self-Insurance
•	Variability in actuarial projections regarding workers’ compensation and general and automobile liability
•	Potential increase in the number or severity of claims for which the Company is self-insured
Legal and Administrative Proceedings
•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes
•	Adverse publicity related to such unfavorable outcomes
Information Technology
•	Difficulties in developing, maintaining or upgrading information technology systems
•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems
Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain
Accounting Matters
•	Changes in accounting standards that impact the Company’s financial statements
Goodwill and Intangible Asset Impairment Charges
•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 19, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties could have a material impact on the Company’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
(in millions, except shares and per share	Total Number	Average	Treasury Stock	Treasury Stock
amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
February 28, 2010 to March 27, 2010	2,827	$16.02	—	$70
Second four weeks
March 28, 2010 to April 24, 2010	1,384	$17.16	—	$70
Third four weeks
April 25, 2010 to May 22, 2010	—	$—	—	70
Fourth four weeks
May 23, 2010 to June 19, 2010	249,486	$13.02	219,940	$67

Totals	253,697	$13.08	219,940	$67

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2011 contains four 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 30,930 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and continues through June 2011. All purchases presented in the table above were made under the previously existing share purchase program. As of June 19, 2010, there remained $67 available to purchase the Company’s common stock under the previously existing share purchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

3.1	Restated Bylaws of SUPERVALU INC., as amended June 24, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed June 29, 2010.
4.1	Amended and Restated Credit Agreement, dated April 5, 2010, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties hereto, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 9, 2010.
10.1	Amended No. 1 to Restricted Stock Unit Award Agreement between SUPERVALU INC. and Jeffrey Noddle, dated April 16, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.2	Form of 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers, as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.3	Form of 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers, as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.4	Form of 2007 Stock Plan Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Officers, as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.5	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers, as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.6	Form of SUPERVALU INC. 2007 Stock Plan Performance Stock Unit Award Agreement and Performance Stock Unit Award Terms and Conditions (restricted stock settled), as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.7	Form of SUPERVALU INC. 2007 Stock Plan Performance Stock Unit Award Agreement and Performance Stock Unit Award Terms and Conditions (cash settled), as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 19, 2010, filed with the SEC on July 28, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 28, 2010	/s/ SHERRY M. SMITH

Sherry M. Smith
Senior Vice President, Finance
(principal accounting officer)

EXHIBIT INDEX
Exhibit

3.1	Restated Bylaws of SUPERVALU INC., as amended June 24, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed June 29, 2010.
4.1	Amended and Restated Credit Agreement, dated April 5, 2010, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties hereto, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 9, 2010.
10.1	Amended No. 1 to Restricted Stock Unit Award Agreement between SUPERVALU INC. and Jeffrey Noddle, dated April 16, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.2	Form of 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers, as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.3	Form of 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers, as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.4	Form of 2007 Stock Plan Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Officers, as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.5	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers, as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.6	Form of SUPERVALU INC. 2007 Stock Plan Performance Stock Unit Award Agreement and Performance Stock Unit Award Terms and Conditions (restricted stock settled), as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
10.7	Form of SUPERVALU INC. 2007 Stock Plan Performance Stock Unit Award Agreement and Performance Stock Unit Award Terms and Conditions (cash settled), as amended April 14, 2010, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2010.*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 19, 2010, filed with the SEC on July 28, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.