Form 10-Q
period 2010-09-11
SUPERVALU INC
filed 2010-10-20
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended September 11, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ___.
Commission File Number: 1-5418
SUPERVALU INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-0617000

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 FLYING CLOUD DRIVE EDEN PRAIRIE, MINNESOTA	55344

(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☒
As of October 15, 2010, there were 212,167,483 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

Item		Page

PART I - FINANCIAL INFORMATION

1.	Financial Statements (Unaudited)

	Condensed Consolidated Segment Financial Information for the second quarter ended September 11, 2010 and September 12, 2009	2

	Condensed Consolidated Statements of Earnings for the second quarter ended September 11, 2010 and September 12, 2009	3

	Condensed Consolidated Statements of Earnings for the year-to-date ended September 11, 2010 and September 12, 2009	4

	Condensed Consolidated Balance Sheets as of September 11, 2010 and February 27, 2010	5

	Condensed Consolidated Statements of Cash Flows for the year-to-date ended September 11, 2010 and September 12, 2009	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3.	Quantitative and Qualitative Disclosures About Market Risk	22

4.	Controls and Procedures	22

PART II - OTHER INFORMATION

1.	Legal Proceedings	24

1A.	Risk Factors	25

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

3.	Defaults Upon Senior Securities	26

4.	(Removed and Reserved)	26

5.	Other Information	26

6.	Exhibits	27
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Second Quarter Ended		Year-to-Date Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Net sales
Retail food	$6,693	$7,411	$15,644	$17,311
% of total	77.3%	78.3%	77.4%	78.1%
Supply chain services	1,963	2,050	4,557	4,865
% of total	22.7%	21.7%	22.6%	21.9%

Total net sales	$8,656	$9,461	$20,201	$22,176
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food (1)	$(1,441)	$188	$(1,190)	$499
% of sales	(21.5)%	2.5%	(7.6)%	2.9%
Supply chain services	69	63	148	145
% of sales	3.5%	3.0%	3.3%	3.0%
Corporate	(25)	(6)	(54)	(37)

Total operating earnings (loss)	(1,397)	245	(1,096)	607
% of sales	(16.1)%	2.6%	(5.4)%	2.7%
Interest expense, net	129	131	303	308

Earnings (loss) before income taxes	(1,526)	114	(1,399)	299
Income tax provision (benefit)	(56)	40	4	112

Net earnings (loss)	$(1,470)	$74	$(1,403)	$187

(1)	Retail food operating loss for the second quarter and year-to-date ended September 11, 2010 reflects the preliminary estimate of goodwill and intangible asset impairment charges of $1,600. The impairment charges are subject to finalization of fair values which the Company will complete in the third quarter of fiscal 2011. Refer to Note 2 — Goodwill and Intangible Assets in the accompanying Notes to Condensed Consolidated Financial Statements for additional information.
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
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Second Quarter Ended
		% of		% of
	September 11,	Net	September 12,	Net
	2010	sales	2009	sales
Net sales	$8,656	100.0%	$9,461	100.0%
Cost of sales	6,724	77.7	7,372	77.9

Gross profit	1,932	22.3	2,089	22.1
Selling and administrative expenses	1,729	20.0	1,844	19.5
Goodwill and intangible asset impairment charges	1,600	18.5	—	—

Operating earnings (loss)	(1,397)	(16.1)	245	2.6
Interest expense, net	129	1.5	131	1.4

Earnings (loss) before income taxes	(1,526)	(17.6)	114	1.2
Income tax provision (benefit)	(56)	(0.7)	40	0.4

Net earnings (loss)	$(1,470)	(17.0)%	$74	0.8%

Net earnings (loss) per share—basic	$(6.94)		$0.35
Net earnings (loss) per share—diluted	$(6.94)		$0.35
Dividends declared per share	$0.1750		$0.1750
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		213
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Year-to-Date Ended
		% of		% of
	September 11,	Net	September 12,	Net
	2010	sales	2009	sales
Net sales	$20,201	100.0%	$22,176	100.0%
Cost of sales	15,672	77.6	17,240	77.7

Gross profit	4,529	22.4	4,936	22.3
Selling and administrative expenses	4,025	19.9	4,329	19.5
Goodwill and intangible asset impairment charges	1,600	7.9	—	—

Operating earnings (loss)	(1,096)	(5.4)	607	2.7
Interest expense, net	303	1.5	308	1.4

Earnings (loss) before income taxes	(1,399)	(6.9)	299	1.3
Income tax provision	4	0.0	112	0.5

Net earnings (loss)	$(1,403)	(6.9)%	$187	0.8%

Net earnings (loss) per share—basic	$(6.63)		$0.88
Net earnings (loss) per share—diluted	$(6.63)		$0.88
Dividends declared per share	$0.2625		$0.3475
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		213
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	September 11,	February 27,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$203	$211
Receivables, net	835	814
Inventories	2,320	2,342
Other current assets	202	344

Total current assets	3,560	3,711

Property, plant and equipment, net	6,828	7,026
Goodwill	2,250	3,698
Intangible assets, net	1,314	1,493
Other assets	585	508

Total assets	$14,537	$16,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,866	$2,775
Current maturities of long-term debt and capital lease obligations	480	613
Other current liabilities	824	779

Total current liabilities	4,170	4,167

Long-term debt and capital lease obligations	6,644	7,022
Other liabilities	2,272	2,360
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,851	2,857
Accumulated other comprehensive loss	(458)	(478)
Retained earnings (deficit)	(652)	806
Treasury stock, at cost, 18 and 18 shares, respectively	(520)	(528)

Total stockholders’ equity	1,451	2,887

Total liabilities and stockholders’ equity	$14,537	$16,436

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-to-Date Ended
	September 11,	September 12,
	2010	2009
Cash flows from operating activities
Net earnings (loss)	$(1,403)	$187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	1,600	—
Depreciation and amortization	502	515
LIFO charge	12	21
Asset impairment and other charges	23	20
Gain on sale of assets	(6)	(21)
Deferred income taxes	(35)	120
Stock-based compensation	9	20
Other	18	14
Changes in operating assets and liabilities	34	(36)

Net cash provided by operating activities	754	840

Cash flows from investing activities
Proceeds from sale of assets	86	22
Purchases of property, plant and equipment	(312)	(396)
Other	15	5

Net cash used in investing activities	(211)	(369)

Cash flows from financing activities
Proceeds from issuance of long-term debt	66	943
Payment of long-term debt and capital lease obligations	(573)	(1,306)
Dividends paid	(37)	(73)
Other	(7)	(6)

Net cash used in financing activities	(551)	(442)

Net (decrease) increase in cash and cash equivalents	(8)	29
Cash and cash equivalents at beginning of year	211	240

Cash and cash equivalents at the end of period	$203	$269

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the second quarter and year-to-date ended September 11, 2010 and September 12, 2009 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. The results of operations for the second quarter and year-to-date ended September 11, 2010 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 27, 2010 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying September 11, 2010 and February 27, 2010 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of September 9, 2010 and February 25, 2010, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 11, 2010 and February 27, 2010, the Company had net book overdrafts of $327 and $330, respectively.

Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is calculated using net earnings (loss) available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities. In addition, for the calculation of diluted net earnings (loss) per share, net earnings (loss) is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures. As a result of the net loss for the second quarter and year-to-date ended September 11, 2010, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of diluted net loss per share.
The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Second Quarter Ended		Year-to-Date Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Net earnings (loss) per share—basic
Net earnings (loss) available to common stockholders	$(1,470)	$74	$(1,403)	$187
Weighted average shares outstanding—basic	212	212	212	212
Net earnings (loss) per share—basic	$(6.94)	$0.35	$(6.63)	$0.88

Net earnings (loss) per share—diluted
Net earnings (loss) available to common stockholders	$(1,470)	$74	$(1,403)	$187
Weighted average shares outstanding—basic	212	212	212	212
Dilutive impact of options and restricted stock outstanding	—	1	—	1

Weighted average shares outstanding—diluted	212	213	212	213
Net earnings (loss) per share—diluted	$(6.94)	$0.35	$(6.63)	$0.88
Options and restricted stock of 24 and 23 shares were outstanding during the second quarter and year-to-date ended September 11, 2010, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would be antidilutive when applied to a net loss. Options and restricted stock of 23 and 22 shares were outstanding during the second quarter and year-to-date ended September 12, 2009, respectively, but were excluded from the calculation of diluted earnings per share because they were antidilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) consisted of the following:

	Second Quarter Ended		Year-to-Date Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Net earnings (loss)	$(1,470)	$74	$(1,403)	$187
Pension and other postretirement activity, net of tax	9	2	20	7

Comprehensive income (loss)	$(1,461)	$76	$(1,383)	$194

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 27,			Other net	September 11,
	2010	Additions	Impairments	adjustments	2010
Goodwill:
Retail food goodwill	$6,114	$—	$—	$2	$6,116
Accumulated impairment losses	(3,223)	—	(1,450)	—	(4,673)

Total Retail food goodwill, net	2,891	—	(1,450)	2	1,443
Supply chain services goodwill	807	—	—	—	807

Total goodwill	$3,698	$—	$(1,450)	$2	$2,250

	February 27,	Additions/		Other net	September 11,
	2010	Amortization	Impairments	adjustments	2010
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$1,049	$—	$(150)	$—	$899
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $265 and $238 as of September 11, 2010 and February 27, 2010, respectively)	674	2	—	(4)	672

Non-compete agreements (accumulated amortization of $4 and $5 as of September 11, 2010 and February 27, 2010, respectively)	13	—	—	(1)	12

Total intangible assets	1,736	2	(150)	(5)	1,583
Accumulated amortization	(243)	(31)	—	5	(269)

Total intangible assets, net	$1,493				$1,314

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company performed an interim impairment test of goodwill and intangible assets with indefinite useful lives at the end of the second quarter of fiscal 2011. Although this analysis has not been completed due to its complexity, based on the work performed to date the Company has recorded a preliminary estimate of impairment charges of $1,600, comprised of $1,450 of goodwill and $150 of intangible assets with indefinite useful lives. The impairment charges are subject to finalization of fair values which the Company will complete in the third quarter of fiscal 2011. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the analysis is finalized.
Amortization expense of intangible assets with definite useful lives was $31 and $32 for the year-to-date ended September 11, 2010 and September 12, 2009, respectively. Future amortization expense will be approximately $41 per fiscal year for each of the next five fiscal years.
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
Changes in the Company’s reserves for closed properties consisted of the following:

September 11,
2010
Reserves for closed properties at beginning of fiscal year	$128
Additions	22
Payments	(21)
Adjustments	(3)

Reserves for closed properties at end of period	$126

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
Goodwill and intangible asset impairment charges recorded during the second quarter ended September 11, 2010 and discussed in Note 2 — Goodwill and Intangible Assets were measured at fair value using Level 3 Inputs.
During the second quarter and year-to-date ended September 11, 2010, the Company recorded $3 and $13, respectively, of property, plant and equipment-related impairment charges, which were measured at fair value using Level 3 inputs. Property, plant and equipment-related impairment charges are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.
Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable was greater than the book value by approximately $1 as of September 11, 2010 and was less than the book value by approximately $1 as of February 27, 2010. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded instruments of similar credit quality.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $183 and $54 as of September 11, 2010 and February 27, 2010, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 – LONG-TERM DEBT
The Company’s long-term debt and capital lease obligations consisted of the following:

	September 11,	February 27,
	2010	2010
1.14% to 4.50% Revolving Credit Facility and Variable Rate Notes due June 2011 — October 2015	$1,394	$1,415
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 – June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due February 2011	392	679
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility	25	—
8.35% Notes due May 2010	—	155
Other	104	104
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(254)	(258)
Capital lease obligations	1,190	1,267

Total debt and capital lease obligations	7,124	7,635
Less current maturities of long-term debt and capital lease obligations	(480)	(613)

Long-term debt and capital lease obligations	$6,644	$7,022

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
As of September 11, 2010, there was $57 of outstanding borrowings under the Revolving Credit Facility at rates ranging from LIBOR plus 1.00 percent to Prime plus 1.25 percent, Term Loan A had a remaining principal balance of $337 at LIBOR plus 0.875 percent, all of which was classified as current, the non-extended portion of Term Loan B had a remaining principal balance of $501 at LIBOR plus 1.25 percent, of which $5 was classified as current, and the extended portion of Term Loan B had a remaining principal balance of $499 at LIBOR plus 2.75 percent, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $315 and the unused available credit under the Revolving Credit Facility was $1,728. These letters of credit primarily support workers’ compensation and payment obligations.
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
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee in effect on September 11, 2010, based on the Company’s current credit ratings, was 0.80 percent. As of September 11, 2010, there were $288 of accounts receivable pledged as collateral, classified in Receivables in the Condensed

Consolidated Balance Sheet.
As of September 11, 2010, the Company had $403 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 6 – INCOME TAXES
During the year-to-date ended September 11, 2010 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.
NOTE 7 – STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $4 and $9 for the second quarter and year-to-date ended September 11, 2010, respectively, compared to $6 and $20 for the second quarter and year-to-date ended September 12, 2009, respectively.
During the year-to-date ended September 11, 2010 and September 12, 2009, the Company granted 3 shares under stock options. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	September 11,	September 12,
	2010	2009
Dividend yield	2.0%	2.0%
Volatility rate	42.8 – 45.1%	38.4 – 42.2%
Risk-free interest rate	1.1 – 1.6%	1.9 – 2.8%
Expected option life	4.0 – 5.4 years	4.0 – 5.4 years
The weighted average grant date fair value of the stock options granted during the year-to-date ended September 11, 2010 and September 12, 2009 was $4.01 and $4.93, respectively.
NOTE 8 – TREASURY STOCK PURCHASE PROGRAM
On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and continues through June 2011. The Company did not purchase any shares during the second quarter or year-to-date ended September 11, 2010 under the new annual share purchase program. During the year-to-date ended September 11, 2010, the Company purchased 0.2 shares under the previously existing share purchase program at an average cost of $12.97 per share. The Company did not purchase any shares under any share purchase programs during the second quarter or year-to-date ended September 12, 2009.

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
Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Service cost	$2	$1	$—	$—
Interest cost	32	32	2	2
Expected return on assets	(28)	(29)	—	—
Amortization of prior service benefit	—	—	(1)	(1)
Amortization of net actuarial loss	14	2	—	—

Net periodic benefit expense	$20	$6	$1	$1

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Service cost	$4	$3	$1	$1
Interest cost	74	74	4	4
Expected return on assets	(66)	(68)	—	—
Amortization of prior service benefit	—	—	(3)	(3)
Amortization of net actuarial loss	35	5	1	1

Net periodic benefit expense	$47	$14	$3	$3

During the year-to-date ended September 11, 2010, the Company made contributions of $87 to its pension plans and $3 to its other postretirement benefit plans.
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended September 11, 2010 and September 12, 2009, the Company contributed $73 and $78 to these plans, respectively.
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

NOTE 10 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of September 11, 2010. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 11, 2010, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $126 and represented $94 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 11, 2010, the Company had $1,281 of non-cancelable future purchase obligations primarily related to supply contracts.
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
On September 13, 2010, the Company entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the District of Maryland whereby the government agreed not to prosecute the Company with regard to a consulting relationship with Maryland State Senator Ulysses Currie, subject to certain terms and conditions. In exchange for the deferral of prosecution, the Company agreed, among other things, to continue its cooperation with the government and pay a $3 fine.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
RESULTS OF OPERATIONS
In the second quarter of fiscal 2011, Net sales were $8,656 and Net loss was $1,470, or $6.94 per basic and diluted share. Results for the second quarter of fiscal 2011 include charges of $1,620 before tax ($1,529 after tax, or $7.22 per diluted share) comprised of the preliminary estimate of non-cash goodwill and intangible asset impairment charges of $1,600 before tax ($1,516 after tax, or $7.16 per diluted share), and certain other costs of $20 before tax ($13 after tax, or $0.06 per diluted share) primarily related to the impact of a labor dispute and employee-related costs. In the second quarter of fiscal 2010, Net sales were $9,461 and Net earnings were $74, or $0.35 per basic and diluted share.
Weakness in the economy continued to negatively impact consumer confidence during the second quarter of fiscal 2011 and, as a result, consumers continue to spend less. In addition, low levels of inflation and continued value-focused competitive activity in fiscal 2011 pressured sales growth. If these consumer spending, inflationary and competitive trends continue, they could further impact the Company’s sales and financial results for the remainder of fiscal 2011.
SECOND QUARTER RESULTS
Net Sales
Net sales for the second quarter of fiscal 2011 were $8,656 compared with $9,461 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 77.3 percent of Net sales and Supply chain services sales were 22.7 percent of Net sales for the second quarter of fiscal 2011, compared with 78.3 percent and 21.7 percent, respectively, last year.
Retail food net sales for the second quarter of fiscal 2011 were $6,693 compared with $7,411 last year, a decrease of 9.7 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 6.4 percent and the impact of market exits. The identical store retail sales performance was primarily the result of the challenging economic environment, heightened competitive activity and the impact of a labor dispute settled early in the quarter. Excluding the stores impacted by the labor dispute, the change in retail sales of the remaining identical stores was negative 5.9 percent.
Total retail square footage at the end of the second quarter of fiscal 2011 was 65 million, a decrease of 3.1 percent from the second quarter of fiscal 2010. Total retail square footage, excluding previously announced retail market exits and other store closures, increased 0.9 percent over the second quarter of fiscal 2010.
Supply chain services net sales for the second quarter of fiscal 2011 were $1,963 compared with $2,050 last year. The decrease of 4.2 percent primarily reflects a national retail customer’s previously announced plans to transition certain volume to self-distribution and the loss of a customer due to acquisition by a competitor.
Gross Profit
Gross profit, as a percent of Net sales, was 22.3 percent in the second quarter of fiscal 2011 compared to 22.1 percent last year. The increase is primarily attributable to more effective promotional spending partially offset by investments in price.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 20.0 percent in the second quarter of fiscal 2011, compared with 19.5 percent last year. The increase primarily reflects reduced sales leverage and variance in surplus property expense that more than offset the savings achieved from ongoing cost reduction initiatives.
Goodwill and Intangible Asset Impairment Charges
The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company performed an interim impairment test of goodwill and intangible assets with indefinite useful lives at the end of the second quarter of fiscal 2011. Although this analysis has not been completed due to its complexity, based on the work performed to date the Company has recorded a preliminary estimate of impairment charges of $1,600, comprised of $1,450 of goodwill and $150 of intangible assets with indefinite useful lives. The impairment charges are subject to finalization of fair values which the Company will complete in the third quarter of fiscal 2011. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the analysis is finalized.
Operating Earnings (Loss)
Operating loss for the second quarter of fiscal 2011 was $1,397 compared with operating earnings of $245 last year. Retail food operating loss for the second quarter of fiscal 2011 was $1,441, or negative 21.5 percent of Retail food net sales, compared with operating earnings of $188, or 2.5 percent of Retail food net sales last year. The decrease reflects $1,600, or 23.9 percent of Retail food sales, of goodwill and intangible asset impairment charges and $17, or 0.2 percent of Retail food sales, of certain other costs primarily related to the impact of a labor dispute and employee-related costs. The remaining decrease of $12, or positive 10 basis points, is primarily attributable to lower sales, market exits and reduced sales leverage, partially offset by improved gross margins and cost savings. Supply chain services operating earnings for the second quarter of fiscal 2011 were $69, or 3.5 percent of Supply chain services net sales, compared with $63, or 3.0 percent of Supply chain services net sales last year. The increase in Supply chain services operating earnings as a percent of Supply chain services net sales is primarily attributable to improved productivity.
Net Interest Expense
Net interest expense was $129 in the second quarter of fiscal 2011 compared with $131 last year.
Income Tax Provision (Benefit)
The income tax benefit for the second quarter of fiscal 2011 was $56, or 3.7 percent of loss before income taxes, compared with income tax expense of $40, or 35.1 percent of earnings before income taxes, last year. The tax rate for the second quarter of fiscal 2011 reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.
Net Earnings (Loss)
Net loss was $1,470, or $6.94 per basic and diluted share, in the second quarter of fiscal 2011 compared with net earnings of $74, or $0.35 per basic and diluted share, last year. Net loss for the second quarter of fiscal 2011 includes the preliminary estimate of goodwill and intangible asset impairment charges and certain other costs primarily related to the impact of a labor dispute and employee-related costs of $1,620 before tax ($1,529 after tax, or $7.22 per diluted share).
YEAR-TO-DATE RESULTS
Net Sales
Net sales for fiscal 2011 year-to-date were $20,201 compared with $22,176 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 77.4 percent of Net sales and Supply chain services sales were 22.6 percent of Net sales for fiscal 2011 year-to-date, compared with 78.1 percent and 21.9 percent, respectively, last year.
Retail food net sales for fiscal 2011 year-to-date were $15,644 compared with $17,311 last year, a decrease of 9.6 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 6.9 percent and the impact of market exits. The year-to-date identical store retail sales performance was primarily the result of the challenging economic environment, heightened competitive activity and the impact of a labor dispute settled early in the second quarter. Excluding the stores impacted by the labor dispute, the change in retail sales of the remaining identical stores was negative 6.2 percent.
Supply chain services net sales for fiscal 2011 year-to-date were $4,557 compared with $4,865 last year, a decrease of 6.3 percent, primarily reflecting the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and the loss of a customer due to acquisition by a competitor.
Gross Profit
Gross profit, as a percent of Net sales, was 22.4 percent for fiscal 2011 year-to-date compared to 22.3 percent last year.

Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.9 percent for fiscal 2011 year-to-date compared to 19.5 percent last year. The increase primarily reflects reduced sales leverage and variance in surplus property expense that more than offset the savings achieved from ongoing cost reduction initiatives.
Goodwill and Intangible Asset Impairment Charges
The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company performed an interim impairment test of goodwill and intangible assets with indefinite useful lives at the end of the second quarter of fiscal 2011. Although this analysis has not been completed due to its complexity, based on the work performed to date the Company has recorded a preliminary estimate of impairment charges of $1,600, comprised of $1,450 of goodwill and $150 of intangible assets with indefinite useful lives. The impairment charges are subject to finalization of fair values which the Company will complete in the third quarter of fiscal 2011. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the analysis is finalized.
Operating Earnings (Loss)
Operating loss for fiscal 2011 year-to-date was $1,096 compared with operating earnings of $607 last year. Retail food operating loss for fiscal 2011 year-to-date was $1,190, or negative 7.6 percent of Retail food net sales compared with operating earnings of $499 or 2.9 percent of Retail food net sales last year. The decrease reflects $1,600, or 10.2 percent of Retail food sales, of goodwill and intangible asset impairment charges and $38, or 0.2 percent of Retail food sales, of certain other costs primarily related to the impact of a labor dispute. The remaining decrease of $51, or negative 10 basis points, is primarily attributable to lower sales, market exits and reduced sales leverage, partially offset by improved gross margins and cost savings. Supply chain services operating earnings for fiscal 2011 year-to-date were $148, or 3.3 percent of Supply chain services net sales, compared with $145, or 3.0 percent of Supply chain services net sales last year. The increase in Supply chain services operating earnings as a percent of Supply chain services net sales is primarily attributable to improved productivity.
Net Interest Expense
Net interest expense was $303 for fiscal 2011 year-to-date compared with $308 last year.
Income Tax Provision (Benefit)
Income tax expense was $4, or 0.3 percent of loss before income taxes, for fiscal 2011 year-to-date compared with income tax expense of $112, or 37.3 percent of earnings before income taxes, last year. The tax rate for fiscal 2011 year-to-date reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.
Net Earnings (Loss)
Net loss was $1,403, or $6.63 per basic and diluted share, for fiscal 2011 year-to-date compared with Net earnings of $187, or $0.88 per basic and diluted share, last year. Net loss for fiscal 2011 year-to-date includes the preliminary estimate of goodwill and intangible asset impairment charges and certain other costs primarily related to the impact of a labor dispute of $1,642 before tax ($1,554 after tax, or $7.34 per diluted share).
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $754 for fiscal 2011 year-to-date compared with $840 last year. The decrease primarily reflects reduced Net earnings partially offset by changes in working capital.
Net cash used in investing activities was $211 for fiscal 2011 year-to-date compared with $369 last year. The decrease primarily reflects lower capital spending and higher proceeds from the sale of assets for fiscal 2011 year-to-date compared to last year.
Net cash used in financing activities was $551 for fiscal 2011 year-to-date compared with $442 last year. The increase in cash used in financing activities is primarily attributable to higher levels of debt reduction.
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
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee in effect on September 11, 2010, based on the Company’s current credit ratings, was 0.80 percent. As of September 11, 2010, there were $288 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.
As of September 11, 2010, the Company had $403 of debt with current maturities that are classified in Long-term debt in the Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
Capital spending during the second quarter of fiscal 2011 was $139. Capital spending year-to-date for fiscal 2011 was $312. Capital spending primarily included store remodeling activity and technology expenditures. The Company’s capital spending for fiscal 2011 is projected to be approximately $700, including capital leases.
Fiscal 2011 total debt reduction is estimated to be approximately $650.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of September 11, 2010. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 11, 2010, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $126 and represented $94 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 11, 2010, the Company had $1,281 of non-cancelable future purchase obligations primarily related to supply contracts.
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
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. During the second quarter ended September 11, 2010 and September 12, 2009, the Company contributed $73 and $78 to these plans, respectively.
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
CRITICAL ACCOUNTING POLICIES
The description of critical accounting policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, and is updated for the following:
Goodwill
The Company reviews goodwill for impairment during the fourth quarter of each year and also if an event occurs or circumstances change that more-likely-than-not would reduce the fair value of a reporting unit below its carrying amount. For the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company performed an interim impairment test of goodwill at the end of the second quarter of fiscal 2011. Although this analysis has not been completed due to its complexity, the analysis indicated that the fair value of one reporting unit with $2,756 of goodwill was less than the carrying value, and based on the work performed to date, the Company has recorded a preliminary estimate of a goodwill impairment charge of $1,450. The analysis indicated that the fair value of another reporting unit with $807 of goodwill exceeded the carrying value by greater than 10 percent and the remaining $137 of goodwill is at a reporting unit with fair value that substantially exceeds the carrying value. The impairment charge is subject to finalization of fair values which the Company will complete in the third quarter of fiscal 2011. The Company believes that the preliminary estimate of the impairment charge is reasonable and represents the Company’s best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the analysis is finalized. If the Company’s stock price continues to experience further significant and sustained declines, the Company would reassess the fair value of the implied goodwill compared to the carrying value.
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
Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010 under the heading “Risk Factors,” Part II, Item 1A of this Quarterly Report on Form 10-Q and the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
Economic Conditions
•	Continued weakness in the economy or further adverse changes in economic conditions that affect consumer spending or buying habits
•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business
•	Changes in interest rates
•	Food and drug inflation or deflation
•	The outcome of negotiations with partners, governments, suppliers, unions or customers
Execution of Initiatives
•	The Company’s ability to execute customer-focused initiatives designed to support the Company’s vision of becoming “America’s Neighborhood Grocer”
•	The effectiveness of cost reduction strategies
•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment
Competitive Practices
•	The Company’s ability to attract and retain customers
•	The Company’s ability to hire, train or retain employees
•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in the Company’s markets
•	Declines in the Company’s Supply chain services sales due to increased wholesaler competition or increased customer self-distribution
•	Changes in demographics or consumer preferences that affect consumer spending habits
•	The impact of consolidation in the Retail food and Supply chain services industries
•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors
Food Safety
•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid
Liquidity
•	The Company’s substantial indebtedness and its potential effect on the operation of the Company’s business
•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations
•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets
•	The availability of favorable credit and trade terms
Labor Relations
•	Potential work disruptions resulting from labor disputes
•	Ability to negotiate labor contracts with acceptable terms
Employee Benefit Costs
•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations
Regulatory Matters
•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations
•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses
Self-Insurance
•	Variability in actuarial projections regarding workers’ compensation and general and automobile liability
•	Potential increase in the number or severity of claims for which the Company is self-insured
Legal and Administrative Proceedings
•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes
•	Adverse publicity related to such unfavorable outcomes
Information Technology
•	Difficulties in developing, maintaining or upgrading information technology systems
•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems
Severe Weather, Natural Disasters and Adverse Climate Changes
•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, and the Company’s customers or suppliers
•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain
Accounting Matters
•	Changes in accounting standards that impact the Company’s financial statements
Goodwill and Intangible Asset Impairment Charges
•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization
•	Changes in the preliminary estimate of impairment charges, which the Company expects to finalize in the third quarter of fiscal 2011
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 11, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
On September 13, 2010, the Company entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the District of Maryland whereby the government agreed not to prosecute the Company with regard to a consulting relationship with Maryland State Senator Ulysses Currie, subject to certain terms and conditions. In exchange for the deferral of prosecution, the Company agreed, among other things, to continue its cooperation with the government and pay a $3 fine.
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

ITEM 1A. RISK FACTORS
The Company is subject to various risks and uncertainties that could have a material impact on the Company’s business, financial condition or results of operations. The discussion of risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, and is updated for the following:
Substantial indebtedness
The Company has, and expects to continue to have, a substantial amount of debt. The Company’s substantial indebtedness may increase the Company’s borrowing costs and decrease the Company’s business flexibility, making it more vulnerable to adverse economic conditions. For example, high levels of debt could:
•	require the Company to use a substantial portion of its cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, and other purposes;
•	limit the Company’s ability to obtain, or increase the cost at which the Company is able to obtain financing in order to refinance existing indebtedness and fund working capital, capital expenditures, acquisitions and other purposes; and
•	limit the Company’s ability to adjust to changing business and market conditions placing the Company at a competitive disadvantage relative to its competitors that have less debt.
There are various financial covenants and other restrictions in the Company’s debt instruments. If the Company fails to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity and the Company may not be able to repay the indebtedness that becomes due. A default under the Company’s debt instruments may also significantly affect the Company’s ability to obtain additional or alternative financing.
The Company’s ability to comply with the covenants or to refinance the Company’s obligations with respect to the Company’s indebtedness will depend on the Company’s operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond the Company’s control. These conditions and factors may also negatively impact the Company’s debt ratings, which may increase the cost of borrowing, adversely affect the Company’s ability to access one or more financial markets or result in a default under the Company’s debt instruments.
Any of these outcomes may adversely affect the Company’s financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
(in millions, except shares and per share	Total Number	Average	Treasury Stock	Treasury Stock
amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
June 20, 2010 to July 17, 2010	40,463	$12.12	—	$70
Second four weeks
July 18, 2010 to August 14, 2010	3,545	$11.51	—	$70
Third four weeks
August 15, 2010 to September 11, 2010	—	$—	—	70

Totals	44,008	$12.07		$70

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2011 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 44,008 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and continues through June 2011. As of September 11, 2010, there remained $70 available to purchase the Company’s common stock under the existing share purchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Severance Agreement and General Release, dated July 26, 2010, between SUPERVALU INC. and Pamela K. Knous.*#
10.2	Amended and Restated Credit Agreement, dated April 5, 2010, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties hereto. (Agreement previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2010; supersedes agreements listed as Exhibits 4.9 and 4.10 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.)
10.3	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999. (Agreement previously filed as Exhibit 10.14 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.)*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 11, 2010, filed with the SEC on October 20, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)
Dated: October 20, 2010	/s/ SHERRY M. SMITH
Sherry M. Smith
Senior Vice President, Finance and Interim Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX
Exhibit

10.1	Severance Agreement and General Release, dated July 26, 2010, between SUPERVALU INC. and Pamela K. Knous.*#
10.2	Amended and Restated Credit Agreement, dated April 5, 2010, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties hereto. (Agreement previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2010; supersedes agreements listed as Exhibits 4.9 and 4.10 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.)
10.3	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999. (Agreement previously filed as Exhibit 10.14 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.)*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 11, 2010, filed with the SEC on October 20, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.