Form 10-Q
period 2010-12-04
SUPERVALU INC
filed 2011-01-13
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended December 4, 2010.
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
Yes ☐     No   ☒
As of January 7, 2011, there were 212,178,176 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Third Quarter Ended		Year-to-Date Ended
	December 4,	December 5,	December 4,	December 5,
	2010	2009	2010	2009
Net sales
Retail food	$6,573	$7,120	$22,217	$24,431
% of total	75.8%	77.3%	76.9%	77.8%
Supply chain services	2,100	2,096	6,657	6,961
% of total	24.2%	22.7%	23.1%	22.2%

Total net sales	$8,673	$9,216	$28,874	$31,392
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food (1)	$(153)	$269	$(1,343)	$768
% of sales	(2.3)%	3.8%	(6.0)%	3.1%
Supply chain services	69	64	217	209
% of sales	3.3%	3.1%	3.3%	3.0%
Corporate	(15)	(25)	(69)	(62)

Total operating earnings (loss)	(99)	308	(1,195)	915
% of sales	(1.1)%	3.3%	(4.1)%	2.9%
Interest expense, net	124	131	427	439

Earnings (loss) before income taxes	(223)	177	(1,622)	476
Income tax provision (benefit)	(21)	68	(17)	180

Net earnings (loss)	$(202)	$109	$(1,605)	$296

(1)	Retail food operating loss for the third quarter and year-to-date ended December 4, 2010 reflects goodwill and intangible asset impairment charges of $240 and $1,840, respectively. Refer to Note 2 — Goodwill and Intangible Assets in the accompanying Notes to Condensed Consolidated Financial Statements for additional information.
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
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Third Quarter Ended
		% of		% of
	December 4,	Net	December 5,	Net
	2010	sales	2009	sales
Net sales	$8,673	100.0%	$9,216	100.0%
Cost of sales	6,808	78.5	7,156	77.6

Gross profit	1,865	21.5	2,060	22.4
Selling and administrative expenses	1,724	19.9	1,752	19.0
Goodwill and intangible asset impairment charges	240	2.8	—	—

Operating earnings (loss)	(99)	(1.1)	308	3.3
Interest expense, net	124	1.4	131	1.4

Earnings (loss) before income taxes	(223)	(2.6)	177	1.9
Income tax provision (benefit)	(21)	(0.2)	68	0.7

Net earnings (loss)	$(202)	(2.3)%	$109	1.2%

Net earnings (loss) per share—basic	$(0.95)		$0.51
Net earnings (loss) per share—diluted	$(0.95)		$0.51
Dividends declared per share	$—		$0.1750
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		213
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Year-to-Date Ended
		% of		% of
	December 4,	Net	December 5,	Net
	2010	sales	2009	sales
Net sales	$28,874	100.0%	$31,392	100.0%
Cost of sales	22,480	77.9	24,396	77.7

Gross profit	6,394	22.1	6,996	22.3
Selling and administrative expenses	5,749	19.9	6,081	19.4
Goodwill and intangible asset impairment charges	1,840	6.4	—	—

Operating earnings (loss)	(1,195)	(4.1)	915	2.9
Interest expense, net	427	1.5	439	1.4

Earnings (loss) before income taxes	(1,622)	(5.6)	476	1.5
Income tax provision (benefit)	(17)	(0.1)	180	0.6

Net earnings (loss)	$(1,605)	(5.6)%	$296	0.9%

Net earnings (loss) per share—basic	$(7.58)		$1.39
Net earnings (loss) per share—diluted	$(7.58)		$1.39
Dividends declared per share	$0.2625		$0.5225
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		213
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	December 4,	February 27,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$186	$211
Receivables, net	821	814
Inventories	2,613	2,342
Other current assets	367	344

Total current assets	3,987	3,711

Property, plant and equipment, net	6,679	7,026
Goodwill	1,998	3,698
Intangible assets, net	1,215	1,493
Other assets	574	508

Total assets	$14,453	$16,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,836	$2,775
Current maturities of long-term debt and capital lease obligations	430	613
Other current liabilities	757	779

Total current liabilities	4,023	4,167

Long-term debt and capital lease obligations	6,901	7,022
Other liabilities	2,268	2,360
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,855	2,857
Accumulated other comprehensive loss	(449)	(478)
Retained earnings (deficit)	(855)	806
Treasury stock, at cost, 18 and 18 shares, respectively	(520)	(528)

Total stockholders’ equity	1,261	2,887

Total liabilities and stockholders’ equity	$14,453	$16,436

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-to-Date Ended
	December 4,	December 5,
	2010	2009
Cash flows from operating activities
Net earnings (loss)	$(1,605)	$296
Adjustments to reconcile net earnings to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	1,840	—
Depreciation and amortization	714	735
LIFO charge	18	29
Asset impairment and other charges	40	25
Loss (gain) on sale of assets	5	(41)
Deferred income taxes	(42)	123
Stock-based compensation	12	25
Other	28	19
Changes in operating assets and liabilities	(359)	(413)

Net cash provided by operating activities	651	798

Cash flows from investing activities
Proceeds from sale of assets	137	193
Purchases of property, plant and equipment	(454)	(552)
Other	7	2

Net cash used in investing activities	(310)	(357)

Cash flows from financing activities
Proceeds from issuance of long-term debt	325	963
Payment of long-term debt and capital lease obligations	(627)	(1,293)
Dividends paid	(56)	(110)
Other	(8)	(9)

Net cash used in financing activities	(366)	(449)

Net decrease in cash and cash equivalents	(25)	(8)
Cash and cash equivalents at beginning of year	211	240

Cash and cash equivalents at the end of period	$186	$232

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the third quarter and year-to-date ended December 4, 2010 and December 5, 2009 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. The results of operations for the third quarter and year-to-date ended December 4, 2010 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 27, 2010 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying December 4, 2010 and February 27, 2010 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of December 2, 2010 and February 25, 2010, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of December 4, 2010 and February 27, 2010, the Company had net book overdrafts of $350 and $330, respectively.

Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is calculated using net earnings (loss) available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities. In addition, for the calculation of diluted net earnings (loss) per share, net earnings (loss) is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures. As a result of the net loss for the third quarter and year-to-date ended December 4, 2010, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of diluted net loss per share.
The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Third Quarter Ended		Year-to-Date Ended
	December 4,	December 5,	December 4,	December 5,
	2010	2009	2010	2009
Net earnings (loss) per share—basic
Net earnings (loss) available to common stockholders	$(202)	$109	$(1,605)	$296
Weighted average shares outstanding—basic	212	212	212	212
Net earnings (loss) per share—basic	$(0.95)	$0.51	$(7.58)	$1.39

Net earnings (loss) per share—diluted
Net earnings (loss) available to common stockholders	$(202)	$109	$(1,605)	$296
Weighted average shares outstanding—basic	212	212	212	212
Dilutive impact of options and restricted stock outstanding	—	1	—	1

Weighted average shares outstanding—diluted	212	213	212	213
Net earnings (loss) per share—diluted	$(0.95)	$0.51	$(7.58)	$1.39
Options and restricted stock of 24 shares were outstanding during the third quarter and year-to-date ended December 4, 2010, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would be antidilutive when applied to a net loss. Options of 22 shares were outstanding during the third quarter and year-to-date ended December 5, 2009, respectively, but were excluded from the calculation of diluted earnings per share because they were antidilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) consisted of the following:

	Third Quarter Ended		Year-to-Date Ended
	December 4,	December 5,	December 4,	December 5,
	2010	2009	2010	2009
Net earnings (loss)	$(202)	$109	$(1,605)	$296
Pension and other postretirement activity, net of tax	9	—	29	7

Comprehensive income (loss)	$(193)	$109	$(1,576)	$303

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 27,			Other net	December 4,
	2010	Additions	Impairments	adjustments	2010
Goodwill:
Retail food goodwill	$6,114	$—	$—	$2	$6,116
Accumulated impairment losses	(3,223)	—	(1,619)	—	(4,842)

Total Retail food goodwill, net	2,891	—	(1,619)	2	1,274
Supply chain services goodwill	807	—	—	(83)	724

Total goodwill	$3,698	$—	$(1,619)	$(81)	$1,998

	February 27,	Additions/		Other net	December 4,
	2010	Amortization	Impairments	adjustments	2010
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$1,049	$—	$(221)	$(19)	$809
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $272 and $238 as of December 4, 2010 and February 27, 2010, respectively)	674	10	—	(14)	670

Non-compete agreements (accumulated amortization of $4 and $5 as of December 4, 2010 and February 27, 2010, respectively)	13	1	—	(2)	12

Total intangible assets	1,736	11	(221)	(35)	1,491
Accumulated amortization	(243)	(44)		11	(276)

Total intangible assets, net	$1,493				$1,215

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company performed an interim impairment test of goodwill and intangible assets with indefinite useful lives as of the end of the second quarter of fiscal 2011. Although this analysis had not been completed due to its complexity, the Company recorded a preliminary estimate of impairment charges in the second quarter of fiscal 2011 of $1,600, comprised of $1,450 to goodwill and $150 to intangible assets with indefinite useful lives. In the third quarter of fiscal 2011, the Company finalized the impairment analysis and recorded additional impairment charges of $240, comprised of $169 to goodwill and $71 to intangible assets with indefinite useful lives. The impairment of goodwill and indefinite-lived intangible assets reflects the significant decline in the market price of the Company’s common stock as of the end of the second quarter of fiscal 2011.
As a result of the planned sale of Total Logistic Control, a wholly-owned subsidiary providing logistics and supply chain management solutions, the Company reclassified $83 of Goodwill and $51 of Property, plant and equipment and other intangible assets to assets held for sale as of December 4, 2010. Assets held for sale is a component of Other current assets in the Condensed Consolidated Balance Sheets. The Company finalized the sale on December 31, 2010 and will record the transaction in the fourth quarter ending February 26, 2011.
Amortization expense of intangible assets with definite useful lives was $44 and $46 for the year-to-date ended December 4, 2010 and December 5, 2009, respectively. Future amortization expense will be approximately $41 per fiscal year for each of the next five fiscal years.
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

Changes in the Company’s reserves for closed properties consisted of the following:

December 4,
2010
Reserves for closed properties at beginning of fiscal year	$128
Additions	30
Payments	(29)
Adjustments	3

Reserves for closed properties at end of period	$132

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
Goodwill and intangible asset impairment charges recorded during the third quarter and year-to-date ended December 4, 2010 and discussed in Note 2 — Goodwill and Intangible Assets were measured at fair value using Level 3 inputs.
During the third quarter and year-to-date ended December 4, 2010, the Company recorded $3 and $16, respectively, of property, plant and equipment-related impairment charges, which were measured at fair value using Level 3 inputs. Property, plant and equipment-related impairment charges are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.
Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable was greater than the book value by approximately $2 as of December 4, 2010 and was less than the book value by approximately $1 as of February 27, 2010. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $272 and $54 as of December 4, 2010 and February 27, 2010, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 – LONG-TERM DEBT
The Company’s long-term debt and capital lease obligations consisted of the following:

	December 4,	February 27,
	2010	2010
1.13% to 4.50% Revolving Credit Facility and Variable Rate Notes due June 2011 — October 2015	$1,528	$1,415
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 – June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due February 2011	392	679
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
Accounts Receivable Securitization Facility	120	—
7.90% Debentures due May 2017	96	96
8.35% Notes due May 2010	—	155
Other	103	104
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(252)	(258)
Capital lease obligations	1,167	1,267

Total debt and capital lease obligations	7,331	7,635
Less current maturities of long-term debt and capital lease obligations	(430)	(613)

Long-term debt and capital lease obligations	$6,901	$7,022

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
As of December 4, 2010, there was $221 of outstanding borrowings under the Revolving Credit Facility at rates ranging from LIBOR plus 1.00 percent to Prime plus 1.25 percent, Term Loan A had a remaining principal balance of $309 at LIBOR plus 0.875 percent, all of which was classified as current, the non-extended portion of Term Loan B had a remaining principal balance of $500 at LIBOR plus 1.25 percent, of which $5 was classified as current, and the extended portion of Term Loan B had a remaining principal balance of $498 at LIBOR plus 2.75 percent, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $316 and the unused available credit under the Revolving Credit Facility was $1,563. These letters of credit primarily support workers’ compensation and payment obligations.
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
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee currently in effect based on the Company’s current credit ratings is 1.00 percent. As of December 4, 2010, there were $310 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.

As of December 4, 2010, the Company had $423 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 6 – INCOME TAXES
During the year-to-date ended December 4, 2010 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.
NOTE 7 – STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $3 and $12 for the third quarter and year-to-date ended December 4, 2010, respectively, compared to $6 and $25 for the third quarter and year-to-date ended December 5, 2009, respectively.
During the year-to-date ended December 4, 2010 and December 5, 2009, the Company granted 3 shares under stock options. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	December 4,	December 5,
	2010	2009
Dividend yield	2.0%	2.0%
Volatility rate	42.8 – 45.1%	38.4 – 42.2%
Risk-free interest rate	1.1 – 1.6%	1.9 – 2.8%
Expected option life	4.0 – 5.4 years	4.0 – 5.4 years
The weighted average grant date fair value of the stock options granted during the year-to-date ended December 4, 2010 and December 5, 2009 was $4.00 and $4.93, respectively.
NOTE 8 – TREASURY STOCK PURCHASE PROGRAM
On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and continues through June 2011. The Company did not purchase any shares during the third quarter or year-to-date ended December 4, 2010 under the new annual share purchase program. During the year-to-date ended December 4, 2010, the Company purchased 0.2 shares under the previously existing share purchase program at an average cost of $12.97 per share. The Company did not purchase any shares under any share purchase programs during the third quarter or year-to-date ended December 5, 2009.

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
Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	December 4,	December 5,	December 4,	December 5,
	2010	2009	2010	2009
Service cost	$2	$1	$—	$—
Interest cost	31	32	2	2
Expected return on assets	(28)	(29)	—	—
Amortization of prior service benefit	—	—	(1)	(1)
Amortization of net actuarial loss	15	2	1	—

Net periodic benefit expense	$20	$6	$2	$1

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	December 4,	December 5,	December 4,	December 5,
	2010	2009	2010	2009
Service cost	$6	$4	$1	$1
Interest cost	105	106	6	6
Expected return on assets	(94)	(97)	—	—
Amortization of prior service benefit	—	—	(4)	(4)
Amortization of net actuarial loss	50	7	2	1

Net periodic benefit expense	$67	$20	$5	$4

During the year-to-date ended December 4, 2010, the Company made contributions of $88 to its pension plans and $5 to its other postretirement benefit plans.
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended December 4, 2010 and December 5, 2009, the Company contributed $105 and $112 to these plans, respectively.
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

NOTE 10 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of December 4, 2010. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of December 4, 2010, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $125 and represented $93 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 4, 2010, the Company had $1,046 of non-cancelable future purchase obligations primarily related to supply contracts.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
RESULTS OF OPERATIONS
In the third quarter of fiscal 2011, Net sales were $8,673 and Net loss was $202, or $0.95 per basic and diluted share. Results for the third quarter of fiscal 2011 include charges of $303 before tax ($252 after tax, or $1.19 per diluted share) comprised of the finalization of second quarter non-cash goodwill and intangible asset impairment charges of $240 before tax ($210 after tax, or $0.99 per diluted share), store closure and exit costs of $42 before tax ($29 after tax, or $0.14 per diluted share) and employee-related expenses, primarily severance and labor buyout costs of $21 before tax ($13 after tax, or $0.06 per diluted share). In the third quarter of fiscal 2010, Net sales were $9,216 and Net earnings were $109, or $0.51 per basic and diluted share.
Weakness in the economy continued to negatively impact consumer confidence during the third quarter of fiscal 2011 and, as a result, consumers continue to spend less. In addition, low levels of inflation and continued value-focused competitive activity in fiscal 2011 pressured sales growth. If these consumer spending, inflationary and competitive trends continue, they could further impact the Company’s sales and financial results for the remainder of fiscal 2011.
THIRD QUARTER RESULTS
Net Sales
Net sales for the third quarter of fiscal 2011 were $8,673 compared with $9,216 last year, primarily reflecting decreased sales in the Retail food segment. Retail food sales were 75.8 percent of Net sales and Supply chain services sales were 24.2 percent of Net sales for the third quarter of fiscal 2011, compared with 77.3 percent and 22.7 percent, respectively, last year.
Retail food net sales for the third quarter of fiscal 2011 were $6,573 compared with $7,120 last year, a decrease of 7.7 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 4.9 percent and the impact of market exits. The identical store retail sales performance was primarily the result of the challenging economic environment and heightened competitive activity.
Total retail square footage at the end of the third quarter of fiscal 2011 was 65 million, a decrease of 4.1 percent from the third quarter of fiscal 2010. Total retail square footage, excluding previously announced retail market exits and other store closures, increased 1.0 percent over the third quarter of fiscal 2010.
Supply chain services net sales for the third quarter of fiscal 2011 were $2,100 compared with $2,096 last year.
Gross Profit
Gross profit, as a percent of Net sales, was 21.5 percent in the third quarter of fiscal 2011 compared to 22.4 percent last year. The decrease is primarily attributable to the unfavorable impact of business segment mix and increased promotional spending.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.9 percent in the third quarter of fiscal 2011, compared with 19.0 percent last year. The increase primarily reflects increased store closure and exit costs, increased employee-related expenses and reduced sales leverage, partially offset by the favorable impact from the change in business segment mix and savings achieved from ongoing cost reduction initiatives.
Goodwill and Intangible Asset Impairment Charges
The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company performed an interim impairment test of goodwill and intangible assets with indefinite useful lives as of the end of the second quarter of fiscal 2011. Although this analysis had not been completed due to its complexity, the Company recorded a preliminary estimate of impairment charges in the second quarter of fiscal 2011 of $1,600, comprised of $1,450 to goodwill and $150 to intangible assets with indefinite useful lives. In the third quarter of fiscal 2011, the Company finalized the impairment analysis and recorded additional impairment charges of $240, comprised of $169 to goodwill and $71 to intangible assets with indefinite useful lives. The impairment of goodwill and indefinite-lived intangible assets reflects the significant decline in the market price of the Company’s common stock as of the end of the second quarter of fiscal 2011.
Operating Earnings (Loss)
Operating loss for the third quarter of fiscal 2011 was $99 compared with operating earnings of $308 last year. Retail food operating loss for the third quarter of fiscal 2011 was $153, or negative 2.3 percent of Retail food net sales, compared with operating earnings of $269, or 3.8 percent of Retail food net sales last year. The decrease reflects goodwill and intangible asset impairment charges of $240, or 3.7 percent of Retail food sales, store closure costs of $42, or 0.6 percent of Retail food sales, and severance and labor buyout costs of $17, or 0.3 percent of Retail food sales. The remaining decrease of $123, or 150 basis points, is primarily attributable to increased promotional spending and reduced sales leverage.
Supply chain services operating earnings for the third quarter of fiscal 2011 were $69, or 3.3 percent of Supply chain services net sales, compared with $64, or 3.1 percent of Supply chain services net sales last year. The increase in Supply chain services operating earnings as a percent of Supply chain services net sales is primarily attributable to improved productivity.
Net Interest Expense
Net interest expense was $124 in the third quarter of fiscal 2011 compared with $131 last year.
Income Tax Provision (Benefit)
The income tax benefit for the third quarter of fiscal 2011 was $21, or 9.2 percent of loss before income taxes, compared with income tax expense of $68, or 38.8 percent of earnings before income taxes, last year. The tax rate for the third quarter of fiscal 2011 reflects the impact of goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.
Net Earnings (Loss)
Net loss was $202, or $0.95 per basic and diluted share, in the third quarter of fiscal 2011 compared with net earnings of $109, or $0.51 per basic and diluted share, last year. Net loss for the third quarter of fiscal 2011 includes the finalization of second quarter goodwill and intangible asset impairment charges, store closure and exit costs and employee-related expenses, primarily severance and labor buyout costs of $303 before tax ($252 after tax, or $1.19 per diluted share).
YEAR-TO-DATE RESULTS
Net Sales
Net sales for fiscal 2011 year-to-date were $28,874 compared with $31,392 last year, reflecting decreased sales in both the Retail food and Supply chain services segments. Retail food sales were 76.9 percent of Net sales and Supply chain services sales were 23.1 percent of Net sales for fiscal 2011 year-to-date, compared with 77.8 percent and 22.2 percent, respectively, last year.
Retail food net sales for fiscal 2011 year-to-date were $22,217 compared with $24,431 last year, a decrease of 9.1 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 6.2 percent and the impact of market exits. The year-to-date identical store retail sales performance was primarily the result of the challenging economic environment, heightened competitive activity and the impact of a labor dispute settled early in the second quarter. Excluding the stores impacted by the labor dispute, the change in retail sales of the remaining identical stores was negative 5.8 percent.
Supply chain services net sales for fiscal 2011 year-to-date were $6,657 compared with $6,961 last year, a decrease of 4.4 percent, primarily reflecting the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and the loss of a customer due to acquisition by a competitor.
Gross Profit
Gross profit, as a percent of Net sales, was 22.1 percent for fiscal 2011 year-to-date compared to 22.3 percent last year. The decrease is primarily attributable to the unfavorable impact of business segment mix and increased promotional spending.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.9 percent for fiscal 2011 year-to-date compared to 19.4 percent last year. The increase primarily reflects increased store closure and exit costs, increased employee-related expenses and reduced sales leverage, partially offset by the favorable impact from the change in business segment mix and savings achieved from ongoing cost reduction initiatives.
Goodwill and Intangible Asset Impairment Charges
The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. For the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company performed an interim impairment test of goodwill and intangible assets with indefinite useful lives as of the end of the second quarter of fiscal 2011 and recorded year-to-date impairment charges of $1,840, comprised of $1,619 to goodwill and $221 to intangible assets with indefinite useful lives. The impairment of goodwill and indefinite-lived intangible assets reflects the significant decline in the market price of the Company’s common stock as of the end of the second quarter of fiscal 2011.
Operating Earnings (Loss)
Operating loss for fiscal 2011 year-to-date was $1,195 compared with operating earnings of $915 last year. Retail food operating loss for fiscal 2011 year-to-date was $1,343, or negative 6.0 percent of Retail food net sales compared with operating earnings of $768 or 3.1 percent of Retail food net sales last year. The decrease reflects goodwill and intangible asset impairment charges of $1,840, or 8.3 percent of Retail food sales, store closure and exit costs of $46, or 0.2 percent of Retail food sales, and certain other costs primarily related to the impact of a labor dispute and other employee-related expenses of $52, or 0.2 percent of Retail food sales. The remaining decrease of $173, or 40 basis points, is primarily attributable to increased promotional spending and reduced sales leverage.
Supply chain services operating earnings for fiscal 2011 year-to-date were $217, or 3.3 percent of Supply chain services net sales, compared with $209, or 3.0 percent of Supply chain services net sales last year. The increase in Supply chain services operating earnings as a percent of Supply chain services net sales is primarily attributable to improved productivity.
Net Interest Expense
Net interest expense was $427 for fiscal 2011 year-to-date compared with $439 last year.
Income Tax Provision (Benefit)
The income tax benefit was $17, or 1.0 percent of loss before income taxes, for fiscal 2011 year-to-date compared with income tax expense of $180, or 37.9 percent of earnings before income taxes, last year. The tax rate for fiscal 2011 year-to-date reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.
Net Earnings (Loss)
Net loss was $1,605, or $7.58 per basic and diluted share, for fiscal 2011 year-to-date compared with Net earnings of $296, or $1.39 per basic and diluted share, last year. Net loss for fiscal 2011 year-to-date includes goodwill and intangible asset impairment charges, store closure and exit costs and certain other costs primarily related to the impact of a labor dispute and other employee-related expenses of $1,945 before tax ($1,806 after tax, or $8.53 per diluted share).
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $651 for fiscal 2011 year-to-date compared with $798 last year, primarily reflecting decreased earnings and the change in deferred income taxes.
Net cash used in investing activities was $310 for fiscal 2011 year-to-date compared with $357 last year. The decrease primarily reflects lower capital spending partially offset by lower proceeds from the sale of assets compared to last year.
Net cash used in financing activities was $366 for fiscal 2011 year-to-date compared with $449 last year. The decrease in cash used in financing activities is primarily attributable to lower dividends paid compared to last year.
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
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee currently in effect based on the Company’s current credit ratings is 1.00 percent. As of December 4, 2010, there were $310 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.
As of December 4, 2010, the Company had $423 of debt with current maturities that are classified in Long-term debt in the Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
Capital spending during the third quarter of fiscal 2011 was $142. Capital spending year-to-date for fiscal 2011 was $454. Capital spending primarily included store remodeling activity and technology expenditures. The Company’s capital spending for fiscal 2011 is projected to be approximately $700, including capital leases.
Fiscal 2011 total debt reduction is estimated to be approximately $850, including approximately $200 in after-tax net proceeds from the sale of Total Logistic Control in the fourth quarter of fiscal 2011.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of December 4, 2010. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of December 4,

2010, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $125 and represented $93 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 4, 2010, the Company had $1,046 of non-cancelable future purchase obligations primarily related to supply contracts.
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
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended December 4, 2010 and December 5, 2009, the Company contributed $105 and $112 to these plans, respectively.
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
CRITICAL ACCOUNTING POLICIES
The description of critical accounting policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, and is updated for the following:
Goodwill
The Company reviews goodwill for impairment during the fourth quarter of each year and also if an event occurs or circumstances change that more-likely-than-not would reduce the fair value of a reporting unit below its carrying amount. For the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company performed an interim impairment test of goodwill as of the end of the second quarter of fiscal 2011. The analysis indicated that the fair value of one reporting unit with $2,756 of goodwill was less than the carrying value and, accordingly, the Company recorded a goodwill impairment charge of $1,619. The analysis indicated that the fair value of another reporting unit with $807 of goodwill exceeded the carrying value by greater than 10 percent and the remaining $137 of goodwill is at a reporting unit with fair value that substantially exceeds the carrying value. If the Company’s stock price continues to experience further significant and sustained declines, the Company would reassess the fair value of the implied goodwill compared to the carrying value.
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
Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010 under the heading “Risk Factors,” Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended September 11, 2010 under the heading “Risk Factors”, the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
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
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 4, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS
There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, and Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended September 11, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
(in millions, except shares and per share	Total Number	Average	Treasury Stock	Treasury Stock
amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
September 12, 2010 to October 9, 2010	—	$—	—	$70
Second four weeks
October 10, 2010 to November 6, 2010	20	$12.21	—	$70
Third four weeks
November 7, 2010 to December 4, 2010	362	$9.86	—	$70

Totals	382	$9.98	—	$70

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2011 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 382 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and continues through June 2011. As of December 4, 2010, there remained $70 available to purchase the Company’s common stock under the existing share purchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Separation Agreement and General Release, dated November 18, 2010, between SUPERVALU INC. and David Boehnen, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed November 24, 2010.*
10.2	Consulting Agreement, dated November 18, 2010 by and between SUPERVALU INC. and David Boehnen is incorporated herein by reference to the Company’s Current Report on Form 8-K filed November 24, 2010.*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2010, filed with the SEC on January 12, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)
Dated: January 12, 2011	/s/ SHERRY M. SMITH
Sherry M. Smith
Executive Vice President, Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX
Exhibit

10.1	Separation Agreement and General Release, dated November 18, 2010, between SUPERVALU INC. and David Boehnen, is incorporated herein by reference to the Company’s Current Report on Form 8-K filed November 24, 2010.*
10.2	Consulting Agreement, dated November 18, 2010 by and between SUPERVALU INC. and David Boehnen is incorporated herein by reference to the Company’s Current Report on Form 8-K filed November 24, 2010.*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2010, filed with the SEC on January 12, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.