Form 10-K
period 2011-02-26
SUPERVALU INC
filed 2011-04-21
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-5418

SUPERVALU INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-0617000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 FLYING CLOUD DRIVE EDEN PRAIRIE, MINNESOTA (Address of principal executive offices)	55344 (Zip Code)

Registrant’s telephone number, including area code: (952) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the exchange on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter ) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 10, 2010 was approximately $2,241,221,551 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).

As of April 15, 2011, there were 212,154,277 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

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

Economic and Industry Conditions

•	Continued weakness in the economy, declines in the housing market, restrictions in availability of credit or further adverse changes in economic conditions that affect consumer spending or buying habits
•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business
•	Changes in interest rates
•	Food and drug inflation or deflation
•	The outcome of negotiations with partners, governments, suppliers, unions or customers

Execution of Initiatives

•	The Company’s ability to execute customer-focused initiatives designed to support its vision of becoming “America’s Neighborhood Grocer”
•	The effectiveness of cost reduction strategies
•	The adequacy of capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment

Competitive Practices

•	The Company’s ability to attract and retain customers
•	The Company’s ability to hire, train or retain employees
•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in the Company’s markets
•	Declines in the Company’s Supply chain services sales due to increased wholesaler competition or increased customer self-distribution
•	Changes in demographics or consumer preferences that affect consumer spending or buying habits
•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Food Safety

•	Events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concern, whether or not valid

Liquidity

•	The Company’s substantial indebtedness and its potential effect on the operation of the Company’s business
•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations
•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets
•	The availability of favorable credit and trade terms

Labor Relations

•	Potential work disruptions resulting from labor disputes
•	The ability to negotiate labor contracts with acceptable terms

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

Regulatory Matters

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations
•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

Self-Insurance

•	Variability in actuarial projections regarding workers’ compensation and general and automobile liability
•	Potential increase in the number or severity of claims for which the Company is self-insured

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes
•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Difficulties in developing, maintaining or upgrading information technology systems
•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers
•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Accounting Matters

•	Changes in accounting standards that impact the Company’s financial statements

Goodwill and Intangible Asset Impairment Charges

•	Unfavorable changes in economic, industry or market conditions, business operations, competition or the Company’s stock price and market capitalization

PART I

ITEM 1.	BUSINESS

General

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870’s. The Company’s principal executive offices are located at 7075 Flying Cloud Drive, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). All references to the “Company” or “SUPERVALU” relate to SUPERVALU INC. and its majority-owned subsidiaries.

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under several banner names that have strong local ties and brand recognition. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel.

On June 2, 2006, the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating approximately 1,125 stores under the banners of Acme, Albertsons, Jewel-Osco, Shaw’s, Star Market, the related in-store pharmacies under the Osco and Sav-on banners, 10 distribution centers and certain regional and corporate offices (the “Acquisition”). As part of the Acquisition, the Company acquired the Acme, Albertsons, Jewel, Osco, Sav-on and Shaw’s trademarks and tradenames (the “Acquired Trademarks”). The Acquisition greatly increased the size of the Company.

SUPERVALU is focused on long-term retail growth through targeted store remodels and new store development in the hard-discount format. During fiscal 2011, the Company added 132 new stores through new store development and closed or sold 87 stores, including planned disposals. The Company leverages its distribution operations by providing wholesale distribution and logistics and service solutions to its independent retail customers through its Supply chain services segment.

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

Retail Food

The Company conducts its Retail food operations through a total of 2,394 traditional and hard-discount retail food stores, including 899 licensed Save-A-Lot stores, located throughout the United States. The Company’s Retail food operations are supplied by 22 dedicated distribution centers and eight distribution centers that are part of the Supply chain services segment providing wholesale distribution to both the Company’s own stores and stores of independent retail customers.

The Company operates 1,114 traditional retail food stores under the Acme, Albertsons, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Shaw’s, Shop ’n Save, Shoppers Food & Pharmacy and Star Market banners ranging in size from approximately 40,000 to 60,000 square feet. The Company’s traditional retail food stores provide an extensive grocery offering and, depending on size, a variety of additional products including, general merchandise, health and beauty care, pharmacy and fuel.

The Company owns 381 hard-discount food stores operating under the Save-A-Lot banner and licenses an additional 899 Save-A-Lot stores to independent operators. Save-A-Lot holds the number one market position, based on revenues, in the hard-discount grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock primarily custom-branded high-volume food items generally in a single size for each product sold.

Supply Chain Services

The Company’s Supply chain services business primarily provides wholesale distribution of products to independent retailers and is the largest public company food wholesaler in the nation. The Company’s Supply chain services network spans 47 states and serves as primary grocery supplier to approximately 1,900 stores of independent retail customers, in addition to the Company’s own stores, as well as serving as secondary grocery supplier to approximately 800 stores of independent retail customers. The Company’s wholesale distribution customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military.

The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network is comprised of 21 distribution facilities, eight of which supply the Company’s own stores in addition to stores of independent retail customers. Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third-party independent trucking companies or customer-owned trucks. In addition, the Company provides certain facilitative services between its independent retailers and vendors related to products that are delivered directly by suppliers to retail stores under programs established by the Company. These services include sourcing, invoicing and payment services.

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

The following table provides additional detail on the percentage of Net sales for each group of similar products sold in the Retail food and Supply chain services segments:

	2011	2010	2009

Retail food:
Nonperishable grocery products (1)	41%	43%	41%
Perishable grocery products (2)	22	21	23
General merchandise and health and beauty care products (3)	5	5	6
Pharmacy products	6	6	6
Fuel	2	2	1
Other	1	1	1

	77	78	78
Supply chain services:
Product sales to independent retail customers	22	22	21
Services to supply chain customers	1	—	1

	23	22	22

Net sales	100%	100%	100%

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

Employees

As of February 26, 2011, the Company had approximately 142,000 employees. Approximately 88,000 employees are covered by collective bargaining agreements. During fiscal 2011, 61 collective bargaining agreements covering approximately 17,000 employees were renegotiated and 37 collective bargaining agreements covering approximately 2,000 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those expired agreements. During fiscal 2012, 59 collective bargaining agreements covering approximately 26,000 employees will expire. The majority of employees covered by these expiring collective bargaining agreements are located in the Southern California and Pennsylvania markets. The Company is focused on ensuring competitive cost structures in each market in which it operates while meeting its employees’ needs for attractive wages and affordable healthcare and retirement benefits. The Company believes that it has generally good relations with its employees and with the labor unions that represent employees covered by collective bargaining agreements. Upon the expiration of collective bargaining agreements with employees, work stoppages could occur if we are unable to negotiate new contracts. A prolonged work stoppage at a significant number of stores may have a material impact on the Company’s business, financial condition or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 21, 2011.

			Calendar Year	Other Positions Recently
			Elected to	Held
			Present	with the Company or
Name	Age	Present Position	Position	Albertsons

Craig R. Herkert(1)	51	Chief Executive Officer and President	2009
Mark P. Anderson	58	President and Chief Operating Officer, Independent Business	2011	President, Midwest/Southeast Regions, 2011; President, SUPERVALU Midwest/Southeast Regions, 2001-2011
Julie Dexter Berg (2)	54	Executive Vice President, Chief Marketing Officer	2010
Janel S. Haugarth	55	Executive Vice President; Merchandising and Logistics	2006	Executive Vice President; President and Chief Operating Officer, Supply Chain Services, 2006-2011
J. Andrew Herring	52	Executive Vice President Real Estate, Market Development and Legal	2010	Executive Vice President Market and Real Estate Development, 2010; Senior Vice President Real Estate and Store Development, 2006-2010
David M. Oliver	53	Vice President, Chief Financial Officer Supply Chain Services and Interim Controller	2011	Vice President, Chief Financial Officer Supply Chain Services, 2009-2011; Vice President, Investor Relations, 2008-2009 (Interim); Vice President, Controller, Supply Chain and Transition Services Agreement, 2006-2008
David E. Pylipow	53	Executive Vice President, Human Resources and Communications	2006
Wayne R. Shurts (3)	51	Executive Vice President and Chief Information Officer	2010
Sherry M. Smith	49	Executive Vice President and Chief Financial Officer	2010	Senior Vice President, Finance, 2002-2010
Peter J. Van Helden	50	Executive Vice President; President, Retail Operations	2009	Executive Vice President, Retail West, 2007-2009; Senior Vice President; President, Retail West, 2006-2007
Daniel J. Zvonek	46	Group Vice President, Finance, Merchandising, Marketing and Corporate Planning	2010	Vice President and Controller 2009-2010; Vice President and Chief Financial Officer – Retail East, 2006-2009

(1)	Craig R. Herkert was appointed Chief Executive Officer in May 2009 and President in August 2009. Prior to joining the Company, Mr. Herkert served as President and CEO of the Americas for Wal-Mart Stores, Inc., from 2004 to 2009.
(2)	Julie Dexter Berg was appointed Executive Vice President, Chief Marketing Officer in March 2010. Prior to joining the Company, Ms. Dexter Berg was the Managing Partner at Brandmaking LLC, a marketing strategy consulting company from 2004 to 2010.
(3)	Wayne R. Shurts was appointed Executive Vice President and Chief Information Officer in November 2010. Prior to joining the Company, Mr. Shurts was the Global Chief Information Officer for Cadbury plc from 2008 to 2010 and the Senior Vice President of Cadbury Schweppes Americas from 2006 to 2008.

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

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except for Craig R. Herkert, Julie Dexter Berg and Wayne R. Shurts.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties may affect the Company’s business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or the Company’s other SEC filings may have a material impact on the Company’s business, financial condition or results of operations.

Current economic conditions

The global economy and financial markets have experienced volatility in recent years due to uncertainties related to energy costs, availability of credit, difficulties in the banking and financial sectors, the decline in the housing market, falling consumer confidence and rising unemployment rates. These factors have all contributed to the decline in consumer spending and to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items. In addition, in fiscal 2011, the Company experienced low levels of inflation. In this uncertain economy, it is difficult to forecast whether fiscal 2012 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If these consumer spending patterns continue or worsen, along with an ongoing soft economy, the Company’s financial condition and results of operations may be adversely affected.

Execution of initiatives

The Company is positioned in the retail food industry as the only traditional food retailer with multiple formats and ownership models that can be used to address differing customer needs across the United States. Management believes that this diversity of go-to-market options differentiates the Company and is part of its vision of becoming “America’s Neighborhood Grocer.” The Company has launched certain business transformation initiatives to achieve this vision of enhanced performance through greater focus on the customer, driving increased sales and reducing its overall cost structure. The Company plans to increase the number of hard-discount stores and to reinvest in its existing store base through remodels and merchandising initiatives tailored to the unique needs of each particular store’s neighborhood. If the Company is unable to execute on these initiatives, the Company’s financial condition and results of operations may be adversely affected.

Competition in the Retail food and Supply chain services businesses

The Company’s Retail food business faces competition for customers, employees, store sites, products and in other important areas from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company’s ability to attract customers in this business is dependent, in large part, upon a combination of price, quality, assortment, brand recognition, store location, in-store marketing and merchandising, promotional strategies and continued growth into new markets. In addition, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition and the Company’s response to these competitive actions, can adversely affect profitability. The Company’s Supply chain services business is primarily wholesale distribution, which competes with traditional grocery wholesalers on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations.

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

Substantial indebtedness

The Company has, and expects to continue to have, a substantial amount of debt. The Company’s substantial indebtedness may increase the Company’s borrowing costs and decrease the Company’s business flexibility, making it more vulnerable to adverse economic conditions. For example, high levels of debt could:

■	require the Company to use a substantial portion of its cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, and other purposes;

■	limit the Company’s ability to obtain, or increase the cost at which the Company is able to obtain financing in order to refinance existing indebtedness and fund working capital, capital expenditures, acquisitions and other purposes; and

■	limit the Company’s ability to adjust to changing business and market conditions placing the Company at a competitive disadvantage relative to its competitors that have less debt.

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

Labor unions

As of February 26, 2011, the Company is a party to 238 collective bargaining agreements covering approximately 88,000 of its employees, of which 59 collective bargaining agreements covering approximately 26,000 employees are scheduled to expire in fiscal 2012. These expiring agreements cover approximately 30 percent of the Company’s union-affiliated employees. In addition, during fiscal 2011, 37 collective bargaining agreements covering approximately 2,000 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. In future negotiations with labor unions, the Company expects that, among other issues, rising healthcare, pension and employee benefit costs will be important topics for negotiation. There can be no assurance that the Company will be able to negotiate the terms of expiring or expired agreements in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes may disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

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

In addition, the Company participates in various multi-employer health and pension plans for a majority of its union-affiliated employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have escalated rapidly in recent years. The amount of any increase or decrease in the Company’s required contributions to these multi-employer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Increases in the costs of benefits under these plans coupled with adverse stock market developments that have reduced the return on plan assets have caused some multi-employer plans in which the Company participates to be underfunded. The unfunded liabilities of these plans may result in increased future payments by the Company and the other participating employers. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. The Great Atlantic & Pacific Tea Company (“A&P”) filed for bankruptcy on December 12, 2010, and is a participant in five multi-employer plans with the Company. Based on the information available to the Company the impact of the A&P bankruptcy on the Company’s future payments or unfunded liabilities is not currently probable or reasonably estimable.

If the Company is unable to control healthcare and pension costs, the Company may experience increased operating costs, which may adversely affect the Company’s financial condition and results of operations.

Governmental regulations

The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. The Company’s inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may adversely impact the Company’s business operations and prospects for future growth and its ability to participate in federal and state healthcare programs. In addition, the Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on the Company’s future business. They may, however, impose additional requirements or restrictions on the products the

Company sells or manner in which the Company operates its businesses. Any or all of such requirements may adversely affect the Company’s financial condition and results of operations.

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

Information technology systems

The Company has complex information technology systems that are important to the operation of its businesses. The Company may encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties may lead to significant expenses or losses due to disruption in business operations and, as a result, may adversely affect the Company’s financial condition and results of operations.

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

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Total retail square footage as of February 26, 2011 was 64 million, of which approximately 62 percent was leased. Additional information on the Company’s properties can be found in Part I, Item 1 of this Annual Report on Form 10-K.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. Separately from these civil lawsuits, on September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company cooperated with the FTC. On March 18, 2011, the FTC notified the Company that it has determined that no additional action is warranted by the FTC and that it has closed its investigation.

On January 7, 2010, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services’ Milwaukee Field Office in connection with an investigation of possible false or otherwise improper claims for payment under the Medicaid program. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. On February 11, 2011, a complaint was filed by the United States Government and the States of California and Minnesota to intervene in a previously sealed qui tam lawsuit in the United States District Court for the Western District of Wisconsin. The complaint alleges that the Company improperly billed Medicaid claims with dual eligibility by charging Medicaid more than the co-pay allowed by the primary payer in seven states. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 15, 2011, there were 14,962 stockholders of record.

Common Stock Price

					Dividends Declared
	Common Stock Price Range				Per Share
	2011		2010		2011	2010
Fiscal	High	Low	High	Low

First Quarter	$17.89	$11.93	$17.93	$13.45	$0.0875	$0.1725
Second Quarter	13.16	9.67	16.16	12.13	0.1750	0.1750
Third Quarter	12.45	8.38	17.59	13.72	—	0.1750
Fourth Quarter	9.87	7.06	15.88	12.40	0.0875	0.0875

Year	17.89	7.06	17.93	12.13	$0.3500	$0.6100

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

Company Purchases of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet be Purchased
			Announced	Under the
	Total Number	Average	Treasury Stock	Treasury Stock
(In millions, except shares and per share amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)

First four weeks
December 5, 2010 to January 1, 2011	—	$—	—	$70
Second four weeks
January 2, 2011 to January 29, 2011	5,970	$7.70	—	$70
Third four weeks
January 30, 2011 to February 26, 2011	381	$7.94	—	$70

Totals	6,351	$7.71	—	$70

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2011 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 6,351 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced all existing share repurchase programs and continues through June 2011.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2006 to the end of fiscal 2011 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN AMONG
SUPERVALU, S&P 500 AND PEER GROUP(1)

February 24, 2006 through February 25, 2011(2)

Date	SUPERVALU	S&P 500	Peer Group(3)

February 24, 2006	$100.00	$100.00	$100.00
February 23, 2007	$120.15	$114.71	$114.99
February 22, 2008	$90.58	$109.01	$117.74
February 27, 2009	$52.93	$60.76	$112.22
February 26, 2010	$53.92	$93.34	$127.35
February 25, 2011	$31.28	$113.78	$125.76

(1)	Total return assuming $100 invested on February 24, 2006 and reinvestment of dividends on the day they were paid.
(2)	The Company’s fiscal year ends on the last Saturday in February.
(3)	The Company’s peer group consists of Delhaize Group SA, Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV, The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars and shares in millions, except per	2011	2010	2009	2008	2007(1)
share data)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

Operating Results
Net sales	$37,534	$40,597	$44,564	$44,048	$37,406
Identical store retail sales increase (decrease)(2)	(6.0)%	(5.1)%	(1.2)%	0.5%	0.4%
Cost of sales	29,124	31,444	34,451	33,943	29,267
Selling and administrative expenses	7,516	7,952	8,746	8,421	6,834
Goodwill and intangible asset impairment charges(3)	1,870	—	3,524	—	—
Operating earnings (loss)	(976)	1,201	(2,157)	1,684	1,305
Interest expense, net	547	569	622	707	558
Earnings (loss) before income taxes	(1,523)	632	(2,779)	977	747
Income tax provision (benefit)	(13)	239	76	384	295
Net earnings (loss)	(1,510)	393	(2,855)	593	452
Net earnings (loss) as a percent of net sales	(4.02)%	0.97%	(6.41)%	1.35%	1.21%
Net earnings (loss) per share—diluted	(7.13)	1.85	(13.51)	2.76	2.32

Financial Position
Inventories (FIFO)(4)	$2,552	$2,606	$2,967	$2,956	$2,927
Working capital(4)	(84)	(192)	(109)	(280)	(67)
Property, plant and equipment, net	6,604	7,026	7,528	7,533	8,415
Total assets	13,758	16,436	17,604	21,062	21,702
Debt and capital lease obligations	6,751	7,635	8,484	8,833	9,478
Stockholders’ equity	1,340	2,887	2,581	5,953	5,306

Other Statistics
Return on average stockholders’ equity	(76.36)%	14.42%	(59.32)%	10.44%	9.61%
Book value per share	$6.32	$13.62	$12.19	$28.13	$25.40
Current ratio(4)	0.98:1	0.95:1	0.98:1	0.94:1	0.99:1
Debt to capital ratio(5)	83.4%	72.6%	76.7%	59.7%	64.1%
Dividends declared per share	$0.3500	$0.6100	$0.6875	$0.6750	$0.6575
Weighted average shares outstanding—diluted	212	213	211	215	196
Depreciation and amortization	$925	$957	$1,057	$1,017	$879
Capital expenditures(6)	$604	$691	$1,212	$1,227	$910
Retail stores as of fiscal year end(7)	2,394	2,349	2,421	2,474	2,478

(1)	Fiscal 2007 includes 38 weeks of operating results of the Acquired Operations as well as the assets and liabilities of the Acquired Operations as of the end of fiscal 2007.
(2)	The change in identical store sales is calculated as the change in net sales for stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions. Fiscal 2008 and 2007 identical store sales is calculated as if the Acquired Operations stores were in the identical store base for four full quarters in fiscal 2008, 2007 and 2006.
(3)	The Company recorded goodwill and intangible asset impairment charges of $1,870 before tax ($1,743 after tax, or $8.23 per diluted share) in fiscal 2011 and $3,524 before tax ($3,326 after tax, or $15.71 per diluted share) in fiscal 2009.
(4)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $282 for fiscal 2011, $264 for fiscal 2010, $258 for fiscal 2009, $180 for fiscal 2008 and $178 for fiscal 2007.
(5)	The debt to capital ratio is calculated as debt and capital lease obligations divided by the sum of debt and capital lease obligations and stockholders’ equity. The increases in fiscal 2011 and fiscal 2009 are due to the write-down of goodwill and intangible assets.
(6)	Capital expenditures include fixed asset and capital lease additions.
(7)	Retail stores as of fiscal year end includes licensed hard-discount food stores and is adjusted for planned sales and closures as of the end of each fiscal year.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The challenging economic environment in fiscal 2011 has negatively impacted consumer confidence. As a result, consumer spending is pressured and consumers are seeking greater value offerings. These trends are expected to continue in fiscal 2012.

The Company is focused on its business transformation initiatives to enhance business performance by placing greater focus on the customer, matching offerings to the neighborhoods served, delivering high quality fresh produce, making the in-store shopping experience hassle-free and providing competitive everyday value. The Company is combining these customer initiatives with reducing its overall cost structure through the use of improved business tools and further leveraging of its size. In addition, the Company continues to provide capital spending to fund retail store remodeling activity and new hard-discount stores.

The following discussion summarizes operating results in fiscal 2011 compared to fiscal 2010 and for fiscal 2010 compared to fiscal 2009. Comparability is affected by income and expense items that fluctuated significantly between and among periods:

	February 26,		February 27,		February 28,
	2011		2010		2009
(In millions, except per share data)	(52 weeks)		(52 weeks)		(53 weeks)

Net sales	$37,534	100.0%	$40,597	100.0%	$44,564	100.0%
Cost of sales	29,124	77.6	31,444	77.5	34,451	77.3

Gross profit	8,410	22.4	9,153	22.5	10,113	22.7
Selling and administrative expenses	7,516	20.0	7,952	19.6	8,746	19.6
Goodwill and intangible asset impairment charges	1,870	5.0	—	—	3,524	7.9

Operating earnings (loss)	(976)	(2.6)	1,201	3.0	(2,157)	(4.8)
Interest expense, net	547	1.5	569	1.4	622	1.4

Earnings (loss) before income taxes	(1,523)	(4.1)	632	1.6	(2,779)	(6.2)
Income tax provision (benefit)	(13)	0.0	239	0.6	76	0.2

Net earnings (loss)	$(1,510)	(4.0)%	$393	1.0%	$(2,855)	(6.4)%

Net earnings (loss) per share – diluted	$(7.13)		$1.85		$(13.51)

Comparison of fifty-two weeks ended February 26, 2011 (fiscal 2011) with fifty-two weeks ended February 27, 2010 (fiscal 2010):

For fiscal 2011, Net sales were $37,534, compared with $40,597 last year. Net loss for fiscal 2011 was $1,510, or $7.13 per basic and diluted share, compared with net earnings of $393, or $1.86 per basic share and $1.85 per diluted share last year. Results for fiscal 2011 include net charges of $1,987 before tax ($1,806 after tax, or $8.52 per diluted share) comprised of non-cash goodwill and intangible asset impairment charges of $1,870 before tax ($1,743 after tax, or $8.23 per diluted share), store closure and exit costs of $99 before tax ($77 after tax, or $0.37 per diluted share) and employee-related expenses, primarily labor buyout costs, severance, and the impact of a labor dispute of $80 before tax ($51 after tax, or $0.23 per diluted share), partially offset by a gain on the sale of Total Logistic Control of $62 before tax ($65 after tax, or $0.31 per diluted share).

Net Sales

Net sales for fiscal 2011 were $37,534, compared with $40,597 last year, a decrease of 7.5%. Retail food sales were 77.0 percent of Net sales and Supply chain services sales were 23.0 percent of Net sales for fiscal 2011, compared with 77.9 percent and 22.1 percent, respectively, last year.

Retail food sales for fiscal 2011 were $28,911, compared with $31,637 last year, a decrease of 8.6%. The decrease primarily reflects negative identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and the impact of store dispositions. For fiscal 2011, as compared to fiscal 2010, identical store retail sales growth was negative 6.0 percent. Identical store retail sales performance was primarily a result of heightened value-focused competitive activity and the impact of the challenging economic environment on consumers.

During fiscal 2011 the Company added 132 new stores through new store development, comprised of 3 traditional retail food stores and 129 hard-discount food stores, and sold or closed 87 stores, including planned dispositions, of which 50 were traditional retail food stores and 37 were hard-discount food stores.

Total retail square footage as of the end of fiscal 2011 was approximately 64 million, a decrease of 1.7 percent from the end of fiscal 2010. Total retail square footage, excluding actual and planned store dispositions, increased 1.7 percent from the end of fiscal 2010. Supply chain services sales for fiscal 2011 were $8,623, compared with $8,960 last year, a decrease of 3.8%. The decrease primarily reflects the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and the loss of a customer due to acquisition by a competitor net of new business during fiscal 2011.

Gross Profit

Gross profit, as a percent of Net sales, was 22.4 percent for fiscal 2011 compared with 22.5 percent last year. The decrease is primarily attributable to the impact of business segment sales mix. Retail food gross profit as a percent of Net sales was 27.5 percent for fiscal 2011 compared with 27.4 percent last year. The increase is due to improved promotional effectiveness and a change in product mix. Supply chain gross profit as a percent of Net sales for fiscal 2011 was consistent with last year at 5.4 percent.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 20.0 percent for fiscal 2011, compared with 19.6 percent last year. The increase primarily reflects reduced sales leverage, increased store closure and exit costs, and increased employee-related expenses, partially offset by savings achieved from ongoing cost reduction initiatives and a gain related to the sale of Total Logistic Control.

Goodwill and intangible asset impairment charges

During fiscal 2011 the Company recorded non-cash impairment charges of $1,870 in the Retail food segment due to the significant decline in its market capitalization and the impact of the challenging economic environment on the Company’s operations. No goodwill impairment charges were recorded in fiscal 2010.

Operating Earnings (Loss)

Operating loss for fiscal 2011 was $976 compared with operating earnings of $1,201 last year. Retail food operating loss for fiscal 2011 was $1,212, or negative 4.2 percent of Retail food net sales compared with operating earnings of $989 or 3.1 percent of Retail food net sales last year. The decrease reflects goodwill and intangible asset impairment charges of $1,870, or 6.5 percent of Retail food sales, store closure and exit costs of $99, or 0.3 percent of Retail food sales, and certain other costs primarily related to labor buy-out costs, severance and the impact of a labor dispute of $80, or 0.3 percent of Retail food sales. The remaining decrease of $152, or 20 basis points, is primarily attributable to increased promotional spending and reduced sales leverage.

Supply chain services operating earnings for fiscal 2011 were $337, or 3.9 percent of Supply chain services net sales, compared with $299, or 3.3 percent of Supply chain services net sales, last year. The increase primarily reflects the gain on the sale of Total Logistic Control of $62, or 0.7 percent of Supply chain services sales.

Net Interest Expense

Net interest expense was $547 in fiscal 2011, compared with $569 last year, primarily reflecting lower debt levels in fiscal 2011.

Provision for Income Taxes

The income tax benefit was $13, or 0.9 percent of loss before income taxes, for fiscal 2011 compared with a tax expense of $239, or 37.8 percent of earnings before income taxes, last year. The tax rate for fiscal 2011 reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

Net Earnings (Loss)

Net loss was $1,510, or $7.13 per basic and diluted share, for fiscal 2011 compared with net earnings of $393, or $1.86 per basic share and $1.85 per diluted share last year. Net loss for fiscal 2011 includes goodwill and intangible asset impairment charges, store closure and exit costs and certain other costs consisting primarily of labor buyout costs, severance and the impact of a labor dispute of $1,806 after tax, or $8.52 per diluted share, partially offset by a gain on the sale of Total Logistic Control of $65 after tax, or $0.31 per diluted share. Net earnings for fiscal 2010 includes net charges of $39 after tax, or $0.18 per diluted share, related to planned retail market exits, closure of non-strategic stores and fees received from the early termination of a supply agreement.

Comparison of fifty-two weeks ended February 27, 2010 (fiscal 2010) with fifty-three weeks ended February 28, 2009 (fiscal 2009):

For fiscal 2010, Net sales were $40,597, compared with $44,564 in fiscal 2009. Net earnings for fiscal 2010 were $393 and diluted net earnings per share were $1.85, compared with net loss of $2,855 and diluted net loss per share of $13.51 in fiscal 2009. Results for fiscal 2010 include net charges of $62 before tax ($39 after tax, or $0.18 per diluted share) related to planned retail market exits, closure of non-strategic stores announced in fiscal 2009 and fees received from the early termination of a supply agreement. Results for fiscal 2009 include charges of $3,762 before tax ($3,470 after tax, or $16.40 per diluted share) comprised of goodwill and intangible asset impairment charges of $3,524 before tax ($3,326 after tax, or $15.71 per diluted share), charges primarily related to the closure of non-strategic stores announced in fiscal 2009 of $200 before tax ($121 after tax, or $0.58 per diluted share), settlement costs for a pre-Acquisition Albertsons litigation matter of $24 before tax ($15 after tax, or $0.07 per diluted share) and other Acquisition-related costs (defined as one-time transaction costs, which primarily include supply chain consolidation costs, employee-related benefit costs and consultant fees) of $14 before tax ($8 after tax, or $0.04 per diluted share).

Net Sales

Net sales for fiscal 2010 were $40,597, compared with $44,564 in fiscal 2009. Retail food sales were 77.9 percent of Net sales and Supply chain services sales were 22.1 percent of Net sales for fiscal 2010, compared with 77.8 percent and 22.2 percent, respectively, in fiscal 2009.

Retail food sales for fiscal 2010 were $31,637, compared with $34,664 in fiscal 2009. Approximately $578 of fiscal 2009 Retail food sales is attributable to the extra week. The remaining decrease primarily reflects negative identical store retail sales growth (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and the impact of store dispositions. For fiscal 2010, as compared to fiscal 2009, identical store retail sales growth was negative 5.1 percent based on the same 52-week period for both years. Identical store retail sales performance was primarily the result of a challenging economic environment, heightened competitive activity and investments in price and promotions.

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

Supply chain services sales for fiscal 2010 were $8,960, compared with $9,900 in fiscal 2009. Approximately $165 of fiscal 2009 Supply chain services sales is attributable to the extra week. The remaining decrease primarily reflects the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution.

Gross Profit

Gross profit, as a percent of Net sales, was 22.5 percent for fiscal 2010 compared with 22.7 percent in fiscal 2009, primarily reflecting a higher promotional sales mix and increased investments in price, partially offset by a lower LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.6 percent for fiscal 2010, compared with 19.6 percent in fiscal 2009. Savings from ongoing cost-reduction initiatives and lower store disposition-related costs compared to last year were offset by reduced sales leverage.

Goodwill and intangible asset impairment charges

No goodwill impairment charges were recorded in fiscal 2010. During fiscal 2009 the Company recorded impairment charges of $3,524 in the Retail food segment due to the significant decline in the market price of the Company’s common stock as of the end of the third quarter of fiscal 2009 as well as the impact of the unprecedented decline in the economy on the Company’s plan.

Operating Earnings (Loss)

Operating earnings for fiscal 2010 were $1,201 compared with an operating loss of $2,157 in fiscal 2009. Retail food operating earnings for fiscal 2010 were $989, or 3.1 percent of Retail food net sales, reflecting $55, or 0.2 percent of Retail food net sales, of charges related to planned retail market exits. Retail food operating loss for fiscal 2009 was $2,315, or negative 6.7 percent of Retail food net sales last year, reflecting $3,524, or 10.2 percent of Retail food sales, of goodwill and intangible asset impairment charges and $162, or 0.5 percent of Retail food sales, of charges primarily related to the closure of non-strategic stores. The remaining decrease of $327, or 70 basis points, primarily reflects the impact of a challenging economic environment, heightened competitive activity, a higher promotional sales mix, increased investments in price and reduced sales leverage, partially offset by a lower LIFO charge. Supply chain services operating earnings for fiscal 2010 were $299, or 3.3 percent of Supply chain services net sales, compared with $307, or 3.1 percent of Supply chain services net sales, in fiscal 2009. The 20 basis point increase in Supply chain services operating earnings as a percent of Supply chain services net sales primarily reflects a lower LIFO charge and fees received from the early termination of a supply agreement in fiscal 2010.

Net Interest Expense

Net interest expense was $569 in fiscal 2010, compared with $622 in fiscal 2009, primarily reflecting lower interest rates and debt levels as well as one less week in fiscal 2010.

Provision for Income Taxes

Income tax expense was $239, or 37.8 percent of earnings before income taxes, for fiscal 2010 compared with $76, or 2.7 percent of loss before income taxes, in fiscal 2009. The tax rate for fiscal 2009 reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes, as well as a benefit attributable to favorable state tax items, non-taxable life insurance proceeds and a reduction in the statutory rate.

Net Earnings (Loss)

Net earnings were $393, or $1.86 per basic share and $1.85 per diluted share, for fiscal 2010 compared with net loss of $2,855, or $13.51 per basic and diluted share in fiscal 2009. Net earnings for fiscal 2010 include net charges of $39 after tax, or $0.18 per diluted share, related to planned retail market exits, closure of non-strategic stores announced in fiscal 2009 and fees received from the early termination of a supply agreement. Net loss for fiscal 2009 includes charges of $3,470 after tax, or $16.40 per diluted share, comprised of goodwill and intangible asset impairment charges, charges primarily related to the closure of non-strategic stores announced in fiscal 2009, settlement costs for a pre-Acquisition Albertsons litigation matter and other Acquisition-related costs.

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

Significant accounting policies are discussed in Note 1 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported gross profit, operating earnings (loss) and inventory amounts. The historical estimates of the Company have been reliable in the past, and the Company believes the methodology will continue to be reliable in the future. Based on previous experience, the Company does not expect significant changes in the level of vendor support. However, if such changes were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, the Company would consider changing the volume, type and frequency of the advertising, which could increase or decrease its advertising expense. Similarly, the Company is not able to assess the impact of vendor advertising allowances on increasing revenues as such allowances do not directly generate revenue for the Company’s stores. For fiscal 2011, a 1 percent change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact gross profit by less than 10 basis points.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods. Approximately 79 percent of the Company’s inventories were valued using the last-in, first-out (“LIFO”) method for fiscal 2011 and fiscal 2010. The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the current cost of its inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. The first-in, first-out method (“FIFO”) is used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $282 and $264 as of February 26, 2011 and February 27, 2010, respectively.

During fiscal 2011, 2010 and 2009, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2011, 2010 and 2009 purchases. As a result, Cost of sales decreased by $11, $22 and $10 in fiscal 2011, 2010 and 2009, respectively.

In addition, the Company evaluates physical inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date. Although the Company has sufficient current and historical information available to record reasonable estimates for inventory shortages, it is possible that actual results could differ. As of February 26, 2011, each 25 basis point change in the estimated inventory shortages would impact the allowances for inventory shortages by approximately $14.

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

Owned properties, capital lease properties and the related equipment and leasehold improvements at operating leased properties that are closed are reduced to their estimated fair value. The Company estimates fair value based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers to assist in the valuation.

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

The Company’s reserve for closed properties was $178, net of estimated sublease recoveries of $142, as of February 26, 2011 and $128, net of estimated sublease recoveries of $125, as of February 27, 2010. The Company recognized asset impairment charges of $39, $52 and $75 in fiscal 2011, 2010 and 2009, respectively.

Goodwill and Intangible Assets with Indefinite Useful Lives

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business which consist of traditional retail stores, hard-discount stores, and supply chain services. Fair values are determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Fair value calculations contain significant judgments and estimates related to each reporting unit’s projected future revenues, profitability and cash flows. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends and specific plans in place. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition. The Company has sufficient current and historical information available to support its judgments and estimates. However, if actual results are not consistent with the Company’s estimates, future operating results may be materially impacted.

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

The Company undertook reviews for impairment of goodwill and intangible assets with indefinite useful lives twice during the year. During the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company completed an impairment review and recorded non-cash impairment charges of $1,840, comprised of a $1,619 reduction to the carrying value of goodwill and a $221 reduction to the carrying value of indefinite-lived trademarks and tradenames within the traditional retail operating segment.

The result of the annual review of goodwill undertaken in the fourth quarter indicated no goodwill impairment charges were required. The initial review of goodwill for impairment indicated that the $1,137 carrying value of traditional retail stores’ goodwill exceeded its estimated fair value. Further assessment of the fair value of implied goodwill based on the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities did not indicate impairment. Future appreciation of the fair value of the reporting unit assets and liabilities may impact the results of the assessment if similar analysis is required in a future period. The fair value of supply chain services’ goodwill exceeded its $710 carrying value by greater than 5 percent and the fair value of the hard-discount stores’ goodwill substantially exceeded its $137 carrying value. If the Company’s stock price experiences a significant and sustained decline, or other events or changes in circumstances, such as operating results not meeting plan indicate that impairment may have occurred, the Company would reassess the fair value of the implied goodwill compared to the carrying value.

The results of the annual fourth quarter impairment review of intangible assets with indefinite useful lives indicated that the carrying value of certain Acquired Trademarks exceeded their estimated fair value and an impairment charge of $30 was recorded. If the variable factors discussed above change significantly, the Company would be required to reassess the fair value of the intangible assets with indefinite useful lives compared to the carrying value.

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

In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities. Any projection of losses concerning workers’ compensation, healthcare and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, regulatory changes, benefit level changes and actual claim settlement patterns. The majority of the self-insurance liability for workers’ compensation is related to claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers and providers. In recent years, there has been an increase in the number of legislative reforms and judicial rulings affecting the handling of claim activity. The impact of many of these variables on ultimate costs is difficult to estimate. The effects of changes in such estimated items are included in results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period. If, in the future, the Company was to experience significant volatility in the amount and timing of cash payments compared to its earlier estimates, the Company would assess whether to continue to discount these liabilities. The Company had self-insurance liabilities of approximately $1,050, net of the discount of $178, and $1,101, net of the discount of $191, as of February 26, 2011 and February 27, 2010, respectively. As of February 26, 2011, each 25 basis point change in the discount rate would impact the self-insurance liabilities by approximately $1.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. The discount rate is based on current investment yields on high-quality fixed-income investments. The expected long-term rate of return on plan assets is based on the historical experience of the Company’s investment portfolio and the projected returns by asset category. Over the 10-year period ended February 26, 2011 and February 27, 2010, the average rate of return on plan assets was approximately 5 percent and 4 percent, respectively. The 10-year average rate of return on pension assets for fiscal 2011 and fiscal 2010 are lower than the assumed long-term rate of return of 7.75 percent due to the unprecedented decline in the economy and the credit market turmoil during fiscal 2009. The Company expects that the markets will recover to the assumed long-term rate of return. In accordance with accounting standards, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

During fiscal 2011, the Company contributed $163 to its pension plans and $6 to its postretirement benefit plans, and expects to contribute $70 to its pension plans and $8 to its postretirement benefit plans in fiscal 2012.

For fiscal 2012, each 25 basis point reduction in the discount rate would increase pension expense by approximately $10 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $4. Similarly, for postretirement benefits, a 100 basis point change in the healthcare cost trend rate would impact the accumulated postretirement benefit obligation as of the end of fiscal 2011 by approximately $12 and the service and interest cost by $1 in fiscal 2012. Although the Company believes that its assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

In addition, the Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act of 2006 and Section 412(e) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. The Company contributed $135, $143 and $147 to these plans for fiscal 2011, 2010 and 2009, respectively.

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

The Company’s effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which the Company operates. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, the Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. The Company also provides interest on these liabilities at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from the Company’s estimates due to changes in facts, circumstances and new information. As of February 26, 2011 and February 27, 2010, the Company had $182 and $133 of unrecognized tax benefits, respectively.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to realize. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that the Company was more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. The Company had a valuation allowance of $24 and $161 as of February 26, 2011 and February 27, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,163, $1,474 and $1,534 in fiscal 2011, 2010 and 2009, respectively. The decrease in cash provided by operating activities in fiscal 2011 compared to fiscal 2010 is primarily attributable to changes in deferred income taxes, operating assets and liabilities, and Net loss, adjusted for the impact of non-cash impairment charges. The decrease in cash provided by operating activities in fiscal 2010 compared to fiscal 2009 is primarily attributable to decreased Net earnings, adjusted for the impact of non-cash impairment charges, depreciation and amortization and LIFO expense, substantially offset by the changes in deferred income taxes and operating assets and liabilities.

Net cash used in investing activities was $227, $459 and $1,014 in fiscal 2011, 2010 and 2009, respectively. The decrease in cash used in investing activities in fiscal 2011 compared to fiscal 2010 and in fiscal 2010 compared to fiscal 2009 is primarily attributable to higher proceeds from the sale of assets and lower capital spending.

Net cash used in financing activities was $975, $1,044 and $523 in fiscal 2011, 2010 and 2009, respectively. The decrease in cash used in financing activities in fiscal 2011 compared to fiscal 2010 is primarily attributable to lower dividends paid compared to last year. The increase in cash used in financing activities in fiscal 2010 compared to fiscal 2009 is primarily attributable to higher levels of debt reduction.

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

On April 5, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an extension of the maturity of portions of the senior secured credit facilities provided under the original credit agreement, which included a five-year revolving credit facility (the “Revolving Credit Facility”), a five-year term loan (“Term Loan A”) and a six-year term loan (“Term Loan B”). Under the Credit Agreement, $1,500 of the Revolving Credit Facility was extended until April 5, 2015 and $500 of Term Loan B (“Term Loan B-2”) was extended until October 5, 2015. The remaining $600 of the Revolving Credit Facility will expire on June 2, 2011 and the remaining $502 of Term Loan B (“Term Loan B-1”) will mature on June 2, 2012. The maturity date of Term Loan A was not extended and will mature on June 2, 2011.

The fees and rates in effect on outstanding borrowings under the Credit Agreement are based on the Company’s current credit ratings. Borrowings under the non-extended portion of the Revolving Credit Facility, if any, carry an interest rate of LIBOR plus 1.25 percent, borrowings under Term Loan A carry an interest rate of LIBOR plus 1.125 percent and borrowings under Term Loan B-1 carry an interest rate of LIBOR plus 1.375 percent. Borrowings under the extended portion of the Revolving Credit Facility, if any, carry an interest rate of LIBOR plus 2.50 percent and borrowings under Term Loan B-2 carry an interest rate of LIBOR plus 3.25 percent. Facility fees under the non-extended and extended portions of the Revolving Credit Facility are 0.30 percent and 0.625 percent, respectively. The Company pays fees of up to 2.75 percent on the outstanding balance of the letters of credit issued under the extended Revolving Credit Facility. Borrowings under the term loans may be repaid, in full or in part, at any time without penalty.

The Credit Agreement reset covenants which are generally less restrictive than the covenants that existed prior to April 5, 2010. Specifically, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through

December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.5 to 1.0 at February 26, 2011. Additionally, the Company must maintain an interest expense coverage ratio of not less than 2.20 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.30 to 1.0 thereafter. The Company’s interest expense ratio was 2.6 to 1.0 at February 26, 2011.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. The facility fee in effect on February 26, 2011, based on the Company’s current credit ratings, was 1.00 percent.

As of February 26, 2011, the Company had $30 of debt with current maturities that are classified in Long-term debt in the Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

On April 6, 2011, the Company announced that it is seeking the consent of lenders to amend its existing senior secured credit facilities to allow for the extension of Term Loan B-1 due in June 2012 to April 2018. The Company expects to complete the amendment in late April 2011.

Annual cash dividends declared for fiscal 2011, 2010 and 2009, were $0.3500, $0.6100 and $0.6875 per share, respectively. The Company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

Capital spending for fiscal 2011 was $604, including $7 of capital leases. Capital spending primarily included store remodeling activity, new retail stores and technology expenditures. The Company’s capital spending for fiscal 2012 is projected to be approximately $700 to $750, including capital leases.

Fiscal 2012 total debt reduction is estimated to be approximately $500 to $550.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 26, 2011. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 26, 2011, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $116 and represented approximately $86 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. The Company contributed $135, $143 and $147 to these plans for fiscal 2011, 2010 and 2009, respectively.

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

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s significant contractual obligations as of February 26, 2011.

	Payments Due Per Period
			Fiscal	Fiscal
		Fiscal	2013-	2015-
	Total	2012	2014	2016	Thereafter

Contractual Obligations:
Long-term debt (1)	$5,847	$338	$1,146	$1,082	$3,281
Interest on long-term debt (2)	3,774	361	659	574	2,180
Capital leases (3)	1,882	144	285	275	1,178
Operating leases (4)	2,817	321	579	492	1,425
Benefit obligations (5)	7,005	141	257	276	6,331
Construction commitments	24	24	—	—	—
Deferred income taxes	247	(57)	32	32	240
Purchase obligations (6)	877	583	239	55	—
Self-insurance obligations	1,228	275	347	186	420

Total	$23,701	$2,130	$3,544	$2,972	$15,055

(1)	Long-term debt amounts exclude the net discount on acquired debt and original issue discounts.

(2)	Amounts include contractual interest payments using the interest rate as of February 26, 2011 applicable to the Company’s variable interest debt instruments and stated fixed rates for all other debt instruments.

(3)	Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $32, $7, $10, $7 and $8, respectively.

(4)	Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $295, $61, $95, $50 and $89, respectively.

(5)	The Company’s benefit obligations include the undiscounted obligations related to sponsored defined benefit pension and postretirement benefit plans and deferred compensation plans. The defined benefit pension plan has plan assets of approximately $1,896 as of the end of February 26, 2011.

(6)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 26, 2011, future purchase obligations existed that primarily related to supply contracts. In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

Unrecognized tax benefits as of February 26, 2011 of $182 are not included in the contractual obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be fully determined. However, the Company expects to resolve $34, net, of unrecognized tax benefits within the next 12 months.

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

	Summary of Financial Instruments
	February 26,
	2011		Aggregate payments by fiscal year
	Fair
	Value	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions, except rates)

Notes receivable
Principal receivable	$47	$44	$12	$14	$4	$7	$1	$6
Average rate receivable		6.4%	5.2%	5.7%	8.1%	6.9%	9.0%	7.9%
Debt with variable interest rates
Principal payments	$1,492	$1,501	$306	$498	$105	$23	$569	$—
Average variable rate		2.3%	1.4%	1.7%	1.3%	1.0%	3.6%	—%
Debt with fixed interest rates
Principal payments	$3,917	$4,346	$32	$308	$235	$490	$—	$3,281
Average fixed rate		7.6%	4.2%	7.5%	7.1%	7.5%	—%	7.7%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 26, 2011 and February 27, 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 26, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended February 26, 2011. We also have audited SUPERVALU INC.’s internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on SUPERVALU INC.’s internal control over financial reporting, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 26, 2011 and February 27, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 26, 2011, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/  KPMG LLP

Minneapolis, Minnesota
April 21, 2011

SUPERVALU INC. and Subsidiaries

CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(In millions)

	February 26, 2011	February 27, 2010	February 28, 2009
	(52 weeks)	(52 weeks)	(53 weeks)

Net sales
Retail food	$28,911	$31,637	$34,664
% of total	77.0%	77.9%	77.8%
Supply chain services	8,623	8,960	9,900
% of total	23.0%	22.1%	22.2%

Total net sales	$37,534	$40,597	$44,564
	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food	$(1,212)	$989	$(2,315)
% of sales	(4.2)%	3.1%	(6.7)%
Supply chain services	337	299	307
% of sales	3.9%	3.3%	3.1%
Corporate	(101)	(87)	(149)

Total operating earnings (loss)	(976)	1,201	(2,157)
% of sales	(2.6)%	3.0%	(4.8)%
Interest expense, net	547	569	622

Earnings (loss) before income taxes	(1,523)	632	(2,779)
Income tax provision (benefit)	(13)	239	76

Net earnings (loss)	$(1,510)	$393	$(2,855)

Depreciation and amortization
Retail food	$849	$876	$968
Supply chain services	76	81	89

Total	$925	$957	$1,057

Capital expenditures
Retail food	$559	$642	$1,112
Supply chain services	45	49	100

Total	$604	$691	$1,212

Identifiable assets
Retail food	$11,589	$14,035	$14,950
Supply chain services	2,050	2,214	2,444
Corporate	119	187	210

Total	$13,758	$16,436	$17,604

Refer to Note 14 – Segment Information in the accompanying Notes to Consolidated Financial Statements for additional information concerning the Company’s reportable segments.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	February 26, 2011	February 27, 2010	February 28, 2009
	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$37,534	$40,597	$44,564
Cost of sales	29,124	31,444	34,451

Gross profit	8,410	9,153	10,113
Selling and administrative expenses	7,516	7,952	8,746
Goodwill and intangible asset impairment charges	1,870	—	3,524

Operating earnings (loss)	(976)	1,201	(2,157)

Interest
Interest expense	554	576	633
Interest income	7	7	11

Interest expense, net	547	569	622

Earnings (loss) before income taxes	(1,523)	632	(2,779)
Income tax provision (benefit)	(13)	239	76

Net earnings (loss)	$(1,510)	$393	$(2,855)

Net earnings (loss) per share—basic	$(7.13)	$1.86	$(13.51)
Net earnings (loss) per share—diluted	$(7.13)	$1.85	$(13.51)
Weighted average number of shares outstanding
Basic	212	212	211
Diluted	212	213	211

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 26,	February 27,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$172	$211
Receivables, net	743	814
Inventories	2,270	2,342
Other current assets	235	344

Total current assets	3,420	3,711

Property, plant and equipment, net	6,604	7,026
Goodwill	1,984	3,698
Intangible assets, net	1,170	1,493
Other assets	580	508

Total assets	$13,758	$16,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,107	$2,199
Accrued vacation, compensation and benefits	554	576
Current maturities of long-term debt and capital lease obligations	403	613
Other current liabilities	722	779

Total current liabilities	3,786	4,167

Long-term debt and capital lease obligations	6,348	7,022
Other liabilities	2,284	2,360
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,855	2,857
Accumulated other comprehensive loss	(446)	(478)
Retained earnings (deficit)	(778)	806
Treasury stock, at cost, 18 and 18 shares, respectively	(521)	(528)

Total stockholders’ equity	1,340	2,887

Total liabilities and stockholders’ equity	$13,758	$16,436

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

				Accumulated
		Capital in		Other		Total
	Common	Excess	Treasury	Comprehensive	Retained	Stockholders’	Comprehensive
	Stock	of Par Value	Stock	Losses	Earnings	Equity	Income (Loss)

Balances as of February 23, 2008	$230	$2,822	$(547)	$(95)	$3,543	$5,953
Net loss	—	—	—	—	(2,855)	(2,855)	$(2,855)
Pension and other postretirement activity (net of tax of $261)	—	—	—	(408)	—	(408)	(408)
Sales of common stock under option plans	—	2	12	—	—	14	—
Cash dividends declared on common stock $0.6875 per share	—	—	—	—	(146)	(146)	—
Compensation under employee incentive plans	—	29	17	—	—	46	—
Purchase of shares for treasury	—	—	(23)	—	—	(23)	—

Balances as of February 28, 2009	230	2,853	(541)	(503)	542	2,581	$(3,263)

Net earnings	—	—	—	—	393	393	$393
Pension and other postretirement activity (net of tax of $13)	—	—	—	25	—	25	25
Sales of common stock under option plans	—	(12)	1	—	—	(11)	—
Cash dividends declared on common stock $0.6100 per share	—	—	—	—	(129)	(129)	—
Compensation under employee incentive plans	—	16	12	—	—	28	—

Balances as of February 27, 2010	230	2,857	(528)	(478)	806	2,887	$418

Net loss	—	—	—	—	(1,510)	(1,510)	$(1,510)
Pension and other postretirement activity (net of tax of $28)	—	—	—	32	—	32	32
Sales of common stock under option plans	—	(7)	4	—	—	(3)	—
Cash dividends declared on common stock $0.3500 per share	—	—	—	—	(74)	(74)	—
Compensation under employee incentive plans	—	5	6	—	—	11	—
Purchase of shares for treasury	—	—	(3)	—	—	(3)	—

Balances as of February 26, 2011	$230	$2,855	$(521)	$(446)	$(778)	$1,340	$(1,478)

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 26,	February 27,	February 28,
	2011	2010	2009
	(52 weeks)	(52 weeks)	(53 weeks)

Cash flows from operating activities
Net earnings (loss)	$(1,510)	$393	$(2,855)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	1,870	—	3,524
Asset impairment and other charges	116	74	169
Gain on sale of assets	(52)	(33)	(9)
Depreciation and amortization	925	957	1,057
LIFO charge	18	8	78
Deferred income taxes	(94)	151	(118)
Stock-based compensation	15	31	44
Other adjustments	41	27	(25)
Changes in operating assets and liabilities:
Receivables	46	55	68
Inventories	21	326	(12)
Accounts payable and accrued liabilities	(103)	(267)	(216)
Income taxes receivable	(22)	(172)	(83)
Other changes in operating assets and liabilities	(108)	(76)	(88)

Net cash provided by operating activities	1,163	1,474	1,534

Cash flows from investing activities
Proceeds from sale of assets	360	215	117
Purchases of property, plant and equipment	(597)	(681)	(1,186)
Other	10	7	55

Net cash used in investing activities	(227)	(459)	(1,014)

Cash flows from financing activities
Proceeds from issuance of long-term debt	180	943	215
Payment of long-term debt and capital lease obligations	(1,065)	(1,830)	(581)
Dividends paid	(74)	(147)	(145)
Net proceeds from the sale of common stock under option plans and related tax benefits	2	—	11
Payment for purchase of treasury shares	(3)	—	(23)
Other	(15)	(10)	—

Net cash used in financing activities	(975)	(1,044)	(523)

Net decrease in cash and cash equivalents	(39)	(29)	(3)
Cash and cash equivalents at beginning of year	211	240	243

Cash and cash equivalents at end of year	$172	$211	$240

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions and related obligations	$7	$10	$26
Purchases of property, plant and equipment included in Accounts payable	$69	$69	$98
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$513	$538	$614
Income taxes paid (net of refunds)	$11	$187	$274

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”) is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under the Acme, Albertsons, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Save-A-Lot, Shaw’s, Shop ’n Save, Shoppers Food & Pharmacy and Star Market banners as well as in-store pharmacies under the Osco and Sav-on banners. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. References to the Company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks, except for the fourth quarter of fiscal 2009 which included 13 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertsons, Inc., the February 26, 2011 and February 27, 2010 Consolidated Balance Sheets include the assets and liabilities related to New Albertsons, Inc. as of February 24, 2011 and February 25, 2010, respectively.

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

Retail food advertising expenses are a component of Cost of sales in the Consolidated Statements of Earnings and are expensed as incurred. Retail food advertising expenses, net of cooperative advertising reimbursements, were $120, $137 and $184 for fiscal 2011, 2010 and 2009, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of February 26, 2011 and February 27, 2010, the Company had net book overdrafts of $360 and $330, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. The allowance for losses on receivables was $8 and $12 in fiscal 2011 and 2010, respectively. Bad debt expense was $12, $4 and $7 in fiscal 2011, 2010 and 2009, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

As of February 26, 2011 and February 27, 2010, approximately 79 percent of the Company’s inventories were valued using the last-in, first-out (“LIFO”) method. The Company uses a combination of the replacement cost method and the retail inventory method (“RIM”) to determine the current cost of its inventory before any LIFO reserve is applied. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The first-in, first-out method (“FIFO”) is primarily used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $282 and $264 as of February 26, 2011 and February 27, 2010, respectively.

During fiscal 2011, 2010 and 2009, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2011, 2010 and 2009 purchases. As a result, Cost of sales decreased by $11, $22 and $10 in fiscal 2011, 2010 and 2009, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and capitalized lease assets. Interest on property under construction of $8, $6 and $14 was capitalized in fiscal 2011, 2010 and 2009, respectively.

Goodwill and Intangible Assets

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business which consist of traditional retail stores, hard-discount stores and supply chain services. Fair values are determined by using both the market approach, applying a multiple of earnings based on guideline publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

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

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 0.6 percent to 5.1 percent for fiscal 2011 and 1.1 percent to 5.1 percent for fiscal 2010 and fiscal 2009.

Changes in the Company’s self-insurance liabilities consisted of the following:

	2011	2010	2009

Beginning balance	$1,101	$1,142	$1,132
Expense	154	190	269
Claim payments	(205)	(231)	(259)

Ending balance	1,050	1,101	1,142
Less current portion	(274)	(297)	(321)

Long-term portion	$776	$804	$821

The current portion of the reserves for self-insurance is included in Other current liabilities and the long-term portion is included in Other liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $178 and $191 as of February 26, 2011 and February 27, 2010, respectively.

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

Derivatives

The Company’s limited involvement with derivatives is primarily to manage its exposure to changes in interest rates and energy utilized in its stores and warehouses. The Company uses derivatives only to manage well-defined risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. The Company enters into energy commitments that it expects to utilize in the normal course of business.

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

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated using net earnings (loss) available to stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted net earnings (loss) per share, net earnings (loss) is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures if dilutive.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its existing standards related to the consolidation of a variable interest entity (“VIE”), which was effective for interim and annual fiscal periods beginning after November 15, 2009. The new standards require an entity to analyze whether its variable interests give it a controlling financial interest of a VIE and outlines what defines a primary beneficiary. The new standards amend generally accepted accounting principles by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE, among other amendments. The new standards also require enhanced disclosures regarding an entity’s involvement in a VIE. The Company adopted the amended standards effective February 28, 2010. The adoption of these new standards did not have a material effect on the Company’s Consolidated Financial Statements.

NOTE 2—	GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 28,			Other net	February 27,			Other net	February 26,
	2009	Additions	Impairments	adjustments	2010	Additions	Impairments	adjustments	2011

Goodwill:
Retail food goodwill	$6,164	$—	$—	$(50)	$6,114	$—	$—	$2	$6,116
Accumulated impairment losses	(3,223)	—	—	—	(3,223)	—	(1,619)	—	(4,842)

Total Retail food goodwill, net	2,941	—	—	(50)	2,891	—	(1,619)	2	1,274
Supply chain services goodwill	807	—	—	—	807	—	—	(97)	710

Total goodwill	$3,748	$—	$—	$(50)	$3,698	$—	$(1,619)	$(95)	$1,984

	February 28,	Additions/		Other net	February 27,	Additions/		Other net	February 26,
	2009	Amortization	Impairments	adjustments	2010	Amortization	Impairments	adjustments	2011

Intangible assets:
Trademarks and tradenames – indefinite useful lives	$1,069	$—	$(20)	$—	$1,049	$—	$(251)	$(18)	$780
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $280 and $238 as of February 26, 2011 and February 27, 2010, respectively)	706	8	—	(40)	674	12	—	(23)	663
Non-compete agreements (accumulated amortization of $4 and $5 as of February 26, 2011 and February 27, 2010, respectively)	10	1	—	2	13	1	—	(3)	11

Total intangible assets	1,785	9	(20)	(38)	1,736	13	(251)	(44)	1,454
Accumulated amortization	(201)	(59)	—	17	(243)	(57)	—	16	(284)

Total intangible assets, net	$1,584				$1,493				$1,170

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The Company undertook reviews for impairment of goodwill and intangible assets with indefinite useful lives twice during the year. During the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company completed an impairment review and recorded non-cash impairment charges of $1,840 related to the Retail food segment, comprised of a $1,619 reduction to the carrying value of goodwill and a $221 reduction to the carrying value of intangible assets with indefinite useful lives.

The result of the annual review of goodwill undertaken in the fourth quarter indicated no reduction to the carrying value of goodwill was required. The result of the annual fourth quarter impairment review of intangible assets with indefinite useful lives indicated that the carrying value of certain Acquired Trademarks exceeded their estimated fair value based on projected future revenues and recorded non-cash impairment charges of $30 related to the Retail food segment.

The impairment of goodwill and indefinite-lived intangible assets reflects the significant decline in the market capitalization and the weak economy.

During fiscal 2011 the Company recorded $95 reduction to Goodwill as a result of divesting Total Logistic Control. Refer to Note 15 – Divestiture.

As a result of planned retail market exits, as of February 27, 2010 the Company reclassified $36 of Goodwill and $79 of Property, plant and equipment and other intangible assets to assets held for sale. Assets held for sale is a component of Other current assets in the Consolidated Balance Sheets. During fiscal 2010 the Company also recorded the sale of assets, which included $14 of Goodwill, and impairment charges of $20 to its trademarks and tradenames.

Amortization expense of intangible assets with definite useful lives of $57, $59 and $65 was recorded in fiscal 2011, 2010 and 2009, respectively. Future amortization expense will be approximately $38 per year for each of the next five years.

NOTE 3—	RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES

Reserves for Closed Properties

Changes in the Company’s reserves for closed properties consisted of the following:

	2011	2010	2009

Beginning balance	$128	$167	$97
Additions	73	13	70
Payments	(40)	(48)	(22)
Adjustments	17	(4)	22

Ending balance	$178	$128	$167

During fiscal 2011, the Company recorded additional reserves primarily related to the closure of non-strategic stores announced and closed in the fourth quarter of fiscal 2011. During fiscal 2010 and 2009, the Company recorded additional reserves primarily related to the closure of non-strategic stores announced and closed in fiscal 2009. Adjustments to reserves for closed properties are primarily related to changes in subtenant income.

Property, Plant and Equipment-Related Impairment Charges

During fiscal 2011, the Company recorded $39 of property, plant and equipment-related impairment charges, of which $24 were recorded in the fourth quarter as a result of the closure of the non-strategic stores. During fiscal 2010, the Company recorded $52 of property, plant and equipment-related impairment charges, of which $43 were recorded in the fourth quarter as a result of the planned retail market exits.

Additions and adjustments to the reserves for closed properties and property, plant and equipment-related impairment charges for fiscal 2011, 2010 and 2009 were primarily related to the Retail food segment, and were recorded as a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

NOTE 4—	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	2011	2010

Land	$1,260	$1,277
Buildings	3,567	3,550
Property under construction	296	232
Leasehold improvements	1,627	1,602
Equipment	4,525	4,455
Capitalized lease assets	963	968

Total property plant and equipment	12,238	12,084
Accumulated depreciation	(5,263)	(4,724)
Accumulated amortization on capitalized lease assets	(371)	(334)

Total property, plant and equipment, net	$6,604	$7,026

Depreciation expense was $825, $852 and $945 for fiscal 2011, 2010 and 2009, respectively. Amortization expense related to capitalized lease assets was $57, $64 and $67 for fiscal 2011, 2010 and 2009, respectively.

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

Impairment charges recorded during fiscal 2011 and fiscal 2010 discussed in Note 2 – Goodwill and Intangible Assets and Note 3—Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges were measured at fair value using Level 3 inputs.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than the book value by approximately $3 as of February 26, 2011. The estimated fair value of notes receivable was less than book value by approximately $1 as of February 27, 2010. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $189 and $54 as of February 26, 2011 and February 27, 2010, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 6—	LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	2011	2010

1.39% to 4.75% Revolving Credit Facility and Variable Rate Notes due June 2011 – October 2015	$1,382	$1,415
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 – June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility	90	—
Notes and debentures paid off during fiscal 2011	—	834
Other	102	104
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(250)	(258)
Capital lease obligations	1,154	1,267

Total debt and capital lease obligations	6,751	7,635
Less current maturities of long-term debt and capital lease obligations	(403)	(613)

Long-term debt and capital lease obligations	$6,348	$7,022

Future maturities of long-term debt, excluding the net discount on the debt and capital lease obligations, as of February 26, 2011 consist of the following:

Fiscal Year

2012	$338
2013	806
2014	340
2015	514
2016	568
Thereafter	3,281

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

During fiscal 2007, the Company entered into senior secured credit facilities provided by a group of lenders consisting of a five-year revolving credit facility (the “Revolving Credit Facility”), a five-year term loan (“Term Loan A”) and a six-year term loan (“Term Loan B”). On April 5, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for an extension of the maturity of portions of the senior secured credit facilities provided under the original credit agreement. Specifically, $1,500 of the Revolving Credit Facility was extended until April 5, 2015 and $500 of Term Loan B (“Term Loan B-2”) was extended until October 5, 2015. The remaining $600 of the Revolving Credit Facility will expire on June 2, 2011 and the remaining $502 of Term Loan B (“Term Loan B-1”) will mature on June 2, 2012. The maturity date of Term Loan A was not extended and will mature on June 2, 2011.

The fees and rates in effect on outstanding borrowings under the Credit Agreement are based on the Company’s current credit ratings. As of February 26, 2011, there was $14 of outstanding borrowings under the non-extended portion of the Revolving Credit Facility at LIBOR plus 1.25 percent, Term Loan A had a remaining principal balance of $281 at LIBOR plus 1.125 percent, all of which was classified as current, and Term Loan B-1 had a remaining principal balance of $498 at LIBOR plus 1.375 percent, of which $5 was classified as current. There was $93 of outstanding borrowings under the extended portion of the Revolving Credit Facility at rates ranging from LIBOR plus 2.50 percent to Prime plus 1.50 percent and Term Loan B-2 had a remaining principal balance of $496 at LIBOR plus 3.25 percent, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $315 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,678. The Company also had $4 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the non-extended and extended portions of the Revolving Credit Facility are 0.30 percent and 0.625 percent, respectively. Borrowings under the term loans may be repaid, in full or in part, at any time without penalty.

The Credit Agreement reset covenants which are generally less restrictive than the covenants that existed prior to April 5, 2010. Specifically, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.5 to 1.0 at February 26, 2011. Additionally, the Company must maintain an interest expense coverage ratio of not less than 2.20 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.30 to 1.0 thereafter. The Company’s interest expense ratio was 2.6 to 1.0 at February 26, 2011.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of February 26, 2011, there was $90 of outstanding borrowings at 1.32 percent under this facility and the facility fee in effect, based on the Company’s current credit ratings, was 1.00 percent. As of February 26, 2011, there were $284 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheet.

As of February 26, 2011, the Company had $30 of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

NOTE 7—	LEASES

The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, to a limited extent, include options to purchase.

Future minimum lease payments to be made by the Company for noncancellable operating leases and capital leases as of February 26, 2011 consist of the following:

	Lease Obligations
	Operating	Capital
	Leases	Leases

Fiscal Year
2012	$382	$151
2013	354	149
2014	320	146
2015	288	143
2016	254	139
Thereafter	1,513	1,186

Total future minimum obligations	$3,111	1,914

Less interest		(760)

Present value of net future minimum obligations		1,154
Less current obligations		(66)

Long-term obligations		$1,088

Total future minimum obligations have not been reduced for future minimum subtenant rentals of $295 under certain operating subleases.

Rent expense and subtenant rentals under operating leases consisted of the following:

	2011	2010	2009

Minimum rent	$435	$455	$460
Contingent rent	5	6	8

	440	461	468
Subtenant rentals	(66)	(66)	(67)

	$374	$395	$401

The Company leases certain property to third parties under both operating and direct financing leases. Under the direct financing leases, the Company leases buildings to independent retail customers with terms ranging from five to 20 years. Future minimum lease and subtenant rentals under noncancellable leases as of February 26, 2011 consist of the following:

	Lease Receipts
		Direct
	Operating	Financing
	Leases	Leases

Fiscal Year
2012	$24	$4
2013	22	4
2014	13	3
2015	9	3
2016	7	2
Thereafter	17	7

Total minimum lease receipts	$92	23

Less unearned income		(5)

Net investment in direct financing leases		18
Less current portion		(3)

Long-term portion		$15

The carrying value of owned property leased to third parties under operating leases was as follows:

	2011	2010

Property, plant and equipment	$24	$20
Less accumulated depreciation	(6)	(6)

Property, plant and equipment, net	$18	$14

NOTE 8—	INCOME TAXES

The provision for income taxes consisted of the following:

	2011	2010	2009

Current
Federal	$2	$65	$148
State	—	9	46

Total current	2	74	194
Deferred	(15)	165	(118)

Total provision	$(13)	$239	$76

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings (losses) before income taxes is attributable to the following:

	2011	2010	2009

Federal taxes based on statutory rate	$(533)	$221	$(973)
State income taxes, net of federal benefit	(4)	20	(7)
Goodwill impairment	542	—	1,060
Other	(18)	(2)	(4)

Total provision	$(13)	$239	$76

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consisted of the following:

	2011	2010

Deferred tax assets:
Compensation and benefits	$435	$505
Self-insurance	241	239
Property, plant and equipment and capitalized lease assets	452	452
Capital and net operating loss carryforwards	38	179
Other	163	194

Gross deferred tax assets	1,329	1,569
Valuation allowance	(24)	(161)

Total deferred tax assets	1,305	1,408

Deferred tax liabilities:
Property, plant and equipment and capitalized lease assets	(345)	(385)
Inventories	(267)	(252)
Debt discount	(78)	(81)
Intangible assets	(342)	(473)
Other	(26)	(34)

Total deferred tax liabilities	(1,058)	(1,225)

Net deferred tax asset	$247	$183

The Company has valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Company currently has state net operating loss (“NOL”) carryforwards of $790 for tax purposes. The NOL carryforwards expire beginning in 2012 and continuing through 2029 and have a $24 valuation allowance.

Changes in the Company’s unrecognized tax benefits consisted of the following:

	2011	2010	2009

Beginning balance	$133	$114	$146
Increase based on tax positions related to the current year	18	7	5
Decrease based on tax positions related to the current year	(1)	(4)	—
Increase based on tax positions related to prior years	41	34	22
Decrease based on tax positions related to prior years	(9)	(14)	(37)
Decrease due to lapse of statute of limitations	—	(4)	(22)

Ending balance	$182	$133	$114

Included in the balance of unrecognized tax benefits as of February 26, 2011, February 27, 2010 and February 28, 2009 are tax positions of $82, net of tax, $58, net of tax, and $57, net of tax, respectively, that would reduce the Company’s effective tax rate if recognized in future periods.

The Company expects to resolve $34, net, of unrecognized tax benefits within the next 12 months, representing several individually insignificant income tax positions. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would occur as a result of potential settlements from these negotiations. Based on the information available as of February 26, 2011, the Company does not anticipate significant additional changes to its unrecognized tax benefits.

The Company recognized (income) expense related to interest and penalties, net of settlement adjustments, of $10, ($2) and $26 for fiscal 2011, 2010 and 2009, respectively. In addition to the liability for unrecognized tax benefits, the Company had a liability of $50 and $44 as of February 26, 2011 and February 27, 2010, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other liabilities in the Consolidated Balance Sheets. The Company settled various audits during fiscal 2011 and fiscal 2010 resulting in payments of $4 and $21, respectively, for interest and penalties.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of February 26, 2011, the Company is no longer subject to federal income tax examinations for fiscal years before 2007 and in most states is no longer subject to state income tax examinations for fiscal years before 2005.

NOTE 9—	STOCK-BASED AWARDS

As of February 26, 2011, the Company has stock options and restricted stock awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2007 Stock Plan, 2002 Stock Plan, 1997 Stock Plan, 1993 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2007 Stock Plan, as approved by stockholders in May 2007, is the only plan under which stock-based awards may be granted. The 2007 Stock Plan provides that the Board of Directors or the Leadership Development and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock-based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years and effective in fiscal 2006, stock-based awards granted will not be for a term of more than seven years.

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

The Company reserved 35 shares for grant as part of the 2007 Stock Plan. As of February 26, 2011, there were 20 shares available for grant. Common stock is delivered out of treasury stock upon the exercise of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or the Compensation Committee.

Stock Options

Stock options granted, exercised and outstanding consisted of the following:

			Weighted Average
	Shares	Weighted	Remaining	Aggregate
	Under Option	Average	Contractual Term	Intrinsic Value
	(In thousands)	Exercise Price	(In years)	(In thousands)

Outstanding, February 27, 2010	21,374	$31.67
Granted	3,228	12.66
Exercised	(129)	14.74
Canceled and forfeited	(2,469)	27.94

Outstanding, February 26, 2011	22,004	$29.40	3.24	$7

Vested and expected to vest in future as of February 26, 2011	21,657	$29.64	3.20	$6
Exercisable as of February 26, 2011	16,645	$32.54	2.54	$—

The weighted average grant date fair value of all stock options granted during fiscal 2011, 2010 and 2009 was $3.99, $4.92 and $7.91 per share, respectively. The total intrinsic value of stock options exercised during fiscal 2011, 2010, and 2009 was $1, $1 and $4, respectively. Intrinsic value is measured using the fair market value as of the date of exercise for stock options exercised and the fair market value as of February 26, 2011, less the applicable exercise price.

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

The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	2011	2010	2009

Dividend yield	2.0%	2.0%	2.0%
Volatility rate	42.8 – 50.2%	38.4 – 42.2%	28.1 – 59.4%
Risk-free interest rate	1.1 – 1.8%	1.8 – 2.8%	1.0 – 3.6%
Expected option life	4.0 – 5.4 years	4.0 – 5.4 years	1.0 – 5.4 years

Restricted Stock Awards

Restricted stock award activity consisted of the following:

	Restricted	Weighted Average
	Stock	Grant-Date
	(In thousands)	Fair Value

Outstanding, February 27, 2010	1,303	$22.28
Granted	80	13.47
Lapsed	(295)	13.45
Canceled and forfeited	(233)	28.94

Outstanding, February 26, 2011	855	$17.86

Compensation Expense

The components of pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Consolidated Statements of Earnings) and related tax benefits were as follows:

	2011	2010	2009

Stock-based compensation	$15	$31	$44
Income tax benefits	(6)	(12)	(17)

Stock-based compensation (net of tax)	$9	$19	$27

The Company realized excess tax benefits (shortfalls) of $(2), $(1), and $1 related to stock-based awards during fiscal 2011, 2010 and 2009, respectively.

Unrecognized Compensation Expense

As of February 26, 2011, there was $21 of unrecognized compensation expense related to unvested stock-based awards granted under the Company’s stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

NOTE 10—	TREASURY STOCK PURCHASE PROGRAM

On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and continues through June 2011. As of February 26, 2011, there remained $70 available to repurchase the Company’s common stock.

During fiscal 2011, the Company purchased 0.2 shares under the previously existing share purchase program at an average cost of $12.97 per share. The Company did not purchase any shares during fiscal 2010. During 2009 the Company purchased 0.2 shares under former share repurchase programs.

NOTE 11—	NET EARNINGS (LOSS) PER SHARE

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	2011	2010	2009

Net earnings (loss) per share—basic:
Net earnings (loss)	$(1,510)	$393	$(2,855)
Deduct: undistributed net earnings allocable to contingently convertible debentures	—	—	—

Net earnings (loss) available to common stockholders	$(1,510)	$393	$(2,855)

Weighted average shares outstanding—basic	212	212	211
Net earnings (loss) per share—basic	$(7.13)	$1.86	$(13.51)
Net earnings (loss) per share—diluted:
Net earnings (loss)	$(1,510)	$393	$(2,855)
Interest related to dilutive contingently convertible debentures, net of tax	—	1	—

Net earnings (loss) used for diluted net earnings per share calculation	$(1,510)	$394	$(2,855)

Weighted average shares outstanding—basic	212	212	211
Dilutive impact of options and restricted stock outstanding	—	1	—
Dilutive impact of convertible securities	—	—	—

Weighted average shares outstanding—diluted	212	213	211

Net earnings (loss) per share—diluted	$(7.13)	$1.85	$(13.51)

Options and restricted stock of 24 shares were outstanding during fiscal 2011 and 22 shares were outstanding during fiscal 2010 and 2009, but were excluded from the computation of diluted net earnings per share because they were antidilutive.

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

The benefit obligation, fair value of plan assets and funded status of the defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,320	$1,922	$131	$117
Service cost	8	6	2	2
Interest cost	137	138	8	8
Transfers	(1)	(1)	—	—
Actuarial loss (gain)	146	335	13	10
Benefits paid	(95)	(80)	(6)	(6)

Benefit obligation at end of year	2,515	2,320	148	131

Changes in Plan Assets
Fair value of plan assets at beginning of year	1,557	1,008	—	—
Actual return on plan assets	272	503	—	—
Employer contributions	163	126	6	6
Plan participants’ contributions	—	—	8	7
Benefits paid	(96)	(80)	(14)	(13)

Fair value of plan assets at end of year	1,896	1,557	—	—

Funded status at end of year	$(619)	$(763)	$(148)	$(131)

For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The Company’s accumulated benefit obligation for the defined benefit pension plans was $2,500 and $2,300 as of February 26, 2011 and February 27, 2010, respectively.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010

Accrued vacation, compensation and benefits	$(3)	$(2)	$(8)	$(8)
Other liabilities	(616)	(761)	(140)	(123)

	$(619)	$(763)	$(148)	$(131)

Amounts recognized in accumulated other comprehensive losses for the defined benefit pension plans and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010

Prior service benefit	$—	$—	$27	$33
Net actuarial loss	(702)	(780)	(48)	(37)

Total recognized in accumulated other comprehensive losses	$(702)	$(780)	$(21)	$(4)

Total recognized in accumulated other comprehensive losses, net of tax	$(430)	$(475)	$(16)	$(3)

Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits			Other Postretirement Benefits
Net Periodic Benefit Cost	2011	2010	2009	2011	2010	2009

Service cost	$8	$6	$7	$2	$2	$1
Interest cost	137	138	129	8	8	10
Expected return on plan assets	(123)	(129)	(142)	—	—	—
Amortization of prior service benefit	—	—	—	(6)	(6)	(1)
Amortization of net actuarial loss	65	10	1	2	2	3
Settlement	9	2	—	—	—	—

Net periodic benefit expense (income)	96	27	(5)	6	6	13

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Prior service benefit	—	—	—	—	—	(38)
Amortization of prior service benefit	—	—	—	6	6	1
Net actuarial loss (gain)	(12)	(42)	707	13	10	3
Amortization of net actuarial loss	(65)	(10)	(1)	(2)	(2)	(3)

Total recognized in other comprehensive income (loss)	(77)	(52)	706	17	14	(37)

Total recognized in net periodic benefit expense and other comprehensive income (loss)	$19	$(25)	$701	$23	$20	$(24)

The estimated net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit cost for the defined benefit pension plans during fiscal 2012 is $93. The estimated net amount of prior service benefit and net actuarial loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during fiscal 2012 is $2.

Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2011	2010	2009

Benefit obligation assumptions:
Discount rate(2)	5.60%	6.00%	7.35%
Rate of compensation increase	2.00%	3.00%	3.25%
Net periodic benefit cost assumptions:(1)
Discount rate(2)	6.00%	7.35%	6.75%
Rate of compensation increase	3.00%	3.25%	3.75%
Expected return on plan assets(3)	7.75%	8.00%	8.00%

(1)	Net periodic benefit cost is measured using weighted average assumptions as of the beginning of each year.

(2)	The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used by the Company.

(3)	Expected long-term return on plan assets is estimated by asset class and is generally based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets, the active total return-oriented portfolio management style as well as the diversification needs and rebalancing characteristics of the plan. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies in order to assess the capital market assumptions.

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before and after age 65 was 8.0 percent, as of February 26, 2011. The assumed healthcare cost trend rate for retirees before and after age 65 will decrease by 0.25 percent for each of the next six years, through fiscal 2017, 0.50 percent in fiscal 2018, and 1.0 percent in fiscal 2019, until it reaches the ultimate trend rate of 5.0 percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption has a significant impact on the amounts reported. For example, a 100 basis point change in the trend rate would impact the Company’s accumulated postretirement benefit obligation as of the end of fiscal 2011 by approximately $12 and the service and interest cost by approximately $1 for fiscal 2012.

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

The asset allocation guidelines and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2011	2010

Domestic equity	31.8%	35.5%	42.3%
International equity	15.7%	18.0%	21.6%
Private equity	7.5%	3.5%	2.2%
Fixed income	35.0%	35.6%	33.7%
Real estate	10.0%	7.3%	-
Cash and other	-	0.1%	0.2%

Total	100.0%	100.0%	100.0%

The following is a description of the valuation methodologies used for investments measured at fair value:

Common stock— Valued at the closing price reported in the active market in which the individual securities are traded.

Common collective trusts—Valued at Net Asset Value (“NAV”), which is based on the value of the underlying securities owned by the fund and divided by the number of shares outstanding.

Corporate bonds— Valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Government securities— Certain government securities are valued at the closing price reported in the active market in which the security is traded. Other government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Mortgage-backed securities— Valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Private equity— Valued using closing prices of comparable securities with similar terms or valued at NAV, which is based on the value of the underlying securities owned by the fund and divided by the number of shares outstanding.

Mutual funds— Certain mutual funds are valued at the closing price reported in the active market in which the individual securities are traded. Other mutual funds are valued at NAV, which is based on the value of the underlying securities owned by the fund and divided by the number of shares outstanding.

Other—Valued under an approach that maximizes observable inputs, such as gathering consensus data from the market participant’s best estimate of mid-market for actual trades or positions held.

The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuations methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The fair value of assets of the Company’s benefit plans held in a master trust as of February 26, 2011, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total

Common stock	$718	$33	$—	$751
Common collective trusts – fixed income	—	276	—	276
Common collective trusts – equity	—	199	—	199
Government securities	68	93	—	161
Mutual funds	—	149	—	149
Corporate bonds	15	128	—	143
Real estate partnerships	—	—	95	95
Private equity	—	—	66	66
Mortgage backed securities	—	50	—	50
Other	1	5	—	6

Total plan assets at fair value	$802	$933	$161	$1,896

The fair value of assets of the Company’s benefit plans held in a master trust as of February 27, 2010, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total

Common stock	$644	$28	$—	$672
Common collective trusts – fixed income	—	232	—	232
Common collective trusts – equity	—	227	—	227
Government securities	52	86	—	138
Mutual funds	1	8	—	9
Corporate bonds	1	175	—	176
Private equity	—	—	35	35
Mortgage backed securities	—	65	—	65
Other	—	3	—	3

Total plan assets at fair value	$698	$824	$35	$1,557

The following is a summary of changes in the fair value for level 3 investments for 2011 and 2010:

	Real Estate
	Partnerships	Private Equity

Beginning balance, March 1, 2009	$—	$14
Unrealized gains relating to instruments still held at the reporting date	—	3
Purchases, sales, issuances and settlements (net)	—	18

Ending balance, February 27, 2010	—	35
Unrealized gains relating to instruments still held at the reporting date	8	9
Purchases, sales, issuances and settlements (net)	87	22

Ending balance, February 26, 2011	$95	$66

Contributions

The Company expects to contribute $70 to its defined benefit pension plans and $8 to its postretirement benefit plans in fiscal 2012. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended, with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation variable rate premiums or participant notices of underfunding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

		Other Postretirement
Fiscal Year	Pension Benefits	Benefits

2012	$92	$8
2013	98	8
2014	108	9
2015	114	9
2016	123	10
Years 2017-2021	765	56

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The total amount contributed by the Company to the plans is determined by plan provisions or at the discretion of the Company. Total contribution expenses for these plans were $94, $95 and $79 for fiscal 2011, 2010 and 2009, respectively. Plan assets also include 4 shares of the Company’s common stock as of February 26, 2011 and February 27, 2010.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, the primary benefits paid to inactive employees prior to retirement. As of February 26, 2011, the obligation for post-employment benefits was $47, with $24 included in Accrued vacation, compensation and benefits, and $23 included in Other liabilities.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. The Company contributed $135, $143 and $147 to these plans for fiscal 2011, 2010 and 2009, respectively.

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

Collective Bargaining Agreements

As of February 26, 2011, the Company had approximately 142,000 employees. Approximately 88,000 employees are covered by collective bargaining agreements. During fiscal 2011, 61 collective bargaining agreements covering approximately 17,000 employees were renegotiated and 37 collective bargaining agreements covering approximately 2,000 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2012, 59 collective bargaining agreements covering approximately 26,000 employees will expire.

NOTE 13—	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 26, 2011. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 26, 2011, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $116 and represented approximately $86 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 26, 2011, the Company had approximately $877 of non-cancelable future purchase obligations primarily related to supply contracts.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. Separately from these civil lawsuits, on September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company cooperated with the FTC. On March 18, 2011, the FTC notified the Company that it has determined that no additional action is warranted by the FTC and that it has closed its investigation.

On January 7, 2010, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services’ Milwaukee Field Office in connection with an investigation of possible false or otherwise improper claims for payment under the Medicaid program. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. On February 11, 2011, a complaint was filed by the United States Government and the States of California and Minnesota to intervene in a previously sealed qui tam lawsuit in the United States District Court for the Western District of Wisconsin. The complaint alleges that the Company improperly billed Medicaid claims with dual eligibility by charging Medicaid more than the co-pay allowed by the primary payer in seven states. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

NOTE 14—	SEGMENT INFORMATION

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

	2011		2010		2009

Retail food:
Nonperishable grocery products (1)	$15,546	41%	$17,233	43%	$18,031	41%
Perishable grocery products (2)	8,076	22	8,655	21	9,963	23
General merchandise and health and beauty care products (3)	1,794	5	2,081	5	2,738	6
Pharmacy products	2,391	6	2,541	6	2,701	6
Fuel	596	2	581	2	645	1
Other	508	1	546	1	586	1

	28,911	77	31,637	78	34,664	78
Supply chain services:
Product sales to independent retail customers	8,400	22	8,788	22	9,595	21
Services to supply chain customers	223	1	172	—	305	1

	8,623	23	8,960	22	9,900	22

Net sales	$37,534	100%	$40,597	100%	$44,564	100%

(1)	Includes such items as dry goods, beverages, dairy, frozen foods, and candy
(2)	Includes such items as meat, produce, deli and bakery
(3)	Includes such items as household products, over-the-counter medication, beauty care, personal care, seasonal items and tobacco

NOTE 15—DIVESTITURE

During the fourth quarter of fiscal 2011, the Company divested the Total Logistic Control business for $205 in cash and recognized a $62 pre-tax gain. The gain is related to the Supply chain services segment and was recorded as a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	2011
	First	Second		Third		Fourth	Fiscal Year
	(16 wks)	(12 wks)		(12 wks)		(12 wks)	(52 wks)

Net sales	$11,545	$8,656		$8,673		$8,660	$37,534
Gross profit	$2,597	$1,932		$1,865		$2,016	$8,410
Net earnings (loss)	$67 (1)	$(1,470	) (1)	$(202	) (1)	$95 (1)	$(1,510)
Net earnings (loss) per share—diluted(4)	$0.31	$(6.94	) (2)	$(0.95	) (2)	$0.44	$(7.13	) (2)
Dividends declared per share	$0.0875	$0.1750		$—		$0.0875	$0.3500
Weighted average shares—diluted	213	212		212		213	212

	2010
	First	Second	Third	Fourth	Fiscal Year
	(16 wks)	(12 wks)	(12 wks)	(12 wks)	(52 wks)

Net sales	$12,715	$9,461	$9,216	$9,205	$40,597
Gross profit	$2,847	$2,089	$2,060	$2,157	$9,153
Net earnings	$113 (3)	$74	$109 (3)	$97 (3)	$393
Net earnings per share—diluted	$0.53	$0.35	$0.51	$0.46	$1.85
Dividends declared per share	$0.1725	$0.1750	$0.1750	$0.0875	$0.6100
Weighted average shares—diluted	212	213	213	213	213

(1)	During fiscal 2011 the Company recorded charges of $1,871, after tax, related to non-cash goodwill and intangible asset impairment charges, store closure and exit costs and employee-related expenses, of which $25, after tax, were recorded in the first quarter of fiscal 2011, $1,529, after tax, were recorded in the second quarter of fiscal 2011, $252, after tax, were recorded in the third quarter of fiscal 2011 and $65, after tax, were recorded in the fourth quarter of fiscal 2011. These charges were partially offset by a gain of $65, after tax, from the sale of Total Logistic Control recorded in the fourth quarter of fiscal 2011.

(2)	As a result of the net loss for the second and third quarters of fiscal 2011 and fiscal year 2011 year-to-date, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of Net earnings (loss) per share—diluted.

(3)	During fiscal 2010 the Company recorded charges of $39, after tax, related to the planned retail market exits, closure of non-strategic stores announced in fiscal 2009 and fees received from the early termination of a supply agreement of which $3, after tax, were recorded in the first quarter of fiscal 2010, $2, after tax, were recorded in the third quarter of fiscal 2010 and $34, after tax, were recorded in the fourth quarter of fiscal 2010.

(4)	The sum of the quarterly Net earnings (loss) per share—diluted amounts does not equal the fiscal year amount due to rounding.

SUPERVALU INC. and Subsidiaries
SCHEDULE II—Valuation and Qualifying Accounts
(In millions)

	Balance at			Balance at
	Beginning of			End of Fiscal
Description	Fiscal Year	Additions	Deductions	Year

Allowance for losses on receivables:
2011	$12	12	(16)	$8
2010	15	6	(9)	12
2009	20	15	(20)	15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 26, 2011, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 26, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 26, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, as of February 26, 2011, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of February 26, 2011 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 26, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 26, 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2011 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2011 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2011 Annual Meeting of Stockholders under the headings “Election of Directors (Item 1)” and “Board Practices—Other Matters Relating to Directors.”

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

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2011 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of the Leadership Development and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2011 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 26, 2011 about the Company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

			Weighted		Number of securities
	Number of		average		remaining available
	securities to be		exercise		for future issuance
	issued upon		price of		under equity
	exercise of		outstanding		compensation plans
	outstanding		options,		(excluding securities
(shares not in millions)	options, warrants		warrants		reflected in column
Plan Category	and rights		and rights		(a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders (1)	20,644,310	(2)(3)	$29.39	(2)(3)(4)	20,481,994	(5)
Equity compensation plans not approved by security holders (6)	1,769,375		$29.66		—

Total	22,413,685		$29.41		20,481,994

(1)	Includes the Company’s 1993 Stock Plan, 2002 Stock Plan, 2007 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan and Albertson’s, Inc. 2004 Equity and Performance Incentive Plan.

(2)	Includes options for 425,299 shares under the Albertson’s, Inc. 2004 Equity and Performance Incentive Plan at a weighted average exercise price of $28.87 per share that were assumed in connection with the Acquisition.

(3)	Includes options for 2,469,438 shares under the Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan at a weighted average exercise price of $32.66 per share that were assumed in connection with the Acquisition.

(4)	Excludes 446,266 restricted stock units included in column (a) which do not have an exercise price. Such units vest and are payable in shares after the expiration of the time periods set forth in their restricted stock unit agreements.

(5)	In addition to grants of options, warrants or rights, includes shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards under the Company’s 2007 Stock Plan.

(6)	Includes the Company’s 1997 Stock Plan.

1997 Stock Plan. The Board of Directors adopted the 1997 Stock Plan on April 9, 1997 to provide for the granting of non-qualified stock options, restoration options, stock appreciation rights, restricted stock, restricted stock units and performance awards to key employees of the Company or any of its subsidiaries. A total of 10,800,000 (not in millions) shares were authorized for awards under the 1997 Stock Plan. The Board of Directors amended this plan in each of August 18, 1998, March 14, 2000 and April 10, 2002. The 1997 Stock Plan expired on April 9, 2007 and, therefore, no further awards may be granted under the 1997 Stock Plan. Stock options covering a total of 1,769,375 (not in millions) shares remained outstanding under the 1997 Stock Plan as of February 26, 2011. All employees, consultants or independent contractors providing services to the Company, other than officers or directors of the Company or any of its affiliates who are subject to

Section 16 of the Exchange Act, were eligible to participate in the 1997 Stock Plan. The Board of Directors administers the 1997 Stock Plan and has discretion to set the terms of all awards made under the 1997 Stock Plan, except as otherwise expressly provided in the 1997 Stock Plan. Options granted under the 1997 Stock Plan may not have an exercise price less than 100 percent of the fair market value of the Company’s common stock on the date of the grant. Unless the Board of Directors otherwise specifies, restricted stock and restricted stock units will be forfeited and reacquired by the Company if an employee is terminated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2011 Annual Meeting of Stockholders under the heading “Board Practices–Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2011 Annual Meeting of Stockholders under the heading “Board Practices–Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2011 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The consolidated financial statements to the Company listed in the accompanying “Index of Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(2)  Financial Statement Schedules:

The consolidated financial statement schedule to the Company listed in the accompanying “Index of Financial Statements and Schedules.”

(3)  Exhibits:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

(3) Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

3.2	Restated Bylaws, as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the

Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7	Rights Agreement dated as of April 12, 2000, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.), as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2000.

4.8	Indenture dated as of November 2, 2001, between the Company and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Optiontm Note due 2031 (Zero Coupon—Senior), is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.9	Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Albertson’s, Inc. (Reg. No. 333-41793) filed with the SEC on December 9, 1997.

4.10	Supplemental Indenture No. 1, dated as of May 7, 2004, between Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.11	Supplemental Indenture No. 2 dated as of June 1, 2006, between Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.12	Supplemental Indenture No. 3 dated as December 29, 2008, between NAI, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.

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

10.25	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Employee Director Deferred Share Units Agreement is incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.26	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.27	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 2005.*

10.28	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on January 31, 2006.*

10.29	Albertson’s Inc. 1995 Stock-Based Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.30	Form of Albertson’s, Inc. 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.31	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Stock Option is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.32	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.46.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.33	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.57 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.34	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.59 to the Current Report on Form 8-K of

Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.35	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.36	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.37	Third Amendment of SUPERVALU INC. Excess Benefits Plan Restatement is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.38	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.39	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.40	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)I. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.41	Form of Change of Control Severance Agreements entered into with certain officers to the Company, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 2, 2006.*

10.42	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.43	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10) r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.44	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.45	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.46	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.47	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to

Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.48	Sixth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan, is incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.49	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.50	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.51	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.52	Intentionally omitted.

10.53	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between the Company and Pete Van Helden is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.54	Intentionally omitted.

10.55	Lead Director annual retainer is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006.*

10.56	Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.57	First Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.58	Second Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of July 18, 2001, is incorporated herein by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.59	Third Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.60	Fourth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.61	Sixth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.10.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.62	Albertson’s, Inc. Executive Pension Makeup Plan, amended and restated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.63	First Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 8, 1989, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 1989.*

10.64	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 12, 1990, is incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1990.*

10.65	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 31, 1990, is incorporated herein by reference to Exhibit 10.13.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 2, 1990.*

10.66	Fourth Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 1995, is incorporated herein by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1995.*

10.67	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to January 1, 1990, is incorporated herein by reference to Exhibit 10.13.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.68	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to October 1, 1999, is incorporated herein by reference to Exhibit 10.13.6 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.69	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 1, 2001, is incorporated herein by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.70	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.8 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.71	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.9 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.72	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 2008, is incorporated herein by reference to

Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.73	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.3 to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.*

10.74	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.75	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.76	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.77	Albertson’s, Inc. Executive Pension Makeup Trust, dated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.78	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.79	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.80	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.81	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.18.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.82	Albertson’s, Inc. 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.83	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 12, 1994, is incorporated herein by reference to Exhibit 10.20.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 1994.*

10.84	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 5, 1997, is incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 1998.*

10.85	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 1, 1998, is incorporated herein by reference to Exhibit 10.20.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.86	Termination of the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of December 31, 1999, is incorporated herein by reference to Exhibit 10.20.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.87	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30,2003.*

10.88	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, effective as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.6 of Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.89	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.20.7 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.90	Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.91	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 15, 1998, is incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.92	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of March 15, 2001, is incorporated herein by reference to Exhibit 10.21.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.93	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.94	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.21.4 to the Annual Report on Form 10-K of

Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.95	Fifth Amendment to the Albertson’s, Inc. Non-Employees Directors’ Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.21.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.96	Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of November 20, 1990, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.97	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.98	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.22.1 of Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.99	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.100	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.22.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.101	Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.102	Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.103	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8 of American Stores Company (Commission File Number 1-5392) filed with the SEC on July 13, 1998.*

10.104	Amendment to the American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Stores Company (Commission File Number 1-5392) filed with the SEC on December 11, 1998.*

10.105	Sixth Amendment to the American Stores Company Supplemental Executive Retirement Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.30.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.106	Albertsons Inc. Change in Control Severance Benefit Trust, dated as of August 1, 2004, by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended November 3, 2005.*

10.107	SUPERVALU INC. 2007 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007. *

10.108	SUPERVALU INC. 2007 Stock Plan Form of Stock Appreciation Rights Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.109	SUPERVALU INC. 2007 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.110	SUPERVALU INC. 2007 Stock Plan Form of Restoration Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.111	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2007.*

10.112	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (restricted stock settled) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.113	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (restricted stock settled) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.114	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (cash-settled units) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.115	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Terms and Conditions (cash-settled units) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.116	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.117	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.118	Excess Plan Agreement for Michael L. Jackson dated May 27, 2008 by and between SUPERVALU INC. and Michael L. Jackson is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.119	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2007.*

10.120	SUPERVALU Executive Deferred Compensation Plan (2008 Statement) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.121	SUPERVALU Directors’ Deferred Compensation Plan (2009 Statement) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.122	Omnibus 409a Amendment of New Albertsons Nonqualified Plans, effective January 1, 2009, is incorporated herein by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.123	Form of Change of Control Severance Agreement, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2009.*

10.124	Executive & Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.125	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.126	Form of 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.127	Form of 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.128	Form of 2007 Stock Plan Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.129	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.130	Amendment No. 1 to Restricted Stock Unit Award Agreement between SUPERVALU INC. and Jeffrey Noddle, dated April 16, 2010 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.131	Amended and Restated Credit Agreement, dated April 5, 2010, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties hereto, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.

10.132	Severance Agreement and General Release, dated July 26, 2010, by and among SUPERVALU INC and Pamela K Knous, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.*

10.133	Severance Agreement and General Release, dated November 18, 2010, by and among SUPERVALU INC and David L. Boehnen, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2010.*

10.134	Consulting Agreement, dated November 18, 2010, by and among SUPERVALU INC and David L. Boehnen, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2010.*

(12) Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21) Subsidiaries to the Company.

21.1.	SUPERVALU INC. Subsidiaries.

(23) Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24) Power of Attorney.

24.1.	Power of Attorney.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data File.

101.	The following materials from the SUPERVALU INC. Annual Report on Form 10-K for the fiscal year ended February 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Segment Financial Information (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC.

(Registrant)

DATE: April 21, 2011	By:	/s/ CRAIG R. HERKERT Craig R. Herkert Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CRAIG R. HERKERT Craig R. Herkert	Chief Executive Officer and President; Director (principal executive officer)	April 21, 2011

/s/ SHERRY M. SMITH Sherry M. Smith	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 21, 2011

/s/ DONALD R. CHAPPEL* Donald R. Chappel	Director

/s/ IRWIN S. COHEN* Irwin S. Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ PHILIP L. FRANCIS* Philip L. Francis	Director

/s/ EDWIN C. GAGE* Edwin C. Gage	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers	Director

/s/ MATTHEW E. RUBEL Matthew E. Rubel	Director

/s/ WAYNE C. SALES* Wayne C. Sales	Director and Non-Executive Chairman

/s/ KATHI P. SEIFERT* Kathi P. Seifert	Director

*	Executed this 21st day of April 2011, on behalf of the indicated Directors by Todd N. Sheldon, duly appointed Attorney-in-Fact.

By:	/s/ TODD N. SHELDON Todd N. Sheldon Attorney-in-Fact