Form 10-Q
period 2011-06-18
SUPERVALU INC
filed 2011-07-28
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended June 18, 2011.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 22, 2011, there were 212,206,344 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

Item	Page

PART I - FINANCIAL INFORMATION

1. Financial Statements (Unaudited)	2

Condensed Consolidated Segment Financial Information for the first quarter ended June 18, 2011 and June 19, 2010	2

Condensed Consolidated Statements of Earnings for the first quarter ended June 18, 2011 and June 19, 2010	3

Condensed Consolidated Balance Sheets as of June 18, 2011 and February 26, 2011	4

Condensed Consolidated Statements of Cash Flows for the first quarter ended June 18, 2011 and June 19, 2010	5

Notes to Condensed Consolidated Financial Statements	6

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3. Quantitative and Qualitative Disclosures About Market Risk	20

4. Controls and Procedures	20

PART II - OTHER INFORMATION

1. Legal Proceedings	21

1A. Risk Factors	22

2. Unregistered Sales of Equity Securities and Use of Proceeds	22

3. Defaults Upon Senior Securities	22

4. (Removed and Reserved)

5. Other Information	22

6. Exhibits	25
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	First Quarter Ended
	June 18,	June 19,
	2011	2010
Net sales
Retail food	$8,612	$8,951
% of total	77.5%	77.5%
Independent business	2,501	2,594
% of total	22.5%	22.5%

Total net sales	$11,113	$11,545
	100.0%	100.0%

Operating earnings
Retail food	$219	$251
% of sales	2.5%	2.8%
Independent business	77	79
% of sales	3.1%	3.0%
Corporate	(16)	(29)

Total operating earnings	280	301
% of sales	2.5%	2.6%
Interest expense, net	155	174

Earnings before income taxes	125	127
Income tax provision	51	60

Net earnings	$74	$67

The Company’s business is classified by management into two reportable segments: Retail food and Independent business (formerly Supply chain services). These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment is an aggregation of the Company’s retail operating segments, which are organized based on format (traditional retail food stores and hard-discount food stores). The Retail food reportable segment derives revenues from the sale of groceries at retail locations operated by the Company (both the Company’s own stores and stores licensed by the Company). The Independent business reportable segment derives revenues from wholesale distribution to independently-owned retail food stores, mass merchants and other customers (collectively referred to as “independent retail customers”). Substantially all of the Company’s operations are domestic.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	First Quarter Ended
		% of		% of
	June 18,	Net	June 19,	Net
	2011	sales	2010	sales
Net sales	$11,113	100.0%	$11,545	100.0%
Cost of sales	8,654	77.9	8,948	77.5

Gross profit	2,459	22.1	2,597	22.5
Selling and administrative expenses	2,179	19.6	2,296	19.9

Operating earnings	280	2.5	301	2.6
Interest expense, net	155	1.4	174	1.5

Earnings before income taxes	125	1.1	127	1.1
Income tax provision	51	0.5	60	0.5

Net earnings	$74	0.7%	$67	0.6%

Net earnings per share—basic	$0.35		$0.31
Net earnings per share—diluted	$0.35		$0.31
Dividends declared per share	$0.0875		$0.0875
Weighted average number of shares outstanding:
Basic	212		212
Diluted	213		213
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	June 18,	February 26,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$172	$172
Receivables, net	731	743
Inventories	2,407	2,270
Other current assets	146	235

Total current assets	3,456	3,420

Property, plant and equipment, net	6,464	6,604
Goodwill	1,984	1,984
Intangible assets, net	1,155	1,170
Other assets	580	580

Total assets	$13,639	$13,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,686	$2,661
Current maturities of long-term debt and capital lease obligations	426	403
Other current liabilities	645	722

Total current liabilities	3,757	3,786

Long-term debt and capital lease obligations	6,260	6,348
Other liabilities	2,207	2,284
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,856	2,855
Accumulated other comprehensive loss	(429)	(446)
Retained deficit	(723)	(778)
Treasury stock, at cost, 18 and 18 shares, respectively	(519)	(521)

Total stockholders’ equity	1,415	1,340

Total liabilities and stockholders’ equity	$13,639	$13,758

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	First Quarter Ended
	June 18,	June 19,
	2011	2010
Cash flows from operating activities
Net earnings	$74	$67
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	277	288
LIFO charge	17	11
Asset impairment and other charges	4	21
Gain on sale of assets	(11)	(9)
Deferred income taxes	(5)	7
Stock-based compensation	5	5
Other	4	8
Changes in operating assets and liabilities	(120)	(61)

Net cash provided by operating activities	245	337

Cash flows from investing activities
Proceeds from sale of assets	22	79
Purchases of property, plant and equipment	(158)	(173)
Other	3	11

Net cash used in investing activities	(133)	(83)

Cash flows from financing activities
Proceeds from issuance of long-term debt	291	15
Payment of long-term debt and capital lease obligations	(358)	(241)
Dividends paid	(37)	(37)
Other	(8)	(4)

Net cash used in financing activities	(112)	(267)

Net decrease in cash and cash equivalents	—	(13)
Cash and cash equivalents at beginning of year	172	211

Cash and cash equivalents at the end of period	$172	$198

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the first quarter ended June 18, 2011 and June 19, 2010 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. The results of operations for the first quarter ended June 18, 2011 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 26, 2011 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying June 18, 2011 and February 26, 2011 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of June 16, 2011 and February 24, 2011, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 18, 2011 and February 26, 2011, the Company had net book overdrafts of $292 and $360, respectively.

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
The following table reflects the calculation of basic and diluted net earnings per share:

	First Quarter Ended
	June 18,	June 19,
	2011	2010
Net earnings per share—basic
Net earnings available to common stockholders	$74	$67
Weighted average shares outstanding—basic	212	212
Net earnings per share—basic	$0.35	$0.31

Net earnings per share—diluted
Net earnings available to common stockholders	$74	$67
Weighted average shares outstanding—basic	212	212
Dilutive impact of options and restricted stock outstanding	1	1

Weighted average shares outstanding—diluted	213	213
Net earnings per share—diluted	$0.35	$0.31
Options and restricted stock of 21 shares were outstanding during the first quarter ended June 18, 2011 and June 19, 2010, respectively, but were excluded from the calculation of diluted earnings per share because they were antidilutive.
Comprehensive Income
Comprehensive income consisted of the following:

	First Quarter Ended
	June 18,	June 19,
	2011	2010
Net earnings	$74	$67
Pension and other postretirement activity, net of tax	17	11

Comprehensive income	$91	$78

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 26,			Other net	June 18,
	2011	Additions	Impairments	adjustments	2011
Goodwill:
Retail food goodwill	$6,116	$—	$—	$—	$6,116
Accumulated impairment losses	(4,842)	—	—	—	(4,842)

Total Retail food goodwill, net	1,274	—	—	—	1,274
Independent business goodwill	710	—	—	—	710

Total goodwill	$1,984	$—	$—	$—	$1,984

	February 26,	Additions/		Other net	June 18,
	2011	Amortization	Impairments	adjustments	2011
Intangible assets:
Trademarks and tradenames — indefinite useful lives	$780	$—	$—	$—	$780
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $296 and $280 as of June 18, 2011 and February 26, 2011, respectively)	663	3	—	(2)	664
Non-compete agreements (accumulated amortization of $4 and $4 as of June 18, 2011 and February 26, 2011, respectively)	11	—	—	—	11

Total intangible assets	1,454	3	—	(2)	1,455
Accumulated amortization	(284)	(18)		2	(300)

Total intangible assets, net	$1,170				$1,155

Amortization expense of intangible assets with definite useful lives was $18 for the first quarter ended June 18, 2011 and June 19, 2010. Future amortization expense will be approximately $36 per fiscal year for each of the next five fiscal years.
NOTE 3 — RESERVES FOR CLOSED PROPERTIES
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
Changes in the Company’s reserves for closed properties consisted of the following:

June 18,
2011
Reserves for closed properties at beginning of fiscal year	$178
Additions	6
Payments	(17)

Reserves for closed properties at end of period	$167

NOTE 4—FAIR VALUE MEASUREMENTS
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
During the first quarter ended June 18, 2011, the Company recorded $1 of property, plant and equipment-related impairment charges, which were measured at fair value using Level 3 inputs. Property, plant and equipment-related impairment charges are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.
Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable was greater than the book value by approximately $1 and $3 as of June 18, 2011 and February 26, 2011, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $62 and $189 as of June 18, 2011 and February 26, 2011, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 — LONG-TERM DEBT
The Company’s long-term debt and capital lease obligations consisted of the following:

	June 18,	February 26,
	2011	2011
1.57% to 4.75% Revolving Credit Facility and Variable Rate Notes due June 2011 — April 2018	$1,335	$1,382
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 — June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	300	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	200	200
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility	90	90
Other	101	102
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(246)	(250)
Capital lease obligations	1,133	1,154

Total debt and capital lease obligations	6,686	6,751
Less current maturities of long-term debt and capital lease obligations	(426)	(403)

Long-term debt and capital lease obligations	$6,260	$6,348

Certain of the Company’s credit facilities and long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented.
In June 2006, the Company entered into senior secured credit facilities provided by a group of lenders consisting of a five-year revolving credit facility (the “Revolving Credit Facility”), a five-year term loan (“Term Loan A”) and a six-year term loan (“Term Loan B”). On April 5, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provided for an extension of the maturity of portions of the senior secured credit facilities provided under the original credit agreement. Specifically, $1,500 of the Revolving Credit Facility was extended until April 5, 2015 and $500 of Term Loan B (“Term Loan B-2”) was extended until October 5, 2015. The remainder of Term Loan B (“Term Loan B-1”) matures on June 2, 2012. On June 2, 2011, the $600 unextended Revolving Credit Facility expired and Term Loan A matured and was paid.
On April 29, 2011, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”) which provided for Term Loan B-1 lenders to extend all or a portion of their advances into either Term Loan B-2 or a new Term Loan (“Term Loan B-3”) and also allowed new lenders to participate in Term Loan B-3. Through the amendment, $86 of Term Loan B-1 was extended into Term Loan B-2 and $161 of Term Loan B-1 was extended into Term Loan B-3. In addition, Term Loan B-3 received $291 of new advances which were used to reduce short-term borrowings and to retire Term Loan A at its maturity. Term Loan B-3 matures on April 29, 2018.
The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of June 18, 2011, there was $52 of outstanding borrowings under the Revolving Credit Facility at rates ranging from LIBOR plus 2.50 percent to Prime plus 1.50 percent. Term Loan B-1 had a remaining principal balance of $250 at LIBOR plus 1.375 percent, of which $3 was classified as current. Term Loan B-2 had a remaining principal balance of $581 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $452 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $309 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,139. The Company also had $1 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.
Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.54 to 1.0 at June 18, 2011. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.2 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.57 to 1.0 at June 18, 2011.
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of June 18, 2011, there was $90 of outstanding borrowings at 1.26 percent under this facility and the facility fee currently in effect, based on the Company’s current credit ratings, is 1.00 percent. As of June 18, 2011, there were $276 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.
As of June 18, 2011, the Company had $277 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 6 — INCOME TAXES
During the first quarter ended June 18, 2011 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months. The tax rate for the first quarter ended June 18, 2011 reflects approximately $4 of expense related to prior years’ audit activity.
NOTE 7 — STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $5 for the first quarter ended June 18, 2011 and June 19, 2010.
In April 2011 the Company granted performance awards to employees under the SUPERVALU INC. 2007 Stock Plan as part of the Company’s long-term incentive program (“LTIP”). Payout of the award, if at all, will be based on the highest payout under the terms of the grant based on the increase in market capitalization over the service period, or the achievement of financial goals for the three-year period ending February 22, 2014. Awards will be settled equally in cash and the Company’s stock.
To calculate the fair value under the performance grant, the Company uses the Monte Carlo method. The assumptions related to the valuation of the Company’s LTIP consisted of the following:

June 18,
2011
Dividend yield	4.2%
Volatility rate	47.4 – 49.5%
Risk-free interest rate	0.7 – 1.2%
Expected life	2.9 – 3.1 years
The grant date fair value of the award during the first quarter ended June 18, 2011 was $2.40 per share. The fair value of the cash portion of the grant as of the end of the first quarter ended June 18, 2011 was $1.46 per share. The minimum payout value of cash and stock is $0 and the aggregate maximum amount the Company could be required to payout is $177.
The Company did not grant any shares under stock options during the first quarter ended June 18, 2011. The Company granted 3 shares under stock options during the first quarter ended June 19, 2010. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

June 19,
2010
Dividend yield	2.0%
Volatility rate	43.2 – 44.2%
Risk-free interest rate	1.6%
Expected option life	4.0 – 4.5 years
The weighted average grant date fair value of the stock options granted during the first quarter ended June 19, 2010 was $4.02 per share.

NOTE 8 — TREASURY STOCK PURCHASE PROGRAM
On June 24, 2010, the Board of Directors of the Company adopted and announced an annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock with stock purchases to be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and expired in June 2011. The Company did not purchase any shares during the first quarter ended June 18, 2011 under the share purchase program. During the first quarter ended June 19, 2010, the Company purchased 0.2 shares under a previously existing share purchase program at an average cost of $12.97 per share.
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
Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
Service cost	$3	$2	$1	$1
Interest cost	43	42	2	2
Expected return on assets	(39)	(38)	—	—
Amortization of prior service benefit	—	—	(2)	(2)
Amortization of net actuarial loss	29	21	1	1

Net periodic benefit expense	$36	$27	$2	$2

During the first quarter ended June 18, 2011, the Company made contributions of $30 to its pension plans and $2 to its other postretirement benefit plans.
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the first quarter ended June 18, 2011 and June 19, 2010, the Company contributed $40 and $42 to these plans, respectively.
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

NOTE 10 — COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of June 18, 2011. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 18, 2011, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $114 and represented $86 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 18, 2011, the Company had $986 of non-cancelable future purchase obligations primarily related to supply contracts.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. Separately from these civil lawsuits, on September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company cooperated with the FTC. On March 18, 2011, the FTC notified the Company that it had determined that no additional action was warranted by the FTC and that it had closed its investigation.
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
NOTE 11 — SEGMENT INFORMATION
Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.
NOTE 12 — SUBSEQUENT EVENT
On July 25, 2011 the Company announced a regular quarterly dividend of $0.0875 per share. The dividend is payable on September 15, 2011 to stockholders of record as of the close of business on September 1, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
RESULTS OF OPERATIONS
In the first quarter of fiscal 2012, Net sales were $11,113 and Net earnings were $74, or $0.35 per basic and diluted share. In the first quarter of fiscal 2011, Net sales were $11,545 and Net earnings were $67, or $0.31 per basic and diluted share.
The challenging economic environment in fiscal 2012 has negatively impacted consumer confidence. As a result, consumer spending is pressured and consumers are seeking greater value offerings. These trends are expected to continue in fiscal 2012.
The Company is focused on its business transformation initiatives to enhance business performance by placing greater focus on the customer, matching offerings to the neighborhoods served, delivering high quality fresh produce, making the in-store shopping experience hassle-free and providing competitive everyday value. The Company is combining these customer initiatives with reducing its overall cost structure through the use of improved business tools and further leveraging of its size. In addition, the Company continues to provide capital spending to fund new hard-discount stores and retail store remodeling activity.
FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of fiscal 2012 were $11,113 compared with $11,545 last year, primarily reflecting decreased sales in the Retail food segment. Retail food sales were 77.5 percent of Net sales and Independent business sales were 22.5 percent of Net sales for the first quarter of fiscal 2012, compared with 77.5 percent and 22.5 percent, respectively, last year.
Retail food net sales for the first quarter of fiscal 2012 were $8,612 compared with $8,951 last year, a decrease of 3.8 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 3.9 percent and the impact of market exits and store closures offset in part by new hard-discount stores and fuel sales. The decline in identical store retail sales is driven by a decrease in traffic partially offset by an increase in average ticket.
During the first quarter of fiscal 2012 the Company added 18 new hard-discount stores through new store development and sold or closed 22 stores, of which 7 were traditional retail food stores and 15 were hard-discount food stores.
Total retail square footage at the end of the first quarter of fiscal 2012 was 64 million, a decrease of 2.1 percent from the first quarter of fiscal 2011. Total retail square footage, excluding previously planned retail market exits and other store closures, increased 1.8 percent over the first quarter of fiscal 2011.
Independent business net sales for the first quarter of fiscal 2012 were $2,501 compared with $2,594 last year. The decrease primarily reflects the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and lost sales associated with the divestiture of the Total Logistic Control business in the fourth quarter of fiscal 2011, partially offset by growth in sales to our existing customer base.
Gross Profit
Gross profit, as a percent of Net sales, was 22.1 percent in the first quarter of fiscal 2012 compared to 22.5 percent last year. The decrease reflects the impact of higher fuel sales, a higher LIFO charge and the impact of the divestiture of Total Logistic Control during fiscal 2011. Fuel sales have increased in dollars and as a proportion of overall sales, however fuel gross profit dollars remain relatively flat when compared to the same period last year. In addition, the benefits of improved promotional activities and reduced shrink fully funded price reductions.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.6 percent in the first quarter of fiscal 2012, compared with 19.9 percent last year. The decrease primarily reflects improvements achieved from cost reduction initiatives including store closures and reduced administrative expenses and insurance costs. In addition, the decrease reflects the impact of higher fuel sales and reductions in charges for non-operating properties. Partially offsetting these improvements were sales deleveraging within the Company’s traditional retail stores and increases in employee-related expenses.

Operating Earnings
Operating earnings for the first quarter of fiscal 2012 were $280, compared with $301 last year. Retail food operating earnings for the first quarter of fiscal 2012 were $219, or 2.5 percent of Retail food net sales, compared with $251, or 2.8 percent of Retail food net sales last year. The decrease in Retail food operating earnings reflects lower sales and declines in gross margin due to a higher LIFO charge and sales deleveraging, partially offset by reduced administrative expenses.
Independent business operating earnings for the first quarter of fiscal 2012 were $77, or 3.1 percent of Independent business net sales, compared with $79, or 3.0 percent of Independent business net sales last year.
Net Interest Expense
Net interest expense was $155 in the first quarter of fiscal 2012 compared with $174 last year, primarily reflecting lower debt levels in the first quarter of fiscal 2012 compared to last year.
Income Tax Provision
Income tax expense for the first quarter of fiscal 2012 was $51, or 40.8 percent of earnings before income taxes, compared with $60, or 47.5 percent of earnings before income taxes, last year. The tax rate for the first quarter of fiscal 2012 reflects approximately $4 of expense related to prior years’ audit activity. The tax rate for the first quarter of fiscal 2011 included $12 of tax expense, reflecting the impact of non-deductible goodwill related to market exits.
Net Earnings
Net earnings were $74, or $0.35 per basic and diluted share, in the first quarter of fiscal 2012 compared with net earnings of $67, or $0.31 per basic and diluted share, last year.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $245 for the first quarter of fiscal 2012 compared with $337 last year, primarily reflecting changes in working capital as forward-buy inventory levels increased.
Net cash used in investing activities was $133 for the first quarter of fiscal 2012 compared with $83 last year. The increase primarily reflects lower proceeds from the sale of assets compared to last year.
Net cash used in financing activities was $112 for the first quarter of fiscal 2012 compared with $267 last year. The decrease in cash used in financing activities is primarily attributable to a lower level of net debt paydown compared to last year.
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
In June 2006, the Company entered into senior secured credit facilities provided by a group of lenders consisting of a five-year revolving credit facility (the “Revolving Credit Facility”), a five-year term loan (“Term Loan A”) and a six-year term loan (“Term Loan B”). On April 5, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provided for an extension of the maturity of portions of the senior secured credit facilities provided under the original credit agreement. Specifically, $1,500 of the Revolving Credit Facility was extended until April 5, 2015 and $500 of Term Loan B (“Term Loan B-2”) was extended until October 5, 2015. The remainder of Term Loan B (“Term Loan B-1”) matures on June 2, 2012. On June 2, 2011, the $600 unextended Revolving Credit Facility expired and Term Loan A matured and was paid.
On April 29, 2011, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”) which provided for Term Loan B-1 lenders to extend all or a portion of their advances into either Term Loan B-2 or a new Term Loan

(“Term Loan B-3”) and also allowed new lenders to participate in Term Loan B-3. Through the amendment, $86 of Term Loan B-1 was extended into Term Loan B-2 and $161 of Term Loan B-1 was extended into Term Loan B-3. In addition, Term Loan B-3 received $291 of new advances which were used to reduce short-term borrowings and to retire Term Loan A at its maturity. Term Loan B-3 matures on April 29, 2018.
The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of June 18, 2011, there was $52 of outstanding borrowings under the Revolving Credit Facility at rates ranging from LIBOR plus 2.50 percent to Prime plus 1.50 percent. Term Loan B-1 had a remaining principal balance of $250 at LIBOR plus 1.375 percent, of which $3 was classified as current. Term Loan B-2 had a remaining principal balance of $581 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $452 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $309 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,139. The Company also had $1 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.
Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.54 to 1.0 at June 18, 2011. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.2 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.57 to 1.0 at June 18, 2011.
All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of June 18, 2011, there was $90 of outstanding borrowings at 1.26 percent under this facility and the facility fee currently in effect, based on the Company’s current credit ratings, is 1.00 percent. As of June 18, 2011, there were $276 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.
As of June 18, 2011, the Company had $277 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
Capital spending during the first quarter of fiscal 2012 was $163, including $5 of capital leases. Capital spending primarily included technology expenditures, new hard-discount stores and remodeling activity. The Company’s capital spending for fiscal 2012 is projected to be approximately $700 to $750, including capital leases.
Fiscal 2012 total debt reduction is estimated to be approximately $500 to $550.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of June 18, 2011. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 19 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 18, 2011, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $114 and represented $86 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 18, 2011, the Company had $986 of non-cancelable future purchase obligations primarily related to supply contracts.
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
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the first quarter ended June 18, 2011 and June 19, 2010, the Company contributed $40 and $42 to these plans, respectively.
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
Contractual Obligations
There have been no material changes in the Company’s contractual obligations since the end of fiscal 2011. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 for additional information regarding the Company’s contractual obligations.
CRITICAL ACCOUNTING POLICIES
The description of critical accounting policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.
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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 under the heading “Risk Factors,” Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended June 18, 2011 under the heading “Risk Factors”, the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
Economic and Industry Conditions
•	Continued volatility in the economy and financial markets due to uncertainties related to energy costs, availability of credit, difficulties in the banking and financial sectors, the decline in the housing market, falling consumer confidence and rising unemployment rates that affect consumer spending or buying habits

•	Food and drug inflation or deflation

•	Changes in interest rates

•	The outcome of negotiations with partners, governments, suppliers, unions or customers
Execution of Initiatives
•	The Company’s ability to execute customer-focused initiatives designed to support the Company’s vision of becoming “America’s Neighborhood Grocer”

•	The effectiveness of cost reduction strategies

•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment
Competitive Practices
•	The Company’s ability to attract and retain customers

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and alternative formats in the Company’s markets

•	Declines in the Company’s Independent business sales due to increased wholesaler competition or increased customer self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors
Food Safety
•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or any adverse publicity relating to these types of concerns, whether or not valid
Liquidity
•	The Company’s substantial indebtedness and its potential effect on the operation of the Company’s business

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms
Labor Relations
•	Potential work disruptions resulting from labor disputes

•	The ability to negotiate labor contracts with acceptable terms
Employee Benefit Costs
•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations
Regulatory Matters
•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses
Self-Insurance
•	Variability in actuarial projections regarding workers’ compensation, automobile and general liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

Legal and Administrative Proceedings
•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes
Information Technology
•	Difficulties in developing, maintaining or upgrading information technology systems

•	Business disruptions or losses resulting from data theft, information espionage or other criminal activity directed at the Company’s computer or communications systems
Severe Weather, Natural Disasters and Adverse Climate Changes
•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain
Accounting Matters
•	Changes in accounting standards that impact the Company’s financial statements
Goodwill and Intangible Asset Impairment Charges
•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 18, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. Separately from these civil lawsuits, on September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company cooperated with the FTC. On March 18, 2011, the FTC notified the Company that it had determined that no additional action was warranted by the FTC and that it had closed its investigation.
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

ITEM 1A. RISK FACTORS
There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Shares
			Publicly	that May Yet be
			Announced	Purchased Under the
	Total Number	Average	Treasury Stock	Treasury Stock
(in millions, except shares and per share amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
February 27, 2011 to March 26, 2011	—	$—	—	$70
Second four weeks
March 27, 2011 to April 23, 2011	646	$9.11	—	$70
Third four weeks
April 24, 2011 to May 21, 2011	—	$—	—	$70
Fourth four weeks
May 22, 2011 to June 18, 2011	83,244	$10.18	—	$70

Totals	83,890	$10.17	—	$70

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2012 contains four 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 83,890 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On June 24, 2010, the Board of Directors of the Company adopted and announced an annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock with stock purchases to be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and expired in June 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
10.1	First Amendment to the Amended and Restated Credit Agreement, dated April 29, 2011, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties thereto.

10.2	Form of 2007 Stock Plan Performance Award Terms and Conditions for the Fiscal 2012-2014 Performance Period*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)
Dated: July 27, 2011	/s/ SHERRY M. SMITH
Sherry M. Smith Executive Vice President, Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX
Exhibit
10.1	First Amendment to the Amended and Restated Credit Agreement, dated April 29, 2011, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties thereto.

10.2	Form of 2007 Stock Plan Performance Award Terms and Conditions for the Fiscal 2012-2014 Performance Period*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*     Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.