Form 10-Q
period 2011-09-10
SUPERVALU INC
filed 2011-10-20
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended September 10, 2011.
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
Yes ☐ No ☑
As of October 14, 2011, there were 212,229,256 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Second Quarter Ended		Year-to-Date Ended
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010
Net sales
Retail food	$6,580	$6,693	$15,192	$15,644
% of total	78.1%	77.3%	77.7%	77.4%
Independent business	1,849	1,963	4,350	4,557
% of total	21.9%	22.7%	22.3%	22.6%

Total net sales	$8,429	$8,656	$19,542	$20,201
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food (1)	$177	$(1,441)	$396	$(1,190)
% of sales	2.7%	(21.5)%	2.6%	(7.6)%
Independent business	56	69	133	148
% of sales	3.1%	3.5%	3.1%	3.3%
Corporate	(17)	(25)	(33)	(54)

Total operating earnings (loss)	216	(1,397)	496	(1,096)
% of sales	2.6%	(16.1)%	2.5%	(5.4)%
Interest expense, net	120	129	275	303

Earnings (loss) before income taxes	96	(1,526)	221	(1,399)
Income tax provision (benefit)	36	(56)	87	4

Net earnings (loss)	$60	$(1,470)	$134	$(1,403)

(1)	Retail food operating loss for the second quarter and year-to-date ended September 11, 2010 reflects goodwill and intangible asset impairment charges of $1,600.
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
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Second Quarter Ended
	September 10,	% of	September 11,	% of
	2011	Net sales	2010	Net sales
Net sales	$8,429	100.0%	$8,656	100.0%
Cost of sales	6,556	77.8	6,724	77.7

Gross profit	1,873	22.2	1,932	22.3
Selling and administrative expenses	1,657	19.7	1,729	20.0
Goodwill and intangible asset impairment charges	—	—	1,600	18.5

Operating earnings (loss)	216	2.6	(1,397)	(16.1)

Interest expense, net	120	1.4	129	1.5

Earnings (loss) before income taxes	96	1.1	(1,526)	(17.6)
Income tax provision (benefit)	36	0.4	(56)	(0.7)

Net earnings (loss)	$60	0.7%	$(1,470)	(17.0)%

Net earnings (loss) per share—basic	$0.28		$(6.94)
Net earnings (loss) per share—diluted	$0.28		$(6.94)
Dividends declared per share	$0.0875		$0.1750
Weighted average number of shares outstanding:
Basic	212		212
Diluted	213		212
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except percent and per share data)

	Year-to-Date Ended
	September 10,	% of	September 11,	% of
	2011	Net sales	2010	Net sales
Net sales	$19,542	100.0%	$20,201	100.0%
Cost of sales	15,210	77.8	15,672	77.6

Gross profit	4,332	22.2	4,529	22.4
Selling and administrative expenses	3,836	19.6	4,025	19.9
Goodwill and intangible asset impairment charges	—	—	1,600	7.9

Operating earnings (loss)	496	2.5	(1,096)	(5.4)
Interest expense, net	275	1.4	303	1.5

Earnings (loss) before income taxes	221	1.1	(1,399)	(6.9)
Income tax provision	87	0.4	4	0.0

Net earnings (loss)	$134	0.7%	$(1,403)	(6.9)%

Net earnings (loss) per share—basic	$0.63		$(6.63)
Net earnings (loss) per share—diluted	$0.63		$(6.63)
Dividends declared per share	$0.1750		$0.2625
Weighted average number of shares outstanding:
Basic	212		212
Diluted	213		212
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	September 10,	February 26,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$215	$172
Receivables, net	766	743
Inventories	2,376	2,270
Other current assets	294	235

Total current assets	3,651	3,420

Property, plant and equipment, net	6,262	6,604
Goodwill	1,967	1,984
Intangible assets, net	1,145	1,170
Other assets	507	580

Total assets	$13,532	$13,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,739	$2,661
Current maturities of long-term debt and capital lease obligations	413	403
Other current liabilities	725	722

Total current liabilities	3,877	3,786

Long-term debt and capital lease obligations	6,046	6,348
Other liabilities	2,111	2,284
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,859	2,855
Accumulated other comprehensive loss	(393)	(446)
Retained deficit	(681)	(778)
Treasury stock, at cost, 18 and 18 shares, respectively	(517)	(521)

Total stockholders’ equity	1,498	1,340

Total liabilities and stockholders’ equity	$13,532	$13,758

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-to-Date Ended
	September 10,	September 11,
	2011	2010
Cash flows from operating activities
Net earnings (loss)	$134	$(1,403)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	—	1,600
Depreciation and amortization	478	502
LIFO charge	36	12
Asset impairment and other charges	9	23
Gain on sale of assets	(12)	(6)
Deferred income taxes	70	(35)
Stock-based compensation	8	9
Other	11	18
Changes in operating assets and liabilities	(154)	34

Net cash provided by operating activities	580	754

Cash flows from investing activities
Proceeds from sale of assets	63	86
Purchases of property, plant and equipment	(267)	(312)
Other	1	15

Net cash used in investing activities	(203)	(211)

Cash flows from financing activities
Proceeds from issuance of long-term debt	291	66
Payment of long-term debt and capital lease obligations	(580)	(573)
Dividends paid	(37)	(37)
Other	(8)	(7)

Net cash used in financing activities	(334)	(551)

Net increase (decrease) in cash and cash equivalents	43	(8)
Cash and cash equivalents at beginning of year	172	211

Cash and cash equivalents at the end of period	$215	$203

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying condensed consolidated financial statements of the Company for the second quarter and year-to-date ended September 10, 2011 and September 11, 2010 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. The results of operations for the second quarter and year-to-date ended September 10, 2011 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 26, 2011 has been derived from the audited Consolidated Balance Sheet as of that date.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying September 10, 2011 and February 26, 2011 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of September 8, 2011 and February 24, 2011, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 10, 2011 and February 26, 2011, the Company had net book overdrafts of $309 and $360, respectively.

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
The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Second Quarter Ended		Year-to-Date Ended
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010
Net earnings (loss) per share—basic
Net earnings (loss) available to common stockholders	$60	$(1,470)	$134	$(1,403)
Weighted average shares outstanding—basic	212	212	212	212
Net earnings (loss) per share—basic	$0.28	$(6.94)	$0.63	$(6.63)

Net earnings (loss) per share—diluted
Net earnings (loss) available to common stockholders	$60	$(1,470)	$134	$(1,403)
Weighted average shares outstanding—basic	212	212	212	212
Dilutive impact of options and restricted stock outstanding	1	—	1	—

Weighted average shares outstanding—diluted	213	212	213	212
Net earnings (loss) per share—diluted	$0.28	$(6.94)	$0.63	$(6.63)
Options of 20 and 21 shares were outstanding during the second quarter and year-to-date ended September 10, 2011, respectively, but were excluded from the calculation of diluted net earnings per share because they were antidilutive. Options and restricted stock of 24 and 23 shares were outstanding during the second quarter and year-to-date ended September 11, 2010, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would be antidilutive when applied to a net loss.
Comprehensive Income (Loss)
Comprehensive income (loss) consisted of the following:

	Second Quarter Ended		Year-to-Date Ended
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010
Net earnings (loss)	$60	$(1,470)	$134	$(1,403)
Pension and other postretirement activity, net of tax	36	9	53	20

Comprehensive income (loss)	$96	$(1,461)	$187	$(1,383)

New Accounting Standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) (“ASU 2011-09”). ASU 2011-09 provides guidance on disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new guidance will be effective for the Company’s fiscal year ending February 25, 2012 and will result in enhanced disclosures, but will not otherwise have an impact on the Company’s consolidated financial statements.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 26,			Other net	September 10,
	2011	Additions	Impairments	adjustments	2011
Goodwill:
Retail food goodwill	$6,116	$—	$—	$(17)	$6,099
Accumulated impairment losses	(4,842)	—	—	—	(4,842)

Total Retail food goodwill, net	1,274	—	—	(17)	1,257
Independent business goodwill	710	—	—	—	710

Total goodwill	$1,984	$—	$—	$(17)	$1,967

	February 26,	Additions/		Other net	September 10,
	2011	Amortization	Impairments	adjustments	2011
Intangible assets:
Trademarks and tradenames — indefinite useful lives	$780	$—	$—	$—	$780
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $307 and $280 as of September 10, 2011 and February 26, 2011, respectively)	663	7	—	(5)	665
Non-compete agreements (accumulated amortization of $4 and $4 as of September 10, 2011 and February 26, 2011, respectively)	11	1	—	—	12

Total intangible assets	1,454	8	—	(5)	1,457
Accumulated amortization	(284)	(31)		3	(312)

Total intangible assets, net	$1,170				$1,145

Amortization expense of intangible assets with definite useful lives was $31 for the year-to-date ended September 10, 2011 and September 11, 2010. Average future amortization expense will be approximately $35 per fiscal year for each of the next five fiscal years.
On September 7, 2011, the Company announced it had reached an agreement to sell 107 retail fuel centers which are part of the Retail food segment. As a result of this agreement, during the second quarter the Company reclassified $17 of Goodwill and $76 of Property, plant and equipment and other assets to assets held for sale. Assets held for sale is a component of Other current assets in the Condensed Consolidated Balance Sheets.
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
Changes in the Company’s reserves for closed properties consisted of the following:

September 10,
2011
Reserves for closed properties at beginning of fiscal year	$178
Additions	3
Payments	(29)
Adjustments	9

Reserves for closed properties at end of period	$161

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
During the second quarter and year-to-date ended September 10, 2011, the Company recorded $3 and $4, respectively, of property, plant and equipment-related impairment charges, which were measured at fair value using Level 3 inputs. Property, plant and equipment-related impairment charges are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.
Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable was greater than the book value by approximately $1 and $3 as of September 10, 2011 and February 26, 2011, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $223 and $189 as of September 10, 2011 and February 26, 2011, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 — LONG-TERM DEBT
The Company’s long-term debt and capital lease obligations consisted of the following:

	September 10,	February 26,
	2011	2011
1.60% to 4.50% Revolving Credit Facility and Variable Rate Notes due June 2012 — April 2018	$1,279	$1,382
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 — June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	282	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	159	200
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility	—	90
Other	90	102
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(243)	(250)
Capital lease obligations	1,119	1,154

Total debt and capital lease obligations	6,459	6,751
Less current maturities of long-term debt and capital lease obligations	(413)	(403)

Long-term debt and capital lease obligations	$6,046	$6,348

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
On April 29, 2011, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”) which provided for Term Loan B-1 lenders to extend all or a portion of their advances into either Term Loan B-2 or a new seven-year term loan (“Term Loan B-3”) and also allowed new lenders to participate in Term Loan B-3. Through the amendment, $86 of Term Loan B-1 was extended into Term Loan B-2 and $161 of Term Loan B-1 was extended into Term Loan B-3. In addition, Term Loan B-3 received $291 of new advances which were used to reduce short-term borrowings and to retire Term Loan A at its maturity. Term Loan B-3 matures on April 29, 2018.
The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of September 10, 2011, there were no outstanding borrowings under the Revolving Credit Facility. Term Loan B-1 had a remaining principal balance of $249 at LIBOR plus 1.375 percent, of which $2 was classified as current. Term Loan B-2 had a remaining principal balance of $580 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $450 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $311 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,189. The Company also had $2 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.
Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.46 to 1.0 at September 10, 2011. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.2 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.59 to 1.0 at September 10, 2011.
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of September 10, 2011, there were no outstanding borrowings under this facility. The facility fee currently in effect, based on the Company’s current credit ratings, is 1.00 percent. As of September 10, 2011, there was $285 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.
As of September 10, 2011, the Company had $247 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
NOTE 6 — INCOME TAXES
During the year-to-date ended September 10, 2011 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months. The tax rate for the year-to-date ended September 10, 2011 reflects approximately $4 of expense related to prior years’ audit activity.
NOTE 7 — STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $4 and $8 for the second quarter and year-to-date ended September 10, 2011, respectively, compared with $4 and $9 for the second quarter and year-to-date ended September 11, 2010, respectively.
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
To calculate the fair value under the performance grant, the Company uses the Monte Carlo method. The assumptions related to the valuation of the Company’s LTIP consisted of the following:

September 10,
2011
Dividend yield	4.2%
Volatility rate	47.4 — 51.6%
Risk-free interest rate	0.3 — 1.2%
Expected life	2.7 — 3.1 years
The grant date fair value of the award made during the first quarter ended June 18, 2011 was $2.40 per share. The cash portion of the award is classified as a liability and is remeasured at fair value each reporting period. As of the end of the second quarter ended September 10, 2011 the fair value of the cash portion of the award was $1.07 per share. The minimum payout value of cash and stock is $0 and the aggregate maximum amount the Company could be required to payout is $177.
The Company did not grant any shares under stock options during the year-to-date ended September 10, 2011. The Company granted 3 shares under stock options during the year-to-date ended September 11, 2010. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

September 11,
2010
Dividend yield	2.0%
Volatility rate	42.8 — 45.1%
Risk-free interest rate	1.1 — 1.6%
Expected option life	4.0 — 5.4 years
The weighted average grant date fair value of the stock options granted during the year-to-date ended September 11, 2010 was $4.01 per share.

NOTE 8 — TREASURY STOCK PURCHASE PROGRAM
On June 24, 2010, the Board of Directors of the Company adopted and announced an annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock with stock purchases to be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and expired June 30, 2011. The Company did not purchase any shares during the second quarter or year-to-date ended September 10, 2011 under the share purchase program. The Company did not purchase any shares during the second quarter ended September 11, 2010. Prior to the expiration of the annual share purchase program, during the year-to-date ended September 11, 2010, the Company purchased 0.2 shares under a previously existing share purchase program at an average cost of $12.97 per share.
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
Effective August 23, 2011, the Company amended the SUPERVALU Retiree Benefit Plan to modify benefits provided by the plan. The result of this amendment was a reduction in the other postretirement benefit obligation of $39 with a corresponding decrease to other comprehensive loss, net of tax.
Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010
Service cost	$2	$2	$—	$—
Interest cost	32	32	2	2
Expected return on assets	(29)	(28)	—	—
Amortization of prior service benefit	—	—	(1)	(1)
Amortization of net actuarial loss	21	14	1	—

Net periodic benefit expense	$26	$20	$2	$1

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010
Service cost	$5	$4	$1	$1
Interest cost	74	74	4	4
Expected return on assets	(67)	(66)	—	—
Amortization of prior service benefit	—	—	(3)	(3)
Amortization of net actuarial loss	50	35	2	1

Net periodic benefit expense	$62	$47	$4	$3

During the year-to-date ended September 10, 2011, the Company made contributions of $45 to its pension plans and $1 to its other postretirement benefit plans.
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

Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended September 10, 2011 and September 11, 2010, the Company contributed $71 and $73 to these plans, respectively.
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
NOTE 10 — COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of September 10, 2011. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 10, 2011, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $111 and represented $82 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 10, 2011, the Company had $769 of non-cancelable future purchase obligations primarily related to supply contracts.
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
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 18, 2011, in September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”), Inmar, Inc., Carolina Manufacturer’s Services, Inc., Carolina Coupon Clearing, Inc. and Carolina Services, in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 18, 2011, in December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. Separately from these civil lawsuits, on September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company cooperated with the FTC. On March 18, 2011, the FTC notified the Company that it had determined that no additional action was warranted by the FTC and that it had closed its investigation.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 18, 2011, on January 7, 2010, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services’ Milwaukee Field Office in connection with an investigation of possible false or otherwise improper claims for payment under the Medicaid program. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. On February 11, 2011, a complaint was filed by the United States Government and the States of California and Minnesota to intervene in a previously sealed qui tam lawsuit in the United States District Court for the Western District of Wisconsin. The complaint alleges that the Company improperly billed Medicaid claims with dual eligibility by charging Medicaid more than the co-pay allowed by the primary payer in seven states. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
NOTE 11 — SEGMENT INFORMATION
Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.
NOTE 12 — SUBSEQUENT EVENTS
On October 18, 2011, the Company announced a regular quarterly dividend of $0.0875 per share. The dividend is payable on December 15, 2011 to stockholders of record as of the close of business on December 1, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
RESULTS OF OPERATIONS
For the second quarter of fiscal 2012, Net sales were $8,429 and Net earnings were $60, or $0.28 per basic and diluted share. For the second quarter of fiscal 2011, Net sales were $8,656 and Net loss was $1,470, or $6.94 per basic and diluted share. Results for the second quarter of fiscal 2011 include charges of $1,620 before tax ($1,529 after tax, or $7.22 per diluted share) comprised of the preliminary estimate of non-cash goodwill and intangible asset impairment charges of $1,600 before tax ($1,516 after tax, or $7.16 per diluted share), and certain other costs of $20 before tax ($13 after tax, or $0.06 per diluted share) primarily related to the impact of a labor dispute and employee-related costs.
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
SECOND QUARTER RESULTS
Net Sales
Net sales for the second quarter of fiscal 2012 were $8,429 compared with $8,656 last year. Retail food sales were 78.1 percent of Net sales and Independent business sales were 21.9 percent of Net sales for the second quarter of fiscal 2012, compared with 77.3 percent and 22.7 percent, respectively, last year.
Retail food net sales for the second quarter of fiscal 2012 were $6,580 compared with $6,693 last year, a decrease of 1.7 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 1.8 percent and the impact of market exits and store closures offset in part by new hard-discount stores and higher fuel sales. The decline in identical store retail sales resulted from a decrease in traffic partially offset by an increase in average ticket.
During the second quarter of fiscal 2012 the Company added 18 new hard-discount food stores and one new traditional retail food store through new store development and sold or closed seven hard-discount food stores and two traditional retail food stores.
Total retail square footage at the end of the second quarter of fiscal 2012 was 64 million, a decrease of 2.1 percent from the second quarter of fiscal 2011. Total retail square footage, excluding previously planned retail market exits and other store closures, increased 1.8 percent over the second quarter of fiscal 2011.
Independent business net sales for the second quarter of fiscal 2012 were $1,849 compared with $1,963 last year. The decrease primarily reflects the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and lost sales associated with the divestiture of Total Logistic Control in the fourth quarter of fiscal 2011.
Gross Profit
Gross profit, as a percent of Net sales, was 22.2 percent for the second quarter of fiscal 2012 compared with 22.3 percent last year. The decrease reflects the impact of a higher LIFO charge and higher fuel sales. Fuel sales have increased in dollars and as a proportion of overall sales, however, fuel gross profit dollars remain relatively flat when compared to the same period last year. In addition, the benefits of improved promotional activities and reduced shrink more than fully funded price reductions.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.7 percent for the second quarter of fiscal 2012, compared with 20.0 percent last year. The decrease primarily reflects the pressure from sales deleveraging within the Company’s traditional retail stores and increases in employee-related expenses which were more than offset by improvements achieved from cost reduction initiatives including store closures, reduced administrative expenses and lower workers’ compensation insurance costs as well as the benefit of higher fuel sales. Workers’ compensation insurance costs were lower due to improved claims experience as well as a $15 benefit from a correction in the calculation of the workers’ compensation liability to exclude security program payments. Offsetting the benefit of this calculation change were charges of approximately $15 comprised of the settlement of a non-income based state tax audit, losses recognized on the announced disposal of 107 of the Company’s fuel centers and net losses from weather-related events.

Goodwill and Intangible Asset Impairment Charges
During the second quarter of fiscal 2011, based on the results of interim impairment tests, the Company recorded estimated impairment charges of $1,450 of goodwill and $150 of intangible assets with indefinite useful lives. These charges were finalized in the third quarter of fiscal 2011, resulting in final impairment charges of $1,619 of goodwill and $221 of intangible assets with indefinite useful lives. The review of goodwill for impairment during the second quarter of fiscal 2012 indicated that the $1,121 carrying value of traditional retail stores’ goodwill exceeded its estimated fair value. Further assessment of the fair value of implied goodwill based on the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities did not indicate impairment. The Company will continue to assess goodwill for impairment through the remainder of fiscal 2012.
Operating Earnings (Loss)
Operating earnings for the second quarter of fiscal 2012 were $216, compared with an operating loss of $1,397 last year. Retail food operating earnings for the second quarter of fiscal 2012 were $177, or 2.7 percent of Retail food net sales, compared with an operating loss of $1,441, or negative 21.5 percent of Retail food net sales last year. The increase in Retail food operating earnings primarily reflects $1,600, or 24.3 percent of Retail food net sales, of goodwill and intangible asset impairment charges and $17, or 0.3 percent of Retail food net sales, of certain other costs primarily related to the impact of a labor dispute and employee-related costs recorded in the second quarter of fiscal 2011. There were no similar charges recorded in the second quarter of fiscal 2012. The remaining increase of $1, or negative 40 basis points, is primarily attributable to sales deleveraging within the Company’s traditional retail stores.
Independent business operating earnings for the second quarter of fiscal 2012 were $56, or 3.1 percent of Independent business net sales, compared with $69, or 3.5 percent of Independent business net sales last year. The decrease in Independent business operating earnings is primarily attributable to the divestiture of Total Logistic Control, completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and a higher LIFO charge.
Net Interest Expense
Net interest expense was $120 for the second quarter of fiscal 2012 compared with $129 last year, primarily reflecting lower debt levels in the second quarter of fiscal 2012 compared to last year.
Income Tax Provision (Benefit)
Income tax expense for the second quarter of fiscal 2012 was $36, or 37.4 percent of earnings before income taxes, compared with an income tax benefit of $56, or 3.7 percent of loss before income taxes, last year. The tax rate for the second quarter of fiscal 2011 reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.
Net Earnings (Loss)
Net earnings were $60, or $0.28 per basic and diluted share, for the second quarter of fiscal 2012 compared with a net loss of $1,470, or $6.94 per basic and diluted share, last year. Net loss for the second quarter of fiscal 2011 includes goodwill and intangible asset impairment charges and certain other costs primarily related to the impact of a labor dispute and employee-related costs of $1,620 before tax ($1,529 after tax, or $7.22 per diluted share).
YEAR-TO-DATE RESULTS
Net Sales
Net sales for fiscal 2012 year-to-date were $19,542 compared with $20,201 last year, primarily reflecting decreased sales in the Retail food segment. Retail food sales were 77.7 percent of Net sales and Independent business sales were 22.3 percent of Net sales for fiscal 2012 year-to-date, compared with 77.4 percent and 22.6 percent, respectively, last year.
Retail food net sales for fiscal 2012 year-to-date were $15,192 compared with $15,644 last year, a decrease of 2.9 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 3.0 percent and the impact of market exits and store closures offset in part by new hard-discount stores and fuel sales. The decline in identical store retail sales resulted from a decrease in traffic partially offset by an increase in average ticket.
During fiscal 2012 year-to-date the Company added 36 new hard-discount food stores and one new traditional retail food store through new store development and sold or closed 22 hard-discount food stores and nine traditional retail food stores.
Independent business net sales for fiscal 2012 year-to-date were $4,350 compared with $4,557 last year. The decrease primarily reflects the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and lost sales associated with the divestiture of Total Logistic Control in the fourth quarter of fiscal 2011, partially offset by growth in sales to our existing customer base.
Gross Profit
Gross profit, as a percent of Net sales, was 22.2 percent for fiscal 2012 year-to-date compared with 22.4 percent last year. The decrease reflects the impact of a higher LIFO charge, higher fuel sales and the impact of the divestiture of Total Logistic Control during fiscal 2011. Fuel sales have increased in dollars and as a proportion of overall sales, however, fuel gross profit dollars remain relatively flat when compared to the same period last year. In addition, the benefits of improved promotional activities and reduced shrink more than fully funded price reductions.
Selling and Administrative Expenses
Selling and administrative expenses, as a percent of Net sales, were 19.6 percent for fiscal 2012 year-to-date, compared with 19.9 percent last year. The decrease primarily reflects the pressure from sales deleveraging within the Company’s traditional retail stores and increases in employee-related expenses which were more than offset by improvements achieved from cost reduction initiatives including store closures, reduced administrative expenses and lower workers’ compensation insurance costs as well as lower charges for non-operating properties and the benefit of higher fuel sales.
Goodwill and Intangible Asset Impairment Charges
During the second quarter of fiscal 2011, based on the results of interim impairment tests, the Company recorded estimated impairment charges of $1,450 of goodwill and $150 of intangible assets with indefinite useful lives. These charges were finalized in the third quarter of fiscal 2011, resulting in final impairment charges of $1,619 of goodwill and $221 of intangible assets with indefinite useful lives. The review of goodwill for impairment during fiscal 2012 year-to-date indicated that the $1,121 carrying value of traditional retail stores’ goodwill exceeded its estimated fair value. Further assessment of the fair value of implied goodwill based on the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities did not indicate impairment. The Company will continue to assess goodwill for impairment through the remainder of fiscal 2012.
Operating Earnings (Loss)
Operating earnings for fiscal 2012 year-to-date were $496, compared with an operating loss of $1,096 last year. Retail food operating earnings for fiscal 2012 year-to-date were $396, or 2.6 percent of Retail food net sales, compared with an operating loss of $1,190, or negative 7.6 percent of Retail food net sales last year. The increase in Retail food operating earnings primarily reflects $1,600, or 10.5 percent of Retail food net sales, of goodwill and intangible asset impairment charges and $38, or 0.3 percent of Retail food net sales, of certain other costs primarily related to the impact of a labor dispute recorded last year. The remaining decrease of $52, or negative 60 basis points, is primarily attributable to declines in gross margin due to higher fuel sales and a higher LIFO charge, increases in employee-related expenses and sales deleveraging, partially offset by reduced administrative expenses.
Independent business operating earnings for fiscal 2012 year-to-date were $133, or 3.1 percent of Independent business net sales, compared with $148, or 3.3 percent of Independent business net sales last year. The decrease in Independent business operating earnings is primarily attributable to the divestiture of Total Logistic Control, completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and a higher LIFO charge.
Net Interest Expense
Net interest expense was $275 for fiscal 2012 year-to-date compared with $303 last year, primarily reflecting lower debt levels in fiscal 2012 year-to-date compared to last year.
Income Tax Provision
Income tax expense for fiscal 2012 year-to-date was $87, or 39.3 percent of earnings before income taxes, compared with $4, or 0.3 percent of loss before income taxes, last year. The tax rate for fiscal 2012 year-to-date reflects approximately $4 of expense related to prior years’ audit activity. The tax rate for fiscal 2011 year-to-date reflects the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.
Net Earnings (Loss)
Net earnings were $134, or $0.63 per basic and diluted share, for fiscal 2012 year-to-date compared with a net loss of $1,403, or $6.63 per basic and diluted share, last year. Net loss for fiscal 2011 year-to-date includes goodwill and intangible asset impairment charges and certain other costs primarily related to the impact of a labor dispute of $1,642 before tax ($1,554 after tax, or $7.34 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $580 for fiscal 2012 year-to-date compared with $754 last year, primarily reflecting changes in working capital as forward-buy inventory levels increased.
Net cash used in investing activities was $203 for fiscal 2012 year-to-date compared with $211 last year. The decrease primarily reflects lower capital expenditures compared to last year.
Net cash used in financing activities was $334 for fiscal 2012 year-to-date compared with $551 last year. The decrease in cash used in financing activities is primarily attributable to a lower level of net debt paydown compared to last year.
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
On April 29, 2011, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”) which provided for Term Loan B-1 lenders to extend all or a portion of their advances into either Term Loan B-2 or a new seven-year term loan (“Term Loan B-3”) and also allowed new lenders to participate in Term Loan B-3. Through the amendment, $86 of Term Loan B-1 was extended into Term Loan B-2 and $161 of Term Loan B-1 was extended into Term Loan B-3. In addition, Term Loan B-3 received $291 of new advances which were used to reduce short-term borrowings and to retire Term Loan A at its maturity. Term Loan B-3 matures on April 29, 2018.
The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of September 10, 2011, there were no outstanding borrowings under the Revolving Credit Facility. Term Loan B-1 had a remaining principal balance of $249 at LIBOR plus 1.375 percent, of which $2 was classified as current. Term Loan B-2 had a remaining principal balance of $580 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $450 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $311 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,189. The Company also had $2 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.
Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.46 to 1.0 at September 10, 2011. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.2 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.59 to 1.0 at September 10, 2011.
All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.
In May 2010, the Company amended and extended its accounts receivable securitization program until May 2013. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of September 10, 2011, there were no outstanding borrowings under this facility. The facility fee currently in effect, based on the Company’s current credit ratings, is 1.00 percent. As of September 10, 2011, there was $285 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.
As of September 10, 2011, the Company had $247 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.
Capital spending during the second quarter of fiscal 2012 was $109. Capital spending year-to-date for fiscal 2012 was $267. Capital spending primarily included technology expenditures, new hard-discount stores and remodeling activity. The Company’s capital spending for fiscal 2012 is projected to be approximately $700 to $725, including capital leases.
Fiscal 2012 total debt reduction is estimated to be approximately $525 to $550.
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of September 10, 2011. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 10, 2011, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $111 and represented $82 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 10, 2011, the Company had $769 of non-cancelable future purchase obligations primarily related to supply contracts.
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
Multi-Employer Plans
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended September 10, 2011 and September 11, 2010, the Company contributed $71 and $73 to these plans, respectively.
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
Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
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

ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 10, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 18, 2011, in September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”), Inmar, Inc., Carolina Manufacturer’s Services, Inc., Carolina Coupon Clearing, Inc. and Carolina Services, in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 18, 2011, in December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. Separately from these civil lawsuits, on September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company cooperated with the FTC. On March 18, 2011, the FTC notified the Company that it had determined that no additional action was warranted by the FTC and that it had closed its investigation.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 18, 2011, on January 7, 2010, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services’ Milwaukee Field Office in connection with an investigation of possible false or otherwise improper claims for payment under the Medicaid program. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. On February 11, 2011, a complaint was filed by the United States Government and the States of California and Minnesota to intervene in a previously sealed qui tam lawsuit in the United States District Court for the Western District of Wisconsin. The complaint alleges that the Company improperly billed Medicaid claims with dual eligibility by charging Medicaid more than the co-pay allowed by the primary payer in seven states. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Shares
			Publicly	that May Yet be
			Announced	Purchased Under the
	Total Number	Average	Treasury Stock	Treasury Stock
(in millions, except shares and per share amounts)	of Shares	Price Paid	Purchase	Purchase
Period (1)	Purchased (2)	Per Share	Program (3)	Program (3)
First four weeks
June 19, 2011 to July 16, 2011	20,144	$8.57	—	$—
Second four weeks
July 17, 2011 to August 13, 2011	1,113	$6.98	—	$—
Third four weeks
August 14, 2011 to September 10, 2011	—	$—	—	$—

Totals	21,257	$8.49	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2012 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 21,257 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On June 24, 2010, the Board of Directors of the Company adopted and announced an annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock with stock purchases to be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and expired June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Restated Bylaws of SUPERVALU INC., as amended June 2, 2011 is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2011.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter and year-to-date ended September 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)
Dated: October 19, 2011	/s/ SHERRY M. SMITH
Sherry M. Smith
Executive Vice President, Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX
Exhibit

3.1	Restated Bylaws of SUPERVALU INC., as amended June 2, 2011 is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2011.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter and year-to-date ended September 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.