Form 10-Q
period 2011-12-03
SUPERVALU INC
filed 2012-01-12
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 3, 2011.

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

Yes ☐ No ☑

As of January 6, 2012, there were 212,268,084 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	Third Quarter Ended		Year-to-Date Ended
	December 3, 2011	December 4, 2010	December 3, 2011	December 4, 2010
Net sales
Retail food	$6,341	$6,573	$21,533	$22,217
% of total	76.1%	75.8%	77.3%	76.9%
Independent business	1,986	2,100	6,336	6,657
% of total	23.9%	24.2%	22.7%	23.1%

Total net sales	$8,327	$8,673	$27,869	$28,874
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food (1)	$(759)	$(153)	$(363)	$(1,343)
% of sales	(12.0)%	(2.3)%	(1.7)%	(6.0)%
Independent business	66	69	199	217
% of sales	3.3%	3.3%	3.1%	3.3%
Corporate	(15)	(15)	(48)	(69)

Total operating loss	(708)	(99)	(212)	(1,195)
% of sales	(8.5)%	(1.1)%	(0.8)%	(4.1)%
Interest expense, net	119	124	394	427

Loss before income taxes	(827)	(223)	(606)	(1,622)
Income tax provision (benefit)	(77)	(21)	10	(17)

Net loss	$(750)	$(202)	$(616)	$(1,605)

(1)	Retail food operating loss for the third quarter and year-to-date period ended December 3, 2011 reflects the preliminary estimate of goodwill and intangible asset impairment charges of $907. Retail food operating loss for the third quarter and year-to-date ended December 4, 2010 reflects goodwill and intangible asset impairment charges of $240 and $1,840, respectively. Refer to Note 2 – Goodwill and Intangible Assets in the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

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

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Third Quarter Ended
	December 3, 2011	% of Net sales	December 4, 2010	% of Net sales
Net sales	$8,327	100.0%	$8,673	100.0%
Cost of sales	6,518	78.3	6,808	78.5

Gross profit	1,809	21.7	1,865	21.5
Selling and administrative expenses	1,610	19.3	1,724	19.9
Goodwill and intangible asset impairment charges	907	10.9	240	2.8

Operating loss	(708)	(8.5)	(99)	(1.1)
Interest expense, net	119	1.4	124	1.4

Loss before income taxes	(827)	(9.9)	(223)	(2.6)
Income tax benefit	(77)	(0.9)	(21)	(0.2)

Net loss	$(750)	(9.0)%	$(202)	(2.3)%

Net loss per share—basic	$(3.54)		$(0.95)
Net loss per share—diluted	$(3.54)		$(0.95)
Dividends declared per share	$0.0875		$—
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		212

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Year-to-Date Ended
	December 3, 2011	% of Net sales	December 4, 2010	% of Net sales
Net sales	$27,869	100.0%	$28,874	100.0%
Cost of sales	21,728	78.0	22,480	77.9

Gross profit	6,141	22.0	6,394	22.1
Selling and administrative expenses	5,446	19.5	5,749	19.9
Goodwill and intangible asset impairment charges	907	3.3	1,840	6.4

Operating loss	(212)	(0.8)	(1,195)	(4.1)
Interest expense, net	394	1.4	427	1.5

Loss before income taxes	(606)	(2.2)	(1,622)	(5.6)
Income tax provision (benefit)	10	0.0	(17)	(0.1)

Net loss	$(616)	(2.2)%	$(1,605)	(5.6)%

Net loss per share—basic	$(2.91)		$(7.58)
Net loss per share—diluted	$(2.91)		$(7.58)
Dividends declared per share	$0.2625		$0.2625
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		212

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	December 3, 2011	February 26, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$196	$172
Receivables, net	747	743
Inventories	2,616	2,270
Other current assets	226	235

Total current assets	3,785	3,420

Property, plant and equipment, net	6,226	6,604
Goodwill	1,306	1,984
Intangible assets, net	887	1,170
Other assets	581	580

Total assets	$12,785	$13,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,720	$2,661
Current maturities of long-term debt and capital lease obligations	396	403
Other current liabilities	643	722

Total current liabilities	3,759	3,786

Long-term debt and capital lease obligations	6,203	6,348
Other liabilities	2,078	2,284
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,860	2,855
Accumulated other comprehensive loss	(379)	(446)
Retained deficit	(1,450)	(778)
Treasury stock, at cost, 18 and 18 shares, respectively	(516)	(521)

Total stockholders’ equity	745	1,340

Total liabilities and stockholders’ equity	$12,785	$13,758

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-to-Date Ended
	December 3, 2011	December 4, 2010
Cash flows from operating activities
Net loss	$(616)	$(1,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	907	1,840
Depreciation and amortization	680	714
LIFO charge	57	18
Asset impairment and other charges	10	40
Loss (gain) on sale of assets	(12)	5
Deferred income taxes	(37)	(42)
Stock-based compensation	12	12
Other	13	28
Changes in operating assets and liabilities	(496)	(359)

Net cash provided by operating activities	518	651

Cash flows from investing activities
Proceeds from sale of assets	123	137
Purchases of property, plant and equipment	(412)	(454)
Other	4	7

Net cash used in investing activities	(285)	(310)

Cash flows from financing activities
Proceeds from issuance of long-term debt	291	325
Payment of long-term debt and capital lease obligations	(437)	(627)
Dividends paid	(56)	(56)
Other	(7)	(8)

Net cash used in financing activities	(209)	(366)

Net increase (decrease) in cash and cash equivalents	24	(25)
Cash and cash equivalents at beginning of year	172	211

Cash and cash equivalents at the end of period	$196	$186

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the third quarter and year-to-date ended December 3, 2011 and December 4, 2010 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. The results of operations for the third quarter and year-to-date ended December 3, 2011 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 26, 2011 has been derived from the audited Consolidated Balance Sheet as of that date.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying December 3, 2011 and February 26, 2011 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of December 1, 2011 and February 24, 2011, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of December 3, 2011 and February 26, 2011, the Company had net book overdrafts of $301 and $360, respectively.

Net Loss Per Share

Basic net loss per share is calculated using net loss available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net loss per share is similar to basic net loss per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities. In addition, for the calculation of diluted net loss per share, net loss is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures. As a result of the net loss for the third quarter and year-to-date period ended December 3, 2011 and December 4, 2010, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of diluted net loss per share.

The following table reflects the calculation of basic and diluted net loss per share:

	Third Quarter Ended		Year-to-Date Ended
	December 3, 2011	December 4, 2010	December 3, 2011	December 4, 2010
Net loss per share—basic
Net loss available to common stockholders	$(750)	$(202)	$(616)	$(1,605)
Weighted average shares outstanding—basic	212	212	212	212
Net loss per share—basic	$(3.54)	$(0.95)	$(2.91)	$(7.58)

Net loss per share—diluted
Net loss available to common stockholders	$(750)	$(202)	$(616)	$(1,605)
Weighted average shares outstanding—basic	212	212	212	212
Dilutive impact of options and restricted stock outstanding	—	—	—	—

Weighted average shares outstanding—diluted	212	212	212	212
Net loss per share—diluted	$(3.54)	$(0.95)	$(2.91)	$(7.58)

Options and restricted stock of 20 and 21 shares were outstanding during the third quarter and year-to-date period ended December 3, 2011, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would be antidilutive when applied to a net loss. Options and restricted stock of 24 shares were outstanding during the third quarter and year-to-date period ended December 4, 2010, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would be antidilutive when applied to a net loss.

Comprehensive Loss

Comprehensive loss consisted of the following:

	Third Quarter Ended		Year-to-Date Ended
	December 3, 2011	December 4, 2010	December 3, 2011	December 4, 2010
Net loss	$(750)	$(202)	$(616)	$(1,605)
Pension and other postretirement activity, net of tax	14	9	67	29

Comprehensive loss	$(736)	$(193)	$(549)	$(1,576)

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

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	Amortization	Amortization	Amortization	Amortization	Amortization
	February 26, 2011	Additions	Impairments	Other net adjustments	December 3, 2011
Goodwill:
Retail food goodwill	$6,116	$—	$—	$(17)	$6,099
Accumulated impairment losses	(4,842)	—	(661)	—	(5,503)

Total Retail food goodwill, net	1,274	—	(661)	(17)	596
Independent business goodwill	710	—	—	—	710

Total goodwill	$1,984	$—	$(661)	$(17)	$1,306

	(4,842)	(4,842)	(4,842)	(4,842)	(4,842)
	February 26, 2011	Additions/ Amortization	Impairments	Other net adjustments	December 3, 2011
Intangible assets:
Trademarks and tradenames — indefinite useful lives	$780	$—	$(246)	$—	$534
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $319 and $280 as of December 3, 2011 and February 26, 2011, respectively)	663	7	—	(5)	665
Non-compete agreements (accumulated amortization of $5 and $4 as of December 3, 2011 and February 26, 2011, respectively)	11	1	—	—	12

Total intangible assets	1,454	8	(246)	(5)	1,211
Accumulated amortization	(284)	(43)		3	(324)

Total intangible assets, net	$1,170				$887

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The review of goodwill and intangible assets with indefinite useful lives for impairment during the third quarter of fiscal 2012 indicated that the carrying value of traditional retail stores’ goodwill and certain intangible assets with indefinite useful lives exceeded their estimated fair values. As a result, the Company performed an interim impairment test and recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives. The impairment was due to the significant and sustained decline in the Company’s market capitalization and updated discounted future cash flows. The calculation of the preliminary impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The preliminary impairment charges are subject to finalization which the Company will complete in the fourth quarter of fiscal 2012. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the calculation is finalized.

Amortization expense of intangible assets with definite useful lives was $43 and $44 for the year-to-date period ended December 3, 2011 and December 4, 2010, respectively. Average future amortization expense will be approximately $34 per fiscal year for each of the next five fiscal years.

On September 7, 2011, the Company announced it had reached an agreement to sell 107 retail fuel centers which are part of the Retail food segment. As a result of this agreement, during the second quarter the Company reclassified $17 of Goodwill and $76 of Property, plant and equipment and other assets to assets held for sale. Assets held for sale is a component of Other current assets in the Condensed Consolidated Balance Sheets. During the third quarter of fiscal 2012 the Company completed the sale of 56 of the previously announced retail fuel centers. Completion of the sale of the remaining retail fuel centers is expected to occur during the fourth quarter of fiscal 2012.

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

Changes in the Company’s reserves for closed properties consisted of the following:

December 3, 2011
Reserves for closed properties at beginning of fiscal year	$178
Additions	5
Payments	(41)
Adjustments	8

Reserves for closed properties at end of period	$150

NOTE 4 — FAIR VALUE MEASUREMENTS

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

During the third quarter and year-to-date ended December 3, 2011, the Company recorded $907 of goodwill and intangible asset impairment charges, which were measured at fair value using Level 3 inputs. During the third quarter and year-to-date ended December 4, 2010, the Company recorded $240 and $1,840, respectively, of goodwill and intangible asset impairment charges, which were measured at fair value using Level 3 inputs. Goodwill and intangible asset impairment charges recorded during fiscal 2012 are discussed in Note 2 – Goodwill and Intangible Assets.

During the third quarter and year-to-date ended December 3, 2011, the Company recorded $6 and $10, respectively, of property, plant and equipment-related impairment charges, which were measured at fair value using Level 3 inputs. During the third quarter and year-to-date ended December 4, 2010, the Company recorded $3 and $16, respectively, of property, plant and equipment-related impairment charges, which were measured at fair value using Level 3 inputs. Property, plant and equipment-related impairment charges are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was less than the book value by approximately $1 as of December 3, 2011 and was greater than book value by approximately $3 as of February 26, 2011. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $213 and $189 as of December 3, 2011 and February 26, 2011, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 — LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	December 3, 2011	February 26, 2011
1.64% to 4.75% Revolving Credit Facility and Variable Rate Notes due June 2012 — April 2018	$1,340	$1,382
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 — June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	282	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	140	200
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility	135	90
Other	51	102
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(217)	(250)
Capital lease obligations	1,095	1,154

Total debt and capital lease obligations	6,599	6,751
Less current maturities of long-term debt and capital lease obligations	(396)	(403)

Long-term debt and capital lease obligations	$6,203	$6,348

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

The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of December 3, 2011, there was $65 of outstanding borrowings under the Revolving Credit Facility. Term Loan B-1 had a remaining principal balance of $248 at LIBOR plus 1.375 percent, of which $2 was classified as current. Term Loan B-2 had a remaining principal balance of $578 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $449 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $306 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,129. The Company also had $4 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.

Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.56 to 1.0 at December 3, 2011. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.2 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.59 to 1.0 at December 3, 2011.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of December 3, 2011, there was $135 of outstanding borrowings under this facility. Facility fees are 0.50 percent on the unused portion and 1.10 percent on the used portion. As of December 3, 2011, there was $302 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.

As of December 3, 2011, the Company had $247 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

NOTE 6 — INCOME TAXES

During the year-to-date period ended December 3, 2011 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months. The third quarter and year-to-date fiscal 2012 and 2011 tax rates reflect the impact of goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

NOTE 7 — STOCK-BASED AWARDS

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $3 and $12 for the third quarter and year-to-date ended December 3, 2011, respectively, compared with $3 and $12 for the third quarter and year-to-date ended December 4, 2010, respectively.

In April 2011 the Company granted performance awards to certain employees under the SUPERVALU INC. 2007 Stock Plan as part of the Company’s long-term incentive program (“LTIP”). Payout of the award, if at all, will be based on the highest payout under the terms of the grant based on the increase in market capitalization over the service period, or the achievement of financial goals for the three-year period ending February 22, 2014. Awards will be settled equally in cash and the Company’s stock.

To calculate the fair value under the performance grant, the Company uses the Monte Carlo method. The assumptions related to the valuation of the Company’s LTIP consisted of the following:

December 3, 2011
Dividend yield	4.2%
Volatility rate	47.4 — 51.6%
Risk-free interest rate	0.3 — 1.2%
Expected life	2.5 — 3.1 years

The grant date fair value of the award made during the first quarter ended June 18, 2011 was $2.40 per share. The cash portion of the award is classified as a liability and is remeasured at fair value each reporting period. As of the end of the third quarter ended December 3, 2011 the fair value of the cash portion of the award was $0.91 per share. The minimum payout value of cash and stock is $0 and the aggregate maximum amount the Company could be required to payout is $177.

The Company did not grant any shares under stock options during the year-to-date period ended December 3, 2011. The Company granted 3 shares under stock options during the year-to-date period ended December 4, 2010. To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

December 4, 2010
Dividend yield	2.0%
Volatility rate	42.8 — 45.1%
Risk-free interest rate	1.1 — 1.6%
Expected option life	4.0 — 5.4 years

The weighted average grant date fair value of the stock options granted during the year-to-date period ended December 4, 2010 was $4.00 per share.

NOTE 8 — TREASURY STOCK PURCHASE PROGRAM

On June 24, 2010, the Board of Directors of the Company adopted and announced an annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock with stock purchases to be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and expired June 30, 2011. The Company did not purchase any shares during the third quarter or year-to-date ended December 3, 2011 under the share purchase program. The Company did not purchase any shares during the third quarter ended December 4, 2010. Prior to the expiration of the annual share purchase program, during the year-to-date period ended December 4, 2010, the Company purchased 0.2 shares under a previously existing share purchase program at an average cost of $12.97 per share.

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

Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	December 3, 2011	December 4, 2010	December 3, 2011	December 4, 2010
Service cost	$2	$2	$1	$—
Interest cost	32	31	2	2
Expected return on assets	(29)	(28)	—	—
Amortization of prior service benefit	—	—	(3)	(1)
Amortization of net actuarial loss	21	15	1	1

Net periodic benefit expense	$26	$20	$1	$2

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	December 3, 2011	December 4, 2010	December 3, 2011	December 4, 2010
Service cost	$7	$6	$2	$1
Interest cost	106	105	6	6
Expected return on assets	(96)	(94)	—	—
Amortization of prior service benefit	—	—	(6)	(4)
Amortization of net actuarial loss	71	50	3	2

Net periodic benefit expense	$88	$67	$5	$5

During the year-to-date period ended December 3, 2011, the Company made contributions of $85 to its pension plans and $2 to its other postretirement benefit plans.

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

Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date period ended December 3, 2011 and December 4, 2010, the Company contributed $101 and $105 to these plans, respectively.

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

NOTE 10 — COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of December 3, 2011. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of December 3, 2011, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $106 and represented $78 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 3, 2011, the Company had $711 of non-cancelable future purchase obligations primarily related to supply contracts.

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

NOTE 11 — SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 12 — SUBSEQUENT EVENTS

On January 9, 2012, the Company announced a regular quarterly dividend of $0.0875 per share. The dividend is payable on March 15, 2012 to stockholders of record as of the close of business on March 1, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

RESULTS OF OPERATIONS

For the third quarter of fiscal 2012, Net sales were $8,327 and Net loss was $750, or $3.54 per basic and diluted share. Results for the third quarter of fiscal 2012 include the preliminary estimate of non-cash goodwill and intangible asset impairment charges of $907 before tax ($800 after tax, or $3.78 per diluted share). For the third quarter of fiscal 2011, Net sales were $8,673 and Net loss was $202, or $0.95 per basic and diluted share. Results for the third quarter of fiscal 2011 include charges of $303 before tax ($252 after tax, or $1.19 per diluted share) comprised of the finalization of second quarter non-cash goodwill and intangible asset impairment charges of $240 before tax ($210 after tax, or $0.99 per diluted share), store closure and exit costs of $42 before tax ($29 after tax, or $0.14 per diluted share) and employee-related expenses, primarily severance and labor buyout costs of $21 before tax ($13 after tax, or $0.06 per diluted share).

The challenging economic environment in fiscal 2012 has negatively impacted consumer confidence. As a result, consumer spending is pressured and consumers are seeking greater value offerings. These trends are expected to continue to put financial stress on consumers.

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

THIRD QUARTER RESULTS

Net Sales

Net sales for the third quarter of fiscal 2012 were $8,327 compared with $8,673 last year. Retail food sales were 76.1 percent of Net sales and Independent business sales were 23.9 percent of Net sales for the third quarter of fiscal 2012, compared with 75.8 percent and 24.2 percent, respectively, last year.

Retail food net sales for the third quarter of fiscal 2012 were $6,341 compared with $6,573 last year, a decrease of 3.5 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 2.9 percent and the impact of market exits and store closures offset in part by new hard-discount store openings. The decline in identical store retail sales resulted from a decrease in traffic partially offset by an increase in average ticket.

During the third quarter of fiscal 2012 the Company added 17 new hard-discount food stores through new store development and sold or closed two hard-discount food stores and two traditional retail food stores.

Total retail square footage at the end of the third quarter of fiscal 2012 was 64 million, a decrease of 1.5 percent from the third quarter of fiscal 2011. Total retail square footage, excluding previously planned retail market exits and other store closures, increased 1.5 percent over the third quarter of fiscal 2011.

Independent business net sales for the third quarter of fiscal 2012 were $1,986 compared with $2,100 last year. The decrease primarily reflects the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and lost sales associated with the divestiture of Total Logistic Control in the fourth quarter of fiscal 2011, which was partially offset by an increase in net sales to our existing customer base.

Gross Profit

Gross profit, as a percent of Net sales, was 21.7 percent for the third quarter of fiscal 2012 compared with 21.5 percent last year. The increase reflects improved promotional effectiveness, partially offset by investments made by the Company to lower prices to our customers and a higher LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.3 percent for the third quarter of fiscal 2012, compared with 19.9 percent last year. The decrease primarily reflects savings achieved from cost reduction initiatives including store closures and reduced administrative expenses. The third quarter of fiscal 2011 included store closure and exit costs of $42 and employee-related expenses, primarily severance and labor buyout costs, of $21. Partially offsetting these cost decreases were the impact of sales deleveraging within the Company’s traditional retail stores and increased charges related to non-operating properties. The Company expects savings from cost reduction initiatives to continue.

Goodwill and Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The review of goodwill and intangible assets with indefinite useful lives for impairment during the third quarter of fiscal 2012 indicated that the carrying value of traditional retail stores’ goodwill and certain intangible assets with indefinite useful lives exceeded their estimated fair values. As a result, the Company performed an interim impairment test and recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives. The impairment was due to the significant and sustained decline in the Company’s market capitalization and updated discounted future cash flows. The calculation of the preliminary impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The preliminary impairment charges are subject to finalization which the Company will complete in the fourth quarter of fiscal 2012. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the calculation is finalized.

During the third quarter of fiscal 2011, the Company recorded pre-tax impairment charges of $240, comprised of $169 to goodwill and $71 to intangible assets with indefinite useful lives, related to the finalization of the preliminary estimate of impairment charges recorded during the second quarter of fiscal 2011 in connection with the Company’s fiscal 2011 interim impairment test of goodwill and intangible assets with indefinite useful lives.

Operating Loss

Operating loss for the third quarter of fiscal 2012 was $708, compared with an operating loss of $99 last year. Retail food operating loss for the third quarter of fiscal 2012 was $759, or negative 12.0 percent of Retail food net sales, compared with an operating loss of $153, or negative 2.3 percent of Retail food net sales last year. The increase in Retail food operating loss primarily reflects higher goodwill and intangible impairment charges compared to last year, partially offset by savings achieved from cost reduction initiatives and reduced administrative expenses net of the impact of sales deleveraging.

Independent business operating earnings for the third quarter of fiscal 2012 were $66, or 3.3 percent of Independent business net sales, compared with $69, or 3.3 percent of Independent business net sales last year. Independent business operating earnings as a percent of Independent business net sales were impacted by the divestiture of Total Logistic Control and a higher LIFO charge, offset by savings achieved from cost reduction initiatives.

Net Interest Expense

Net interest expense was $119 for the third quarter of fiscal 2012 compared with $124 last year, primarily reflecting lower debt levels in the third quarter of fiscal 2012 compared to last year.

Income Tax Benefit

The income tax benefit for the third quarter of fiscal 2012 was $77, or 9.3 percent of loss before income taxes, compared with an income tax benefit of $21, or 9.2 percent of loss before income taxes, last year. The tax rates for the third quarter of fiscal 2011 and 2012 reflect the impact of goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

Net Loss

Net loss was $750, or $3.54 per basic and diluted share, for the third quarter of fiscal 2012 compared with a net loss of $202, or $0.95 per basic and diluted share, last year. Net loss for the third quarter of fiscal 2012 includes the preliminary estimate of goodwill and intangible asset impairment charges of $907 ($800 after tax, or $3.78 per diluted share). Net loss for the third quarter of fiscal 2011 includes the finalization of second quarter goodwill and intangible asset impairment charges, store closure and exit costs and employee-related expenses, primarily severance and labor buyout costs of $303 before tax ($252 after tax, or $1.19 per diluted share).

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2012 year-to-date were $27,869 compared with $28,874 last year. Retail food sales were 77.3 percent of Net sales and Independent business sales were 22.7 percent of Net sales for fiscal 2012 year-to-date, compared with 76.9 percent and 23.1 percent, respectively, last year.

Retail food net sales for fiscal 2012 year-to-date were $21,533 compared with $22,217 last year, a decrease of 3.1 percent. The decrease primarily reflects the change in retail sales of identical stores (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store closures) of negative 3.0 percent and the impact of market exits and store closures offset in part by new hard-discount store openings and fuel sales. The decline in identical store retail sales resulted from a decrease in traffic partially offset by an increase in average ticket.

During fiscal 2012 year-to-date the Company added 53 new hard-discount food stores and one new traditional retail food store through new store development and sold or closed 24 hard-discount food stores and 11 traditional retail food stores.

Independent business net sales for fiscal 2012 year-to-date were $6,336 compared with $6,657 last year. The decrease primarily reflects the completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and lost sales associated with the divestiture of Total Logistic Control in the fourth quarter of fiscal 2011, partially offset by growth in sales to our existing customer base.

Gross Profit

Gross profit, as a percent of Net sales, was 22.0 percent for fiscal 2012 year-to-date compared with 22.1 percent last year. The decrease reflects the impact of a higher LIFO charge, investments made by the Company to lower prices to our customers, and the impact of the divestiture of Total Logistic Control during fiscal 2011. These decreases were partially offset by benefits from improved promotional effectiveness, which more than fully funded price investments.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 19.5 percent for fiscal 2012 year-to-date, compared with 19.9 percent last year. The decrease primarily reflects savings achieved from cost reduction initiatives including store closures, reduced administrative expenses and lower workers’ compensation insurance costs due to improved claims experience as well as $15 benefit from a correction in the calculation of workers’ compensation liability to exclude security program payments, as recorded during the second quarter of fiscal 2012. Fiscal 2011 year-to-date Selling and administrative expenses included store closure and exit costs of $46 and certain other costs, primarily related to the impact of a labor dispute and other employee-related costs, of $52. Partially offsetting these cost decreases were the impact of sales deleveraging within the Company’s traditional retail stores and increased employee-related expenses. The Company expects savings from cost reduction initiatives to continue.

Goodwill and Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The review of goodwill and intangible assets with indefinite useful lives for impairment during the third quarter of fiscal 2012 indicated that the carrying value of traditional retail stores’ goodwill and certain intangible assets with indefinite useful lives exceeded their estimated fair values. As a result, the Company performed an interim impairment test and recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives. The impairment was due to the significant and sustained decline in the Company’s market capitalization and updated discounted future cash flows. The calculation of the preliminary impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The preliminary impairment charges are subject to finalization which the Company will complete in the fourth quarter of fiscal 2012. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the calculation is finalized.

During the second quarter of fiscal 2011, based on the results of interim impairment tests, the Company recorded estimated pre-tax impairment charges of $1,450 of goodwill and $150 of intangible assets with indefinite useful lives. These charges were finalized in the third quarter of fiscal 2011, resulting in final pre-tax impairment charges of $1,619 of goodwill and $221 of intangible assets with indefinite useful lives.

Operating Loss

Operating loss for fiscal 2012 year-to-date was $212, compared with an operating loss of $1,195 last year. Retail food operating loss for fiscal 2012 year-to-date was $363, or negative 1.7 percent of Retail food net sales, compared with an operating loss of $1,343, or negative 6.0 percent of Retail food net sales last year. The decrease in Retail food operating loss primarily reflects lower year-to-date goodwill and intangible asset impairment charges and reduced administrative expenses compared to last year, as well as store closure and exit costs and certain other costs primarily related to the impact of a labor dispute and other employee-related expenses recorded last year. Partially offsetting these improvements were declines in gross margin due to higher fuel sales and a higher LIFO charge, increases in employee-related expenses and sales deleveraging.

Independent business operating earnings for fiscal 2012 year-to-date were $199, or 3.1 percent of Independent business net sales, compared with $217, or 3.3 percent of Independent business net sales last year. The decrease in Independent business operating earnings as a percent of Independent business net sales is primarily attributable to the divestiture of Total Logistic Control, completion of a national retail customer’s previously announced plans to transition certain volume to self-distribution and a higher LIFO charge.

Net Interest Expense

Net interest expense was $394 for fiscal 2012 year-to-date compared with $427 last year, primarily reflecting lower debt levels in fiscal 2012 year-to-date compared to last year.

Income Tax Provision (Benefit)

Income tax expense for fiscal 2012 year-to-date was $10, or 1.6 percent of loss before income taxes, compared with an income tax benefit of $17, or 1.0 percent of loss before income taxes, last year. The tax rates for fiscal 2012 and 2011 year-to-date reflect the impact of goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

Net Loss

Net loss was $616, or $2.91 per basic and diluted share, for fiscal 2012 year-to-date compared with a net loss of $1,605, or $7.58 per basic and diluted share, last year. Net loss for fiscal 2012 year-to-date includes the preliminary estimate of goodwill and intangible asset impairment charges of $907 before tax ($800 after tax, or $3.78 per diluted share). Net loss for fiscal 2011 year-to-date includes goodwill and intangible asset impairment charges, store closure and exit costs and certain other costs primarily related to the impact of a labor dispute and other employee-related expenses of $1,945 before tax ($1,806 after tax, or $8.53 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $518 for fiscal 2012 year-to-date compared with $651 last year, primarily reflecting changes in working capital as forward-buy inventory levels increased.

Net cash used in investing activities was $285 for fiscal 2012 year-to-date compared with $310 last year. The decrease primarily reflects lower capital expenditures compared to last year.

Net cash used in financing activities was $209 for fiscal 2012 year-to-date compared with $366 last year. The decrease in cash used in financing activities is primarily attributable to a lower level of net debt paydown compared to last year due to the Company’s use of cash to take advantage of forward-buy inventory opportunities in fiscal 2012. The Company expects fiscal 2012 total debt reduction to be approximately $525 to $550.

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

The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of December 3, 2011, there was $65 of outstanding borrowings under the Revolving Credit Facility. Term Loan B-1 had a remaining principal balance of $248 at LIBOR plus 1.375 percent, of which $2 was classified as current. Term Loan B-2 had a remaining principal balance of $578 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $449 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $306 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,129. The Company also had $4 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.

Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.25 to 1.0 through December 30, 2011, 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.56 to 1.0 at December 3, 2011. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.2 to 1.0 through December 30, 2011, 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.59 to 1.0 at December 3, 2011.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of December 3, 2011, there was $135 of outstanding borrowings under this facility. Facility fees are 0.50 percent on the unused portion and 1.10 percent on the used portion. As of December 3, 2011, there was $302 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.

As of December 3, 2011, the Company had $247 of debt with current maturities that are classified in Long-term debt in the Condensed Consolidated Balance Sheets due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

Capital spending during the third quarter of fiscal 2012 was $145. Capital spending year-to-date for fiscal 2012 was $412. Capital spending primarily included technology expenditures, new hard-discount stores and remodeling activity. The Company’s capital spending for fiscal 2012 is projected to be approximately $700 to $725, including capital leases.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of December 3, 2011. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of December 3, 2011, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $106 and represented $78 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 3, 2011, the Company had $711 of non-cancelable future purchase obligations primarily related to supply contracts.

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

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date period ended December 3, 2011 and December 4, 2010, the Company contributed $101 and $105 to these plans, respectively.

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

Goodwill

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The review of goodwill and intangible assets with indefinite useful lives for impairment during the third quarter of fiscal 2012 indicated that the fair value of one reporting unit with $1,121 of goodwill was less than the carrying value while the remaining $846 carrying value of goodwill is at reporting units with fair values that substantially exceed the carrying values. The review also indicated that the carrying value of certain intangible assets with indefinite useful lives exceeded their estimated fair values. As a result, the Company performed an interim impairment test and recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives. The impairment was due to the significant and sustained decline in the Company’s market capitalization and updated discounted future cash flows. The calculation of the preliminary impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The preliminary impairment charges are subject to finalization which the Company will complete in the fourth quarter of fiscal 2012. The Company believes that the preliminary estimates of impairment charges are reasonable and represent the Company’s best estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimates may be required as the calculation is finalized.

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

•

Changes in impairment charges, including changes in the preliminary estimate of impairment charges, which the Company expects to finalize in the fourth quarter of fiscal 2012, and results of the Company’s annual impairment testing performed during the fourth quarter of each year

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 3, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 18, 2011 and September 10, 2011, in September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”), Inmar, Inc., Carolina Manufacturer’s Services, Inc., Carolina Coupon Clearing, Inc. and Carolina Services, in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 18, 2011 and September 10, 2011, in December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. Separately from these civil lawsuits, on September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company cooperated with the FTC. On March 18, 2011, the FTC notified the Company that it had determined that no additional action was warranted by the FTC and that it had closed its investigation.

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 18, 2011 and September 10, 2011, on January 7, 2010, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services’ Milwaukee Field Office in connection with an investigation of possible false or otherwise improper claims for payment under the Medicaid program. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. On February 11, 2011, a complaint was filed by the United States Government and the States of California and Minnesota to intervene in a previously sealed qui tam lawsuit in the United States District Court for the Western District of Wisconsin. The complaint alleges that the Company improperly billed Medicaid claims with dual eligibility by charging Medicaid more than the co-pay allowed by the primary payer in seven states. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
September 11, 2011 to October 8, 2011	9,375	$6.66	—	$—
Second four weeks
October 9, 2011 to November 5, 2011	247	$8.08	—	$—
Third four weeks
November 6, 2011 to December 3, 2011	—	$—	—	$—

Totals	9,622	$6.70	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2012 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 9,622 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On June 24, 2010, the Board of Directors of the Company adopted and announced an annual share purchase program authorizing the Company to purchase up to $70 of the Company’s common stock with stock purchases to be made primarily from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and expired June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Second Amended and Restated Receivables Purchase Agreement, dated as of November 30, 2011, among SUPERVALU Receivables Funding Corporation, SUPERVALU INC., Nieuw Amsterdam Receivables Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland” New York Branch, and the other conduit purchasers, alternate purchasers and facility agents party thereto.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter and year-to-date ended December 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 11, 2012	/s/ SHERRY M. SMITH
Sherry M. Smith Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1

Second Amended and Restated Receivables Purchase Agreement, dated as of November 30, 2011, among SUPERVALU Receivables Funding Corporation, SUPERVALU INC., Nieuw Amsterdam Receivables Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland” New York Branch, and the other conduit purchasers, alternate purchasers and facility agents party thereto.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter and year-to-date ended December 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.