Form 10-K
period 2012-02-25
SUPERVALU INC
filed 2012-04-19
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2012

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 9, 2011 was approximately $1,576,822,212 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).

As of April 13, 2012, there were 212,256,863 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

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

Competitive Practices

—	The Company’s ability to attract and retain customers
—	Competition from other food or drug retail chains, supercenters, non-traditional competitors and alternative formats in the Company’s markets
—	Competition for employees, store sites and products
—	The ability of the Company’s Independent business to maintain or increase sales due to wholesaler competition or increased customer self-distribution
—	Changes in demographics or consumer preferences that affect consumer spending or buying habits
—	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

—	The Company’s ability to execute customer-focused initiatives designed to support the Company’s vision of becoming “America’s Neighborhood Grocer” and its “8 Plays to Win” strategy
—	The effectiveness of cost reduction strategies
—	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment
—	The effectiveness of the Company’s price investment strategy

Substantial Indebtedness

—	The impact of the Company’s substantial indebtedness on its business and financial flexibility
—	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations
—	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets
—	The availability of favorable credit and trade terms
—	The Company’s review of all relevant factors under Delaware law prior to the repurchase of Company stock or payment of dividends in light of recent changes to the Company’s stockholders’ equity

Economic Conditions

—

Continued volatility in the economy and financial markets due to uncertainties related to energy costs, availability of credit, difficulties in the banking and financial sectors, the decline in the housing market, the low level of consumer confidence and high unemployment rates that affect consumer spending or buying habits

—	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business
—	Changes in interest rates
—	Food and drug inflation or deflation

Labor Relations

—	The Company’s ability to renegotiate labor agreements with its unions
—	Resolution of issues associated with rising pension, healthcare and employee benefits costs
—	Potential for work disruption from labor disputes

Employee Benefit Costs

—	Increased operating costs resulting from rising employee benefit costs and pension funding obligations
—	Required funding of multiemployer pension plans

Governmental Regulations

—	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations
—	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

Food Safety

—	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or any adverse publicity relating to these types of concerns, whether or not valid

Self-Insurance

—	Variability in actuarial projections regarding workers’ compensation, automobile and general liability
—	Potential increase in the number or severity of claims for which the Company is self-insured

Legal and Administrative Proceedings

—	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes
—	Adverse publicity related to such unfavorable outcomes

Information Technology

—	Dependence of the Company’s businesses on computer hardware and software systems which are vulnerable to security breach by computer hackers and cyber terrorists
—	Difficulties in developing, maintaining or upgrading information technology systems
—	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

—	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers
—	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Goodwill and Intangible Asset Impairment Charges

—	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization

Accounting Matters

—	Changes in accounting standards that impact the Company’s financial statements

PART I

ITEM 1.	BUSINESS

General

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870’s. The Company’s principal executive offices are located at 7075 Flying Cloud Drive, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). All references to the “Company,” “we,” “us,” “our” and “SUPERVALU” relate to SUPERVALU INC. and its majority-owned subsidiaries.

SUPERVALU is one of the largest companies in the United States retail grocery channel. Additionally, the Company is one of the largest wholesale distributors to Independent retail customers across the United States.

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

SUPERVALU is focused on long-term retail growth through business transformation to meet the demands of each neighborhood the Company serves, and targeted store remodels and new store development in the hard-discount format. During fiscal 2012, the Company added 83 new stores through new store development and closed or sold 43 stores, including planned disposals. The Company leverages its distribution operations by providing wholesale distribution and logistics and service solutions to its independent retail customers through its Independent business segment.

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

Financial Information About Reportable Segments

The Company’s business is classified by management into two reportable segments: Retail food and Independent business (formerly Supply chain services). These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment is an aggregation of the Company’s two retail operating segments, which are organized based on format (traditional retail food stores and hard-discount food stores). The Retail food reportable segment derives revenues from the sale of groceries at retail locations operated by the Company (both the Company’s own stores and stores licensed by the Company). The Independent business reportable segment derives revenues from wholesale distribution to independently-owned retail food stores and other customers (collectively referred to as “independent retail customers”). Substantially all of the Company’s operations are domestic. Refer to the Consolidated Segment Financial Information set forth in Part II, Item 8 of this Annual Report on Form 10-K for financial information concerning the Company’s operations by reportable segment.

Retail Food

The Company conducts its Retail food operations through a total of 2,434 traditional and hard-discount retail food stores, including 935 licensed Save-A-Lot stores, located throughout the United States. The Company’s Retail food operations are supplied by 22 dedicated distribution centers and nine distribution centers that are part of the Independent business segment providing wholesale distribution to both the Company’s own stores and stores of independent retail customers.

The Company operates 1,102 traditional retail food stores which range in size from approximately 40,000 to 60,000 square feet and operate under the Acme, Albertsons, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Shaw’s, Shop ’n Save, Shoppers Food & Pharmacy and Star Market banners which have strong local and regional brand recognition in the markets in which they operate. The Company’s traditional retail food stores provide an extensive grocery offering and, depending on size, a variety of additional products including, general merchandise, health and beauty care, and pharmacy.

The Company owns 397 hard-discount food stores operating under the Save-A-Lot banner and licenses an additional 935 Save-A-Lot stores to independent operators. Save-A-Lot is one of the leading retailers in the U.S. hard-discount grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock primarily custom-branded high-volume food items generally in a single size for each product sold.

Independent Business

The Company’s Independent business segment primarily provides wholesale distribution of products to independent retailers and is the largest public company food wholesaler in the nation. The Company’s Independent business network spans 47 states and serves as primary grocery supplier to approximately 1,900 stores of independent retail customers, in addition to the Company’s own stores, as well as serving as secondary grocery supplier to approximately 760 stores of independent retail customers. The Company’s wholesale distribution customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military.

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

Products

The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, and pharmacy, which are sold through the Company’s own and licensed retail food stores to shoppers and through its Independent business segment to independent retail customers. The Company believes that it has adequate and alternative sources of supply for most of its purchased products. The Company’s Net sales include the product sales of the Company’s own stores, product sales to stores licensed by the Company and product sales of the Company’s Independent business segment to independent retail customers.

The following table provides additional detail on the percentage of Net sales for each group of similar products sold in the Retail food and Independent business segments:

	2012	2011	2010
Retail food:
Nonperishable grocery products (1)	42%	41%	43%
Perishable grocery products (2)	22	22	21
Pharmacy products	6	6	6
General merchandise and health and beauty care products (3)	5	5	5
Fuel	1	2	2
Other	1	1	1

	77	77	78
Independent business:
Product sales to independent retail customers	23	22	22
Services to independent retail customers	—	1	—

	23	23	22

Net sales	100%	100%	100%

(1)	Includes such items as dry goods, beverages, dairy, frozen foods and candy

(2)	Includes such items as meat, produce, deli and bakery

(3)	Includes such items as household products, over-the-counter medication, beauty care, personal care, seasonal items and tobacco

Private-Label Products

The Company’s private-label products are produced to the Company’s specification by many suppliers and compete in many areas of the Company’s stores. Private-label products include: the premium brand Culinary Circle™, which offers unique, premium quality products in highly competitive categories; first tier brands, including Essential Everyday™, Wild Harvest™, Flavorite™, Richfood™, equaline™, HomeLife™ and several others, which provide shoppers quality national brand equivalent products at a competitive price; and the value brand, Shopper’s Value™, which offers budget conscious consumers a quality alternative to national brands at substantial savings.

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

The Company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private-label product trademarks and service marks. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. The Company considers certain of its trademarks and service marks to be of material importance to its Retail food and Independent business segments and actively defends and enforces such trademarks and service marks.

Working Capital

Normal operating fluctuations in working capital balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition

The Company’s Retail food and Independent business segments are highly competitive. The Company believes that the success of its Retail food and Independent business segments are dependent upon the ability of its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, to compete successfully with other retail food stores. Principal competition comes from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company believes that the principal competitive factors faced by its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, include price, quality, assortment, brand recognition, store location, in-store marketing and merchandising, promotional strategies and other competitive activities.

The traditional wholesale distribution component of the Company’s Independent business segment competes directly with a number of traditional grocery wholesalers. The Company believes it competes in this business on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations.

Employees

As of February 25, 2012, the Company had approximately 130,000 employees. Approximately 84,000 employees are covered by collective bargaining agreements. During fiscal 2012, 56 collective bargaining agreements covering approximately 38,000 employees were renegotiated and 32 collective bargaining agreements covering approximately 5,500 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those expired agreements. During fiscal 2013, 76 collective bargaining agreements covering approximately 36,000 employees will expire. The majority of employees covered by these expiring collective bargaining agreements are located in Midwestern markets. The Company is focused on ensuring competitive cost structures in each market in which it operates while meeting its employees’ needs for attractive wages and affordable healthcare and retirement benefits. The Company believes that it has generally good relations with its employees and with the labor unions that represent employees covered by collective bargaining agreements. Upon the expiration of collective bargaining agreements with employees, work stoppages could occur if we are unable to negotiate new contracts. A prolonged work stoppage at a significant number of stores may have a material impact on the Company’s business, financial condition or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 18, 2012.

Name	Age	Present Position	Calendar Year Elected to Present Position	Other Positions Recently Held with the Company or Albertsons
Craig R. Herkert (1)	52	Chief Executive Officer and President	2009

Leon G. Bergmann (2)	44	Senior Vice President and President Independent Business	2011	President, Independent Business, 2011; President, Independent Sales, Marketing and Merchandising, 2011

Michael Moore (3)	47	Executive Vice President, Chief Marketing Officer	2012	Business Transformation Officer

Janel S. Haugarth	56	Executive Vice President; Merchandising and Logistics	2011	Executive Vice President; President and Chief Operating Officer Independent business, 2006-2011

J. Andrew Herring	53	Executive Vice President Real Estate, Market Development and Legal	2010	Executive Vice President Market and Real Estate Development, 2010; Senior Vice President Real Estate and Store Development, 2006-2010

Keith E. Kravcik (4)	51	Group Vice President, Controller	2011

David E. Pylipow	54	Executive Vice President, Human Resources and Communications	2006

Wayne R. Shurts (5)	52	Executive Vice President and Chief Information Officer	2010

Sherry M. Smith	50	Executive Vice President and Chief Financial Officer	2010	Senior Vice President, Finance, 2002-2010

Peter J. Van Helden	51	Executive Vice President; President, Retail Operations	2009	Executive Vice President, Retail West, 2007-2009; Senior Vice President; President, Retail West, 2006-2007

(1)	Craig R. Herkert was appointed Chief Executive Officer in May 2009 and President in August 2009. Prior to joining the Company, Mr. Herkert served as President and CEO of the Americas for Wal-Mart Stores, Inc., from 2004 to 2009.

(2)	Prior to joining the Company, Leon G. Bergmann served in a number of positions with C&S Wholesale Grocers, Inc. from 2005 to 2011 most recently as it Senior Vice President, Sales & Customer Service from 2009 to 2011.

(3)	Michael Moore was appointed Executive Vice President, Chief Marketing Officer in January 2012. Prior to joining the Company, Mr. Moore served in a number of roles at Procter & Gamble from 1987 to 2011, most recently as its Director of Customer Business Development from 2007 to 2011.

(4)	Keith E. Kravcik was appointed to Group Vice President, Controller and Corporate Officer effective April 2011. Prior to joining the Company Mr. Kravcik was Corporate Vice President and Controller for McDonald’s USA, LLC from 2004-2010.

(5)	Wayne R. Shurts was appointed Executive Vice President and Chief Information Officer in November 2010. Prior to joining the Company, Mr. Shurts was the Global Chief Information Officer for Cadbury plc from 2008 to 2010 and the Senior Vice President of Cadbury Schweppes Americas from 2006 to 2008.

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

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except for Craig R. Herkert, Leon Bergmann, Michael Moore, Keith E. Kravcik, and Wayne R. Shurts.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties may affect the Company’s business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or the Company’s other SEC filings may have a material impact on the Company’s business, financial condition or results of operations.

Competition in the Retail food and Independent business segments

The grocery business is intensely competitive. The Company’s Retail food segment faces competition for customers, employees, store sites and products from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company’s ability to differentiate itself from its competitors and create an attractive value proposition for its customers is dependent upon a combination of price, quality, assortment, brand perception, store location, in-store marketing and merchandising and promotional strategies. The grocery industry is also characterized by relatively small gross margins, and the nature and extent to which the Company’s competitors implement various pricing and promotional activities in response to increasing competition and the Company’s response to these competitive actions, can adversely affect profitability.

The Company’s Independent business segment is primarily wholesale distribution, which competes with traditional grocery wholesalers on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations. The profitability of the Independent business segment is dependent upon sufficient volume to support the Company’s operating infrastructure, and the loss of customers to a competing wholesaler, closure or vertical integration may negatively impact the Company’s sales and gross margin.

Execution of initiatives

The Company is positioned in the retail food industry as the only traditional food retailer with multiple formats and ownership models that can be used to address differing customer needs across the United States. Management believes that this diversity of go-to-market options differentiates the Company and is part of its vision of becoming “America’s Neighborhood Grocer” and the Company’s “8 Plays to Win” strategy. The “8

Plays to Win” strategy’s business initiatives include providing simplified business processes, funding for price investment and liquidity, greater customer value offerings, fresher products, including produce, business flexibility to meet the demands of their neighborhood and a hassle free customer experience, expanding the Company’s presence, and aligning the Company with its independent retail customers. The Company plans to roll out price investments across its banners, increase the number of hard-discount stores and to reinvest in its existing retail store base through remodels and merchandising initiatives tailored to the unique needs of each particular store’s neighborhood. If the Company is unable to execute on these initiatives, the Company’s financial condition and results of operations may be adversely affected.

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

•

in combination with recent reductions to the book value of the Company’s stockholders’ equity on the Company’s balance sheet and its associated surplus under Delaware law, require consideration of additional factors prior to repurchasing stock or paying dividends.

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

The Company’s ability to comply with the covenants or to refinance the Company’s obligations with respect to the Company’s indebtedness will depend on the Company’s operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond the Company’s control. In particular, the uncertainties of the global economy and capital markets may impact the Company’s ability to obtain debt financing. These conditions and factors may also negatively impact the Company’s debt ratings, which may increase the cost of borrowing, adversely affect the Company’s ability to access one or more financial markets or result in a default under the Company’s debt instruments.

Any of these outcomes may adversely affect the Company’s financial condition and results of operations.

Current economic conditions

All of the Company’s store locations are located in the United States making its results highly dependent on U.S. consumer confidence and spending habits. The U.S. economy has experienced economic volatility in recent years due to uncertainties related to higher unemployment rates, energy costs, a decline in the housing market, and limited availability of credit, all of which have contributed to suppressed consumer confidence. Consumer spending has declined as consumers trade down to a less expensive mix of products and seek out discounters for grocery items. In addition, inflation continues to be unpredictable; food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If these consumer spending patterns continue or worsen, along with an ongoing soft economy, the Company’s financial condition and results of operations may be adversely affected.

Labor relations

As of February 25, 2012, the Company is a party to 224 collective bargaining agreements covering approximately 84,000 of its employees, of which 76 collective bargaining agreements covering approximately 36,000 employees are scheduled to expire in fiscal 2013. These expiring agreements cover approximately 42 percent of the Company’s union-affiliated employees. In addition, during fiscal 2012, 32 collective bargaining agreements covering approximately 5,500 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. In future negotiations with labor unions, the Company expects that, among other issues, rising healthcare, pension and employee benefit costs will be important topics for negotiation. There can be no assurance that the Company will be able to negotiate the terms of expiring or expired agreements in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes could disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

Costs of employee benefits

The Company provides health benefits and sponsors defined pension, defined contribution pension, and other postretirement plans for substantially all employees not participating in multiemployer health and pension plans. The Company’s costs to provide such benefits continue to increase annually. The Company uses actuarial valuations to determine the Company’s benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates, and the rates of increase in compensation and health care costs. Changes to these significant estimates could increase the cost of these plans, which could also have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s largest defined benefit pension plan is closed for eligibility and frozen for credited benefit service for the vast majority of participants effective December 2007. In December 2012 that plan will be frozen as to credited service and earnings for the vast majority of participants, although vesting service may continue to accrue. The other Company sponsored defined benefit pension plan covers a group of employees whose employment terms are governed by a collective bargaining agreement and is not frozen. The projected benefit obligations of the Company sponsored plans exceed the fair value of those plans’ assets. Required contributions have increased in recent years due to a combination of lower pension discount rates, the effect of the Pension Protection Act of 2006 and lower actual return on plan assets resulting from the significant decline in financial markets during fiscal 2008 and 2009.

In addition, the Company participates in various multiemployer health and pension plans for a majority of its union-affiliated employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in the Company’s required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Increases in the costs of benefits under these plans coupled with adverse developments in the stock and capital markets that have reduced the return on plan assets have caused most multiemployer plans in which the Company participates to be underfunded. The unfunded liabilities of these plans may result in increased future payments by the

Company and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. The Great Atlantic & Pacific Tea Company (“A&P”) emerged from bankruptcy on February 28, 2012, and is a participant in five multiemployer plans with the Company. Each of those multiemployer plans has filed a claim as an unsecured creditor under A&P’s Plan of Reorganization for withdrawal liability incurred prior to A&P’s emergence from bankruptcy. Based on the information available to the Company the resolution of those claims and the impact of the A&P bankruptcy on the Company’s future payments or unfunded liabilities is not currently probable or reasonably estimable. A significant increase to funding requirements could adversely affect the Company’s financial condition, results of operations or cash flows.

If the Company is unable to control healthcare benefits and pension costs, the Company may experience increased operating costs, which may adversely affect the Company’s financial condition and results of operations.

Governmental regulations

The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, equal employment opportunity, employee benefits, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. The Company’s inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may adversely impact the Company’s business operations and prospects for future growth and its ability to participate in federal and state healthcare programs. In addition, the Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on the Company’s future business. They may, however, impose additional requirements or restrictions on the products the Company sells or manner in which the Company operates its businesses. Any or all of such requirements may adversely affect the Company’s financial condition and results of operations.

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

Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which the Company’s self-insured increases, or the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company’s original assessments, the Company’s financial condition and results of operations may be adversely affected.

Legal Proceedings

The Company’s businesses are subject to the risk of legal proceedings by employees, consumers, suppliers, stockholders, governmental agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in the Company’s businesses, regardless of whether the allegations are valid or whether the Company is ultimately found liable. As a result, litigation may adversely affect the Company’s financial condition and results of operations.

Information technology systems

The efficient operation of the Company’s businesses is dependent on computer hardware and software systems. Information systems are vulnerable to security breach by computer hackers and cyber terrorists. The Company relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on the Company’s information systems, and continues to invest in maintaining and upgrading the systems and applications to ensure risk is controlled. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason could disrupt the Company’s business and could result in decreased performance and increased overhead costs, causing the Company’s business and results of operations to suffer.

Additionally, the Company’s businesses involve the receipt and storage of personal information about the Company’s customers. Data theft, information espionage or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems may adversely affect the Company’s businesses by causing the Company to implement costly security measures in recognition of actual or potential threats, by requiring the Company to expend significant time and resources developing, maintaining or upgrading technology systems and by causing the Company to incur significant costs to reimburse third parties for damages. If the Company experiences a data security breach, it could be exposed to governmental enforcement actions and private litigation. The Company may also lose credibility with its customers, resulting in lost future sales.

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

Impairment charges for goodwill or other intangible assets

The Company is required to annually test goodwill and intangible assets with indefinite useful lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its weighted average cost of capital, future revenue, profitability, cash flows, fair value of assets and liabilities, as well as other assumptions. These estimates may be affected by significant variability, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

Changes in accounting standards

Accounting principles generally accepted in the Unites States of America (“accounting standards”) and interpretations by various governing bodies, including the SEC, for many aspects of the Company’s business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or their interpretation may significantly change or add volatility to the Company’s reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact the Company’s financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Total retail square footage as of February 25, 2012 was 64 million, of which approximately 62 percent was leased. In addition to its principal executive offices in Eden Prairie, Minnesota, the Company maintains store support centers in Boise, Idaho and St. Louis, Missouri. Additional information on the Company’s properties can be found in Part I, Item 1 of this Annual Report on Form 10-K. The Company’s properties are in good condition, well maintained and suitable to carry on its business.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently-available facts, it is remote that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the two matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 13, 2012, there were 20,614 stockholders of record.

Common Stock Price

	Common Stock Price Range				Dividends Declared Per Share
	2012		2011		2012	2011
Fiscal	High	Low	High	Low
First Quarter	$11.77	$7.18	$17.89	$11.93	$0.0875	$0.0875
Second Quarter	9.71	6.40	13.16	9.67	0.0875	0.1750
Third Quarter	8.75	6.26	12.45	8.38	0.0875	—
Fourth Quarter	8.57	6.58	9.87	7.06	0.0875	0.0875

Year	11.77	6.26	17.89	7.06	$0.3500	$0.3500

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

Company Purchases of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)
First four weeks
December 4, 2011 to December 31, 2011	19,500	$7.17	—	$—
Second four weeks
January 1, 2012 to January 28, 2012	835	$7.59	—	$—
Third four weeks
January 29, 2012 to February 25, 2012	1,845	$6.96	—	$—

Totals	22,180	$7.16	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2012 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 22,180 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

(3)	On June 24, 2010, the Board of Directors of the Company adopted and announced a new annual share repurchase program authorizing the Company to purchase up to $70 of the Company’s common stock. Stock purchases will be made from the cash generated from the settlement of stock options. This annual authorization program replaced the previously existing share purchase program and expired June 30, 2011.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2007 to the end of fiscal 2012 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN AMONG

SUPERVALU, S&P 500 AND PEER GROUP (1)

February 23, 2007 through February 24, 2012 (2)

Date	SUPERVALU	S&P 500	Peer Group (3)
February 23, 2007	$100.00	$100.00	$100.00
February 22, 2008	$75.39	$95.03	$102.45
February 27, 2009	$44.06	$52.97	$98.16
February 26, 2010	$44.48	$81.37	$111.34
February 25, 2011	$26.03	$99.18	$110.11
February 24, 2012	$20.90	$104.84	$124.69

(1)	Total return assuming $100 invested on February 23, 2007 and reinvestment of dividends on the day they were paid.

(2)	The Company’s fiscal year ends on the last Saturday in February.

(3)	The Company’s peer group consists of Delhaize Group SA, Koninklijke Ahold NV, The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc. Great Atlantic & Pacific Tea Company, Inc. was a member of the Company’s peer group prior to fiscal 2012 but was removed due to their bankruptcy proceedings.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars and shares in millions, except percent and per share data)	2012 (52 weeks)	2011 (52 weeks)	2010 (52 weeks)	2009 (53 weeks)	2008 (52 weeks)
Operating Results
Net sales	$36,100	$37,534	$40,597	$44,564	$44,048
Identical store retail sales increase (decrease) (1)	(2.8)%	(6.0)%	(5.1)%	(1.2)%	0.5%
Cost of sales	28,081	29,124	31,444	34,451	33,943
Selling and administrative expenses	7,106	7,516	7,952	8,746	8,421
Goodwill and intangible asset impairment charges (2)	1,432	1,870	—	3,524	—
Operating earnings (loss)	(519)	(976)	1,201	(2,157)	1,684
Interest expense, net	509	547	569	622	707
Earnings (loss) before income taxes	(1,028)	(1,523)	632	(2,779)	977
Income tax provision (benefit)	12	(13)	239	76	384
Net earnings (loss)	(1,040)	(1,510)	393	(2,855)	593
Net earnings (loss) as a percent of net sales	(2.88)%	(4.02)%	0.97%	(6.41)%	1.35%
Net earnings (loss) per share—diluted	(4.91)	(7.13)	1.85	(13.51)	2.76

Financial Position
Inventories (FIFO) (3)	$2,492	$2,552	$2,606	$2,967	$2,956
Working capital (3)	(23)	(84)	(192)	(109)	(280)
Property, plant and equipment, net	6,362	6,604	7,026	7,528	7,533
Total assets	12,053	13,758	16,436	17,604	21,062
Debt and capital lease obligations	6,256	6,751	7,635	8,484	8,833
Stockholders’ equity	21	1,340	2,887	2,581	5,953

Other Statistics
Return on average stockholders’ equity	(103.55)%	(76.36)%	14.42%	(59.32)%	10.44%
Book value per share	$0.10	$6.32	$13.62	$12.19	$28.13
Current ratio (3)	0.99:1	0.98:1	0.95:1	0.98:1	0.94:1
Debt to capital ratio (4)	99.7%	83.4%	72.6%	76.7%	59.7%
Dividends declared per share	$0.3500	$0.3500	$0.6100	$0.6875	$0.6750
Weighted average shares outstanding—diluted	212	212	213	211	215
Depreciation and amortization	$884	$925	$957	$1,057	$1,017
Capital expenditures (5)	$700	$604	$691	$1,212	$1,227
Retail stores as of fiscal year end (6)	2,434	2,394	2,349	2,421	2,474

(1)	The change in identical store sales is calculated as the change in net sales for stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions. Fiscal 2008 identical store sales are calculated as if the Acquired Operations stores were in the identical store base for four full quarters in fiscal 2008 and 2007.

(2)	The Company recorded goodwill and intangible asset impairment charges of $1,432 before tax ($1,292 after tax, or $6.10 per diluted share) in fiscal 2012, $1,870 before tax ($1,743 after tax, or $8.23 per diluted share) in fiscal 2011 and $3,524 before tax ($3,326 after tax, or $15.71 per diluted share) in fiscal 2009.

(3)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $342 for fiscal 2012, $282 for fiscal 2011, $264 for fiscal 2010, $258 for fiscal 2009 and $180 for fiscal 2008.

(4)	The debt to capital ratio is calculated as debt and capital lease obligations divided by the sum of debt and capital lease obligations and stockholders’ equity. The increases in fiscal 2012, 2011 and 2009 are primarily due to the write-down of goodwill and intangible assets.

(5)	Capital expenditures include fixed asset and capital lease additions.

(6)	Retail stores as of fiscal year end includes licensed hard-discount food stores and is adjusted for planned sales and closures as of the end of each fiscal year.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The challenging economic environment has continued to negatively impact consumer confidence and spending in fiscal 2012. As a result, consumer spending is pressured and consumers are seeking greater value offerings.

The Company is focused on its business transformation plan to become America’s Neighborhood Grocer, which draws upon the Company’s “8 Plays to Win” strategy. Key drivers of this strategy include simplification of business processes, generation of incremental funding for further price investment and a greater focus on meeting the demands of each neighborhood.

A key tenet for improving sales through the “8 Plays to Win” strategy, is the implementation of an overall pricing philosophy referred to as “fair pricing plus promotion.” Under this strategy, the Company will offer lower, more competitive everyday pricing on non-promoted items while continuing to offer compelling weekly promotions to attract customers. As the strategy unfolds, price investments necessary to fully implement “fair pricing plus promotion” have, and are expected to continue to, initially reduce identical store sales until such time as unit volumes increase.

Another element of the Company’s strategy is to better match the offerings and experience of each store to its surrounding community, what is referred to as “hyper-local retailing”. Store directors have been given more authority over the items they display and promote so their store better reflects the neighborhood preferences and creates a more relevant in-store experience for customers.

The Company also believes it can increase sales through greater sales of its private label products as the competitive prices for such products drive additional sales. The Company has launched Essential Everyday, its national-brand-equivalent private label offering. Essential Everyday’s clean packaging and appealing graphics complement the Company’s other recognized private label brands such as Shoppers Value, Culinary Circle and Wild Harvest. Essential Everyday has been introduced across a number of categories, and additional items are being introduced each quarter.

To provide funding for planned price investments, the Company is improving its operations through the introduction and implementation of a number of business support tools. These tools enable management to design more effective promotions, determine more appropriate display sizes, order product quantities that better match sales forecasts, and take actions to improve product availability-all based on historical data.

The grocery sector experienced higher-than-normal levels of commodity inflation during fiscal 2012 and fiscal 2011, and the Company is anticipating modest inflation to continue in fiscal 2013. The Company, and the majority of its key competitors, have stated it will generally pass through vendor cost increases in the form of higher retail prices, thus mitigating the potential impact of lower gross margin rates. The Company analyzes inflation by product or product group and evaluates whether to pass on the cost inflation in conjunction with its overall price investment strategy. The Company does not expect inflation to have a material impact on its ability to execute its business strategy.

The following discussion summarizes operating results in fiscal 2012 compared to fiscal 2011 and for fiscal 2011 compared to fiscal 2010. Comparability is affected by income and expense items that fluctuated significantly between and among periods:

(In millions, except per share data)	February 25, 2012 (52 weeks)		February 26, 2011 (52 weeks)		February 27, 2010 (52 weeks)
Net sales	$36,100	100.0%	$37,534	100.0%	$40,597	100.0%
Cost of sales	28,081	77.8	29,124	77.6	31,444	77.5

Gross profit	8,019	22.2	8,410	22.4	9,153	22.5
Selling and administrative expenses	7,106	19.7	7,516	20.0	7,952	19.6
Goodwill and intangible asset impairment charges	1,432	4.0	1,870	5.0	—	—

Operating earnings (loss)	(519)	(1.4)	(976)	(2.6)	1,201	3.0
Interest expense, net	509	1.4	547	1.5	569	1.4

Earnings (loss) before income taxes	(1,028)	(2.8)	(1,523)	(4.1)	632	1.6
Income tax provision (benefit)	12	0.0	(13)	0.0	239	0.6

Net earnings (loss)	$(1,040)	(2.9)%	$(1,510)	(4.0)%	$393	1.0%

Net earnings (loss) per share—diluted	$(4.91)		$(7.13)		$1.85

Comparison of fifty-two weeks ended February 25, 2012 (fiscal 2012) with fifty-two weeks ended February 26, 2011 (fiscal 2011):

Net sales for fiscal 2012 were $36,100, compared with $37,534 last year. Net loss for fiscal 2012 was $1,040, or $4.91 per basic and diluted share, compared with net loss of $1,510, or $7.13 per basic and diluted share last year. Results for fiscal 2012 include non-cash goodwill and intangible asset impairment charges of $1,432 before tax ($1,292 after tax, or $6.10 per diluted share) and $20 of severance charge ($13 after tax, or $0.06 per diluted share). Results for fiscal 2011 include net charges of $1,987 before tax ($1,806 after tax, or $8.52 per diluted share) comprised of non-cash goodwill and intangible asset impairment charges of $1,870 before tax ($1,743 after tax, or $8.23 per diluted share), store closure and exit costs of $99 before tax ($77 after tax, or $0.37 per diluted share) and employee-related expenses, primarily labor buyout costs, severance, and the impact of a labor dispute of $80 before tax ($51 after tax, or $0.23 per diluted share), partially offset by a gain on the sale of Total Logistic Control of $62 before tax ($65 after tax, or $0.31 per diluted share).

Net Sales

Net sales for fiscal 2012 were $36,100, compared with $37,534 last year, a decrease of $1,434 or 3.8 percent. Retail food sales were 77.3 percent of Net sales and Independent business net sales were 22.7 percent of Net sales for fiscal 2012, compared with 77.0 percent and 23.0 percent, respectively, last year.

Retail food sales for fiscal 2012 were $27,906, compared with $28,911 last year, a decrease of $1,005, or 3.5 percent. The decrease is primarily due to market exits and store dispositions of $765 and negative identical store retail sales of 2.8% over fiscal 2011 or $691 (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions). Negative identical store retail sales performance was primarily a result of heightened value-focused competitive activity and the impact of the challenging economic environment on consumers. During fiscal 2012, customer count declined approximately 3.8 percent while average basket size increased approximately 1.1 percent driven by moderate levels of inflation, offset in part by fewer items per customer.

During fiscal 2012 the Company added 83 new stores through new store development, comprised of one traditional retail food store and 82 hard-discount food stores, and sold or closed 43 stores, including planned dispositions, of which 13 were traditional retail food stores and 30 were hard-discount food stores. Total retail square footage as of the end of fiscal 2012 was approximately 64 million, a decrease of 0.4 percent from the end of fiscal 2011. Total retail square footage, excluding actual and planned store dispositions, increased 0.8 percent from the end of fiscal 2011. New stores and licensed hard-discount stores contributed $481 to retail sales increases in fiscal 2012.

Independent business sales for fiscal 2012 were $8,194, compared with $8,623 last year, a decrease of $429 or 5.0 percent. The decrease is primarily due to reduced volume from a national retail customer’s transition of volume to self-distribution and the sale of Total Logistic Control in the fourth quarter of fiscal 2011, which on a combined basis resulted in decreased sales of $536. Sales to existing independent retail customers increased $107.

Gross Profit

Gross profit for fiscal 2012 was $8,019, compared with $8,410 last year, a decrease of $391, or 4.6 percent. The decrease in Gross profit dollars is primarily due to a decline in the Company’s sales volume. Negative identical store Retail food sales, previously announced market exits and store dispositions combined with the divestiture of Total Logistic Control and volume lost to self-distribution resulted in decreases in Gross profit of $381.

Gross profit, as a percent of Net sales, was 22.2 percent for fiscal 2012 compared with 22.4 percent last year. Retail food gross profit as a percent of Retail food Net sales was 27.3 percent for fiscal 2012 compared with 27.5 percent last year. The 20 basis point decrease in Retail food gross profit rate is due to a 30 basis point decline from changes in business mix and increased advertising and other costs, and a 10 basis point decline in gross profit due to a higher LIFO charge. Partially offsetting these amounts are a 20 basis point increase due to the impact of improved effectiveness of promotional activities and lower costs, net of the Company’s investments in lower retail prices.

Independent business gross profit as a percent of Independent business Net sales was 4.8 percent for fiscal 2012 compared with 5.4 percent last year. The 60 basis point decrease in Independent business profit is primarily related to the divestiture of Total Logistic Control and the impact of a national retail customer’s transition to self-distribution.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2012 were $7,106, compared with $7,516 last year, a decrease of $410, or 5.5 percent. Reductions in Selling and administrative expenses reflect the impact of charges related to store closure and exit costs, labor buyouts, and labor disputes totaling $150 recorded in fiscal 2011, reduced costs due to lower fiscal 2012 sales volumes, store closures, and market exits, net of sales deleveraging totaling $264. Selling and administrative expenses also decreased due to lower store support costs, employee benefit costs and occupancy costs of $64, and from a fiscal 2012 gain of $15 recorded to correct the calculation of workers’ compensation liabilities to exclude security program payments. The Company recorded a $20 charge related to workforce reductions in fiscal 2012 and also recorded a $62 gain on the sale of Total Logistic Control in fiscal 2011 which offset the above items.

Selling and administrative expenses for fiscal 2012 were 19.7 percent of net sales compared to 20.0 percent of net sales last year. The 30 basis point decrease in selling and administrative expenses as a percent of net sales in fiscal 2012 is primarily due to a net 30 basis point improvement due to store closure and exit costs, labor buyouts, and labor disputes charges, net of a gain on the sale of Total Logistic Control recorded in fiscal 2011, partially offset by a 10 basis point increase due to a $20 charge related to workforce reductions in fiscal 2012.

The remaining 10 basis point improvement in fiscal 2012 is primarily due to lower store support costs, employee benefit costs and occupancy expenses. The 30 basis point improvement due to previously announced store closures and market exits, was offset by a 30 basis point increase from reduced sales leverage in fiscal 2012.

Goodwill and Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

During the third and fourth quarters of fiscal 2012 the Company’s stock price experienced a significant and sustained decline. As a result, the Company performed reviews of goodwill and intangible assets with indefinite useful lives for impairment, which indicated that the carrying value of traditional retail stores’ goodwill and certain intangible assets with indefinite useful lives exceeded their estimated fair values. The Company recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives during the third quarter of fiscal 2012.

The finalization of third quarter impairment charges and the results of the fourth quarter impairment review resulted in an additional non-cash impairment charge of $525 including an immaterial finalization to the third quarter preliminary charge. The fourth quarter charge is comprised of $460 of goodwill and $65 of intangible assets with indefinite useful lives. The impairments were due to the significant and sustained decline in the Company’s market capitalization as of and subsequent to the end of the end of the fourth quarter of fiscal 2012 and updated future cash flows. All fiscal 2012 goodwill and intangible asset impairment charges were recorded in the Retail food segment.

As a result of the third and fourth quarter reviews total non-cash impairment charges of $1,432 were recorded in the Retail food segment, comprised of $1,121 of goodwill and $311 of intangible assets with indefinite useful lives. During fiscal 2011 the Company recorded non-cash impairment charges of $1,870, comprised of a $1,619 of goodwill and $251 of intangible assets with indefinite useful lives, in the Retail food segment due to the significant decline in its market capitalization and the impact of the challenging economic environment on the Company’s operations.

The calculation of the impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

Operating Loss

The operating loss for fiscal 2012 was $519 compared with an operating loss of $976 last year. Retail food operating loss for fiscal 2012 was $698, or negative 2.5 percent of Retail food net sales compared with an operating loss of $1,212 or negative 4.2 percent of Retail food net sales last year. The $514 decrease in 2012 Retail food operating loss primarily reflects $438 of lower goodwill and intangible asset impairment charges, and $128 of lower net charges related to store closure and exit costs, labor buyouts, and labor disputes than recorded in fiscal 2011.

Independent business operating earnings for fiscal 2012 were $243, or 3.0 percent of Independent business net sales, compared with $337, or 3.9 percent of Independent business net sales, last year. The decrease in Independent business operating earnings of $94 is primarily attributable to the $62 gain on sale from the divestiture of Total Logistic Control recorded in fiscal 2011, primarily offset by a higher LIFO charge and impacts of reduced volume from a national retail customer’s previously announced plans to transition certain volume to self-distribution in fiscal 2012.

Interest Expense, Net

Net interest expense was $509 in fiscal 2012, compared with $547 last year, primarily reflecting lower average debt levels in fiscal 2012 compared to last year.

Income Tax Provision (Benefit)

The income tax expense for fiscal 2012 was $12 compared with an income tax benefit of $13 last year. Taxes for fiscal 2012 and 2011 reflect the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

Net Loss

Net loss was $1,040, or $4.91 per basic and diluted share, for fiscal 2012 compared with a net loss of $1,510, or $7.13 per basic and diluted share last year. Net loss for fiscal 2012 includes goodwill and intangible asset impairment charges of $1,432 before tax ($1,292 after tax, or $6.10 per basic and diluted share) and employee related severance charges of $20 before tax ($13 after tax, or $0.06 per basic and diluted share). Net loss for fiscal 2011 includes goodwill and intangible asset impairment charges, store closure and exit costs and certain other costs consisting primarily of labor buyout costs, severance and the impact of a labor dispute of $1,806 after tax, or $8.52 per basic and diluted share, including the impact of a $62 gain on the sale of Total Logistic Control ($65 after tax, or $0.31 per basic and diluted share).

Comparison of fifty-two weeks ended February 26, 2011 (fiscal 2011) with fifty-two weeks ended February 27, 2010 (fiscal 2010):

Net sales for fiscal 2011 were $37,534, compared with $40,597 for fiscal 2010. Net loss for fiscal 2011 was $1,510, or $7.13 per basic and diluted share, compared with net earnings of $393, or $1.86 per basic share and $1.85 per diluted share for fiscal 2010. Results for fiscal 2011 include net charges of $1,987 before tax ($1,806 after tax, or $8.52 per diluted share) comprised of non-cash goodwill and intangible asset impairment charges of $1,870 before tax ($1,743 after tax, or $8.23 per diluted share), store closure and exit costs of $99 before tax ($77 after tax, or $0.37 per diluted share) and employee-related expenses, primarily labor buyout costs, severance, and the impact of a labor dispute of $80 before tax ($51 after tax, or $0.23 per diluted share), partially offset by a gain on the sale of Total Logistic Control of $62 before tax ($65 after tax, or $0.31 per diluted share).

Net Sales

Net sales for fiscal 2011 were $37,534, compared with $40,597 for fiscal 2010, a decrease of $3,063 or 7.5%. Retail food net sales were 77.0 percent of Net sales and Independent business net sales were 23.0 percent of Net sales for fiscal 2011, compared with 77.9 percent and 22.1 percent, respectively, in fiscal 2010.

Retail food sales for fiscal 2011 were $28,911, compared with $31,637 last year, a decrease of $2,726, or 8.6 percent. The decrease primarily reflects negative identical store retail sales of 6.0 percent, or $1,627 (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and the impact of market exits and store dispositions of $1,271. Identical store retail sales performance was primarily a result of heightened value-focused competitive activity and the impact of the challenging economic environment on consumers. Customer count declined approximately 400 basis points and average basket size decreased approximately 2.0 percent during fiscal 2011 driven by fewer items per customer offset in part by moderate levels of inflation.

During fiscal 2011 the Company added 132 new stores through new store development, comprised of three traditional retail food stores and 129 hard-discount food stores, and sold or closed 87 stores, including planned dispositions, of which 50 were traditional retail food stores and 37 were hard-discount food stores. Total retail square footage as of the end of fiscal 2011 was approximately 64 million, a decrease of 1.7 percent from the end of fiscal 2010. Total retail square footage, excluding actual and planned store dispositions, increased 1.7 percent from the end of fiscal 2010. New stores and licensed hard-discount stores contributed $172 to retail sales increases in fiscal 2011.

Independent business sales for fiscal 2011 were $8,623, compared with $8,960 last year, a decrease of $337 or 3.8 percent. The decrease of $337 is primarily due to the combination of reduced volume resulting from the completion of a national retail customer’s transition of volume to self-distribution and the loss of a key customer due to acquisition by a competitor totaling $363, net of new business during fiscal 2011.

Gross Profit

Gross profit for fiscal 2011 was $8,410, compared with $9,153 last year, a decrease of $743, or 8.1 percent. The decrease in Gross profit dollars is primarily due to a decline in the Company’s sales volume. Negative identical store Retail food sales as well as market exits and store dispositions resulted in decreases in retail Gross profit of $736.

Gross profit, as a percent of Net sales, was 22.4 percent for fiscal 2011 compared with 22.5 percent in fiscal 2010. The 10 basis point decrease in gross profit is primarily attributable to a 20 basis point decline in gross margin rate due to the impact of Independent business sales mix and the 10 basis point impact to margin due to a labor dispute, offset partially by a 20 basis point margin improvement from lower promotional sales mix. Retail food gross profit as a percent of Retail food Net sales was 27.5 percent for fiscal 2011 compared with 27.4 percent last year. Independent business gross profit as a percent of Independent business Net sales for fiscal 2011 was consistent with last year at 5.4 percent.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2011 were $7,516, compared with $7,952 last year, a decrease of $436, or 5.5 percent. Reductions in Selling and administrative expenses were primarily comprised of lower sales volume, store closures, and market exits, net of sales deleveraging totaling $467 and a $62 gain on the sale of Total Logistic Control. These factors were offset in part by a $150 charge related to store closure and exit costs, labor buyouts, and labor disputes in fiscal 2011. In fiscal 2010 the Company recorded $62 in net charges related to market exits, store closure of non-strategic stores and fees received from the early termination of a supply agreement.

Selling and administrative expenses for fiscal 2011 were 20.0 percent of net sales compared to 19.6 percent of net sales in fiscal 2010. The 40 basis points increase in selling and administrative expenses as a percent of net sales in fiscal 2011 is primarily due to a 50 basis point increase from reduced sales leverage, a 30 basis points increase in store closure and exit costs, labor buyouts, and labor disputes for charges recorded in fiscal 2011. Partially offsetting these increases were a 20 basis point improvement for net charges related to market exits, store closure of non-strategic stores and fees received from the early termination of a supply agreement recorded in fiscal 2010 and a 20 basis point impact due to the gain on sale of Total Logistic Control in fiscal 2011.

Goodwill and Intangible Asset Impairment Charges

During fiscal 2011 the Company recorded non-cash impairment charges of $1,870 in the Retail food segment, comprised of a $1,619 reduction to the carrying value of goodwill, a $221 reduction to the carrying value of intangible assets with indefinite useful lives, and a $30 reduction related to the carrying value of certain Acquired Trademarks. The non-cash impairment charges recorded during 2011 were primarily attributable to the significant decline in its market capitalization and the impact of the challenging economic environment on the Company’s operations. No goodwill impairment charges were recorded in fiscal 2010.

Operating Earnings (Loss)

Operating loss for fiscal 2011 was $976 compared with operating earnings of $1,201 in fiscal 2010. Retail food operating loss for fiscal 2011 was $1,212, or negative 4.2 percent of Retail food net sales compared with operating earnings of $989 or 3.1 percent of Retail food net sales in fiscal 2010. The decrease in earnings of $2,201 reflects goodwill and intangible asset impairment charges of $1,870, or 6.5 percent of Retail food sales, reduced gross profit dollars primarily due to lower sales in fiscal 2011, store closure and exit costs of $99, or 0.3 percent of Retail food sales, and certain other costs primarily related to labor buy out costs, severance and the impact of a labor dispute of $80, or 0.3 percent of Retail food sales. The remaining decrease of $152, or 20 basis points, is primarily attributable to increased promotional spending and reduced sales leverage.

Independent business operating earnings for fiscal 2011 were $337, or 3.9 percent of Independent business net sales, compared with $299, or 3.3 percent of Independent business net sales, in fiscal 2010. The increase primarily reflects the gain on the sale of Total Logistic Control of $62, or 0.7 percent of Independent business net sales.

Interest Expense, Net

Net interest expense was $547 in fiscal 2011, compared with $569 in fiscal 2010, primarily reflecting lower debt levels in fiscal 2011.

Income Tax Provision (Benefit)

The income tax benefit was $13 for fiscal 2011 compared with a tax expense of $239, or 37.8 percent of earnings before income taxes, in fiscal 2010. Taxes for fiscal 2011 reflect the impact of the goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

Net Earnings (Loss)

Net loss was $1,510, or $7.13 per basic and diluted share, for fiscal 2011 compared with net earnings of $393, or $1.86 per basic share and $1.85 per diluted share in fiscal 2010. Net loss for fiscal 2011 includes goodwill and intangible asset impairment charges, store closure and exit costs and certain other costs consisting primarily of labor buyout costs, severance and the impact of a labor dispute of $1,806 after tax, or $8.52 per basic and diluted share, partially offset by a gain on the sale of Total Logistic Control of $65 after tax, or $0.31 per basic and diluted share. Net earnings for fiscal 2010 includes net charges of $39 after tax, or $0.18 per basic and diluted share, related to planned retail market exits, closure of non-strategic stores and fees received from the early termination of a supply agreement.

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

Significant accounting policies are discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported gross profit, operating earnings (loss) and inventory amounts. The historical estimates of the Company have been reliable in the past, and the Company believes the methodology will continue to be reliable in the future. Based on previous experience, the Company does not expect significant changes in the level of vendor support. However, if such changes were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, the Company would consider changing the volume, type and frequency of the advertising, which could increase or decrease its advertising expense. Similarly, the Company is not able to assess the impact of vendor advertising allowances on increasing revenues as such allowances do not directly generate revenue for the Company’s stores. For fiscal 2012, a 1 percent change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact gross profit by less than 10 basis points.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods. Approximately 78 percent and 79 percent of the Company’s inventories were valued using the last-in, first-out (“LIFO”) method for fiscal 2012 and 2011, respectively. The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the current cost of its inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. The first-in, first-out method (“FIFO”) is used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $342 and $282 as of February 25, 2012 and February 26, 2011, respectively.

During fiscal 2012, 2011 and 2010, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2012, 2011 and 2010 purchases. As a result, Cost of sales decreased by $19, $11 and $22 in fiscal 2012, 2011 and 2010, respectively.

In addition, the Company evaluates physical inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date. Although the Company has sufficient current and historical information available to record reasonable estimates for inventory shortages, it is possible that actual results could differ. As of February 25, 2012, each 25 basis point change in the estimated inventory shortages would impact the allowances for inventory shortages by approximately $13.

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

The Company’s reserve for closed properties was $141, net of estimated sublease recoveries of $150, as of February 25, 2012 and $178, net of estimated sublease recoveries of $142, as of February 26, 2011. The Company recognized asset impairment charges of $10, $39 and $52 in fiscal 2012, 2011 and 2010, respectively.

Goodwill and Intangible Assets with Indefinite Useful Lives

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s determination of reporting units considers the quantitative and qualitative characteristics of aggregation of each of the components within the traditional retail stores and independent business operating segments. The significant qualitative and economic characteristics used in determining our components to support their aggregation include types of businesses and the manner in which the components operate, consideration of key impacts to net sales, cost of sales, competitive risks and the extent to which components share assets and other resources. The Company’s reporting units are the operating segments of the business which consist of traditional retail stores, hard-discount stores, and independent business services.

The Company’s traditional retail stores reporting unit is comprised of the aggregation of ten traditional retail food store components under a variety of banners, including Shoppers, Jewel-Osco, ACME, Albertson’s Southern California, Albertson’s Inter-Mountain West, Hornbachers, Farm Fresh, Cub Foods, Shop’n Save and Shaw’s. The Company’s hard-discount stores reporting unit is comprised of a single component under one banner: Save-A-Lot. The independent business reporting unit is comprised of the aggregation of four geographic distribution areas, which are organized based on region components: Eastern, Southeast, Midwest and Northern.

The fair values of the Company’s reporting units are determined by using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Fair value calculations contain significant judgments and estimates related to each reporting unit’s projected weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends and specific plans in place. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition. The Company has sufficient current and historical information available to support its judgments and estimates. However, if actual results are not consistent with the Company’s estimates, future operating results may be materially impacted.

The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to projected future revenues associated with the tradename based on management’s expectations of the current and future operating environment. The royalty cash flows are discounted using rates based on the weighted average cost of capital and the specific risk profile of the tradenames relative to the Company’s other assets. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition.

During the third and fourth quarters of fiscal 2012 the Company’s stock price experienced a significant and sustained decline. As a result, the Company performed reviews of goodwill and intangible assets with indefinite useful lives for impairment, which indicated that the carrying value of traditional retail stores’ goodwill and certain intangible assets with indefinite useful lives exceeded their estimated fair values. The Company recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives during the third quarter of fiscal 2012.

The finalization of third quarter impairment charges and the results of the fourth quarter impairment review resulted in an additional non-cash impairment charge of $525 including an immaterial finalization to the third quarter preliminary charge. The fourth quarter charge is comprised of $460 of goodwill and $65 of intangible assets with indefinite useful lives and was recorded in the Retail food segment. The impairment charge was due to the significant and sustained decline in the Company’s market capitalization as of and subsequent to the end of the fourth quarter of fiscal 2012 and updated discounted future cash flows. All fiscal 2012 goodwill and intangible asset impairment charges were recorded in the Retail food segment.

As a result of the third and fourth quarter reviews, total non-cash impairment charges of $1,432 were recorded, comprised of $1,121 of goodwill and $311 of intangible assets with indefinite useful lives. The calculation of the impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

Rates used in fiscal 2012 to discount projected future cash flows, which varied for each reporting unit, ranged between 10 percent and 15 percent. Perpetual growth rates, which also varied for each reporting unit, ranged between 1 percent and 3 percent. Management performed sensitivity analyses on the fair values resulting from the discounted cash flow analysis utilizing alternate assumptions that reflect reasonably possible changes to future assumptions. For the Independent business and Hard discount reporting units, a 100 basis point increase in the discount rate utilized in the discounted cash flow analysis would not have resulted in either reporting unit failing the first step of the impairment tests. For the independent business and hard discount reporting units, a 100 basis point decrease in the estimated perpetual sales growth rates utilized in the discounted cash flow analysis would not have resulted in either reporting unit failing the first step of the impairment tests. The fair value of Independent business’ goodwill exceeded its $710 carrying value by 50 percent and the fair value of the hard-discount stores’ goodwill exceeded its $137 carrying value by greater than 100 percent. If the Company’s stock price experiences a significant and sustained decline, or other events or changes in circumstances, such as operating results not meeting plan indicate that impairment may have occurred, the Company would reassess the fair value of the implied goodwill compared to the carrying value.

The Company’s goodwill attributable to each reporting unit consisted of the following:

Reporting Unit	2012	2011
Traditional retail stores	$—	$1,137
Hard discount stores	137	137
Independent business	710	710

	$847	$1,984

Goodwill was assigned to the reporting units as of the acquisition date, with no amounts being allocated between reporting units.

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

In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities. Any projection of losses concerning workers’ compensation, healthcare and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, regulatory changes, benefit level changes and actual claim settlement patterns. The majority of the self-insurance liability for workers’ compensation is related to claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers and providers. In recent years, there has been an increase in the number of legislative reforms and judicial rulings affecting the handling of claim activity. The impact of many of these variables on ultimate costs is difficult to estimate. The effects of changes in such estimated items are included in results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period. If, in the future, the Company was to experience significant volatility in the amount and timing of cash payments compared to its earlier estimates, the Company would assess whether to continue to discount these liabilities. The Company had self-insurance liabilities of approximately $956, net of the discount of $159, and $1,050, net of the discount of $178, as of February 25, 2012 and February 26, 2011, respectively. As of February 25, 2012, each 25 basis point change in the discount rate would impact the self-insurance liabilities by approximately $1.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based primarily on each participant’s years of service, compensation, and age at retirement or termination. Effective December 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans whereby service crediting ended in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases will continue to be reflected in the amount of benefit earned in these plans until December 31, 2012.

The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with Accounting Standard Codification (ASC) 715, Compensation—Retirement Benefits, in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost. ASC 715 requires employers to recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. While the company believes the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. See Note 12-Benefit Plans for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.

The Company’s expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The 10-year annual average rate of return on pension assets for fiscal 2012 and fiscal 2011 are lower than the assumed long-term rate of return of 7.5 and 7.75 percent due to the unprecedented decline in the economy and the credit market turmoil during fiscal 2008 and 2009. The 10 year rolling average annualized return for investments made in a manner consistent with our target allocations have generated average returns of approximately 8.2% based on returns from 1990 to 2011. The Company expects that the markets will recover to the assumed long-term rate of return. In accordance with accounting standards, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

At February 25, 2012, the Company converted to the 2012 Static Mortality Table for Annuitants and Non-Annuitants for calculating the pension and postretirement obligations and the fiscal 2013 expense. The impact of this change increased the February 25, 2012 projected benefit obligation by $10 and the accumulated postretirement benefit obligation by $1. This change will also increase the fiscal 2013 defined benefit pension plans expense by $2.

During fiscal 2012, the Company contributed $87, as $63 was pre-funded in fiscal 2011, to its defined benefit pension plans. In addition the Company contributed $6 to its postretirement benefit plans in fiscal 2012, and expects to contribute $168 to its defined benefit pension plans and $7 to its postretirement benefit plans in fiscal 2013.

For fiscal 2013, each 25 basis point reduction in the discount rate would increase pension expense by approximately $14 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $5. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation as of the end of fiscal 2012 by approximately $11. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of fiscal 2012 by approximately $10. A 100 basis point change in the healthcare trend rate would impact service and interest cost by $1. Although the Company believes that its assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

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

The Company’s effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which the Company operates. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, the Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. The Company also provides interest on these liabilities at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from the Company’s estimates due to changes in facts, circumstances and new information. As of February 25, 2012 and February 26, 2011, the Company had $165 and $182 of unrecognized tax benefits, respectively.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to realize. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that the Company was more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. The Company had a valuation allowance of $25 and $24 as of February 25, 2012 and February 26, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,056, $1,163 and $1,474 in fiscal 2012, 2011 and 2010, respectively. The decrease in cash provided by operating activities in fiscal 2012 compared to fiscal 2011 is primarily attributable to changes in operating assets and liabilities, and Net loss, adjusted for the impact of non-cash impairment charges. The decrease in cash provided by operating activities in fiscal 2011 compared to fiscal 2010 is primarily attributable to changes in deferred income taxes, operating assets and liabilities, and Net loss, adjusted for the impact of non-cash impairment charges.

Net cash used in investing activities was $484, $227 and $459 in fiscal 2012, 2011 and 2010, respectively. The increase in cash used in investing activities in fiscal 2012 compared to fiscal 2011 is primarily attributable to decreased proceeds from the sale of assets and increased cash used in the purchases of property, plant and equipment in fiscal 2012. The decrease in cash used in investing activities in fiscal 2011 compared to fiscal 2010 is primarily attributable to higher proceeds from the sale of assets and lower capital spending in fiscal 2011.

Net cash used in financing activities was $587, $975 and $1,044 in fiscal 2012, 2011 and 2010, respectively. The decrease in cash used in financing activities in fiscal 2012 compared to fiscal 2011 is primarily attributable to lower net debt and capital lease payments in fiscal 2012. The decrease in cash used in financing activities in fiscal 2011 compared to fiscal 2010 is primarily attributable to lower dividends paid in fiscal 2011 compared to fiscal 2010.

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

The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of February 25, 2012, there was $27 of outstanding borrowings under the Revolving Credit Facility at Prime plus 1.50 percent, Term Loan B-1 had a remaining principal balance of $22 at LIBOR plus 1.375 percent, all of which was classified as current. Term Loan B-2 had a remaining principal balance of $577 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $448 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $288 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,185. The Company also had $2 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.

Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.47 to 1.0 at February 25, 2012. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.58 to 1.0 at February 25, 2012.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of February 25, 2012, there was $55 of outstanding borrowings under this facility at 1.10 percent. Facility fees on the unused portion are 0.50 percent. As of February 25, 2012, there was $282 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheet.

As of February 25, 2012 and February 26, 2011, the Company had $28 and $30, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

Annual cash dividends declared for fiscal 2012, 2011 and 2010, were $0.3500, $0.3500 and $0.6100 per share, respectively.

Capital spending for fiscal 2012 was $700, including $39 of capital leases. Capital spending primarily included store remodeling activity, new retail stores and technology expenditures. The Company’s capital spending for fiscal 2013 is projected to be approximately $675, including capital leases.

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $93, $169 and $132 in fiscal 2012, 2011 and 2010, respectively, in accordance with minimum Employee Retirement Income Security Act of 1974, as amended (“ERISA”) requirements. Cash contributions decreased in fiscal 2012 compared to fiscal 2011 due to pre-funding of $63 in fiscal 2011 for fiscal 2012 contributions.

The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution amount required under ERISA and the Pension Protection Act of 2006 as determined by the Company’s external actuarial consultant. At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs. The Company assesses the relative attractiveness of the use of cash including, expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

Fiscal 2013 total defined benefit pension plans and other postretirement benefit plan contributions are estimated to be approximately $175.

Fiscal 2013 total debt reduction is estimated to be approximately $400 to $450.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 25, 2012. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 25, 2012, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $108 and represented $80 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

Multiemployer Plans

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and unions parties to the collective bargaining agreement.

Expense is recognized in connection with these plans as contributions are funded, in accordance with generally accepted accounting principles. The Company made contributions to these plans, and recognized expense, of $130, $135 and $143 in 2012, 2011 and 2010, respectively. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

Based on the assessment of the most recent information available, the Company believes that most of the multiemployer plans to which it contributes are underfunded. The Company is only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability of the Company. However, the Company has attempted, as of February 25, 2012, to estimate its proportionate “share” of the underfunding of multiemployer plans to which the Company contributes, based on the ratio of its contributions to the total of all contributions to these plans in a year. As of February 25, 2012, the estimate of the Company’s share of the underfunding of multiemployer plans to which it contributes was $1,679, pre-tax, or $1,034, after-tax. This represents an increase in the estimated proportionate share of the underfunding of approximately

$126, pre-tax, or $78, after-tax, as of February 25, 2012, compared to February 26, 2011. The increase in the amount of underfunding is attributable to the changes in contribution rates resulting from renegotiated collective bargaining agreements and lower than anticipated return on assets. The estimate is based on the most current information available to the Company including actuarial evaluations and other data, and may be outdated or otherwise unreliable.

In fiscal 2012, the Company contributions to multiemployer plans decreased approximately 5 percent over the prior year, primarily due to store closures and reductions in headcount. In fiscal 2011, the Company contributions to multiemployer plans decreased approximately 17 percent over the prior year mainly due to store closures, reductions in headcount and previously announced market exits. In fiscal 2013, the Company expects to contribute approximately $142 to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to record a withdrawal liability. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with accounting standards.

The Company’s proportionate share of underfunding described above is an estimate and could change based on the results of collective bargaining efforts, investment returns on the assets held in the plans, actions taken by trustees who manage the plans’ benefit payments and requirements under the Pension Protection Act of 2006 and Section 412(e) of the Internal Revenue Code.

The Company also makes contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. A small minority of collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased healthcare expenses. If these healthcare provisions cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s significant contractual obligations as of February 25, 2012.

	Payments Due Per Period
	Total	Fiscal 2013	Fiscal 2014- 2015	Fiscal 2016- 2017	Thereafter
Contractual Obligations:
Long-term debt (1)	$5,376	$324	$787	$1,596	$2,669
Interest on long-term debt (2)	3,531	356	671	517	1,987
Capital leases (3)	1,861	146	287	272	1,156
Operating leases (4)	2,654	310	606	485	1,253
Benefit obligations (5)	6,930	152	277	297	6,204
Construction commitments	117	115	2	—	—
Deferred income taxes	478	(54)	56	56	420
Purchase obligations (6)	650	379	249	22	—
Self-insurance obligations	1,115	237	300	171	407

Total	$22,712	$1,965	$3,235	$3,416	$14,096

(1)	Long-term debt amounts exclude the net discount on acquired debt and original issue discounts.

(2)	Amounts include contractual interest payments using the interest rate as of February 25, 2012 applicable to the Company’s variable interest debt instruments and stated fixed rates for all other debt instruments.

(3)	Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $231, $49, $70, $44 and $68, respectively.

(4)	Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $22, $5, $7, $5 and $5, respectively.

(5)	The Company’s benefit obligations include the undiscounted obligations related to sponsored defined benefit pension and postretirement benefit plans and deferred compensation plans. The defined benefit pension plans have plan assets of $2,016 as of the end of February 25, 2012.

(6)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 25, 2012, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, the Company enters into supply contracts to purchase product for resale to consumers and to Independent business wholesale customers which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

Unrecognized tax benefits as of February 25, 2012 of $165 are not included in the contractual obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be fully determined. However, the Company expects to resolve $11, net, of unrecognized tax benefits within the next 12 months.

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

The Company makes long-term loans to certain Independent retail customers and as such, holds notes receivable in the normal course of business. The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including notes receivable and debt obligations. For debt obligations, the table presents principal payments and related weighted average interest rates by year of maturity using interest rates as of February 25, 2012 applicable to variable interest debt instruments and stated fixed rates for all other debt instruments, excluding the net discount on acquired debt and original issue discounts. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected year of maturity.

	Summary of Financial Instruments
	February 25, 2012		Aggregate payments by fiscal year
	Fair Value	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions, except rates)
Notes receivable
Principal receivable	$42	$42	$23	$4	$7	$2	$2	$4
Average rate receivable		6.2%	4.9%	7.8%	7.0%	9.1%	8.8%	7.5%
Debt with variable interest rates
Principal payments	$1,154	$1,157	$33	$20	$84	$590	$4	$426
Average variable rate		3.7%	2.4%	2.1%	1.4%	3.6%	4.5%	4.5%
Debt with fixed interest rates
Principal payments	$3,834	$4,218	$291	$176	$508	$—	$1,000	$2,243
Average fixed rate		7.7%	7.5%	7.1%	7.4%	—%	8.0%	7.7%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 25, 2012 and February 26, 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 25, 2012. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended February 25, 2012. We also have audited SUPERVALU INC.’s internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on SUPERVALU INC.’s internal control over financial reporting, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 25, 2012 and February 26, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 25, 2012, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP

Minneapolis, Minnesota

April 18, 2012

SUPERVALU INC. and Subsidiaries

CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(In millions)

	February 25, 2012 (52 weeks)	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)
Net sales
Retail food	$27,906	$28,911	$31,637
% of total	77.3%	77.0%	77.9%
Independent business	8,194	8,623	8,960
% of total	22.7%	23.0%	22.1%

Total net sales	$36,100	$37,534	$40,597
	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail food (1)	$(698)	$(1,212)	$989
% of sales	(2.5)%	(4.2)%	3.1%
Independent business	243	337	299
% of sales	3.0%	3.9%	3.3%
Corporate	(64)	(101)	(87)

Total operating earnings (loss)	(519)	(976)	1,201
% of sales	(1.4)%	(2.6)%	3.0%
Interest expense, net	509	547	569

Earnings (loss) before income taxes	(1,028)	(1,523)	632
Income tax provision (benefit)	12	(13)	239

Net earnings (loss)	$(1,040)	$(1,510)	$393

Depreciation and amortization
Retail food	$817	$849	$876
Independent business	67	76	81

Total	$884	$925	$957

Capital expenditures
Retail food	$641	$559	$642
Independent business	59	45	49

Total	$700	$604	$691

Identifiable assets
Retail food	$10,014	$11,589	$14,035
Independent business	1,955	2,050	2,214
Corporate	84	119	187

Total	$12,053	$13,758	$16,436

(1)	Retail food operating loss for fiscal 2012 and 2011 reflects goodwill and intangible asset impairment charges of $1,432 and $1,870, respectively. Refer to Note 2—Goodwill and Intangible Assets in the accompanying Notes to Consolidated Financial Statements for additional information.

Refer to Note 14—Segment Information in the accompanying Notes to Consolidated Financial Statements for additional information concerning the Company’s reportable segments.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	February 25, 2012 (52 weeks)	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)
Net sales	$36,100	$37,534	$40,597
Cost of sales	28,081	29,124	31,444

Gross profit	8,019	8,410	9,153
Selling and administrative expenses	7,106	7,516	7,952
Goodwill and intangible asset impairment charges	1,432	1,870	—

Operating earnings (loss)	(519)	(976)	1,201

Interest
Interest expense	514	554	576
Interest income	5	7	7

Interest expense, net	509	547	569

Earnings (loss) before income taxes	(1,028)	(1,523)	632
Income tax provision (benefit)	12	(13)	239

Net earnings (loss)	$(1,040)	$(1,510)	$393

Net earnings (loss) per share—basic	$(4.91)	$(7.13)	$1.86
Net earnings (loss) per share—diluted	$(4.91)	$(7.13)	$1.85
Weighted average number of shares outstanding
Basic	212	212	212
Diluted	212	212	213

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 25, 2012	February 26, 2011
ASSETS
Current assets
Cash and cash equivalents	$157	$172
Receivables, net	730	743
Inventories	2,150	2,270
Other current assets	188	235

Total current assets	3,225	3,420

Property, plant and equipment, net	6,362	6,604
Goodwill	847	1,984
Intangible assets, net	809	1,170
Other assets	810	580

Total assets	$12,053	$13,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,965	$2,107
Accrued vacation, compensation and benefits	554	554
Current maturities of long-term debt and capital lease obligations	388	403
Other current liabilities	683	722

Total current liabilities	3,590	3,786

Long-term debt and capital lease obligations	5,868	6,348
Pension and other postretirement benefit obligations	1,126	756
Other long-term liabilities	1,448	1,528
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,855	2,855
Accumulated other comprehensive loss	(657)	(446)
Retained deficit	(1,892)	(778)
Treasury stock, at cost, 18 and 18 shares, respectively	(515)	(521)

Total stockholders’ equity	21	1,340

Total liabilities and stockholders’ equity	$12,053	$13,758

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances as of February 28, 2009	$230	$2,853	$(541)	$(503)	$542	$2,581
Net earnings	—	—	—	—	393	393	$393
Pension and other postretirement activity (net of tax of $13)	—	—	—	25	—	25	25
Sales of common stock under option plans	—	(12)	1	—	—	(11)	—
Cash dividends declared on common stock $0.6100 per share	—	—	—	—	(129)	(129)	—
Compensation under employee incentive plans	—	16	12	—	—	28	—

Balances as of February 27, 2010	230	2,857	(528)	(478)	806	2,887	$418

Net loss	—	—	—	—	(1,510)	(1,510)	$(1,510)
Pension and other postretirement activity (net of tax of $28)	—	—	—	32	—	32	32
Sales of common stock under option plans	—	(7)	4	—	—	(3)	—
Cash dividends declared on common stock $0.3500 per share	—	—	—	—	(74)	(74)	—
Compensation under employee incentive plans	—	5	6	—	—	11	—
Purchase of shares for treasury	—	—	(3)	—	—	(3)	—

Balances as of February 26, 2011	230	2,855	(521)	(446)	(778)	1,340	$(1,478)

Net loss	—	—	—	—	(1,040)	(1,040)	$(1,040)
Pension and other postretirement activity (net of tax of $129)	—	—	—	(211)	—	(211)	(211)
Sales of common stock under option plans	—	(8)	—	—	—	(8)	—
Cash dividends declared on common stock $0.3500 per share	—	—	—	—	(74)	(74)	—
Compensation under employee incentive plans	—	8	6	—	—	14	—

Balances as of February 25, 2012	$230	$2,855	$(515)	$(657)	$(1,892)	$21	$(1,251)

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 25, 2012 (52 weeks)	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)
Cash flows from operating activities
Net earnings (loss)	$(1,040)	$(1,510)	$393
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	1,432	1,870	—
Asset impairment and other charges	10	116	74
Gain on sale of assets	(32)	(52)	(33)
Depreciation and amortization	884	925	957
LIFO charge	60	18	8
Deferred income taxes	(112)	(94)	151
Stock-based compensation	13	15	31
Net pension and other postretirement benefits cost	120	102	33
Contributions to pension and other postretirement benefit plans	(93)	(169)	(132)
Other adjustments	20	41	27
Changes in operating assets and liabilities:
Receivables	(2)	46	55
Inventories	52	21	326
Accounts payable and accrued liabilities	(175)	(103)	(267)
Income taxes payable, net of income taxes receivable	65	73	(170)
Other changes in operating assets and liabilities	(146)	(136)	21

Net cash provided by operating activities	1,056	1,163	1,474

Cash flows from investing activities
Proceeds from sale of assets	171	360	215
Purchases of property, plant and equipment	(661)	(597)	(681)
Other	6	10	7

Net cash used in investing activities	(484)	(227)	(459)

Cash flows from financing activities
Proceeds from issuance of long-term debt	291	180	943
Payment of long-term debt and capital lease obligations	(794)	(1,065)	(1,830)
Dividends paid	(74)	(74)	(147)
Net proceeds from the sale of common stock under option plans and related tax benefits	—	2	—
Payment for purchase of treasury shares	—	(3)	—
Other	(10)	(15)	(10)

Net cash used in financing activities	(587)	(975)	(1,044)

Net decrease in cash and cash equivalents	(15)	(39)	(29)
Cash and cash equivalents at beginning of year	172	211	240

Cash and cash equivalents at end of year	$157	$172	$211

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions and related obligations	$39	$7	$10
Purchases of property, plant and equipment included in Accounts payable	$113	$69	$69
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$478	$513	$538
Income taxes paid (net of refunds)	$73	$11	$187

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”) is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under the Acme, Albertsons, Cub Foods, Farm Fresh, Hornbacher’s, Jewel-Osco, Lucky, Save-A-Lot, Shaw’s, Shop ‘n Save, Shoppers Food & Pharmacy and Star Market banners as well as in-store pharmacies under the Osco and Sav-on banners. Additionally, the Company provides supply chain services, primarily wholesale distribution, across the United States retail grocery channel.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. References to the Company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertsons, Inc., the February 25, 2012 and February 26, 2011 Consolidated Balance Sheets include the assets and liabilities related to New Albertsons, Inc. as of February 23, 2012 and February 24, 2011, respectively. The last three fiscal years consist of 52 week periods ended February 25, 2012, February 26, 2011 and February 27, 2010.

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

Revenue Recognition

Revenues from product sales are recognized at the point of sale for the Retail food segment and upon delivery for the Independent business segment. Typically, invoicing, shipping, delivery and customer receipt of Independent business product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided. Discounts and allowances provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in Net sales as the products are sold to customers. Sales tax is excluded from Net sales.

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

Cost of Sales

Cost of sales in the Consolidated Statement of Earnings includes cost of inventory sold during the period, including purchasing and distribution costs and shipping and handling fees.

Retail food advertising expenses are a component of Cost of sales and are expensed as incurred. Retail food advertising expenses, net of cooperative advertising reimbursements, were $164, $120 and $137 for fiscal 2012, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of February 25, 2012, February 26, 2011, and February 27, 2010, the Company had net book overdrafts of $268, $360 and $330, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. The allowance for losses on receivables was $8 at February 25, 2012 and February 26, 2011. Bad debt expense was $7, $12 and $4 in fiscal 2012, 2011 and 2010, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

As of February 25, 2012 and February 26, 2011, approximately 78 percent and 79 percent, respectively, of the Company’s inventories were valued using the last-in, first-out (“LIFO”) method. The Company uses a combination of the replacement cost method and the retail inventory method (“RIM”) to determine the current cost of its inventory before any LIFO reserve is applied. The majority of the Company’s inventory are valued using the replacement cost method. Under the replacement cost method, the most current unit purchase cost is used to calculate the current cost of inventories. Under RIM, the current cost of inventories and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories.

The retail inventory method approximates cost. The first-in, first-out method (“FIFO”) is primarily used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $342 and $282 as of February 25, 2012 and February 26, 2011, respectively.

During fiscal 2012, 2011 and 2010, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2012, 2011 and 2010 purchases. As a result, Cost of sales decreased by $19, $11 and $22 in fiscal 2012, 2011 and 2010, respectively.

The Company evaluates inventory shortages throughout each fiscal year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.

Reserves for Closed Properties

The Company maintains reserves for costs associated with closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations. The Company provides for closed property lease liabilities based on the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 20 years. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and capitalized lease assets. Interest on property under construction of $6, $8 and $6 was capitalized in fiscal 2012, 2011 and 2010, respectively.

Goodwill and Intangible Assets

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business which consist of traditional retail stores, hard-discount stores and independent business services. Fair values are determined by using both the market approach, applying a multiple of earnings based on the guideline publicly traded company method, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to management’s estimate of projected future revenues associated with the tradename. The royalty cash flows are discounted using rates based on the weighted average cost of capital discussed above and the specific risk profile of the tradenames relative to the Company’s other assets.

Refer to Note 2—Goodwill and Intangible Assets in the accompanying Notes to Consolidated Financial Statements for the results of the goodwill and intangible assets with indefinite useful lives testing performed during fiscal 2012, 2011 and 2010.

Impairment of Long-Lived Assets

The Company monitors the recoverability of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, including current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested. If impairment is identified for long-lived assets to be held and used, the fair value is compared to the carrying value of the group of assets and an impairment charge is recorded for the excess of the carrying value over the discounted future cash flows. For long-lived assets that are classified as assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Fair value is based on current market values or discounted future cash flows using Level 3 inputs. The Company estimates fair value based on the Company’s experience and knowledge of the market in which the property is located and, when necessary, utilizes local real estate brokers. Long-lived asset impairment charges are a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

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

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, automobile and general and liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 0.4 percent to 5.1 percent for fiscal 2012, 0.6 percent to 5.1 percent for fiscal 2011, and 1.1 percent to 5.1 percent for fiscal 2010.

Changes in the Company’s self-insurance liabilities consisted of the following:

	2012	2011	2010
Beginning balance	$1,050	$1,101	$1,142
Expense	97	154	190
Claim payments	(191)	(205)	(231)

Ending balance	956	1,050	1,101
Less current portion	(238)	(274)	(297)

Long-term portion	$718	$776	$804

The reserves for self-insurance are included in Other current liabilities and the long-term portion is included in Other long-term liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $159 and $178 as of February 25, 2012 and February 26, 2011, respectively.

Benefit Plans

The Company recognizes the funded status of its Company sponsored defined benefit plans in its Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of other comprehensive income (loss), net of tax, in the Consolidated Statement of Stockholders’ Equity. The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. These assumptions are disclosed in Note 12—Benefit Plans in the accompanying Notes to Consolidated Financial Statements. Actual results that differ from the assumptions are accumulated and amortized over future periods in accordance with accounting standards.

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. Pension expense for these plans is recognized as contributions are funded. Refer to Note 12—Benefit Plans in the accompanying Notes to Consolidated Financial Statements for additional information on the Company’s participation in those multiemployer plans.

The Company also contributes to several employee 401(k) retirement savings plans. Benefit expense for these plans is recognized as contributions are made to these plans. Note 12—Benefit Plans in the accompanying Notes to Consolidated Financial Statements for additional information.

Derivatives

The Company’s limited involvement with derivatives is primarily to manage its exposure to changes in interest rates and energy utilized in its stores, warehouses, and shipping process. The Company uses derivatives only to manage well-defined risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. The Company enters into energy commitments that it expects to utilize in the normal course of business.

Stock-based Compensation

The Company uses the straight-line method to recognize compensation expense based on the fair value on the date of grant, net of the estimated forfeiture rate, over the requisite service period related to each award.

The fair value of stock options are estimated as of the date of grant using the Black-Scholes option pricing model using Level 3 inputs. The estimation of the fair value of stock options incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options.

The fair value of performance awards granted under the Company’s long-term incentive program (“LTIP”), are estimated as of the date of the grant using the Monte Carlo option pricing model using Level 3 inputs. See Note 9—Stock-Based Awards for further discussion of LTIP performance awards. The fair value of each performance award contains a variable cash settlement feature that is measured at fair value on a recurring basis using Level 3 inputs. The estimation of the fair value of each performance award, including the cash settlement feature, incorporates certain assumptions such as risk-free interest rate, expected volatility, expected dividend yield and expected life of awards. The fair value of the cash settlement features that is measured at fair value on a recurring basis was insignificant as of February 25, 2012.

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

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated using net earnings (loss) available to stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is determined after giving effect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted net earnings (loss) per share, net earnings (loss) is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures if dilutive.

Reclassifications

Certain prior year amounts in the Company’s Consolidated Statement of Cash Flows and Consolidated Balance Sheets have been reclassified to conform with to the current year’s presentation.

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80) (“ASU 2011-09”). This accounting standard provides guidance on disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The Company adopted the standard effective February 25, 2012. Refer to Note 12 – Benefit Plans in the accompanying Notes to Consolidated Financial Statements for additional information on the Company’s participation in these multiemployer pension plans. The adoption of this new standard resulted in enhanced disclosures, but otherwise did not have an impact on the Company’s Consolidated Financial Statements.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 27, 2010	Additions	Impairments	Other net adjustments	February 26, 2011	Additions	Impairments	Other net adjustments	February 25, 2012
Goodwill:
Retail food goodwill	$6,114	$—	$—	$2	$6,116	$—	$—	$(16)	$6,100
Accumulated impairment losses	(3,223)	—	(1,619)	—	(4,842)	—	(1,121)	—	(5,963)

Total Retail food goodwill, net	2,891	—	(1,619)	2	1,274	—	(1,121)	(16)	137
Independent business goodwill	807	—	—	(97)	710	—	—	—	710

Total goodwill	$3,698	$—	$(1,619)	$(95)	$1,984	$—	$(1,121)	(16)	$847

	February 27, 2010	Additions/ Amortization	Impairments	Other net adjustments	February 26, 2011	Additions/ Amortization	Impairments	Other net adjustments	February 25, 2012
Intangible assets:
Trademarks and tradenames—indefinite useful lives	$1,049	$—	$(251)	$(18)	$780	$—	$(311)	$—	$469
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $331 and $280 as of February 25, 2012 and February 26, 2011, respectively)	674	12	—	(23)	663	9	—	(8)	664
Non-compete agreements (accumulated amortization of $4 and $4 as of February 25, 2012 and February 26, 2011, respectively)	13	1	—	(3)	11	1	—	(1)	11

Total intangible assets	1,736	13	(251)	(44)	1,454	10	(311)	(9)	1,144
Accumulated amortization	(243)	(57)	—	16	(284)	(56)	—	5	(335)

Total intangible assets, net	$1,493				$1,170				$809

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred.

During the third and fourth quarters of fiscal 2012 the Company’s stock price experienced a significant and sustained decline and the book value per share substantially exceeded the stock price. As a result, the Company performed reviews of goodwill and intangible assets with indefinite useful lives for impairment, which indicated that the carrying value of traditional retail stores’ goodwill and certain intangible assets with indefinite useful lives exceeded their estimated fair values. The Company recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives during the third quarter of fiscal 2012 due to the significant and sustained decline in the Company’s market capitalization and updated discounted cash flows. The finalization of third quarter impairment charges and the results of the fourth quarter impairment review resulted in an additional non-cash impairment charge of $525 including an immaterial finalization to the third quarter preliminary charge. The fourth quarter charge is comprised of $460 of goodwill and $65 of intangible assets with indefinite useful lives. The impairment charge was due to the significant and sustained decline in the Company’s market capitalization as of and subsequent to the end of the fourth quarter of fiscal 2012 and was recorded in the Retail food segment.

For the full fiscal 2012 year the Company recorded non-cash impairment charges of $1,432, comprised of $1,121 of goodwill and $311 of intangible assets with indefinite useful lives, in the Retail food segment. The calculation of the impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

The Company undertook reviews for impairment of goodwill and intangible assets with indefinite useful lives twice during fiscal 2011. During the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company completed an impairment review and recorded non-cash impairment charges of $1,840 related to the Retail food segment, comprised of a $1,619 reduction to the carrying value of goodwill and a $221 reduction to the carrying value of intangible assets with indefinite useful lives. The result of the fiscal 2011 annual review of goodwill undertaken in the fourth quarter indicated no reduction to the carrying value of goodwill was required. The result of the fiscal 2011 annual fourth quarter impairment review of intangible assets with indefinite useful lives indicated that the carrying value of certain Acquired Trademarks exceeded their estimated fair value based on projected future revenues and recorded non-cash impairment charges of $30 related to the Retail food segment.

During fiscal 2011 the Company recorded $95 reduction to Goodwill as a result of divesting Total Logistic Control. Refer to Note 15—Divestiture. During fiscal 2010 the Company also recorded impairment charges of $20 to its trademarks and tradenames.

During fiscal 2012 the Company sold 107 retail fuel centers which were part of the Retail food segment. As a result of this sale, during the second quarter the Company reclassified $17 of Goodwill and $76 of Property, plant and equipment and other assets to assets held for sale. Assets held for sale is a component of Other current assets in the Consolidated Balance Sheets. The Company completed the sale during the third and fourth quarter of fiscal 2012, at which time the $16 of Goodwill and $76 of Property, plant and equipment was eliminated from assets held for sale.

Amortization expense of intangible assets with definite useful lives of $56, $57 and $59 was recorded in fiscal 2012, 2011 and 2010, respectively. Future amortization expense will be approximately $32 per year for each of the next five years.

NOTE 3—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES

Reserves for Closed Properties

Changes in the Company’s reserves for closed properties consisted of the following:

	2012	2011	2010
Beginning balance	$178	$128	$167
Additions	6	73	13
Payments	(56)	(40)	(48)
Adjustments	13	17	(4)

Ending balance	$141	$178	$128

During fiscal 2011, the Company recorded additional reserves primarily related to the closure of non-strategic stores announced and closed in the fourth quarter of fiscal 2011, which resulted in increased payments during fiscal 2012. During fiscal 2010, the Company recorded additional reserves primarily related to the closure of non-strategic stores announced and closed in fiscal 2009. Adjustments to reserves for closed properties are primarily related to changes in subtenant income.

Property, Plant and Equipment-Related Impairment Charges

During fiscal 2012, the Company recorded $10 of property, plant and equipment-related impairment charges, of which $1 was recorded in the fourth quarter. During fiscal 2011, the Company recorded $39 of property, plant and equipment-related impairment charges, of which $24 were recorded in the fourth quarter as a result of the closure of the non-strategic stores. During fiscal 2010, the Company recorded $52 of property, plant and equipment-related impairment charges, of which $43 were recorded in the fourth quarter as a result of the planned retail market exits.

Additions and adjustments to the reserves for closed properties and property, plant and equipment-related impairment charges for fiscal 2012, 2011 and 2010 were primarily related to the Retail food segment, and were recorded as a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	2012	2011
Land	$1,200	$1,260
Buildings	3,590	3,567
Property under construction	390	296
Leasehold improvements	1,672	1,627
Equipment	4,724	4,525
Capitalized lease assets	922	963

Total property plant and equipment	12,498	12,238
Accumulated depreciation	(5,760)	(5,263)
Accumulated amortization on capitalized lease assets	(376)	(371)

Total property, plant and equipment, net	$6,362	$6,604

Depreciation expense was $790, $825 and $852 for fiscal 2012, 2011 and 2010, respectively. Amortization expense related to capitalized lease assets was $52, $57 and $64 for fiscal 2012, 2011 and 2010, respectively.

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

Impairment charges recorded during fiscal 2012 and fiscal 2011 discussed in Note 2—Goodwill and Intangible Assets and Note 3—Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges were measured at fair value using Level 3 inputs. The fair value of performance awards discussed in Note 9—Stock-Based Awards are measured at fair value on a recurring basis each reporting period using Level 3 inputs. The portion of the performance awards that are measured at fair value each reporting period as discussed in Note 1 and Note 9 are insignificant as of February 25, 2012.

In fiscal 2012, long-lived assets with a carrying amount of $35 were written down to their fair value of $27, resulting in an impairment charge of $8.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable approximates the book value as of February 25, 2012. The estimated fair value of notes receivable was greater than the book value by approximately $3 as of February 26, 2011. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $171 and $189 as of February 25, 2012 and February 26, 2011, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 6—LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	2012	2011
1.65% to 4.75% Revolving Credit Facility and Variable Rate Notes due June 2012—October 2018	$1,074	$1,382
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 – June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	282	300
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	140	200
7.90% Debentures due May 2017	96	96
Accounts Receivable Securitization Facility	55	90
Other	52	102
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(216)	(250)
Capital lease obligations	1,096	1,154

Total debt and capital lease obligations	6,256	6,751
Less current maturities of long-term debt and capital lease obligations	(388)	(403)

Long-term debt and capital lease obligations	$5,868	$6,348

Future maturities of long-term debt, excluding the net discount on the debt and capital lease obligations, as of February 25, 2012 consist of the following:

Fiscal Year
2013	$324
2014	196
2015	591
2016	591
2017	1,005
Thereafter	2,669

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

The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of February 25, 2012, there was $27 of outstanding borrowings under the Revolving Credit Facility at Prime plus 1.50 percent, Term Loan B-1 had a remaining principal balance of $22 at LIBOR plus 1.375 percent, all of which was classified as current. Term Loan B-2 had a remaining principal balance of $577 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $448 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $288 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $1,185. The Company also had $2 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.

Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.47 to 1.0 at February 25, 2012. Additionally, the Company must maintain expense fixed charge coverage ratio of not less than 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.58 to 1.0 at February 25, 2012.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of February 25, 2012, there was $55 of outstanding borrowings under this facility at 1.10 percent. Facility fees on the unused portion are 0.50 percent. As of February 25, 2012, there was $282 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheet.

As of February 25, 2012 and February 26, 2011, the Company had $28 and $30, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

NOTE 7—LEASES

The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, to a limited extent, include options to purchase. Future minimum lease payments to be made by the Company for noncancellable operating leases and capital leases as of February 25, 2012 consist of the following:

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
2013	$358	$150
2014	355	149
2015	322	145
2016	285	142
2017	244	135
Thereafter	1,321	1,162

Total future minimum obligations	$2,885	1,883

Less interest		(787)

Present value of net future minimum obligations		1,096
Less current obligations		(65)

Long-term obligations		$1,031

Total future minimum obligations have not been reduced for future minimum subtenant rentals of $231 under certain operating subleases.

Rent expense and subtenant rentals under operating leases consisted of the following:

	2012	2011	2010
Minimum rent	$394	$435	$455
Contingent rent	6	5	6

	400	440	461
Subtenant rentals	(52)	(66)	(66)

	$348	$374	$395

The Company leases certain property to third parties under both operating and direct financing leases. Under the direct financing leases, the Company leases buildings to independent retail customers with terms ranging from five to 20 years. Future minimum lease and subtenant rentals under noncancellable leases as of February 25, 2012 consist of the following:

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
2013	$23	$3
2014	15	2
2015	10	2
2016	9	1
2017	7	1
Thereafter	12	1

Total minimum lease receipts	$76	10

Less unearned income		(2)

Net investment in direct financing leases		8
Less current portion		(2)

Long-term portion		$6

The carrying value of owned property leased to third parties under operating leases was as follows:

	2012	2011
Property, plant and equipment	$25	$24
Less accumulated depreciation	(8)	(6)

Property, plant and equipment, net	$17	$18

NOTE 8—INCOME TAXES

The provision for income taxes consisted of the following:

	2012	2011	2010
Current
Federal	$71	$2	$65
State	14	—	9

Total current	85	2	74
Deferred	(73)	(15)	165

Total income tax provision (benefit)	$12	$(13)	$239

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings (losses) before income taxes is attributable to the following:

	2012	2011	2010
Federal taxes based on statutory rate	$(360)	$(533)	$221
State income taxes, net of federal benefit	(1)	(4)	20
Goodwill and intangible asset impairment	375	542	—
Other	(2)	(18)	(2)

Total income tax provision (benefit)	$12	$(13)	$239

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consisted of the following:

	2012	2011
Deferred tax assets:
Compensation and benefits	$531	$435
Self-insurance	217	241
Property, plant and equipment and capitalized lease assets	437	452
Net operating loss carryforward	39	38
Other	222	163

Gross deferred tax assets	1,446	1,329
Valuation allowance	(25)	(24)

Total deferred tax assets	1,421	1,305

Deferred tax liabilities:
Property, plant and equipment and capitalized lease assets	(356)	(345)
Inventories	(253)	(267)
Debt discount	(75)	(78)
Intangible assets	(223)	(342)
Other	(31)	(26)

Total deferred tax liabilities	(938)	(1,058)

Net deferred tax asset	$483	$247

The Company has valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Company currently has state net operating loss (“NOL”) carryforwards of $816 for tax purposes. The NOL carryforwards expire beginning in 2013 and continuing through 2030 and have a $25 valuation allowance.

Changes in the Company’s unrecognized tax benefits consisted of the following:

	2012	2011	2010
Beginning balance	$182	$133	$114
Increase based on tax positions related to the current year	14	18	7
Decrease based on tax positions related to the current year	(1)	(1)	(4)
Increase based on tax positions related to prior years	21	41	34
Decrease based on tax positions related to prior years	(46)	(9)	(14)
Decrease due to lapse of statute of limitations	(5)	—	(4)

Ending balance	$165	$182	$133

Included in the balance of unrecognized tax benefits as of February 25, 2012, February 26, 2011 and February 27, 2010 are tax positions of $67, net of tax, $82, net of tax, and $58, net of tax, respectively, that would reduce the Company’s effective tax rate if recognized in future periods.

The Company expects to resolve $11, net, of unrecognized tax benefits within the next 12 months, representing several individually insignificant income tax positions. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would occur as a result of potential settlements from these negotiations. Based on the information available as of February 25, 2012, the Company does not anticipate significant additional changes to its unrecognized tax benefits.

The Company recognized (income) expense related to interest and penalties, net of settlement adjustments, of $2, $10 and ($2) for fiscal 2012, 2011 and 2010, respectively. There was also a reclassification from income taxes payable of ($12) related to prior year IRS audit settlements for fiscal 2012. In addition to the liability for unrecognized tax benefits, the Company had a liability of $40 and $50 as of February 25, 2012 and February 26, 2011, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The Company settled various audits during fiscal 2012 and fiscal 2011 resulting in payments of less than $1 and $4, respectively, for interest and penalties.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of February 25, 2012, the Company is no longer subject to federal income tax examinations for fiscal years before 2007 and in most states is no longer subject to state income tax examinations for fiscal years before 2005.

NOTE 9—STOCK-BASED AWARDS

As of February 25, 2012, the Company has stock options, restricted stock awards and performance awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2007 Stock Plan, 2002 Stock Plan, 1997 Stock Plan, 1993 Stock Plan, SUPERVALU/Richfood Stock Incentive Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2007 Stock Plan, as approved by stockholders in May 2007, is the only plan under which stock-based awards may be granted. The 2007 Stock Plan provides that the Board of Directors or the Leadership Development and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock-based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years and effective in fiscal 2006, stock-based awards granted will not be for a term of more than seven years.

Stock options are granted to key salaried employees and to the Company’s non-employee directors to purchase common stock at an exercise price not less than 100 percent of the fair market value of the Company’s common stock on the date of grant. Generally, stock options vest over four years. Restricted stock awards are also awarded to key salaried employees. The vesting of restricted stock awards granted is determined at the discretion of the Board of Directors or the Compensation Committee. The restrictions on the restricted stock awards generally lapse between one and five years from the date of grant and the expense is recognized over the lapsing period. Performance awards as part of the long-term incentive program are granted to key salaried employees.

The Company reserved 35 shares for grant as part of the 2007 Stock Plan. As of February 25, 2012, there were 21 shares available for grant. Common stock is delivered out of treasury stock upon the exercise of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or the Compensation Committee.

LTIP

In April 2011 the Company granted performance awards to employees under the SUPERVALU INC. 2007 Stock Plan as part of the Company’s LTIP. Payout of the award, if at all, will be based on the highest payout under the terms of the grant based on the increase in market capitalization over the service period, or the achievement of financial goals for the three-year period ending February 22, 2014. Awards will be settled equally in cash and the Company’s stock.

To determine the fair value under the performance grant, the Company uses the Monte Carlo method. The significant assumptions relating to the valuation of the Company’s LTIP performance awards consisted of the following:

2012
Dividend yield	4.2 – 4.6%
Volatility rate	47.0 – 51.6%
Risk-free interest rate	0.3 – 1.2%
Expected life	2.2 – 3.1 years

The grant date fair value of the award made during the first quarter of fiscal 2012 was $2.40 per share. The cash settled portion of the award is classified as a liability and is remeasured at fair value each reporting period. As of February 25, 2012 the fair value of the cash portion of the award was $0.57 per share. The minimum payout value of cash and stock is $0 and the aggregate maximum amount the Company could be required to payout is $177.

Stock Options

Stock options granted, exercised and outstanding consisted of the following:

	Shares Under Option (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, February 26, 2011	22,004	$29.40
Granted	—	—
Exercised	—	—
Canceled and forfeited	(3,591)	32.06

Outstanding, February 25, 2012	18,413	$28.90	2.62	$—

Vested and expected to vest in future as of February 25, 2012	18,243	$29.04	2.60	$—
Exercisable as of February 25, 2012	15,475	$31.32	2.21	$—

The Company did not grant any shares under stock options during fiscal 2012. The weighted average grant date fair value of all stock options granted during fiscal 2011 and 2010 was $3.99 and $4.92 per share, respectively. No stock options were exercised during fiscal 2012. The total intrinsic value of stock options exercised during each of fiscal 2011 and 2010 was $1. Intrinsic value is measured using the fair market value as of the date of exercise for stock options exercised and the fair market value as of February 25, 2012, less the applicable exercise price.

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

The significant weighted average assumptions relating to the valuation of the Company’s stock options consisted of the following:

	2011	2010
Dividend yield	2.0%	2.0%
Volatility rate	42.8 – 50.2%	38.4 – 42.2%
Risk-free interest rate	1.1 – 1.8%	1.8 – 2.8%
Expected option life	4.0 – 5.4 years	4.0 – 5.4 years

Restricted Stock Awards

Restricted stock award activity consisted of the following:

	Restricted Stock (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding, February 26, 2011	855	$17.86
Granted	13	9.07
Lapsed	(400)	10.22
Canceled and forfeited	(24)	19.81

Outstanding, February 25, 2012	444	$17.96

Compensation Expense

The components of pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Consolidated Statements of Earnings) and related tax benefits were as follows:

	2012	2011	2010
Stock-based compensation	$13	$15	$31
Income tax benefits	(5)	(6)	(12)

Stock-based compensation (net of tax)	$8	$9	$19

The Company realized excess tax shortfalls of $2, $2, and $1 related to stock-based awards during fiscal 2012, 2011 and 2010, respectively.

Unrecognized Compensation Expense

As of February 25, 2012, there was $25 of unrecognized compensation expense related to unvested stock-based awards granted under the Company’s stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

NOTE 10—TREASURY STOCK PURCHASE PROGRAM

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

During fiscal 2011, the Company purchased 0.2 shares under the previously existing share purchase program at an average cost of $12.97 per share. The Company did not purchase any shares during fiscal 2012 or 2010.

NOTE 11—NET EARNINGS (LOSS) PER SHARE

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	2012	2011	2010
Net earnings (loss) per share—basic:
Net earnings (loss)	$(1,040)	$(1,510)	$393
Deduct: undistributed net earnings allocable to contingently convertible debentures	—	—	—

Net earnings (loss) available to common stockholders	$(1,040)	$(1,510)	$393

Weighted average shares outstanding—basic	212	212	212
Net earnings (loss) per share—basic	$(4.91)	$(7.13)	$1.86
Net earnings (loss) per share—diluted:
Net earnings (loss)	$(1,040)	$(1,510)	$393
Interest related to dilutive contingently convertible debentures, net of tax	—	—	1

Net earnings (loss) used for diluted net earnings per share calculation	$(1,040)	$(1,510)	$394

Weighted average shares outstanding—basic	212	212	212
Dilutive impact of options and restricted stock outstanding	—	—	1
Dilutive impact of convertible securities	—	—	—

Weighted average shares outstanding—diluted	212	212	213

Net earnings (loss) per share—diluted	$(4.91)	$(7.13)	$1.85

Options and restricted stock of 21, 24 and 22 shares were outstanding during fiscal 2012, 2011 and 2010, respectively, but were excluded from the computation of diluted net earnings per share because they were antidilutive.

NOTE 12—BENEFIT PLANS

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. Most union employees participate in multiemployer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For most retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

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

The benefit obligation, fair value of plan assets and funded status of the defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,515	$2,320	$148	$131
Plan Amendment	—	—	(52)	—
Service cost	9	8	2	2
Interest cost	138	137	7	8
Transfers	(3)	(1)	—	—
Actuarial loss	461	146	17	13
Benefits paid	(85)	(95)	(6)	(6)

Benefit obligation at end of year	3,035	2,515	116	148

Changes in Plan Assets
Fair value of plan assets at beginning of year	1,896	1,557	—	—
Actual return on plan assets	121	272	—	—
Employer contributions	87	163	6	6
Plan participants’ contributions	—	—	8	8
Benefits paid	(88)	(96)	(14)	(14)

Fair value of plan assets at end of year	2,016	1,896	—	—

Funded status at end of year	$(1,019)	$(619)	$(116)	$(148)

For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The Company’s accumulated benefit obligation for the defined benefit pension plans was $3,028 and $2,500 as of February 25, 2012 and February 26, 2011, respectively.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Accrued vacation, compensation and benefits	$(2)	$(3)	$(7)	$(8)
Pension and other postretirement benefit obligations	(1,017)	(616)	(109)	(140)

	$(1,019)	$(619)	$(116)	$(148)

Amounts recognized in accumulated other comprehensive loss for the defined benefit pension plans and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Prior service benefit	$—	$—	$70	$27
Net actuarial loss	(1,073)	(702)	(60)	(48)

Total recognized in accumulated other comprehensive loss	$(1,073)	$(702)	$10	$(21)

Total recognized in accumulated other comprehensive loss, net of tax	$(663)	$(430)	$6	$(16)

Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits			Other Postretirement Benefits
Net Periodic Benefit Cost	2012	2011	2010	2012	2011	2010
Service cost	$9	$8	$6	$2	$2	$2
Interest cost	138	137	138	7	8	8
Expected return on plan assets	(125)	(123)	(129)	—	—	—
Amortization of prior service benefit	—	—	—	(9)	(6)	(6)
Amortization of net actuarial loss	93	65	10	4	2	2
Settlement	1	9	2	—	—	—

Net periodic benefit cost	116	96	27	4	6	6

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Prior service benefit	—	—	—	(52)	—	—
Amortization of prior service benefit	—	—	—	9	6	6
Net actuarial loss (gain)	464	(12)	(42)	16	13	10
Amortization of net actuarial loss	(93)	(65)	(10)	(4)	(2)	(2)

Total recognized in other comprehensive income (loss)	371	(77)	(52)	(31)	17	14

Total recognized in net periodic benefit expense and other comprehensive income (loss)	$487	$19	$(25)	$(27)	$23	$20

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the defined benefit pension plans during fiscal 2013 is $119. The estimated net amount of prior service benefit and net actuarial loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during fiscal 2013 is $7.

At February 25, 2012, the Company converted to the 2012 Static Mortality Table for Annuitants and Non-Annuitants for calculating the pension and postretirement obligations and the fiscal 2013 expense. The impact of this change increased the February 25, 2012 projected benefit obligation by $10 and the accumulated postretirement benefit obligation by $1. This change will also increase the fiscal 2013 defined benefit pension plans expense by $2.

Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2012	2011	2010
Benefit obligation assumptions:
Discount rate (2)	4.55%	5.60%	6.00%
Rate of compensation increase	2.00%	2.00%	3.00%
Net periodic benefit cost assumptions: (1)
Discount rate (2)	5.60%	6.00%	7.35%
Rate of compensation increase	2.00%	3.00%	3.25%
Expected return on plan assets (3)	7.50%	7.75%	8.00%

(1)	Net periodic benefit cost is measured using weighted average assumptions as of the beginning of each year.

(2)	The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used by the Company.

(3)	Expected long-term return on plan assets is estimated by utilizing forward-looking, long-term return, risk and correlation assumptions developed and updated annually by the Company. These assumptions are weighted by the actual or target allocation to each underlying asset class represented in the pension plan asset portfolio. The Company also assesses the expected long-term return on plan assets assumption by comparison to long-term historical performance on an asset class to ensure the assumption is reasonable. Long-term trends are also evaluated relative to market factors such as inflation, interest rates, and fiscal and monetary policies in order to assess the capital market assumptions.

The Company calculates its expected return on plan assets by using the market related value of plan assets. The market related value of plan assets is determined by adjusting the actual fair value of plan assets for unrecognized gains or losses on plan assets. Unrecognized gains or losses represent the difference between actual returns and expected returns on plan assets for each fiscal year and are recognized by the Company evenly over a three year period. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before and after age 65 was 7.75 percent, as of February 25, 2012. The assumed healthcare cost trend rate for retirees before and after age 65 will decrease by 0.25 percent for each of the next five years, through fiscal 2018, 0.50 percent in fiscal 2018, and 1.0 percent in fiscal 2019, until it reaches the ultimate trend rate of 5.0 percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption would have the following impact on the amounts reported. A 100 basis point change in the trend rate would impact the Company’s service and interest cost by approximately $1 for fiscal 2013. A 100 basis point decrease in the trend rate would impact the Company’s accumulated postretirement benefit obligation as of the end of fiscal 2012 by approximately $10, while a 100 basis point increase would impact the Company’s accumulated postretirement benefit obligation by approximately $11.

Pension Plan Assets

Plan assets are held in a master trust and invested in separately managed accounts and other commingled investment vehicles holding domestic and international equity securities, domestic fixed income securities and other investment classes. The Company employs a total return approach whereby a diversified mix of asset class investments are used to maximize the long-term return of plan assets for an acceptable level of risk. Alternative investments are also used to enhance risk-adjusted long-term returns while improving portfolio diversification. Risk management is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2012	2011
Domestic equity	31.8%	33.9%	35.5%
International equity	15.7%	17.8%	18.0%
Private equity	7.5%	4.8%	3.5%
Fixed income	35.0%	35.0%	35.6%
Real estate	10.0%	8.5%	7.3%
Cash and other	—%	—%	0.1%

Total	100.0%	100.0%	100.0%

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

Private equity and Real estate partnerships—Valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

Mutual funds—Mutual funds are valued at the closing price reported in the active market in which the individual securities are traded. Other mutual funds are valued at NAV, which is based on the value of the underlying securities owned by the fund and divided by the number of shares outstanding.

Other—Valued under an approach that maximizes observable inputs, such as gathering consensus data from the market participant’s best estimate of mid-market for actual trades or positions held.

The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuations methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The fair value of assets of the Company’s benefit plans held in a master trust as of February 25, 2012, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total
Common stock	$606	$—	$—	$606
Common collective trusts—fixed income	—	285	—	285
Common collective trusts—equity	—	332	—	332
Government securities	119	91	—	210
Mutual funds	—	198	—	198
Corporate bonds	—	113	—	113
Real estate partnerships	—	—	125	125
Private equity	—	—	97	97
Mortgage-backed securities	—	43	—	43
Other	—	7	—	7

Total plan assets at fair value	$725	$1,069	$222	$2,016

The fair value of assets of the Company’s benefit plans held in a master trust as of February 26, 2011, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total
Common stock	$718	$33	$—	$751
Common collective trusts—fixed income	—	276	—	276
Common collective trusts—equity	—	199	—	199
Government securities	68	93	—	161
Mutual funds	—	149	—	149
Corporate bonds	15	128	—	143
Real estate partnerships	—	—	95	95
Private equity	—	—	66	66
Mortgage-backed securities	—	50	—	50
Other	1	5	—	6

Total plan assets at fair value	$802	$933	$161	$1,896

The following is a summary of changes in the fair value for level 3 investments for 2012 and 2011:

	Real Estate Partnerships	Private Equity
Beginning balance, February 28, 2010	$—	$35
Purchases	87	28
Sales	—	(3)
Unrealized gains	8	6
Realized gains and losses	—	—

Ending balance, February 26, 2011	95	66
Purchases	20	30
Sales	(2)	(7)
Unrealized gains	12	8
Realized gains and losses	—	—

Ending balance, February 25, 2012	$125	$97

Contributions

The Company expects to contribute $168 to its defined benefit pension plans and $7 to its postretirement benefit plans in fiscal 2013. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws, with consideration given to contributing larger amounts. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2013	$106	$7
2014	116	7
2015	122	7
2016	130	8
2017	139	8
Years 2018-2022	840	42

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. The Company matches a portion of employee contributions in cash into the employee’s investment options. The total amount contributed by the Company to the plans is determined by plan provisions or at the discretion of the Company. Total employer contribution expenses for these plans were $81, $94 and $95 for fiscal 2012, 2011 and 2010, respectively. Plan assets also include 5 and 4 shares of the Company’s common stock as of February 25, 2012 and February 26, 2011, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, the primary benefits paid to inactive employees prior to retirement. As of February 25, 2012, the obligation for post-employment benefits was $44, with $22 included in Accrued vacation, compensation and benefits, and $22 included in Other long-term liabilities.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and unions parties to the collective bargaining agreement.

Expense is recognized in connection with these plans as contributions are funded, in accordance with accounting standards. The Company contributed $130, $135 and $143 to these plans for fiscal years 2012, 2011 and 2010, respectively. The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If the Company chooses to stop participating in some multiemployer plans, or makes market exits or store closures or otherwise has participation in the plan drop below certain levels, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the table below. The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status (“PPA”) available in 2012 and 2011 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone or orange zone status are less than 80 percent funded and are considered endangered or seriously endangered status, and green zone plans are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of the Company’s collective bargaining agreements require that a minimum contribution be made to these plans. Finally, the number of employees covered by the Company’s multiemployer plans decreased by 5 percent from 2011 to 2012 and by 17 percent from 2010 to 2011, affecting the period-to-period comparability of the contributions for years 2012, 2011 and 2010. The significant reduction in covered employees corresponded to store closures, reductions in headcount and previously announced market exits.

The following table contains information about the Company’s multiemployer plans:

	EIN—Pension Plan Number	Plan Month/Day End Date	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharges Imposed (1)	Amortization Provisions
Pension Fund			2012	2011		2012	2011	2010
Southern California UFCW Unions and Food Employers Joint Pension Trust Fund	951939092-001	3/31	Red	Red	Implemented	$35	$37	$41	No	Yes
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097-001	12/31	Red	Red	Implemented	15	17	15	Yes	Yes
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	Green	No	13	14	15	No	Yes
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	9	9	9	No	No
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Yellow	Yellow	Implemented	9	9	8	No	Yes
United Food and Commercial Workers Union Local 152 Retail Meat Pension Plan	236209656-001	6/30	Red	Red	Implemented	7	7	7	Yes	Yes
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Yellow	Yellow	Implemented	7	6	6	No	No
United Food and Commercial Workers International Union-Industry Pension Fund	516055922-001	6/30	Green	Green	No	5	6	6	No	Yes
Retail Food Employers and UFCW Local 711 Pension	516031512-001	12/31	Red	Red	Implemented	5	4	5	Yes	No
UFCW Unions and Participating Employers Pension Plan	526117495-002	12/31	Red	Red	Implemented	4	3	3	Yes	Yes
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	916069306-001	9/30	Red	Green	Implemented	3	3	4	Yes	Yes
All Other Multiemployer Pension Plans (2)						18	20	24

Total						$130	$135	$143

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.

(2)	All Other Multiemployer Pension Plans includes 24 plans, none of which are individually significant when considering employer’s contributions to the plan, severity of the underfunded status or other factors.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which the Company participates:

Pension Fund	Range of Collective Bargaining Agreement Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contribution 2012
Southern California UFCW Unions and Food Employers Joint Pension Trust Fund	10/9/11 – 3/2/14	4	3/2/14	96.8%	Yes
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	2/2/12 – 1/25/14	4	2/2/12	42.0%	Yes
Western Conference of Teamsters Pension Plan	6/4/11 – 9/10/16	8	9/20/15	55.3%	No
Central States, Southeast and Southwest Areas Pension Fund	9/10/11 – 5/31/16	13	9/15/13	26.9%	No
Minneapolis Food Distributing Industry Pension Plan	5/31/13	1	5/31/13	100.0%	Yes
United Food and Commercial Workers Union Local 152 Retail Meat Pension Plan	5/4/13	1	5/4/13	100.0%	Yes
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/2/13	1	3/2/13	100.0%	Yes
United Food and Commercial Workers International Union-Industry Pension Fund	3/5/11 – 9/5/15	6	3/10/12	85.3%	No
Retail Food Employers and UFCW Local 711 Pension	2/26/12 – 12/7/13	3	2/26/12	99.6%	Yes
UFCW Unions and Participating Employers Pension Plan	7/7/12	2	7/7/12	70.6%	Yes
Sound Retirement Fund	9/18/10 – 6/7/14	13	5/4/13	45.6%	Yes

(1)	Employees on which the Company contributes under these most significant collective bargaining agreements as a percent of all employees on which the Company contributes to the respective fund.

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2011.

Multiemployer Postretirement Benefit Plans Other than Pensions

The Company also makes contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The vast majority of the Company’s contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active plans.

The Company contributed $364, $375 and $358 for 2012, 2011 and 2010, respectively. If these healthcare provisions cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

Collective Bargaining Agreements

As of February 25, 2012, the Company had approximately 130,000 employees. Approximately, 84,000 employees are covered by collective bargaining agreements. During fiscal 2012, 56 collective bargaining agreements covering 38,000 employees were renegotiated and 32 collective bargaining agreements covering approximately 5,500 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2013, 76 collective bargaining agreements covering approximately 36,000 employees are scheduled to expire.

NOTE 13—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 25, 2012. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 25, 2012, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $108 and represented approximately $80 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 25, 2012, the Company had approximately $650 of non-cancelable future purchase obligations.

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

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently-available facts, it is remote that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from the other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. The Company is vigorously defending these lawsuits. Separately from these civil lawsuits, on September 14, 2009, the United States Federal Trade Commission (“FTC”) issued a subpoena to the Company requesting documents related to the C&S transaction as part of the FTC’s investigation into whether the Company and C&S engaged in unfair methods of competition. The Company cooperated with the FTC. On March 18, 2011, the FTC alerted the Company that it has determined that no additional action is warranted by the FTC and that it has closed its investigation.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the two matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 14—SEGMENT INFORMATION

Refer to the Consolidated Segment Financial Information for financial information concerning the Company’s operations by reportable segment.

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is the Chief Executive Officer.

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company’s business is classified by management into two reportable segments: Retail food and Independent business. These reportable segments are two distinct businesses, one retail and one wholesale, each with a different customer base, marketing strategy and management structure. The Retail food reportable segment is an aggregation of the Company’s two retail operating segments, which are organized based on format (traditional retail food stores and hard-discount food stores), based on similar quantitative and qualitative characteristics.

The Retail food operating segments are aggregated as the products sold in the grocery stores are substantially the same, focusing on food and related products; the customer or potential customer for each of the retail operating segments is the same, any consumer of food and related products; each of the retail operating segments use the same distribution method for its products, the sale of items through grocery stores; and both of the Company’s retail operating segments are subject to similar regulation. Additionally, the retail operating segments are aggregated into one Retail food reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance, based on operating earnings as a percent of sales.

The Retail food reportable segment derives revenues from the sale of groceries at retail locations operated by the Company (both the Company’s own stores and stores licensed by the Company). The Independent business reportable segment derives revenues from wholesale distribution to independently owned retail food stores, mass merchants and other customers (collectively referred to as “independent retail customers”).

The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, pharmacy and fuel, which are sold through the Company’s own and licensed retail food stores to shoppers and through its Independent business to independent retail customers. The amounts and percentages of Net sales for each group of similar products sold in the Retail food and Independent business segments consisted of the following:

	2012		2011		2010
Retail food:
Nonperishable grocery products (1)	$15,062	42%	$15,546	41%	$17,233	43%
Perishable grocery products (2)	7,797	22	8,076	22	8,655	21
Pharmacy products	2,353	6	2,391	6	2,541	6
General merchandise and health and beauty care products (3)	1,654	5	1,794	5	2,081	5
Fuel	564	1	596	2	581	2
Other	476	1	508	1	546	1

	27,906	77	28,911	77	31,637	78
Independent business:
Product sales to independent retail customers	8,182	23	8,400	22	8,788	22
Services to independent retail customers	12	—	223	1	172	—

	8,194	23	8,623	23	8,960	22

Net sales	$36,100	100%	$37,534	100%	$40,597	100%

(1)	Includes such items as dry goods, beverages, dairy, frozen foods, and candy

(2)	Includes such items as meat, produce, deli and bakery

(3)	Includes such items as household products, over-the-counter medication, beauty care, personal care, seasonal items and tobacco

NOTE 15—DIVESTITURE

During the second quarter of fiscal 2012, the Company announced it had reached an agreement to sell 107 fuel centers which were part of the Retail food segment. The Company received $89 in cash and recognized a pre-tax loss of $7 during fiscal 2012. The Company finalized the sale of the fuel centers during the third and fourth quarters of fiscal 2012.

During the fourth quarter of fiscal 2011, the Company divested the Total Logistic Control business for $205 in cash and recognized a $62 pre-tax gain. The gain is related to the Independent business segment and was recorded as a component of Selling and administrative expenses in the Consolidated Statements of Earnings.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	2012
	First (16 wks)		Second (12 wks)		Third (12 wks)		Fourth (12 wks)		Fiscal Year (52 wks)
Net sales	$11,113		$8,429		$8,327		$8,231		$36,100
Gross profit	$2,459		$1,873		$1,809		$1,878		$8,019
Net earnings (loss)	$74		$60		$(750	) (1)	$(424	) (1)	$(1,040	) (1)
Net earnings (loss) per share—diluted	$0.35		$0.28		$(3.54	) (2)	$(2.00	) (2)	$(4.91	) (2)
Dividends declared per share	$0.0875		$0.0875		$0.0875		$0.0875		$0.3500
Weighted average shares—diluted	213		213		212		212		212

	2011
	First (16 wks)		Second (12 wks)		Third (12 wks)		Fourth (12 wks)		Fiscal Year (52 wks)
Net sales	$11,545		$8,656		$8,673		$8,660		$37,534
Gross profit	$2,597		$1,932		$1,865		$2,016		$8,410
Net earnings (loss)	$67	(3)	$(1,470	) (3)	$(202	) (3)	$95	(3)	$(1,510)
Net earnings (loss) per share—diluted (4)	$0.31		$(6.94	) (2)	$(0.95	) (2)	$0.44		$(7.13	) (2)
Dividends declared per share	$0.0875		$0.1750		$—		$0.0875		$0.3500
Weighted average shares—diluted	213		212		212		213		212

(1)	During fiscal 2012 the Company recorded charges of $1,305, after tax, related to non-cash goodwill and intangible asset impairment charges and employee-related expenses, of which $800, after tax, were recorded in the third quarter of fiscal 2012 and $505, after tax, were recorded in the fourth quarter of fiscal 2012.

(2)	As a result of the net loss for the second and third quarters of fiscal 2011, the third and fourth quarters of fiscal 2012 and fiscal year 2011 and 2012, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of Net earnings (loss) per share—diluted.

(3)	During fiscal 2011 the Company recorded charges of $1,871, after tax, related to non-cash goodwill and intangible asset impairment charges, store closure and exit costs and employee-related expenses, of which $25, after tax, were recorded in the first quarter of fiscal 2011, $1,529, after tax, were recorded in the second quarter of fiscal 2011, $252, after tax, were recorded in the third quarter of fiscal 2011 and $65, after tax, were recorded in the fourth quarter of fiscal 2011. These charges were partially offset by a gain of $65, after tax, from the sale of Total Logistic Control recorded in the fourth quarter of fiscal 2011.

(4)	The sum of the quarterly Net earnings (loss) per share—diluted amounts does not equal the fiscal year amount due to rounding.

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Fiscal Year	Additions	Deductions	Balance at End of Fiscal Year
Allowance for losses on receivables:
2012	$8	7	(7)	$8
2011	12	12	(16)	8
2010	15	6	(9)	12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 25, 2012, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 25, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 25, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, as of February 25, 2012, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of February 25, 2012 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 25, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 25, 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012, Julie Dexter Berg, former Executive Vice President and Chief Marketing Officer of SUPERVALU INC., left the company to pursue other career opportunities, effective as of February 7, 2012.

On April 4, 2012, the Company entered into a Severance Agreement and General Release with Ms. Dexter Berg (the “Severance Agreement”). Pursuant to the terms of the Severance Agreement, Ms. Dexter Berg will be entitled to receive the following (i) a lump sum severance payment of $690,000 (in dollars); (ii) an amount to be determined representing payment of a prorated award potential under the Company’s long-term incentive plan for the three-year period ending February 25, 2012, if any, to be based on actual results after the end of fiscal year 2011; (iii) an amount to be determined representing payment of a prorated award potential under the Company’s multi-year performance award for the three-year period ending February 22, 2014, if any, to be based on actual results after the end of fiscal year 2014; (iv) an amount to be determined representing payment of a prorated portion of the Company’s annual bonus plan for fiscal year 2012, if any, to be paid at the same time that other bonuses for fiscal 2012 are paid; (v) a lump sum payment of $41,200 (in dollars) (less required withholdings) representing the cash equivalent of the prorated amount of Ms. Dexter Berg’s restricted stock awards that were cancelled on her separation date; (vi) reimbursement for the cost of COBRA coverage for medical and/or dental insurance if elected until the earlier of 18 months following Ms. Dexter Berg’s separation date or the date on which she becomes eligible to participate in the health and welfare plans of another employer or her spouse; and (vii) outplacement services not to exceed $25,000 (in dollars). The Severance Agreement also includes a general release of the Company from any and all claims related to Ms. Dexter Berg’s employment and separation from the Company and standard confidentiality, non-solicitation, non-competition and non-disparagement provisions.

The foregoing description of the Severance Agreement is qualified in its entirety be reference to the full text of such agreement, a copy of which is attached as Exhibit 10.139 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders under the headings “Election of Directors (Item 1)” and “Board Practices—Other Matters Relating to Directors.”

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

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of the Leadership Development and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The information called for by Item 12, as to the Company’s equity compensation plan information, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14a in connection with the Company’s 2012 Annual Meeting of Stockholders under the heading “Approval of SUPERVALU, INC. 2012 Stock Plan (Item 4)—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders under the heading “Board Practices—Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders under the heading “Board Practices— Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements to the Company listed in the accompanying “Index of Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

The consolidated financial statement schedule to the Company listed in the accompanying “Index of Financial Statements and Schedules.”

(3)	Exhibits:

	(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

		2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

	(3)	Articles of Incorporation and Bylaws:

		3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

		3.2	Restated Bylaws, as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011.

	(4)	Instruments defining the rights of security holders, including indentures:

		4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

		4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

		4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7	Intentionally Omitted

4.8	Intentionally Omitted

4.9	Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Albertson’s, Inc. (Reg. No. 333-41793) filed with the SEC on December 9, 1997.

4.10	Supplemental Indenture No.1, dated as of May 7, 2004, between Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.11	Supplemental Indenture No. 2 dated as of June 1, 2006, between Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

	4.12	Supplemental Indenture No. 3 dated as December 29, 2008, between NAI, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and
Exchange Commission upon request.

(10)	Material Contracts:

	10.1	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

	10.2	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended on April 17, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

	10.3	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

	10.4	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

	10.5	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

	10.6	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

	10.7	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.8	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended, is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.9	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of October 12, 2006 for Jeffrey Noddle is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.*

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.14	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.15	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.17	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.18	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.19	Intentionally omitted.

10.20	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.21	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.22	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.23	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Stock Option Agreement and Stock Option Terms and Conditions for Employees, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.24	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.58 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.25	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Employee Director Deferred Share Units Agreement is incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.26	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.27	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 2005.*

10.28	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on January 31, 2006.*

10.29	Albertson’s Inc. 1995 Stock-Based Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.30	Form of Albertson’s, Inc. 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.31	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Stock Option is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.32	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.46.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.33	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.57 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.34	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.59 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.35	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.36	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.37	Third Amendment of SUPERVALU INC. Excess Benefits Plan Restatement is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.38	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.39	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.40	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)I. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.41	Form of Change of Control Severance Agreements entered into with certain officers to the Company, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 2, 2006.*

10.42	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.43	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10) r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.44	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.45	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.46	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.47	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.48	Sixth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan, is incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.49	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.50	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.51	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.52	Intentionally omitted.

10.53	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between the Company and Pete Van Helden is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.54	Intentionally omitted.

10.55	Lead Director annual retainer is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006.*

10.56	Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.57	First Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.58	Second Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of July 18, 2001, is incorporated herein by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.59	Third Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.60	Fourth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.61	Sixth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.10.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.62	Albertson’s, Inc. Executive Pension Makeup Plan, amended and restated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.63	First Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 8, 1989, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 1989.*

10.64	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 12, 1990, is incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1990.*

10.65	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 31, 1990, is incorporated herein by reference to Exhibit 10.13.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 2, 1990.*

10.66	Fourth Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 1995, is incorporated herein by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1995.*

10.67	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to January 1, 1990, is incorporated herein by reference to Exhibit 10.13.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.68	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to October 1, 1999, is incorporated herein by reference to Exhibit 10.13.6 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.69	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 1, 2001, is incorporated herein by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.70	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.8 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.71	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.9 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.72	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 2008, is incorporated herein by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.73	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.3 to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.*

10.74	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.75	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.76	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.77	Albertson’s, Inc. Executive Pension Makeup Trust, dated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.78	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.79	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.80	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.81	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.18.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.82	Albertson’s, Inc. 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.83	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 12, 1994, is incorporated herein by reference to Exhibit 10.20.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 1994.*

10.84	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 5, 1997, is incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 1998.*

10.85	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 1, 1998, is incorporated herein by reference to Exhibit 10.20.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.86	Termination of the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of December 31, 1999, is incorporated herein by reference to Exhibit 10.20.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.87	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30,2003.*

10.88	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, effective as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.6 of Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.89	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.20.7 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.90	Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.91	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 15, 1998, is incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.92	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of March 15, 2001, is incorporated herein by reference to Exhibit 10.21.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.93	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.94	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.21.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.95	Fifth Amendment to the Albertson’s, Inc. Non-Employees Directors’ Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.21.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.96	Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of November 20, 1990, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.97	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.98	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.22.1 of Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.99	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.100	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.22.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.101	Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.102	Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.103	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8 of American Stores Company (Commission File Number 1-5392) filed with the SEC on July 13, 1998.*

10.104	Amendment to the American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Stores Company (Commission File Number 1-5392) filed with the SEC on December 11, 1998.*

10.105	Sixth Amendment to the American Stores Company Supplemental Executive Retirement Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.30.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.106	Albertsons Inc. Change in Control Severance Benefit Trust, dated as of August 1, 2004, by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended November 3, 2005.*

10.107	SUPERVALU INC. 2007 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007. *

10.108	SUPERVALU INC. 2007 Stock Plan Form of Stock Appreciation Rights Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.109	SUPERVALU INC. 2007 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.110	SUPERVALU INC. 2007 Stock Plan Form of Restoration Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.111	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2007.*

10.112	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (restricted stock settled) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.113	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (restricted stock settled) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.114	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (cash-settled units) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.115	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Terms and Conditions (cash-settled units) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.116	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.117	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.118	Excess Plan Agreement for Michael L. Jackson dated May 27, 2008 by and between SUPERVALU INC. and Michael L. Jackson is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.119	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2007.*

10.120	SUPERVALU Executive Deferred Compensation Plan (2008 Statement) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.121	SUPERVALU Directors’ Deferred Compensation Plan (2009 Statement) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.122	Omnibus 409a Amendment of New Albertsons Nonqualified Plans, effective January 1, 2009, is incorporated herein by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.123	Form of Change of Control Severance Agreement, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2009.*

10.124	Executive & Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.125	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.126	Form of 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.127	Form of 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.128	Form of 2007 Stock Plan Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.129	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.130	Form of 2007 Stock Plan Performance Award Terms and Conditions for the Fiscal 2012-2014 Performance Period is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2011.

10.131	Amendment No. 1 to Restricted Stock Unit Award Agreement between SUPERVALU INC. and Jeffrey Noddle, dated April 16, 2010 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.132	Amended and Restated Credit Agreement, dated April 5, 2010, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties hereto, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.

	10.133	First Amendment to the Amended and Restated Credit Agreement, dated April 29, 2011, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties thereto is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2011.

	10.134	Severance Agreement and General Release, dated July 26, 2010, by and among SUPERVALU INC and Pamela K Knous, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.*

	10.135	Severance Agreement and General Release, dated November 18, 2010, by and among SUPERVALU INC and David L. Boehnen, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2010.*

	10.136	Consulting Agreement, dated November 18, 2010, by and among SUPERVALU INC and David L. Boehnen, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2010.*

10.137

Second Amended and Restated Receivables Purchase Agreement, dated as of November 30, 2011, among SUPERVALU Receivables Funding Corporation, SUPERVALU INC., Nieuw Amsterdam Receivables Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland” New York Branch, and the other conduit purchasers, alternate purchasers and facility agents party thereto is incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 12, 2012.

	10.138	Amendment No. 1 to Executive and Officer Severance Pay Plan.

	10.139	Severance Agreement and General Release, dated April 4, 2012, between SUPERVALU INC. and Julie Dexter Berg.*

(21)	Subsidiaries to the Company.

	21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

	23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

	24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

	32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

	101.	The following materials from the SUPERVALU INC. Annual Report on Form 10-K for the fiscal year ended February 25, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Segment Financial Information (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)
DATE: April 18, 2012	By:	/s/ CRAIG R. HERKERT
Craig R. Herkert
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CRAIG R. HERKERT Craig R. Herkert	Chief Executive Officer and President; Director (principal executive officer)	April 18, 2012

/s/ SHERRY M. SMITH Sherry M. Smith	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 18, 2012

/s/ DONALD R. CHAPPEL*	Director
Donald R. Chappel

/s/ IRWIN S. COHEN*	Director
Irwin S. Cohen

/s/ RONALD E. DALY*	Director
Ronald E. Daly

/s/ SUSAN E. ENGEL*	Director
Susan E. Engel

/s/ PHILIP L. FRANCIS*	Director
Philip L. Francis

/s/ EDWIN C. GAGE*	Director
Edwin C. Gage

/s/ CHARLES M. LILLIS*	Director
Charles M. Lillis

/s/ STEVEN S. ROGERS*	Director
Steven S. Rogers

/s/ MATTHEW E. RUBEL	Director
Matthew E. Rubel

/s/ WAYNE C. SALES*	Director and Non-Executive Chairman
Wayne C. Sales

/s/ KATHI P. SEIFERT*	Director
Kathi P. Seifert

*	Executed this 18th day of April 2012, on behalf of the indicated Directors by Todd N. Sheldon, duly appointed Attorney-in-Fact.

By:	/s/ TODD N. SHELDON
Todd N. Sheldon
Attorney-in-Fact