Form 10-Q
period 2012-06-16
SUPERVALU INC
filed 2012-07-23
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 16, 2012.

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

Yes ☑ No☐

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

Yes ☐ No ☑

As of July 13, 2012, there were 213,675,554 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	First Quarter Ended
	June 16, 2012	June 18, 2011
Net sales
Retail Food	$6,825	$7,330
% of total	64.4%	66.0%
Save-A-Lot	1,287	1,282
% of total	12.2%	11.5%
Independent Business	2,478	2,501
% of total	23.4%	22.5%

Total net sales	$10,590	$11,113
	100.0%	100.0%

Operating earnings
Retail Food	$99	$150
% of sales	1.5%	2.0%
Save-A-Lot	59	69
% of sales	4.6%	5.4%
Independent Business	65	77
% of sales	2.6%	3.1%
Corporate	(14)	(16)

Total operating earnings	209	280
% of sales	2.0%	2.5%
Interest expense, net	155	155

Earnings before income taxes	54	125
Income tax provision	13	51

Net earnings	$41	$74

In the first quarter of fiscal 2013, the Company disaggregated its previous reportable segment, Retail Food, into two separate reportable segments: Retail Food and Save-A-Lot (formerly referred to as the Hard Discount operating segment within the Retail Food reportable segment). These changes do not revise or restate information previously reported in the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows for the Company for any period.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	First Quarter Ended
	June 16, 2012	% of Net sales	June 18, 2011	% of Net sales
Net sales	$10,590	100.0%	$11,113	100.0%
Cost of sales	8,265	78.0	8,654	77.9

Gross profit	2,325	22.0	2,459	22.1
Selling and administrative expenses	2,116	20.0	2,179	19.6

Operating earnings	209	2.0	280	2.5
Interest expense, net	155	1.5	155	1.4

Earnings before income taxes	54	0.5	125	1.1
Income tax provision	13	0.1	51	0.5

Net earnings	$41	0.4%	$74	0.7%

Net earnings per share—basic	$0.19		$0.35
Net earnings per share—diluted	$0.19		$0.35
Dividends declared per share	$0.0875		$0.0875
Weighted average number of shares outstanding:
Basic	212		212
Diluted	214		213

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	First Quarter Ended
	June 16, 2012	June 18, 2011
Net earnings	$41	$74
Other comprehensive income:
Recognition of pension and other postretirement benefit gain, net of tax of $13 and $11, respectively	21	17

Comprehensive income	62	91

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	June 16, 2012	February 25, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$151	$157
Receivables, net	715	730
Inventories	2,190	2,150
Other current assets	200	188

Total current assets	3,256	3,225

Property, plant and equipment, net	6,261	6,362
Goodwill	847	847
Intangible assets, net	794	809
Other assets	777	810

Total assets	$11,935	$12,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,512	$2,519
Current maturities of long-term debt and capital lease obligations	258	388
Other current liabilities	602	683

Total current liabilities	3,372	3,590

Long-term debt and capital lease obligations	6,030	5,868
Pension and other postretirement benefit obligations	1,052	1,126
Other long-term liabilities	1,417	1,448
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: 400 shares authorized; 230 shares issued	230	230
Capital in excess of par value	2,808	2,855
Accumulated other comprehensive loss	(636)	(657)
Retained deficit	(1,870)	(1,892)
Treasury stock, at cost, 16 and 18 shares, respectively	(468)	(515)

Total stockholders’ equity	64	21

Total liabilities and stockholders’ equity	$11,935	$12,053

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	First Quarter Ended
	June 16, 2012	June 18, 2011
Cash flows from operating activities
Net earnings	$41	$74
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	276	277
LIFO charge	6	17
Asset impairment and other charges	7	4
Gain on sale of assets and lease exits, net	(19)	(11)
Deferred income taxes	15	(5)
Stock-based compensation	5	5
Net pension and other postretirement benefits cost	37	38
Contributions to pension and other postretirement benefit plans	(75)	(32)
Other adjustments	11	4
Changes in operating assets and liabilities	(77)	(126)

Net cash provided by operating activities	227	245

Cash flows from investing activities
Proceeds from sale of assets	20	22
Purchases of property, plant and equipment	(226)	(158)
Other	—	3

Net cash used in investing activities	(206)	(133)

Cash flows from financing activities
Proceeds from issuance of debt	341	291
Payment of debt and capital lease obligations	(329)	(358)
Dividends paid	(37)	(37)
Other	(2)	(8)

Net cash used in financing activities	(27)	(112)

Net decrease in cash and cash equivalents	(6)	—
Cash and cash equivalents at beginning of year	157	172

Cash and cash equivalents at the end of period	$151	$172

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying condensed consolidated financial statements of the Company for the first quarter ended June 16, 2012 and June 18, 2011 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012. The results of operations for the first quarter ended June 16, 2012 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 25, 2012 has been derived from the audited Consolidated Balance Sheet as of that date.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying June 16, 2012 and February 25, 2012 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of June 14, 2012 and February 23, 2012, respectively.

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

Reclassifications

During the first quarter of fiscal 2013, the Company revised the presentation of its reportable segments, which resulted in the reclassification of certain prior year amounts in the Company’s Condensed Consolidated Segment Financial Information to conform to the current period’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 16, 2012 and February 25, 2012, the Company had net book overdrafts of $249 and $268, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

The Company uses one of either replacement cost, weighted average cost, or the retail inventory method (“RIM”) to value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve. As of June 16, 2012 and February 25, 2012, approximately 80 percent and 78 percent, respectively, of the Company’s inventories were valued under the LIFO method.

As of June 16, 2012 and February 25, 2012, approximately 42 percent of the Company’s inventories were valued under the replacement cost method before application of any LIFO reserve. The weighted average cost and RIM methods of inventory valuation together comprised approximately 38 percent and 36 percent of inventory as of June 16, 2012 and February 25, 2012, respectively, before application of any LIFO reserve.

Under the replacement cost method applied on a LIFO basis, the most recent purchase cost is used to calculate the current cost of inventory before application of any LIFO reserve. The replacement cost approach results in inventories being valued at the lower of cost or market because of the high inventory turnover and the resulting low inventory days supply on hand combined with infrequent vendor price changes for these items of inventory.

The Company uses one of either cost, weighted average cost, RIM or replacement cost to value certain discrete inventory items under the first-in, first-out method (“FIFO”). The replacement cost approach under the FIFO method is predominantly utilized in determining the value of high turnover perishable items, including Produce, Deli, Bakery, Meat and Floral.

As of June 16, 2012 and February 25, 2012, approximately 16 percent and 18 percent, respectively, of the Company’s inventories were valued using the cost, weighted average cost and RIM methods under the FIFO method of inventory accounting. The remaining 4 percent of the Company’s inventories as of June 16, 2012 and February 25, 2012 were valued using the replacement cost approach under the FIFO method of inventory accounting.

The replacement cost approach applied under the FIFO method results in inventories recorded at the lower of cost or market because of the very high inventory turnover and the resulting low inventory days supply for these items of inventory.

Net Earnings Per Share

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities. In addition, for the calculation of diluted net earnings per share, net earnings is adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures, if dilutive.

The following table reflects the calculation of basic and diluted net earnings per share:

	First Quarter Ended
	June 16, 2012	June 18, 2011
Net earnings per share—basic
Net earnings available to common stockholders	$41	$74
Weighted average shares outstanding—basic	212	212
Net earnings per share—basic	$0.19	$0.35

Net earnings per share—diluted
Net earnings available to common stockholders	$41	$74
Weighted average shares outstanding—basic	212	212
Dilutive impact of options and restricted stock outstanding	2	1

Weighted average shares outstanding—diluted	214	213
Net earnings per share—diluted	$0.19	$0.35

Options of 17 and 21 shares were outstanding during the first quarter ended June 16, 2012 and June 18, 2011, respectively, but were excluded from the calculation of diluted earnings per share because they were antidilutive.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 25, 2012	Additions	Impairments	Other net adjustments	June 16, 2012
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	—	—	—	137

Total goodwill	$847	$—	$—	$—	$847

	February 25, 2012	Additions/ Amortization	Impairments	Other net adjustments	June 16, 2012
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$469	$—	$—	$—	$469
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $345 and $331 as of June 16, 2012 and February 25, 2012, respectively)	664	1	—	(2)	663
Non-compete agreements (accumulated amortization of $4 and $4 as of June 16, 2012 and February 25, 2012, respectively)	11	—	—	—	11

Total intangible assets	1,144	1	—	(2)	1,143
Accumulated amortization	(335)	(17)		3	(349)

Total intangible assets, net	$809				$794

Amortization expense of intangible assets with definite useful lives was $17 and $18 for the first quarter ended June 16, 2012 and June 18, 2011, respectively. Future amortization expense will average approximately $29 per fiscal year for each of the next five fiscal years.

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

Changes in the Company’s reserves for closed properties consisted of the following:

June 16, 2012
Reserves for closed properties at beginning of fiscal year	$141
Additions	3
Payments	(13)
Adjustments	—

Reserves for closed properties at end of period	$131

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

During the first quarter ended June 16, 2012, the Company did not incur any property, plant and equipment related impairment charges. During the first quarter ended June 18, 2011, property, plant and equipment related assets with a carrying amount of $6 were written down to their fair value of $5, resulting in an impairment charge of $1. Property, plant and equipment-related impairment charges were measured at fair value on a nonrecurring basis using Level 3 inputs and are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than the book value by approximately $1 as of June 16, 2012 and the estimated fair value of notes receivable approximated the book value as of February 25, 2012. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $309 and $171 as of June 16, 2012 and February 25, 2012, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 — LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	June 16, 2012	February 25, 2012
2.74% to 4.75% Revolving Credit Facility and Variable Rate Notes due April 2015 – April 2018	$1,315	$1,074
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due July 2012 – June 2028	440	440
8.00% Debentures due May 2031	400	400
7.50% Notes due May 2012	—	282
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	140	140
Accounts Receivable Securitization Facility	130	55
7.90% Debentures due May 2017	96	96
Other	51	52
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(212)	(216)
Capital lease obligations	1,091	1,096

Total debt and capital lease obligations	6,288	6,256
Less current maturities of long-term debt and capital lease obligations	(258)	(388)

Long-term debt and capital lease obligations	$6,030	$5,868

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

In June 2006, the Company entered into senior secured credit facilities provided by a group of lenders consisting of a five-year revolving credit facility (the “Revolving Credit Facility”), a five-year term loan (“Term Loan A”) and a six-year term loan (“Term Loan B”). On April 5, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provided for an extension of the maturity of portions of the senior secured credit facilities provided under the original credit agreement. Specifically, $1,500 of the Revolving Credit Facility was extended until April 5, 2015, $500 of Term Loan B (“Term Loan B-2”) was extended until October 5, 2015, leaving $502 of unextended Term Loan B (“Term Loan B-1”) scheduled to mature on June 2, 2012. On June 2, 2011, the $600 unextended Revolving Credit Facility expired and Term Loan A matured and was paid.

On April 29, 2011, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”) which provided for Term Loan B-1 lenders to extend all or a portion of their advances into either Term Loan B-2 or a new seven-year term loan (“Term Loan B-3”) and also allowed new lenders to participate in Term Loan B-3, leaving $250 in Term Loan B-1 which matured June 2, 2012 and was paid. Through the amendment, $86 of Term Loan B-1 was extended into Term Loan B-2 and $161 of Term Loan B-1 was extended into Term Loan B-3. In addition, Term Loan B-3 received $291 of new advances which were used to reduce short-term borrowings and to retire Term Loan A at its maturity. Term Loan B-3 matures on April 29, 2018.

Refer to Note 11 – Subsequent Events for information relating to asset based lending and term loan facility underwritten commitments received from lending institutions on July 9, 2012.

The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of June 16, 2012, there was $292 of outstanding borrowings under the Revolving Credit Facility at rates ranging from LIBOR plus 2.50 percent to Prime plus 1.50 percent. Term Loan B-2 had a remaining principal balance of $576 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $447 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $290 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $917. The Company also had $1 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.

Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.64 to 1.0 at June 16, 2012. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.50 to 1.0 at June 16, 2012.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of June 16, 2012, there was $130 of outstanding borrowings under this facility at 1.38 percent. Facility fees on the unused portion are 0.50 percent. As of June 16, 2012, there was $294 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.

As of June 16, 2012, the Company had $28 of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

NOTE 6 — INCOME TAXES

During the first quarter ended June 16, 2012 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months. The tax rate for the first quarter ended June 16, 2012 included a $7 discrete tax benefit resulting from tax planning strategies which is non-recurring.

NOTE 7 — STOCK-BASED AWARDS

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings) related to stock-based awards of $5 for the first quarter ended June 16, 2012 and June 18, 2011.

In May 2012 the Company granted 5 performance award units to certain employees under the SUPERVALU INC. 2007 Stock Plan as part of the Company’s long-term incentive program (“2013 LTIP”). Payout of the award will be based on the increase in share price over the three-year service period ending May 1, 2015, and will be settled in the Company’s stock.

The grant date fair value used to determine compensation expense associated with the performance grant is calculated utilizing a Monte Carlo simulation. The assumptions related to the valuation of the Company’s 2013 LTIP consisted of the following:

June 16, 2012
Dividend yield	4.1%
Volatility rate	45.8%
Risk-free interest rate	0.4%
Expected life	3.0 years

The grant date fair value of the 2013 LTIP award during the first quarter ended June 16, 2012 was $1.38 per award unit. At the end of the three-year service period, the award units will be converted to shares based on the aggregate award value as determined by multiplying the award units by the increase in the Company share price over the service period above the $5.77 grant date share price. The aggregate award will be divided by the closing market price as of May 1, 2015 to determine the number of shares awarded.

The fair value used to determine compensation expense associated with the 2012 LTIP performance grant is calculated utilizing a Monte Carlo simulation. The assumptions related to the valuation of the Company’s 2012 LTIP consisted of the following:

	June 16, 2012	June 18, 2011
Dividend yield	4.6%	4.2%
Volatility rate	47.0%	47.4 — 49.5%
Risk-free interest rate	0.3%	0.7 — 1.2%
Expected life	2.2 years	2.9 — 3.1 years

The grant date fair value of the award during the first quarter ended June 18, 2011 was $2.40 per share. The fair value of the cash portion of the award is classified as a liability and is remeasured at fair value each reporting period. As of June 16, 2012 and June 18, 2011 the fair value of the cash portion of the award was $0.57 and $1.46 per share, respectively. The minimum payout value of cash and stock is $0 and the aggregate maximum amount the Company could be required to payout is $177.

The Company did not grant any shares under stock options during the first quarter ended June 16, 2012 and June 18, 2011. In April 2012 the Company granted 1 share of restricted stock awards (“RSAs”) to certain employees under the Company’s fiscal 2012 bonus plan at a fair value of $6.15 per share. The RSAs will vest over a three year period from the date of grant.

Refer to Note 11 — Subsequent Events for information relating to stock option issuances on July 17, 2012.

NOTE 8 — BENEFIT PLANS

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

Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
Service cost	$3	$3	$1	$1
Interest cost	42	43	1	2
Expected return on assets	(45)	(39)	—	—
Amortization of prior service benefit	—	—	(4)	(2)
Amortization of net actuarial loss	37	29	2	1

Net periodic benefit expense	$37	$36	$—	$2

During the first quarter ended June 16, 2012, the Company made contributions of $73 to its pension plans and $2 to its other postretirement benefit plans.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the first quarter ended June 16, 2012 and June 18, 2011, the Company contributed $39 and $40 to these plans, respectively.

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

NOTE 9 — COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 16, 2012. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 16, 2012, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $103 and represented $75 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 25, 2012, the Company had approximately $650 of non-cancelable future purchase obligations. As of June 16, 2012, the Company had $881 of non-cancelable future purchase obligations primarily related to supply contracts.

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

NOTE 10 — SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 11 — SUBSEQUENT EVENTS

On July 9, 2012, the Company received underwritten commitments from lending institutions related to a $1,650 asset-based lending facility with a five year term secured by certain inventory, pharmacy scripts and credit card receivables, and an $850 term loan with a seven year term secured by certain portions of the Company’s Land, Buildings and Equipment. These financings are expected to close in August, 2012 and will replace the Company’s existing senior credit facility and term loans. The asset-based lending facility is underwritten by Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, U.S. Bank, National Association, Barclays Bank PLC, Credit Suisse Securities (USA) LLC and Credit Suisse AG. The term loan is underwritten by Credit Suisse Securities (USA) LLC and Barclays Bank PLC. The commitments are subject to customary conditions.

On July 11, 2012, the Company announced that it had suspended the payment of the regular quarterly dividend. The Board of Directors will continue to review its dividend policy annually.

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. There can be no assurance that such a review will result in any transaction or any change in the Company’s overall structure or its business model.

On July 17, 2012, the Company’s Board of Directors approved the grant of non-qualified stock options to the Company’s Chief Executive Officer, and the Leadership Development and Compensation Committee of the Board approved the grant of non-qualified stock options to certain employees, under the Company’s 2012 Stock Plan. The Company granted 8 stock options with a weighted average grant date fair value of $0.98 per share as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company as it pursues its business transformation strategy. These options vest over three years.

On July 17, 2012, the Leadership Development and Compensation Committee of the Company’s Board of Directors approved entering into Retention Agreements with certain key employees, excluding the Company’s Chief Executive Officer, possessing skills critical to the Company as it pursues its business transformation strategy on an accelerated basis and explores strategic alternatives. Payments under such agreements will be made periodically over 12 to 24 months.

In addition, on July 17, 2012, the Company changed the par value of the Company’s common stock from $1.00 to $0.01 per share. This amendment will be reflected in the second quarter of fiscal 2013 Form 10-Q and will result in a reduction to Common stock of approximately $228 and a corresponding increase of $228 to Capital in excess of par value in the Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

RESULTS OF OPERATIONS

In the first quarter of fiscal 2013, Net sales were $10,590 and Net earnings were $41, or $0.19 per basic and diluted share. In the first quarter of fiscal 2012, Net sales were $11,113 and Net earnings were $74, or $0.35 per basic and diluted share.

The current challenging economic environment has continued to negatively impact consumer confidence and spending in fiscal 2013. As a result, consumer spending is pressured and consumers are seeking quality at lower prices, and competition for customers has intensified with more aggressive promotions and lower prices in several of the markets in which the Company operates.

The Company remains focused on its business transformation plan to become America’s Neighborhood Grocer, which draws upon the Company’s “8 Plays to Win” strategy. Key drivers of this strategy include simplification of business processes, generation of incremental funding for further price investment and a greater focus on meeting the demands of each neighborhood.

A key tenet for improving sales is the implementation of an overall pricing philosophy referred to as “fair price plus promotion.” Under this strategy, the Company will offer lower, more competitive everyday pricing on non-promoted items while continuing to offer compelling weekly promotions to attract customers. The Company recently commenced its “fair price plus promotion” repositioning in its Chicago market, supported by a comprehensive media campaign, and announced its plan to accelerate the implementation of price investments across its markets. With additional efforts this year, approximately half of the Company’s stores are expected to be moved to fair price plus promotion by the end of fiscal 2013, with the remaining Retail Food stores completed in fiscal 2014. Price investments necessary to fully implement “fair price plus promotion” have, and are expected to continue to, initially reduce identical store sales until such time as unit volumes increase. Near and medium-term operating profit margins are expected to be reduced as price reductions initially outpace cost reductions and volume increases.

Another element of the Company’s strategy is to better match the offerings and experience of each store to its surrounding community, what is referred to as “hyper-local retailing.” Store directors have greater authority over the items they display and promote so their store better reflects neighborhood preferences and creates a more relevant in-store experience for customers. Hyper-local retailing is supported by marketing campaigns to highlight homegrown and regional brands.

The Company also believes it can increase sales through greater penetration of its private label offerings, including Essential Everyday, Shoppers Value, Culinary Circle and Wild Harvest, as the competitive prices for such products drive additional sales.

The Company is focused on disciplined cost control and expects to realize significant administrative and operational expense reduction over the next two years. The Company is also focused on the implementation of a number of business support tools. These tools enable management to design more effective promotions, determine more appropriate display sizes, order product quantities that better match sales forecasts, and take actions to improve product availability-all based on historical data.

The grocery sector experienced higher-than-normal levels of commodity inflation during fiscal 2012 and fiscal 2011, and the Company is anticipating modest inflation to continue through fiscal 2013. The Company analyzes inflation by product or product group and evaluates whether to pass on the cost inflation in conjunction with its overall price investment strategy. The Company does not expect inflation to materially impact its ability to execute its business strategy.

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. This review will be overseen by the Company’s non-executive chairman, Wayne Sales, so that management can remain focused on executing the Company’s accelerated business plan. There can be no assurance that such a review will result in any transaction or any change in the Company’s overall structure or its business model.

FIRST QUARTER RESULTS

Net Sales

Net sales for the first quarter of fiscal 2013 were $10,590 compared with $11,113 last year, due primarily to a decrease in sales of the Retail Food segment. Retail Food sales were 64.4 percent of Net sales compared with 66.0 percent last year, Save-A-Lot sales were 12.2 percent of Net sales for the first quarter of fiscal 2013 and 11.5 percent last year, and Independent Business sales were 23.4 percent of Net sales for the first quarter of fiscal 2013 and 22.5 percent last year.

During the first quarter of fiscal 2013 the Company added 21 new stores through new store development, comprised of one Retail Food store and 20 Save-A-Lot food stores, and sold or closed 18 stores, including planned dispositions, of which two were Retail Food stores and 16 were Save-A-Lot food stores. Total Company operated retail square footage (defined as total square footage at Retail Food stores and Company-owned Save-A-Lot stores) as of the end of the first quarter of fiscal 2013 was approximately 64 million, flat with the end of fiscal 2012. Total retail square footage, excluding actual and planned store dispositions, increased 1.0 percent from the end of the first quarter of fiscal 2012.

Retail Food’s net sales for the first quarter of fiscal 2013 were $6,825 compared with $7,330 last year, a decrease of $505 or 6.9 percent. The decrease is due primarily to negative identical store retail sales of 3.7 percent over the first quarter of fiscal 2012 or $260

(defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions), a decrease in fuel sales of $209 due to the divestiture of more than 100 fuel center stores during the third and fourth quarters of fiscal 2012, and market exits and net store dispositions of $36. Identical store retail sales performance was primarily a result of value-focused competitive activity, the impact of the challenging economic environment and consumers’ increasing focus on prices. During the first quarter of fiscal 2013, Retail Food customer count declined approximately 4.4 percent while average basket size increased approximately 0.5 percent driven by moderate levels of inflation, offset in part by fewer items per customer.

Save-A-Lot net sales for the first quarter of fiscal 2013 were $1,287 compared with $1,282 last year, an increase of $5 or 0.4 percent. The increase is due primarily to $73 of additional sales derived from a net increase in Company and licensee operated stores, partly offset by a $41 decrease in sales from negative network identical store sales of 3.4 percent (defined as net sales from Company owned stores and sale of product to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions). During the first quarter of fiscal 2013 customer counts at Company owned stores declined approximately 5.1 percent and average basket size decreased approximately 0.2 percent, driven by fewer items per customer, partly offset by higher inflation.

Independent Business sales for the first quarter of fiscal 2013 were $2,478, compared with $2,501 last year, a decrease of $23 or 0.9 percent. The decrease is due primarily to $33 of reduced sales to existing independent retail customers, partly offset by $10 of net new business.

Gross Profit

Gross profit for the first quarter of fiscal 2013 was $2,325, compared with $2,459 last year, a decrease of $134, of which $122 was within the Retail Food segment. The decrease in Gross profit dollars is due primarily to a decline in the Company’s Retail Food sales. Retail Food’s negative 3.7 percent identical store sales, store dispositions, along with the impact from divested fuel centers resulted in a $102 decrease in Retail Food Gross profit.

Gross profit for the first quarter of fiscal 2013 decreased 10 basis points to 22.0 percent for the first quarter of fiscal 2013 compared with 22.1 percent last year. Retail Food gross profit as a percent of Retail Food Net sales improved 30 basis points to 29.3 percent for the first quarter of fiscal 2013 compared with 29.0 percent last year. The improvement in Retail Food gross profit rate is due to the benefits from a 60 basis point increase from the Company’s divestiture of fuel centers and a 10 basis point benefit from a lower LIFO charge, partly offset by the negative impact from a 20 basis point decrease due to unfavorable shrink experience and a 20 basis point negative impact due to higher marketing costs. Investments to lower retail prices were offset by funding initiatives.

Save-A-Lot gross profit as a percent of Save-A-Lot Net sales declined 40 basis points to 16.4 percent for the first quarter of fiscal 2013 compared with 16.8 percent last year. The decline in Save-A-Lot gross profit rate is due primarily to higher product costs and licensee incentives, each impacting margin by approximately 20 basis points.

Independent Business gross profit as a percent of Independent Business Net sales declined 20 basis points to 4.5 percent for the first quarter of fiscal 2013 compared with 4.7 percent last year. The decline in Independent Business gross profit is due primarily to the impact of reduced forward-buy opportunities, partially offset by a 15 basis point benefit from a lower LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of fiscal 2013 were $2,116, compared with $2,179 last year, a decrease of $63. Reductions in Selling and administrative expenses reflect the impact of reduced variable costs due to lower first quarter fiscal 2013 sales, store closures and divested fuel centers totaling $93, and lower store support costs and employee benefit costs of $25 offset in part by higher other administrative costs of $34.

Selling and administrative expenses for the first quarter of fiscal 2013 increased 40 basis points to 20.0 percent of Net sales compared to 19.6 percent of Net sales last year. The increase in selling and administrative expenses as a percent of net sales is due primarily to a 30 basis point deleveraging impact from lower sales of the divested fuel centers. The Company also experienced higher selling and administrative expenses as a percent of sales due to the impact of negative identical sales on operating fixed cost leverage. Administrative expenses were 30 basis points higher while employee-related costs were 20 basis points lower due to cost reduction initiatives.

Operating Earnings

The operating earnings for the first quarter of fiscal 2013 were $209 compared with $280 last year a decrease of $71.

Retail Food operating earnings for the first quarter of fiscal 2013 were $99, or 1.5 percent of Retail Food Net sales, compared with $150 or 2.0 percent of Retail Food Net sales last year. The $51 decrease in the first quarter fiscal 2013 Retail Food operating earnings is due primarily to net impact of sales deleveraging, higher shrink and marketing costs, net of lower employee-related costs.

Save-A-Lot operating earnings for the first quarter of fiscal 2013 were $59, or 4.6 percent of Save-A-Lot Net sales, compared with $69 or 5.4 percent of Save-A-Lot Net sales last year. The $10 decrease in the first quarter fiscal 2013 Save-A-Lot operating earnings is due primarily to higher product costs and licensee incentives and the impact of negative network identical store sales, as well as higher administrative expenses related to its growth strategy.

Independent Business operating earnings for the first quarter of fiscal 2013 were $65, or 2.6 percent of Independent Business Net sales, compared with $77, or 3.1 percent of Independent Business Net sales last year. The decrease in Independent Business operating earnings is due primarily to the impact of declines in forward buy opportunities and costs associated with previously announced facility consolidations, net of a lower LIFO charge and a $6 gain from the sale of a non-core asset recorded in the first quarter of fiscal 2012.

Interest Expense, Net

Net interest expense was $155 in the first quarter of fiscal 2013 compared with $155 last year. Excluding the $5 of interest benefits from the resolution of tax audit activity during the first quarter of fiscal 2012, interest expense for the first quarter of fiscal 2013 was lower primarily due to decreased debt levels in the current year.

Income Tax Provision

Income tax expense for the first quarter of fiscal 2013 was $13, or 25.2 percent of earnings before income taxes, compared with $51, or 40.8 percent of earnings before income taxes, last year. The tax rate for the first quarter of fiscal 2013 included a $7 discrete tax benefit resulting from tax planning strategies which is non-recurring. The tax rate for the first quarter of fiscal 2012 reflects approximately $4 of expense related to prior years’ audit activity.

Net Earnings

Net earnings were $41, or $0.19 per basic and diluted share, in the first quarter of fiscal 2013 compared with net earnings of $74, or $0.35 per basic and diluted share, last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $227 for the first quarter of fiscal 2013 compared with $245 last year. The decrease in net cash provided by operating activities primarily reflects a $43 increase in contributions to pension and other postretirement plans due to prefunding in fiscal 2011, which reduced first quarter fiscal 2012 contributions, and a $33 decrease in Net earnings. The remaining increase is due primarily to $49 in lower levels of cash used in operating assets and liabilities.

Net cash used in investing activities was $206 for the first quarter of fiscal 2013 compared with $133 last year. The increase primarily reflects higher cash payments for purchases of property, plant and equipment reflecting paying down purchases of property, plant and equipment included in accounts payable from fiscal 2012 year-end and increased payments for first quarter fiscal 2013 property, plant and equipment additions in comparison to first quarter 2012.

Net cash used in financing activities was $27 for the first quarter of fiscal 2013 compared with $112 last year. The decrease in cash used in financing activities is primarily attributable to net debt and capital lease additions of $12 during the first quarter of 2013 compared to net payments on debt and capital lease obligations of $67 during the first quarter of fiscal 2012.

Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term or long-term financing from its credit facilities.

Long-term financing will be maintained through existing and new debt issuances and its credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

Certain of the Company’s current credit facilities and long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented.

In June 2006, the Company entered into senior secured credit facilities provided by a group of lenders consisting of a five-year revolving credit facility (the “Revolving Credit Facility”), a five-year term loan (“Term Loan A”) and a six-year term loan (“Term Loan B”). On April 5, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provided for an extension of the maturity of portions of the senior secured credit facilities provided under the original credit agreement. Specifically, $1,500 of the Revolving Credit Facility was extended until April 5, 2015, $500 of Term Loan B (“Term Loan B-2”) was extended until October 5, 2015, leaving $502 of unextended Term Loan B (“Term Loan B-1”) scheduled to mature on June 2, 2012. On June 2, 2011, the $600 unextended Revolving Credit Facility expired and Term Loan A matured and was paid.

On April 29, 2011, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”) which provided for Term Loan B-1 lenders to extend all or a portion of their advances into either Term Loan B-2 or a new seven-year term loan (“Term Loan B-3”) and also allowed new lenders to participate in Term Loan B-3, leaving $250 in Term Loan B-1 which matured June 2, 2012 and was paid. Through the amendment, $86 of Term Loan B-1 was extended into Term Loan B-2 and $161 of Term Loan B-1 was extended into Term Loan B-3. In addition, Term Loan B-3 received $291 of new advances which were used to reduce short-term borrowings and to retire Term Loan A at its maturity. Term Loan B-3 matures on April 29, 2018.

The fees and rates in effect on outstanding borrowings under the senior secured credit facilities are based on the Company’s current credit ratings. As of June 16, 2012, there was $292 of outstanding borrowings under the Revolving Credit Facility at rates ranging from LIBOR plus 2.50 percent to Prime plus 1.50 percent. Term Loan B-2 had a remaining principal balance of $576 at LIBOR plus 3.25 percent, of which $6 was classified as current. Term Loan B-3 had a remaining principal balance of $447 at LIBOR plus 3.50 percent with a 1.00 percent LIBOR floor, of which $5 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $290 at fees up to 2.75 percent and the unused available credit under the Revolving Credit Facility was $917. The Company also had $1 of outstanding letters of credit issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. Facility fees under the Revolving Credit Facility are 0.625 percent. Borrowings under the term loans may be paid, in full or in part, at any time without penalty.

Under the Amended Credit Agreement, the Company must maintain a leverage ratio no greater than 4.0 to 1.0 from December 31, 2011 through December 30, 2012 and 3.75 to 1.0 thereafter. The Company’s leverage ratio was 3.64 to 1.0 at June 16, 2012. Additionally, the Company must maintain a fixed charge coverage ratio of not less than 2.25 to 1.0 from December 31, 2011 through December 30, 2012 and 2.3 to 1.0 thereafter. The Company’s fixed charge coverage ratio was 2.50 to 1.0 at June 16, 2012.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of June 16, 2012, there was $130 of outstanding borrowings under this facility at 1.38 percent. Facility fees on the unused portion are 0.50 percent. As of June 16, 2012, there was $294 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.

On July 9, 2012, the Company received underwritten commitments from lending institutions related to a $1,650 asset-based lending facility with a five year term secured by certain inventory, pharmacy scripts and credit card receivables, and an $850 term loan with a seven year term secured by a certain portion of the Company’s Land, Buildings and Equipment. These financings are expected to close in August, 2012 and will replace the Company’s existing senior secured credit facilities and term loans. The asset-based lending facility is underwritten by Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, U.S. Bank, National Association, Barclays Bank PLC, Credit Suisse Securities (USA) LLC and Credit Suisse AG. The term loan is underwritten by Credit Suisse Securities (USA) LLC and Barclays Bank PLC. The commitments are subject to customary conditions.

As of June 16, 2012, the Company had $28 of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

Capital expenditures during the first quarter of fiscal 2013 were $175, including $20 of capital leases. Capital expenditures primarily included technology expenditures, new Save-A-Lot stores and remodeling activity. The Company’s capital spending for fiscal 2013 is projected to be approximately $450 to $500, including capital leases.

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $75 and $32 in the first quarter of fiscal 2013 and 2012, respectively, in accordance with minimum Employee Retirement Income Security Act of 1974, as amended (“ERISA”) requirements. Cash contributions increased in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to pre-funding of $63 in fiscal 2011 for fiscal 2012 contributions.

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

Fiscal 2013 total debt reduction is estimated to be approximately $450 to $500. For fiscal 2014 and thereafter, the Company estimates debt pay down of at least $400 annually. The Company has less than $1,000 in aggregate maturities due for fiscal years 2013 through 2015.

On July 11, 2012 the Company announced that it had suspended the payment of the regular quarterly dividend. The Board of Directors will continue to review its dividend policy annually.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 16, 2012. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 16, 2012, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $103 and represented $75 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 16, 2012, the Company had $881 of non-cancelable future purchase obligations primarily related to supply contracts.

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

Legal Proceedings

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 9 – Commitments, Contingencies and Off-Balance Sheet Arrangements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the first quarter ended June 16, 2012 and June 18, 2011, the Company contributed $39 and $40 to these plans, respectively.

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

Contractual Obligations

There have been no material changes in the Company’s contractual obligations since the end of fiscal 2012. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012 for additional information regarding the Company’s contractual obligations.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012 under the heading “Risk Factors,” Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Competitive Practices

•	The Company’s ability to attract and retain customers

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and alternative formats in the Company’s markets

•	Competition for employees, store sites and products

•	The ability of the Company’s Independent business to maintain or increase sales due to wholesaler competition or increased customer self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

•	The Company’s ability to execute customer-focused initiatives designed to support the Company’s vision of becoming “America’s Neighborhood Grocer” and its “8 Plays to Win” strategy

•	The effectiveness of cost reduction strategies

•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment

•	The effectiveness of the Company’s price investment strategy and its ability to successfully implement that strategy on an accelerated basis

•	The ability to execute potential transactions, if any, identified by the Company’s review of strategic alternatives with its financial advisors

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	The Company’s ability to replace its existing credit facility with a new asset based lending facility and term loan secured by the Company’s Land, Buildings and Equipment

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms

Economic Conditions

•

Continued volatility in the economy and financial markets, the decline in the housing market, the low level of consumer confidence and high unemployment rates that affect consumer spending or buying habits

•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Changes in interest rates

•	Food and drug inflation or deflation

Labor Relations

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefits costs

•	Potential for work disruption from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs and pension funding obligations

•	Required funding of multiemployer pension plans

Governmental Regulations

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

Food Safety

•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or any adverse publicity relating to these types of concerns, whether or not valid

Self-Insurance

•	Variability in actuarial projections regarding workers’ compensation, automobile and general liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Dependence of the Company’s businesses on computer hardware and software systems which are vulnerable to security breach by computer hackers and cyber terrorists

•	Difficulties in developing, maintaining or upgrading information technology systems

•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Goodwill and Intangible Asset Impairment Charges

•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization

Accounting Matters

•	Changes in accounting standards that impact the Company’s financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 16, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012.

Review of Strategic Alternatives

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. There can be no assurance that such a review will result in any transaction or any change in the Company’s overall structure or its business model, or that any transaction or change will enhance shareholder value. Any strategic transaction that is ultimately completed may not deliver the anticipated benefits or enhance shareholder value. The Company’s review of strategic alternatives expects to incur expenses associated with identifying and evaluating strategic alternatives. The process of reviewing strategic alternatives and implementing any course of action ultimately selected may be disruptive to the Company’s business operations, may distract the Company’s management team from their day-to-day responsibilities and could make it more difficult to retain employees. Any of these risks or uncertainties could adversely affect the Company’s business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program
First four weeks
February 26, 2012 to March 24, 2012	—	$—	—	$—
Second four weeks
March 25, 2012 to April 21, 2012	529	$6.16	—	$—
Third four weeks
April 22, 2012 to May 19, 2012	1,838	$5.60	—	$—
Fourth four weeks
May 20, 2012 to June 16, 2012	50,944	$4.82	—	$—

Totals	53,311	$4.86	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2013 contains four 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 53,311 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(in dollars and shares)

Approval of Stock Option Awards

On July 17, 2012, the Company’s Board of Directors approved the grant of non-qualified stock options to the Company’s Chief Executive Officer, and the Leadership Development and Compensation Committee of the Board approved the grant of non-qualified stock options to the Company’s senior management, under the Company’s 2012 Stock Plan. The option grants were part of a broad-based employee incentive initiative designed to retain and motivate key employees across the Company as the Company pursues its business transformation strategy. Pursuant to these grants, the Company’s named executive officers received non-qualified stock options to purchase the following number of shares of the Company’s common stock: Craig Herkert, 346,875 shares; Sherry Smith, 150,000 shares; Janel Haugarth, 156,250, shares and Andrew Herring, 125,000 shares. These options have an exercise price of $2.28 per share, the closing price of the Company’s common stock on the New York Stock Exchange on the grant date, and vest such that 33% of the option will become exercisable in three equal installments on each of the first three anniversaries of the grant date.

Retention Agreements

On July 17, 2012, the Leadership Development and Compensation Committee of the Board approved entering into Retention Agreements with certain key employees possessing skills critical to the Company as it pursues its business transformation strategy on an accelerated basis and explores strategic alternatives. On July 19, 2012, the Company offered Retention Agreements, dated as of July 18, 2012, to its named executive officers (the “Retention Agreements”). Pursuant to the Retention Agreements, certain of the named executive officers (“NEOs”) will be entitled to receive a retention payment if the NEOs remain employed by the Company in “Good Standing” (as defined in the Retention Agreements) on the payment dates over the two-year term of the Retention Agreements and comply with the other conditions set forth in the Retention Agreements. The total possible retention payment that each of the NEOs is entitled to receive under the Retention Agreements is as follows: Sherry Smith, $750,000; Janel Haugarth, $750,000 and Andrew Herring, $500,000. These payments vest over time and will be paid as follows: 10% on January 16, 2013, 20% on July 16, 2013, 30% on January 16, 2014 and 40% on July 16, 2014 (the “Retention Date”), subject to the NEO’s continued employment with the Company. In the event that an NEO voluntarily resigns or retires prior to the Retention Date, such NEO will have no right to receive any unvested portions of the retention payment, but will receive payment of any amount that was vested and unpaid prior to the NEO’s termination date. In the event that a NEO is terminated for “Cause” (as defined in the Retention Agreements) prior to the Retention Date, such NEO will have no right to receive any unvested portions of the retention payment, including any amount that was vested and unpaid prior to the NEO’s termination date. In the event that a NEO resigns for “Good Reason” (as defined in the Retention Agreements), is terminated due to death or “Disability” (as defined in the Retention Agreement) or is involuntarily terminated other than for Cause prior to the Retention Date, such NEO will be entitled to receive payment of any vested portion of the retention payment that has not been paid and full payment of the unvested portion of the retention payment. The Retention Agreements do not supercede or limit the rights the NEOs may have under any Company benefit plan, program, agreement or arrangement, including any Change of Control Severance Agreement and the Executive and Officer Severance Pay Plan. The Retention Agreements provide that the Company will require any successor to assume and perform the Company’s obligations under the Retention Agreements and that failure to obtain such agreement will be deemed a breach of the Retention Agreements entitling each NEO to full payment of his or her retention payment.

This summary of the terms of the Retention Agreements is not complete and is qualified in its entirety by reference to the full text of the form of Retention Agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS

10.1	Form of Retention Agreement, dated as of July 16, 2012, between SUPERVALU, INC. and certain key employees.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 16, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 20, 2012	/s/ SHERRY M. SMITH
Sherry M. Smith Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Form of Retention Agreement, dated as of July 16, 2012, between SUPERVALU, INC. and certain key employees.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 16, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.