Form 10-Q
period 2012-09-08
SUPERVALU INC
filed 2012-10-19
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 8, 2012.

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

Yes ☐ No ☑

As of October 12, 2012, there were 213,513,822 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	Second Quarter Ended		Year-to-Date Ended
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Net sales
Retail Food	$5,196	$5,608	$12,021	$12,938
% of total	64.6%	66.6%	64.5%	66.2%
Save-A-Lot	973	972	2,260	2,254
% of total	12.1%	11.5%	12.1%	11.5%
Independent Business	1,870	1,849	4,348	4,350
% of total	23.3%	21.9%	23.4%	22.3%

Total net sales	$8,039	$8,429	$18,629	$19,542
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail Food	$(83)	$127	$16	$277
% of sales	(1.6)%	2.3%	0.1%	2.1%
Save-A-Lot	18	50	77	119
% of sales	1.9%	5.1%	3.4%	5.3%
Independent Business	50	56	115	133
% of sales	2.7%	3.1%	2.6%	3.1%
Corporate	(26)	(17)	(40)	(33)

Total operating earnings (loss)	(41)	216	168	496
% of sales	(0.5)%	2.6%	0.9%	2.5%
Interest expense, net	141	120	296	275

Earnings (loss) before income taxes	(182)	96	(128)	221
Income tax provision (benefit)	(71)	36	(58)	87

Net earnings (loss)	$(111)	$60	$(70)	$134

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

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Second Quarter Ended
	September 8, 2012	% of Net sales	September 10, 2011	% of Net sales
Net sales	$8,039	100.0%	$8,429	100.0%
Cost of sales	6,319	78.6	6,556	77.8

Gross profit	1,720	21.4	1,873	22.2
Selling and administrative expenses	1,687	21.0	1,657	19.7
Intangible asset impairment charges	74	0.9	—	—

Operating earnings (loss)	(41)	(0.5)	216	2.6
Interest expense, net	141	1.7	120	1.4

Earnings (loss) before income taxes	(182)	(2.3)	96	1.1
Income tax provision (benefit)	(71)	(0.9)	36	0.4

Net earnings (loss)	$(111)	(1.4)%	$60	0.7%

Net earnings (loss) per share—basic	$(0.52)		$0.28
Net earnings (loss) per share—diluted	$(0.52)		$0.28
Dividends declared per share	$—		$0.0875
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		213

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Year-to-Date Ended
	September 8, 2012	% of Net sales	September 10, 2011	% of Net sales
Net sales	$18,629	100.0%	$19,542	100.0%
Cost of sales	14,584	78.3	15,210	77.8

Gross profit	4,045	21.7	4,332	22.2
Selling and administrative expenses	3,803	20.4	3,836	19.6
Intangible asset impairment charges	74	0.4	—	—

Operating earnings	168	0.9	496	2.5
Interest expense, net	296	1.6	275	1.4

Earnings (loss) before income taxes	(128)	(0.7)	221	1.1
Income tax provision (benefit)	(58)	(0.3)	87	0.4

Net earnings (loss)	$(70)	(0.4)%	$134	0.7%

Net earnings (loss) per share—basic	$(0.33)		$0.63
Net earnings (loss) per share—diluted	$(0.33)		$0.63
Dividends declared per share	$0.0875		$0.1750
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		213

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Second Quarter Ended		Year-to-Date Ended
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Net earnings (loss)	$(111)	$60	$(70)	$134
Other comprehensive income:
Recognition of pension and other postretirement benefit gain, net of tax of $7, $23, $20, and $34, respectively	19	36	40	53

Comprehensive income (loss)	$(92)	$96	$(30)	$187

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	September 8, 2012	February 25, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$148	$157
Receivables, net	752	730
Inventories	2,190	2,150
Other current assets	222	188

Total current assets	3,312	3,225

Property, plant and equipment, net	6,120	6,362
Goodwill	847	847
Intangible assets, net	713	809
Other assets	862	810

Total assets	$11,854	$12,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,546	$2,519
Current maturities of long-term debt and capital lease obligations	250	388
Other current liabilities	596	683

Total current liabilities	3,392	3,590

Long-term debt and capital lease obligations	6,064	5,868
Pension and other postretirement benefit obligations	1,036	1,126
Other long-term liabilities	1,389	1,448
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 and $1.00 par value, respectively: 400 shares authorized; 230 shares issued	2	230
Capital in excess of par value	3,039	2,855
Accumulated other comprehensive loss	(617)	(657)
Retained deficit	(1,981)	(1,892)
Treasury stock, at cost, 16 and 18 shares, respectively	(470)	(515)

Total stockholders’ equity (deficit)	(27)	21

Total liabilities and stockholders’ equity	$11,854	$12,053

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-to-Date Ended
	September 8, 2012	September 10, 2011
Cash flows from operating activities
Net earnings (loss)	$(70)	$134
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Intangible asset impairment charges	74	—
Depreciation and amortization	478	478
LIFO charge	12	36
Asset impairment and other charges	136	9
Net gain on sale of assets and exits of surplus leases	(43)	(12)
Deferred income taxes	(43)	70
Stock-based compensation	9	8
Net pension and other postretirement benefits cost	64	66
Contributions to pension and other postretirement benefit plans	(93)	(77)
Other adjustments	20	11
Changes in operating assets and liabilities	(129)	(143)

Net cash provided by operating activities	415	580

Cash flows from investing activities
Proceeds from sale of assets	39	63
Purchases of property, plant and equipment	(344)	(267)
Other	(2)	1

Net cash used in investing activities	(307)	(203)

Cash flows from financing activities
Proceeds from issuance of debt	1,591	291
Payment of debt and capital lease obligations	(1,609)	(580)
Dividends paid	(37)	(37)
Other	(62)	(8)

Net cash used in financing activities	(117)	(334)

Net increase (decrease) in cash and cash equivalents	(9)	43
Cash and cash equivalents at beginning of year	157	172

Cash and cash equivalents at the end of period	$148	$215

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying condensed consolidated financial statements of SUPERVALU INC. (“SUPERVALU” or the” Company”) for the second quarter and year-to-date ended September 8, 2012 and September 10, 2011 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012. The results of operations for the second quarter and year-to-date ended September 8, 2012 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 25, 2012 has been derived from the audited Consolidated Balance Sheet as of that date.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying September 8, 2012 and February 25, 2012 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of September 6, 2012 and February 23, 2012, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 8, 2012 and February 25, 2012, the Company had net book overdrafts of $235 and $268, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

The Company uses one of either replacement cost, weighted average cost, or the retail inventory method (“RIM”) to value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve. As of September 8, 2012 and February 25, 2012, approximately 78 percent of the Company’s inventories were valued under the LIFO method.

As of September 8, 2012 and February 25, 2012, approximately 41 percent and 42 percent, respectively, of the Company’s inventories were valued under the replacement cost method before application of any LIFO reserve. The weighted average cost and RIM methods of inventory valuation together comprised approximately 37 percent and 36 percent of inventory as of September 8, 2012 and February 25, 2012, respectively, before application of any LIFO reserve.

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

As of September 8, 2012 and February 25, 2012, approximately 18 percent of the Company’s inventories were valued using the cost, weighted average cost and RIM methods under the FIFO method of inventory accounting. The remaining 4 percent of the Company’s inventories as of September 8, 2012 and February 25, 2012 were valued using the replacement cost approach under the FIFO method of inventory accounting. The replacement cost approach applied under the FIFO method results in inventories recorded at the lower of cost or market because of the very high inventory turnover and the resulting low inventory days supply for these items of inventory.

Impairment of Long-Lived Assets

The Company monitors the recoverability of its long-lived assets such as buildings and equipment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested.

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

During the second quarter of fiscal 2013, the Company announced the closure of approximately 60 non-strategic stores, resulting in an impairment of $35 on certain of these stores’ long-lived assets.

The Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which historically has been at the geographic market level.

In response to leadership changes during the second quarter of fiscal 2013 and strategic decisions, the Company has initiated the evaluation of its current long-lived policy asset of assessing cashflow and grouping long-lived assets at the geographic market level.

During the initial review of its current policy the Company determined it would be more appropriate to evaluate long-lived assets for impairment at the store level for certain geographic markets which have continued to show higher indicators of economic decline.

The Company determined that impairment of its long-lived assets for certain asset groups had occurred based on reviewing estimated cash flows for the asset groups, which were less than their carrying values. The Company’s estimate of undiscounted cash flows attributable to the asset groups included only future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group.

During the second quarter of fiscal 2013, based upon the results of impairment testing which indicated the carrying value exceeded the fair value of the asset groups, the Company recorded a pre-tax non-cash impairment charge of approximately $24 related to equipment, capitalized lease assets, leasehold improvements, and favorable operating lease intangible assets in the Retail Food segment. This charge is a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Due to the ongoing business transformation and highly competitive environment, the Company will continue to evaluate its long-lived asset policy and current asset groups, to determine if additional modifications to the policy are necessary. Future changes to the Company’s assessment of its long-lived asset policy and changes in circumstances, operating results or other events may result in additional asset impairment testing and charges.

Net Earnings (Loss) Per Share

Basic net (loss) earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities. In addition, for the calculation of diluted net earnings per share, net earnings are adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures, if dilutive.

The following table reflects the calculation of basic and diluted net (loss) earnings per share:

	Second Quarter Ended		Year-to-Date Ended
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Net earnings (loss) per share—basic
Net earnings (loss) available to common stockholders	$(111)	$60	$(70)	$134
Weighted average shares outstanding—basic	212	212	212	212
Net earnings (loss) per share—basic	$(0.52)	$0.28	$(0.33)	$0.63

Net earnings (loss) per share—diluted
Net earnings (loss) available to common stockholders	$(111)	$60	$(70)	$134
Weighted average shares outstanding—basic	212	212	212	212
Dilutive impact of options and restricted stock outstanding	—	1	—	1

Weighted average shares outstanding—diluted	212	213	212	213
Net earnings (loss) per share—diluted	$(0.52)	$0.28	$(0.33)	$0.63

Options of 24 and 19 shares were outstanding during the second quarter and year-to-date ended September 8, 2012, respectively, but were excluded from the calculation of diluted earnings per share because they were antidilutive. Options of 20 and 21 shares were outstanding during the second quarter and year-to-date ended September 10, 2011, respectively, but were excluded from the calculation of diluted net earnings per share because they were antidilutive.

Stockholders’ Equity (Deficit)

On July 17, 2012, the Company changed the par value of the Company’s common stock from $1.00 to $0.01 per share. This amendment resulted in a reduction to Common stock of approximately $228 and a corresponding increase of $228 to Capital in excess of par value in the Condensed Consolidated Balance Sheet as of September 8, 2012. In addition, on July 11, 2012, the Company announced that it had suspended the payment of the regular quarterly dividend. The Board of Directors will continue to review its dividend policy annually.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 25, 2012	Additions	Impairments	Other net adjustments	September 8, 2012
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	—	—	—	137

Total goodwill	$847	$—	$—	$—	$847

	February 25, 2012	Additions/ Amortization	Impairments	Other net adjustments	September 8,2012
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$469	$—	$(74)	$—	$395
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $353 and $331 as of September 8, 2012 and February 25, 2012, respectively)	664	3	(14)	11	664
Non-compete agreements (accumulated amortization of $3 and $4 as of September 8, 2012 and February 25, 2012, respectively)	11	—	—	(1)	10

Total intangible assets	1,144	3	(88)	10	1,069
Accumulated amortization	(335)	(27)		6	(356)

Total intangible assets, net	$809				$713

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred.

During the second quarter of fiscal 2013 the Company experienced declines in revenues and announced the closure of certain stores that are operated under tradenames with assigned carrying values. As a result, the Company performed an interim impairment test of certain intangible assets with indefinite useful lives, which indicated the carrying values of certain intangible assets with indefinite useful lives exceeded their estimated fair values. The Company recorded a pre-tax non-cash impairment charge of $74 in the Retail Food segment for intangible assets with indefinite useful lives during the second quarter of fiscal 2013.

Fair values of the Company’s tradenames were determined primarily by discounting an assumed royalty value applied to projected future revenues associated with the tradename based on management’s expectations of the current and future operating environment. The royalty cash flows are discounted using rates based on the weighted average cost of capital and the specific risk profile of the tradenames relative to the Company’s other assets. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition. The calculation of the impairment charge contains significant judgments and estimates including weighted average cost of capital and the specified risk profile of the tradename and future revenue and profitability.

During the second quarter of fiscal 2013, the Company recorded a $14 impairment charge for favorable operating lease intangible assets in the Retail Food segment, of which $12 related to the announced closure of approximately 60 non-strategic stores and $2 related to underperforming stores. The impairment charges were measured using Level 3 fair value inputs and are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Amortization expense of intangible assets with definite useful lives was $27 and $31 for the year-to-date ended September 8, 2012 and September 10, 2011, respectively. Future amortization expense will average approximately $29 per fiscal year for each of the next five fiscal years.

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

Changes in the Company’s reserves for closed properties consisted of the following:

September 8, 2012
Reserves for closed properties at beginning of fiscal year	$141
Additions	10
Payments	(23)
Adjustments	—

Reserves for closed properties at end of period	$128

During the second quarter of fiscal 2013, the Company announced the closure of approximately 60 non-strategic stores. Reserves for these closed properties will be recorded at the time of closing. The Company expects to close the majority of these stores before December 1, 2012, the end of the Company’s fiscal 2013 third quarter, and expects that the remaining store closures will be completed by February 23, 2013, the end of the Company’s 2013 fiscal year.

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

During the second quarter and year-to-date ended September 8, 2012, the Company recorded $74 of intangible asset impairment charges, which were measured at fair value using Level 3 inputs. During the year-to-date ended September 8, 2012, property, plant and equipment and favorable operating lease intangible related assets with carrying amounts of $149 were written down to their fair value of $64, resulting in an impairment charge of $85 primarily related to the announced closing of approximately 60 non-strategic stores. During the year-to-date ended September 10, 2011, property, plant and equipment related assets with a carrying amount of $103 were written down to their fair value of $99, resulting in an impairment charge of $4. Property, plant and equipment and favorable operating lease intangible related impairment charges were measured at fair value on a nonrecurring basis using Level 3 inputs and are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than the book value by approximately $1 as of September 8, 2012 and the estimated fair value of notes receivable approximated the book value as of February 25, 2012. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $618 and $171 as of September 8, 2012 and February 25, 2012, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 — LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	September 8, 2012	February 25, 2012
8.00% Secured Term Loan Facility due August 2018	$850	$—
2.23% to 4.25% Revolving ABL Credit Facility due August 2017	464	—
3.74% to 5.00% Revolving Credit Facility and Variable Rate Notes due April 2015 – April 2018	—	1,074
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due Feb 2013 – June 2028	434	440
8.00% Debentures due May 2031	400	400
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	140	140
Accounts Receivable Securitization Facility	150	55
7.90% Debentures due May 2017	96	96
7.50% Notes due May 2012	—	282
Other	49	52
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(236)	(216)
Capital lease obligations	1,130	1,096

Total debt and capital lease obligations	6,314	6,256
Less current maturities of long-term debt and capital lease obligations	(250)	(388)

Long-term debt and capital lease obligations	$6,064	$5,868

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

On August 30, 2012, the Company entered into two new credit agreements: (i) a five-year $1,650 (subject to borrowing base availability) asset-based revolving credit facility (the “Revolving ABL Credit Facility”), secured by the Company’s inventory, credit card receivables and certain other assets, which will bear interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or prime plus 0.75 percent to 1.25 percent with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $850 term loan (the “Secured Term Loan Facility”), secured by a portion of the Company’s real estate and equipment, which will bear interest at the rate of LIBOR plus 6.75 percent and include a floor on LIBOR set at 1.25 percent. These agreements replaced the Company’s senior secured credit facilities, which were composed of a $1,500 revolving credit facility under which $280 was outstanding, scheduled to mature in April 2015, a $574 term loan B-2 scheduled to mature in October 2015 and a $446 term loan B-3 scheduled to mature in April 2018. On August 30, 2012, the Company paid and capitalized $59 in loan origination and financing costs which is included in Other Assets in the Condensed Consolidated Balance Sheets.

The Revolving ABL Credit Facility is guaranteed by certain of the Company’s material subsidiaries. To secure the obligations under the Revolving ABL Credit Facility, the Company has granted a perfected first-priority security interest for the benefit of the Revolving ABL Credit Facility lenders in its present and future inventory, credit card and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility will be secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

The Secured Term Loan Facility is also guaranteed by certain of the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility, the Company will grant a perfected first-priority mortgage lien and security interest for the benefit of the Secured Term Loan Facility lenders in certain of the Company’s owned or ground-leased real estate and the equipment located on such real estate within 90 days after the closing of the Secured Term Loan Facility. As of September 8, 2012 there was $1,146 of owned or ground-leased real estate and associated equipment pledged as collateral, classified in Property, plant and equipment, net in the Condensed Consolidated Balance Sheet. In addition, the obligations under the Secured Term Loan Facility are secured by second-priority secured interests in the collateral securing the Revolving ABL Credit Facility, subject to certain limitations to ensure compliance with the Company’s other outstanding debt instruments.

The loans under the Secured Term Loan Facility may be voluntarily prepaid at any time, subject to a prepayment fee in certain re-pricing circumstances. The Secured Term Loan Facility has required repayments, equal to 1.00 percent of the initial drawn balance each year, payable quarterly, with the entire remaining balance due at the six year anniversary of the inception date. In addition, the

Company must apply net cash proceeds (as defined in the Secured Term Loan Facility) from certain types of asset sales in amounts ranging from 50 percent to 100 percent of the net cash proceeds of such transactions (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay the loans outstanding by up to 50 percent of its annual excess cash flow (as defined in the Secured Term Loan Facility). As of September 8, 2012, the loans outstanding under the Secured Term Loan Facility had a remaining principal balance of $850 at LIBOR plus 6.75 percent and include a LIBOR floor of 1.25 percent, of which $9 was classified as current.

The Revolving ABL Credit Facility and Secured Term Loan Facility contain customary representations and warranties. These facilities also contain certain operating covenants, which restrict the ability of the Company to take certain actions without the permission of the lenders or as otherwise permitted under the facilities. Although these facilities do not require the Company to comply with any financial ratio maintenance covenants, if the excess availability is less than 10% of the aggregate commitments under the Revolving ABL Credit Facility, the Company is not permitted to borrow any additional amounts thereunder unless the Company meets a financial ratio set forth in the Revolving ABL Credit Facility. As of September 8, 2012, there was $464 of outstanding borrowings under the Revolving ABL Credit Facility at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility were $353 at fees up to 2.125 percent and the unused available credit under the Revolving ABL Credit Facility was $816. As of September 8, 2012, there was $2,206 of assets collateralized by the Revolving ABL Credit Facility in the Condensed Consolidated Balance Sheets comprised of inventory, classified in Inventories, all of the Company’s pharmacy scripts, classified in Intangible assets, net and all credit card receivables of wholly-owned stores, classified in Cash and cash equivalents.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of September 8, 2012, there was $150 of outstanding borrowings under this facility at 2.01 percent. Facility fees on the unused portion are 0.70 percent. As of September 8, 2012, there was $285 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.

As of September 8, 2012 and February 25, 2012, the Company had $28 of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility or other long-term debt.

NOTE 6 — INCOME TAXES

During the year-to-date ended September 8, 2012 there were no material changes to the unrecognized tax benefits disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months. The tax rate for the second quarter and year-to-date ended September 8, 2012, included a $8 discrete tax benefit resulting from tax planning strategies which is non-recurring.

NOTE 7 — STOCK-BASED AWARDS

The Company recognized total stock-based compensation of $4 in the second quarter ended September 8, 2012 and September 10, 2011. The Company recognized total stock-based compensation of $9 and $8 for the year-to-date ended September 8, 2012 and September 10, 2011, respectively. These costs were included in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Long-Term Incentive Plans

In May 2012, the Company granted 5 performance award units to certain employees under the SUPERVALU INC. 2007 Stock Plan as part of the Company’s long-term incentive program (“2013 LTIP”). Payout of the award will be based on the increase in share price over the three-year service period ending May 1, 2015, and will be settled in the Company’s stock.

The grant date fair value used to determine compensation expense associated with the performance grant was calculated utilizing a Monte Carlo simulation. The assumptions related to the valuation of the Company’s 2013 LTIP consisted of the following:

2013
Dividend yield	4.1%
Volatility rate	44.8 — 45.8%
Risk-free interest rate	0.4%
Expected life	3.0 years

The grant date fair value of the 2013 LTIP award was $1.38 per award unit. At the end of the three-year service period, the award units will be converted to shares based on the aggregate award value as determined by multiplying the award units by the increase in the Company share price over the service period above the $5.77 grant date share price. The aggregate award will be divided by the closing market price as of May 1, 2015, to determine the number of shares awarded.

In April 2011, the Company granted performance awards to employees under the SUPERVALU INC. 2007 Stock Plan as part of the Company’s long-term incentive program (“2012 LTIP”). Payout of the award, if at all, will be based on the highest payout under the terms of the grant based on the increase in market capitalization over the service period, or the achievement of financial goals for the three-year period ending February 22, 2014. Awards will be settled equally in cash and the Company’s stock.

The fair value used to determine compensation expense associated with the Company’s 2012 LTIP performance grant is calculated utilizing a Monte Carlo simulation. The assumptions related to the valuation of the Company’s 2012 LTIP consisted of the following:

	2013	2012
Dividend yield	— %	4.2%
Volatility rate	76.7 — 79.1%	47.4 — 51.6%
Risk-free interest rate	0.2 — 1.2%	0.3 — 1.2%
Expected life	1.7 — 3.1 years	2.7 — 3.1 years

The grant date fair value of the 2012 LTIP award was $2.40 per share. The fair value of the cash portion of the award is classified as a liability and is remeasured at fair value each reporting period. As of September 8, 2012 and February 25, 2012, the fair value of the cash portion of the award was $0.13 and $0.57 per share, respectively. The minimum payout value of cash and stock is $0 and the aggregate maximum amount the Company could be required to payout is $177.

Stock Options

On July 17, 2012, the Company’s Board of Directors granted non-qualified stock options to the Company’s Chief Executive Officer, and the Leadership Development and Compensation Committee of the Board granted non-qualified stock options to certain employees, under the Company’s 2012 Stock Plan. The Company granted 8 stock options with a weighted average grant date fair value of $0.98 per share as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company as it pursues its business transformation strategy. These options vest over three years.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions.

2013
Dividend yield	2.1%
Volatility rate	60.5 — 61.2%
Risk-free interest rate	0.6%
Expected life	4.5 —5.0 years

The Company did not grant any shares under stock options during the second quarter and year-to-date ended September 10, 2011.

Restricted Stock Awards

In April 2012, the Company granted 1 share of restricted stock awards (“RSAs”) to certain employees under the Company’s fiscal 2012 bonus plan at a fair value of $6.15 per share. The RSAs will vest over a three year period from the date of grant.

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

Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Service cost	$3	$2	$—	$—
Interest cost	31	32	2	2
Expected return on assets	(34)	(29)	—	—
Amortization of prior service benefit	—	—	(3)	(1)
Amortization of net actuarial loss	27	21	1	1

Net periodic benefit expense	$27	$26	$—	$2

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Service cost	$6	$5	$1	$1
Interest cost	73	74	3	4
Expected return on assets	(79)	(67)	—	—
Amortization of prior service benefit	—	—	(7)	(3)
Amortization of net actuarial loss	64	50	3	2

Net periodic benefit expense	$64	$62	$—	$4

During the year-to-date ended September 8, 2012, the Company made contributions of $90 to its pension plans and $3 to its other postretirement benefit plans. During the year-to-date ended September 10, 2011, the Company made contributions of $74 to its pension plans and $3 to its other postretirement benefit plans.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended September 8, 2012 and September 10, 2011, the Company contributed $73 and $71 to these plans, respectively.

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

NOTE 9 — COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 8, 2012. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 8, 2012, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $101 and represented $67 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 8, 2012, the Company had $692 of non-cancelable future purchase obligations primarily related to supply contracts. As of February 25, 2012, the Company had approximately $650 of non-cancelable future purchase obligations.

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

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. The Company has received a number of indications of interest and is in active dialogue with several parties. There can be no assurance that such a review will result in any transaction or any change in the Company’s overall structure or its business model.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 16, 2012, the Court denied plaintiffs’ Motion for Class Certification. The case is now limited to the two named retailers as plaintiffs. The Company is vigorously defending these lawsuits.

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

NOTE 10 — SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

OVERVIEW

In the second quarter of fiscal 2013, Net sales were $8,039 and Net loss was $111, or $0.52 per basic and diluted share. Results for the second quarter of fiscal 2013 include non-cash intangible asset impairment charges of $74 before tax ($45 after tax, or $0.21 per diluted share), non-cash non-strategic store closure charges of $42, net of gain before tax ($25 after tax, or $0.12 per diluted share), non-cash underperforming asset impairment charges of $38 before tax ($23 after tax, or $0.11 per diluted share), a non-cash unamortized financing cost charge of $22 before tax ($14 after tax, or $0.06 per diluted share), and labor buy-out and severance costs of $7 before tax ($4 after tax, or $0.02 per diluted share). In the second quarter of fiscal 2012, Net sales were $8,429 and Net earnings were $60, or $0.28 per basic and diluted share.

The challenging economic environment has continued to negatively impact consumer confidence and spending in fiscal 2013. As a result, consumer spending has been pressured and shoppers are seeking quality at lower prices. Total units sold across the supermarket channel continues to run below last year, which has created pressure for food retailers to promote more aggressively to attract customers, particularly in several of the markets in which SUPERVALU INC. (“SUPERVALU” or the” Company”) operates.

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. The Company has received a number of indications of interest and is in active dialogue with several parties. There can be no assurance that such a review will result in any transaction or any change in the Company’s overall structure or its business model.

On July 30, 2012, Wayne C. Sales was named president and chief executive officer, replacing Craig R. Herkert. Mr. Sales has been non-executive chairman of the Board since 2010 and brings extensive retail experience to the Company having served as president and chief executive officer of Canadian Tire Corporation Limited from 2000 to 2006.

Shortly after the appointment of Mr. Sales, the Company restructured its executive leadership team to ensure alignment around its goals and to better drive execution of its business turnaround. Under the new structure, the Company’s chief marketing officer and chief merchandising officer will report to the president of Retail Food, who will have overall responsibility for developing and implementing the Company’s Retail Food strategic platform.

In addition to the restructuring in its Retail Food segment, the Company created a new executive leadership role responsible for improving business processes, streamlining the organization, and making the Company a more effective organization.

The Company has recently outlined four key business imperatives to drive forward its business transformation plan: 1) driving profitable sales in its Retail Food stores, 2) growing Save-A-Lot, 3) building its network of independent retailers, and 4) lowering its cost structure.

As part of its plan, the Company will continue to invest in lower prices to its customers. It completed the repositioning of pricing at Jewel-Osco in September 2012, which was supported by a comprehensive media campaign, and is measuring the results as it plans its ongoing pace and approach to further price investments. As such, the timing of price repositioning for half of the Company’s Retail Food stores will extend past the end of fiscal 2013.

The Company’s price investments will reduce identical store sales until such time as unit volumes increase. Near and medium-term operating profit margins are expected to be reduced as price reductions initially outpace cost reductions and volume increases.

The Company also believes it can improve operating earnings through greater penetration of its private label offerings, most notably through its national brand equivalent label Essential Everyday, which was introduced in the second quarter of fiscal 2012. Essential Everyday provides customers with good value relative to the national brand alternative.

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

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS

Net Sales

Net sales for the second quarter of fiscal 2013 were $8,039, compared with $8,429 last year. The decrease in sales occurred due to a $412 decrease in the Retail Food segment. Retail Food sales were 64.6 percent of Net sales for the second quarter of fiscal 2013 compared with 66.6 percent last year, Save-A-Lot sales were 12.1 percent of Net sales for the current quarter and 11.5 percent last year, and Independent Business sales were 23.3 percent of Net sales for the current quarter and 21.9 percent last year.

During the second quarter of fiscal 2013, the Company added 17 new stores through new store development, comprised of one Retail Food store and 16 Save-A-Lot food stores, and sold or closed 14 stores, including planned dispositions, of which three were Retail Food stores and 11 were Save-A-Lot food stores. On September 5, 2012, the Company announced that it will close approximately 60 non-strategic stores including 38 Retail Food stores and 22 Save-A-Lot food stores. The Company expects to close the majority of these stores by the end of the Company’s fiscal third quarter and expects that the remaining store closures will be completed by the end of the Company’s fiscal year. Total Company operated store square footage (defined as total square footage at Retail Food stores and Company-owned Save-A-Lot stores) as of the end of the second quarter of fiscal 2013 was approximately 64 million, flat with the end of fiscal 2012. Total store square footage (defined as Retail Food and Company-owned Save-A-Lot stores square footage), excluding actual and planned store dispositions, increased 1.0 percent from the end of the second quarter of fiscal 2012.

Retail Food’s Net sales for the second quarter of fiscal 2013 were $5,196, compared with $5,608 last year, a decrease of $412 or 7.3 percent. The decrease is due primarily to a decline of $233 related to negative identical store sales of 4.3 percent over the second quarter of fiscal 2012, (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) inclusive of impacts of lower retail prices, a decrease in fuel sales of $158 due to the divestiture of more than 100 fuel center stores during the third and fourth quarters of fiscal 2012, and a decrease of $21 from net store dispositions. Retail Food’s identical store sales performance was primarily impacted by increasing value-focused competitive activity, the impact of the challenging economic environment and consumers’ increasing focus on prices. During the second quarter of fiscal 2013, Retail Food customer count declined approximately 3.2 percent while average basket size decreased approximately 1.1 percent driven by fewer items per customer and the impact of investments in lower retail prices, offset in part by moderate levels of inflation.

Save-A-Lot Net sales for the second quarter of fiscal 2013 were $973, compared with $972 last year, an increase of $1 or 0.1 percent. The increase is due primarily to $26 of additional sales derived from a net increase in Company and licensee operated stores, partly offset by a $25 decrease in sales from negative network identical store sales of 3.7 percent (defined as net sales from Company owned stores and sale of product to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions). During the second quarter of fiscal 2013, customer counts at Company owned stores declined approximately 4.0 percent.

Independent Business Net sales for the second quarter of fiscal 2013 were $1,870, compared with $1,849 last year, an increase of $21 or 1.1 percent. The increase is due primarily to $18 of increased sales to existing independent customers and $3 of net new business.

Gross Profit

Gross profit for the second quarter of fiscal 2013 was $1,720, compared with $1,873 last year, a decrease of $153. Retail Food segment gross profit decreased $133, mainly due to a decline in Retail Food identical store sales. Retail Food’s negative identical store sales and store dispositions, along with the impact from divested fuel centers comprised $85 of the decrease, while Retail Food gross margin rate declines accounted for the remaining decrease.

Gross profit for the second quarter of fiscal 2013 declined 80 basis points to 21.4 percent, compared with 22.2 percent last year. Retail Food gross profit as a percent of Retail Food Net sales declined by 30 basis points to 28.6 percent for the second quarter of fiscal 2013 compared with 28.9 percent last year. The decrease in Retail Food gross profit rate as a percent of Retail Food Net sales is due to a 90 basis point negative impact from both investment to lower retail prices and an increase in promotional costs as a result of greater promotional activity, a 20 basis point negative impact from an increase in marketing costs and a 10 basis point decrease from unfavorable shrink expense. These were partly offset by the benefits from a 60 basis point improvement from the Company’s divestiture of fuel centers and a 20 basis point benefit from a lower last-in, first-out (“LIFO”) charge.

Save-A-Lot gross profit as a percent of Save-A-Lot Net sales declined 130 basis points to 15.6 percent for the second quarter of fiscal 2013 compared with 16.9 percent last year. The decline in Save-A-Lot gross profit rate is due primarily to a 100 basis point negative impact from competitive price investments, a negative 20 basis point impact from increased market development costs and a 10 basis point decrease from higher advertising costs.

Independent Business gross profit as a percent of Independent Business Net sales declined 40 basis points to 4.4 percent for the second quarter of fiscal 2013, compared with 4.8 percent last year. The decline in Independent Business gross profit is due primarily to a 50 basis point impact from gross margin investment and higher freight, partially offset by a 10 basis point benefit from a lower LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of fiscal 2013 were $1,687, compared with $1,657 last year, an increase of $30. Selling and administrative expenses for the second quarter of fiscal 2013, reflect net charges related to the announced closure of approximately 60 non-strategic stores of $42, impairment charges related to underperforming stores and other assets of $38, and labor buy-out and severance expenses of $7. After these charges the majority of the remaining net $57 decrease in Selling and administrative expenses are comprised of a decrease in Retail Foods selling and administrative expenses of $65 due primarily to lower retail store operating costs associated with lower sales volumes, previous store closures and divested fuel centers, offset in part by increased Corporate selling and administrative expenses due to higher lease reserve and related costs of $7.

Selling and administrative expenses for the second quarter of fiscal 2013 increased 130 basis points to 21.0 percent of Net sales, compared to 19.7 percent of Net sales last year. The increase in Selling and administrative expenses as a percent of Net sales is due primarily to net charges for the announced closure of approximately 60 non-strategic stores and impairments of underperforming stores and other assets totaling an increase of 100 basis points, labor buy-out and severance expenses totaling an increase of 10 basis points and a deleveraging impact of 30 basis points from lower sales of the divested fuel centers. The majority of the remaining 10 basis point improvement results from a 30 basis point improvement due to business mix offset in part by a 20 basis point impact related to increased lease reserves and related costs and the workers compensation gain of $15 recorded in the second quarter of fiscal 2012.

Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

During the second quarter of fiscal 2013, the Company experienced declines in revenues and announced the closure of certain stores that are operated under tradenames with assigned carrying values. As a result, the Company performed an interim impairment test of certain intangible assets with indefinite useful lives, which indicated the carrying values of certain intangibles assets with indefinite useful lives exceeded their estimated fair values.

During the second quarter of fiscal 2013, based on the results of impairment tests, the Company recorded a pre-tax non-cash impairment charge of $74 in the Retail Food segment for intangible assets with indefinite useful lives.

Operating Earnings (Loss)

The Operating loss for the second quarter of fiscal 2013 was $41, compared with Operating earnings of $216 last year, a decrease of $257.

Retail Food operating loss for the second quarter of fiscal 2013 was $83, or 1.6 percent of Retail Food Net sales, compared with operating earnings of $127 or 2.3 percent of Retail Food Net sales last year. The $210 decrease in the second quarter fiscal 2013 Retail Food operating earnings reflect a pre-tax non-cash intangible asset impairment charge of $74, pre-tax non-cash impairment charges related to underperforming stores and other assets of $38, net charges related to the announced closure of non-strategic stores of $26, and labor buy-out expenses of $4. Retail Food operating earnings were $133 lower due to lower gross profit primarily as a result of lower volume due to negative identical store sales, store dispositions, and divested fuel centers and a decline in gross profit rate. Partially offsetting this impact were lower selling and administrative expenses due to lower volume.

Save-A-Lot operating earnings for the second quarter of fiscal 2013 were $18, or 1.9 percent of Save-A-Lot Net sales, compared with $50 or 5.1 percent of Save-A-Lot Net sales last year. The $32 decrease in the second quarter fiscal 2013 Save-A-Lot operating earnings reflect $16 of net charges related to the closure of 22 non-strategic stores, $13 negative gross profit impact primarily from competitive price investment and increased market development costs, and $3 of higher net administrative expenses related to additional resources in connection with its growth strategy.

Independent Business operating earnings for the second quarter of fiscal 2013 were $50, or 2.7 percent of Independent Business Net sales, compared with $56, or 3.1 percent of Independent Business Net sales last year. The decrease in Independent Business operating earnings is due primarily to the impact of investment in price and higher freight, net of a lower LIFO charge.

Corporate expenses for the second quarter of fiscal 2013 were $26, compared with $17 last year. The increase in expense is due to increased lease reserves and severance charges.

Interest Expense, Net

Net interest expense was $141 in the second quarter of fiscal 2013, compared with $120 last year. The increase of $21 includes a $22 charge for the write-off of unamortized financing costs in connection with the debt refinancing transaction completed during the second quarter of fiscal 2013.

Income Tax Provision (Benefit)

Income tax benefit for the second quarter of fiscal 2013 was $71, or 38.8 percent of losses before income taxes, compared with an income tax provision of $36, or 37.4 percent of earnings before income taxes, last year.

Net Earnings (Loss)

Net loss was $111, or $0.52 per basic and diluted share, in the second quarter of fiscal 2013 compared with Net earnings of $60, or $0.28 per basic and diluted share, last year.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2013 year-to-date were $18,629, compared with $19,542 last year. The decrease in sales is due primarily to a $917 decrease in the Retail Food segment. Retail Food sales were 64.5 percent of Net sales for fiscal 2013 year-to-date compared with 66.2 percent last year, Save-A-Lot sales were 12.1 percent of Net sales for fiscal 2013 year-to-date compared with 11.5 percent last year, and Independent Business sales were 23.4 percent of Net sales for fiscal 2013 year-to-date compared with 22.3 percent last year.

During fiscal 2013 year-to-date the Company added 38 new stores through new store development, comprised of two Retail Food stores and 36 Save-A-Lot food stores, and sold or closed 32 stores, including planned dispositions, of which five were Retail Food stores and 27 were Save-A-Lot food stores.

Retail Food’s Net sales for fiscal 2013 year-to-date were $12,021, compared with $12,938 last year, a decrease of $917 or 7.1 percent. The decrease is due primarily to a decline of $494 related to negative identical store sales of 4.0 percent (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) inclusive of impacts of lower retail prices over fiscal 2012 year-to-date, a decrease in fuel sales of $367 due to the divestiture of more than 100 fuel center stores during the third and fourth quarters of fiscal 2012, and a decrease of $56 from net store dispositions. Retail Food’s identical store sales performance was primarily impacted by continued price-focused competitive activity, the continued challenging economic environment and consumers’ focus on prices. During fiscal 2013 year-to-date, Retail Food customer count declined approximately 3.9 percent and average basket size declined approximately 0.1 percent driven by fewer items per customer and the impact of investments to lower retail prices, offset in part by moderate levels of inflation.

Save-A-Lot Net sales for fiscal 2013 year-to-date were $2,260, compared with $2,254 last year, an increase of $6 or 0.3 percent. The increase is due primarily to $80 of additional sales derived from a net increase in Company and licensee operated stores, partly offset by a $69 decrease in sales from negative network identical store sales of 3.4 percent (defined as net sales from Company owned stores and sales of product to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions). During fiscal 2013 year-to-date customer counts at Company owned stores declined approximately 4.0 percent.

Independent Business Net sales for fiscal 2013 year-to-date were $4,348, compared with $4,350 last year, a decrease of $2, primarily due to $12 of reduced sales to existing independent retail customers, partly offset by $10 of net new business.

Gross Profit

Gross profit for fiscal 2013 year-to-date was $4,045, compared with $4,332 last year, a decrease of $287 mainly due to a decrease in Retail Food’s gross profit of $255. Retail Food’s negative identical store sales and store dispositions, along with the impact from divested fuel centers comprised $185 of the decrease. The remaining decrease is due primarily to the negative impact from investments to lower retail prices and promotional and marketing costs.

Gross profit for fiscal 2013 year-to-date declined 50 basis points to 21.7 percent for fiscal 2013 year-to-date compared with 22.2 percent last year. Retail Food gross profit as a percent of Retail Food Net sales improved 10 basis points to 29.0 percent for fiscal 2013 year-to-date compared with 28.9 percent last year. The improvement in Retail Food gross profit rate as percent of Retail Food Net sales is due to the benefits from a 60 basis point increase from the Company’s divestiture of fuel centers and a 10 basis point benefit from a lower LIFO charge, partly offset by a 40 basis point negative impact from both investments to lower retail prices and an increase in promotional costs as a result of greater promotional activity, and a 20 basis point negative impact from an increase in marketing costs.

Save-A-Lot gross profit as a percent of Save-A-Lot Net sales declined 90 basis points to 16.0 percent for fiscal 2013 year-to-date compared with 16.9 percent last year. The decline in Save-A-Lot gross profit rate is due primarily to a 70 basis point negative impact from competitive price investment and increased market development costs and a negative 20 basis point decrease from higher advertising costs.

Independent Business gross profit as a percent of Independent Business Net sales declined 40 basis points to 4.4 percent for fiscal 2013 year-to-date compared with 4.8 percent last year. The decline in Independent Business gross profit is due primarily to the impact of gross margin investment and higher freight, partially offset by a 10 basis point benefit from a lower LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2013 year-to-date were $3,803, compared with $3,836 last year, a decrease of $33. The reduction in Selling and administrative expenses is due primarily to reduced variable costs from the negative impact of identical store sales in the Retail Food segment, store closures and divested fuel centers totaling $165, offset in part by net charges of $42 related to the announced closure of approximately 60 non-strategic stores, impairment charges related to underperforming stores and other assets of $38, labor buy-out and severance of $7 and an increase in lease reserves and related costs of $7 in the Corporate segment. The remaining $38 was due primarily to higher other administrative costs.

Selling and administrative expenses for fiscal 2013 year-to-date increased 80 basis points to 20.4 percent of Net sales compared to 19.6 percent of Net sales last year. The increase in Selling and administrative expenses as a percent of Net sales is due primarily to negative impacts from net charges related to the announced closure of non-strategic stores, charges related to underperforming stores and other assets totaling a negative impact of 50 basis points and a negative 30 basis point impact related to divested fuel centers and other administrative costs.

Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

During the second quarter of fiscal 2013, the Company experienced declines in revenues and announced the closure of certain stores that are operated under tradenames with assigned carrying values. As a result, the Company performed an interim impairment test of certain intangible assets with indefinite useful lives, which indicated the carrying values of certain intangibles assets with indefinite useful lives exceeded their estimated fair values.

During the second quarter of fiscal 2013, based on the results of impairment tests, the Company recorded a pre-tax non-cash impairment charge of $74 in the Retail Food segment for intangible assets with indefinite useful lives.

Operating Earnings (Loss)

Operating earnings for fiscal 2013 year-to-date were $168, compared with $496 last year, a decrease of $328.

Retail Food operating earnings for fiscal 2013 year-to-date were $16, or 0.1 percent of Retail Food Net sales, compared with $277 or 2.1 percent of Retail Food Net sales last year. The $261 decrease in fiscal 2013 year-to-date Retail Food operating earnings is due primarily to a pre-tax non-cash intangible asset impairment charge of $74, impairment charges related to underperforming stores and other assets of $38, net charges related to the announced closure of non-strategic stores of $26, and labor buy-out expenses of $4. Retail Food operating earnings were $119 lower due to lower gross profit primarily as a result of lower volume due to negative identical store sales, store dispositions, and divested fuel centers and a decline in gross profit rate. Partially offsetting this impact were lower selling and administrative expenses due to lower volume.

Save-A-Lot operating earnings for fiscal 2013 year-to-date were $77, or 3.4 percent of Save-A-Lot Net sales, compared with $119 or 5.3 percent of Save-A-Lot Net sales last year. The $42 decrease in fiscal 2013 year-to-date Save-A-Lot operating earnings is due primarily to $16 of net charges related to the closure of 22 non-strategic stores, $15 negative gross profit impact primarily from competitive price investments and increased market development costs, as well as $11 higher net administrative expenses related to additional resources in connection with its growth strategy.

Independent Business operating earnings for fiscal 2013 year-to-date were $115, or 2.6 percent of Independent Business Net sales, compared with $133, or 3.1 percent of Independent Business Net sales last year. The decrease in Independent Business operating earnings is due primarily to the impact of investment in price and higher freight, net of a lower LIFO charge.

Corporate expenses for the fiscal 2013 year-to-date were $40, compared with $33 last year. The increase in expense is due to increased lease reserves and severance charges.

Interest Expense, Net

Net interest expense was $296 in fiscal 2013 year-to-date, compared with $275 last year. Excluding the write-off of unamortized financing costs of $22 during year-to-date fiscal 2013 and interest benefits from the resolution of tax audit activity of $5 during year-to-date fiscal 2012, interest expense for fiscal 2013 year-to-date was lower primarily due to a net decrease in debt levels from the prior year.

Income Tax Provision (Benefit)

Income tax benefit for fiscal 2013 year-to-date was $58, or 44.7 percent of Earnings (loss) before income taxes, compared with an Income tax provision of $87, or 39.3 percent of Earnings before income taxes, last year. The tax rate for fiscal 2013 year-to-date included an $8 discrete tax benefit resulting from tax planning strategies which is non-recurring. The tax rate for the fiscal 2012 year-to-date reflects approximately $4 of expense related to prior years’ audit activity.

Net Earnings (Loss)

Net loss was $70, or $0.33 per basic and diluted share, in fiscal 2013 year-to-date compared with net earnings of $134, or $0.63 per basic and diluted share, last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Operating activities

Net cash provided by operating activities was $415 for fiscal 2013 year-to-date, compared with $580 last year. The decrease in net cash provided by operating activities primarily reflects a decrease in cashflow due to a reduction in net earnings of $204, deferred income taxes of $113, net gain on sale of assets and exits of surplus leases of $31 and LIFO charge of $24, offset in part by increases from non-cash intangible asset impairment charges of $74 and asset impairment and other charges of $127.

Investing activities

Net cash used in investing activities was $307 for fiscal 2013 year-to-date, compared with $203 last year. The increase is due primarily to higher cash payments for purchases of Property, plant and equipment, reflecting paying down $113 in purchases of Property, plant and equipment included in Accounts payable at fiscal 2012 year-end compared with $69 paid in fiscal 2012 for Property, plant and equipment included in Accounts payable at fiscal 2011 year-end, and increased payments for fiscal 2013 year-to-date Property, plant and equipment additions in comparison to the comparable year-to-date period in 2012.

Financing activities

Net cash used in financing activities was $117 for fiscal 2013 year-to-date, compared with $334 last year. The decrease in cash used in financing activities is primarily attributable to an increase in proceeds from debt issuance of $1,300, primarily due to net proceeds of $825 from the Secured Term Loan Facility described below and $425 from the Revolving ABL Credit Facility described below, offset by debt payments of $1,571 to pay down the senior secured credit facility, term loan B-2 and term loan B-3, and capital lease payments of $38. In addition, the Company paid $59 in loan origination and financing costs associated with the two new credit agreements entered into on August 30, 2012.

Debt Management and Credit Agreements

Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. A significant reduction in operating earnings or the incurrence of operating losses in one or more quarterly periods could have a negative impact on the Company’s operating cash flow, which would limit the Company’s ability to pay down its outstanding indebtedness as planned. The Company’s primary source of liquidity is from internally generated funds and borrowings under its credit facilities. To the extent that the Company’s inventory levels decline the Company’s borrowing capacity under its credit facilities would also decline. Reduced liquidity could also result in less favorable trade terms with vendors and other third parties.

Long-term financing will be maintained through existing and new debt issuances and credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

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

On August 30, 2012, the Company entered into two new credit agreements: (i) a five-year $1,650 (subject to borrowing base availability) asset-based revolving credit facility (the “Revolving ABL Credit Facility”), secured by the Company’s inventory, credit card receivables and certain other assets, which will bear interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or prime plus 0.75 percent to 1.25 percent with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $850 term loan (the “Secured Term Loan Facility”), secured by a portion of the Company’s real estate and equipment, which will bear interest at the rate of LIBOR plus 6.75 percent and include a floor on LIBOR set at 1.25 percent. These agreements replaced the Company’s senior secured credit facilities, which were composed of a $1,500 revolving credit facility under which $280 was outstanding, scheduled to mature in April 2015, a $574 term loan B-2 scheduled to mature in October 2015 and a $446 term loan B-3 scheduled to mature in April 2018.

The Revolving ABL Credit Facility is guaranteed by certain of the Company’s material subsidiaries. To secure the obligations under the Revolving ABL Credit Facility, the Company has granted a perfected first-priority security interest for the benefit of the Revolving ABL Credit Facility lenders in its present and future inventory, credit card and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility will be secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, limited as required by the existing public indentures of the Company, such that the respective debt issued need not be equally and ratably secured.

The Secured Term Loan Facility is also guaranteed by certain of the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility, the Company will grant a perfected first-priority mortgage lien and security interest for the benefit of the Secured Term Loan Facility lenders in certain of the Company’s owned or ground-leased real estate and the equipment located on such real estate within 90 days after the closing of the Secured Term Loan Facility. As of September 8, 2012 there was $1,146 of owned or ground-leased real estate and associated equipment pledged as collateral, classified in Property, plant and equipment, net in the Condensed Consolidated Balance Sheet. In addition, the obligations under the Secured Term Loan Facility are secured by second-priority secured interests in the collateral securing the Revolving ABL Credit Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments.

The loans under the Secured Term Loan Facility may be voluntarily prepaid at any time, subject to a prepayment fee in certain re-pricing circumstances. The Secured Term Loan Facility has required repayments, equal to 1.00 percent of the initial drawn balance each year, payable quarterly, with the entire remaining balance due at the six year anniversary of the inception date. In addition, the Company must apply net cash proceeds (as defined in the Secured Term Loan Facility) from certain types of asset sales in amounts ranging from 50 percent to 100 percent of the net cash proceeds of such transactions (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay the loans outstanding by up to 50 percent of its annual excess cash flow (as defined in the Secured Term Loan Facility). As of September 8, 2012, the loans outstanding under the Secured Term Loan Facility had a remaining principal balance of $850 at LIBOR plus 6.75 percent and include a LIBOR floor of 1.25 percent, of which $9 was classified as current.

The Revolving ABL Credit Facility and Secured Term Loan Facility contain customary representations and warranties. These facilities also contain certain operating covenants, which restrict the ability of the Company to take certain actions without the permission of the lenders or as otherwise permitted under the facilities. Although these facilities do not require the Company to comply with any financial ratio maintenance covenants, if the excess availability is less than 10% of the aggregate commitments under the Revolving ABL Credit Facility, the Company is not permitted to borrow any additional amounts thereunder unless the Company meets a financial ratio set forth in the Revolving ABL Credit Facility.

As of September 8, 2012, there was $464 of outstanding borrowings under the Revolving ABL Credit Facility at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility were $353 at fees up to 2.125 percent and the unused available credit under the Revolving ABL Credit Facility was $816. As of September 8, 2012, there was $2,206 of assets collateralized by the Revolving ABL Credit Facility in the Condensed Consolidated Balance Sheets comprised of inventory, classified in Inventories, all of the Company’s pharmacy scripts, classified in Intangible assets, net and all credit card receivables of wholly-owned stores, classified in Cash and cash equivalents.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of September 8, 2012, there was $150 of outstanding borrowings under this facility at 2.01 percent. Facility fees on the unused portion are 0.70 percent. As of September 8, 2012, there was $285 of accounts receivable pledged as collateral, classified in Receivables in the Condensed Consolidated Balance Sheet.

As of September 8, 2012 and February 25, 2012, the Company had $28 of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility or other long-term debt.

Other Cash Uses

Cash payments for capital assets during fiscal 2013 year-to-date were $344. The Company also added $29 of capital leases. Capital expenditures primarily included technology expenditures, new Save-A-Lot stores and remodeling activity. The Company’s cash payments for capital assets for fiscal 2013 is projected to be approximately $450 to $500.

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $93 and $77 for year-to-date fiscal 2013 and 2012, respectively, in accordance with minimum Employee Retirement Income Security Act of 1974, as amended (“ERISA”) requirements. Cash contributions increased for the year-to-date period ended September 8, 2012 compared to the year-to-date period ended September 10, 2011, due to pre-funding of $63 in fiscal 2011 for fiscal 2012 contributions.

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

Fiscal 2013 total defined benefit pension plans and other postretirement benefit plan contributions are estimated to be approximately $115.

The Company currently expects its total cash payments toward reducing debt and capital lease obligations for fiscal 2013 to be approximately $400 to $450. The Company has approximately $35, $260, and $750 in aggregate maturities due for the remainder of fiscal 2013, fiscal 2014 and fiscal 2015, respectively. For fiscal 2014 and thereafter, the Company estimates cash payments toward reducing debt of at least $400 annually.

On July 11, 2012 the Company announced that it had suspended the payment of the regular quarterly dividend. The Board of Directors will continue to review its dividend policy annually.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 8, 2012. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 18 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 8, 2012, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $101 and represented $67 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 8, 2012, the Company had $692 of non-cancelable future purchase obligations primarily related to supply contracts. As of February 25, 2012, the Company had approximately $650 of non-cancelable future purchase obligations.

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

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. The Company has received a number of indications of interest and is in active dialogue with several parties. There can be no assurance that such a review will result in any transaction or any change in the Company’s overall structure or its business model.

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

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended September 8, 2012 and September 10, 2011, the Company contributed $73 and $71 to these plans, respectively.

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

Contractual Obligations

There have been no material changes in the Company’s contractual obligations since the end of fiscal 2012. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012, for additional information regarding the Company’s contractual obligations.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012, under the heading “Risk Factors,” Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 8, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 16, 2012, the Court denied plaintiffs’ Motion for Class Certification. The case is now limited to the two named retailers as plaintiffs. The Company is vigorously defending these lawsuits.

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

Review of Strategic Alternatives

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. The Company has received a number of indications of interest and is in active dialogue with several parties. There can be no assurance that such a review will result in any transaction or any change in the Company’s overall structure or its business model, or that any transaction or change will enhance shareholder value. Any strategic transaction that is ultimately completed may not deliver the anticipated benefits or enhance shareholder value. The Company expects to incur additional expenses associated with identifying and evaluating strategic alternatives. The process of reviewing strategic alternatives and implementing any course of action ultimately selected may be disruptive to the Company’s business operations, may distract the Company’s management team from their day-to-day responsibilities and could make it more difficult to retain employees. Any of these risks or uncertainties could adversely affect the Company’s business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program
First four weeks
June 17, 2012 to July 14, 2012	630	$5.25	—	$—
Second four weeks
July 15, 2012 to August 11, 2012	3,326	$2.50	—	$—
Third four weeks
August 12, 2012 to September 8, 2012	27,301	$2.31	—	$—

Totals	31,257	$2.39	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2013 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 31,257 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of SUPERVALU INC., is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.

3.2	Restated Bylaws of SUPERVALU INC., is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 2, 2012.

10.1	Credit Agreement, dated August 30, 2012, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other Lenders party thereto, as LC Issuers, and the Lenders party thereto, U.S. Bank, National Association, Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc, General Electric Capital Corporation, as Co-Documentation Agents, Union Bank, N.A., PNC Bank, National Association and Goldman Sachs Bank USA, as Senior Managing Agents, and Wells Fargo Capital Finance, LLC, U.S. Bank, National Association, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, BMO Harris Bank N.A., RBS Citizens, N.A. and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.**

10.2	Term Loan Credit Agreement, dated August 30, 2012, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the Lenders parties thereto, Credit Suisse AG, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Barclays Bank PLC, as Joint Bookrunners and Joint Lead Arrangers, Barclays Bank PLC, as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.**

10.3	SUPERVALU INC. 2012 Stock Plan, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.4	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.5	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Terms and Conditions (For Employees), is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.6	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.7	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Terms and Conditions, is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.8	SUPERVALU INC. 2012 Stock Plan Form of Fiscal 2013-2015 Multi-Year Performance Award Terms and Conditions, is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.9	SUPERVALU INC. Directors’ Deferred Compensation Plan (2009 Statement), as amended, is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.10	Letter Agreement, dated August 2, 2012, between SUPERVALU INC. and Wayne C. Sales.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 18, 2012	/s/ SHERRY M. SMITH
Sherry M. Smith
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of SUPERVALU INC., is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.

3.2	Restated Bylaws of SUPERVALU INC., is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 2, 2012.

10.1	Credit Agreement, dated August 30, 2012, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other Lenders party thereto, as LC Issuers, and the Lenders party thereto, U.S. Bank, National Association, Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc, General Electric Capital Corporation, as Co-Documentation Agents, Union Bank, N.A., PNC Bank, National Association and Goldman Sachs Bank USA, as Senior Managing Agents, and Wells Fargo Capital Finance, LLC, U.S. Bank, National Association, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, BMO Harris Bank N.A., RBS Citizens, N.A. and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.**

10.2	Term Loan Credit Agreement, dated August 30, 2012, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the Lenders parties thereto, Credit Suisse AG, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Barclays Bank PLC, as Joint Bookrunners and Joint Lead Arrangers, Barclays Bank PLC, as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.**

10.3	SUPERVALU INC. 2012 Stock Plan, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.4	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.5	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Terms and Conditions (For Employees), is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.6	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.7	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Terms and Conditions, is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.8	SUPERVALU INC. 2012 Stock Plan Form of Fiscal 2013-2015 Multi-Year Performance Award Terms and Conditions, is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.9	SUPERVALU INC. Directors’ Deferred Compensation Plan (2009 Statement), as amended, is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2012.*

10.10	Letter Agreement, dated August 2, 2012, between SUPERVALU INC. and Wayne C. Sales.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.