Form 10-Q
period 2012-12-01
SUPERVALU INC
filed 2013-01-10
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended December 1, 2012.

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

Yes ☐ No ☑

As of January 4, 2013, there were 213,457,753 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	Third Quarter Ended		Year-to-Date Ended
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Net sales
Retail Food	$4,961	$5,359	$16,982	$18,297
% of total	62.7%	64.3%	64.0%	65.7%
Save-A-Lot	966	982	3,226	3,236
% of total	12.2%	11.8%	12.2%	11.6%
Independent Business	1,986	1,986	6,334	6,336
% of total	25.1%	23.9%	23.8%	22.7%

Total net sales	$7,913	$8,327	$26,542	$27,869
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail Food	$84	$(818)	$100	$(541)
% of sales	1.7%	(15.3%)	0.6%	(3.0%)
Save-A-Lot	28	59	105	178
% of sales	2.8%	6.1%	3.2%	5.5%
Independent Business	49	66	164	199
% of sales	2.5%	3.3%	2.6%	3.1%
Corporate	(4)	(15)	(44)	(48)

Total operating earnings (loss)	157	(708)	325	(212)
% of sales	2.0%	8.5%	1.2%	(0.8%)
Interest expense, net	126	119	422	394

Earnings (loss) before income taxes	31	(827)	(97)	(606)
Income tax provision (benefit)	15	(77)	(43)	10

Net earnings (loss)	$16	$(750)	$(54)	$(616)

In the first quarter of fiscal 2013, the Company disaggregated its previous reportable segment, Retail Food, into two separate reportable segments: Retail Food and Save-A-Lot (formerly referred to as the Hard Discount operating segment within the Retail Food reportable segment). These changes do not revise or restate information previously reported in the Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows for the Company for any period.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Third Quarter Ended
	December 1, 2012	% of Net sales	December 3, 2011	% of Net sales
Net sales	$7,913	100.0%	$8,327	100.0%
Cost of sales	6,234	78.8	6,518	78.3

Gross profit	1,679	21.2	1,809	21.7
Selling and administrative expenses	1,522	19.3	1,610	19.3
Goodwill and intangible asset impairment charges	—	0.0	907	10.9

Operating earnings (loss)	157	2.0	(708)	(8.5)
Interest expense, net	126	1.6	119	1.4

Earnings (loss) before income taxes	31	0.4	(827)	(9.9)
Income tax provision (benefit)	15	0.2	(77)	(0.9)

Net earnings (loss)	$16	0.2%	$(750)	(9.0%)

Net earnings (loss) per share—basic	$0.08		$(3.54)
Net earnings (loss) per share—diluted	$0.08		$(3.54)
Dividends declared per share	$—		$0.0875
Weighted average number of shares outstanding:
Basic	212		212
Diluted	214		212

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except percent and per share data)

	Year-to-Date Ended
	December 1, 2012	% of Net sales	December 3, 2011	% of Net sales
Net sales	$26,542	100.0%	$27,869	100.0%
Cost of sales	20,818	78.4	21,728	78.0

Gross profit	5,724	21.6	6,141	22.0
Selling and administrative expenses	5,325	20.1	5,446	19.5
Goodwill and intangible asset impairment charges	74	0.3	907	3.3

Operating earnings (loss)	325	1.2	(212)	(0.8)
Interest expense, net	422	1.6	394	1.4

Loss before income taxes	(97)	(0.4)	(606)	(2.2)
Income tax provision (benefit)	(43)	(0.2)	10	0.0

Net loss	$(54)	(0.2)%	$(616)	(2.2%)

Net loss per share—basic	$(0.26)		$(2.91)
Net loss per share—diluted	$(0.26)		$(2.91)
Dividends declared per share	$0.0875		$0.2625
Weighted average number of shares outstanding:
Basic	212		212
Diluted	212		212

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Third Quarter Ended		Year-to-Date Ended
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Net earnings (loss)	$16	$(750)	$(54)	$(616)
Other comprehensive income:
Recognition of pension and other postretirement benefits gain, net of tax of $10, $8, $30, and $42, respectively	16	14	56	67

Comprehensive income (loss)	$32	$(736)	$2	$(549)

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	December 1, 2012	February 25, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$155	$157
Receivables, net	713	730
Inventories	2,402	2,150
Other current assets	195	188

Total current assets	3,465	3,225

Property, plant and equipment, net	5,980	6,362
Goodwill	847	847
Intangible assets, net	703	809
Other assets	862	810

Total assets	$11,857	$12,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,423	$2,519
Current maturities of long-term debt and capital lease obligations	259	388
Other current liabilities	592	683

Total current liabilities	3,274	3,590

Long-term debt and capital lease obligations	6,180	5,868
Pension and other postretirement benefit obligations	1,027	1,126
Other long-term liabilities	1,369	1,448
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 and $1.00 par value, respectively: 400 shares authorized; 230 shares issued	2	230
Capital in excess of par value	3,044	2,855
Accumulated other comprehensive loss	(601)	(657)
Retained deficit	(1,965)	(1,892)
Treasury stock, at cost, 17 and 18 shares, respectively	(473)	(515)

Total stockholders’ equity	7	21

Total liabilities and stockholders’ equity	$11,857	$12,053

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-to-Date Ended
	December 1, 2012	December 3, 2011
Cash flows from operating activities
Net loss	$(54)	$(616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	74	907
Depreciation and amortization	679	680
LIFO charge	15	57
Asset impairment and other charges	172	10
Net gain on sale of assets and exits of surplus leases	(59)	(12)
Deferred income taxes	(63)	(37)
Stock-based compensation	12	12
Net pension and other postretirement benefits cost	91	93
Contributions to pension and other postretirement benefit plans	(103)	(87)
Other adjustments	24	13
Changes in operating assets and liabilities	(431)	(502)

Net cash provided by operating activities	357	518

Cash flows from investing activities
Proceeds from sale of assets	80	123
Purchases of property, plant and equipment	(438)	(412)
Other	(2)	4

Net cash used in investing activities	(360)	(285)

Cash flows from financing activities
Proceeds from issuance of debt	1,713	291
Payment of debt and capital lease obligations	(1,609)	(437)
Dividends paid	(37)	(56)
Other	(66)	(7)

Net cash (used in) provided by financing activities	1	(209)

Net increase (decrease) in cash and cash equivalents	(2)	24
Cash and cash equivalents at beginning of year	157	172

Cash and cash equivalents at the end of period	$155	$196

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying condensed consolidated financial statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the third quarter and year-to-date ended December 1, 2012 and December 3, 2011 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012. The results of operations for the third quarter and year-to-date ended December 1, 2012 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 25, 2012 has been derived from the audited Consolidated Balance Sheet as of that date.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertson’s, Inc., the accompanying December 1, 2012 and February 25, 2012 Condensed Consolidated Balance Sheets include the assets and liabilities related to New Albertson’s, Inc. as of November 29, 2012 and February 23, 2012, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of December 1, 2012 and February 25, 2012, the Company had net book overdrafts of $279 and $268, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

The Company uses one of either replacement cost, weighted average cost, or the retail inventory method (“RIM”) to value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve. As of December 1, 2012 and February 25, 2012, approximately 77 percent and 78 percent, respectively, of the Company’s inventories were valued under the LIFO method.

As of December 1, 2012 and February 25, 2012, approximately 39 percent and 42 percent, respectively, of the Company’s inventories were valued under the replacement cost method before application of any LIFO reserve. The weighted average cost and RIM methods of inventory valuation together comprised approximately 38 percent and 36 percent of inventory as of December 1, 2012 and February 25, 2012, respectively, before application of any LIFO reserve.

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

As of December 1, 2012 and February 25, 2012, approximately 19 percent and 18 percent, respectively, of the Company’s inventories were valued using the cost, weighted average cost and RIM methods under the FIFO method of inventory accounting. The remaining 4 percent of the Company’s inventories as of December 1, 2012 and February 25, 2012 were valued using the replacement cost approach under the FIFO method of inventory accounting. The replacement cost approach applied under the FIFO method results in inventories recorded at the lower of cost or market because of the very high inventory turnover and the resulting low inventory days supply for these items of inventory.

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

The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which historically has been at the geographic market level.

In response to leadership changes during the second quarter of fiscal 2013 and strategic decisions, the Company initiated the evaluation of its current long-lived asset policy of assessing cashflow and grouping long-lived assets at the geographic market level.

During the initial review of its current policy during the second quarter of fiscal 2013 the Company determined it would be more appropriate to evaluate long-lived assets for impairment at the store level for certain geographic markets which have continued to show higher indicators of economic decline. During the third quarter of fiscal 2013 the Company identified a further geographic market at which it would be more appropriate to evaluate long-lived assets for impairment at the store level, and recorded a pre-tax non-cash impairment charge of approximately $2.

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

During the second quarter and third quarter of fiscal 2013, based upon the results of impairment testing which indicated the carrying value exceeded the fair value of the asset groups, the Company recorded a pre-tax non-cash impairment charge of approximately $24 and $2, respectively, related to equipment, capitalized lease assets, leasehold improvements, and favorable operating lease intangible assets in the Retail Food segment. This charge is a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

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

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated using net earnings (loss) available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is after giving effect to the dilutive impacts of stock options, restricted stock awards and other dilutive securities. In addition, during fiscal 2012 for the calculation of diluted net earnings per share, net earnings are adjusted to eliminate the after-tax interest expense recognized during the period related to contingently convertible debentures, if dilutive.

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Third Quarter Ended		Year-to-Date Ended
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Net earnings (loss) per share—basic
Net earnings (loss) available to common stockholders	$16	$(750)	$(54)	$(616)
Weighted average shares outstanding—basic	212	212	212	212
Net earnings (loss) per share—basic	$0.08	$(3.54)	$(0.26)	$(2.91)

Net earnings (loss) per share—diluted
Net earnings (loss) available to common stockholders	$16	$(750)	$(54)	$(616)
Weighted average shares outstanding—basic	212	212	212	212
Dilutive impact of options and restricted stock outstanding	2	—	—	—

Weighted average shares outstanding—diluted	214	212	212	212
Net earnings (loss) per share—diluted	$0.08	$(3.54)	$(0.26)	$(2.91)

Options of 25 shares were outstanding during the third quarter ended December 1, 2012, but were excluded from the calculation of diluted earnings per share because they were antidilutive. Options and restricted stock of 21 shares were outstanding during the year-to-date ended December 1, 2012, but were excluded from the calculation of diluted earnings per share because they were antidilutive when applied to a net loss. Options and restricted stock of 20 and 21 shares were outstanding during the third quarter and year-to-date ended December 3, 2011, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would be antidilutive when applied to a net loss.

Stockholders’ Equity

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

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 25, 2012	Additions	Impairments	Other net adjustments	December 1, 2012
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	—	—	—	137

Total goodwill	$847	$—	$—	$—	$847

	February 25, 2012	Additions/ Amortization	Impairments	Other net adjustments	December 1, 2012
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$469	$—	$(74)	$—	$395
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $361 and $331 as of December 1, 2012 and February 25, 2012, respectively)	664	3	(14)	11	664
Non-compete agreements (accumulated amortization of $4 and $4 as of December 1, 2012 and February 25, 2012, respectively)	11	—	—	(1)	10

Total intangible assets	1,144	3	(88)	10	1,069
Accumulated amortization	(335)	(37)		6	(366)

Total intangible assets, net	$809				$703

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred.

During the second quarter of fiscal 2013 the Company experienced declines in revenues and announced the closure of certain stores that are operated under tradenames with assigned carrying values. As a result, the Company performed an interim impairment test of certain intangible assets with indefinite useful lives, which indicated the carrying values of certain intangible assets with indefinite useful lives exceeded their estimated fair values. The Company recorded a pre-tax non-cash impairment charge of $74 in the Retail Food segment for Trademarks and tradenames with indefinite useful lives during the second quarter of fiscal 2013. There were no impairment charges recorded in the third quarter of fiscal 2013 with respect to Trademarks and tradenames.

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

During the third quarter of fiscal 2012, the Company recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives. The impairment was due to the significant and sustained decline in the Company’s market capitalization and updated discounted future cash flows. The calculation of the preliminary impairment charges contain significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

Amortization expense of intangible assets with definite useful lives was $37 and $43 for the year-to-date ended December 1, 2012 and December 3, 2011, respectively. Future amortization expense will average approximately $28 per fiscal year for each of the next five fiscal years.

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

Changes in the Company’s reserves for closed properties consisted of the following:

December 1, 2012
Reserves for closed properties at beginning of fiscal year	$141
Additions	40
Payments	(32)
Adjustments	(5)

Reserves for closed properties at end of period	$144

During the second quarter of fiscal 2013, the Company announced the closure of approximately 60 non-strategic stores. Reserves for operating lease related to these closed properties are recorded at the time of closing. During the third quarter of fiscal 2013, the majority of these previously announced store closings were completed. The Company recorded a charge of $28 during the third quarter of fiscal 2013. The Company expects that the majority of the remaining store closures will be completed by February 23, 2013, the end of the Company’s 2013 fiscal year. The calculation of the closed property charges requires significant judgments and estimates including estimated subtenant rentals, discount rates, and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, and previous efforts to dispose of similar assets and existing market conditions.

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

During the second quarter of fiscal 2013, the Company recorded $74 of intangible asset impairment charges, which were measured at fair value using Level 3 inputs. During the third quarter and year-to-date ended December 3, 2011, the Company recorded $907 of goodwill and intangible asset impairment charges, which were measured at fair value using Level 3 inputs. Goodwill and intangible asset impairment charges are discussed in Note 2 – Goodwill and Intangible Assets.

During the year-to-date ended December 1, 2012, Property, plant and equipment and favorable operating lease intangible related assets with carrying amounts of $163 were written down to their fair value of $82, resulting in an impairment charge of $81 primarily related to the announced closing of approximately 60 non-strategic stores. During the year-to-date ended December 3, 2011, Property, plant and equipment related assets with a carrying amount of $130 were written down to their fair value of $120, resulting in an impairment charge of $10. Property, plant and equipment and favorable operating lease intangible related impairment charges were measured at fair value on a nonrecurring basis using Level 3 inputs and are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than the book value by approximately $2 as of December 1, 2012, and the estimated fair value of notes receivable approximated the book value as of February 25, 2012. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments.

The estimated fair value of the Company’s long-term debt (including current maturities) was less than the book value by approximately $682 and $171 as of December 1, 2012 and February 25, 2012, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

NOTE 5 — LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	December 1, 2012	February 25, 2012
8.00% Secured Term Loan Facility due August 2018	$848	$—
2.23% to 4.25% Revolving ABL Credit Facility due August 2017	636	—
3.74% to 5.00% Revolving Credit Facility and Variable Rate Notes due April 2015 – April 2018	—	1,074
8.00% Notes due May 2016	1,000	1,000
7.45% Debentures due August 2029	650	650
7.50% Notes due November 2014	490	490
6.34% to 7.15% Medium Term Notes due Feb 2013 – June 2028	434	440
8.00% Debentures due May 2031	400	400
8.00% Debentures due June 2026	272	272
8.70% Debentures due May 2030	225	225
7.75% Debentures due June 2026	200	200
7.25% Notes due May 2013	140	140
Accounts Receivable Securitization Facility	115	55
7.90% Debentures due May 2017	96	96
7.50% Notes due May 2012	—	282
Other	49	52
Net discount on debt, using an effective interest rate of 6.28% to 8.97%	(232)	(216)
Capital lease obligations	1,116	1,096

Total debt and capital lease obligations	6,439	6,256
Less current maturities of long-term debt and capital lease obligations	(259)	(388)

Long-term debt and capital lease obligations	$6,180	$5,868

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

On August 30, 2012, the Company entered into two new credit agreements: (i) a five-year $1,650 (subject to borrowing base availability) asset-based revolving credit facility (the “Revolving ABL Credit Facility”), secured by the Company’s inventory, credit card receivables and certain other assets, which will bear interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or prime plus 0.75 percent to 1.25 percent, with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $850 term loan (the “Secured Term Loan Facility”), secured by a portion of the Company’s real estate and equipment, which will bear interest at the rate of LIBOR plus 6.75 percent and include a floor on LIBOR set at 1.25 percent. These agreements replaced the Company’s senior secured credit facilities, which were composed of a $1,500 revolving credit facility under which $280 was outstanding, scheduled to mature in April 2015, a $574 term loan B-2 scheduled to mature in October 2015 and a $446 term loan B-3 scheduled to mature in April 2018. On August 30, 2012, the Company paid and capitalized $59 in loan origination and financing costs which is included in Other Assets in the Condensed Consolidated Balance Sheets.

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

The Secured Term Loan Facility is also guaranteed by certain of the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority mortgage lien and security interest for the benefit of the Secured Term Loan Facility lenders in certain of the Company’s owned or ground-leased real estate and the equipment located on such real estate. As of December 1, 2012, there was $1,081 of owned or ground-leased real estate and associated equipment pledged as collateral, classified in Property, plant and equipment, net in the Condensed Consolidated Balance Sheet. In addition, the obligations under the Secured Term Loan Facility are secured by second-priority secured interests in the collateral securing the Revolving ABL Credit Facility, subject to certain limitations to ensure compliance with the Company’s other outstanding debt instruments.

The loans under the Secured Term Loan Facility may be voluntarily prepaid at any time, subject to a prepayment fee in certain re-pricing circumstances. The Secured Term Loan Facility has required repayments, equal to 1.00 percent of the initial drawn balance each year, payable quarterly, with the entire remaining balance due at the six year anniversary of the inception date. In addition, the Company must apply net cash proceeds (as defined in the Secured Term Loan Facility) from certain types of asset sales in amounts ranging from 50 percent to 100 percent of the net cash proceeds of such transactions (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay the loans outstanding by up to 50 percent of its annual excess cash flow (as defined in the Secured Term Loan Facility). As of December 1, 2012, the loans outstanding under the Secured Term Loan Facility had a remaining principal balance of $848 at LIBOR plus 6.75 percent and include a LIBOR floor of 1.25 percent, of which $9 was classified as current.

The Revolving ABL Credit Facility and Secured Term Loan Facility contain customary representations and warranties. These facilities also contain certain operating covenants, which restrict the ability of the Company to take certain actions without the permission of the lenders or as otherwise permitted under the facilities. Although these facilities do not require the Company to comply with any financial ratio maintenance covenants, if the excess availability is less than 10 percent of the aggregate commitments under the Revolving ABL Credit Facility, the Company is not permitted to borrow any additional amounts thereunder unless the Company meets a financial ratio set forth in the Revolving ABL Credit Facility.

As of December 1, 2012, there was $636 of outstanding borrowings under the Revolving ABL Credit Facility at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility were $354 at fees up to 2.125 percent and the unused available credit under the Revolving ABL Credit Facility was $599. As of December 1, 2012, there was $2,385 of inventories collateralized by the Revolving ABL Credit Facility, as well as all of the Company’s pharmacy scripts, included in Intangible assets, net and all credit card receivables of wholly-owned stores, included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of December 1, 2012, there was $115 of outstanding borrowings under this facility at 2.01 percent. Facility fees on the unused portion are 0.70 percent. As of December 1, 2012, there was $285 of accounts receivable pledged as collateral, included in Receivables in the Condensed Consolidated Balance Sheet.

As of December 1, 2012 and February 25, 2012, the Company had $23 and $28, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility or other long-term debt.

NOTE 6 — INCOME TAXES

During the year-to-date ended December 1, 2012 the Company’s unrecognized tax benefits decreased by $14 from the amount disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012, which was primarily the result of filing amended tax returns in states where uncertain tax positions existed. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.

The effective tax rate for the quarter ended December 1, 2012 of 47.1 percent of earnings before income taxes, included a net $3 of additional provision primarily to reflect amounts taken on tax filings. The effective tax rate for the year-to-date ended December 1, 2012 of 43.9 percent included $5 of net discrete tax benefit resulting from tax planning strategies which is non-recurring. The tax rates for the quarter and year-to-date ended December 3, 2011 of 9.3 percent and 1.6 percent of loss before income taxes, respectively, and reflect the impact of goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

NOTE 7 — STOCK-BASED AWARDS

The Company recognized total stock-based compensation of $3 for the third quarter ended December 1, 2012 and December 3, 2011. The Company recognized total stock-based compensation of $12 for the year-to-date ended December 1, 2012 and December 3, 2011. These costs were included in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

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

The grant date fair value of the 2012 LTIP award was $2.40 per share. The fair value of the cash portion of the award is classified as a liability and is remeasured at fair value each reporting period. As of December 1, 2012 and February 25, 2012, the fair value of the cash portion of the award was $0.13 and $0.57 per share, respectively. The minimum payout value of cash and stock is $0 and the aggregate maximum amount the Company could be required to payout is $177.

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

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions.

2013
Dividend yield	2.1%
Volatility rate	60.5 — 61.2%
Risk-free interest rate	0.6%
Expected life	4.5 — 5.0 years

The Company did not grant any shares under stock options during the third quarter and year-to-date ended December 3, 2011.

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

Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Service cost	$3	$2	$—	$1
Interest cost	31	32	1	2
Expected return on assets	(34)	(29)	—	—
Amortization of prior service benefit	—	—	(3)	(3)
Amortization of net actuarial loss	27	21	2	1

Net periodic benefit expense	$27	$26	$—	$1

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Service cost	$9	$7	$1	$2
Interest cost	104	106	4	6
Expected return on assets	(113)	(96)	—	—
Amortization of prior service benefit	—	—	(10)	(6)
Amortization of net actuarial loss	91	71	5	3

Net periodic benefit expense	$91	$88	$—	$5

During the year-to-date ended December 1, 2012, the Company made contributions of $99 to its pension plans and $4 to its other postretirement benefit plans. During the year-to-date ended December 3, 2011, the Company made contributions of $85 to its pension plans and $2 to its other postretirement benefit plans.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended December 1, 2012 and December 3, 2011, the Company contributed $105 and $101 to these plans, respectively.

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

NOTE 9 — COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of December 1, 2012. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of December 1, 2012, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $82 and represented $54 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 1, 2012, the Company had $505 of non-cancelable future purchase obligations primarily related to supply contracts. As of February 25, 2012, the Company had approximately $650 of non-cancelable future purchase obligations.

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

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. See Note 11 – Subsequent Events for a description of the proposed transactions that have resulted from this review.

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

On October 24, 2012, the Office of Self-Insurance Plans, a program within the director’s office of the California Department of Industrial Relations (the “DIR”), notified the Company that additional security was required to be posted in connection with the Company’s California self-insured workers’ compensation obligations of New Albertson’s Inc., a subsidiary of the Company, and certain other subsidiaries pursuant to applicable regulations. The notice from the DIR stated that the additional security was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers’ compensation claims with respect to the applicable businesses, and a decline in the Company’s net worth. A security deposit of $271 was demanded in addition to security of $427 currently provided through the Company’s participation in California’s Self-Insurer’s Security Fund. The Company has appealed this demand. The California Self-Insurers’ Security Fund (the “Fund”) has attempted to create a secured interest in certain assets of New Albertson’s, Inc. for the total amount of the additional security deposit. The Company has conducted negotiations with the Fund and disputes that the Fund has any security interest in such assets. The Company’s workers compensation liabilities have previously been reserved by the Company and are reflected in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company, NAI, the Fund and AB Acquisition LLC have reached a binding agreement which would be effective as of the closing of the Stock Purchase Agreement referenced in Note 11 which would resolve the dispute with the Fund.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the three matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 10 — SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 11 — SUBSEQUENT EVENTS

On January 10, 2013, the Company, AB Acquisition LLC, a Delaware limited liability company (“AB Acquisition,” or the “Buyer”), and New Albertson’s, Inc., an Ohio corporation and a direct wholly owned subsidiary of SUPERVALU (“NAI”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for the sale by SUPERVALU of its Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”) to AB Acquisition, an affiliate of a Cerberus Capital Management, L.P. (“Cerberus”)-led consortium which also includes Kimco Realty, Klaff Realty LP, Lubert-Adler Partners and Schottenstein Real Estate Group, in a stock sale valued at $3,300. The sale will consist of the acquisition by AB Acquisition of the stock of NAI, which owns the NAI Banners, for $100 in cash, subject to certain adjustments (the “NAI Banner Sale”). NAI will be sold to AB Acquisition subject to approximately $3,200 in debt and capital lease obligations, which will be retained by NAI.

The consummation of the Stock Purchase Agreement is subject to certain closing conditions including, among others, the receipt of regulatory approvals, accuracy of the representations and warranties of the parties (generally subject to a material adverse effect standard), the satisfaction or waiver of the conditions to the Tender Offer Agreement (as defined below), the satisfaction or waiver of the conditions to certain refinancing documents, receipt of an escrow agreement collateralizing certain obligations relating to certain notes of a subsidiary of NAI, and material compliance by the parties with their respective obligations under the Stock Purchase Agreement. The transaction is expected to close in the first calendar quarter of 2013.

Following the closing of the NAI Banner Sale, SUPERVALU will consist of the Independent Business, which serves approximately 1,950 stores across the country; Save-A-Lot, the Company’s hard discount grocery chain with approximately 1,300 owned and licensed stores; and SUPERVALU’s 191 regional retail food stores under the Cub Foods, Farm Fresh, Shoppers, Shop ‘n Save and Hornbacher’s banners.

Pursuant to the Stock Purchase agreement and subject to recorded amounts at closing, the Buyer will receive total current assets including, Cash and cash equivalents, Receivables net, Inventories and Other current assets estimated to be in the range of approximately $1,400 to $1,600, Property, plant and equipment, net, Intangible assets, net and Other assets estimated to be in the range of approximately $4,900 to $5,100, total current liabilities including Accounts payable, Accrued vacation, compensation and benefits, Current maturities of long-term debt and Capital lease obligations and Other current liabilities estimated to be in the range of approximately $1,500 to $1,600 and Long-term debt and capital lease obligations, Pension and other postretirement benefit obligations, Other long-term liabilities estimated in the range of approximately $3,600 to $3,700. In addition, Buyer will assume the underfunded status of New Albertson’s, Inc. related share of the multiemployer pension plans to which the Company contributes. The Buyer’s portion of the unfunded status is estimated to be approximately $1,200 before tax based on the Company’s estimated proportionate “share” of underfunding calculated as of February 25, 2012. The January 10, 2013, Stock Purchase announcement will require assets and liabilities of the disposal group as described above being classified as held-for-sale as of the Company’s fourth quarter of fiscal 2013. The Company will assess long-lived assets held-for-sale and recognize an impairment charge for any excess of the carrying value over the estimated fair value.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement, dated as of January 10, 2013 (the “Tender Offer Agreement”) with Symphony Investors, LLC, a newly formed acquisition entity owned by a Cerberus-led investor consortium (“Symphony Investors”), pursuant to which, upon the terms and subject to the conditions of the Tender Offer Agreement, Symphony Investors will commence, within ten business days of January 10, 2013, a tender offer for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). In the event that Symphony Investors does not obtain at least 19.9 percent of the outstanding shares of SUPERVALU common stock pursuant to the Tender Offer, SUPERVALU will be obligated to issue additional shares of common stock to Symphony Investors (the “Issuance”) at the Tender Offer price such that after giving effect to the Tender Offer and the Issuance, Symphony Investors would own a number of shares representing at least 19.9 percent of SUPERVALU’s outstanding common stock prior to the Issuance. SUPERVALU also will have the option to require Symphony Investors to purchase additional shares of SUPERVALU common stock at the Tender Offer price (the “Optional Issuance”), subject to (i) an overall cap of approximately $250 on Symphony Investors’s purchase of common stock pursuant to the Tender Offer, the Issuance and the Optional Issuance (collectively, the “Tender Offer Process”) and (ii) a total issuance of primary common shares of not more than 19.9 percent of the Company’s outstanding shares prior to the issuance. The Tender Offer Agreement provides that until the second anniversary of the closing of the Tender Offer Process, transfers of shares acquired by Symphony Investors in the Tender Offer Process will be generally restricted, with more limited restrictions thereafter. Following that period, SUPERVALU has agreed to customary obligations to register such shares acquired with the Securities and Exchange Commission if requested by Symphony Investors.

The Tender Offer Agreement also provides for certain governance changes following the closing of the NAI Banner Sale and the Tender Offer Process (together the “Proposed Transactions”). Sam Duncan will be elected as President and Chief Executive Officer, replacing current Chairman, President and Chief Executive Officer, Wayne Sales. Five incumbent directors on the SUPERVALU Board of Directors, as identified by the Board, will resign from the Board and the size of the Board of Directors will initially be decreased to seven members from the current ten members. This seven member Board will consist of five current SUPERVALU directors and two Board members designated by Symphony Investors, including Robert Miller, current President and CEO of Albertson’s LLC, who will serve as non-executive Chairman of the Board. Following a search, the Board will be increased to a size of eleven directors with the four new directors to consist of (i) Sam Duncan, (ii) an additional director to be appointed by Symphony Investors and (iii) two additional independent Board members to be selected by the initial seven directors.

Consummation of the transactions contemplated by the Tender Offer is subject to certain customary closing conditions, including, among others, the accuracy of the representations and warranties of the Company (generally subject to a material adverse effect standard), the satisfaction or waiver of conditions to the Stock Purchase Agreement and the consummation of the Banner Sale, and material compliance by the parties with their respective obligations under the Tender Offer Agreement.

Pursuant to the Tender Offer Agreement, Symphony Investors, Cerberus and their affiliates and equity investors have agreed to certain “standstill” provisions that apply after the closing, certain of which will terminate upon the second anniversary of the closing of the Tender Offer Process (or earlier under certain circumstances) or on the seventh anniversary of closing.

Pursuant to the Stock Purchase Agreement, SUPERVALU and Albertson’s LLC have agreed to enter into a Transition Services Agreement upon the consummation of the Stock Purchase Agreement (the “Albertson’s TSA”), pursuant to which SUPERVALU will provide to Albertson’s LLC, and Albertson’s LLC will provide to SUPERVALU, certain services following the closing of the NAI Banner Sale. In addition, SUPERVALU and NAI will enter into a Transition Services Agreement upon the consummation of the Stock Purchase Agreement (the “NAI TSA”), pursuant to which SUPERVALU will provide to NAI, and NAI will provide to SUPERVALU, certain services following the closing of the Banner Sale. SUPERVALU and AB Acquisition will also enter into a Cross-License Agreement upon consummation of the Stock Purchase Agreement (the “Cross-License Agreement”) pursuant to which SUPERVALU and AB Acquisition will license to the other party certain names and marks following the Banner Sale.

Closing of the Transactions is expected to occur in the first calendar quarter of 2013. The Transactions are not subject to shareholder approval. The Company has undertaken not to solicit, initiate, or knowingly encourage any takeover proposal other than the Transactions; provided that the Company’s Board of Directors may recommend a proposal that is superior to the Transactions and that was made after the Company’s execution of the Stock Purchase Agreement and did not arise as a result of a breach of the Company’s covenant of non-solicitation.

The Stock Purchase Agreement and Tender Offer Agreement (the “Agreements”) contain certain termination rights for both the Company, on the one hand, and AB Acquisition or Symphony Investors, as the case may be, on the other hand, applicable upon, among other events, (i) the Closing having not been completed on or prior to six months after the execution of the Agreements, or (ii) a material breach by the other party that causes a condition to closing not to be satisfied that is or cannot be cured within thirty days’ notice of such breach, subject to certain conditions. The Stock Purchase Agreement further provides that, upon termination of the Stock Purchase Agreement under specified circumstances, AB Acquisition would be required to pay the Company a termination fee of either $175 or $75. The Tender Offer Agreement further provides that, upon termination of the Tender Offer Agreement under specified circumstances, the Company would be required to pay Symphony Investors a termination fee of $50 or up to $25 in expense reimbursement.

Cerberus has provided two limited guarantees to SUPERVALU guaranteeing certain payment obligations under the Agreements.

Following the closing of the Banner Sale, AB Acquisition will own each of NAI and Albertson’s LLC. Albertson’s LLC (an affiliate of Cerberus, of which Cerberus holds a 30 percent equity stake) owns Albertsons stores in the South and Southwest.

On January 10, 2013, SUPERVALU also announced that, in connection with the Transaction, the Company executed commitment letters (the “Commitment Letters”) with lenders for a new five-year $900 senior secured asset-based loan facility (the “ABL Facility”), secured by certain of the Company’s inventory, credit card, pharmacy and wholesale receivables and certain other assets, and a new six-year $1,500 senior secured term loan credit facility (the “Term Loan Facility”), secured by substantially all of the Company’s real estate and equipment, substantially all of the Company’s intellectual property, and the equity interests in Moran Foods, LLC, the parent company of SUPERVALU’s Save-A-Lot banner. The proceeds of these financings will be used to replace the existing $1,650 asset-based revolving credit facility, the existing $846 term loan, and to call and refinance $490 of 7.5% bonds scheduled to mature in November 2014. The lead arrangers in respect of the ABL Facility are Wells Fargo Bank, National Association, U.S. Bank, National Association, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The arrangers in respect of the Term Loan Facility are Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

OVERVIEW

In the third quarter of fiscal 2013, Net sales were $7,913 and Net earnings were $16, or $0.08 per basic and diluted share. Results for the third quarter of fiscal 2013 include a cash settlement received from credit card companies of $41 before tax ($26 after tax), non-cash non-strategic store closure charges of $30 before tax ($19 after tax), a gain on sale of surplus properties closed and disposed of $7 before tax ($4 after tax) and severance costs of $1 before tax ($0 after tax). In the third quarter of fiscal 2012, Net sales were $8,327 and Net loss was $750, or $3.54 per basic and diluted share. Results for the third quarter of fiscal 2012 include the non-cash goodwill and intangible asset impairment charges of $907 before tax ($800 after tax).

The challenging economic environment has stressed the consumer and continued to negatively impact consumer confidence and spending in fiscal 2013. As a result, consumer spending has been pressured and shoppers are seeking quality at lower prices. Total units sold across the supermarket channel continues to run below last year, which has created pressure for food retailers to promote more aggressively to attract customers, particularly in several of the markets in which SUPERVALU INC. (“SUPERVALU” or the “Company”) operates.

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, had initiated a review of strategic alternatives to create value for the Company’s stockholders. This review has resulted in the proposed transactions described below (the “Proposed Transactions”).

On July 30, 2012, Wayne C. Sales was named president and chief executive officer, replacing Craig R. Herkert. Mr. Sales has been non-executive chairman of the Board since 2010 and brings extensive retail experience to the Company having served as president and chief executive officer of Canadian Tire Corporation Limited from 2000 to 2006.

The Company has outlined four key business imperatives to drive forward its business transformation plan: 1) driving profitable sales in its Retail Food stores, which it will continue to do for its continuing Retail Food store operations following the Proposed Transactions, 2) repositioning Save-A-Lot for growth, 3) building its network of independent retailers, and 4) lowering its cost structure.

The Company is focused on disciplined cost control and expects to realize significant administrative and operational expense reduction over the next two years. The Company is also focused on the implementation of a number of business support tools. These tools enable management to design more effective promotions, determine more appropriate display sizes, order product quantities that better match sales forecasts, and take actions to improve product availability based on historical data.

The grocery sector experienced higher-than-normal levels of commodity inflation during fiscal 2012 and fiscal 2011, and the Company is anticipating modest inflation to continue through fiscal 2013. The Company analyzes inflation by product or product group and evaluates whether to pass on the inflation in conjunction with its overall price investment strategy. The Company does not expect inflation to materially impact its ability to execute its business strategy.

PROPOSED TRANSACTIONS

On January 10, 2013, the Company, AB Acquisition LLC, a Delaware limited liability company (“AB Acquisition,” or the “Buyer”), and New Albertson’s, Inc., an Ohio corporation and a direct wholly owned subsidiary of SUPERVALU (“NAI”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for the sale by SUPERVALU of its Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”) to AB Acquisition, in a stock sale valued at $3,300. AB Acquisition is owned by an investor consortium led by Cerberus Capital Management L.P. The sale will consist of the acquisition by AB Acquisition of the stock of NAI, which owns the NAI Banners, for $100 in cash, subject to certain adjustments (the “NAI Banner Sale”). The NAI Banners will be sold to AB Acquisition subject to approximately $3,200 in debt and capital lease obligations, which will be retained by NAI.

The consummation of the Stock Purchase Agreement is subject to certain closing conditions including, among others, the receipt of regulatory approvals, accuracy of the representations and warranties of the parties (generally subject to a material adverse effect standard), the satisfaction or waiver of the conditions to the Tender Offer (as defined below), the satisfaction or waiver of the conditions to certain refinancing documents, receipt of an escrow agreement collateralizing Company obligations relating to certain notes of a subsidiary of NAI, and material compliance by the parties with their respective obligations under the Stock Purchase Agreement. The transaction is expected to close in the first calendar quarter of 2013.

Following the closing of the NAI Banner Sale, SUPERVALU will consist of the Independent Business, which serves approximately 1,950 stores across the country; Save-A-Lot, the Company’s hard discount grocery chain with approximately 1,300 owned and licensed stores; and SUPERVALU’s 191 regional retail food stores under the Cub Foods, Farm Fresh, Shoppers, Shop ‘n Save and Hornbacher’s banners.

Pursuant to the Stock Purchase agreement and subject to recorded amounts at closing, the Buyer will receive total current assets including, Cash and cash equivalents, Receivables net, Inventories and Other current assets estimated to be in the range of approximately $1,400 to $1,600, Property, plant and equipment, net, Intangible assets, net and Other assets estimated to be in the range of approximately $4,900 to $5,100, total current liabilities including Accounts payable, Accrued vacation, compensation and benefits, Current maturities of long-term debt and Capital lease obligations and Other current liabilities estimated to be in the range of approximately $1,500 to $1,600 and Long-term debt and capital lease obligations, Pension and other postretirement benefit obligations, Other long-term liabilities estimated in the range of approximately $3,600 to $3,700. In addition, Buyer will assume the underfunded status of New Albertson’s, Inc. related share of the multiemployer pension plans to which the Company contributes. The Buyer’s portion of the unfunded status is estimated to be approximately $1,200 before tax based on the Company’s estimated proportionate “share” of underfunding calculated as of February 25, 2012. The January 10, 2013, Stock Purchase announcement will require assets and liabilities of the disposal group as described above being classified as held-for-sale as of the Company’s fourth quarter of fiscal 2013. The Company will assess long-lived assets held-for-sale and recognize an impairment charge for any excess of the carrying value over the estimated fair value.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement, dated as of January 10, 2013 (the “Tender Offer Agreement”) with Symphony Investors, LLC, a newly formed acquisition entity owned by a Cerberus-led investor consortium (“Symphony Investors”), pursuant to which, upon the terms and subject to the conditions of the Tender Offer Agreement, Symphony Investors will commence, within ten business days of January 10, 2013, a tender offer for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). In the event that Symphony Investors does not obtain at least 19.9 percent of the outstanding shares of SUPERVALU common stock pursuant to the Tender Offer, SUPERVALU will be obligated to issue additional shares of common stock to Symphony Investors (the “Issuance”) at the Tender Offer price such that after giving effect to the Tender Offer and the Issuance, Symphony Investors would own a number of shares representing at least 19.9 percent of SUPERVALU’s outstanding common stock prior to the Issuance. SUPERVALU also will have the option to require Symphony Investors to purchase additional shares of SUPERVALU common stock at the Tender Offer price (the “Optional Issuance”), subject to (i) an overall cap of approximately $250 on Symphony Investors purchase of common stock pursuant to the Tender Offer, the Issuance and the Optional Issuance (collectively, the “Tender Offer Process”) and (ii) a total issuance of primary common shares of not more than 19.9 percent of the Company’s outstanding shares prior to the issuance. The Tender Offer Agreement provides that until the second anniversary of the closing of the Tender Offer Process, transfers of shares acquired by Symphony Investors in the Tender Offer Process will be generally restricted, with more limited restrictions thereafter. Following that period, SUPERVALU has agreed to customary obligations to register such shares acquired with the Securities and Exchange Commission if requested by Symphony Investors.

The Tender Offer Agreement also provides for certain governance changes following the closing of the NAI Banner Sale and the Tender Offer Process (together the “Proposed Transactions”). Sam Duncan will be elected as President and Chief Executive Officer, replacing current Chairman, President and Chief Executive Officer, Wayne Sales. Five incumbent directors on the SUPERVALU Board of Directors, as identified by the Board, will resign from the Board and the size of the Board of Directors will initially be decreased to seven members from the current ten members. This seven member Board will consist of five current SUPERVALU directors and two Board members designated by Symphony Investors, including Robert Miller, current President and CEO of Albertson’s LLC, who will serve as non-executive Chairman of the Board. Following a search, the Board will be increased to a size of eleven directors with the four new directors to consist of (i) Sam Duncan, (ii) an additional director to be appointed by Symphony Investors and (iii) two additional independent Board members to be selected by the initial seven directors.

Consummation of the Tender Offer is subject to certain customary closing conditions, including, among others, the receipt of regulatory approvals, accuracy of the representations and warranties of the Company (generally subject to a material adverse effect standard), the satisfaction or waiver of conditions to the Stock Purchase Agreement and the consummation of the Banner Sale, and material compliance by the parties with their respective obligations under the Tender Offer Agreement.

Pursuant to the Tender Offer Agreement, Symphony Investors, Cerberus and their affiliates and equity investors have agreed to certain “standstill” provisions, certain of which will terminate upon the second anniversary of the closing of the Tender Offer Process (or earlier under certain circumstances) or on the seventh anniversary of closing.

Pursuant to the Stock Purchase Agreement, SUPERVALU and Albertson’s LLC have agreed to enter into a Transition Services Agreement upon the consummation of the Stock Purchase Agreement (the “Albertson’s TSA”), pursuant to which SUPERVALU will provide to Albertson’s LLC, and Albertson’s LLC will provide to SUPERVALU, certain services following the closing of the NAI Banner Sale. In addition, SUPERVALU and NAI will enter into a Transition Services Agreement upon the consummation of the Stock Purchase Agreement (the “NAI TSA”), pursuant to which SUPERVALU will provide to NAI, and NAI will provide to SUPERVALU, certain services following the closing of the Banner Sale. SUPERVALU and AB Acquisition will also enter into a Cross-License Agreement upon consummation of the Stock Purchase Agreement (the “Cross-License Agreement”) pursuant to which SUPERVALU and AB Acquisition will license to the other party certain names and marks following the Banner Sale.

Closing of the Transactions is expected to occur in the first calendar quarter of 2013. The Transactions are not subject to shareholder approval. The Company has undertaken not to solicit, initiate, or knowingly encourage any takeover proposal other than the Transactions; provided that the Company’s Board of Directors may recommend a proposal that is superior to the Transactions and that did not arise as a result of a breach of the Company’s covenant of non-solicitation.

The Stock Purchase Agreement and Tender Offer Agreement (the “Agreements”) contain certain termination rights for both the Company, on the one hand, and AB Acquisition or Symphony Investors, as the case may be, on the other hand, applicable upon, among other events, (i) the Closing having not been completed on or prior to six months after the execution of the Agreements, or (ii) a material breach by the other party that causes a condition to closing not to be satisfied that is or cannot be cured within thirty days’ notice of such breach, subject to certain conditions. The Stock Purchase Agreement further provides that, upon termination of the Stock Purchase Agreement under specified circumstances, AB Acquisition would be required to pay the Company a termination fee of either $175 or $75. The Tender Offer Agreement further provides that, upon termination of the Tender Offer Agreement under specified circumstances, the Company would be required to pay Symphony Investors a termination fee of $50 or up to $25 in expense reimbursement.

Cerberus has provided two limited guarantees to SUPERVALU guaranteeing certain payment obligations under the Agreements.

Following the closing of the Banner Sale, AB Acquisition will own each of NAI and Albertson’s LLC. Albertson’s LLC (an affiliate of Cerberus, of which Cerberus holds a 30 percent equity stake) owns Albertsons stores in the South and Southwest.

On January 10, 2013, SUPERVALU also announced that, in connection with the Transaction, the Company executed commitment letters (the “Commitment Letters”) with lenders for a new five-year $900 senior secured asset-based loan facility (the “ABL Facility”), secured by certain of the Company’s inventory, credit card, pharmacy and wholesale receivables and certain other assets, and a new six-year $1,500 senior secured term loan credit facility (the “Term Loan Facility”), secured by substantially all of the Company’s real estate and equipment, substantially all of the Company’s intellectual property, and the equity interests in Moran Foods, LLC, the parent company of SUPERVALU’s Save-A-Lot banner. The proceeds of these financings will be used to replace the existing $1,650 asset-based revolving credit facility, the existing $846 term loan, and to call and refinance $490 of 7.5% bonds scheduled to mature in November 2014. The lead arrangers in respect of the ABL Facility are Wells Fargo Bank, National Association, U.S. Bank, National Association, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The arrangers in respect of the Term Loan Facility are Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC.

RESULTS OF OPERATIONS

THIRD QUARTER RESULTS

Net Sales

Third quarter fiscal 2013 Net sales were $7,913, compared with $8,327 last year. The decrease in Net sales was primarily attributable to a $398 decrease in the Retail Food segment. Retail Food sales were 62.7 percent of Net sales compared with 64.3 percent last year, Save-A-Lot sales were 12.2 percent of Net sales for the current quarter and 11.8 percent last year, and Independent Business sales were 25.1 percent of Net sales for the current quarter and 23.9 percent last year.

During the third quarter of fiscal 2013, the Company added 19 new stores through new store development, comprised of 19 Save-A-Lot food stores, and sold or closed 62 stores, including previously announced store closures, of which 31 were Retail Food stores and 31 were Save-A-Lot food stores. As of December 1, 2012, the majority of the previously announced store closings outlined on September 5, 2012, have been completed, with the remaining previously announced store closures expected to be complete in the fourth quarter of this fiscal year. Total Company operated store square footage (total square footage at Retail Food stores and Company-owned Save-A-Lot stores) as of the end of the third quarter of fiscal 2013, was approximately 62 million, a decrease of 2.7 percent from the end of fiscal 2012. Total store square footage (Retail Food and Company-owned Save-A-Lot stores square footage), decreased 2.6 percent from the end of the third quarter of fiscal 2012.

Retail Food’s Net sales for the third quarter of fiscal 2013 were $4,961, compared with $5,359 last year, a decrease of $398 or 7.4 percent. The decrease is primarily attributable to a decline of $228 related to negative identical store sales of 4.5 percent inclusive of the negative impacts of lower retail prices (defined as stores operating for four full quarters, including store expansions, excluding fuel and planned store dispositions), a decrease in fuel sales of $112 due to the divestiture of more than 100 fuel center stores during the third and fourth quarters of fiscal 2012, and a decrease of $64 from net store dispositions. Retail Food’s negative identical store sales was primarily impacted by the impact of the challenging economic environment, consumers’ increased focus on price, increasing value-focused competitive activity and the continued investment by the Company in achieving competitive pricing. During the third quarter of fiscal 2013, Retail Food customer counts declined approximately 2.8 percent and average basket size decreased approximately 1.7 percent primarily driven by fewer items per customer and the impact of investments in lower retail prices, offset in part by moderate levels of inflation.

Save-A-Lot Net sales for the third quarter of fiscal 2013 were $966, compared with $982 last year, a decrease of $16 or 1.6 percent. These decreases were primarily the result of declines of network identical store sales of $37 or 4.1 percent (defined as net sales from Company owned stores and sale of product to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions), partially offset by a net $21 increase in sales derived from a net increase in Company and licensee operated stores. During the third quarter of fiscal 2013, customer counts at Company owned stores declined approximately 4.3 percent.

Independent Business Net sales for the third quarter of fiscal 2013 were $1,986 and equal to last year. Increases in Net sales related to net new independent retail customers were offset primarily by decreases related to independent customers no longer being served.

Gross Profit

Gross profit for the third quarter of fiscal 2013 was $1,679, compared with $1,809 last year, a decrease of $130. Retail Food segment gross profit decreased $95, mainly due to a decline in Retail Food identical store sales. Retail Food’s negative identical store sales and store closures, along with the impact from divested fuel centers comprised $94 of the decrease, while the net Retail Food gross margin rate declines accounted for the remaining decrease.

Gross profit for the third quarter of fiscal 2013 declined 50 basis points to 21.2 percent, compared with 21.7 percent last year. Retail Food gross profit as a percent of Retail Food Net sales increased by 40 basis points to 29.2 percent for the third quarter of fiscal 2013 compared with 28.8 percent last year. The increase in Retail Food gross profit rate as a percent of Retail Food Net sales is due to a 40 basis point improvement from the Company’s divestiture of fuel centers, a 30 basis point benefit from a lower last-in, first-out (“LIFO”) charge, a 20 basis point improvement from reduced marketing costs, and a 30 basis point benefit from lower generic drug costs and higher generic product mix within pharmacy. These were partially offset by the combined 80 basis point negative impacts from an increase in markdowns and reduced promotional effectiveness as well as investments to lower retail prices.

Save-A-Lot segment gross profit decreased $22, primarily due to a decline in gross profit rate. Save-A-Lot gross profit as a percent of Save-A-Lot Net sales declined 200 basis points to 15.4 percent for the third quarter of fiscal 2013 compared with 17.4 percent last year. The decline in Save-A-Lot gross profit rate is due primarily to a 150 basis point negative impact from competitive price investments and a negative 50 basis point impact from higher advertising costs and market development costs.

Independent Business gross profit as a percent of Independent Business Net sales declined 60 basis points to 4.3 percent for the third quarter of fiscal 2013, compared with 4.9 percent last year. The decline in Independent Business gross profit is due primarily to a 100 basis point impact from gross margin investment and higher freight, partially offset by a 40 basis point benefit from lower salaries and wages and a lower LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of fiscal 2013 were $1,522, compared with $1,610 last year, a decrease of $88. Selling and administrative expenses for the third quarter of fiscal 2013 were favorably impacted by the net $19 benefit from a cash settlement received from credit card companies of $41, a gain on sale of $7 on surplus properties closed and disposed of in the third quarter of fiscal 2013, expenses related to non-cash non-strategic store closures of $28, and severance expenses of $1. The remaining net $69 decrease in Selling and administrative expenses were mainly the result of decreases in Retail Foods Selling and administrative expenses of $68 due primarily to lower retail store operating costs associated with lower Retail sales, store closures and divested fuel centers.

Selling and administrative expenses for the third quarter of fiscal 2013 were 19.3 percent of Net sales, compared to 19.3 percent of Net sales last year. The Selling and administrative expenses as a percent of Net sales in the third quarter of fiscal 2013, benefited 20 basis points from the $19 net favorable impact from a cash settlement received from credit card companies and a gain on sale of surplus properties closed and disposed of in the third quarter of fiscal 2013, net of non-cash strategic store closure costs and severance. Excluding the 20 basis point benefits previously described, Selling and administrative expenses as a percent of Net sales increased by 20 basis points due to a net deleveraging impact of 20 basis points from lower sales attributable to negative identical store sales, divested fuel centers and store closures.

Goodwill and Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

There were no goodwill or intangible asset impairment charges recorded during the third quarter of fiscal 2013.

During the third quarter of fiscal 2012, the Company recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives in its Retail Food Segment. The impairment was due to the significant and sustained decline in the Company’s market capitalization and updated discounted future cash flows, of which contain significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

Operating Earnings (Loss)

Operating earnings for the third quarter of fiscal 2013 were $157 or 2.0 percent of Net sales compared to an Operating loss of $708 or 8.5 percent of Net sales last year.

Retail Food operating earnings for the third quarter of fiscal 2013 were $84, or 1.7 percent of Retail Food Net sales, compared with an operating loss of $818 or 15.3 percent of Retail Food Net sales last year. The $902 increase in the third quarter fiscal 2013 Retail Food operating earnings is due primarily to the impact of $907 of goodwill and intangible asset impairment charges recorded in third quarter of fiscal 2012. In addition, third quarter of fiscal 2013 includes a net $11 benefit comprised of a cash settlement received from credit card companies of $41 and expenses related to non-cash non-strategic store closures of $30. After taking into account these disclosed items in both periods, Retail Food operating earnings were $63 in the third quarter of fiscal 2013 compared to $89 last year. Retail Food operating earnings were lower due to lower gross profit, primarily as a result of lower volumes due to negative identical store sales, store dispositions, and divested fuel centers, partially offset by lower selling and administrative expenses due to lower volumes and cost reduction efforts.

Save-A-Lot operating earnings for the third quarter of fiscal 2013 were $28, or 2.8 percent of Save-A-Lot Net sales, compared with $59 or 6.1 percent of Save-A-Lot Net sales last year. The $31 decrease in the third quarter fiscal 2013 Save-A-Lot operating earnings reflect $10 of net charges related to the closure of 22 non-strategic stores and $21 negative gross profit impact primarily from competitive price investment.

Independent Business operating earnings for the third quarter of fiscal 2013 were $49, or 2.5 percent of Independent Business Net sales, compared with $66, or 3.3 percent of Independent Business Net sales last year. The decrease in Independent Business operating earnings is due primarily to the impact of investment in price and higher freight, partially offset by a lower LIFO charge.

Net Corporate expenses for the third quarter of fiscal 2013 were $4, compared with $15 last year. The decrease was primarily due to $7 related to a gain on the sale of surplus properties closed and disposed of in the third quarter of fiscal 2013 and higher lease reserve charges recorded on surplus properties last year.

Interest Expense, Net

Net interest expense was $126 in the third quarter of fiscal 2013, compared with $119 last year. The increase in net interest expense is due primarily to higher average interest rates associated with the Company’s recently refinanced Secured Term Loan Facility.

Income Tax Provision

Income tax expense for the third quarter of fiscal 2013 was $15, or 47.1 percent of earnings before income taxes, compared with an income tax benefit of $77 last year. The income tax rate for the third quarter of fiscal 2013 included net $3, of additional provision primarily to reflect amounts taken on tax filings. Income taxes for the third quarter of fiscal 2012 reflect the impact of goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes.

Net Earnings (Loss)

Net earnings were $16, or $0.08 per basic and diluted share, in the third quarter of fiscal 2013 compared with a Net loss of $750, or $3.54 per basic and diluted share, for the same period of fiscal 2012.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2013 year-to-date were $26,542, compared with $27,869 last year a decrease of $1,327. The decrease in sales was due primarily to a $1,315 decrease in sales in the Retail Food segment. Retail Food sales were 64.0 percent of Net sales for fiscal 2013 year-to-date compared with 65.7 percent last year, Save-A-Lot sales were 12.2 percent of Net sales for fiscal 2013 year-to-date and 11.6 percent last year, and Independent Business sales were 23.8 percent of Net sales for fiscal 2013 year-to-date and 22.7 percent last year.

During fiscal 2013 year-to-date the Company added 57 new stores through new store development, comprised of two Retail Food stores and 55 Save-A-Lot food stores, and sold or closed 94 stores, including store closures previously announced on September 5, 2012, of which 36 were Retail Food stores and 58 were Save-A-Lot food stores.

Retail Food’s Net sales for fiscal 2013 year-to-date were $16,982, compared with $18,297 last year, a decrease of $1,315 or 7.2 percent. The decrease is due primarily to a decline of $722 related to negative identical store sales of 4.1 percent (defined as stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) inclusive of impacts of lower retail prices over fiscal 2012 year-to-date, a decrease in fuel sales of $479 due to the divestiture of more than 100 fuel center stores during the third and fourth quarters of fiscal 2012, and a decrease of $146 from net store dispositions. Retail Food’s identical store sales were primarily impacted by continued price-focused competitive activity, the continued challenging economic environment and investment in lowering prices to customers. During fiscal 2013 year-to-date, Retail Food customer count declined approximately 3.6 percent and average basket size declined approximately 0.5 percent driven by fewer items per customer and the impact of investments to lower retail prices, offset in part by moderate levels of inflation.

Save-A-Lot Net sales for fiscal 2013 year-to-date were $3,226, compared with $3,236 last year, a decrease of $10 or 0.3 percent. The decrease is due primarily to $106 related to negative network identical store sales of 3.6 percent (defined as net sales from Company owned stores and sale of product to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions), offset in part by net $96 of additional sales derived from a net increase in Company and licensee operated stores. During fiscal 2013 year-to-date customer counts at Company owned stores declined approximately 4.2 percent.

Independent Business sales for fiscal 2013 year-to-date were $6,334, compared with $6,336 last year, a decrease of $2, primarily due to slightly lower sales to existing customers being offset by increased sales from net new business.

Gross Profit

Gross profit for fiscal 2013 year-to-date was $5,724, compared with $6,141 last year, a decrease of $417. Retail Food segment gross profit decreased $350, mainly due to a decline in Retail Food’s identical store sales. Retail Food’s negative identical store sales, store closures and divested fuel centers comprised $279 of the decline. The remaining decline in gross profit is due primarily to the negative impact from investments to lower retail prices to customers, higher promotional and marketing costs and increased shrink, offset in part due to a lower LIFO charge and improved margins on generic drugs.

Gross profit for fiscal 2013 year-to-date declined 40 basis points to 21.6 percent for fiscal 2013 year-to-date compared with 22.0 percent last year. Retail Food gross profit as a percent of Retail Food Net sales increased 20 basis points to 29.1 percent for fiscal 2013 year-to-date compared with 28.9 percent last year. The improvement in Retail Food gross profit rate as percent of Retail Food Net sales is due to the benefits from a 60 basis point increase from the Company’s divestiture of fuel centers and a combined 30 basis point benefit from a lower LIFO charge and improved margins on generic drugs, partly offset by a combined 70 basis point negative impact from investments to lower retail prices, declines in promotional effectiveness, increases in promotional activity, and higher shrink levels.

Save-A-Lot gross profit as a percent of Save-A-Lot Net sales declined 120 basis points to 15.8 percent for fiscal 2013 year-to-date compared with 17.0 percent last year. The decline in Save-A-Lot gross profit rate is due primarily to a 110 basis point negative impact from competitive price investment and increased market development costs. The remaining decrease is primarily due to higher advertising costs.

Independent Business gross profit as a percent of Independent Business Net sales declined 40 basis points to 4.4 percent for fiscal 2013 year-to-date compared with 4.8 percent last year. The decline in Independent Business gross profit is due primarily to the impact of competitive price investment and higher costs associated with military sales, partially offset by a 10 basis point benefit from a lower LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2013 year-to-date were $5,325, compared with $5,446 last year, a decrease of $121. Included in Selling and administrative expenses is a net $68 charge comprised of $108 related to both the announced closures of approximately 60 non-strategic stores and impairment charges related to underperforming stores and other assets, as well as labor buy-out and severance of $8, offset in part by the benefit from a cash settlement received from credit card companies of $41 and a gain of $7 on surplus properties closed and disposed of in the third quarter of fiscal 2013. Excluding these items, the net reduction in Selling and administrative expenses of $189 is primarily due to reduced variable costs from the impact of negative identical store sales in the Retail Food segment, closed stores and divested fuel centers totaling $252, offset in part by $65 of higher other administrative costs.

Selling and administrative expenses for fiscal 2013 year-to-date were 20.1 percent of Net sales compared to 19.5 percent of Net sales last year. The increase in Selling and administrative expenses as a percent of Net sales is due primarily to negative impacts from net charges related to the announced closure of non-strategic stores, charges related to underperforming stores and other assets resulting in a negative 30 basis point impact, and a negative 30 basis point impact related to divested fuel centers and other net administrative costs.

Goodwill and Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

During the second quarter of fiscal 2013, the Company experienced declines in revenues and announced the closure of certain stores that are operated under tradenames with assigned carrying values. As a result, the Company performed an interim impairment test of certain intangible assets with indefinite useful lives, which indicated the carrying values of certain intangibles assets with indefinite useful lives exceeded their estimated fair values. Based on the results of impairment tests, the Company recorded a pre-tax non-cash impairment charge of $74 in the Retail Food segment for intangible assets with indefinite useful lives for fiscal 2013 year-to-date. There were no goodwill or intangible asset impairment charges recorded during the third quarter of fiscal 2013.

During the third quarter of fiscal 2012, the Company recorded preliminary non-cash impairment charges of $907, comprised of $661 of goodwill and $246 of intangible assets with indefinite useful lives in its Retail Food Segment. The impairment was due to the significant and sustained decline in the Company’s market capitalization and updated discounted future cash flows, of which contain significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The preliminary impairment charges were finalized during the fourth quarter of fiscal 2012.

Operating Earnings (Loss)

Operating earnings for fiscal 2013 year-to-date were $325 or 1.2 percent of Net sales compared with an Operating loss of $212 or 0.8 percent of Net sales last year.

Retail Food operating earnings for fiscal 2013 year-to-date were $100, or 0.6 percent of Retail Food Net sales, compared with Retail Food operating loss of $541 or 3.0 percent of Retail Food Net sales last year. The fiscal 2012 Retail Food Operating Loss included a pre-tax non-cash intangible asset impairment charge of $907, and fiscal 2013 included a net $121 charge including a non-cash impairment charge of $74 for intangible assets with indefinite useful lives, impairment charges related to underperforming stores and other assets of $38, net charges related to the announced closure of non-strategic stores of $46, and labor buy-out expenses of $4, offset in part by a cash settlement received from credit card companies of $41. Excluding the impact of these items, Retail Food operating earnings were $145 lower, reflecting $350 from lower gross profit primarily as a result of lower volume due to negative identical store sales, store dispositions, and divested fuel centers as well as a decline in gross profit rate, offset in part by $205 of reduced Selling and administrative expenses.

Save-A-Lot operating earnings for fiscal 2013 year-to-date were $105, or 3.2 percent of Save-A-Lot Net sales, compared with $178 or 5.5 percent of Save-A-Lot Net sales last year. The $73 decrease in fiscal 2013 year-to-date Save-A-Lot operating earnings is due primarily to $26 of net charges related to the closure of 22 non-strategic stores, $39 negative gross profit impact primarily from competitive price investments and increased market development costs, as well as $8 higher Selling and administration expenses primarily related to additional resources in connection with its growth strategy.

Independent Business operating earnings for fiscal 2013 year-to-date were $164, or 2.6 percent of Independent Business Net sales, compared with $199, or 3.1 percent of Independent Business Net sales last year. The decrease in Independent Business operating earnings is due primarily to the impact of investment in price and higher freight, net of a lower LIFO charge.

Corporate expenses for the fiscal 2013 year-to-date were $44, compared with $48 last year. The decrease in expense is due to increased lease reserves and severance charges offset by a $7 gain on the sale of surplus properties closed and disposed of in the third quarter of fiscal 2013.

Interest Expense, Net

Net interest expense was $422 in fiscal 2013 year-to-date, compared with $394 last year. Excluding the write-off of unamortized financing costs of $22 during year-to-date fiscal 2013, the remaining net increase of $6 in interest expense for fiscal 2013 year-to-date was primarily related to higher interest rates associated with the recently refinanced Secured Term Loan Facility.

Income Tax Provision (Benefit)

Income tax benefit for fiscal 2013 year-to-date was $43, or 43.9 percent of losses before income taxes, compared with an income tax provision of $10 last year. Income taxes for fiscal 2012 year-to-date reflect the impact of goodwill and intangible asset impairment charges, the majority of which are non-deductible for income tax purposes and approximately $4 of expense related to prior years’ audit activity.

Net Loss

Net loss was $54, or $0.26 per basic and diluted share, in fiscal 2013 year-to-date compared with net loss of $616, or $2.91 per basic and diluted share, last year.

LIQUIDITY AND CAPITAL RESOURCES

Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. A significant reduction in operating earnings or the incurrence of operating losses in one or more quarterly periods could have a negative impact on the Company’s operating cash flow, which would limit the Company’s ability to pay down its outstanding indebtedness as planned. The Company’s primary source of liquidity is from internally generated funds and borrowings under its credit facilities. To the extent that the Company’s inventory levels decline as a result of reduced cash flow from operations, the Company’s borrowing capacity under its credit facilities would also decline. Reduced liquidity could also result in less favorable trade terms with vendors and other third parties.

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

Cash Flow Information

Operating activities

Net cash provided by operating activities was $357 for fiscal 2013 year-to-date, compared with $518 last year. The decrease in cash provided by operating activities is primarily due to the decrease in net loss of $562, adjusted for a decrease in non-cash goodwill and intangible asset impairment charges of $833, an increase in non-cash asset impairment and other charges and changes of $162, an increase in gain on sale of assets of $47 and a LIFO charge of $42, offset by a decrease in cash used by changes in operating assets and liabilities of $71. The decrease in cash used by changes in operating assets and liabilities was primarily due to lower levels of cash used for forward inventory buy and receivable build. Pension and other postretirement benefit obligations decreased from operating activities primarily due to cash contributions to pension and other postretirement benefit obligations offset by related non-cash expenses.

Investing activities

Net cash used in investing activities was $360 for fiscal 2013 year-to-date, compared with $285 last year. The increase is due primarily to $43 in lower proceeds from sale of assets and higher cash payments for purchases of Property, plant and equipment, which reflects paying down $113 in purchases of Property, plant and equipment included in Accounts payable at fiscal 2012 year-end compared with $69 paid in fiscal 2012 for Property, plant and equipment included in Accounts payable at fiscal 2011 year-end.

Financing activities

Net cash provided by financing activities was $1 for fiscal 2013 year-to-date, compared with net cash used in financing activities of $209 last year. The decrease in cash used in financing activities is primarily attributable to an increase in proceeds from debt issuance of $1,713, primarily due to net proceeds of $825 from the Secured Term Loan Facility described below and $425 from the Revolving ABL Credit Facility described below and draws on the Revolving ABL Credit Facility, offset by debt payments of $1,609 to pay down the senior secured credit facility, term loan B-2 and term loan B-3, and capital lease payments of $50. In addition, the Company paid $59 in loan origination and financing costs associated with the two new credit agreements entered into on August 30, 2012.

On July 11, 2012 the Company announced that it had suspended the payment of the regular quarterly dividend. The Board of Directors will continue to review its dividend policy annually.

Debt Management and Credit Agreements

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

On August 30, 2012, the Company entered into two new credit agreements: (i) a five-year $1,650 (subject to borrowing base availability) asset-based revolving credit facility (the “Revolving ABL Credit Facility”), secured by the Company’s inventory, credit card receivables and certain other assets, which will bear interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or prime plus 0.75 percent to 1.25 percent, with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $850 term loan (the “Secured Term Loan Facility”), secured by a portion of the Company’s real estate and equipment, which will bear interest at the rate of LIBOR plus 6.75 percent and include a floor on LIBOR set at 1.25 percent. These agreements replaced the Company’s senior secured credit facilities, which were composed of a $1,500 revolving credit facility under which $280 was outstanding, scheduled to mature in April 2015, a $574 term loan B-2 scheduled to mature in October 2015 and a $446 term loan B-3 scheduled to mature in April 2018. On August 30, 2012, the Company paid and capitalized $59 in loan origination and financing costs which is included in Other Assets in the Condensed Consolidated Balance Sheets.

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

The Secured Term Loan Facility is also guaranteed by certain of the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority mortgage lien and security interest for the benefit of the Secured Term Loan Facility lenders in certain of the Company’s owned or ground-leased real estate and the equipment located on such real estate. As of December 1, 2012, there was $1,081 of owned or ground-leased real estate and associated equipment pledged as collateral, classified in Property, plant and equipment, net in the Condensed Consolidated Balance Sheet. In addition, the obligations under the Secured Term Loan Facility are secured by second-priority secured interests in the collateral securing the Revolving ABL Credit Facility, subject to certain limitations to ensure compliance with the Company’s other outstanding debt instruments.

The loans under the Secured Term Loan Facility may be voluntarily prepaid at any time, subject to a prepayment fee in certain re-pricing circumstances. The Secured Term Loan Facility has required repayments, equal to 1.00 percent of the initial drawn balance each year, payable quarterly, with the entire remaining balance due at the six year anniversary of the inception date. In addition, the Company must apply net cash proceeds (as defined in the Secured Term Loan Facility) from certain types of asset sales in amounts ranging from 50 percent to 100 percent of the net cash proceeds of such transactions (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay the loans outstanding by up to 50 percent of its annual excess cash flow (as defined in the Secured Term Loan Facility). As of December 1, 2012, the loans outstanding under the Secured Term Loan Facility had a remaining principal balance of $848 at LIBOR plus 6.75 percent and include a LIBOR floor of 1.25 percent, of which $9 was classified as current.

The Revolving ABL Credit Facility and Secured Term Loan Facility contain customary representations and warranties. These facilities also contain certain operating covenants, which restrict the ability of the Company to take certain actions without the permission of the lenders or as otherwise permitted under the facilities. Although these facilities do not require the Company to comply with any financial ratio maintenance covenants, if the excess availability is less than 10 percent of the aggregate commitments under the Revolving ABL Credit Facility, the Company is not permitted to borrow any additional amounts thereunder unless the Company meets a financial ratio set forth in the Revolving ABL Credit Facility.

As of December 1, 2012, there was $636 of outstanding borrowings under the Revolving ABL Credit Facility at rates ranging from LIBOR plus 2.00 percent to Prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility were $354 at fees up to 2.125 percent and the unused available credit under the Revolving ABL Credit Facility was $599. As of December 1, 2012, there was $2,385 of inventories collateralized by the ABL Credit Facility,as well as all of the Company’s pharmacy scripts, included in Intangible assets, net and all credit card receivables of wholly-owned stores, included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. As of December 1, 2012, there was $115 of outstanding borrowings under this facility at 2.01 percent. Facility fees on the unused portion are 0.70 percent. As of December 1, 2012, there was $285 of accounts receivable pledged as collateral, included in Receivables in the Condensed Consolidated Balance Sheet.

As of December 1, 2012 and February 25, 2012, the Company had $23 and $28, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility or other long-term debt.

On January 10, 2013, the Company announced that, in connection with the Proposed Transaction, the Company received commitment letters (the “Commitment Letters”) from lenders for a new five-year $900 asset-based revolving credit facility, secured by certain of the Company’s inventory, credit card pharmacy, and wholesale receivables and certain other assets, and a new six-year $1,500 term loan, secured by substantially all of the Company’s real estate and equipment, substantially all of the Company’s intellectual property, and the equity interests in Moran Foods, LLC, the parent company of SUPERVALU’s Save-A-Lot banner. The proceeds of these financings will be used to replace the existing $1,650 asset-based revolving credit facility, the existing $846 term loan, and to call and refinance $490 of 7.5 percent bonds scheduled to mature in November 2014.

Capital Expenditures

Cash payments for capital assets during fiscal 2013 year-to-date were $438. The Company also capitalized $35 of capital leases during fiscal 2013 year-to-date. Capital expenditures primarily included technology expenditures, new Save-A-Lot stores and remodeling activity. The Company’s cash payments for capital assets for fiscal 2013 is projected to be approximately $475.

Pension and Other Postretirement Benefit Obligations

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $103 and $87 for year-to-date fiscal 2013 and 2012, respectively, in accordance with minimum Employee Retirement Income Security Act of 1974, as amended (“ERISA”) requirements. Cash contributions increased for the year-to-date period ended December 1, 2012 compared to the year-to-date period ended December 3, 2011, due to pre-funding of $63 in fiscal 2011 for fiscal 2012 contributions.

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

Fiscal 2013 total defined benefit pension plans and other postretirement benefit plan contributions are estimated to be approximately $105.

Liquidity Needs

The Company has approximately $3, $195 and $650 in aggregate bank debt maturities due for the remainder of fiscal 2013, fiscal 2014 and fiscal 2015, respectively. Payments to reduce capital lease obligations will approximate $15, $65 and $65 for the remainder of fiscal 2013, fiscal 2014 and fiscal 2015, respectively. The Company currently expects its total cash payments toward reducing debt and capital lease obligations for fiscal 2013 to be approximately $400.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of December 1, 2012. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of December 1, 2012, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $82 and represented $54 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 1, 2012, the Company had $505 of non-cancelable future purchase obligations primarily related to supply contracts. As of February 25, 2012, the Company had approximately $650 of non-cancelable future purchase obligations.

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

On July 11, 2012, the Company announced that its Board of Directors and management, in conjunction with its financial advisors, Goldman Sachs & Co. and Greenhill & Co., LLC, have initiated a review of strategic alternatives to create value for the Company’s stockholders. This review has resulted in the Proposed Transactions.

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

Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company was to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date ended December 1, 2012 and December 3, 2011, the Company contributed $105 and $101 to these plans, respectively.

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

Competitive Practices

•	The Company’s ability to attract and retain customers

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and alternative formats in the Company’s markets

•	Competition for employees, store sites and products

•	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition or increased customer self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

•	The Company’s ability to execute customer-focused initiatives designed to support the Company’s vision of becoming “America’s Neighborhood Grocer”

•	The effectiveness of cost reduction strategies

•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment

•	The effectiveness of the Company’s price investment strategy and its ability to successfully implement that strategy on a timely basis

•	The ability to execute the Proposed Transactions

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms

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

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 1, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

On October 24, 2012, the Office of Self-Insurance Plans, a program within the director’s office of the California Department of Industrial Relations (the “DIR”), notified the Company that additional security was required to be posted in connection with the Company’s California self-insured workers’ compensation obligations of New Albertson’s Inc., a subsidiary of the Company (“NAI”), and certain other subsidiaries pursuant to applicable regulations. The notice from the DIR stated that the additional security was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers’ compensation claims with respect to the applicable businesses, and a decline in the Company’s net worth. A security deposit of $271 was demanded in addition to security of $427 currently provided through the Company’s participation in California’s Self-Insurer’s Security Fund. The Company has appealed this demand. The California Self-Insurers’ Security Fund (the “Fund”) has attempted to create a secured interest in certain assets of New Albertson’s, Inc. for the total amount of the additional security deposit. The Company has conducted negotiations with the Fund and disputes that the Fund has any security interest in such assets. The Company’s workers compensation liabilities have previously been reserved by the Company and are reflected in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company, NAI, the Fund and AB Acquisition LLC have reached a binding agreement which would be effective as of the closing of the Stock Purchase Agreement referenced in Note 11 which would resolve the dispute with the Fund.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the three matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012 and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the period ended September 8, 2012.

Completion of Proposed Transactions

The Company has entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for the sale by SUPERVALU of its Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (the “NAI Banner Sale”) in a stock sale valued at $3,200. Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) providing for a tender of up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share (the “Tender Offer” and, together with the NAI Banner Sale, the “Proposed Transaction”). The process of implementing the Proposed Transactions may be disruptive to the Company’s business operations, may distract the Company’s management team from their day-to-day responsibilities and could make it more difficult to retain employees. Any of these risks or uncertainties, as well as the inability to complete the Proposed Transactions in the time period and on the terms contemplated by the Stock Purchase Agreement and the Tender Offer Agreement, could adversely affect the Company’s business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program
First four weeks
September 9, 2012 to October 6, 2012	581	$2.41	—	$—
Second four weeks
October 7, 2012 to November 3, 2012	1,662	$2.11	—	$—
Third four weeks
November 4, 2012 to December 1, 2012	211	$2.63	—	$—

Totals	2,454	$2.23	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2013 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 2,454 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 10, 2013	/s/ SHERRY M. SMITH
Sherry M. Smith
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.