Form 10-K
period 2013-02-23
SUPERVALU INC
filed 2013-04-24
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 23, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-5418

SUPERVALU INC.

(Exact name of registrant as specified in its charter)

DELAWARE	41-0617000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 FLYING CLOUD DRIVE EDEN PRAIRIE, MINNESOTA	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 7, 2012 was approximately $506,143,662 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).

As of April 19, 2013, there were 257,163,288 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

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

Competitive Practices

•	The Company’s ability to attract and retain customers

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and alternative formats in the Company’s markets

•	Competition for employees, store sites and products

•	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition, increased competition faced by customers and increased customer self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

•	The effectiveness of cost reduction strategies

•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment

•	The ability to retain and affiliate independent retailers in the Company’s Independent Business

•	The ability to retain and license additional stores within the Company’s Save-A-Lot business

•	The ability to turn around the Company’s Retail Food sales trajectory through improved operational execution and investment in price across the Company’s retail banners

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms

Economic Conditions

•	Continued volatility in the economy and financial and housing markets, the low level of consumer confidence and high unemployment rates that affect consumer spending or buying habits

•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Changes in interest rates

•	Food and drug inflation or deflation

Labor Relations

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefits costs

•	Potential for work disruption from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs

•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations

•	Required funding of multiemployer pension plans and any withdrawal liability

Governmental Regulations

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

Food and Drug Safety

•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or any adverse publicity relating to these types of concerns, whether or not valid

Self-Insurance

•	Variability in actuarial projections regarding workers’ compensation, automobile and general liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Dependence of the Company’s businesses on computer hardware and software systems which are vulnerable to security breach by computer hackers and cyber terrorists

•	Difficulties in developing, maintaining or upgrading information technology systems

•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Tax Matters

•	Changes in tax laws could affect the Company’s effective income tax rate and results of operations

•	The future results of operations could impact the Company’s ability to realize deferred tax assets

Goodwill and Intangible Asset Impairment Charges

•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization

Accounting Matters

•	Changes in accounting standards that impact the Company’s financial statements

Effect of the NAI Banner Sale on the Company

•	Disruptions in current plans, operations and business relationships

•	Difficulties in attracting or retaining management and employees and transitioning to a new management team

•	Ability to effectively manage the Company’s cost structure to realize benefits from the Transition Services Agreement with each of Albertson’s LLC and NAI

PART I

ITEM 1.	BUSINESS

All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per share data and where otherwise noted.

General Development

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870’s. The Company’s principal executive offices are located at 7075 Flying Cloud Drive, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). All references to the “Company,” “we,” “us,” “our” and “SUPERVALU” relate to SUPERVALU INC. and its wholly and majority-owned subsidiaries.

SUPERVALU is one of the largest wholesale distributors to independent retail customers across the United States and continues to develop its distribution network to independent retail customers. The Company leverages its distribution operations by providing wholesale distribution and logistics service solutions to its independent retail customers through its Independent Business segment. The Company also operates five regionally-based traditional format grocery banners and is focused on long-term retail growth through business transformation to meet the needs of each neighborhood the Company serves. The Company’s Save-A-Lot format is the nation’s largest hard discount grocery retailer by store count. The Company is focused on the expansion of the Save-A-Lot format through new store development and growth of its licensee network.

On June 2, 2006, the Company acquired New Albertson’s, Inc. (“New Albertsons” or “NAI”) consisting of the core supermarket businesses formerly owned by Albertson’s, Inc. operating approximately 1,125 stores under the banners of Acme, Albertsons, Jewel-Osco, Shaw’s, Star Market, the related in-store pharmacies under the Osco and Sav-on banners, 10 distribution centers and certain regional and corporate offices (the “Albertsons Acquisition”).

On January 10, 2013, the Company, AB Acquisition LLC, a Delaware limited liability company (“AB Acquisition”), and NAI, a direct wholly owned subsidiary of SUPERVALU, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for the sale by SUPERVALU of NAI which included the stores operating under the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”) to AB Acquisition, in a stock sale. AB Acquisition is an affiliate of a Cerberus Capital Management, L.P. (“Cerberus”)-led consortium which also includes Kimco Realty, Klaff Realty LP, Lubert-Adler Partners and Schottenstein Real Estate Group. The Company completed the sale of NAI on March 21, 2013 (the “NAI Banner Sale”). Results of operations of NAI are reported as discontinued operations for all periods presented.

AB Acquisition owns each of New Albertsons and Albertson’s LLC (an affiliate of Cerberus, of which Cerberus holds a 30 percent equity stake), which owns Albertsons stores in the South and Southwest portions of the United States. Cerberus has provided two limited guarantees to SUPERVALU guaranteeing certain payment obligations under the Stock Purchase Agreement and the Tender Offer Agreement (defined below).

Subsequent to the NAI Banner Sale, SUPERVALU consists of its Independent Business segment, which serves approximately 1,900 stores across the country; SUPERVALU’s 191 regional retail food stores under the Cub Foods, Farm Fresh, Shoppers, Shop ‘n Save and Hornbacher’s banners; and Save-A-Lot, the Company’s hard discount grocery chain with approximately 1,300 owned and licensed stores.

Pursuant to the Stock Purchase Agreement, the Company and Albertson’s LLC entered into a Transition Services Agreement (the “Albertson’s TSA”), under which SUPERVALU is providing to Albertson’s LLC, and Albertson’s LLC is providing to SUPERVALU, certain services as described therein for an initial term of two and one-half years. In addition, SUPERVALU and New Albertsons entered into a Transition Services Agreement upon the consummation of the Stock Purchase Agreement (the “NAI TSA”), under which SUPERVALU is providing to New Albertsons, and New Albertsons is providing to SUPERVALU, certain services as described therein for an initial term of two and one-half years. SUPERVALU and NAI entered into a Trademark Cross-Licensing Agreement upon consummation of the Stock Purchase Agreement (the “Cross-License Agreement”) pursuant to which SUPERVALU and NAI license to the other party and its affiliates certain names and marks.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with Symphony Investors, LLC, a newly formed acquisition entity owned by a Cerberus-led investor consortium (“Symphony Investors”), and Cerberus pursuant to which Symphony Investors commenced a tender offer for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). The Tender Offer expired at 5:00 p.m., New York City time, on Wednesday, March 20, 2013. According to Symphony Investors, as of such time, approximately 12 shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the Tender Offer, which represented approximately 5.5 percent of the then issued and outstanding shares. All shares that were validly tendered and not withdrawn pursuant to the terms of the Tender Offer were accepted for payment and paid for by Symphony Investors (the “Acceptance”). Pursuant to the Tender Offer Agreement, on March 21, 2013, substantially simultaneously with the Acceptance, the Company issued an additional 42 shares of the Company’s common stock, to Symphony Investors at $4.00 per share in cash, resulting in approximately $170 in cash proceeds to the Company, which brought Symphony Investors’ ownership to 21.2 percent of the issued and outstanding shares after taking into account the additional share issuance. The Tender Offer Agreement provides that until the second anniversary of the closing of the Tender Offer, transfers of shares acquired by Symphony Investors in the Tender Offer and from the Company pursuant to the Tender Offer Agreement will be generally restricted, with more limited restrictions thereafter. Following that period, SUPERVALU has agreed to customary obligations to register such shares acquired with the Securities and Exchange Commission (the “SEC”) if requested by Symphony Investors.

Pursuant to the Tender Offer Agreement and following the close of the NAI Banner Sale (together the “Transactions”) on March 21, 2013, five incumbent directors on the SUPERVALU Board of Directors, as identified by the Board, resigned from the Board and Symphony Investors designated two new directors who were appointed to the Board – Robert G. Miller as non-executive chairman and Lenard Tessler. Mr. Miller is the President and Chief Executive Officer of AB Acquisition and Mr. Tessler is Co-Head of Global Private Equity and Senior Managing Director of Cerberus. Pursuant to the Tender Offer Agreement, four new directors will be added to the Board, consisting of (i) Sam Duncan, the Company’s President and Chief Executive Officer, (ii) an additional director to be appointed by Symphony Investors and (iii) two additional independent Board members to be selected by the Board.

On March 26, 2013, the Company announced plans to reduce its workforce by an estimated 1,100 positions. The workforce reduction reflects the Company’s strategy to better manage costs and reduce its expense structure as it decentralizes its operations.

The Company makes available free of charge at its internet website (www.supervalu.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K. The Company will also provide its SEC filings free of charge upon written request to Investor Relations, SUPERVALU INC., P.O. Box 990, Minneapolis, MN 55440.

Financial Information About Reportable Segments

The Company’s business is classified by management into three reportable segments: Retail Food, Save-A-Lot and Independent Business. These reportable segments are three distinct businesses. The Retail Food and Save-A-Lot reportable segments derive revenues from the sale of groceries at retail locations operated by the Company (both the Company’s own stores and stores licensed and franchised by the Company). The Independent Business reportable segment derives revenues from wholesale distribution to independently-owned retail food stores, mass merchants and other customers (collectively referred to as “independent retail customers”). Substantially all of the Company’s operations are domestic. Refer to the Consolidated Segment Financial Information set forth in Part II, Item 8 of this Annual Report on Form 10-K for financial information concerning the Company’s operations by reportable segment.

Retail Food

Prior to the NAI Banner Sale, the Company conducted its Retail Food operations through a total of 1,065 stores. Following the disposition, the Company conducts its Retail Food continuing operations through a total of 191 stores located throughout the United States. The Company’s Retail Food operations following the NAI Banner Sale are supplied by one dedicated distribution center and nine distribution centers that are part of the Independent Business segment providing wholesale distribution to both the Company’s own stores and stores of independent retail customers.

The Company‘s Retail Food stores range in size from approximately 40,000 to 60,000 square feet. Following the NAI Banner Sale, the Company operates its Retail Food operations under the Cub Foods, Farm Fresh, Hornbacher’s, Shop ’n Save, and Shoppers Food & Pharmacy banners. All of the Company’s retail banners have strong local and regional brand recognition in the markets in which they operate. The 44 Cub Foods stores, including 17 franchised stores, operate primarily in the Minneapolis/St. Paul market, the 43 Farm Fresh stores operate in the Virginia Beach, Virginia market, the 6 Hornbacher’s stores operate in the Fargo, North Dakota market, the 42 Shop ‘n Save stores operate in the St. Louis market, and the 56 Shoppers Food & Pharmacy stores operate in the Washington D.C. and Baltimore market. The Company’s Retail Food stores provide an extensive grocery offering and, depending on size, a variety of additional products including, general merchandise, health and beauty care, and pharmacy.

Prior to the NAI Banner Sale, the Company also operated under the Acme, Albertsons, Jewel-Osco, Lucky, Shaw’s and Star Market banners, and related Osco and Sav-on in-store pharmacies. Subsequent to February 23, 2013, the Company sold 874 Retail Food stores previously operated by the Company in conjunction with the NAI Banner Sale and which are reported as discontinued operations for all periods presented in this Annual Report on Form 10-K.

Save-A-Lot

The Company conducts its Save-A-Lot operations through a total of 1,331 stores under the Save-A-Lot banner, including 950 licensed Save-A-Lot stores, located throughout the United States. The Company’s Save-A-Lot operations are supplied by 16 dedicated distribution centers providing wholesale distribution to the Company’s own stores and licensed stores. The Company owns 381 Save-A-Lot stores and licenses an additional 950 Save-A-Lot stores to independent operators. Save-A-Lot is the nation’s largest hard discount grocery retailer by store count. Save-A-Lot stores are typically about 15,000 square feet in size and carry a specific assortment of high volume appropriately sized items largely focused on private label products. During fiscal 2013, the Company added 69 Save-A-Lot stores through new store development and closed 70 Save-A-Lot stores, including previously announced closures of 22 stores.

Independent Business

The Company’s Independent Business segment primarily provides wholesale distribution of products to independent retailers and is the largest public company food wholesaler in the nation. The Company’s Independent Business network spans 43 states and serves as primary grocery supplier to approximately 1,900 stores of independent retail customers, in addition to the Company’s own stores, as well as serving as secondary grocery supplier to approximately 440 stores of independent retail customers. The Company’s wholesale distribution customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military.

The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network is comprised of 18 distribution facilities, nine of which supply the Company’s own stores in addition to stores of independent retail customers. Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third-party independent trucking companies or customer-owned trucks. In addition, the Company provides certain facilitative services between its independent retail customers and vendors related to products that are delivered directly by suppliers to retail stores under programs established by the Company. These services include sourcing, invoicing and payment services.

Products

The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, and pharmacy, which are sold through the Company’s owned and licensed Retail Food and Save-A-Lot stores to shoppers and through its Independent Business segment to independent retail customers. The Company believes that it has adequate and alternative sources of supply for most of its purchased products. The Company’s Net sales include the product sales of the Company’s own stores, product sales to stores licensed by the Company and product sales of the Company’s Independent Business segment to independent retail customers.

The following table provides additional detail on the percentage of Net sales for each group of similar products sold in the Retail Food, Save-A-Lot and Independent Business segments for continuing operations:

	2013	2012	2011
Retail Food:
Nonperishable grocery products (1)	16%	17%	17%
Perishable grocery products (2)	8	8	8
Pharmacy products	3	3	3
Fuel	—	1	1
	27	29	29
Save-A-Lot:
Nonperishable grocery products (1)	17	17	15
Perishable grocery products (2)	8	7	7

	25	24	22
Independent Business:
Product sales to independent retail customers	48	47	49

Net sales	100%	100%	100%

(1)	Includes such items as dry goods, general merchandise, health and beauty care, beverages, dairy, frozen foods and candy
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

Trademarks

The Company offers some independent retail customers the opportunity to franchise a concept or license a service mark. This program helps these customers compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private-label products and other benefits. The Company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, SENTRY, FESTIVAL FOODS, COUNTY MARKET, SHOP ’N SAVE, NEWMARKET, FOODLAND, JUBILEE, SUPERVALU and SUPERVALU PHARMACIES. In conjunction with its licensing and franchise arrangements, the Company maintains wholesale distribution agreements with its licensees and franchisees, primarily under the Save-A-Lot and Cub Foods banners.

In connection with the Albertsons Acquisition, the Company entered into a trademark license agreement with Albertson’s LLC, the purchaser of the non-core supermarket business of Albertsons, under which Albertson’s LLC was allowed to use legacy Albertsons trademarks related to the NAI Banners that the Company sold, such as ALBERTSONS, SAV-ON and LUCKY. Pursuant to the Stock Purchase Agreement, the Company entered into certain cross-licensing arrangements and assignments for certain tradenames and trademarks associated with the NAI Banner Sale, which permits each of the Company and NAI and their affiliates to use tradenames and trademarks that are owned by the respective parties as is necessary for the operation of their respective businesses. These tradenames and trademarks include private-label products.

The Company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private-label product trademarks and service marks. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. The Company considers certain of its trademarks and service marks to be of material importance to its Retail Food, Save-A-Lot and Independent Business segments and actively defends and enforces such trademarks and service marks.

Working Capital

Normal operating fluctuations in working capital balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition

The Company’s Independent Business, Retail Food and Save-A-Lot segments operate in a highly competitive environment. The Company believes that the success of its Independent Business, Retail Food and Save-A-Lot segments are dependent upon the ability of its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, to compete successfully with other retail food stores. Principal competition comes from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company believes that the principal competitive factors faced by its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, include price, quality, assortment, brand recognition, store location, in-store marketing and merchandising, promotional strategies and other competitive activities.

The traditional wholesale distribution component of the Company’s Independent Business segment competes directly with a number of traditional grocery wholesalers. The Company believes it competes in this business on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations.

Employees

As of February 23, 2013, the Company had approximately 35,000 employees in its continuing operations. Approximately 15,000 employees are covered by collective bargaining agreements. During fiscal 2013, 13 collective bargaining agreements covering approximately 5,500 employees were renegotiated and four collective bargaining agreements covering approximately 135 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those expired agreements. During fiscal 2014, 22 collective bargaining agreements covering approximately 5,600 employees will expire. The majority of employees covered by these expiring collective bargaining agreements are located in Midwestern markets. The Company is focused on ensuring competitive cost structures in each market in which it operates while meeting its employees’ needs for attractive wages and affordable healthcare and retirement benefits. The Company believes that it has generally good relations with its employees and with the labor unions that represent employees covered by collective bargaining agreements. Upon the expiration of collective bargaining agreements with employees, work stoppages could occur if we are unable to negotiate new contracts. A prolonged work stoppage at a significant number of stores may have a material impact on the Company’s business, financial condition or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 24, 2013.

Name	Age	Present Position	Calendar Year Elected to Present Position	Other Positions Recently Held with the Company
Sam Duncan (1)	61	Chief Executive Officer and President	2013
Randy Burdick(2)	55	Executive Vice President, Chief Information Officer	2013
Ritchie L. Casteel(3)	63	President, Save-A-Lot	2013
Janel S. Haugarth	57	Executive Vice President, President Supply Chain	2013

Executive Vice President; President Independent Business and Business Optimization 2012-2013

Executive Vice President, Merchandising and Logistics, 2011-2012

Executive Vice President, President and COO, Supply Chain Services, 2005-2011

Keith E. Kravcik(4)	52	Group Vice President, Controller	2011
Michele Murphy	59	Executive Vice President, Human Resources	2013	Senior Vice President, Human Resources & Labor Relations, 2010-2013 Senior Vice President, Labor & Employee Relations, 2006-2010
Karla C. Robertson(5)	42	Executive Vice President, Legal(6)	2013	Vice President, Employment, Compensation and Benefits Law, 2012-2013 Director, Employment Law, 2011-2012 Senior Labor and Employment Counsel, 2009-2011
Todd N. Sheldon(6)	45	Executive Vice President, General Counsel and Corporate Secretary	2013	Senior Vice President, General Counsel, 2010-2013, Group Vice President, Legal, 2009-2010, Vice President—Legal Services, 2008-2009
Sherry M. Smith	51	Executive Vice President and Chief Financial Officer	2010	Senior Vice President, Finance, 2002-2010
Mark Van Buskirk(7)	55	Executive Vice President, Merchandising, Marketing & Pharmacy	2013
Rob Woseth(8)	42	Executive Vice President, Chief Strategy Officer	2013

(1)	The Company agreed in the Tender Offer Agreement that Sam Duncan would replace Wayne C. Sales as Chief Executive Officer of the Company effective as of the closing of the Tender Offer. This process was accelerated by the Board and Mr. Duncan was appointed as the President and Chief Executive Officer of the Company effective February 4, 2013. Prior to joining the Company, Mr. Duncan served as Chairman, Chief Executive Officer and President of OfficeMax Incorporated from 2005-2011.
(2)	Randy Burdick was appointed Executive Vice President and Chief Information Officer in March 2013. Prior to joining the Company, Mr. Burdick served as Executive Vice President and Chief Information Officer at OfficeMax Incorporated, from 2005-2013.
(3)	Ritchie Casteel was appointed President, Save-A-Lot in March 2013. Prior to joining the Company, Mr. Casteel served as Director of Sales and Operations at Grocery Outlet Inc. from 2005-2009 and served as a Consultant for Hallmark Cards, Inc., from 2011-2013.
(4)	Keith E. Kravcik was appointed to Group Vice President, Controller and Corporate Officer effective April 2011. Prior to joining the Company Mr. Kravcik was Corporate Vice President and Controller for McDonald’s USA, LLC from 2004-2010. On March 26, 2013, Mr. Kravcik went on nonworking status and David Johnson, currently Vice President, Assistant Controller of the Company, assumed the responsibilities of Controller on an interim basis and is expected to be appointed as Vice President, Controller on April 25, 2013.
(5)	Prior to joining the Company, Karla C. Robertson worked as in house counsel with Target Corporation from 2006 to 2008, most recently as its Senior Employee Relations Counsel and Group Manager. On April 25, 2013, Ms. Robertson is expected to assume the additional positions of General Counsel and Corporate Secretary.
(6)	On April 25, 2013, Todd N. Sheldon is expected to resign as General Counsel and Corporate Secretary and Ms. Robertson is expected to assume the titles of General Counsel and Corporate Secretary. Mr. Sheldon’s last day of employment with the Company is expected to be May 25, 2013.
(7)	Mark Van Buskirk was appointed Executive Vice President, Merchandising and Marketing in March 2013. Prior to joining the Company, Mr. Van Buskirk served as Vice President of Meat and Seafood Merchandising and Procurement at the Kroger Co., from 2006-2013.
(8)	Rob Woseth was appointed Executive Vice President, Chief Strategy Officer effective March 2013. Prior to joining the Company Mr. Woseth served as Vice President Business Development and Strategy, Albertson’s LLC, from 2006-2013.

The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of Board of Directors or until a successor is elected. Except as described above with respect to the appointment for Mr. Duncan, there are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which any executive officer was selected as an officer of the Company. There are no family relationships between or among any of the executive officers of the Company.

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except for Sam Duncan, Randy Burdick, Ritchie Casteel, Karla C. Robertson, Mark Van Buskirk and Rob Woseth.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties may affect the Company’s business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or the Company’s other SEC filings may have a material impact on the Company’s business, financial condition or results of operations.

Competition in the Retail Food, Save-A-Lot and Independent Business segments

The grocery business is intensely competitive.

The Company’s Retail Food and Save-A-Lot segments face competition for customers, employees, store sites and products from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company’s ability to differentiate itself from its competitors and create an attractive value proposition for its customers is dependent upon a combination of price, quality, assortment, brand perception, store location, in-store marketing and merchandising and promotional strategies. The grocery industry is also characterized by relatively small gross margins, and the nature and extent to which the Company’s competitors implement various pricing and promotional activities in response to increasing competition and the Company’s response to these competitive actions, can adversely affect profitability.

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

Execution of initiatives

Following the Company’s sale of New Albertsons, the Company is positioned as a leading food wholesaler, the largest hard discount grocery chain by store count in the United States and a traditional food retailer with five regional retail banners. The Company is focused on operating under a decentralized model with a lower overall cost structure. By doing so, the Company expects to have the ability to lower pricing, as appropriate, across its three business segments. In addition, the Company will continue to focus on retailing and affiliating new accounts within its Independent Business segment, as well as expanding its Save-A-Lot format through both corporate and licensed locations. If the Company is unable to execute on these initiatives, the Company’s financial condition and results of operations may be adversely affected.

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

Pursuant to the Company’s debt agreements, the Company has created a security interest in substantially all of its assets to secure its debt. Because of these security interests, the Company has agreed to certain limitations on its ability to dispose of assets or is otherwise required to use a portion of the proceeds of such dispositions to pay down its debt. There are also various restrictive covenants and cross-default covenants in the Company’s debt instruments. If the Company fails to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity and the Company may not be able to repay the indebtedness that becomes due. A default under the Company’s debt instruments may also significantly affect the Company’s ability to obtain additional or alternative financing.

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

Labor relations

As of February 23, 2013, the Company is a party to 52 collective bargaining agreements covering approximately 15,000 of its employees, of which 22 collective bargaining agreements covering approximately 5,600 employees are scheduled to expire in fiscal 2014. In addition, during fiscal 2013, four collective bargaining agreements covering approximately 135 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. In future negotiations with labor unions, the Company expects that, among other issues, rising healthcare, pension and employee benefit costs will be important topics for negotiation. There can be no assurance that the Company will be able to negotiate the terms of expiring or expired agreements in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes could disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

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

In connection with the NAI Banner Sale, the Company divested its defined benefit pension plan associated with its Shaw’s banner and retained its largest defined pension benefit plan. The defined benefit pension plan retained by the Company is for pension obligations to current and former employees of the Company as well as some of its divested businesses. The Company and AB Acquisition also entered into a binding term sheet with the Pension Benefit Guaranty Corporation (the “PBGC”) relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The binding term sheet provides, among other things, that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan that were made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015—2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments.

The Company’s defined benefit pension plan is closed for eligibility and frozen for credited benefit service for the vast majority of participants effective December 2007. In December 2012, that plan was frozen as to credited service and earnings for the vast majority of participants, although vesting service may continue to accrue. The defined benefit pension plan associated with the Shaw’s banner, which was divested by the Company as part of the NAI Banner Sale, covers a group of employees associated with that banner whose employment terms are governed by a collective bargaining agreement and is not frozen. The projected benefit obligations of the Company sponsored plans exceed the fair value of those plans’ assets. Required contributions have increased in recent years due to a combination of lower pension discount rates, the effect of the Pension Protection Act of 2006 and lower actual return on plan assets resulting from the significant decline in financial markets during fiscal 2008 and 2009. The SUPERVALU Retirement Plan remaining with the Company is frozen as to benefit service and earnings for all participants, and participants who were employed by Company or New Albertsons on March 21, 2013 became vested in their pension plan benefit under the Company’s largest retirement plan. Service at the Company (but not service at NAI) after that date will count toward eligibility for early retirement if applicable under the pension plan formula.

As a result of the NAI Banner Sale and the retention of the Company’s defined benefit pension plan, the Company has a significantly increased minimum pension contributions as a percentage of its cash flows from continuing operations. Also, since the number of employees of the continuing operations has decreased, certain administrative and other benefits costs may increase on a per employee level. Additionally, if the Company is unable to control healthcare benefits and pension costs, the Company may experience increased operating costs, which may adversely affect the Company’s financial condition and results of operations.

In addition, the Company participates in various multiemployer health and pension plans for a majority of its union-affiliated employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in the Company’s required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Increases in the costs of benefits under these plans coupled with adverse developments in the stock and capital markets that have reduced the return on plan assets have caused most multiemployer pension plans in which the Company participates to be underfunded. The unfunded liabilities of these plans may result in increased future payments by the Company and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. A significant increase to funding requirements could adversely affect the Company’s financial condition, results of operations or cash flows.

Governmental regulations

The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, equal employment opportunity, employee benefits, and minimum wages and licensing for the sale of food, drugs and alcoholic beverages. The Company’s inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may adversely impact the Company’s business operations and prospects for future growth and its ability to participate in federal and state healthcare programs. In addition, the Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on the Company’s future business. They may, however, impose additional requirements or restrictions on the products the Company sells or manner in which the Company operates its businesses. Any or all of such requirements may adversely affect the Company’s financial condition and results of operations.

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

Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which the Company’s self-insured increases, or the Company is required to accrue or pay additional amounts because the claims prove to be more severe than the Company’s original assessments, the Company’s financial condition and results of operations may be adversely affected. The impact of the Affordable Care Act on the Company’s health plan program may increase health plan costs.

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

Impairment charges for goodwill or other intangible assets

The Company is required to annually test goodwill and intangible assets with indefinite useful lives to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

Changes in accounting standards

Accounting principles generally accepted in the United States of America (“accounting standards”) and interpretations by various governing bodies, including the SEC, for many aspects of the Company’s business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or their interpretation may significantly change or add volatility to the Company’s reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact the Company’s financial condition and results of operations.

Effect of the NAI Banner Sale on the Company

As a result of the NAI Banner Sale, significant assets and personnel were transferred to AB Acquisition. Certain of these assets and personnel had been used by the Company across the enterprise. To the extent that the Company is not able to restructure quickly and efficiently for the Company to operate without those assets and personnel, it could result in disruptions to the Company’s current plans, operations and business relationships. Additionally, the Company has made significant changes to its senior management team and may make additional changes which could cause disruption as those new leaders transition into their roles. The Company will also have ongoing Transition Services Agreements with each of NAI and Albertson’s LLC to support the divested NAI Banners and the continuing operations of Albertson’s LLC, each with an initial term of two and one-half years. The Company’s ability to effectively manage its cost structure may be impacted by ongoing obligations under the Transition Services Agreements. The process of implementing the NAI Banner Sale and the effects of the Tender Offer may be disruptive to the Company’s business operations, may distract the Company’s management team from their day-to-day responsibilities and may make it more difficult to retain employees. Any of these risks or uncertainties could adversely affect the Company’s business, financial condition, results of operations or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Total Retail Food store square footage of continuing operations as of February 23, 2013, was 11 million, of which approximately 84 percent was leased. Total Save-A-Lot corporate-owned store square footage as of February 23, 2013, was 6 million, of which 91 percent was leased. Total Independent Business distribution center square footage as of February 23, 2013 was 8 million, of which approximately 5 percent was leased.

The Company’s Retail Food stores are supplied by distribution centers with total square footage of 6 million, of which approximately 24 percent was leased, with all but one distribution center with square footage of 1 million providing wholesale distribution to both the Company’s own stores and stores of independent retail customers. The Company’s Save-A-Lot operations are supplied by distribution centers with total square footage of 5 million, of which approximately 27 percent was leased.

In addition to its principal executive offices in Eden Prairie, Minnesota, the Company maintains store support centers in Boise, Idaho (which is owned by NAI but at which the Company has employees and provides services to NAI and Albertson’s, LLC) and St. Louis, Missouri. The Company’s properties are in good condition, well maintained and suitable to carry on its business. Additional information on the Company’s properties can be found in Part I, Item 1 of this Annual Report on Form 10-K.

Substantially all of the Company’s owned and ground-leased real estate will be subject to mortgages to secure the Company’s bank credit facilities.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing.

On October 24, 2012, the Office of Self-Insurance Plans, a program within the director’s office of the California Department of Industrial Relations (the “DIR”), notified the Company that additional security was required to be posted in connection with the Company’s California self-insured workers’ compensation obligations of NAI, and certain other subsidiaries pursuant to applicable regulations. The notice from the DIR stated that the additional security was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers’ compensation claims with respect to the applicable businesses, and a decline in the Company’s net worth. A security deposit of $271 was demanded in addition to security of $427 that was provided through the Company’s participation in California’s Self-Insurer’s Security Fund. The Company appealed this demand. The California Self-Insurers’ Security Fund (the “Fund”) attempted to create a secured interest in certain assets of NAI for the total amount of the additional security deposit. The dispute with the Fund and the DIR has been resolved through a settlement agreement as part of the NAI Banner Sale on March 21, 2013 and the primary obligation to the Fund and the DIR was retained by NAI following the NAI Banner Sale.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the two pending matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 19, 2013, there were 19,058 stockholders of record.

Common Stock Price

	Common Stock Price Range				Dividends Declared Per Share
	2013		2012		2013	2012
	High	Low	High	Low
Fiscal
First Quarter	$6.78	$4.05	$11.77	$7.18	$0.0875	$0.0875
Second Quarter	5.37	1.68	9.71	6.40	—	0.0875
Third Quarter	3.30	1.80	8.75	6.26	—	0.0875
Fourth Quarter	3.95	2.34	8.57	6.58	—	0.0875

Year	6.78	1.68	11.77	6.26	$0.0875	$0.3500

In July 2012, the Company announced that it had suspended the payment of the regular quarterly dividend. Pursuant to an agreement with the PBGC entered into in connection with the NAI Banner Sale, the Company has agreed not to pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan that were made to the SUPERVALU Retirement Plan on or after the closing date of the Transactions is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s.

Company Purchases of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program
First four weeks
December 2, 2012 to December 29, 2012	1,788	$2.68	—	$	—
Second four weeks
December 30, 2012 to January 26, 2013	1,222	$3.32	—	$	—
Third four weeks
January 27, 2013 to February 23, 2013	862	$3.88	—	$	—

Totals	3,872	$3.15	—	$	—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2013 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 3,872 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2008 to the end of fiscal 2013 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN AMONG

SUPERVALU, S&P 500 AND PEER GROUP (1)

February 22, 2008 through February 22, 2013 (2)

Date	SUPERVALU	S&P 500	Peer Group(3)
February 22, 2008	$100.00	$100.00	$100.00
February 27, 2009	$58.44	$55.74	$95.81
February 26, 2010	$59.53	$85.62	$108.67
February 25, 2011	$34.53	$104.37	$107.48
February 24, 2012	$27.72	$110.32	$121.70
February 22, 2013	$16.57	$125.24	$147.28

(1)	Total return assuming $100 invested on February 22, 2008 and reinvestment of dividends on the day they were paid.
(2)	The Company’s fiscal year ends on the last Saturday in February.
(3)	The Company’s peer group consists of Delhaize Group SA, Koninklijke Ahold NV, The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc. The Company occasionally adjusts the companies included in its peer group due to bankruptcy filings, merger and acquisition activity, and deregistrations.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars and shares in millions, except percent and per share data)	2013 (52 weeks)	2012 (52 weeks)	2011 (52 weeks)	2010 (53 weeks)	2009 (52 weeks)
Results of Operations
Net sales(1)	$17,097	$17,336	$17,357	$18,208	$19,886
Goodwill and intangible asset impairment charges(2)	6	92	110	—	684
Operating earnings (loss)(1)(2)(3)	(157)	96	(30)	289	(351)
Net earnings (loss) from continuing operations(1)(2)(3)	(263)	(110)	(200)	50	(594)
Net earnings (loss)	(1,466)	(1,040)	(1,510)	393	(2,855)
Net earnings (loss) from continuing operations per share—diluted(1)(2)(3)	(1.24)	(0.52)	(0.94)	0.24	(2.82)

Financial Position of Continuing Operations
Working capital(4)	38	(169)	(269)	(461)	(237)
Total assets	4,563	5,057	5,062	5,390	5,855
Debt and capital lease obligations	2,889	3,226	3,654	3,620	3,673
Stockholders’ equity (deficit)	(1,415)	21	1,340	2,887	2,581

Other Statistics
Dividends declared per share	$0.0875	$0.3500	$0.3500	$0.6100	$0.6900
Weighted average shares outstanding—diluted	212	212	212	213	211
Depreciation and amortization	$365	$355	$354	$368	$377
Capital expenditures(5)	$241	$403	$323	$338	$489

(1)	Results of operations exclude the operations of NAI, which are reported as discontinued operations for all periods presented due to the sale of NAI on March 21, 2013. See discussion of the NAI Banner Sale in Part I, Item 1 of this Annual Report on Form 10-K.
(2)	The Company recorded non-cash goodwill and intangible asset impairment charges of $6 before tax in fiscal 2013, $92 before tax in fiscal 2012, $110 before tax in fiscal 2011 and $684 before tax in fiscal 2009.
(3)	The Company recorded $227 of non-cash asset impairment and other charges before tax, $36 of severance costs before tax, $22 of store closure charges and costs before tax, $22 of non-cash unamortized financing costs before tax and $6 of non-cash intangible asset impairment charges before tax, offset in part by $10 in a cash settlement received from credit card companies before tax in fiscal 2013.

The Company recorded $92 of non-cash goodwill impairment charges before tax and severance costs of $15 before tax in fiscal 2012.

The Company recorded $110 of non-cash goodwill impairment charges before tax, $49 of store closures and retail market exit charges and costs before tax, and $38 of charges for severance, labor buyout and other costs before tax in fiscal 2011.

The Company recorded $36 of charges for retail market exits in Cincinnati before tax, and received fees of $13 from the early termination of a supply agreement before tax in fiscal 2010.

The Company recorded $684 of non-cash goodwill impairment charges before tax and $53 of charges related primarily to store closures before tax in fiscal 2009.

(4)	Working capital ratio is calculated using the first-in, first-out method (“FIFO”), after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve for each year is as follows: $211 for fiscal 2013, $207 for fiscal 2012, $185 for fiscal 2011, $181 for fiscal 2010, and $181 for fiscal 2009.
(5)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

Fiscal 2013 was a year of change for the Company. The Company initiated a review of strategic alternatives in July 2012. In the fourth quarter of fiscal 2013, the Company announced it had entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) for the sale of its wholly owned subsidiary New Albertsons, Inc. (“NAI”), resulting in the sale of the Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market stores and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”), to AB Acquisition, LLC, (“AB Acquisition”), an affiliate of a Cerberus Capital Management, L.P. (“Cerberus”)-led consortium which also includes Kimco Realty, Klaff Realty LP, Lubert-Adler Partners and Schottenstein Real Estate Group (the “NAI Banner Sale”). The NAI Banner Sale closed on March 21, 2013 marking a significant milestone for the 140-year old company.

As a result, SUPERVALU enters fiscal 2014 as a more focused wholesale and retail grocery business having achieved revenues of more than $17 billion in fiscal 2013 on a continuing operations basis. The Company appointed a new leadership team, including new president and chief executive officer, Sam Duncan, and non-executive chairman, Robert Miller. This new executive team is implementing a decentralized operating model focused on simplifying operations and placing more authority and accountability at the retail banner and Independent Business region level.

Going forward, the Company consists of three primary businesses: Independent Business, Save-A-Lot and Retail Food. Independent Business, which serves as the primary supplier to nearly 1,900 of stores operated by independent retailers, will be the Company’s largest reportable segment in terms of sales. Save-A-Lot continues to be the Company’s market-leading hard discount format with more than 1,300 stores and considerable opportunities for growth. With more than 900 of its stores owned and operated by independent licensees, Save-A-Lot has a unique business proposition that includes growth opportunities for both corporate and licensee owned locations. The Company’s Retail Food segment, although smaller following the NAI Banner Sale, has 191 established, traditional grocery stores spread across five regional banners.

The Company remains committed to growing its quality, private label products and expanding its largest brand offering, Essential Everyday, to fuel growth. Last year, the Company introduced approximately 360 new products across its private brand portfolio, as well as introduced Essential Everyday as the primary private brand serving the Company’s 1,900 independent retail stores. These products help differentiate the Company from its competition while providing important value offerings to customers. Private brands will continue to be an emphasis for the Company in fiscal 2014.

Longer-term, the Company has plans to increase sales and operating cash flow, improve its balance sheet, and generate returns for its stockholders.

Fiscal 2014 will be a transition year for the Company, as it transitions through the NAI Banner Sale. This transition is expected to affect results for continuing operations as the Company implements a new decentralized business model under the guidance of new senior management. The Company will continue to be challenged by the slow rate of economic improvement and historically low levels of consumer confidence as it seeks to reverse negative same store sales trends. Management expects that consumer spending will continue to be pressured by the overall economic environment and that operating results for the Company will be impacted as consumers continue to seek greater value offerings in a highly competitive and price-sensitive marketplace.

In connection with the Stock Purchase Agreement, the Company has entered into various agreements with regard to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC and operating and supply agreements. The initial terms of these arrangements vary from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party.

In addition, on March 26, 2013, the Company announced plans to reduce its national workforce by an estimated 1,100 positions, including current positions and open jobs. These reductions will predominantly occur during the Company’s first and second quarter of fiscal 2014.

RESULTS OF OPERATIONS

The following discussion summarizes operating results in fiscal 2013 compared to fiscal 2012 and for fiscal 2012 compared to fiscal 2011. As a result of the NAI Banner Sale, the Company has classified the operations attributable to NAI as discontinued operations for all fiscal years presented. Except where such discontinued operations are specifically mentioned, the following discussion and analysis of the Company’s financial condition, changes in financial condition and results of operations are presented on a continuing basis only, including for past fiscal years. Refer to Note 15 – Discontinued Operations and Divestitures in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

(In millions, except per share data)	February 23, 2013 (52 weeks)		February 25, 2012 (52 weeks)		February 26, 2011 (52 weeks)
Net sales	$17,097	100.0%	$17,336	100.0%	$17,357	100.0%
Cost of sales	14,803	86.6	14,926	86.1	14,957	86.2

Gross profit	2,294	13.4	2,410	13.9	2,400	13.8
Selling and administrative expenses	2,445	14.3	2,222	12.8	2,320	13.4
Goodwill and intangible asset impairment charges	6	0.0	92	0.5	110	0.6

Operating earnings (loss)	(157)	(0.9)	96	0.6	(30)	(0.2)
Interest expense, net	269	1.6	247	1.4	230	1.3

Loss from continuing operations before income taxes	(426)	(2.5)	(151)	(0.9)	(260)	(1.5)
Income tax benefit	(163)	(1.0)	(41)	(0.2)	(60)	(0.3)

Net loss from continuing operations	(263)	(1.5)	(110)	(0.6)	(200)	(1.2)
Loss from discontinued operations, net of tax	(1,203)	(7.0)	(930)	(5.4)	(1,310)	(7.5)

Net loss	$(1,466)	(8.6)%	$(1,040)	(6.0)%	$(1,510)	(8.7)%

Basic and diluted net loss per common share:
Continuing operations	$(1.24)		$(0.52)		$(0.94)
Discontinued operations	(5.67)		(4.39)		(6.19)

Basic and diluted net loss per common share	$(6.91)		$(4.91)		$(7.13)

Comparison of fiscal 2013 ended February 23, 2013 and fiscal 2012 ended February 25, 2012:

Summary

Consolidated Net sales for fiscal 2013 were $17,097, compared with $17,336 last year. Net loss from continuing operations for fiscal 2013 was $263, or $1.24 loss per basic and diluted share, compared with Net loss from continuing operations of $110, or $0.52 loss per basic and diluted share last year.

Consolidated results for fiscal 2013 include net charges of $303 before tax ($187 after tax, or $0.88 per diluted share), comprised of non-cash property, plant and equipment impairment charges of $227 before tax ($140 after tax, or $0.66 per diluted share), employee-related expenses, primarily severance and labor buyout costs of $36 before tax ($23 after tax, or $0.10 per diluted share), store closure costs of $22 before tax ($13 after tax, or $0.06 per diluted share), write-off of unamortized financing costs of $22 before tax ($14 after tax, or $0.07 per diluted share) and intangible asset impairment charges of $6 before tax ($3 after tax, or $0.02 per diluted share) which were partially offset by a cash settlement received from credit card companies of $10 before tax ($6 after tax, or $0.03 per diluted share).

During fiscal 2013, the Company added 69 new stores through new store development, and closed 70 stores, including planned dispositions, all of which were Save-A-Lot stores. Total retail square footage as of the end of fiscal 2013 was approximately 17.4 million, a decrease of approximately 0.9 percent from the end of fiscal 2012. Total retail square footage, excluding actual and planned store dispositions, decreased 0.9 percent from the end of fiscal 2012.

Net Sales

Net sales for fiscal 2013 were $17,097, compared with $17,336 last year. Retail Food net sales were 27.7 percent of Net sales, Save-A-Lot net sales were 24.5 percent of Net sales for fiscal 2013 and Independent Business net sales were 47.8 percent of Net sales, compared with 28.4 percent, 24.3 percent and 47.3 percent, respectively, last year.

Retail Food net sales for fiscal 2013 were $4,736, compared with $4,921 last year, a decrease of $185, or 3.8 percent. The decrease is primarily due to negative identical store sales of 2.4 percent or $117 (defined as stores operating for four full quarters, including store expansions and excluding planned store dispositions) and impacts from decreased fuel sales due to the divestiture of ten fuel centers and planned store dispositions. Retail Food negative identical store sales performance was primarily a result of continued price-focused competitive activity and the challenging economic environment. During fiscal 2013, customer counts declined approximately 1.9 percent while average basket size decreased approximately 0.5 percent driven by moderate levels of inflation and fewer items per customer.

Save-A-Lot net sales for fiscal 2013 were $4,195, compared with $4,221 last year, a decrease of $26, or 0.6 percent. The decrease is primarily due to $120 related to negative network identical store sales of 3.3 percent (defined as net sales from Company-owned stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $111 due to store dispositions, partially offset by an increase of $205 in sales due to new store openings.

Independent Business net sales for fiscal 2013 were $8,166, compared with $8,194 last year, a decrease of $28 or 0.3 percent. The decrease is primarily due to lower like sales to existing customers offset in part by increased sales from net new business.

Gross Profit

Gross profit for fiscal 2013 was $2,294, compared with $2,410 last year, a decrease of $116 or 4.8 percent. The decrease in Gross profit dollars is primarily due to a $39 decline in the Company’s sales volume and declines in gross margin rates within certain of the Company’s business segments. Gross profit, as a percent of Net sales, was 13.4 percent for fiscal 2013 compared with 13.9 percent last year.

Retail Food gross profit as a percent of Retail Food Net sales was 26.7 percent for fiscal 2013 compared with 26.3 percent last year. The 40 basis point increase in Retail Food gross profit rate is primarily due to higher margins on generic prescriptions, lower LIFO charge and lower employee-related costs.

Save-A-Lot gross profit as a percent of Save-A-Lot Net sales was 15.9 percent for fiscal 2013 compared with 17.1 percent last year. The 120 basis point decrease in Save-A-Lot gross profit rate is primarily due to a 100 basis point impact from competitive price investment with the remaining decrease primarily due to higher advertising costs.

Independent Business gross profit as a percent of Independent Business Net sales was 4.5 percent for fiscal 2013 compared to 4.8 percent last year. The 30 basis point decline in Independent Business gross profit is primarily due to a 50 basis point impact from gross margin investment and change in business mix offset in part by a 20 basis point benefit from a lower LIFO charge and lower employee-related expenses.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2013 were $2,445, compared with $2,222 last year, an increase of $223 or 10.0 percent. Included in Selling and administrative expenses is a net $275 charge including non-cash property, plant and equipment impairment charges of $227 predominantly related to abandoned software projects. In addition, Selling and administrative costs included employee-related expenses, comprised primarily of severance and labor buyout costs of $36 and store closure and exit costs of $22, partially offset by a cash settlement received from credit card companies of $10. Excluding these items, the remaining reduction in Selling and administrative expenses is primarily due to lower sales volume.

Selling and administrative expenses for fiscal 2013 were 14.3 percent of Net sales compared to 12.8 percent of Net sales last year. When adjusted for the above items, Selling and administrative expenses for fiscal 2013 were 12.7 percent of Net sales, compared to 12.8 percent of Net sales last year.

Goodwill and Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

During fiscal 2013, the Company performed reviews of goodwill and intangible assets with indefinite useful lives for impairment, which indicated that the carrying value of Independent Business’s intangible assets with indefinite useful lives exceeded their estimated fair values. In fiscal 2013, the Company recorded a non-cash intangible asset impairment charge of $6 in the Independent Business segment. The Company recorded a non-cash goodwill impairment charge of $92 for fiscal 2012.

Operating Loss

The operating loss from continuing operations for fiscal 2013 was $157 compared with operating earnings of $96 last year. The operating loss from continuing operations for fiscal 2013, includes non-cash property, plant and equipment impairment charges of $227, employee-related expenses, primarily severance and labor buyout costs of $36, store closure costs of $22 and net lower goodwill and intangible asset impairment charges of $86 from fiscal 2012, partially offset by a cash settlement received from credit card companies of $10 before tax. In addition, excluding the above items operating earnings were primarily impacted by unfavorable Gross profit in the Save-A-Lot and Independent Business segments.

Retail Food operating loss for fiscal 2013 was $420 or negative 8.9 percent of Retail Food net sales compared with an operating loss $328 or negative 6.7 percent of Retail Food net sales last year, an increase in the operating loss of $92. For fiscal 2013 Retail Food operating loss from continuing operations includes non-cash property, plant and equipment impairment charges of $203 partially offset by a cash settlement received from credit card companies of $10. For fiscal 2012 Retail Food operating loss includes goodwill impairment charge of $92. Excluding these items the remaining decrease in operating loss for Retail Food in fiscal 2013 is primarily due to lower employee-related costs.

Save-A-Lot operating earnings for fiscal 2013 were $146, or 3.5 compared with $232, or 5.5 percent of Save-A-Lot net sales, last year. The $86 decrease in Save-A-Lot operating earnings reflect $22 of net charges related to the closure of 22 non-strategic stores and $13 of non-cash property, plant and equipment impairment charges. Excluding these charges, the remaining decrease is primarily due to negative gross profit impacts from competitive price investment, higher advertising and shrink costs.

Independent Business operating earnings for fiscal 2013 were $189, or 2.3 percent of Independent Business net sales, compared with $243, or 3.0 percent of Independent Business net sales, last year. The $54 decrease in Independent Business operating earnings includes $11 of non-cash property, plant and equipment and intangible asset impairment charges and net $7 of higher severance costs. Excluding these items the $36 decrease is due primarily to gross margin investment and change in business mix partially offset by a lower LIFO charge and lower employee related costs.

Interest Expense, Net

Net interest expense was $269 in fiscal 2013, compared with $247 last year, primarily reflecting the write-off of unamortized financing costs of $22, in connection with the debt refinancing transaction completed during fiscal 2013.

Income Tax Benefit

The Income tax benefit for fiscal 2013 was $163 compared with an Income tax benefit of $41 last year. Income tax benefit for fiscal 2013 and 2012 reflect the operating losses arising during the respective years.

Net Loss from Continuing Operations

Net loss from continuing operations was $263, or $1.24 per basic and diluted share, for fiscal 2013 compared with a Net loss from continuing operations of $110, or $0.52 per basic and diluted share last year. Net loss from continuing operations for fiscal 2013 includes non-cash property, plant and equipment impairment charges of $227 before tax ($140 after tax, or $0.66 per diluted share), employee-related expenses, primarily severance and labor buyout costs of $36 before tax ($23 after tax, or $0.10 per diluted share), store closure costs of $22 before tax ($13 after tax, or $0.06 per diluted share), write-off of unamortized financing costs of $22 before tax ($14 after tax, or $0.07 per diluted share) and intangible asset impairment charges of $6 before tax ($3 after tax, or $0.02 per diluted share) which were partially offset by a cash settlement received from credit card companies of $10 before tax ($6 after tax, or $0.03 per diluted share). Fiscal 2012 Net loss from continuing operations includes goodwill impairment charges of $92 before tax ($90 after tax, or $0.43 per basic and diluted share) and employee related severance charges of $15 before tax ($10 after tax, or $0.05 per basic and diluted share). Excluding the above items, the $66 increase in Net loss from continuing operations is primarily the result of unfavorable Gross profit in the Save-A-Lot and Independent Business segments and lower sales volume in Retail Food and Save-A-Lot segments.

Loss from Discontinued Operations, net of income taxes

As a result of the NAI Banner Sale, the financial results for those operations are now presented as discontinued operations.

Net sales for discontinued operations were $17,230 for fiscal 2013 compared with $18,764 for fiscal 2012, a decrease of $1,534 or 8.2 percent. Sales decreased primarily due to negative identical store sales of 5.0 percent or $887 and the impact of the fuel divestiture of $458. In addition, closed stores net of new stores resulted in decreased sales of $189.

Loss from discontinued operations, net of tax for fiscal 2013 was $1,203 compared to $930 in fiscal 2012. Fiscal 2013 included the loss on sale of the NAI banners of $1,273 net of tax, asset impairment and store closure costs of $97 net of tax and professional services costs of $5 net of tax, partially offset by cash settlement received from credit card companies of $20 net of tax. Fiscal 2012 included goodwill and intangible asset impairment charges of $1,202 net of tax and severance charges of $3 net of tax. Excluding these items the decrease of net income of $123 was primarily due to lower sales volume in identical stores and investments in price.

Refer to Note 15 – Discontinued Operations and Divestitures in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Comparison of fiscal 2012 ended February 25, 2012 and fiscal 2011 ended February 26, 2011:

Net sales for fiscal 2012 were $17,336, compared with $17,357 for fiscal 2011. Net loss from continuing operations for fiscal 2012 was $110, or $0.52 per basic and diluted share, compared with net loss of $200, or $0.94 per basic and diluted share for fiscal 2011.

Results for fiscal 2012 include net charges of $107 before tax ($100 after tax, or $0.48 per diluted share) comprised of non-cash goodwill impairment charges of $92 before tax ($90 after tax, or $0.43 per diluted share), and severance-related expenses of $15 before tax ($10 after tax, or $0.05 per diluted share).

During fiscal 2012, the Company added one new store through new store development for Retail Food and sold or closed 3 Retail Food stores, including planned dispositions. During fiscal 2012, the Company added 82 new Save-A-Lot stores through new store development and sold or closed 30 stores, including planned dispositions. Total retail square footage as of the end of fiscal 2012, was approximately 17.6 million, an increase of 1.2 percent from the end of fiscal 2011. Total retail square footage, excluding actual and planned store dispositions, increased 1.1 percent from the end of fiscal 2011.

Net Sales

Net sales for fiscal 2012 were $17,336, compared with $17,357 for fiscal 2011, a decrease of $21 or 0.1 percent. Retail Food net sales were 28.4 percent of Net sales, Save-A-Lot net sales were 24.3 percent of Net sales and Independent Business net sales were 47.3 percent of Net sales for fiscal 2012, compared with 29.1 percent, 22.4 percent and 48.5 percent, respectively, in fiscal 2011.

Retail Food net sales for fiscal 2012 were $4,921, compared with $5,054 for fiscal 2011, a decrease of $133 or 2.6 percent. The decrease primarily reflects closed stores and market exits net of new stores of $102 and negative identical store retail sales of 0.7 percent, or $31 (defined as stores operating for four full quarters, including store expansions and excluding fuel). Identical store retail sales performance was primarily a result of heightened value-focused competitive activity and the impact of the challenging economic environment on consumers. Customer count declined approximately 1.5 percent and average basket size increased approximately 0.8 percent during fiscal 2012 driven by higher inflation and fewer items per customer.

Save-A-Lot net sales for fiscal 2012 were $4,221, compared with $3,890 for fiscal 2011, an increase of $331 or 8.5 percent. The increase is primarily due to new store and licensee sales of $326, positive network identical store retail sales of 3.1 percent over fiscal 2011 or $104 (defined as net sales from Company-owned and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions), partially offset by a decrease from closed stores of $99.

Independent Business net sales for fiscal 2012 were $8,194, compared with $8,413 for fiscal 2011, a decrease of $219 or 2.6 percent. The decrease is primarily due to reduced volume from a national retail customer’s transition of volume to self-distribution offset in part by increased sales to existing independent retail customers of $107.

Gross Profit

Gross profit for fiscal 2012 was $2,410, compared with $2,400 for fiscal 2011, an increase of $10 or 0.4 percent. The increase in Gross profit dollars is primarily due to increased Gross profit within the Save-A-Lot business from higher sales and stronger margin offset in part by a decline in the Independent Business sales volume and the impact of a national retail customer transition to self-distribution also within the Independent Business segment and a higher LIFO charge. Gross profit, as a percent of Net sales, was 13.9 percent for fiscal 2012 compared with 13.8 percent for fiscal 2011.

Retail Food gross profit as a percent of Retail Food Net sales was 26.3 percent for fiscal 2012 compared with 26.1 percent for fiscal 2011. The 20 basis point increase in Retail Food gross profit rate is primarily due to a 40 basis point impact from closed stores and lower advertising costs partially offset by a 20 basis point decline in gross profit due to a higher LIFO charge.

Save-A-Lot gross profit as a percent of Save-A-Lot Net sales was 17.1 percent for fiscal 2012 compared with 16.5 percent for fiscal 2011. The 60 basis point increase in Save-A-Lot Gross profit is primarily due to price pass through related inflation.

Independent Business gross profit as a percent of Independent Business Net sales was 4.8 percent for fiscal 2012 compared with 5.2 percent for fiscal 2011. The 40 basis point decrease in Independent Business gross profit is primarily related to the impact of a national retail customer’s transition to self-distribution and a higher LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2012 were $2,222, compared with $2,320 for fiscal 2011, a decrease of $98, or 4.2 percent. Included in fiscal 2012 is $15 of severance costs and included in fiscal 2011 is $94 of charges relating primarily to store closures, market exit costs and severance and labor contract buyout costs. Excluding these items, the remaining reduction in Selling and administrative expenses is primarily due to lower employee-related costs partially offset by higher consulting and legal fees.

Selling and administrative expenses for fiscal 2012 were 12.8 percent of net sales compared to 13.4 percent of Net sales for fiscal 2011. When adjusted for the above items, Selling and administrative expense is flat on a rate basis as a percent of sales.

Goodwill and Intangible Asset Impairment Charges

During fiscal 2012, the Company’s stock price experienced a significant and sustained decline. As a result, the Company performed reviews of goodwill and intangible assets with indefinite useful lives for impairment, which indicated that the carrying value of Retail Food’s goodwill exceeded the estimated fair value. The Company recorded a non-cash goodwill impairment charge of $92. During fiscal 2011, the Company recorded a non-cash goodwill impairment charge of $110.

The calculation of the impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

Operating Earnings

Operating earnings for fiscal 2012 was $96 compared with Operating loss of $30 for fiscal 2011. Results for fiscal 2012 include net charges of $107 comprised of non-cash goodwill impairment charges of $92 and severance-related expenses of $15. Included in fiscal 2011 is $110 of non-cash goodwill impairment charge and $94 of charges relating primarily to store closures, market exit costs and severance and labor contract buyout costs. Excluding these items, the remaining increase in operating earnings is primarily the result of reduction in Selling and administrative expenses due to lower employee-related costs and increased Gross profit within the Save-A-Lot business from higher sales and stronger margin, offset in part by a decline in the Independent Business sales volume.

Retail Food operating loss for fiscal 2012 was $328 or negative 6.7 percent of Retail Food net sales compared with an operating loss of $415 or negative 8.2 percent of Retail Food net sales for fiscal 2011. The $87 improvement in fiscal 2012 Retail Food over 2011 primarily reflects $18 of net lower goodwill and intangible asset impairment charges, and $60 of lower net charges related to store closure and exit costs, and labor buyouts, than recorded in fiscal 2011.

Save-A-Lot operating earnings for fiscal 2012 were $232, or 5.5 percent of Save-A-Lot net sales, compared with $197, or 5.1 percent of Save-A-Lot net sales, in fiscal 2011. The increase of in Operating earnings is primarily due to impacts from increased volume and price pass through variance to inflation and reduced advertising.

Independent Business operating earnings for fiscal 2012 were $243, or 3.0 percent of Independent Business net sales, compared with $257, or 3.1 percent of Independent Business net sales in fiscal 2011. The decrease in Independent Business operating earnings is due to a higher LIFO charge and impacts from a national retail customer’s transition to self-distribution in fiscal 2012.

Interest Expense, Net

Net interest expense was $247 in fiscal 2012, compared with $230 in fiscal 2011, primarily reflecting a mix of higher rate debt in fiscal 2012 compared to fiscal 2011.

Income Tax Benefit

The income tax benefit for fiscal 2012 was $41 compared with an income tax benefit of $60 for fiscal 2011. Income tax benefit for fiscal 2012 and 2011 reflect the operating losses arising during the respective years.

Net Loss from Continuing Operations

Net loss from continuing operations was $110, or $0.52 per basic and diluted share, for fiscal 2012 compared with a Net loss from continuing operations of $200, or $0.94 per basic and diluted share for fiscal 2011. Net loss from continuing operations for fiscal 2012 includes goodwill impairment charges of $90 after tax, or $0.43 per basic and diluted share and employee related severance charges of $10 after tax, or $0.05 per basic and diluted share. Net Loss from continuing operations for fiscal 2011 includes goodwill impairment charges of $109 after tax or $0.51 per basic and diluted share, store closure and market exit costs and certain other costs consisting primarily of labor buyout costs of $60 after tax, or $0.29 per basic and diluted share. Excluding these items, the $21 decrease in net loss is primarily the result of reduction in Selling and administrative expenses due to lower employee-related costs and increased Gross profit within the Save-A-Lot business from higher sales and stronger margin offset in part by a decline in the Independent Business sales volume and higher interest expense.

Loss from Discontinued Operations, net of income taxes

As a result of the NAI Banner Sale, the financial results for those operations are now presented as discontinued operations.

Net sales for discontinued operations were $18,764 for fiscal 2012 compared with $20,177 for fiscal 2011, a decrease of $1,413 or 7.0 percent. Sales decreased primarily due to negative identical store sales of 3.7 percent or $700. In addition, closed stores net of new stores and change in fuel sales resulted in decreased sales of $482 and the sale of Total Logistic Control resulted in a decrease of $210.

Loss from discontinued operations, net of tax for fiscal 2012 was $930 compared to $1,310 in fiscal 2011. Fiscal 2012 included goodwill and intangible asset impairment charges of $1,202 net of tax and severance of $3 net of tax. Fiscal 2011 also included goodwill and intangible asset impairment charges of $1,635 net of tax as well as store closure, labor strike and labor buyout costs of $68 net of tax, partially offset by gain on the sale of Total Logistic Control of $65 net of tax. Excluding these items, the decrease of net income of $53 was primarily due to lower sales volume in identical stores.

Refer to Note 15 – Discontinued Operations and Divestitures in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported gross profit, operating earnings (loss) and inventory amounts. The historical estimates of the Company have been reliable in the past, and the Company believes the methodology will continue to be reliable in the future. Based on previous experience, the Company does not expect significant changes in the level of vendor support. However, if such changes were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, the Company would consider changing the volume, type and frequency of the advertising, which could increase or decrease its advertising expense. Similarly, the Company is not able to assess the impact of vendor advertising allowances on increasing revenues as such allowances do not directly generate revenue for the Company’s stores. For fiscal 2013, a 1 percent change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact gross profit by less than 10 basis points.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

The Company uses one of either replacement cost, weighted average cost, or the retail inventory method (“RIM”) to value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve. As of February 23, 2013 and February 25, 2012, approximately 60 percent of the Company’s inventories were valued under the LIFO method.

As of February 23, 2013 and February 25, 2012, approximately 5 percent and 4 percent, respectively, of the Company’s inventories were valued under the replacement cost method before application of any LIFO reserve. The weighted average cost and RIM methods of inventory valuation together comprised approximately 55 percent and 56 percent of inventory as of February 23, 2013 and February 25, 2012, respectively, before application of any LIFO reserve.

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

As of February 23, 2013 and February 25, 2012, approximately 23 percent and 22 percent, respectively, of the Company’s inventories were valued using the cost, weighted average cost and RIM methods under the FIFO method of inventory accounting. The remaining 17 percent and 18 percent of the Company’s inventories as of February 23, 2013 and February 25, 2012, respectively, were valued using the replacement cost approach under the FIFO method of inventory accounting. The replacement cost approach applied under the FIFO method results in inventories recorded at the lower of cost or market because of the very high inventory turnover and the resulting low inventory days supply for these items of inventory.

During fiscal 2013, 2012 and 2011, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2013, 2012 and 2011 purchases. As a result, Cost of sales decreased by $6, $9 and $5 in fiscal 2013, 2012 and 2011, respectively. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $211 and $207 as of February 23, 2013 and February 25, 2012, respectively.

The Company evaluates inventory shortages throughout each fiscal year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.

Long-Lived Assets

The Company monitors the recoverability of its long-lived assets such as buildings and equipment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, including current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested.

If impairment is identified for long-lived assets to be held and used, the fair value is compared to the carrying value of the group of assets and an impairment charge is recorded for the excess of the carrying value over the fair value. For long-lived assets that are classified as assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Fair value is based on current market values or discounted future cash flows using Level 3 inputs. The Company estimates fair value based on the Company’s experience and knowledge of the market in which the property is located and, when necessary, utilizes local real estate brokers. The Company’s estimate of undiscounted cash flows attributable to the asset groups included only future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Long-lived asset impairment charges are a component of Selling and administrative expenses in the Consolidated Statements of Operations.

The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which historically has been at the geographic market level. The Company reviewed its long-lived asset grouping policy during the fourth quarter of fiscal 2013. During the review, the Company determined it would be more appropriate to evaluate long-lived assets for impairment at the store level for certain geographic markets within the Save-A-Lot segment which continued to show higher indicators of economic decline, and which led to revised operating market strategies. The Company determined that impairment of the long-lived assets within this asset group had occurred based on reviewing estimated cash flows, which were less than their carrying values. During the fourth quarter of fiscal 2013, based upon the results of impairment testing which indicated the carrying value exceeded the fair value of the revised asset group, the Company recorded a pre-tax non-cash impairment charge of approximately $8 related to a store level impairment review and a charge related to a geographic market in the Company’s Save-A-Lot segment.

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

During fiscal 2013, the Company announced the closure of approximately 22 non-strategic stores within the Save-A-Lot segment including the exit of a geographic market, resulting in an impairment of $16 related to these stores’ long-lived assets. In addition, the Company recorded an impairment charge of $5 in the Independent Business segment, based upon the results of impairment testing which indicated the carrying value exceeded the fair value of a distribution center held and used in operations. Refer to Note 3 – Reserves for Closed Properties Property, Plant and Equipment-Related Impairment Charges in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reserve for closed properties and Property, plant and equipment-related impairment charges.

The Company recognized Property, plant and equipment-related impairment charges of $251, $3 and $11 in fiscal 2013, 2012 and 2011, respectively. During the fourth quarter of fiscal 2013, the executive management team determined the Company would abandon certain capital projects in process, mainly related to software under development, and would cease use of certain other software support tools, all within the Retail Food segment, resulting in an impairment of $191.

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

The Company’s reserve for closed properties was $61, net of estimated sublease recoveries of $34, as of February 23, 2013, and $74, net of estimated sublease recoveries of $26, as of February 25, 2012.

Goodwill and Intangible Assets with Indefinite Useful Lives

Goodwill

Goodwill is tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The Company’s determination of reporting units considers the quantitative and qualitative characteristics of aggregation of each of the components within the Retail Food, Save-A-Lot and Independent Business operating segments. The significant qualitative and economic characteristics used in determining our components to support their aggregation include types of businesses and the manner in which the components operate, consideration of key impacts to net sales, cost of sales, competitive risks and the extent to which components share assets and other resources. The Company’s reporting units are the operating segments of the business which consist of Retail Food, Save-A-Lot, and Independent Business. Goodwill was assigned to the reporting units as of the acquisition date, with no amounts being allocated between reporting units.

The Company’s Retail Food reporting unit is comprised of the aggregation of five traditional retail food store components under a variety of banners: Shoppers, Hornbacher’s, Farm Fresh, Cub Foods, and Shop’n Save. The Company’s hard-discount stores reporting unit is comprised of a single component under one banner: Save-A-Lot. The Independent Business reporting unit is comprised of the aggregation of four geographic distribution areas, which are organized based on region components: Eastern, Southeast, Midwest and Northern.

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

Fair value calculations contain significant judgments and estimates related to each reporting unit’s projected weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends and specific plans in place. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition. The Company has sufficient current and historical information available to support its judgments and estimates. However, if actual results are not consistent with the Company’s estimates future operating results may be materially impacted.

The Company’s goodwill attributable to each reporting unit consisted of the following:

Reporting Unit	2013	2012
Retail Food	$—	$—
Save-A-Lot	137	137
Independent Business	710	710

	$847	$847

The Company performed its annual test of goodwill during the fourth quarter of fiscal 2013, utilizing discount rates ranging between 11 percent and 15 percent to discount projected future cash flows for each reporting unit and perpetual growth rates ranged between 1 percent and 3 percent.

Management performed sensitivity analyses on the fair values resulting from the discounted cash flow analysis utilizing alternate assumptions that reflect reasonably possible changes to future assumptions. Based upon the Company’s analysis of the Independent Business and Save-A-Lot reporting units, a 100 basis point increase in the discount rate utilized in the discounted cash flow analysis would not have resulted in either reporting unit failing step one of the impairment test. Additionally, a 100 basis point decrease in the estimated perpetual sales growth rates utilized in the discounted cash flow analysis would not have resulted in either reporting unit failing the first step of the impairment tests. The fair value of goodwill for the Company’s Save-A-Lot reporting was in excess of 100 percent of the $137 carrying value. The fair value of the Company’s Independent Business reporting unit exceeded its $710 carrying value by approximately 60 percent. If the Company’s stock price experiences a significant and sustained decline, or other events or changes in circumstances, such as operating results not meeting plan indicate that impairment may have occurred, the Company would reassess the fair value of the implied goodwill compared to the carrying value.

The Company completed step one of the annual goodwill impairment evaluation during the fourth quarter for fiscal 2013 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required for fiscal 2013.

During fiscal 2012 and 2011, the Company recorded a non-cash impairment charges of $92 and $110, respectively in the Retail Food segment as a result of the annual goodwill impairment test. The impairment charge resulted from the significant and sustained decline in the Company’s market capitalization. As of year-end 2012 there was no remaining goodwill related to the Retail Food segment.

Intangible Assets with Indefinite Useful Lives

The Company reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment review consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to projected future revenues associated with the tradename based on management’s expectations of the current and future operating environment. The royalty cash flows are discounted using rates based on the weighted average cost of capital and the specific risk profile of the tradenames relative to the Company’s other assets. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition.

The Company completed the annual impairment test during the fourth quarter of fiscal 2013 for those intangible assets with indefinite useful lives. An impairment charge of $6 was recorded related to tradenames during the fourth quarter of fiscal 2013. Those charges were recorded in Goodwill and intangible asset impairment charges in the Consolidated Statements of Operations.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based primarily on each participant’s years of service, compensation, and age at retirement or termination. Effective December 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans whereby service crediting ended in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases continued to be reflected in the amount of benefit earned in these plans until December 31, 2012.

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

The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. Refer to Note 12-Benefit Plans in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

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

The Company’s expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The 10-year annual average rate of return on pension assets for fiscal 2013 and fiscal 2012 are lower than the assumed long-term rate of return of 7.25 and 7.50 percent due to the unprecedented decline in the economy and the credit market turmoil during fiscal 2008 and 2009. The 10 year rolling average annualized return for investments made in a manner consistent with our target allocations have generated average returns of approximately 8.1 percent based on returns from 1990 to 2012. The Company expects that the markets will recover to the assumed long-term rate of return. In accordance with accounting standards, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

At February 25, 2012, the Company converted to the 2012 Static Mortality Table for Annuitants and Non-Annuitants for calculating the pension and postretirement obligations and the fiscal expense. The impact of this change increased the February 25, 2012 projected benefit obligation by $10 and the accumulated postretirement benefit obligation by $1. This change increased the fiscal 2013 defined benefit pension plans expense by $2. The Static Mortality Table for Annuitants and Non-Annuitants is published annually and reflects a static projection of mortality improvements which are projected forward each year. The Company used the 2013 Static Mortality Table for Annuitants and Non-Annuitants to calculate the pension and postretirement obligations.

During 2013, the Company contributed $93 to its defined benefit pension plans. In addition the Company contributed $5 to its postretirement benefit plans in fiscal 2013, and expects to contribute approximately $118 to its defined benefit pension plans and approximately $7 to its postretirement benefit plans in fiscal 2014.

For fiscal 2014, each 25 basis point reduction in the discount rate would increase pension expense by approximately $12 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $6. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation as of the end of fiscal 2013, by approximately $10 and would increase service and interest cost by $1. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of fiscal 2013 by approximately $7 and would decrease service and interest cost by $1. Although the Company believes that its assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

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

The Company’s effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which the Company operates. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, the Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. The Company also provides interest on these liabilities at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from the Company’s estimates due to changes in facts, circumstances and new information. As of February 23, 2013 and February 25, 2012, the Company had $187 and $165 of unrecognized tax benefits, respectively.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to realize. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that the Company was more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. The Company had a valuation allowance of $1,358 and $12 as of February 23, 2013 and February 25, 2012, respectively.

Included in discontinued operations is the recognition of the additional tax basis in the shares of NAI offset by a valuation allowance on the estimated capital loss, as there is no current evidence that the capital loss will be used prior to its expiration.

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

In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities. Any projection of losses concerning workers’ compensation, healthcare and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, regulatory changes, benefit level changes and actual claim settlement patterns. If, in the future, the Company were to experience significant volatility in the amount and timing of cash payments compared to its earlier estimates, the Company would assess whether to continue to discount these liabilities. The Company had self-insurance liabilities of approximately $83, net of the discount of $7, and $81, net of the discount of $8, as of February 23, 2013 and February 25, 2012, respectively. As of February 23, 2013, each 25 basis point change in the discount rate would impact the self-insurance liabilities by less than $1. Prior to the NAI Banner Sale, the majority of the self-insurance liability for workers’ compensation was related to claims occurring in California. As a result of the NAI Banner Sale and the retention of liability for California self-insurance liabilities related to workers compensation by NAI, the Company has significantly reduced the extent of self-insurance obligations.

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

Cash Flow Information

Operating Activities

Net cash provided by operating activities from continuing operations was $417, $328 and $293 in fiscal 2013, 2012 and 2011, respectively.

The increase in net cash provided by operating activities from continuing operations in fiscal 2013 compared to fiscal 2012 is primarily attributable to an increase in cash provided from changes in operating assets and liabilities of $111.

The increase in net cash provided by operating activities in fiscal 2012 compared to fiscal 2011 is primarily attributable to lower Contributions to pension and postretirement benefit plans of $71, primarily due to the prefunding of $63 of fiscal 2012 contributions during fiscal 2011, and an increase in cash provided by deferred income taxes of $17, offset in part by a decrease in changes in operating assets and liabilities of $54.

Investing Activities

Net cash used in investing activities from continuing operations was $189, $370 and $315 in fiscal 2013, 2012 and 2011, respectively. The decrease in cash used in investing activities in fiscal 2013 compared to fiscal 2012 is primarily attributable to $152 less cash used in the purchases of Property, plant and equipment in fiscal 2013. The increase in net cash used in investing activities in fiscal 2012 compared to fiscal 2011 is due primarily to $79 in additional purchases of Property, plant and equipment, offset in part by $13 of additional proceeds from the sale of assets.

Financing Activities

Net cash used in financing activities from continuing operations was $496, $493 and $78 in fiscal 2013, 2012 and 2011, respectively. The increase in cash used in financing activities in fiscal 2013 compared to fiscal 2012 is primarily attributable to $58 of additional cash payments for debt financing costs, primarily offset by a decrease in cash used for the payment of dividends to stockholders of $37. The increase in cash used in financing activities in fiscal 2012 compared to fiscal 2011 is primarily attributable to higher net debt and capital lease payments of $434, primarily due to $545 in additional cash used in the payment of net debt and capital lease obligations in fiscal 2012.

Annual cash dividends declared for fiscal 2013, 2012 and 2011, were $.0875, $0.3500 and $0.3500 per share, respectively. In July 2012, the Company announced that it had suspended the payment of the regular quarterly dividend.

The Company and AB Acquisition LLC entered into a binding term sheet with the Pension Benefit Guaranty Corporation (the “PBGC”) relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan that were made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015—2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments.

Debt Management and Credit Agreements

On August 30, 2012, the Company entered into two new credit agreements: (i) a five-year $1,650 (subject to borrowing base availability) asset-based revolving credit facility (the “Revolving ABL Credit Facility”), secured by the Company’s inventory, credit card receivables and certain other assets, which bore interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or prime plus 0.75 percent to 1.25 percent, with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $850 term loan (the “Secured Term Loan Facility”), secured by a portion of the Company’s real estate and equipment, which bore interest at the rate of LIBOR plus 6.75 percent and included a floor on LIBOR set at 1.25 percent. These agreements replaced the Company’s senior secured credit facilities, which were composed of a $1,500 revolving credit facility under which $280 was outstanding, scheduled to mature in April 2015, a $574 term loan B-2 scheduled to mature in October 2015 and a $446 term loan B-3 scheduled to mature in April 2018. On August 30, 2012, the Company paid and capitalized $59 in loan origination and financing costs which is included in Other assets in the Consolidated Balance Sheets. As discussed below, the Revolving ABL Credit Facility and the Secured Term Loan Facility were refinanced with two new credit agreements on March 21, 2013 in connection with the NAI Banner Sale.

Certain of the Company’s material subsidiaries were co-borrowers with the Company under the Revolving ABL Credit Facility, and the Revolving ABL Credit Facility was guaranteed by the rest of the Company’s material subsidiaries. To secure the obligations under the Revolving ABL Credit Facility, the Company granted a perfected first-priority security interest for the benefit of the Revolving ABL Credit Facility lenders in its present and future inventory, credit card and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility were secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

The Secured Term Loan Facility was also guaranteed by the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility, the Company and the guarantors granted a perfected first-priority mortgage lien and security interest for the benefit of the Secured Term Loan Facility lenders in certain of their owned or ground-leased real estate and the equipment located on such real estate. As of February 23, 2013, there was $1,069 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Consolidated Balance Sheets. In addition, the obligations under the Secured Term Loan Facility were secured by second-priority secured interests in the collateral securing the Revolving ABL Credit Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

The loans under the Secured Term Loan Facility could be voluntarily prepaid at any time, subject to a prepayment fee in certain circumstances. The Secured Term Loan Facility had required repayments, equal to 1.00 percent of the initial drawn balance each year, payable quarterly, with the entire remaining balance due at the six year anniversary of the inception date. In addition, the Company was required to apply net cash proceeds (as defined in the Secured Term Loan Facility) from certain types of asset sales in amounts ranging from 50 percent to 100 percent (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company was also required to prepay the loans outstanding by up to 50 percent of its annual excess cash flow (as defined in the Secured Term Loan Facility). As of February 23, 2013, the loans outstanding under the Secured Term Loan Facility had a remaining principal balance of $834 at LIBOR plus 6.75 percent and included a LIBOR floor of 1.25 percent, of which $9 was classified as current.

As of February 23, 2013, there was $207 of outstanding borrowings under the Revolving ABL Credit Facility at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.250 percent. Letters of credit outstanding under the Revolving ABL Credit Facility were $360 at fees up to 2.125 percent and the unused available credit under the Revolving ABL Credit Facility was $857. As of February 23, 2013, the Revolving ABL Credit Facility was secured on a first priority basis by $2,092 of assets included in Inventories, all of the Company’s pharmacy scripts, included in Intangible assets, net and all credit card receivables of wholly-owned stores, included in Cash and cash equivalents in the Consolidated Balance Sheets.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company had the ability to borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remained under the Company’s control. As of February 23, 2013, there was $40 of outstanding borrowings under this facility at 1.98 percent. Facility fees on the unused portion are 0.70 percent. As of February 23, 2013, there was $282 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheet. As discussed below, this facility was repaid and terminated on March 21, 2013 in connection with the NAI Banner Sale.

In 2006, the Company issued $500 of senior unsecured notes bearing an interest rate of 7.50% due in 2014. In 2009, the Company issued $1,000 of senior unsecured notes bearing an interest rate of 8.00% due in 2016. These senior unsecured notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

As of February 23, 2013 and February 25, 2012, the Company had $18 and $28, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

On March 21, 2013, the Company completed the sale NAI for $100 in cash subject to working capital adjustments, and the assumption of certain debt and capital lease obligations of approximately $3,200, which were retained by NAI.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with Symphony Investors, LLC, owned by a Cerberus Capital Management, L.P. (“Cerberus”)-led investor consortium (“Symphony Investors”) and Cerberus, pursuant to which, upon the terms and subject to the conditions of the Tender Offer Agreement, and contingent upon the NAI Banner Sale, Symphony Investors tendered for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). Approximately 12 shares were validly tendered, representing approximately 5.5 percent of the issued and outstanding shares at the time of the Tender Offer expiration on March 20, 2013. All shares that were validly tendered and not properly withdrawn were accepted for payment in accordance with the terms of Tender Offer. In addition, pursuant to the terms of the Tender Offer Agreement, on March 21, 2013, SUPERVALU issued approximately 42 additional shares of common stock (approximately 19.9 percent of outstanding shares prior to the share issuance) to Symphony Investors at the Tender Offer price per share of $4.00, resulting in $170 in cash proceeds to the Company, which brought Symphony Investors ownership percent to 21.2 percent after the share issuance. Cash proceeds from the share issuance provided additional cash inflows from financing activities of $170 during the first quarter of fiscal 2014, which were used to reduce outstanding borrowings under the ABL Facility described below. The share issuance will have a dilutive effect on future net earnings (loss) per share due to the additional 42 shares outstanding.

On March 21, 2013, the Company entered into (i) an amended and restated five-year $1,000 asset-based revolving credit facility (the “ABL Facility”), secured by the Company’s inventory, credit card receivables and certain other assets, which will bear interest at the rate of LIBOR plus 1.75 percent to LIBOR plus 2.25 percent, depending on utilization and (ii) a new six-year $1,500 term loan (the “Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which will bear interest at the rate of LIBOR plus 5.00 percent and include a floor on LIBOR set at 1.25 percent (collectively, the “Refinancing Transactions”).

The proceeds of the Refinancing Transactions were used to replace the Company’s existing five-year $1,650 Revolving ABL Credit Facility, the existing $850 Secured Term Loan Facility and the $200 accounts receivable securitization facility, and refinanced the $490 of 7.5% senior notes due 2014.

In connection with the Refinancing Transactions, the Company paid financing costs of approximately $78, of which approximately $63 will be capitalized and $15 will be expensed. In addition, the Company will recognize a non-cash charge of approximately $32 for the write-off of existing unamortized financing costs and $22 for the accelerated amortization of original issue discount on the existing term loan.

Certain of the Company’s material subsidiaries are co-borrowers under the ABL Facility, and the ABL Facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the ABL Facility, the “ABL Loan Parties”). To secure their obligations under the ABL Facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the ABL Facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the ABL Facility are secured by second-priority liens on and security interests in the collateral securing the Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

The revolving loans under the ABL Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the ABL Facility are required to repay the revolving loans in cash and provide cash collateral under the ABL Facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the ABL Facility lenders’ commitments under the ABL Facility.

The Term Loan Facility is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Term Loan Facility, the Company granted a perfected first-priority mortgage lien and security interest for the benefit of the Term Loan Facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business and substantially all of the Term Loan Parties’ intellectual property, and agreed to grant first priority liens and security interests on certain of the Term Loan Parties’ owned or ground leased real estate within 90 days after the closing of the Term Loan Facility and certain additional equipment of the Term Loan Parties within 120 days after the closing of the Term Loan Facility, subject to any extensions that may be granted. In addition, the obligations of the Term Loan Parties under the Term Loan Facility are secured by second-priority security interests in the collateral securing the ABL Facility.

The loans under the Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Credit Facility) from certain types of asset sales (excluding proceeds of the collateral security of the ABL Facility and other secured indebtedness) to prepay the loans outstanding under the Term Loan Facility. Also, beginning with the Company’s fiscal year ending February 22, 2014, the Company must prepay loans outstanding under the Term Loan Facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the Term Loan Facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the Term Loan Facility).

The Company’s credit facilities and certain long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented.

On March 20, 2013, in conjunction with the completion of the Tender Offer the Company’s Board of Directors deemed the completion of the Tender Offer and issuance of common stock to Symphony Investors a change-in-control for the purposes of the Company’s outstanding stock-based awards which allowed for the acceleration of vesting under certain stock-based awards. The deemed change-in-control may result in the immediate acceleration of the award, or may allow acceleration of the award only if certain other events occur. As a result of this action, the 2013 and 2012 long-term incentive program awards were immediately accelerated resulting in the recognition of the remaining unamortized stock-based compensation and, as nearly all the awards were underwater, the pay-out to employees was insignificant. Outstanding options granted prior to May of fiscal 2011 were also immediately accelerated resulting in the recognition of the remaining unamortized costs. The deemed change-in-control resulted in acceleration of options granted after May of fiscal 2011 and outstanding restricted stock awards for certain employees also meeting certain qualifying criteria. The Company recognized $10 of stock-based compensation expense in the first quarter of fiscal 2014 as a result of the deemed change-in-control.

Capital Expenditures

Capital spending for fiscal 2013 was $241, including $13 of non-cash capital leases additions. Capital spending primarily included store remodeling activity, new retail stores and technology expenditures. The Company’s capital spending for fiscal 2014 is projected to be approximately $150 to $160 including capital leases.

Pension and Other Postretirement Benefit Obligations

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $98, $83 and $154 in fiscal 2013, 2012 and 2011, respectively, in accordance with minimum Employee Retirement Income Security Act of 1974, as amended (“ERISA”) requirements. Cash contributions decreased in fiscal 2012 compared to fiscal 2011 due to pre-funding of $63 in fiscal 2011 for fiscal 2012 contributions. Fiscal 2014 total defined benefit pension plans and other postretirement benefit plan contributions are estimated to be approximately $120 to $130.

Liquidity Requirements

Subsequent to the Refinancing Transactions, the Company has approximately $22, $33 and $15 in aggregate debt maturities due in fiscal 2014, 2015 and 2016, respectively. Payments to reduce capital lease obligations will approximate $30 for fiscal 2014, 2015, and 2016.

The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution amount required under ERISA and the Pension Protection Act of 2006 as determined by the Company’s external actuarial consultant. At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash including expected return on assets, discount rates, cost of debt, reducing or eliminating required PBGC variable rate premiums or in order to achieve exemption from participant notices of underfunding. In addition, the Company has entered into an agreement with the PBGC relating to the NAI Banner Sale where it has agreed to contribute in excess of the minimum required amounts by additional contributions of $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 23, 2013. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 23, 2013, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $84 and represented $60 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company has guaranteed the obligations of American Stores Company (“ASC”) under the ASC indenture which total $467 notes outstanding. As part of the NAI Banner Sale, AB Acquisition assumed the ASC debt but the existing guarantee as provided to the ASC bondholders will not be released and the Company continues as guarantor. Concurrently with the close of the NAI Banner Sale, AB Acquisition, entered into an agreement with the Company to indemnify the Company for any consideration used to satisfy the guarantee by depositing $467 into an escrow account, which gives the Company first priority interest and the trustee of the ASC bondholders second priority interest in the collateral balance.

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

Expense is recognized in connection with these plans as contributions are funded, in accordance with generally accepted accounting principles. The Company made contributions to these plans, and recognized expense, of $38, $38 and $37 in fiscal 2013, 2012 and 2011, respectively. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

Based on the assessment of the most recent information available, the Company believes that most of the multiemployer plans to which it contributes are underfunded. The Company is only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability of the Company. However, the Company has attempted, as of February 23, 2013, to estimate its “proportionate share” of the underfunding of multiemployer plans to which the Company contributes, based on the ratio of its contributions to the total of all contributions to these plans in a year. As of February 23, 2013, the estimate of the Company’s share of the underfunding of multiemployer plans to which it contributes was $482, pre-tax, or $296, after-tax. This represents an increase in the estimated proportionate share of the underfunding of approximately $38, pre-tax, or $23, after-tax, as of February 23, 2013, compared to February 25, 2012. The increase in the Company’s proportionate share of underfunding is attributable to the changes in contribution rates resulting from renegotiated collective bargaining agreements, lower than anticipated return on assets and benefit payments in relation to contributions received. The estimate is based on the most current information available to the Company including actuarial evaluations and other data, and may be outdated or otherwise unreliable.

Company contributions can fluctuate from year to year due to store closures and reductions in headcount. In fiscal 2013, the Company contributions to multiemployer pension plans were unchanged over the prior year. In fiscal 2014, the Company expects to contribute approximately $40 to $45 to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to record a withdrawal liability. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with U.S. generally accepted accounting standards.

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

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s significant contractual obligations attributable to continuing operations as of February 23, 2013.

	Payments Due Per Period
	Total	Fiscal 2014	Fiscal 2015- 2016	Fiscal 2017- 2018	Thereafter
Contractual obligations of continuing operations:
Long-term debt (1)	$2,599	$19	$565	$1,224	$791
Interest on long-term debt (2)	733	190	336	174	33
Operating leases (3)	589	106	190	125	168
Capital leases (4)	437	53	96	83	205
Benefit obligations (5)	5,910	160	277	295	5,178
Purchase obligations (6)	364	194	140	30	—
Self-insurance obligations	91	27	30	13	21

Total contractual obligations of continuing operations	$10,723	$749	$1,634	$1,944	$6,396

(1)	Long-term debt amounts exclude any original issue discounts.
(2)	Amounts include contractual interest payments using the interest rate as of February 23, 2013 applicable to the Company’s variable interest debt instruments and stated fixed rates for all other debt instruments.
(3)	Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $49, $8, $20, $15 and $6, respectively.
(4)	Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $15, $3, $5, $4 and $3, respectively.
(5)	The Company’s benefit obligations include the undiscounted obligations related to sponsored defined benefit pension and postretirement benefit plans and deferred compensation plans. The defined benefit pension plans have plan assets of $2,031 as of the end of February 23, 2013. As part of the NAI Banner Sale in the first quarter of fiscal 2014, the Company agreed with the PGBC to contribute in excess of the minimum required amounts by contributing $50 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017, which amounts are not included in the table above.
(6)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 23, 2013, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, the Company enters into supply contracts to purchase product for resale to consumers and to Independent Business wholesale customers which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including notes receivable and debt obligations. For debt obligations, the table presents principal payments and related weighted average interest rates by year of maturity using interest rates as of February 23, 2013, applicable to variable interest debt instruments and stated fixed rates for all other debt instruments, excluding any original issue discounts. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected year of maturity.

	Summary of Financial Instruments
	February 23, 2013		Aggregate payments by fiscal year
	Fair Value	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions, except rates)
Notes receivable
Principal receivable	$18	$16	$6	$3	$3	$2	$1	$1
Average rate receivable		8.7%	7.3%	9.5%	9.7%	9.5%	10.0%	9.4%
Debt with variable interest rates
Principal payments	$1,121	$1,108	$18	$67	$9	$8	$215	$791
Average variable rate		6.5%	3.7%	1.9%	8.0%	8.0%	2.6%	8.0%
Debt with fixed interest rates
Principal payments	$1,495	$1,491	$1	$490	$—	$1,000	$—	$—
Average fixed rate		7.8%	6.0%	7.5%	—	8.0%	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 23, 2013 and February 25, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 23, 2013. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended February 23, 2013. We also have audited SUPERVALU INC.’s internal control over financial reporting as of February 23, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on SUPERVALU INC.’s internal control over financial reporting, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 23, 2013 and February 25, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 23, 2013, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 23, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP

Minneapolis, Minnesota

April 24, 2013

SUPERVALU INC. and Subsidiaries

CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(In millions)

	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)	February 26, 2011 (52 weeks)
Net sales
Retail Food	$4,736	$4,921	$5,054
% of total	27.7%	28.4%	29.1%
Save-A-Lot	4,195	4,221	3,890
% of total	24.5%	24.3%	22.4%
Independent Business	8,166	8,194	8,413
% of total	47.8%	47.3%	48.5%

Total net sales	$17,097	$17,336	$17,357
	100.0%	100.0%	100.0%

Operating earnings (loss)
Retail Food(1)	$(420)	$(328)	$(415)
% of sales	(8.9)%	(6.7)%	(8.2)%
Save-A-Lot(1)	146	232	197
% of sales	3.5%	5.5%	5.1%
Independent Business(1)	189	243	257
% of sales	2.3%	3.0%	3.1%
Corporate(1)	(72)	(51)	(69)

Total operating earnings (loss)	(157)	96	(30)
% of sales	(0.9)%	0.6%	(0.2%)
Interest expense, net	269	247	230

Loss from continuing operations before income taxes	(426)	(151)	(260)
Income tax benefit	(163)	(41)	(60)

Net loss from continuing operations	(263)	(110)	(200)
Net loss from discontinued operations, net of tax	(1,203)	(930)	(1,310)

Net loss	$(1,466)	$(1,040)	$(1,510)

Depreciation and amortization
Retail Food	$233	$226	$217
Save-A-Lot	68	62	56
Independent Business	64	67	81

Total	$365	$355	$354

Capital expenditures
Retail Food	$107	$214	$146
Save-A-Lot	101	130	132
Independent Business	33	59	45

Total	$241	$403	$323

Identifiable assets
Retail Food	$1,695	$2,229	$2,161
Save-A-Lot	936	867	784
Independent Business	1,857	1,955	2,050
Corporate	75	84	119
Discontinued operations	6,471	6,966	8,644

Total	$11,034	$12,101	$13,758

(1)	Operating segment earnings (loss), primarily Retail Food, includes pension expense of $83, $88, $69 in fiscal 2013, 2012 and 2011 for inactive participants in the SUPERVALU Retirement Plan. This pension expense is anticipated to be reclassified primarily to Corporate Operating earnings (loss) for future periods to reflect the structure of the organization under which the business will be managed. Upon the change in structure all corresponding balances for earlier periods will be recast for comparability.

During fiscal 2013, the Company disaggregated its previous reportable segment, Retail Food, into two separate reportable segments: Retail Food and Save-A-Lot (formerly referred to the Hard Discount operating segment within the Retail Food reportable segment) and previously reported segment information has been revised to conform to current presentation. These changes do not revise or restate information previously reported in the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows for the Company for any period. Refer to Note 14—Segment Information in the accompanying Notes to Consolidated Financial Statements for additional information concerning the Company’s reportable segments.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)	February 26, 2011 (52 weeks)
Net sales	$17,097	$17,336	$17,357
Cost of sales	14,803	14,926	14,957

Gross profit	2,294	2,410	2,400
Selling and administrative expenses	2,445	2,222	2,320
Goodwill and intangible asset impairment charges	6	92	110

Operating earnings (loss)	(157)	96	(30)

Interest
Interest expense	272	251	235
Interest (income)	(3)	(4)	(5)

Interest expense, net	269	247	230

Loss from continuing operations before income taxes	(426)	(151)	(260)
Income tax benefit	(163)	(41)	(60)

Net loss from continuing operations	(263)	(110)	(200)
Loss from discontinued operations, net of tax	(1,203)	(930)	(1,310)

Net loss	$(1,466)	$(1,040)	$(1,510)

Basic and diluted net loss per share
Continuing operations	$(1.24)	$(0.52)	$(0.94)
Discontinued operations	(5.67)	(4.39)	(6.19)

Net loss per share	$(6.91)	$(4.91)	$(7.13)

Weighted average number of shares outstanding
Basic	212	212	212
Diluted	212	212	212

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)	February 26, 2011 (52 weeks)
Net loss	$(1,466)	$(1,040)	$(1,510)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefits income (loss), net of tax of $(22), $129 and $(28), respectively	45	(211)	32

Comprehensive loss	$(1,421)	$(1,251)	$(1,478)

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 23, 2013	February 25, 2012
ASSETS
Current assets
Cash and cash equivalents	$72	$64
Receivables, net	466	499
Inventories, net	854	908
Other current assets	84	186
Current assets of discontinued operations	1,494	1,616

Total current assets	2,970	3,273

Property, plant and equipment, net	1,700	2,099
Goodwill	847	847
Intangible assets, net	51	64
Deferred tax assets	345	268
Other assets	144	122
Long-term assets of discontinued operations	4,977	5,428

Total assets	$11,034	$12,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,089	$1,168
Accrued vacation, compensation and benefits	275	298
Current maturities of long-term debt and capital lease obligations	74	345
Other current liabilities	211	222
Current liabilities of discontinued operations	2,701	1,606

Total current liabilities	4,350	3,639

Long-term debt and capital lease obligations	2,815	2,881
Pension and other postretirement benefit obligations	962	1,024
Long-term tax liabilities	308	278
Other long-term liabilities	223	272
Long-term liabilities of discontinued operations	3,791	3,986
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 and $1.00 par value, respectively: 400 shares authorized; 230 shares issued	2	230
Capital in excess of par value	3,046	2,855
Treasury stock, at cost, 17 and 18 shares, respectively	(474)	(515)
Accumulated other comprehensive loss	(612)	(657)
Accumulated deficit	(3,377)	(1,892)

Total stockholders’ equity (deficit)	(1,415)	21

Total liabilities and stockholders’ equity	$11,034	$12,101

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of February 27, 2010	$230	$2,857	$(528)	$(478)	$806	$2,887
Net loss	—	—	—	—	(1,510)	(1,510)
Other comprehensive income, net of tax of $28	—		—	32	—	32
Cash dividends declared on common stock $0.3500 per share	—	—	—	—	(74)	(74)
Stock-based compensation	—	5	6	—	—	11
Purchase of shares for treasury	—	—	(3)	—	—	(3)
Other	—	(7)	4	—	—	(3)

Balances as of February 26, 2011	230	2,855	(521)	(446)	(778)	1,340
Net loss	—	—	—	—	(1,040)	(1,040)
Other comprehensive loss, net of tax of $129	—	—	—	(211)	—	(211)
Cash dividends declared on common stock $0.3500 per share	—	—	—	—	(74)	(74)
Stock-based compensation	—	8	6	—	—	14
Other	—	(8)	—	—	—	(8)

Balances as of February 25, 2012	230	2,855	(515)	(657)	(1,892)	21
Net loss	—	—	—	—	(1,466)	(1,466)
Other comprehensive income, net of tax of $22	—	—	—	45	—	45
Cash dividends declared on common stock $0.0875 per share	—	—	—	—	(19)	(19)
Stock-based compensation	—	(27)	41	—	—	14
Change in par value of common stock	(228)	228	—	—	—	—
Other		(10)				(10)

Balances as of February 23, 2013	$2	$3,046	$(474)	$(612)	$(3,377)	$(1,415)

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)	February 26, 2011 (52 weeks)
Cash flows from operating activities
Net loss	$(1,466)	$(1,040)	$(1,510)
Net loss from discontinued operations, net of tax	(1,203)	(930)	(1,310)

Net loss from continuing operations	(263)	(110)	(200)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	6	92	110
Asset impairment and other charges	283	6	63
Net (gain) loss on sale of assets and exits of surplus leases	(6)	(25)	18
Depreciation and amortization	365	355	354
LIFO charge	4	16	5
Deferred income taxes	(50)	13	(4)
Stock-based compensation	13	13	14
Net pension and other postretirement benefits cost	102	106	91
Contributions to pension and other postretirement benefit plans	(98)	(83)	(154)
Other adjustments	26	21	18
Changes in operating assets and liabilities:
Receivables	30	(6)	(26)
Inventories	51	10	(20)
Accounts payable and accrued liabilities	(69)	(108)	(4)
Income taxes payable	75	55	81
Other changes in operating assets and liabilities	(52)	(27)	(53)

Net cash provided by operating activities – continuing operations	417	328	293
Net cash provided by operating activities – discontinued operations	481	728	870

Net cash provided by operating activities	898	1,056	1,163

Cash flows from investing activities
Proceeds from sale of assets	38	29	16
Purchases of property, plant and equipment	(228)	(402)	(323)
Other	1	3	(8)

Net cash used in investing activities – continuing operations	(189)	(370)	(315)
Net cash (used in) provided by investing activities – discontinued operations	(175)	(114)	88

Net cash used in investing activities	(364)	(484)	(227)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,713	291	180
Payments of long-term debt and capital lease obligations	(2,099)	(700)	(155)
Dividends paid	(37)	(74)	(74)
Net proceeds from the sale of common stock under option plans and related tax benefits	—	—	2
Payments for debt financing costs	(66)	(8)	(25)
Payments for purchase of treasury shares	—	—	(3)
Other	(7)	(2)	(3)

Net cash used in financing activities – continuing operations	(496)	(493)	(78)
Net cash used in financing activities – discontinued operations	(46)	(94)	(897)

Net cash used in financing activities	(542)	(587)	(975)

Net decrease in cash and cash equivalents	(8)	(15)	(39)
Cash and cash equivalents at beginning of year	157	172	211

Cash and cash equivalents at end of year	$149	$157	$172

Less cash and cash equivalents of discontinued operations at end of year	(77)	(93)	(93)

Cash and cash equivalents of continuing operations at end of year	$72	$64	$79

SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s non-cash activities were as follows:
Capital lease asset additions and related obligations	$13	$1	$—
Purchases of property, plant and equipment included in Accounts payable	$10	$44	$28
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$232	$227	$201
Income taxes paid (net of refunds)	$31	$73	$11

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”) operates primarily in the United States grocery channel. SUPERVALU provides supply chain services, primarily wholesale distribution, operates five competitive, regionally-based traditional format grocery banners under the Cub Foods, Farm Fresh, Hornbacher’s, Shop ‘n Save and Shoppers Food & Pharmacy banners, and operates hard discount retail stores and licenses stores to independent operators under the Save-A-Lot banner.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. References to the Company refer to SUPERVALU INC. and Subsidiaries.

During the fourth quarter of fiscal 2013, the Company entered into a stock purchase agreement to sell the operations of the Company’s New Albertson’s, Inc. subsidiary (“New Albertsons” or “NAI”), including the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market retail banners and the associated Osco and Sav-on in-store pharmacies. The sale was completed effective March 21, 2013, during the Company’s first quarter of fiscal 2014. The operations of New Albertsons were acquired from Albertson’s, Inc. during fiscal 2007 and are being reported as discontinued operations in the Consolidated Statements of Operations for all fiscal years presented. The assets and liabilities of the NAI disposal group are presented separately in the Consolidated Balance Sheets for all periods presented. Unless otherwise indicated, references to the Consolidated Statements of Operations and the Consolidated Balance Sheets in the Notes to the Consolidated Financial Statements exclude all amounts related to discontinued operations. See Note 15 – Discontinued Operations and Divestitures for additional information regarding these discontinued operations.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its wholly-owned subsidiary, New Albertsons, Inc., the February 23, 2013 and February 25, 2012 Consolidated Balance Sheets include the assets and liabilities related to New Albertsons, Inc. as of February 21, 2013 and February 23, 2012, respectively. The last three fiscal years consist of 52 week periods ended February 23, 2013, February 25, 2012 and February 26, 2011.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“accounting standards”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods presented. Actual results could differ from those estimates.

Revenue Recognition

Revenues from product sales are recognized at the point of sale for the Retail Food segment, at the point of sale for Save-A-Lot’s retail operations, and upon delivery for Save-A-Lot’s independent licensees, and upon delivery for the Independent Business segment. Typically, invoicing, shipping, delivery and customer receipt of Independent Business product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided. Discounts and allowances provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in Net sales as the products are sold to customers. Sales tax is excluded from Net sales.

Revenues and costs from third-party logistics operations are recorded gross when the Company is the primary obligor in a transaction, is subject to inventory or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all of these indicators. If the Company is not the primary obligor and amounts earned have little or no inventory or credit risk, revenue is recorded net as management fees when earned.

Cost of Sales

Cost of sales in the Consolidated Statement of Operations includes cost of inventory sold during the period, including purchasing, receiving, warehousing and distribution costs, and shipping and handling fees.

Retail Food and Save-A-Lot advertising expenses are a component of Cost of sales and are expensed as incurred. Retail Food and Save-A-Lot advertising expenses, net of cooperative advertising reimbursements, were $86, $69 and $42 for fiscal 2013, 2012 and 2011, respectively.

The Company receives allowances and credits from vendors for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. The Company recognizes vendor funds for merchandising and buying activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the milestone is not probable, the payment or rebate is recognized only when and if the milestone is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized on a straight-line basis over the life of the contracts.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store and corporate employee-related costs, such as salaries and wages, health and welfare, worker’s compensation and pension benefits, as well as rent, occupancy and operating costs, depreciation and amortization and other administrative costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as operating activities in the Consolidated Statements of Cash Flows. As of February 23, 2013, February 25, 2012, and February 26, 2011, the Company had net book overdrafts of $131, $147 and $203, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments, estimations and assumptions based on the information considered and result in a further deterioration of accounts and notes receivable. The allowance for losses on receivables was $5 and $3 at February 23, 2013 and February 25, 2012, respectively. Bad debt expense was $11, $6 and $11 in fiscal 2013, 2012 and 2011, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

The Company uses one of either replacement cost, weighted average cost, or the retail inventory method (“RIM”) to value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve. As of February 23, 2013 and February 25, 2012, approximately 60 percent of the Company’s inventories were valued under the LIFO method.

As of February 23, 2013 and February 25, 2012, approximately 5 percent and 4 percent, respectively, of the Company’s inventories were valued under the replacement cost method before application of any LIFO reserve. The weighted average cost and RIM methods of inventory valuation together comprised approximately 55 percent and 56 percent of inventory as of February 23, 2013 and February 25, 2012, respectively, before application of any LIFO reserve.

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

As of February 23, 2013 and February 25, 2012, approximately 23 percent and 22 percent, respectively, of the Company’s inventories were valued using the cost, weighted average cost and RIM methods under the FIFO method of inventory accounting. The remaining 17 percent and 18 percent of the Company’s inventories as of February 23, 2013 and February 25, 2012, respectively, were valued using the replacement cost approach under the FIFO method of inventory accounting. The replacement cost approach applied under the FIFO method results in inventories recorded at the lower of cost or market because of the very high inventory turnover and the resulting low inventory days supply for these items of inventory.

During fiscal 2013, 2012 and 2011, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2013, 2012 and 2011 purchases. As a result, Cost of sales decreased by $6, $9 and $5 in fiscal 2013, 2012 and 2011, respectively. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $211 and $207 as of February 23, 2013 and February 25, 2012, respectively.

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

Planned Business Dispositions

The Company reviews the presentation of planned business dispositions in the Consolidated Financial Statements based on the available information and events that have occurred.

The review consists of evaluating whether the business meets the definition as a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether any significant continuing involvement would remain. In addition, the Company evaluates whether the business has met the criteria to be classified as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date including an active program to market the business and the disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented as a separate line on the Consolidated Statements of Operations. Prior to disposition, the assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Consolidated Balance Sheets.

Businesses held for sale are reviewed for recoverability of the carrying value of the business upon meeting the classification requirements. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill, indefinite lived intangible assets and other assets are assessed. After the valuation process is completed the held for sale business is reported at the lower of its carrying value or fair value less cost to sell and no additional depreciation or amortization expense is recognized. The carrying value of a held for sale business includes the portion of the accumulated other comprehensive loss associated with pension obligations of the operations of the business.

The anticipated loss on disposition of New Albertsons of $1,150 was recognized as of February 23, 2013 and is presented as a component of Current liabilities of discontinued operations in the Consolidated Balance Sheets. There are inherent judgments and estimates used in determining impairment charges. The sale of a business can result in the recognition of a gain or loss that differs from that anticipated prior to closing.

Property, Plant and Equipment, Net

Property, plant and equipment are carried at cost. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and capitalized lease assets. Interest on property under construction of $4, $6 and $8 was capitalized in fiscal 2013, 2012 and 2011, respectively.

Goodwill and Intangible Assets

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business which consist of Retail Food, Save-A-Lot and Independent Business. As of February 23, 2013, Goodwill balances existed in the Save-A-Lot and Independent Business reporting units. Fair values are determined by using both the market approach, applying a multiple of earnings based on the guideline publicly traded company method, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

The Company reviews the composition of its reporting units on an annual basis and on an interim basis if events or circumstances indicate that the composition of the Company’s reporting units may have changed. There were no changes in the Company’s reporting units as a result of the fiscal 2013 and 2012 reviews.

Intangible Assets

The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to management’s estimate of projected future revenues associated with the tradename. The royalty cash flows are discounted using rates based on the weighted average cost of capital discussed above and the specific risk profile of the tradenames relative to the Company’s other assets. Refer to Note 2—Goodwill and Intangible Assets in the accompanying Notes to Consolidated Financial Statements for the results of the goodwill and intangible assets with indefinite useful lives testing performed during fiscal 2013, 2012 and 2011.

Impairment of Long-Lived Assets

The Company monitors the recoverability of its long-lived assets such as buildings and equipment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, including current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested.

If impairment is identified for long-lived assets to be held and used, the fair value is compared to the carrying value of the group of assets and an impairment charge is recorded for the excess of the carrying value over the fair value. For long-lived assets that are classified as assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Fair value is based on current market values or discounted future cash flows using Level 3 inputs. The Company estimates fair value based on the Company’s experience and knowledge of the market in which the property is located and, when necessary, utilizes local real estate brokers. The Company’s estimate of undiscounted cash flows attributable to the asset groups included only future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Long-lived asset impairment charges are a component of Selling and administrative expenses in the Consolidated Statements of Operations.

The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which historically has been at the geographic market level. The Company reviewed its long-lived asset grouping policy during the fourth quarter of fiscal 2013. During the review, the Company determined it would be more appropriate to evaluate long-lived assets for impairment at the store level of a geographic market within the Save-A-Lot segment which continued to show higher indicators of economic decline, and which led to revised operating market strategies. The Company determined that impairment of the long-lived assets within this asset group had occurred based on reviewing estimated cash flows, which were less than their carrying values. During the fourth quarter of fiscal 2013, based upon the results of impairment testing which indicated the carrying value exceeded the fair value of the revised asset group, the Company recorded a pre-tax non-cash impairment charge of approximately $8 related to a store level impairment review and a charge related to a geographic market in the Company’s Save-A-Lot segment.

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

During fiscal 2013, the Company announced the closure of approximately 22 non-strategic stores within the Save-A-Lot segment including the exit of a geographic market, resulting in an impairment of $16 related to these stores’ long-lived assets. Refer to Note 3 – Reserves for Closed Properties and Property, Plant and Equipment-Related Charges in the accompanying Notes to Consolidated Financial Statements.

In addition, the Company recorded an impairment charge of $5 in the Independent Business segment, based upon the results of impairment testing which indicated the carrying value exceeded the fair value of a distribution center held and used in operations.

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

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 0.4 percent to 5.1 percent for fiscal 2013, 0.4 percent to 5.1 percent for fiscal 2012, and 0.6 percent to 5.1 percent for fiscal 2011.

Changes in the Company’s self-insurance liabilities consisted of the following:

	2013	2012	2011
Beginning balance	$81	$83	$77
Expense	29	23	32
Claim payments	(27)	(25)	(26)

Ending balance	83	81	83
Less current portion	(27)	(26)	(27)

Long-term portion	$56	$55	$56

The reserves for self-insurance are included in Other current liabilities and the long-term portion is included in Other long-term liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $7 and $8 as of February 23, 2013 and February 25, 2012, respectively.

Benefit Plans

The Company recognizes the funded status of its Company sponsored defined benefit plans in its Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of other comprehensive income (loss), net of tax, in the Consolidated Statements of Comprehensive Loss and Consolidated Statement of Stockholders’ Equity. The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. These assumptions are disclosed in Note 12—Benefit Plans in the accompanying Notes to Consolidated Financial Statements. Actual results that differ from the assumptions are accumulated and amortized over future periods in accordance with accounting standards.

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

The Company also contributes to several employee 401(k) retirement savings plans. Benefit expense for these multiemployer plans is recognized as contributions are made to these plans.

Derivatives

The Company’s limited involvement with derivatives is primarily to manage its exposure to changes in energy prices utilized in the shipping process, and in the Company’s stores and warehouses. The Company uses derivatives only to manage well-defined risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. The Company enters into energy commitments that it expects to utilize in the normal course of business. The fair value of the Company’s derivatives was insignificant as of February 23, 2013 and February 25, 2012.

Stock-Based Compensation

The Company uses the straight-line method to recognize compensation expense based on the fair value on the date of grant, net of the estimated forfeiture rate, over the requisite service period related to each award.

The fair value of stock options are estimated as of the date of grant using the Black-Scholes option pricing model using Level 3 inputs. The estimation of the fair value of stock options incorporates certain assumptions, such as risk-free interest rate and expected volatility, dividend yield and life of options.

The fair value of performance awards granted under the Company’s long-term incentive program (“LTIP”), are estimated as of the date of the grant using the Monte Carlo option pricing model using Level 3 inputs. Refer to Note 9—Stock-Based Awards in the accompanying Notes to the Consolidated Financial Statements for further discussion of LTIP performance awards. The fair value of certain performance awards contain a variable cash settlement feature that is measured at fair value on a recurring basis using Level 3 inputs. The estimation of the fair value of each performance award, including the cash settlement feature, incorporates certain assumptions such as risk-free interest rate and expected volatility, dividend yield and life of the awards. The fair value of the cash settlement features that is measured at fair value on a recurring basis was insignificant as of February 23, 2013 and February 25, 2012.

Income Taxes

Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. Refer to Note 8—Income Taxes in the accompanying Notes to the Consolidated Financial Statements for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income tax assets are reported as a current or noncurrent asset or liability based on the classification of the related asset or liability according to the expected date of reversal.

The Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The Company also provides interest on these liabilities at the appropriate statutory interest rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in Selling and administrative expenses in the Consolidated Statements of Operations.

Net Loss Per Share

Basic net earnings (loss) per share is calculated using net earnings (loss) available to stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is determined after giving effect to the dilutive impacts of stock options, performance awards and restricted stock awards.

Reclassifications

As a result of the consummation of the NAI stock purchase agreement and the related sale of the Company’s NAI subsidiary, the operations and assets and liabilities of the Company’s former NAI businesses have been classified as discontinued operations in the Company’s Consolidated Financial Statements for all periods presented. Refer to Note 15 – Discontinued Operations and Divestitures in the accompanying Notes to Consolidated Financial Statements for additional information regarding these discontinued operations.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance through accounting standard update (“ASU”) 2011-05, which amended certain rules regarding the presentation of comprehensive income (loss). This amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 became effective for the Company in the first quarter of fiscal 2013. In December 2011, the FASB deferred the provisions dealing with reclassification adjustments beyond ASU 2011-05’s effective date. The Company adopted this amended standard in the first quarter of fiscal 2013 by presenting separate Consolidated Statements of Comprehensive Loss immediately following the Consolidated Statements of Operations. This standard did not have a material effect on the Company’s Consolidated Financial Statements, as the standard only affected the disclosure of comprehensive income (loss).

Recently Issued Accounting Standards

In February 2013, the FASB issued authoritative guidance through ASU 2013-02 surrounding the presentation of items reclassified from Accumulated other comprehensive income (loss) to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of Accumulated other comprehensive income (loss) and into net earnings in their entirety and the effect of the reclassification on each affected Statement of Operations line item. In addition, for Accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required accounting standard disclosures is required. This guidance is effective for the Company in the first quarter of fiscal 2014. The Company believes that the adoption of this guidance will not have a material impact on its financial condition or results of operations.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 26, 2011	Additions	Impairments	Other net adjustments	February 25, 2012	Additions	Impairments	Other net adjustments	February 23, 2013
Goodwill:
Retail Food goodwill	$887	$—	$—	$(1)	$886	$—	$—	$—	$886
Accumulated impairment losses	(794)	—	(92)	—	(886)	—	—	—	(886)

Total Retail Food goodwill, net	93	—	(92)	(1)	—	—	—	—	—
Save-A-Lot goodwill	137	—	—	—	137	—	—	—	137
Independent Business goodwill	710	—	—	—	710	—	—	—	710

Total goodwill	$940	$—	$(92)	$(1)	$847	$—	$—	$—	$847

	February 26, 2011	Additions	Impairments	Other net adjustments	February 25, 2012	Additions	Impairments	Other net adjustments	February 23, 2013
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$14	$—	$—	$—	$14	$—	$(6)	$1	$9
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $65 and $56 as of February 23, 2013 and February 25, 2012, respectively)	103	2	—	—	105	1	—	—	106
Non-compete agreements (accumulated amortization of $2 and $2 as of February 23, 2013 and February 25, 2012, respectively)	3	—	—	—	3	—	—	—	3

Total intangible assets	120	2	—	—	122	1	(6)	1	118
Accumulated amortization	(50)	(8)	—	—	(58)	(8)	—	(1)	(67)

Total intangible assets, net	$70				$64				$51

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred.

The Company conducted an annual impairment test of the net book value of goodwill and intangible assets with indefinite useful lives during the fourth quarter of fiscal 2013. The fair value of goodwill for the Company’s Save-A-Lot reporting was in excess of 100 percent of the $137 carrying value. The fair value of the Company’s Independent Business reporting unit exceeded its $710 carrying value by approximately 60 percent. The Company recorded a pre-tax non-cash impairment charge of $6 in the Independent Business segment for tradenames with indefinite useful lives during the fourth quarter of fiscal 2013.

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

During the third and fourth quarters of fiscal 2012 and 2011 the Company’s stock price experienced a significant and sustained decline and the book value per share substantially exceeded the stock price. As a result, the Company performed reviews of goodwill and intangible assets with indefinite useful lives for impairment, which indicated that the carrying value of Retail Food’s goodwill and certain intangible assets with indefinite useful lives exceeded their estimated fair values. The Company recorded preliminary non-cash goodwill impairment charges of $54 during the third quarter of fiscal 2012 due to the significant and sustained decline in the Company’s market capitalization and updated discounted cash flows. The finalization of third quarter impairment charges and the results of the fourth quarter impairment review resulted in an additional non-cash goodwill impairment charge of $38 including an immaterial finalization to the third quarter preliminary charge. The impairment charge was due to the significant and sustained decline in the Company’s market capitalization as of and subsequent to the end of the fourth quarter of fiscal 2012 and was recorded in the Retail Food segment.

During fiscal 2012 the Company sold 10 retail fuel centers which were part of the Retail Food segment. The Company completed the sale during the third and fourth quarter of fiscal 2012.

For the full fiscal 2012 year the Company recorded non-cash goodwill impairment charges of $92 in the Retail Food segment. The calculation of the impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

The Company undertook reviews for impairment of goodwill and intangible assets with indefinite useful lives twice during fiscal 2011. During the second quarter of fiscal 2011 the Company’s stock price had a significant and sustained decline and book value per share substantially exceeded the stock price. As a result, the Company completed an impairment review and recorded non-cash goodwill impairment charge of $110 within the Retail Food segment. The result of the fiscal 2011 annual review of goodwill and tradenames undertaken in the fourth quarter indicated no further reduction to the carrying value of goodwill or tradenames was required.

Amortization expense of intangible assets with definite useful lives of $8 was recorded in fiscal 2013, 2012 and 2011. Future amortization expense will average approximately $6 per year for the next five years.

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

Changes in the Company’s reserves for closed properties consisted of the following:

	2013	2012	2011
Beginning balance	$72	$96	$64
Additions	16	9	42
Payments	(22)	(26)	(23)
Adjustments	(5)	(7)	13

Ending balance	$61	$72	$96

During fiscal 2013, the Company recorded additional reserves primarily related to the closure of non-strategic stores announced during the second quarter and closed in the third and fourth quarters of fiscal 2013. During fiscal 2011, the Company recorded additional reserves primarily related to the closure of non-strategic stores announced and closed in the fourth quarter of fiscal 2011, which resulted in increased payments during fiscal 2012. Adjustments to reserves for closed properties are primarily related to changes in subtenant income.

Property, Plant and Equipment-Related Impairment Charges

During the second quarter of fiscal 2013, the Company announced the closure of approximately 22 non-strategic Save-A-Lot stores, resulting in impairment charges of $16, and during the third quarter of fiscal 2013, the Company recorded an impairment charge related to these closed stores’ operating leases of $10. The calculation of the closed property charges requires significant judgments and estimates including estimated subtenant rentals, discount rates, and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, and previous efforts to dispose of similar assets and existing market conditions.

During the fourth quarter of fiscal 2013, the executive management team determined the Company would abandon certain capital projects in process, mainly related to software under development, and would cease use of certain other software support tools, all within the Retail Food and Corporate segments, resulting in an impairment of $191.

During the second quarter of fiscal 2013, the Company recorded $13 of property, plant and equipment charges related to abandoned software under development within the Retail Food segment.

During fiscal 2012, the Company recorded $3 of property, plant and equipment-related impairment charges. During fiscal 2011, the Company recorded $11 of property, plant and equipment-related impairment charges, of which $7 were recorded in the fourth quarter as a result of the closure of the non-strategic stores.

Additions and adjustments to the reserves for closed properties and property, plant and equipment-related impairment charges for fiscal 2013, 2012 and 2011 were primarily related to the Retail Food and Save-A-Lot segments, and were recorded as a component of Selling and administrative expenses in the Consolidated Statements of Operations.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	2013	2012
Land	$100	$103
Buildings	1,294	1,240
Property under construction	37	297
Leasehold improvements	688	652
Equipment	2,733	2,701
Capitalized lease assets	335	369

Total property plant and equipment	5,187	5,362
Accumulated depreciation	(3,277)	(3,063)
Accumulated amortization on capitalized lease assets	(210)	(200)

Total property, plant and equipment, net	$1,700	$2,099

Depreciation expense was $333, $321 and $320 for fiscal 2013, 2012 and 2011, respectively. Amortization expense related to capitalized lease assets was $23, $26 and $26 for fiscal 2013, 2012 and 2011, respectively.

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

Impairment charges recorded during fiscal 2013, 2012 and 2011 discussed in Note 2—Goodwill and Intangible Assets and Note 3—Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges were measured at fair value using Level 3 inputs. The fair value of performance awards discussed in Note 9—Stock-Based Awards are measured at fair value on a recurring basis each reporting period using Level 3 inputs. The portion of the performance awards that are measured at fair value each reporting period as discussed in Note 1 and Note 9 are insignificant as of February 23, 2013 and February 25, 2012.

In fiscal 2013, long-lived assets with a carrying amount of $79 were written down to their fair value of $40, resulting in an impairment charge of $39, primarily related to the announced closing of approximately 22 non-strategic Save-A-Lot stores. In fiscal 2012, long-lived assets with a carrying amount of $10 were written down to their fair value of $7, resulting in an impairment charge of $3. Property, plant and equipment and favorable operating lease intangible related impairment charges were measured at fair value on a nonrecurring basis using Level 3 inputs and are a component of Selling and administrative expenses in the Consolidated Statements of Operations.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying values due to their short maturities.

The estimated fair value of notes receivable was greater than the carrying value by $2 as of February 23, 2013. The estimated fair value of notes receivable approximated the carrying value as of February 25, 2012. The estimated fair value of notes receivable are calculated using a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.

The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $57 and $62 as of February 23, 2013 and February 25, 2012, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 6—LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	February 23, 2013	February 25, 2012
8.00% Notes due May 2016	$1,000	$1,000
8.00% Secured Term Loan Facility due August 2018	834	—
7.50% Notes due November 2014	490	490
2.21% to 4.25% Revolving ABL Credit Facility due August 2017	207	—
Accounts Receivable Securitization Facility	40	55
1.65% to 4.75% Revolving Credit Facility and Variable Rate Notes due April 2015 – April 2018	—	1,074
7.50% Notes due May 2012	—	282
Other	28	30
Net discount on debt, using an effective interest rate of 8.39% to 8.58%	(40)	(20)
Capital lease obligations	330	315

Total debt and capital lease obligations	2,889	3,226
Less current maturities of long-term debt and capital lease obligations	(74)	(345)

Long-term debt and capital lease obligations	$2,815	$2,881

Future maturities of long-term debt, excluding the net discount on the debt and capital lease obligations, as of February 23, 2013 consist of the following:

Fiscal Year
2014	$19
2015	556
2016	9
2017	1,008
2018	216
Thereafter	791

On August 30, 2012, the Company entered into two new credit agreements: (i) a five-year $1,650 (subject to borrowing base availability) asset-based revolving credit facility (the “Revolving ABL Credit Facility”), secured by the Company’s inventory, credit card receivables and certain other assets, which bore interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or prime plus 0.75 percent to 1.25 percent, with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $850 term loan (the “Secured Term Loan Facility”), secured by a portion of the Company’s real estate and equipment, which bore interest at the rate of LIBOR plus 6.75 percent and included a floor on LIBOR set at

1.25 percent. These agreements replaced the Company’s senior secured credit facilities, which were composed of a $1,500 revolving credit facility under which $280 was outstanding, scheduled to mature in April 2015, a $574 term loan B-2 scheduled to mature in October 2015 and a $446 term loan B-3 scheduled to mature in April 2018. On August 30, 2012, the Company paid and capitalized $59 in loan origination and financing costs which is included in Other Assets in the Consolidated Balance Sheets. As discussed below, the Revolving ABL Credit Facility and the Secured Term Loan Facility were refinanced with two new credit agreements on March 21, 2013 in connection with the NAI Banner Sale.

Certain of the Company’s material subsidiaries were co-borrowers with the Company under the Revolving ABL Credit Facility, and the Revolving ABL Credit Facility was guaranteed by the rest of the Company’s material subsidiaries. To secure the obligations under the Revolving ABL Credit Facility, the Company granted a perfected first-priority security interest for the benefit of the Revolving ABL Credit Facility lenders in its present and future inventory, credit card and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility were secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

The Secured Term Loan Facility was also guaranteed by the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility, the Company and the guarantors granted a perfected first-priority mortgage lien and security interest for the benefit of the Secured Term Loan Facility lenders in certain of their owned or ground-leased real estate and the equipment located on such real estate. As of February 23, 2013, there was $1,069 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Consolidated Balance Sheets. In addition, the obligations under the Secured Term Loan Facility were secured by second-priority secured interests in the collateral securing the Revolving ABL Credit Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

The loans under the Secured Term Loan Facility could be voluntarily prepaid at any time, subject to a prepayment fee in certain circumstances. The Secured Term Loan Facility had required repayments, equal to 1.00 percent of the initial drawn balance each year, payable quarterly, with the entire remaining balance due at the six year anniversary of the inception date. In addition, the Company was required to apply net cash proceeds (as defined in the Secured Term Loan Facility) from certain types of asset sales in amounts ranging from 50 percent to 100 percent (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company was also required to prepay the loans outstanding by up to 50 percent of its annual excess cash flow (as defined in the Secured Term Loan Facility). As of February 23, 2013, the loans outstanding under the Secured Term Loan Facility had a remaining principal balance of $834 at LIBOR plus 6.75 percent and included a LIBOR floor of 1.25 percent, of which $9 was classified as current.

As of February 23, 2013, there was $207 of outstanding borrowings under the Revolving ABL Credit Facility at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.250 percent. Letters of credit outstanding under the Revolving ABL Credit Facility were $360 at fees up to 2.125 percent and the unused available credit under the Revolving ABL Credit Facility was $857. As of February 23, 2013, the Revolving ABL Credit Facility was secured on a first priority basis by $2,092 of assets included in Inventories, all of the Company’s pharmacy scripts, included in Intangible assets, net and all credit card receivables of wholly-owned stores, included in Cash and cash equivalents in the Consolidated Balance Sheets.

In November 2011, the Company amended and extended its accounts receivable securitization program until November 2014. The Company had the ability to borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remained under the Company’s control. As of February 23, 2013, there was $40 of outstanding borrowings under this facility at 1.98 percent. Facility fees on the unused portion are 0.70 percent. As of February 23, 2013, there was $282 of accounts receivable pledged as collateral, classified in Receivables in the Consolidated Balance Sheet. As discussed below, this facility was repaid and terminated on March 21, 2013 in connection with the NAI Banner Sale.

In 2006, the Company issued $500 of senior unsecured notes bearing an interest rate of 7.50% due in 2014. In 2009, the Company issued $1,000 of senior unsecured notes bearing an interest rate of 8.00% due in 2016. These senior unsecured notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

As of February 23, 2013 and February 25, 2012, the Company had $18 and $28, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving Credit Facility or other long-term debt.

Refer to Note 16 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for information related to the Company’s debt refinancing transactions, which occurred subsequent to fiscal 2013 and were related to the sale of New Albertsons.

NOTE 7—LEASES

The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, to a limited extent, include options to purchase. Future minimum lease payments to be made by the Company for noncancellable operating leases and capital leases as of February 23, 2013, consist of the following:

	Lease Obligations
	Operating Leases	Capital Leases
Fiscal Year
2014	$114	$56
2015	113	52
2016	97	49
2017	80	44
2018	60	42
Thereafter	174	208

Total future minimum obligations	$638	451

Less interest		(121)

Present value of net future minimum obligations		330
Less current obligations		(55)

Long-term obligations		$275

Total future minimum obligations have not been reduced for future minimum subtenant rentals of $49 under certain operating subleases.

Rent expense and subtenant rentals under operating leases consisted of the following:

	2013	2012	2011
Minimum rent	$127	$118	$133
Contingent rent	6	2	—

	133	120	133
Subtenant rentals	(13)	(15)	(28)

	$120	$105	$105

The Company leases certain property to third parties under both operating and direct financing leases. Under the direct financing leases, the Company leases buildings to independent retail customers with terms ranging from one to seven years. Future minimum lease and subtenant rentals under noncancellable leases as of February 23, 2013, consist of the following:

	Lease Receipts
	Operating Leases	Direct Financing Leases
Fiscal Year
2014	$11	$2
2015	8	2
2016	7	2
2017	6	—
2018	4	—
Thereafter	4	1

Total minimum lease receipts	$40	7

Less unearned income		(1)

Net investment in direct financing leases		6
Less current portion		(2)

Long-term portion		$4

The carrying value of owned property leased to third parties under operating leases was as follows:

	2013	2012
Property, plant and equipment	$4	$6
Less accumulated depreciation	(3)	(3)

Property, plant and equipment, net	$1	$3

NOTE 8—INCOME TAXES

The provision for income taxes consisted of the following:

	2013	2012	2011
Current
Federal	$(98)	$(92)	$(39)
State	(9)	(8)	(3)

Total current	(107)	(100)	(42)
Deferred	(56)	59	(18)

Total income tax benefit	$(163)	$(41)	$(60)

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to Losses before income taxes is attributable to the following:

	2013	2012	2011
Federal taxes based on statutory rate	$(149)	$(53)	$(91)
State income taxes, net of federal benefit	(13)	(9)	(5)
Goodwill and intangible asset impairment	—	32	40
Tax contingency	1	(5)	3
Change in valuation allowance	(3)	(5)	—
Other	1	(1)	(7)

Total income tax benefit	$(163)	$(41)	$(60)

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consisted of the following:

	2013	2012
Deferred tax assets:
Compensation and benefits	$367	$377
Self-insurance	20	24
Property, plant and equipment and capitalized lease assets	110	98
Loss on sale of discontinued operations	1,341	—
Net operating loss carryforwards	22	22
Other	104	155

Gross deferred tax assets	1,964	676
Valuation allowance	(1,358)	(12)

Total deferred tax assets	606	664

Deferred tax liabilities:
Property, plant and equipment and capitalized lease assets	(204)	(285)
Inventories	(28)	(41)
Intangible assets	(21)	(19)
Other	(19)	(3)

Total deferred tax liabilities	(272)	(348)

Net deferred tax asset	$334	$316

Net deferred tax assets of $334 as of February 23, 2013 reflect long-term deferred tax assets of $345 recorded in Deferred tax assets in the Consolidated Balance Sheets and current deferred tax liabilities of $11 recorded in Other current liabilities. Net deferred tax assets of $316 as of February 25, 2012 reflect long-term deferred tax assets of $268 recorded in Deferred tax assets in the Consolidated Balance Sheets and current deferred tax assets of $48 recorded in Other current assets.

The Company has valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Company currently has state net operating loss (“NOL”) carryforwards of $448 for tax purposes. The NOL carryforwards expire beginning in 2014 and continuing through 2032 and have a $16 valuation allowance. The sale of NAI results in an allocation of tax expense between continuing and discontinued operations. Included in discontinued operations is the recognition of the additional tax basis in the shares of NAI offset by a valuation allowance on the capital loss that will result from the sale of shares. The Company has recorded a valuation allowance against the projected capital loss because there is no current evidence that the capital loss will be used prior to its expiration.

Changes in the Company’s unrecognized tax benefits consisted of the following:

	2013	2012	2011
Beginning balance	$165	$182	$133
Increase based on tax positions related to the current year	5	14	18
Decrease based on tax positions related to the current year	(1)	(1)	(1)
Increase based on tax positions related to prior years	83	21	41
Decrease based on tax positions related to prior years	(62)	(46)	(9)
Decrease due to lapse of statute of limitations	(3)	(5)	—

Ending balance	$187	$165	$182

Included in the balance of unrecognized tax benefits as of February 23, 2013, February 25, 2012 and February 26, 2011 are tax positions of $60 net of tax, $67 net of tax, and $82 net of tax, respectively, which would reduce the Company’s effective tax rate if recognized in future periods.

The Company expects to resolve $5, net, of unrecognized tax benefits within the next 12 months, representing several individually insignificant income tax positions. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would occur as a result of potential settlements from these negotiations. Based on the information available as of February 23, 2013, the Company does not anticipate significant additional changes to its unrecognized tax benefits.

The Company recognized expense related to interest and penalties, net of settlement adjustments, of $20, $2 and $10 for fiscal 2013, 2012 and 2011, respectively. In addition to the liability for unrecognized tax benefits, the Company had a liability of $60 and $40 as of February 23, 2013 and February 25, 2012, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The Company settled various audits during fiscal 2013 and fiscal 2012 resulting in payments of less than $1 for interest and penalties.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of February 23, 2013, the Company is no longer subject to federal income tax examinations for fiscal years before 2008 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 9—STOCK-BASED AWARDS

As of February 23, 2013, the Company has stock options, restricted stock awards and performance awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2012 Stock Plan, 2007 Stock Plan, 2002 Stock Plan, 1997 Stock Plan, 1993 Stock Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2012 Stock Plan, as approved by stockholders in fiscal 2013, is the only plan under which stock-based awards may be granted. The 2012 Stock Plan provides that the Board of Directors or the Leadership Development and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock-based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years, from fiscal 2006 to fiscal 2012 stock-based awards granted generally have a term of seven years and starting in fiscal 2013 stock-based awards granted generally have a term of 10 years.

Stock options are granted to key salaried employees and to the Company’s non-employee directors to purchase common stock at an exercise price not less than 100 percent of the fair market value of the Company’s common stock on the date of grant. Prior to fiscal 2013 stock options vested over four years and starting in fiscal 2013 stock options vest in three years. Restricted stock awards are also awarded to key salaried employees. The vesting of restricted stock awards granted is determined at the discretion of the Board of Directors or the Compensation Committee. The restrictions on the restricted stock awards generally lapse between one and five years from the date of grant and the expense is recognized over the lapsing period. Performance awards as part of the long-term incentive program are granted to key salaried employees.

As of February 23, 2013, there were 20 reserved shares under the 2012 Stock Plan available for stock-based awards. Common stock is delivered out of treasury stock upon the exercise of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or the Compensation Committee.

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

To determine the fair value under the performance grant, the Company uses the Monte Carlo method. The significant assumptions relating to the valuation of the Company’s LTIP performance awards consisted of the following:

2012
Dividend yield	0.0 – 4.6%
Volatility rate	47.0 – 51.6%
Risk-free interest rate	0.2 – 1.2%
Expected life	1.2 – 3.1 years

The grant date fair value of the 2012 LTIP award was $2.40 per share. The fair value of the cash settled portion of the award is classified as a liability and is remeasured each reporting period. As of February 23, 2013 the fair value of the cash portion of the award was $0.03 per share. The minimum payout value of cash and stock is $0 and the aggregate maximum amount the Company could be required to payout is $177.

Stock Options

Stock options granted, exercised and outstanding consisted of the following:

	Shares Under Option (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, February 25, 2012	18,413	$28.90
Granted	9,370	2.54
Exercised	(9)	2.28
Canceled and forfeited	(5,528)	23.32

Outstanding, February 23, 2013	22,246	$19.20	4.63	$10,402

Vested and expected to vest in the future as of February 23, 2013	21,001	$20.15	4.34	$9,117
Exercisable as of February 23, 2013	13,242	$29.73	1.69	$113

On July 17, 2012, the Company’s Board of Directors granted non-qualified stock options to the Company’s Chief Executive Officer, and the Board of Directors granted non-qualified stock options to certain employees, under the Company’s 2012 Stock Plan. The Company granted 8 stock options with a weighted average grant date fair value of $0.98 per share as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company as it pursues its business transformation strategy. These options vest over three years.

On February 4, 2013, the Company’s Board of Directors granted 2 stock options to the Company’s Chief Executive Officer. The stock options have a grant date fair of $1.40 per share. These options vest over three years. The Company used the Black Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions.

The Company used the Black Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

2013
Dividend yield	1.0 – 2.1%
Volatility rate	42.3 – 61.2%
Risk-free interest rate	0.4 – 0.6%
Expected option life	4.5 – 6.0 years

Restricted Stock Awards

Restricted stock award activity consisted of the following:

	Restricted Stock (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding, February 25, 2012	444	$17.96
Granted	1,482	6.05
Lapsed	(220)	10.03
Canceled and forfeited	(263)	10.19

Outstanding, February 23, 2013	1,443	$7.83

On April 24, 2012 the Company granted 1 shares of restricted stock awards to certain employees under the company’s fiscal 2012 bonus plan at a fair value of $6.15 per share. The restricted stock awards will vest over a three year period from the date of grant.

Compensation Expense

The components of pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Consolidated Statements of Operations) and related tax benefits were as follows:

	2013	2012	2011
Stock-based compensation	$13	$13	$14
Income tax benefits	(5)	(5)	(5)

Stock-based compensation (net of tax)	$8	$8	$9

The Company realized excess tax shortfalls of $2 related to stock-based awards during fiscal 2013, 2012 and 2011.

Unrecognized Compensation Expense

As of February 23, 2013, there was $19 of unrecognized compensation expense related to unvested stock-based awards granted under the Company’s stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

On March 20, 2013, in conjunction with the completion of the Tender Offer the Company’s Board of Directors deemed the completion of the offer a change-in-control for the purposes of the Company’s outstanding stock-based awards allowing for vesting acceleration under certain stock-based awards. Refer to Note 16 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

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

During fiscal 2011, the Company purchased 0.2 shares under the previously existing share purchase program at an average cost of $12.97 per share. The Company did not purchase any shares during fiscal 2013 or 2012.

NOTE 11—NET LOSS PER SHARE

The following table reflects the calculation of basic and diluted net loss per share:

	2013	2012	2011
Net loss per share from continuing operations—basic:
Net loss from continuing operations available to common stockholders	$(263)	$(110)	$(200)
Weighted average shares outstanding—basic	212	212	212

Net loss per share from continuing operations—basic	$(1.24)	$(0.52)	$(0.94)

Net loss per share from continuing operations—diluted:
Net loss from continuing operations used for diluted net earnings per share calculation	$(263)	$(110)	$(200)
Weighted average shares outstanding—basic	212	212	212
Dilutive impact of options and restricted stock outstanding	—	—	—

Weighted average shares outstanding—diluted	212	212	212

Net loss per share from continuing operations—diluted	$(1.24)	$(0.52)	$(0.94)

Options and restricted stock of 25, 21 and 24 shares were outstanding during fiscal 2013, 2012 and 2011, respectively, but were excluded from the computation of diluted net loss per share because they were antidilutive.

NOTE 12—BENEFIT PLANS

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. Most union employees participate in multiemployer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Effective December 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans whereby service crediting ended in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases continued to be reflected in the amount of benefit earned in these plans until December 31, 2012.

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

The benefit obligation, fair value of plan assets and funded status of the defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,745	$2,287	$116	$148
Plan Amendment	—	—	—	(52)
Service cost	—	—	2	2
Interest cost	123	126	5	7
Transfers	—	(3)	—	—
Actuarial loss	119	415	(9)	17
Benefits paid	(94)	(80)	(5)	(6)

Benefit obligation at end of year	2,893	2,745	109	116

Changes in Plan Assets
Fair value of plan assets at beginning of year	1,827	1,723	—	—
Actual return on plan assets	205	110	—	—
Employer contributions	93	77	5	6

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Plan participants’ contributions	—	—	4	8
Benefits paid	(94)	(83)	(9)	(14)

Fair value of plan assets at end of year	2,031	1,827	—	—

Funded status at end of year	$(862)	$(918)	$(109)	$(116)

For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The Company’s accumulated benefit obligation for the defined benefit pension plans was $2,893 and $2,739 as of February 23, 2013 and February 25, 2012, respectively.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Accrued vacation, compensation and benefits	$(2)	$(2)	$(7)	$(7)
Pension and other postretirement benefit obligations	(860)	(916)	(102)	(109)

	$(862)	$(918)	$(109)	$(116)

Amounts recognized in accumulated other comprehensive loss for the defined benefit pension plans and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Prior service benefit	$—	$—	$57	$70
Net actuarial loss	(928)	(992)	(46)	(60)

Total recognized in accumulated other comprehensive loss	$(928)	$(992)	$11	$10

Total recognized in accumulated other comprehensive loss, net of tax	$(570)	$(610)	$7	$6

The Company has recognized $49 as Accumulated other comprehensive loss, net of tax of the divested defined benefit pension plan associated with its Shaw’s banner. The unfunded benefit obligations of the divested defined benefit pension plan associated with its Shaw’s banner of $108 at February 23, 2013, are included in the Long-term liabilities of discontinued operations in the Consolidated Balance Sheets.

Net periodic benefit expense (income) for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost
Service cost	$—	$—	$—	$2	$2	$2
Interest cost	123	126	125	5	7	8
Expected return on plan assets	(133)	(114)	(112)	—	—	—
Amortization of prior service benefit	—	—	—	(12)	(9)	(6)
Amortization of net actuarial loss	111	88	63	6	4	2
Settlement	—	2	9	—	—	—

Net periodic benefit cost	101	102	85	1	4	6

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Prior service benefit	—	—	—	—	(52)	—
Amortization of prior service benefit	—	—	—	13	9	6
Net actuarial loss (gain)	46	417	(11)	(7)	16	13

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost
Amortization of net actuarial loss	(110)	(88)	(63)	(6)	(4)	(2)

Total recognized in other comprehensive income (loss)	(64)	329	(74)	—	(31)	17

Total recognized in net periodic benefit expense and other comprehensive income (loss)	$37	$431	$11	$1	$(27)	$23

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the defined benefit pension plans during fiscal 2014 is $101. The estimated net amount of prior service benefit and net actuarial loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during fiscal 2014 is $7.

At February 25, 2012, the Company converted to the 2012 Static Mortality Table for Annuitants and Non-Annuitants for calculating the pension and postretirement obligations and the fiscal 2013 expense. The impact of this change increased the February 25, 2012 projected benefit obligation by $10 and the accumulated postretirement benefit obligation by $1. This change also increased the fiscal 2013 defined benefit pension plans expense by $2. The Static Mortality Table for Annuitants and Non-Annuitants is published annually and reflects a static projection of mortality improvements which are projected forward each year. The Company used the 2013 Static Mortality Table for Annuitants and Non-Annuitants to calculate the pension and postretirement obligations.

Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2013	2012	2011
Benefit obligation assumptions:
Discount rate (2)	4.25%	4.55%	5.60%
Rate of compensation increase	2.00%	2.00%	2.00%
Net periodic benefit cost assumptions: (1)
Discount rate (2)	4.55%	5.60%	6.00%
Rate of compensation increase	2.00%	2.00%	3.00%
Expected return on plan assets (3)	7.25%	7.50%	7.75%

(1)	Net periodic benefit cost is measured using weighted average assumptions as of the beginning of each year.
(2)	The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used by the Company.
(3)	Expected long-term return on plan assets is estimated by utilizing forward-looking, long-term return, risk and correlation assumptions developed and updated annually by the Company. These assumptions are weighted by the actual or target allocation to each underlying asset class represented in the pension plan asset portfolio. The Company also assesses the expected long-term return on plan assets assumption by comparison to long-term historical performance on an asset class to ensure the assumption is reasonable. Long-term trends are also evaluated relative to market factors such as inflation, interest rates, and fiscal and monetary policies in order to assess the capital market assumptions.

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

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before and after age 65 was 7.50 percent, as of February 23, 2013. The assumed healthcare cost trend rate for retirees before and after age 65 will decrease by 0.25 percent for each of the next four years, through fiscal 2017, 0.50 percent in fiscal 2018, and 1.0 percent in fiscal 2019, until it reaches the ultimate trend rate of 5.0 percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption would have the following impact on the amounts reported. A 100 basis point change in the trend rate would impact the Company’s service and interest cost by approximately $1 for fiscal 2013. A 100 basis point decrease in the trend rate would impact the Company’s accumulated postretirement benefit obligation as of the end of fiscal 2013 by approximately $7, while a 100 basis point increase would impact the Company’s accumulated postretirement benefit obligation by approximately $10.

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

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2013	2012
Domestic equity	30.5%	32.9%	33.9%
International equity	14.0%	15.3%	17.8%
Private equity	8.0%	5.4%	4.8%
Fixed income	37.5%	37.3%	35.0%
Real estate	10.0%	9.1%	8.5%

Total	100.0%	100.0%	100.0%

The following is a description of the valuation methodologies used for investments measured at fair value:

Common stock— Valued at the closing price reported in the active market in which the individual securities are traded.

Common collective trusts—Valued at net asset value (“NAV”), which is based on the fair value of the underlying securities owned by the fund and divided by the number of shares outstanding. The NAV unit price is quoted on a private market that is not active. However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.

Corporate bonds— Valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the fair value is based upon an industry valuation model, which maximizes observable inputs.

Government securities— Certain government securities are valued at the closing price reported in the active market in which the security is traded. Other government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Mortgage backed securities— Valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the fair value is based upon an industry valuation model, which maximizes observable inputs.

Private equity and Real estate partnerships— Valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

Mutual funds— Mutual funds are valued at the closing price reported in the active market in which the individual securities are traded.

Synthetic guaranteed investment contract— Valued by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

Other— Valued under an approach that maximizes observable inputs, such as gathering consensus data from the market participant’s best estimate of mid-market for actual trades or positions held.

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

The fair value of assets of the Company’s benefit plans held in a master trust as of February 23, 2013, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total
Common stock	$554	$—	$—	$554
Common collective trusts—fixed income	—	247	—	247
Common collective trusts—equity	—	335	—	335
Government securities	60	92	—	152
Mutual funds	51	221	—	272
Corporate bonds	—	183	—	183
Real estate partnerships	—	—	136	136
Private equity	—	—	110	110
Mortgage-backed securities	—	35	—	35
Other	3	4	—	7

Total plan assets at fair value	$668	$1,117	$246	$2,031

The fair value of assets of the Company’s benefit plans held in a master trust as of February 25, 2012, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total
Common stock	$548	$—	$—	$548
Common collective trusts—fixed income	—	258	—	258
Common collective trusts—equity	—	301	—	301
Government securities	108	83	—	191
Mutual funds	1	180	—	181
Corporate bonds	—	102	—	102
Real estate partnerships	—	—	113	113
Private equity	—	—	88	88
Mortgage-backed securities	—	39	—	39
Other	—	6	—	6

Total plan assets at fair value	$657	$969	$201	$1,827

The following is a summary of changes in the fair value for level 3 investments for 2013 and 2012:

	Real Estate Partnerships	Private Equity
Beginning balance, February 26, 2011	$87	$59
Purchases	17	27
Sales	(2)	(6)
Unrealized gains	11	8
Realized gains and losses	—	—

Ending balance, February 25, 2012	113	88
Purchases	15	20
Sales	—	(7)
Unrealized gains	8	9
Realized gains and losses	—	—

Ending balance, February 23, 2013	$136	$110

Contributions

The Company expects to contribute approximately $120 to $130 to its defined benefit pension plans and postretirement benefit plans in fiscal 2014. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws, and its agreement with the PBGC described above with consideration given to contributing larger amounts. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution amount required under ERISA and the Pension Protection Act of 2006 as determined by the Company’s external actuarial consultant. At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash including expected return on assets, discount rates, cost of debt, reducing or eliminating required PBGC variable rate premiums or in order to achieve exemption from participant notices of underfunding. In addition, the Company has entered into an agreement with the PBGC relating to the NAI Banner Sale where it has agreed to contribute in excess of the minimum required amounts by additional contributions of $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017. Refer to Note 16 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information on the Company’s benefit plan agreements related to the sale of New Albertsons, which occurred subsequent to fiscal 2013.

Estimated Future Benefit Payments

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2014	$110	$7
2015	116	7
2016	123	7
2017	130	7
2018	139	8
Years 2019-2023	813	40

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. The Company matches a portion of employee contributions in cash into the employee’s investment options. The total amount contributed by the Company to the plans is determined by plan provisions or at the discretion of the Company. Total employer contribution expenses for these plans were $17, $23 and $30 for fiscal 2013, 2012 and 2011, respectively. Matching contributions were reduced or eliminated in January 2013 for most employees. Plan assets also include 7 and 5 shares of the Company’s common stock as of February 23, 2013 and February 25, 2012, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plans programs, the primary benefits paid to inactive employees prior to retirement. As of February 23, 2013, the obligation for post-employment benefits was $43, with $23 included in Accrued vacation, compensation and benefits, and $20 included in Other long-term liabilities.

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

Expense is recognized in connection with these plans as contributions are funded, in accordance with U.S. generally accepted accounting standards. The Company contributed $38, $38 and $37 to these plans for fiscal years 2013, 2012 and 2011, respectively. The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

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

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status (“PPA”) available in 2013 and 2012 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone or orange zone status are less than 80 percent funded and are considered endangered or seriously endangered status, and green zone plans are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of the Company’s collective bargaining agreements require that a minimum contribution be made to these plans. Finally, the number of employees covered by the Company’s multiemployer plans decreased by 2 percent from 2013 to 2012 and by 6 percent from 2012 to 2011, affecting the period-to-period comparability of the contributions for years 2013, 2012 and 2011. The reduction in covered employees corresponded to store closures and reductions in headcount.

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2012.

The following table contains information about the Company’s multiemployer plans:

	EIN—Pension Plan Number	Plan Month/Day End Date	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharges Imposed (1)	Amortization Provisions
Pension Fund			2013	2012		2013	2012	2011
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Yellow	Yellow	Implemented	9	9	9	No	Yes
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	9	9	9	No	Yes
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Yellow	Yellow	Implemented	8	7	6	No	No
UFCW Unions and Participating Employers Pension Plan	526117495-002	12/31	Red	Red	Implemented	3	4	3	Yes	Yes
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	Green	No	2	3	3	No	Yes
UFCW Union Local 655 Food Employers Joint Pension Plan	436058365-001	12/31	Red	Red	Implemented	2	2	2	Yes	Yes
UFCW Unions and Employers Pension Plan	396069053-001	10/31	Red	Red	Implemented	2	2	2	Yes	Yes
All Other Multiemployer Pension Plans (2)						3	2	3

Total						$38	$38	$37

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.
(2)	All Other Multiemployer Pension Plans includes 16 plans, none of which are individually significant when considering employer’s contributions to the plan, severity of the underfunded status or other factors. The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which the Company participates:

Pension Fund	Range of Collective Bargaining Agreement Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contribution 2013
Minneapolis Food Distributing Industry Pension Plan	6/01/2010 – 05/31/2013	1	05/31/2013	100.0%	Yes
Central States, Southeast and Southwest Areas Pension Fund	3/30/2008 – 05/31/2016	11	09/15/2013	32.8%	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/01/2010 – 03/01/2014	2	03/01/2014	96.8%	Yes
UFCW Unions and Participating Employers Pension Plan	7/08/2012 – 07/12/2014	2	07/12/2014	67.8%	Yes
Western Conference of Teamsters Pension Plan	9/19/2010 – 09/15/2015	8	07/12/2014	43.5%	No
UFCW Union Local 655 Food Employers Joint Pension Plan	5/17/2010 – 05/12/2013	1	05/12/2013	100.0%	Yes
UFCW Unions and Employers Pension Plan	3/06/2011 – 04/06/2013	1	04/06/2013	100.0%	Yes

(1)	Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees participating in the respective fund.

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

The Company contributed $90, $90 and $102 for fiscal 2013, 2012 and 2011, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

Collective Bargaining Agreements

As of February 23, 2013, the Company had approximately 35,000 employees. Approximately 15,000 employees are covered by collective bargaining agreements. During fiscal 2013, 13 collective bargaining agreements covering 5,500 employees were renegotiated and four collective bargaining agreements covering approximately 135 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2014, 22 collective bargaining agreements covering approximately 6,000 employees are scheduled to expire.

NOTE 13—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers as of February 23, 2013. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 23, 2013, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $84 and represented $60 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 23, 2013, the Company had approximately $364 of non-cancelable future purchase obligations. The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

Refer to Note 16—Subsequent Events in the accompanying Notes to Consolidated Financial Statements for information regarding the Company’s guarantees of certain debt obligations of American Stores Company, a subsidiary NAI, subsequent to February 23, 2013.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing.

On October 24, 2012, the Office of Self-Insurance Plans, a program within the director’s office of the California Department of Industrial Relations (the “DIR”), notified the Company that additional security was required to be posted in connection with the Company’s California self-insured workers’ compensation obligations of New Albertsons and certain other subsidiaries pursuant to applicable regulations. The notice from the DIR stated that the additional security was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers’ compensation claims with respect to the applicable businesses, and a decline in the Company’s net worth. A security deposit of $271 was demanded in addition to security of $427 provided through the Company’s participation in California’s Self-Insurer’s Security Fund. The Company has appealed this demand. The California Self-Insurers’ Security Fund (the “Fund”) has attempted to create a secured interest in certain assets of New Albertsons for the total amount of the additional security deposit. The dispute with the Fund and the DIR has been resolved through a settlement agreement as part of the NAI Banner Sale and the primary obligation to the Fund and the DIR has been retained by NAI following the NAI Banner Sale.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the two pending matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 14—SEGMENT INFORMATION

Refer to the Consolidated Segment Financial Information for financial information concerning the Company’s operations and financial position by reportable segment.

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is the Chief Executive Officer.

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company’s business is classified by management into three reportable segments: Retail Food, Save-A-Lot and Independent Business. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Retail Food segment derives revenues from the sale of groceries at retail locations operated by the Company. The Save-A-Lot segment derives revenues from the sale of groceries at retail locations operated and licensed by the Company (both the Company’s own stores and stores licensed by the Company to which the Company distributes wholesale products). The Independent Business reportable segment derives revenues from wholesale distribution to independently owned retail food stores, mass merchants and other customers (collectively referred to as “independent retail customers”). Substantially all of the Company’s operations are domestic.

The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, pharmacy and fuel, which are sold through the Company’s owned and licensed and franchised retail stores to shoppers and through its Independent Business to independent retail customers. The amounts and percentages of Net sales for each group of similar products sold in the Retail Food, Save-A-Lot and Independent Business segments consisted of the following:

	2013		2012		2011
Retail Food:
Nonperishable grocery products (1)	$2,689	16%	$2,820	17%	$2,938	17%
Perishable grocery products (2)	1,428	8	1,461	8	1,508	8
Pharmacy products	512	3	483	3	465	3
Fuel	77	—	126	1	110	1
Other	30	—	31	—	33	—

	4,736	27%	4,921	29%	5,054	29%
Save-A-Lot:
Nonperishable grocery products (1)	$2,865	17%	$2,925	17%	$2,705	15%
Perishable grocery products (2)	1,330	8	1,296	7	1,185	7

	4,195	25%	4,221	24%	3,890	22%
Independent Business:
Product sales to independent retail customers	$8,160	48%	$8,194	47%	$8,400	49%
Services to independent retail customers	6	—	—	—	13	—

	8,166	48%	8,194	47%	8,413	49%

Net sales	$17,097	100%	$17,336	100%	$17,357	100%

(1)	Includes such items as dry goods, general merchandise, health and beauty care, beverages, dairy, frozen foods, and candy
(2)	Includes such items as meat, produce, deli and bakery

NOTE 15—DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

On January 10, 2013, the Company, AB Acquisition LLC (“AB Acquisition”) and NAI, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for the sale by the Company of its Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”) to AB Acquisition. The stock sale (or “divestiture”) closed on March 21, 2013. The Company received net proceeds of approximately $100, and notes receivable of approximately $44 in exchange for the stock of NAI. AB Acquisition also assumed approximately $3,200 of debt and capital leases. In addition, AB Acquisition also assumed the underfunded status of NAI related share of the multiemployer pension plans to which the Company contributes. AB Acquisition’s portion of the unfunded status of the multiemployer pension plans was estimated to be approximately $1,138 before tax, based on the Company’s estimated “proportionate share” of underfunding calculated as of February 23, 2013.

In connection with the Stock Purchase Agreement, the Company has entered into various agreements with AB Acquisition related to on-going operations, including a Transition Services Agreement (“TSA”) with each of NAI and Albertson’s LLC and operating and supply agreements. The initial terms of these arrangements vary from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also includes termination provisions that can be exercised by each party. The Company has determined that the continuing cash flows generated by these arrangements are not significant in proportion to the cash flows of the Company had the stock sale not occurred and that the arrangements do not provide the Company the ability to influence the operating or financial policies of the NAI Banners. Accordingly the above arrangements do not constitute significant continuing involvement in the operations of the NAI Banners. Therefore, the operations of the NAI Banners are presented as discontinued operations in the Consolidated Financial Statements for fiscal 2013, 2012 and 2011.

As the net assets of the NAI Banners met the held for sale criteria, the Company assessed the long-lived assets for impairment and then compared the carrying value of the total net assets to be sold (the disposal group) to their estimated fair value based on the proceeds expected to be received and debt assumed by AB Acquisition pursuant to the Stock Purchase Agreement less the estimated costs to sell. In the fourth quarter of fiscal 2013 the Company recorded an intangible asset impairment charge of $84 in addition to an intangible asset impairment charge of $74 recorded in the second quarter of fiscal 2013, to write-down the intangible assets of the NAI Banners to their estimated fair value. The Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150 and recorded a pre-tax Property, plant and equipment related impairment of $203 which are included in Loss from discontinued operations, net of tax on the Consolidated Statement of Operations. This estimated loss on contract will be subject to finalization based on the balances as of the sale closing date of March 21, 2013, which is in the Company’s first fiscal quarter of 2014, and may differ materially to this preliminary estimate. The Company determined the pre-tax Property, plant and equipment related impairment using level 3 inputs.

The net assets, operating results, and cash flows of the NAI Banners have been presented separately as discontinued operations in the Consolidated Financial Statements for fiscal 2013, 2012 and 2011. The net assets, operating results, and cash flows of the Total Logistic Control have been presented separately as discontinued operations in the Consolidated Financial Statements for fiscal 2011. The Company has allocated interest related to debt that will be assumed by AB Acquisition to discontinued operations. Interest expense related to such debt and included in discontinued operations was $281, $263, and $319 for the years ended February 23, 2013, February 25, 2012 and February 26, 2011, respectively.

The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations for the years ended February 23, 2013, February 25, 2012 and February 26, 2011:

	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)	February 26, 2011 (52 weeks)
Net sales	$17,230	$18,764	$20,177
Loss before income taxes from discontinued operations	(1,238)	(876)	(1,263)

Income tax provision (benefit)	(35)	54	47
Loss from discontinued operations, net of tax	$(1,203)	$(930)	$(1,310)

The Company will continue to sell certain products to the NAI Banners subsequent to the stock sale. The amounts of the intercompany sales, which approximate related costs, were $236, $240 and $245 years ended February 23, 2013, February 25, 2012 and February 26, 2011.

The Company will continue to provide certain back office support to the disposed NAI Banners after the sale under the TSA for which it expects to earn incremental annual TSA fees of approximately $158, net of TSA fees historically recognized under its existing TSA agreement with Albertson’s, LLC. In addition, the Company will receive transitional TSA fees of $60 in the first year of the agreement. The historical fees recognized under the existing TSA, reflected in the Consolidated Statement of Operations as a reduction of Selling and administrative expenses, were $42, $47 and $50 years ended February 23, 2013, February 25, 2012 and February 26, 2011. The historical shared service center costs incurred to support back office functions related to the NAI Banners were incurred as administrative overhead and not specifically charged to the NAI Banners.

During the fourth quarter of fiscal 2011, the Company divested the Total Logistic Control business for $205 in cash and recognized a $62 pre-tax gain. The gain, along with the results of Total Logistic Control, are presented as part of discontinued operations, are related to the Independent Business segment and were recorded as a component of Selling and administrative expenses in the Consolidated Statements of Operations.

The following is a summary of the assets and liabilities of discontinued operations as of February 23, 2013 and February 25, 2012:

	February 23, 2013	February 25, 2012
Assets
Cash and cash equivalents	$77	$93
Receivables, net	215	231
Inventories, net	1,155	1,242
Other current assets	47	50

Total current assets	1,494	1,616

Property, plant and equipment, net	3,767	4,263
Intangible assets, net	555	746
Other assets	655	419

Total assets	$6,471	$7,044

Liabilities
Accounts payable	$652	$797
Accrued vacation, compensation and benefits	217	257
Current maturities of long-term debt and capital lease obligations	212	43
Accrued loss on contract	1,140	—
Other current liabilities	480	509

Total current liabilities of discontinued operations	2,701	1,606

Long-term debt and capital lease obligations	2,832	2,986
Pension and other postretirement benefit obligations	109	101
Other long-term liabilities	850	899

Total liabilities	$6,492	5,592

Net assets (liabilities) of discontinued operations	$(21)	$1,452

Divestitures

During the second quarter of fiscal 2012, the Company announced it had reached an agreement to sell 107 fuel centers which were part of the Retail Food segment. The Company received $89 in cash and recognized a pre-tax loss of $7 during fiscal 2012, of which $1 and $6 of the pre-tax loss is presented as continuing operations and discontinued operations, respectively, related to the sale of the fuel centers. The Company finalized the sale of the fuel centers during the third and fourth quarters of fiscal 2012.

NOTE 16—SUBSEQUENT EVENTS

On March 21, 2013, the Company completed the sale of NAI for $100 in cash subject to working capital adjustments, and the assumption of certain debt and capital lease obligations of approximately $3,200, which were retained by NAI.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with Symphony Investors, LLC, owned by a Cerberus Capital Management, L.P. (“Cerberus”)-led investor consortium (“Symphony Investors”) and Cerberus, pursuant to which, upon the terms and subject to the conditions of the Tender Offer Agreement, and contingent upon the NAI Banner Sale, Symphony Investors tendered for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). Approximately 12 shares were validly tendered, representing approximately 5.5 percent of the issued and outstanding shares at the time of the Tender Offer expiration on March 20, 2013. All shares that were validly tendered and not properly withdrawn were accepted for payment in accordance with the terms of Tender Offer. In addition, pursuant to the terms of the Tender Offer Agreement, on March 21, 2013, SUPERVALU issued approximately 42 additional shares of common stock (approximately 19.9 percent of outstanding shares prior to the share issuance) to Symphony Investors at the Tender Offer price per share of $4.00, resulting in $170 in cash proceeds to the Company, which brought Symphony Investors ownership percent to 21.2 percent after the share issuance. Cash proceeds from the share issuance provided additional cash inflows from financing activities of $170 during the first quarter of fiscal 2014, which were used to reduce outstanding borrowings under the ABL Facility described below. The share issuance will have a dilutive effect on future net earnings (loss) per share due to the additional 42 shares outstanding.

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. The total amount of all such guarantees was $411 and represented $369 on a discounted basis. Because NAI remains a primary obligor on these self-insurance obligations, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these parent guarantees.

On March 21, 2013, the Company entered into (i) an amended and restated five-year $1,000 asset-based revolving credit facility (the “ABL Facility”), secured by the Company’s inventory, credit card receivables and certain other assets, which will bear interest at the rate of LIBOR plus 1.75 percent to LIBOR plus 2.25 percent, depending on utilization and (ii) a new six-year $1,500 term loan (the “Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which will bear interest at the rate of LIBOR plus 5.00 percent and include a floor on LIBOR set at 1.25 percent (collectively, the “Refinancing Transactions”).

The proceeds of the Refinancing Transactions were used to replace the Company’s existing five-year $1,650 Revolving ABL Credit Facility, the existing $850 Secured Term Loan Facility and the $200 accounts receivable securitization facility, and refinanced the $490 of 7.5% senior notes due 2014.

In connection with the Refinancing Transactions, the Company paid financing costs of approximately $80, of which approximately $65 will be capitalized and $15 will be expensed. In addition, the Company will recognize a non-cash charge of approximately $38 for the write-off of existing unamortized financing costs and $22 for the accelerated amortization of original issue discount on the existing term loan.

Certain of the Company’s material subsidiaries are co-borrowers under the ABL Facility, and the ABL Facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the ABL Facility, the “ABL Loan Parties”). To secure their obligations under the ABL Facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the ABL Facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the ABL Facility are secured by second-priority liens on and security interests in the collateral securing the Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

The revolving loans under the ABL Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the ABL Facility are required to repay the revolving loans in cash and provide cash collateral under the ABL Facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the ABL Facility lenders’ commitments under the ABL Facility.

The Term Loan Facility is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Term Loan Facility, the Company granted a perfected first-priority mortgage lien and security interest for the benefit of the Term Loan Facility lenders in the Term Loan Parties’ equity investment in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business and substantially all of the Term Loan Parties’ intellectual property, and agreed to grant first priority liens and security interests on certain of the Term Loan Parties’ owned or ground leased real estate within 90 days after the closing of the Term Loan Facility and certain additional equipment of the Term Loan Parties within 120 days after the closing of the Term Loan Facility, subject to any extensions that may be granted. In addition, the obligations of the Term Loan Parties under the Term Loan Facility are secured by second-priority security interests in the collateral securing the ABL Facility.

The loans under the Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Credit Facility) from certain types of asset sales (excluding proceeds of the collateral security of the ABL Facility and other secured indebtedness) to prepay the loans outstanding under the Term Loan Facility. Also, beginning with the Company’s fiscal year ending February 22, 2014, the Company must prepay loans outstanding under the Term Loan Facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the Term Loan Facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the Term Loan Facility).

The Company’s credit facilities and certain long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented.

On March 20, 2013, in conjunction with the completion of the Tender Offer the Company’s Board of Directors deemed the completion of the Tender Offer and issuance of common stock to Symphony Investors a change-in-control for the purposes of the Company’s outstanding stock-based awards which allowed for the acceleration of vesting under certain stock-based awards. The deemed change-in-control may result in the immediate acceleration of the award, or may allow acceleration of the award only if certain other events occur. As a result of this action, the 2013 and 2012 long-term incentive program awards were immediately accelerated resulting in the recognition of the remaining unamortized stock-based compensation and, as the awards were underwater, the pay-out to employees was insignificant. Outstanding options granted prior to May of fiscal 2011 were also immediately accelerated resulting in the recognition of the remaining unamortized costs. The deemed change-in-control resulted in acceleration of options granted after May of fiscal 2011 and outstanding restricted stock awards for certain employees also meeting certain qualifying criteria. The Company anticipates recognizing $10 of stock-based compensation expense in the first quarter of fiscal 2014 as a result of the deemed change-in-control.

The Company and AB Acquisition entered into a binding term sheet with the PBGC relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan that were made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015—2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments.

The Company has guaranteed certain debt obligations of American Stores Company (“ASC”) on ASC’s $467 notes outstanding. In connection with the sale of NAI, AB Acquisition assumed the ASC debt but the existing guarantee as provided to the ASC bondholders will not be released, and the Company continues as guarantor. Concurrently with the sale of NAI, AB Acquisition entered into an agreement with the Company to indemnify the Company for any consideration used to satisfy the guarantee by depositing $467 million in cash into an escrow account, which will give the Company first priority interest and the trustee of the ASC bondholders’ second priority interest in the collateral balance.

On March 26, 2013, the Company announced plans to reduce its national workforce by an estimated 1,100 positions, including current positions and open jobs. These reductions will predominantly occur during the Company’s first and second quarter of fiscal 2014. The Company anticipates recognizing severance charges of approximately $25 to $30 during the first quarter of fiscal 2014 with respect to this workforce reduction which is incremental to the $27 recognized during the fourth quarter of fiscal 2013.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	2013
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Fiscal Year (52 wks)
Net sales	$5,237	$3,929	$4,041	$3,890	$17,097
Gross profit	$694	$510	$542	$548	$2,294
Net loss from continuing operations(1)	$(18)	$(46)	$(20)	$(179)	$(263)
Net loss per share from continuing operations—diluted	$(0.08)	$(0.22)	$(0.09)	$(0.85)	$(1.24)
Dividends declared per share	$0.0875	$—	$—	$—	$0.0875
Weighted average shares—diluted	212	212	212	212	212

	2012
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Fiscal Year (52 wks)
Net sales	$5,296	$3,959	$4,101	$3,980	$17,336
Gross profit	$730	$549	$559	$572	$2,410
Net loss from continuing operations (3)	$(17)	$(8)	$(43)	$(42)	$(110)
Net loss per share from continuing operations—diluted (2)	$(0.08)	$(0.04)	$(0.20)	$(0.20)	$(0.52)
Dividends declared per share	$0.0875	$0.0875	$0.0875	$0.0875	$0.3500
Weighted average shares—diluted	212	212	212	212	212

(1)	Results for fiscal 2013 include net charges of $303 before tax ($187 after tax, or $0.88 per diluted share), comprised of non-cash property, plant and equipment impairment charges of $227 before tax ($140 after tax, or $0.66 per diluted share), severance and labor buyout costs of $36 before tax ($23 after tax, or $0.10 per diluted share), store closure costs of $22 before tax ($13 after tax, or $0.06 per diluted share), write-off of unamortized financing costs of $22 before tax ($14 after tax, or $0.07 per diluted share) and intangible asset impairment charges of $6 before tax ($3 after tax, or $0.02 per diluted share), offset in part by a cash settlement received from credit card companies of $10 before tax ($6 after tax, or $0.03 per diluted share).
(2)	As a result of the net loss for the four quarters during fiscal 2013 and for the four quarters of fiscal 2012, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of Net loss per share—diluted.
(3)	Results for fiscal 2012 include net charges of $107 before tax ($100 after tax, or $0.48 per diluted share), comprised of non-cash goodwill impairment charges of $92 before tax ($90 after tax, or $0.43 per diluted share), and severance-related expenses of $15 before tax ($10 after tax, or $0.05 per diluted share).

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Fiscal Year	Additions	Deductions	Balance at End of Fiscal Year
Allowance for losses on receivables:
2013	$3	11	(9)	$5
2012	4	6	(7)	3
2011	5	11	(12)	4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 23, 2013, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 23, 2013, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 23, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, as of February 23, 2013, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of February 23, 2013 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 23, 2013.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 23, 2013, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Stockholders under the headings “Election of Directors (Item 1)” and “Board Practices—Other Matters Relating to Directors.”

The Company has adopted a code of ethics called the Code of Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other employees and non-employee directors of the Company. This code of ethics is posted on the Company’s website (www.supervalu.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, at the address specified above.

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

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Stockholders under the headings “Board Practices-Compensation Risk Assessment,” “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of the Leadership Development and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 23, 2013 about the Company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

(shares not in millions) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	24,343,855	(2)	$17.46	(2)(3)	23,958,545	(4)
Equity compensation plans not approved by security holders (5)	720,450		$28.24		—

Total	25,064,305		$17.77		23,958,545	(6)

(1)	Includes the Company’s 1993 Stock Plan, 2002 Stock Plan, 2007 Stock Plan, 2012 Stock Plan, Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan and Albertson’s, Inc. 2004 Equity and Performance Incentive Plan.
(2)	Includes options for 457,950 shares under the Albertson’s, Inc. 1995 Stock-Based Incentive Plan at a weighted average exercise price of $25.44 per share that were assumed in connection with the acquisition of New Albertson’s, Inc. on June 2, 2006.
(3)	Excludes 1,012,202 restricted stock units and performance stock units included in column (a) which do not have an exercise price. Such units vest and are payable in shares after the expiration of the time periods set forth in their restricted or performance stock unit agreements.
(4)	In addition to grants of options, warrants or rights, includes 22,669,784 shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards under the Company’s 2012 Stock Plan and 1,288,761 shares available for issuance under the Director’s Deferred Compensation Plan.
(5)	Includes the Company’s 1997 Stock Plan.
(6)	Includes 2007 Stock Plan option expirations, stock appreciation right expirations, restricted stock award forfeitures and restricted stock unit forfeitures totaling 2,297,375. The 2012 Plan states that prior 2007 Stock Plan option expirations can be added back into the Plan for issuance.

1997 Stock Plan. The Board of Directors adopted the 1997 Stock Plan on April 9, 1997 to provide for the granting of non-qualified stock options, restoration options, stock appreciation rights, restricted stock, restricted stock units and performance awards to key employees of the Company or any of its subsidiaries. A total of 10,800,000 (not in millions) shares were authorized for awards under the 1997 Stock Plan. The Board of Directors amended this plan in each of August 18, 1998, March 14, 2000 and April 10, 2002. The 1997 Stock Plan expired on April 9, 2007 and, therefore, no further awards may be granted under the 1997 Stock Plan. Stock options covering a total of 720,450 (not in millions) shares remained outstanding under the 1997 Stock Plan as of February 23, 2013. All employees, consultants or independent contractors providing services to the Company, other than officers or directors of the Company or any of its affiliates who are subject to Section 16 of the Exchange Act, were eligible to participate in the 1997 Stock Plan. The Board of Directors administers the 1997 Stock Plan and has discretion to set the terms of all awards made under the 1997 Stock Plan, except as otherwise expressly provided in the 1997 Stock Plan. Options granted under the 1997 Stock Plan may not have an exercise price less than 100 percent of the fair market value of the Company’s common stock on the date of the grant. Unless the Board of Directors otherwise specifies, restricted stock and restricted stock units will be forfeited and reacquired by the Company if an employee is terminated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Stockholders under the heading “Board Practices—Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Stockholders under the heading “Board Practices— Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2013 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The consolidated financial statements to the Company listed in the accompanying “Index of Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

The consolidated financial statement schedule to the Company listed in the accompanying “Index of Financial Statements and Schedules.”

(3)	Exhibits:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

2.2	Stock Purchase Agreement, dated January 10, 2013, by and among SUPERVALU INC., AB Acquisition LLC and New Albertson’s, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.)

2.3	Tender Offer Agreement, dated January 10, 2013, by and between SUPERVALU INC., Symphony Investors LLC and Cerberus Capital Management, L.P., is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.)

(3)	Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.

3.2	Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7	Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Albertson’s, Inc. (Reg. No. 333-41793) filed with the SEC on December 9, 1997.

4.8	Supplemental Indenture No.1, dated as of May 7, 2004, between Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.

4.9	Supplemental Indenture No. 2 dated as of June 1, 2006, between Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.10	Supplemental Indenture No. 3 dated as December 29, 2008, between NAI, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.2	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended on April 17, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.3	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.4	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.5	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.6	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.7	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.8	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended, is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.9	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of October 12, 2006 for Jeffrey Noddle is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.*

10.10	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.11	SUPERVALU INC. 1993 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.12	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.13	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.14	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.15	SUPERVALU/Richfood Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.16	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.17	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.18	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.19	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Stock Option Agreement and Stock Option Terms and Conditions for Employees, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.20	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.58 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.21	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Employee Director Deferred Share Units Agreement is incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.22	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.23	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 2005.*

10.24	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on January 31, 2006.*

10.25	Albertson’s Inc. 1995 Stock-Based Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.26	Form of Albertson’s, Inc. 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.27	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Stock Option is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.28	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.46.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.29	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.57 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.30	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.59 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.31	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.32	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.33	Third Amendment of SUPERVALU INC. Excess Benefits Plan Restatement is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.34	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.35	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.36	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)I. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.37	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.38	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10) r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.39	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.40	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.41	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.42	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.43	Sixth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan, is incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.44	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.45	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.46	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.47	Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.48	First Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.49	Second Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of July 18, 2001, is incorporated herein by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.50	Third Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.51	Fourth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.52	Sixth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.10.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.53	Albertson’s, Inc. Executive Pension Makeup Plan, amended and restated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.54	First Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 8, 1989, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 1989.*

10.55	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 12, 1990, is incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1990.*

10.56	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 31, 1990, is incorporated herein by reference to Exhibit 10.13.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 2, 1990.*

10.57	Fourth Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 1995, is incorporated herein by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1995.*

10.58	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to January 1, 1990, is incorporated herein by reference to Exhibit 10.13.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.59	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to October 1, 1999, is incorporated herein by reference to Exhibit 10.13.6 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.60	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 1, 2001, is incorporated herein by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.61	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.8 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.62	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.9 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.63	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 2008, is incorporated herein by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.64	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.3 to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.*

10.65	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.66	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.67	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.68	Albertson’s, Inc. Executive Pension Makeup Trust, dated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.69	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.70	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.71	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.72	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.18.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.73	Albertson’s, Inc. 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.74	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 12, 1994, is incorporated herein by reference to Exhibit 10.20.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 1994.*

10.75	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 5, 1997, is incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 1998.*

10.76	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 1, 1998, is incorporated herein by reference to Exhibit 10.20.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.77	Termination of the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of December 31, 1999, is incorporated herein by reference to Exhibit 10.20.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.78	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30,2003.*

10.79	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, effective as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.6 of Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.80	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.20.7 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.81	Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.82	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 15, 1998, is incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.83	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of March 15, 2001, is incorporated herein by reference to Exhibit 10.21.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.84	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.85	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.21.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.86	Fifth Amendment to the Albertson’s, Inc. Non-Employees Directors’ Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.21.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.87	Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of November 20, 1990, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.88	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.89	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.22.1 of Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.90	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.91	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.22.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.92	Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.93	Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.94	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8 of American Stores Company (Commission File Number 1-5392) filed with the SEC on July 13, 1998.*

10.95	Amendment to the American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Stores Company (Commission File Number 1-5392) filed with the SEC on December 11, 1998.*

10.96	Sixth Amendment to the American Stores Company Supplemental Executive Retirement Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.30.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.97	Albertsons Inc. Change in Control Severance Benefit Trust, dated as of August 1, 2004, by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended November 3, 2005.*

10.98	SUPERVALU INC. 2007 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007. *

10.99	SUPERVALU INC. 2007 Stock Plan Form of Stock Appreciation Rights Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.100	SUPERVALU INC. 2007 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.101	SUPERVALU INC. 2007 Stock Plan Form of Restoration Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.102	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2007.*

10.103	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (restricted stock settled) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.104	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (restricted stock settled) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.105	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (cash-settled units) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.106	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Terms and Conditions (cash-settled units) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.107	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.108	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.109	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2007.*

10.110	SUPERVALU Executive Deferred Compensation Plan (2008 Statement) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.111	SUPERVALU Directors’ Deferred Compensation Plan (2009 Statement) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.112	Omnibus 409a Amendment of New Albertsons Nonqualified Plans, effective January 1, 2009, is incorporated herein by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.113	Form of Change of Control Severance Agreement, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2009.*

10.114	Executive & Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.115	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.116	Form of 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.117	Form of 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.118	Form of 2007 Stock Plan Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.119	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.120	Form of 2007 Stock Plan Performance Award Terms and Conditions for the Fiscal 2012-2014 Performance Period is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2011.

10.121	Amendment No. 1 to Restricted Stock Unit Award Agreement between SUPERVALU INC. and Jeffrey Noddle, dated April 16, 2010 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*
10.122	Amended and Restated Credit Agreement, dated April 5, 2010, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties hereto, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.

10.123	First Amendment to the Amended and Restated Credit Agreement, dated April 29, 2011, by and among SUPERVALU INC., The Royal Bank of Scotland PLC, Credit Suisse Securities (USA) LLC, CoBank, ACB, U.S. Bank N.A., Rabobank International, RBS Securities Inc., Barclay’s Capital and various financial institutions and other persons from time to time parties thereto is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2011.

10.124	Second Amended and Restated Receivables Purchase Agreement, dated as of November 30, 2011, among SUPERVALU Receivables Funding Corporation, SUPERVALU INC., Nieuw Amsterdam Receivables Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland” New York Branch, and the other conduit purchasers, alternate purchasers and facility agents party thereto is incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 12, 2012.

10.125	Amendment No. 1 to Executive and Officer Severance Pay Plan is incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2012. *

10.126	Severance Agreement and General Release dated April 4, 2012, between SUPERVALU INC. and Julie Dexter Berg, is incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2012.*

10.127	SUPERVALU INC. Fiscal 2013-2015 Multi-Year Performance Award under the 2007 Stock Plan Award Terms and Conditions is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2012.*

10.128	SUPERVALU INC. 2012 Stock Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.129	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.130	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Terms and Conditions (For Employees) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.131	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.132	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.133	SUPERVALU INC. 2012 Stock Plan Form of Fiscal 2013-2015 Multi-Year Performance Award Terms and Conditions is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.134	SUPERVALU INC. Directors’ Deferred Compensation Plan (2009 Statement), as amended is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.135	Form of Retention Agreement, dated as of July 16, 2012, between SUPERVALU, INC. and certain key employees, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2012.*

10.136	Credit Agreement, dated August 30, 2012, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other Lenders party thereto, as LC Issuers, and the Lenders party thereto, U.S. Bank, National Association, Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc, General Electric Capital Corporation, as Co-Documentation Agents, Union Bank, N.A., PNC Bank, National Association and Goldman Sachs Bank USA, as Senior Managing Agents, and Wells Fargo Capital Finance, LLC, U.S. Bank, National Association, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, BMO Harris Bank N.A., RBS Citizens, N.A. and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2012.**

10.137	Term Loan Credit Agreement, dated August 30, 2012, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the Lenders parties thereto, Credit Suisse AG, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Barclays Bank PLC, as Joint Bookrunners and Joint Lead Arrangers, Barclays Bank PLC, as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2012.**

10.138	Letter Agreement, dated August 2, 2012, between SUPERVALU INC. and Wayne C. Sales, is incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2012.*

10.139	Letter Agreement, dated January 10, 2013, between SUPERVALU INC. and Sam Duncan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.140	Second Amendment to the SUPERVALU INC. Executive and Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.141	Third Amendment to the SUPERVALU INC. Executive and Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.142	Trust Agreement Amendment, dated January 9, 2013, by and between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A., is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.143	Letter Agreement Amendment, dated, February 3, 2013 between SUPERVALU INC. and Sam K. Duncan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2013.*

10.144	Letter Agreement Amendment, dated, February 3, 2013 between SUPERVALU INC. and Wayne C. Sales, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2013.*

10.145	Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and Albertson’s LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.146	Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and New Albertson’s, Inc., is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.147	Amended and Restated Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other lenders party thereto, as LC Issuers, and the lenders party thereto, U.S. Bank, National Association and Rabobank Nederland, New York Branch, as Co-Syndication Agents, Wells Fargo Bank, National Association, as collateral agent, Goldman Sachs Bank USA, Credit Suisse AG, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Bank of America, N.A., as Co-Documentation Agents, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., Regions Bank and Union Bank, N.A., as Senior Managing Agents, and Wells Fargo Bank, National Association, U.S. Bank, National Association, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Rabobank Nederland, New York Branch and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.148	Term Loan Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the lenders parties thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Joint Lead Bookrunners and Joint Lead Arrangers, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Documentation Agents, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.149	SUPERVALU INC. Inducement Grant Stock Option Agreement and Terms and Conditions, effective as of February 4, 2013, between SUPERVALU INC. and Sam Duncan. *

(21)	Subsidiaries to the Company.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

101.	The following materials from the SUPERVALU INC. Annual Report on Form 10-K for the fiscal year ended February 23, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Segment Financial Information (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC.

(Registrant)

DATE: April 24, 2013	By:	/s/ SAM DUNCAN
Sam Duncan
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SAM DUNCAN	Chief Executive Officer and President	April 24, 2012
Sam Duncan	(principal executive officer)

/s/ SHERRY M. SMITH	Executive Vice President, Chief Financial	April 24, 2012
Sherry M. Smith	Officer (principal financial and accounting officer)

/s/ DONALD R. CHAPPEL*	Director
Donald R. Chappel

/s/ IRWIN S. COHEN*	Director
Irwin S. Cohen

/s/ PHILIP L. FRANCIS*	Director
Philip L. Francis

/s/ ROBERT G. MILLER	Director and Non-Executive Chairman
Robert G. Miller

/s/ MATTHEW E. RUBEL*	Director
Matthew E. Rubel

/s/ WAYNE C. SALES*	Director
Wayne C. Sales

/s/ LENARD TESSLER*	Director
Lenard Tessler

*	Executed this 24th day of April 2013, on behalf of the indicated Directors by Todd N. Sheldon, duly appointed Attorney-in-Fact.

By:	/s/ TODD N. SHELDON
Todd N. Sheldon
Attorney-in-Fact