Form 10-Q
period 2013-06-15
SUPERVALU INC
filed 2013-07-24
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 15, 2013.

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

As of July 12, 2013, there were 258,453,736 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	First Quarter Ended
	June 15, 2013	June 16, 2012
Net sales
Independent Business	$2,463	$2,478
% of total	47.8%	47.3%
Save-A-Lot	1,266	1,287
% of total	24.5%	24.6%
Retail Food	1,429	1,472
% of total	27.7%	28.1%

Total net sales	$5,158	$5,237
	100.0%	100.0%

Operating earnings
Independent Business	$55	$68
% of sales	2.3%	2.7%
Save-A-Lot	52	59
% of sales	4.1%	4.5%
Retail Food	25	9
% of sales	1.7%	0.6%
Corporate	(50)	(102)

Total operating earnings	82	34
% of sales	1.6%	0.7%
Interest expense, net	249	73

Loss from continuing operations before income taxes	(167)	(39)
Income tax benefit	(62)	(21)

Net loss from continuing operations	(105)	(18)
Income from discontinued operations, net of tax	190	59

Net earnings	$85	$41

During the first quarter of fiscal 2014, the Company reclassified the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s Transition Services Agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is now being managed. These changes primarily resulted in the recast of net expenses from the Company’s Retail Food segment to its Corporate segment for all periods presented and as previously reported in the Company’s Quarterly Report on Form 10-Q for the first quarter ended June 16, 2012. These changes do not revise or restate information previously reported in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows for the Company for any period.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except percent and per share data)

	First Quarter Ended
	June 15, 2013	% of Net sales	June 16, 2012	% of Net sales
Net sales	$5,158	100.0%	$5,237	100.0%
Cost of sales	4,446	86.2	4,530	86.5

Gross profit	712	13.8	707	13.5
Selling and administrative expenses	630	12.2	673	12.8

Operating earnings	82	1.6	34	0.7
Interest expense, net	249	4.8	73	1.4

Loss from continuing operations before income taxes	(167)	(3.2)	(39)	(0.7)
Income tax benefit	(62)	(1.2)	(21)	(0.4)

Net loss from continuing operations	(105)	(2.0)	(18)	(0.3)
Income from discontinued operations, net of tax	190	3.7	59	1.1

Net earnings	$85	1.7%	$41	0.8%

Basic net earnings (loss) per share:
Net loss per share from continuing operations	$(0.43)		$(0.08)
Net earnings per share from discontinued operations	0.78		0.27

Net earnings per share	$0.35		$0.19

Diluted net earnings (loss) per share:
Net loss per share from continuing operations	$(0.43)		$(0.08)
Net earnings per share from discontinued operations	0.77		0.27

Net earnings per share	$0.34		$0.19

Dividends declared per share	$—		$0.0875

Weighted average number of shares outstanding:
Basic	246		212
Diluted	250		214

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	First Quarter Ended
	June 15, 2013	June 16, 2012
Net earnings	$85	$41
Other comprehensive income:
Amortization of actuarial loss on pension and other postretirement benefit obligations, net of tax of $11 and $13, respectively	18	21

Comprehensive income	103	62

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	June 15, 2013	February 23, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$76	$72
Receivables, net	570	466
Inventories, net	898	854
Other current assets	134	84
Current assets of discontinued operations	2	1,494

Total current assets	1,680	2,970

Property, plant and equipment, net	1,618	1,700
Goodwill	847	847
Intangible assets, net	49	51
Deferred tax assets	333	345
Other assets	164	144
Long-term assets of discontinued operations	—	4,977

Total assets	$4,691	$11,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,393	$1,364
Current maturities of long-term debt and capital lease obligations	84	74
Other current liabilities	201	211
Current liabilities of discontinued operations	—	2,701

Total current liabilities	1,678	4,350

Long-term debt and capital lease obligations	2,877	2,815
Pension and other postretirement benefit obligations	881	962
Long-term tax liabilities	125	308
Other long-term liabilities	214	223
Long-term liabilities of discontinued operations	—	3,791
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 258 and 230 shares issued, respectively	3	2
Capital in excess of par value	2,934	3,046
Treasury stock, at cost, 6 and 17 shares, respectively	(183)	(474)
Accumulated other comprehensive loss	(546)	(612)
Accumulated deficit	(3,292)	(3,377)

Total stockholders’ deficit	(1,084)	(1,415)

Total liabilities and stockholders’ deficit	$4,691	$11,034

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	First Quarter Ended
	June 15, 2013	June 16, 2012
Cash flows from operating activities
Net earnings	$85	$41
Income from discontinued operations, net of tax	190	59

Net loss from continuing operations	(105)	(18)
Adjustments to reconcile Net loss from continuing operations to Net cash used in operating activities – continuing operations:
Asset impairment and other charges	182	1
Net gain on sale of assets and exits of surplus leases	(4)	(1)
Depreciation and amortization	98	112
LIFO charge	—	2
Deferred income taxes	6	(15)
Stock-based compensation	12	5
Net pension and other postretirement benefits cost	25	32
Contributions to pension and other postretirement benefit plans	(72)	(68)
Other adjustments	10	7
Changes in operating assets and liabilities	(255)	(68)

Net cash used in operating activities – continuing operations	(103)	(11)
Net cash provided by (used in) operating activities – discontinued operations	(86)	238

Net cash provided by (used in) operating activities	(189)	227

Cash flows from investing activities
Proceeds from sale of assets	3	5
Purchases of property, plant and equipment	(18)	(100)
Other	1	1

Net cash used in investing activities – continuing operations	(14)	(94)
Net cash (used in) provided by investing activities – discontinued operations	101	(112)

Net cash (used in) provided by investing activities	87	(206)

Cash flows from financing activities
Proceeds from issuance of debt	1,989	341
Proceeds from sale of common stock	173	—
Payments of debt and capital lease obligations	(1,953)	(317)
Payments of debt financing costs	(145)	—
Dividends paid	—	(37)
Other	2	(2)

Net cash (used in) provided by financing activities – continuing operations	66	(15)
Net cash used in financing activities – discontinued operations	(37)	(12)

Net cash (used in) provided by financing activities	29	(27)

Net decrease in cash and cash equivalents	(73)	(6)
Cash and cash equivalents at beginning of year	149	157

Cash and cash equivalents at the end of period	$76	$151

Less cash and cash equivalents of discontinued operations at end of period	—	(79)

Cash and cash equivalents of continuing operations at end of period	$76	$72

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying condensed consolidated financial statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the first quarter ended June 15, 2013 and June 16, 2012 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013. The results of operations for the first quarter ended June 15, 2013 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 23, 2013 has been derived from the audited Consolidated Balance Sheet as of that date.

Basis of Presentation

During the fourth quarter of fiscal 2013, the Company entered into a stock purchase agreement (“Stock Purchase Agreement”) to sell the operations of the Company’s New Albertson’s, Inc. subsidiary (“New Albertsons” or “NAI”), including the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market retail banners and the associated Osco and Sav-on in-store pharmacies (the “NAI Banner Sale”) to AB Acquisition LLC (“AB Acquisition”). The NAI Banner Sale was completed effective March 21, 2013, during the Company’s first quarter of fiscal 2014. The NAI operations disposed of under the NAI Banner Sale are being reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of the NAI disposal group are presented separately in the Condensed Consolidated Balance Sheets for all periods presented. Unless otherwise indicated, references to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets in the Notes to the Condensed Consolidated Financial Statements exclude all amounts related to discontinued operations. See Note 11 – Discontinued Operations for additional information regarding these discontinued operations.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its previous wholly-owned subsidiary, NAI, the February 23, 2013 Condensed Consolidated Balance Sheet include the assets and liabilities of the NAI disposal group as of February 21, 2013.

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

Reclassification and Revision

During the first quarter of fiscal 2014, the Company reclassified the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s Transition Services Agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is now being managed. These changes primarily resulted in the recast of net expenses from the Company’s Retail Food segment to its Corporate segment for all periods presented and as previously reported in the Company’s Quarterly Report on Form 10-Q for the first quarter ended June 16, 2012. These changes do not revise or restate information previously reported in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows for the Company for any period.

In addition, the Company made a revision for an immaterial error of $13 between Selling and administrative expenses and Cost of sales within the Unaudited Quarterly Financial Information for such unaudited quarterly information of fiscal 2013 as compared to amounts presented in the Company’s Annual Report on Form 10-K for the year ended February 23, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 15, 2013 and February 23, 2013, the Company had net book overdrafts of $122 and $131, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out (“FIFO”) method had been used Inventories, net would have been higher by approximately $211 at June 15, 2013 and February 23, 2013. The Company recorded a LIFO charge of $0 and $2 for the first quarter ended June 15, 2013 and June 16, 2012, respectively.

Long-Lived Assets

The Company monitors the recoverability of its long-lived assets such as buildings and equipment, and evaluates their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that may trigger such an evaluation include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested. During the first quarter ended June 15, 2013, the Company recorded a $14 asset impairment charges primarily related to the write-off of certain software support tools that would no longer be utilized in operations.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated using net earnings (loss) available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is computed after giving effect to the dilutive impacts of stock options, performance awards and restricted stock awards.

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	First Quarter Ended
	June 15, 2013	June 16, 2012
Net earnings per share—basic:
Net loss from continuing operations available to common stockholders	$(105)	$(18)
Weighted average shares outstanding—basic	246	212

Net loss from continuing operations per share—basic	$(0.43)	$(0.08)

Income from discontinued operations, net of tax available to common stockholders	$190	$59
Weighted average shares outstanding—basic	246	212

Net earnings from discontinued operations per share—basic	$0.78	$0.27

Net earnings available to common stockholders	$85	$41
Weighted average shares outstanding—basic	246	212

Net earnings per share—basic	$0.35	$0.19

Net earnings per share—diluted:
Net loss from continuing operations available to common stockholders	$(105)	$(18)
Weighted average shares outstanding—basic	246	212
Dilutive impact of stock-based awards stock outstanding	—	—

Weighted average shares outstanding—diluted	246	212

Net loss from continuing operations per share—diluted	$(0.43)	$(0.08)

Income from discontinued operations, net of tax available to common stockholders	$190	$59
Weighted average shares outstanding—basic	246	212
Dilutive impact of stock-based awards stock outstanding	4	2

Weighted average shares outstanding—diluted	250	214

Net earnings from discontinued operations per share—diluted	$0.77	$0.27

Net earnings available to common stockholders	$85	$41
Weighted average shares outstanding—basic	246	212
Dilutive impact of stock-based awards stock outstanding	4	2

Weighted average shares outstanding—diluted	250	214

Net earnings per share—diluted	$0.34	$0.19

Stock-based awards of 20 and 19 were outstanding during the first quarter ended June 15, 2013 and June 16, 2012, respectively, but were excluded from the calculation of Net loss from continuing operations per share—diluted because their inclusion would be antidilutive when applied to a net loss. Stock-based awards of 17 were outstanding during the first quarter ended June 15, 2013 and June 16, 2012 but were excluded from the calculation Net earnings from discontinued operations per share—diluted and Net earnings per share—diluted because they were antidilutive.

Accumulated Other Comprehensive Loss

The Company reports comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income (loss) includes all changes in stockholders’ deficit during the applicable reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income (loss) is calculated as net earnings (loss) plus or minus adjustments for pension and other postretirement benefit obligations, net of tax.

Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other post-retirement benefit obligation adjustments, net of tax. Changes in the Accumulated other comprehensive loss balance by component follows below:

June 15, 2013
Pension and postretirement benefit plan accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$612
Other comprehensive income, net of tax of $11	(18)
Divestiture of certain NAI pension plan obligation’s accumulated other comprehensive loss, net of tax of $31	(48)

Pension and postretirement benefit plan accumulated other comprehensive loss at the end of period, net of tax	$546

Upon completion of the NAI Banner Sale in the first quarter of fiscal 2014, the Company disposed approximately $48 of Accumulated other comprehensive loss, which was a component of Stockholders’ deficit in the Condensed Consolidated Balance Sheets due to NAI’s assumption of a defined benefit pension plan established and operated under NAI. The accumulated other comprehensive loss assumed by NAI was a component of the preliminary estimated loss on the sale of NAI accrued in Current liabilities of discontinued operations in the Condensed Consolidated Balance Sheet as of February 23, 2013.

Common and Treasury Stock

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with Symphony Investors, LLC, owned by a Cerberus Capital Management, L.P. (“Cerberus”)-led investor consortium (“Symphony Investors”) and Cerberus, pursuant to which, upon the terms and subject to the conditions of the Tender Offer Agreement, and contingent upon the NAI Banner Sale, Symphony Investors tendered for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). Approximately 12 shares were validly tendered, representing approximately 5.5 percent of the issued and outstanding shares at the time of the Tender Offer expiration on March 20, 2013. All shares that were validly tendered and not properly withdrawn were accepted as tendered in accordance with the terms of Tender Offer.

In addition, pursuant to the terms of the Tender Offer Agreement, on March 21, 2013, the Company issued approximately 42 additional shares of common stock (approximately 19.9 percent of outstanding shares prior to the share issuance) to Symphony Investors at the Tender Offer price per share of $4.00, resulting in $170 in cash proceeds to the Company, which brought Symphony Investors ownership percent to 21.2 percent after the share issuance. The additional 42 shares outstanding have a dilutive effect on current and future net earnings (loss) per share.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance through ASU 2013-02 surrounding the presentation of items reclassified from accumulated other comprehensive income (loss) to net earnings (loss). This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of accumulated other comprehensive income (loss) and into net earnings (loss) in their entirety by component and the effect of the reclassification on each affected Consolidated Statement of Operations line item. In addition, for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings (loss), a cross reference to other required accounting standard disclosures is required. The Company adopted ASU 2013-02 in the first quarter of fiscal 2014. Accordingly, additional footnote disclosure is provided within Note 1 – Summary of Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements. The adoption had no effect on our results of operations or financial position.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 23, 2013	Additions	Impairments	Other net adjustments	June 15, 2013
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	—	—	—	137

Total goodwill	$847	$—	$—	$—	$847

	February 23, 2013	Additions/ Amortization	Impairments	Other net adjustments	June 15 2013
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$9	$—	$—	$—	$9
Favorable operating leases, customer lists, customer relationships and other (accumulated amortization of $71 and $65 as of June 15, 2013 and February 23, 2013, respectively)	106	—	—	4	110
Non-compete agreements (accumulated amortization of $2 and $2 as of June 15, 2013 and February 23, 2013, respectively)	3	—	—	—	3

Total intangible assets	118	—	—	4	122
Accumulated amortization	(67)	(2)		(4)	(73)

Total intangible assets, net	$51				$49

Amortization expense of intangible assets with definite useful lives was $2 and $3 for the first quarter ended June 15, 2013 and June 16, 2012, respectively. Future amortization expense is anticipated to average approximately $6 per fiscal year for each of the next five fiscal years.

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

Changes in the Company’s reserves for closed properties consisted of the following:

June 15, 2013
Reserves for closed properties at beginning of the fiscal year	$61
Additions	—
Payments	(4)
Adjustments	(2)

Reserves for closed properties at the end of period	$55

NOTE 4–FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 –	Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

During the first quarter ended June 15, 2013, Property, plant and equipment related assets with a carrying amount of $9 were written down to their fair value of $6, resulting in an impairment charge of $3. During the first quarter ended June 16, 2012, the Company did not incur any Property, plant and equipment related impairment charges that utilized fair value inputs. Property, plant and equipment-related impairment charges were measured at fair value on a nonrecurring basis using Level 3 inputs and are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than the book value by approximately $2 as of June 15, 2013 and February 23, 2013. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.

The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $38 and $57 as of June 15, 2013 and February 23, 2013, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 5 – LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	June 15, 2013	February 23, 2013
5.00% Secured Term Loan Facility due March 2019	$1,500	$—
8.00% Senior Notes due May 2016	628	1,000
6.75% Senior Notes due June 2021	400	—
2.20% to 4.25% Revolving ABL Credit Facility due March 2018	104	—
8.00% Secured Term Loan Facility due August 2018	—	834
7.50% Senior Notes due November 2014	—	490
2.21% to 4.25% Revolving ABL Credit Facility due August 2017	—	207
Accounts Receivable Securitization Facility	—	40
Other	29	28
Net discount on debt, using an effective interest rate of 5.13% to 8.58%	(19)	(40)
Capital lease obligations	319	330

Total debt and capital lease obligations	2,961	2,889
Less current maturities of long-term debt and capital lease obligations	(84)	(74)

Long-term debt and capital lease obligations	$2,877	$2,815

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

Senior Secured Credit Agreements

As of February 23, 2013, there was $207 of outstanding borrowings under the Company’s $1,650 Revolving ABL Credit Facility due August 2017 at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.250 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due August 2017 were $360 at fees up to 2.125 percent and the unused available credit under this facility was $857. As of February 23, 2013, the Revolving ABL Credit Facility due August 2017 was secured on a first priority basis by $1,086 of assets included in Inventories, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents as well as $1,006 of inventories included in Current assets of discontinued operations in the Condensed Consolidated Balance Sheets.

Certain of the Company’s material subsidiaries were co-borrowers with the Company under the Revolving ABL Credit Facility due August 2017, and this facility was guaranteed by the rest of the Company’s material subsidiaries. To secure the obligations under the Revolving ABL Credit Facility due August 2017, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility due August 2017 were secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility due August 2018, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

As of February 23, 2013, there were borrowings outstanding under the Company’s Secured Term Loan Facility due August 2018 of $834 at the rate of LIBOR plus 6.75 percent and including a LIBOR floor of 1.25 percent, of which $9 was classified as current. The Secured Term Loan Facility due August 2018 was also guaranteed by the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility due August 2018, the Company and the guarantors granted a perfected first-priority mortgage lien and security interest for the benefit of the facility lenders in certain of their owned or ground-leased real estate and the equipment located on such real estate. As of February 23, 2013, there was $302 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net as well as $767 of assets included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets. In addition, the obligations under the Secured Term Loan Facility due August 2018 were secured by second-priority secured interests in the collateral securing the Revolving ABL Credit Facility due August 2017, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

On March 21, 2013, the Company entered into (i) an amended and restated five-year $1,000 (subject to borrowing base availability) asset-based revolving credit facility (the “Revolving ABL Credit Facility due March 2018”), secured by the Company’s inventory, credit card receivables and certain other assets, which bears interest at the rate of LIBOR plus 1.75 percent to LIBOR plus 2.25 percent or prime plus 0.75 percent to 1.25 percent, with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $1,500 term loan (the “Secured Term Loan Facility due March 2019”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 5.00 percent and includes a floor on LIBOR set at 1.25 percent (collectively, the “Refinancing Transactions”). The proceeds of the Refinancing Transactions were used to replace the Company’s existing five-year $1,650 Revolving ABL Credit Facility due August 2017, the existing $850 Secured Term Loan Facility due August 2018 and the $200 Accounts Receivable Securitization Facility, and refinanced the $490 of 7.50 percent Senior Notes due 2014.

Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility due March 2018, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility due March 2018, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility due March 2018 are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility due March 2019, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

As of June 15, 2013, there was $104 of outstanding borrowings under the Revolving ABL Credit Facility due March 2018 at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due March 2018 were $127 at fees up to 2.125 percent and the unused available credit under this facility was $693. As of June 15, 2013, the Revolving ABL Credit Facility due March 2018 was secured on a first priority basis by $1,107 of assets included in Inventories, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The revolving loans under the Revolving ABL Credit Facility due March 2018 may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility due March 2018 are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility due March 2018. During the first quarter ended June 15, 2013, the Company borrowed $1,114 and prepaid $1,217 under its Revolving ABL Credit Facility due August 2017 and Revolving ABL Credit Facility due March 2018. During the first quarter ended June 16, 2012, the Company borrowed $481 and prepaid $215 under its previous revolving credit facility, which was refinanced in August 2012.

The Secured Term Loan Facility due March 2019 is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility due March 2019, the Company granted a perfected first-priority mortgage lien and security interest for the benefit of the facility lenders in the Term Loan Parties’ equity investment in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, substantially all of the Term Loan Parties’ intellectual property, and certain of the Term Loan Parties’ owned or ground leased real estate and certain additional equipment. As of June 15, 2013, there was $295 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility due March 2019 are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility due March 2018.

The loans under the Secured Term Loan Facility due March 2019 may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility due March 2019, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility due March 2018 and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility due March 2019. Also, beginning with the Company’s fiscal year ending February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential mount of prepayment from excess cash flow that will be required for fiscal 2014 is not reasonably estimable as of June 15, 2013. As of June 15, 2013, the loans outstanding under the Secured Term Loan Facility due March 2019 had a remaining principal balance of $1,500, of which $15 was classified as current.

In connection with the Refinancing Transactions, the Company paid financing costs of approximately $76 for the first quarter ended June 15, 2013, of which approximately $61 was capitalized and $15 was expensed. In addition, the Company recognized a non-cash charge of approximately $38 for the write-off of existing unamortized financing costs and $22 for the accelerated amortization of original issue discount on the refinanced debt instruments.

On May 16, 2013, the Company entered into an amendment to the Secured Term Loan Facility due March 2019 (the ‘‘Term Loan Amendment’’) that reduced the interest rate for the term loan from LIBOR plus 5.00 percent with a floor on LIBOR set at 1.25 percent to LIBOR plus 4.00 percent with a floor on LIBOR set at 1.00 percent. The Term Loan Amendment also amended the Secured Term Loan Facility due March 2019 to provide that the Company may incur additional term loans under the facility in an aggregate principal amount of up to $500 instead of $250 as in effect prior to the Term Loan Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and the satisfaction of certain terms and conditions. The Term Loan Amendment also contains modified covenants to give the Company additional strategic and operational flexibility. Since the Secured Term Loan Facility due March 2019 was refinanced within the first year of its inception, the Company paid the lenders thereunder a 1.00 percent refinancing premium per the terms of the facility. In connection with the completion of the Term Loan Amendment, the Company paid premiums and financing costs of approximately $17 in the first quarter ended June 15, 2013, of which approximately $10 was capitalized and $7 was expensed. In addition, the Company recognized a non-cash charge of approximately $20 for the write-off of existing unamortized financing costs and $7 for the accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019.

Debentures

On May 21, 2013, the Company completed a modified ‘‘Dutch Auction’’ tender offer (the ‘‘Debt Tender Offer’’) to purchase up to $372 aggregate principal amount of its outstanding 8.00 percent Senior Notes due 2016 (the ‘‘2016 Senior Notes’’), in accordance with the terms and subject to the conditions set forth in an Offer to Purchase dated May 2, 2013 and the accompanying Letter of Transmittal. On May 15, 2013 (the “Early Tender Time”), an aggregate principal amount of $372 of the 2016 Senior Notes were validly tendered (and not validly withdrawn) pursuant to the Debt Tender Offer. All notes validly tendered (and not validly withdrawn) pursuant to the Debt Tender Offer at or prior to the Early Tender Time were accepted for purchase and settled by the Company on May 21, 2013. As a result of the Debt Tender Offer being fully subscribed at the Early Tender Time, no 2016 Senior Notes tendered after the Early Tender Time were accepted for purchase. In addition, on May 21, 2013, the Company issued $400 of 6.75 percent Senior Notes due June 2021 (the “2021 Senior Notes”). In connection with the Debt Tender Offer and the issuance of the 2021 Senior Notes, the Company paid financing costs and tender premiums of approximately $52 in the first quarter ended June 15, 2013, of which approximately $3 was capitalized and $49 was expensed. In addition, the Company recognized non-cash charges of $11 for the write-off of existing unamortized financing costs and accelerated amortization of original issue discount on the $372 of the 2016 Senior Notes.

The remaining $628 of 2016 Senior Notes and the $400 of 2021 Senior Notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

Other

Prior to the completion of the Refinancing Transactions and at February 23, 2013, the Company had the ability to borrow up to $200 on a revolving basis under its Accounts Receivable Securitization Facility, with borrowings secured by eligible accounts receivable, which remained under the Company’s control. As of February 23, 2013, there was $40 of outstanding borrowings under this facility at 1.98 percent. Facility fees on the unused portion were 0.70 percent. As of February 23, 2013, there was $282 of accounts receivable pledged as collateral, classified in Receivables, net, in the Condensed Consolidated Balance Sheet. As discussed above, this facility was repaid and terminated on March 21, 2013 in connection with the Refinancing Transactions.

As of June 15, 2013 and February 23, 2013, the Company had $14 and $18, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility due March 2018 or other long-term debt.

NOTE 6 – INCOME TAXES

The tax rate for the first quarter ended June 15, 2013 included $2 of discrete tax benefits and $2 of discrete tax expense. The tax rate for the first quarter ended June 16, 2012 included a $7 discrete tax benefit resulting from tax planning strategies which is non-recurring.

During the first quarter ended June 15, 2013, unrecognized tax benefits decreased $151 from the amounts disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013. The decrease was due to the settlement of IRS audits for the fiscal 2010, 2009 and 2008 tax years. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.

As of June 15, 2013, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 7 – STOCK-BASED AWARDS

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock-based awards of $12 and $5 for the first quarter ended June 15, 2013 and June 16, 2012, respectively.

On March 20, 2013, in conjunction with the completion of the Tender Offer, the Company’s Board of Directors deemed the completion of the Tender Offer and issuance of common stock to Symphony Investors pursuant to the Tender Offer Agreement a change-in-control for the purposes of the Company’s outstanding stock-based awards which allowed for the acceleration of vesting under certain stock-based awards. The deemed change-in-control in conjunction with certain other events resulted in the immediate acceleration of certain stock-based awards. As a result of this action, the 2013 and 2012 long-term incentive program awards were immediately accelerated resulting in the recognition of the remaining unamortized stock-based compensation expense and, as the exercise price for the vast majority of these awards was greater than the market price of the Company’s common stock at such time, the cash pay-out to management and employees was insignificant. Outstanding options granted prior to May of fiscal 2010 were also immediately accelerated resulting in the recognition of the remaining unamortized costs. In addition, the deemed change-in-control resulted in the acceleration of options and restricted stock awards granted after May of fiscal 2010 for certain employees meeting qualifying criteria. The Company recognized $12 of stock-based compensation expense in the first quarter of fiscal 2014 including $9 of accelerated stock based compensation as a result of the deemed change-in-control.

Stock Options

In May 2013, the Company granted non-qualified stock options to certain employees under the Company’s 2012 Stock Plan. The Company granted 9 stock options with a weighted average grant date fair value of $2.78 per share, which vest over a period of three years, as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions.

June 15, 2013
Dividend yield	—%
Volatility rate	49.3—51.3%
Risk-free interest rate	0.6—1.0%
Expected life	4.0—6.0 years

The Company did not grant any stock options during the first quarter ended June 16, 2012.

Restricted Stock Awards

In April 2012, the Company granted 1 shares of restricted stock awards (“RSAs”) to certain employees under the 2012 Stock Plan in connection with Company’s fiscal 2012 bonus plan at a fair value of $6.15 per share. The RSAs vest over a three year period from the date of grant.

NOTE 8 – BENEFIT PLANS

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. The Company’s primary defined benefit pension plan, the SUPERVALU Retiree Benefit Plan, and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefit earned in these plans until December 31, 2012. Most union employees participate in multiemployer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For most retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Net periodic benefit expense for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Service cost	$—	$—	$1	$1
Interest cost	37	38	1	2
Expected return on assets	(43)	(41)	—	—
Amortization of prior service benefit	—	—	(4)	(4)
Amortization of net actuarial loss	31	34	2	2

Net periodic benefit expense	$25	$31	$—	$1

During the first quarter ended June 15, 2013, the Company made contributions of $71 and $1 to its pension plans and other postretirement benefit plans, respectively. During the first quarter ended June 16, 2012, the Company made contributions of $66 and $2 to its pension plans and other postretirement benefit plans, respectively.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the first quarter ended June 15, 2013 and June 16, 2012, the Company contributed $12 to these plans.

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

NOTE 9 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 15, 2013. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 15, 2013, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $81 and represented $57 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset, utilities and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 15, 2013 and February 23, 2013, the Company had $334 and $364, respectively, of non-cancelable future purchase obligations primarily related to supply contracts.

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

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 23, 2013, the total amount of all such guarantees was $411 and represented $369 on a discounted basis. Based on the settlement listing of the underlying claims data of such self-insurance commitments while the Company owned NAI, the Company believes that such contingent liabilities will continue to decline. Because NAI remains a primary obligor on these self-insurance obligations, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these parent guarantees.

The Company and AB Acquisition entered into an agreement with the Pension Benefit Guaranty Corporation (the “PBGC”) relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015—2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments.

The Company has guaranteed certain debt obligations of American Stores Company (“ASC”) on ASC’s $467 notes outstanding. In connection with the NAI Banner Sale, AB Acquisition assumed the ASC debt but the existing guarantee as provided by the Company was not released, and the Company continues as guarantor. Concurrently with the NAI Banner Sale, AB Acquisition entered into an agreement with the Company to indemnify the Company for any consideration used to satisfy the guarantee by depositing $467 in cash into an escrow account, which provides the Company first priority interest and the trustee of the ASC bondholders’ second priority interest in the collateral balance.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claims that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot has denied all allegations in the case and continues to vigorously defend the case. The same plaintiffs’ attorneys representing Kiefer have filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these filed by a former Assistant Store Manager (Roach) in March 2011 cases, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas. Neither SUPERVALU nor Save-A-Lot has yet been required to respond to the lawsuit filed by Pagano, but both Save-A-Lot and SUPERVALU deny any allegations of wrongdoing. In all three cases, plaintiffs seek monetary damages and attorney’s fees.

On October 24, 2012, the Office of Self-Insurance Plans, a program within the director’s office of the California Department of Industrial Relations (the “DIR”), notified the Company that additional security was required to be posted in connection with the Company’s California self-insured workers’ compensation obligations of New Albertsons and certain other subsidiaries pursuant to applicable regulations. The notice from the DIR stated that the additional security was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers’ compensation claims with respect to the applicable businesses, and a decline in the Company’s net worth. A security deposit of $271 was demanded in addition to security of $427 provided through the Company’s participation in California’s Self-Insurer’s Security Fund. The Company appealed this demand. The California Self-Insurers’ Security Fund (the “Fund”) attempted to create a secured interest in certain assets of New Albertsons for the total amount of the additional security deposit. The dispute with the Fund and the DIR was resolved through a settlement agreement as part of the NAI Banner Sale on March 21, 2013 and the primary obligation to the Fund and the DIR was retained by NAI following the NAI Banner Sale.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the five pending matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 10 – SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 11 – DISCONTINUED OPERATIONS

On January 10, 2013, the Company, AB Acquisition and NAI entered into the Stock Purchase Agreement providing for the sale by the Company of its Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”) to AB Acquisition. The NAI Banner Sale was completed on March 21, 2013. The Company received net proceeds of approximately $100 and a short-term note receivable of approximately $44 in exchange for the stock of NAI. AB Acquisition also assumed approximately $3,200 of debt and capital leases. In addition, AB Acquisition also assumed the underfunded status of NAI related share of the multiemployer pension plans to which the Company contributes. AB Acquisition’s portion of the unfunded status of the multiemployer pension plans was estimated to be approximately $1,138 before tax, based on the Company’s estimated “proportionate share” of underfunding calculated as of February 23, 2013.

In connection with the Stock Purchase Agreement, the Company entered into various agreements with AB Acquisition and its affiliates related to on-going operations, including a Transition Services Agreement (“TSA”) with each of NAI and Albertson’s LLC and operating and supply agreements. The initial terms of these arrangements vary from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also includes termination provisions that can be exercised by each party. The Company expects to earn $182 in fiscal 2014 under the TSA agreements and a further $60 under the transitional TSA in place for the first year only. This reflects incremental TSA fees of approximately $140 during fiscal 2014, net of TSA fees historically recognized under its previous TSA agreement with Albertson’s LLC and an incremental $60 under the transitional TSA. The Company recognized $84 in TSA fees during the first quarter ended June 15, 2013 including $36 (of the $60 total) under the transitional TSA provisions. The Company expects to recognize $18 of the transitional TSA fees during the second quarter of fiscal 2014, $4 during the third quarter of fiscal 2014 and $2 during the fourth quarter of fiscal 2014. During the first quarter ended June 16, 2012 the Company recognized TSA fees totaling $13. The historical shared service center costs incurred to support back office functions related to the NAI Banners were incurred as administrative overhead and are recorded in Selling and administrative expenses, net of the related TSA fees.

The Company has determined that the continuing cash flows generated by these arrangements are not significant in proportion to the cash flows of the Company had the NAI Banner Sale not occurred and that the arrangements do not provide the Company the ability to influence the operating or financial policies of the NAI Banners. Accordingly the above arrangements do not constitute significant continuing involvement in the operations of the NAI Banners. The net assets, operating results, and cash flows of the NAI Banners have been presented separately as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented.

During the fourth quarter of fiscal 2013, the Company presented the assets and liabilities of NAI as discontinued operations and accordingly assessed the long-lived assets of the disposal group for impairment by comparing the carrying value of the total net assets of discontinued operations to their estimated fair value based on the proceeds expected to be received and debt assumed by AB Acquisition pursuant to the Stock Purchase Agreement less the estimated costs to sell. The Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150, recorded as a component of Current liabilities of discontinued operations, and a pre-tax Property, plant and equipment related impairment of $203, recorded as a reduction of Long-term assets of discontinued operations, in the Condensed Consolidated Balance Sheets. For the quarter ended June 15, 2013, the finalization of the loss on sale of NAI resulted in a reduction to the preliminary estimated loss of $76 pre-tax or $68 after tax, which was recorded as a component of Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The total loss on sale of NAI was $1,246, comprised of $1,064 of contract loss and $182 of Property, plant and equipment related impairment. The Company determined the pre-tax property, plant and equipment-related impairment using Level 3 inputs.

The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations for the first quarter ended June 15, 2013 and June 16, 2012:

	June 15, 2013 (16 weeks)	June 16, 2012 (16 weeks)
Net sales	$1,235	$5,353
Income before income taxes from discontinued operations	117	93

Income tax provision (benefit)	(73)	34

Income from discontinued operations, net of tax	$190	$59

The tax rate for the income tax provision included as a component of Income from discontinued operations, net of tax for the first quarter ended June 15, 2013 included $118 of discrete tax benefits primarily resulting from the settlement of IRS audits for the fiscal 2010, 2009 and 2008 tax years and an adjustment to decrease the loss on sale of NAI reported at fiscal year ended 2013, which are non-recurring.

The Company will continue to sell certain products to the NAI Banners subsequent to the NAI Banner Sale. The amounts of the intercompany sales, which approximate related costs and are eliminated upon consolidation, were $19 and $72 for the first quarter ended June 15, 2013 and June 16, 2012, respectively. Subsequent to the NAI Banner Sale, the Company recorded $53 within Net sales related to the NAI banners. The Company provides certain back office support to the divested NAI Banners under the TSA agreements. TSA administrative reimbursement fees are reflected in the Condensed Consolidated Statement of Operations as a reduction of Selling and administrative expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

MANAGEMENT OVERVIEW

On March 21, 2013, the Company completed the sale of its wholly-owned subsidiary, New Albertson’s, Inc. (“NAI”), including the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market retail banners (the “NAI Banners”), to AB Acquisition LLC (“AB Acquisition”), an affiliate of a Cerberus Capital Management, L.P. (“Cerberus”) led consortium (the “NAI Banner Sale”). The NAI Banner Sale marked a significant milestone for the 140-year old company. SUPERVALU entered fiscal 2014 as a more focused wholesale and retail grocery business having achieved revenues of more than $17 billion in fiscal 2013 on a continuing operations basis.

The new leadership team, including president and chief executive officer, Sam Duncan, focused on simplifying operations and placing more authority and accountability at the retail banner level during the first quarter of fiscal 2014, while continuing to focus on the Company’s long-term plans to increase sales and operating cash flow, improve its balance sheet, and generate returns for its stockholders.

The Company will continue to be challenged by the slow rate of economic improvement and historically low levels of consumer confidence as it seeks to improve same store sales trends. Management expects consumer spending to be pressured by the overall economic environment and operating results for the Company will continue to be impacted as consumers seek greater value offerings in a highly competitive and price-sensitive marketplace.

In connection with the NAI Banner Sale, the Company entered into various agreements with regard to on-going operations, including a Transition Services Agreement (“TSA”) with each of NAI and Albertson’s LLC and operating and supply agreements. The initial terms of these arrangements vary from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party.

On March 26, 2013, the Company also announced plans to reduce its national workforce by an estimated 1,100 positions, including current positions and open jobs. Reductions occurred predominantly during the Company’s first quarter of fiscal 2014 and will be largely completed in the Company’s second quarter of fiscal 2014.

In addition, during the first quarter of fiscal 2014, the Company revised the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s Transitional Services Agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is now being managed. These changes primarily resulted in the recast of net expenses from the Company’s Retail Food segment to its Corporate segment for all periods presented.

RESULTS OF OPERATIONS

In the first quarter of fiscal 2014, Net sales from continuing operations were $5,158 and Net loss from continuing operations was $105, or $0.43 per basic and diluted share. Results of continuing operations for the first quarter of fiscal 2014 include net charges and costs of $227 before tax ($139 after tax, or $0.57 per diluted share), comprised of non-cash financing charges of $98 before tax ($60 after tax, or $0.24 per diluted share), refinancing costs of $71 before tax ($44 after tax, or $0.18 per diluted share), severance cost and accelerated stock-based compensation charges of $39 before tax ($24 after tax, or $0.10 per diluted share), non-cash asset impairment charges of $14 before tax ($9 after tax, or $0.04 per diluted share), and contract breakage and other costs of $5 before tax ($2 after tax, or $0.01 per diluted share). In the first quarter of fiscal 2013, Net sales from continuing operations were $5,237 and Net loss from continuing operations was $18, or $0.08 per basic and diluted share.

As a result of the NAI Banner Sale, the Company has classified the operations attributable to NAI as discontinued operations for periods presented. Except where such discontinued operations are specifically mentioned, the following discussion and analysis of the Company’s financial condition, changes in financial condition and results of operation are presented on a continuing basis only.

FIRST QUARTER RESULTS

Net Sales

Net sales for the first quarter of fiscal 2014 were $5,158, compared with $5,237 last year, a decrease of $79 or 1.5 percent. Independent Business net sales were 47.8 percent of Net sales, Save-A-Lot net sales were 24.5 percent of Net sales and Retail Food net sales were 27.7 percent of Net sales for the first quarter fiscal 2014, compared with 47.3 percent, 24.6 percent and 28.1 percent, respectively, for the first quarter of fiscal 2013.

Independent Business net sales for the first quarter of fiscal 2014 were $2,463, compared with $2,478 last year, a decrease of $15 or 0.6 percent. The decrease is primarily due to lower military sales, offset in part by increased sales from net new business including sales to one NAI banner.

Save-A-Lot net sales for the first quarter of fiscal 2014 were $1,266, compared with $1,287 last year, a decrease of $21 or 1.6 percent. The decrease is primarily due to negative network identical store sales of 1.9 percent or $23 (defined as net sales from Company-owned stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $61 due to store dispositions, offset primarily by an increase of $63 in sales due to new store openings.

Save-A-Lot corporate identical store sales for Company-owned stores (defined as net sales from Company-owned stores operating for four full quarters, including store expansions and excluding planned store dispositions) were negative 1.2 percent or ($6) for the first quarter fiscal 2014.

Retail Food net sales for the first quarter of fiscal 2014 were $1,429, compared with $1,472 last year, a decrease of $43 or 3.0 percent. The decrease is primarily due to negative identical store sales of 3.0 percent or $45 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions). Retail Food negative identical store sales performance was primarily a result of continued price-focused competitive activity driving lower customer counts, the challenging economic environment and lower inflation. During the first quarter of fiscal 2014, customer counts declined approximately 2.6 percent while average basket size decreased approximately 0.4 percent driven by moderate levels of inflation and fewer items per customer.

Gross Profit

Gross profit for the first quarter of fiscal 2014 was $712, compared with $707 last year, an increase of $5 or 0.7 percent. The increase in Gross profit dollars is primarily due to $13 of reduced employee-related costs, $4 of lower costs on private brands and $2 from a lower LIFO charge, partially offset by a $16 decline in the Company’s sales volume. Gross profit, as a percent of Net sales, was 13.8 percent for the first quarter fiscal 2014, compared with 13.5 percent last year.

Independent Business gross profit as a percent of Independent Business Net sales was 4.8 percent for the first quarter of fiscal 2014, compared with 4.5 percent last year. The 30 basis point increase in Independent Business gross profit is primarily due to a favorable impact from vendor funding activity and lower fuel costs.

Save-A-Lot gross profit as a percent of Save-A-Lot Net sales was 16.1 percent for the first quarter of fiscal 2014, compared with 16.4 percent last year. The 30 basis point decrease in Save-A-Lot gross profit rate is primarily due to a $2 or 20 basis point impact from competitive price investment with the remaining 10 basis point decrease due to higher advertising costs.

Retail Food gross profit as a percent of Retail Food Net sales was 27.2 percent for the first quarter of fiscal 2014, compared with 26.1 percent last year. The 110 basis point increase in Retail Food gross profit rate is primarily due to lower employee-related costs, a lower LIFO charge and lower costs related to private brands, partially offset by impacts from a $3 or 30 basis point impact from competitive price investment and higher shrink.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of fiscal 2014 were $630, compared with $673 last year, a net decrease of $43 or 6.4 percent. Included in Selling and administrative expenses for the first quarter of fiscal 2014 are $58 of charges before tax comprised of severance and stock-based compensation acceleration costs of $39, non-cash asset impairment charges of $14 and contract breakage and other costs of $5. The remaining net reduction in Selling and administrative expenses of $101 is primarily due to current period administrative costs related to divested operations being offset by incremental TSA fees and lower business support services including lower consulting and legal fees.

Selling and administrative expenses for the first quarter of fiscal 2014 were 12.2 percent of Net sales, compared with 12.8 percent of Net sales last year. When adjusted for the above items, Selling and administrative expenses for the first quarter of fiscal 2014 were 11.1 percent of Net sales, compared with 12.8 percent of Net sales last year.

Operating Earnings

Operating earnings for the first quarter of fiscal 2014 were $82, compared with $34 last year. Included in the first quarter of fiscal 2014 Operating earnings are $58 of charges comprised of severance and stock-based compensation acceleration costs of $39, non-cash asset impairment charges of $14 and contract breakage and other costs of $5. Operating earnings were higher primarily due to administrative costs related to divested operations being offset by incremental TSA fees and lower business support costs.

Independent Business operating earnings for the first quarter of fiscal 2014 were $55, or 2.3 percent of Independent Business net sales, compared with $68, or 2.7 percent of Independent Business net sales, last year. The $13 decrease in Independent Business operating earnings reflects $14 of charges comprised of severance and stock-based compensation acceleration costs of $13 and contract breakage of $1, resulting in operating earnings comparable to last year.

Save-A-Lot operating earnings for the first quarter of fiscal 2014 were $52, or 4.1 percent of Save-A-Lot net sales, compared with $59, or 4.5 percent of Save-A-Lot net sales, last year. The $7 decrease in Save-A-Lot operating earnings includes $5 of charges and costs comprised of $3 of non-cash asset impairment charges and $2 of severance costs. The remaining decrease in Save-A-Lot Operating earnings is primarily due to negative gross profit impacts from competitive price investment and higher advertising costs.

Retail Food operating earnings for the first quarter of fiscal 2014 was $25 or 1.7 percent of Retail Food net sales, compared with $9 or 0.6 percent of Retail Food net sales, last year. The $16 increase in Retail Food operating earnings includes the effect of non-cash asset impairment charges of $9, severance and stock-based compensation acceleration costs of $7 and contract breakage costs of $2, and it’s higher primarily due to lower employee-related costs, a lower LIFO charge and lower costs related to private brands.

Corporate expenses for the first quarter of fiscal 2014 were $50 or 1.0 percent of Net sales, compared with $102 or 1.9 percent of Net sales last year, a decrease of $52. Corporate expenses included $21 of costs and charges comprised of $17 of severance and stock-based compensation acceleration costs, $2 of non-cash asset impairment charges and $2 of contract breakage costs. The remaining $73 reduction in corporate expenses was primarily due to incremental TSA reimbursement covering administrative costs of divested operations.

Interest Expense, Net

Net interest expense was $249 for the first quarter fiscal of 2014, compared with $73 last year, primarily reflecting the unamortized financing cost charges and original issue discount acceleration of $98 and refinancing costs of $71 related to the Company’s Refinancing Transactions, the Term Loan Amendment and the Debt Tender Offer discussed under “Liquidity and Capital Resources” below.

Income Tax Benefit

The Income tax benefit for the first quarter of fiscal 2014 was $62, compared with an Income tax benefit of $21 last year. Income tax benefit for the first quarter of fiscal 2014 and 2013 reflect the operating losses arising during the respective years.

Net Loss from Continuing Operations

Net loss from continuing operations was $105, or $0.43 per basic and diluted share, for the first quarter of fiscal 2014, compared with a Net loss from continuing operations of $18, or $0.08 per basic and diluted share, last year. Net loss from continuing operations for the first quarter of fiscal 2014 includes charges and costs of $227 before tax ($139 after tax, or $0.57 per diluted share), comprised of non-cash financing charges of $98 before tax ($60 after tax, or $0.24 per diluted share), refinancing costs of $71 before tax ($44 after tax, or $0.18 per diluted share), severance cost and accelerated stock-based compensation charges of $39 before tax ($24 after tax, or $0.10 per diluted share), non-cash asset impairment and other charges of $14 before tax ($9 after tax, or $0.04 per diluted share), and contract breakage and other costs of $5 before tax ($2 after tax, or $0.01 per diluted share). The remaining $52 increase in Net earnings from continuing operations is primarily the result of current period administrative costs related to divested operations being offset by incremental TSA fees and favorable Gross profit in the Independent Business and Retail Food segments.

Income from Discontinued Operations, Net of Income Taxes

On January 10, 2013, the Company entered into a stock purchase agreement to sell NAI, which contained components of the Company’s Retail Food and Corporate segments. The Company completed the NAI Banner Sale on March 21, 2013. As a result of the NAI Banner Sale, the financial results for those operations are presented as discontinued operations for all periods presented.

Net sales of discontinued operations were $1,235 for the first quarter of fiscal 2014, compared with $5,353 for the first quarter of fiscal 2013. The Net sales for the first quarter of fiscal 2014 reflect sales for the 4-week period from February 24, 2013 to March 21, 2013, prior to the completion of the NAI banner sale, whereas Net sales for the first quarter fiscal 2013 reflect sales for 16 weeks ending June 16, 2012.

Income from discontinued operations, net of tax, was $190 for the first quarter of fiscal 2014, compared with $59 last year. Results for first quarter fiscal 2014 included a reduction in the preliminarily estimated loss on the sale of $68 net of tax and discrete tax benefits of $111 primarily resulting from the settlement of Internal Revenue Service audits for the fiscal 2010, 2009 and 2008 tax years, which were partially offset by severance and other costs of $9.

Refer to Note 11 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. A significant reduction in future operating earnings or the incurrence of operating losses in one or more future quarterly periods could have a negative impact on the Company’s operating cash flow, which would limit the Company’s ability to pay down its outstanding indebtedness as planned. The Company’s primary source of liquidity is from internally generated funds and borrowings under its credit facilities. To the extent that the Company’s inventory levels decline as a result of reduced cash flow from operations, the Company’s borrowing capacity under its credit facilities would also decline. Reduced liquidity could also result in less favorable trade terms with vendors and other third parties.

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

Cash Flow Information

Operating Activities

Net cash used in operating activities from continuing operations was $103 and $11 in the first quarter of fiscal 2014 and 2013, respectively. The increase in net cash used in operating activities from continuing operations in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 is primarily attributable to an increase in cash utilized in working capital. Cash flows used in working capital included an increase in trade receivables of $74 primarily due to receivables created from wholesale product sales to the divested NAI banners and a $40 increase in income taxes receivable primarily due to the increase in losses before income taxes for the first quarter of fiscal 2014 and cash payments remitted during the first quarter of fiscal 2013 related to prior year tax expenses.

The decrease in net cash provided by operating activities from discontinued operations is primarily due to changes in assets and liabilities and cash payments for liabilities of discontinued operations associated with the NAI Banner Sale.

Investing Activities

Net cash used in investing activities from continuing operations was $14 and $94 in the first quarter of fiscal 2014 and 2013, respectively. The decrease in cash used in investing activities in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 is primarily attributable to $82 less cash used in the purchases of property, plant and equipment in fiscal 2014 due to the pay-down of fiscal 2012 capital expenditures payables in the first quarter of fiscal 2013, and lower first quarter fiscal 2014 capital expenditures.

The $213 increase in net cash provided by investing activities from discontinued operations is primarily due to approximately $100 in proceeds received from the NAI Banner Sale and $12 in proceeds from collections on the $44 short-term NAI note receivable in the first quarter of fiscal 2014. Cash payments toward discontinued operations capital expenditures decreased $118 due to the completion of the NAI Banner Sale on March 21, 2013.

Financing Activities

Net cash (used in) provided by financing activities from continuing operations was $66 and ($15) in the first quarter of fiscal 2014 and 2013, respectively. The increase in cash provided by financing activities in the first quarter of fiscal 2014 compared to fiscal 2013 is primarily attributable to $170 of proceeds received from the sale of common stock to Symphony Investors, LLC (owned by a Cerberus-led investor consortium) in connection with the NAI Banner Sale at a purchase price of $4.00 per share, offset in part by cash used for payments of debt financing and issuance costs associated with the NAI Banner Sale, the re-pricing of the interest rate on the Secured Term Loan due March 2019, and the refinancing of $372 of the Company’s 8.00 percent Senior Notes due May 2016.

The Company received net proceeds from debt borrowings of $46 in the first quarter of fiscal 2014, compared with net proceeds from debt borrowings of $34 in the first quarter of fiscal 2013. The increase in borrowings compared to the first quarter of fiscal 2013 reflects the usage of cash in working capital associated with the NAI Banner Sale.

Cash dividends declared in the first quarter of fiscal 2013 were $.0875 per share. In fiscal 2013, the Company announced that it had suspended the payment of the regular quarterly dividend.

Debt Management and Credit Agreements

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

Senior Secured Credit Agreements

As of February 23, 2013, there was $207 of outstanding borrowings under the Company’s $1,650 Revolving ABL Credit Facility due August 2017 at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.250 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due August 2017 were $360 at fees up to 2.125 percent and the unused available credit under this facility was $857. As of February 23, 2013, the Revolving ABL Credit Facility due August 2017 was secured on a first priority basis by $1,086 of assets included in Inventories, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents as well as $1,006 of inventories included in Current assets of discontinued operations in the Condensed Consolidated Balance Sheets.

Certain of the Company’s material subsidiaries were co-borrowers with the Company under the Revolving ABL Credit Facility due August 2017, and this facility was guaranteed by the rest of the Company’s material subsidiaries. To secure the obligations under the Revolving ABL Credit Facility due August 2017, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility due August 2017 were secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility due August 2018, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

As of February 23, 2013, there were borrowings outstanding under the Company’s Secured Term Loan Facility due August 2018 of $834 at the rate of LIBOR plus 6.75 percent and including a LIBOR floor of 1.25 percent, of which $9 was classified as current. The Secured Term Loan Facility due August 2018 was also guaranteed by the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility due August 2018, the Company and the guarantors granted a perfected first-priority mortgage lien and security interest for the benefit of the facility lenders in certain of their owned or ground-leased real estate and the equipment located on such real estate. As of February 23, 2013, there was $302 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net as well as $767 of assets included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets. In addition, the obligations under the Secured Term Loan Facility due August 2018 were secured by second-priority secured interests in the collateral securing the Revolving ABL Credit Facility due August 2017, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

On March 21, 2013, the Company entered into (i) an amended and restated five-year $1,000 (subject to borrowing base availability) asset-based revolving credit facility (the “Revolving ABL Credit Facility due March 2018”), secured by the Company’s inventory, credit card receivables and certain other assets, which bears interest at the rate of LIBOR plus 1.75 percent to LIBOR plus 2.25 percent or prime plus 0.75 percent to 1.25 percent, with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $1,500 term loan (the “Secured Term Loan Facility due March 2019”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 5.00 percent and includes a floor on LIBOR set at 1.25 percent (collectively, the “Refinancing Transactions”). The proceeds of the Refinancing Transactions were used to replace the Company’s existing five-year $1,650 Revolving ABL Credit Facility due August 2017, the existing $850 Secured Term Loan Facility due August 2018 and the $200 Accounts Receivable Securitization Facility, and refinanced the $490 of 7.50 percent Senior Notes due 2014.

Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility due March 2018, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility due March 2018, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility due March 2018 are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility due March 2019, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

As of June 15, 2013, there was $104 of outstanding borrowings under the Revolving ABL Credit Facility due March 2018 at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due March 2018 were $127 at fees up to 2.125 percent and the unused available credit under this facility was $693. As of June 15, 2013, the Revolving ABL Credit Facility due March 2018 was secured on a first priority basis by $1,107 of assets included in Inventories, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The revolving loans under the Revolving ABL Credit Facility due March 2018 may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility due March 2018 are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility due March 2018. During the first quarter ended June 15, 2013, the Company borrowed $1,114 and prepaid $1,217 under its Revolving ABL Credit Facility due August 2017 and Revolving ABL Credit Facility due March 2018. During the first quarter ended June 16, 2012, the Company borrowed $481 and prepaid $215 under its previous revolving credit facility, which was refinanced in August 2012.

The Secured Term Loan Facility due March 2019 is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility due March 2019, the Company granted a perfected first-priority mortgage lien and security interest for the benefit of the facility lenders in the Term Loan Parties’ equity investment in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, substantially all of the Term Loan Parties’ intellectual property, and certain of the Term Loan Parties’ owned or ground leased real estate and certain additional equipment. As of June 15, 2013, there was $295 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility due March 2019 are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility due March 2018.

The loans under the Secured Term Loan Facility due March 2019 may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility due March 2019, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility due March 2018 and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility due March 2019. Also, beginning with the Company’s fiscal year ending February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential mount of prepayment from excess cash flow that will be required for fiscal 2014 is not reasonably estimable as of June 15, 2013. As of June 15, 2013, the loans outstanding under the Secured Term Loan Facility due March 2019 had a remaining principal balance of $1,500, of which $15 was classified as current.

In connection with the Refinancing Transactions, the Company paid financing costs of approximately $76 for the first quarter ended June 15, 2013, of which approximately $61 was capitalized and $15 was expensed. In addition, the Company recognized a non-cash charge of approximately $38 for the write-off of existing unamortized financing costs and $22 for the accelerated amortization of original issue discount on the refinanced debt instruments.

On May 16, 2013, the Company entered into an amendment to the Secured Term Loan Facility due March 2019 (the ‘‘Term Loan Amendment’’) that reduced the interest rate for the term loan from LIBOR plus 5.00 percent with a floor on LIBOR set at 1.25 percent to LIBOR plus 4.00 percent with a floor on LIBOR set at 1.00 percent. The Term Loan Amendment also amended the Secured Term Loan Facility due March 2019 to provide that the Company may incur additional term loans under the facility in an aggregate principal amount of up to $500 instead of $250 as in effect prior to the Term Loan Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and the satisfaction of certain terms and conditions. The Term Loan Amendment also contains modified covenants to give the Company additional strategic and operational flexibility. Since the Secured Term Loan Facility due March 2019 was refinanced within the first year of its inception, the Company paid the lenders thereunder a 1.00 percent refinancing premium per the terms of the facility. In connection with the completion of the Term Loan Amendment, the Company paid premiums and financing costs of approximately $17 in the first quarter ended June 15, 2013, of which approximately $10 was capitalized and $7 was expensed. In addition, the Company recognized a non-cash charge of approximately $20 for the write-off of existing unamortized financing costs and $7 for the accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019.

Debentures

On May 21, 2013, the Company completed a modified ‘‘Dutch Auction’’ tender offer (the ‘‘Debt Tender Offer’’) to purchase up to $372 aggregate principal amount of its outstanding 8.00 percent Senior Notes due 2016 (the ‘‘2016 Senior Notes’’), in accordance with the terms and subject to the conditions set forth in an Offer to Purchase dated May 2, 2013 and the accompanying Letter of Transmittal. On May 15, 2013 (the “Early Tender Time”), an aggregate principal amount of $372 of the 2016 Senior Notes were validly tendered (and not validly withdrawn) pursuant to the Debt Tender Offer. All notes validly tendered (and not validly withdrawn) pursuant to the Debt Tender Offer at or prior to the Early Tender Time were accepted for purchase and settled by the Company on May 21, 2013. As a result of the Debt Tender Offer being fully subscribed at the Early Tender Time, no 2016 Senior Notes tendered after the Early Tender Time were accepted for purchase. In addition, on May 21, 2013, the Company issued $400 of 6.75 percent Senior Notes due June 2021 (the “2021 Senior Notes”). In connection with the Debt Tender Offer and the issuance of the 2021 Senior Notes, the Company paid financing costs and tender premiums of approximately $52 in the first quarter ended June 15, 2013, of which approximately $3 was capitalized and $49 was expensed. In addition, the Company recognized non-cash charges of $11 for the write-off of existing unamortized financing costs and accelerated amortization of original issue discount on the $372 of the 2016 Senior Notes.

The remaining $628 of 2016 Senior Notes and the $400 of 2021 Senior Notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

Other

Prior to the completion of the Refinancing Transactions and at February 23, 2013, the Company had the ability to borrow up to $200 on a revolving basis under its Accounts Receivable Securitization Facility, with borrowings secured by eligible accounts receivable, which remained under the Company’s control. As of February 23, 2013, there was $40 of outstanding borrowings under this facility at 1.98 percent. Facility fees on the unused portion were 0.70 percent. As of February 23, 2013, there was $282 of accounts receivable pledged as collateral, classified in Receivables, net, in the Condensed Consolidated Balance Sheet. As discussed above, this facility was repaid and terminated on March 21, 2013 in connection with the Refinancing Transactions.

As of June 15, 2013 and February 23, 2013, the Company had $14 and $18, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility due March 2018 or other long-term debt.

Capital Expenditures

Capital expenditures during the first quarter of fiscal 2014 were $20, including $2 of non-cash capital lease additions. Capital expenditures primarily included remodeling activity and new stores within Save-A-Lot, remodeling activity within Retail Food and technology expenditures. The Company’s capital spending for fiscal of 2014 is expected to be approximately $150 to $160, including capital leases.

Pension and Other Postretirement Benefit Obligations

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $72 and $68 in the first quarter of fiscal 2014 and 2013, respectively, in accordance with minimum Employee Retirement Income Security Act of 1974, as amended (“ERISA”) requirements. Fiscal 2014 total defined benefit pension plans and other postretirement benefit plan contributions are estimated to be approximately $120 to $130.

The Company and AB Acquisition entered into an agreement with the Pension Benefit Guaranty Corporation (the “PBGC”) relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015—2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such payments.

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

Liquidity and Financial Resources

The Company has approximately $22, $33 and $15 in aggregate debt maturities due in the remainder of fiscal 2014, fiscal 2015 and fiscal 2016, respectively. Aggregate debt maturities are exclusive of any prepayment requirements under the provisions of the Secured Term Loan due March 2019. Payments to reduce capital lease obligations will approximate $30 per year in fiscal 2014, 2015 and 2016.

The Company has access to additional liquidity through its $1,000 Revolving ABL Facility, subject to borrowing base availability. In addition, the Company expects to continue to generate cash flow from internally generated funds to meet anticipated requirements for working capital, capital expenditures and payments of interest and principal on long-term debt obligations.

The Company accessed the credit markets several times during fiscal 2014 to refinance its long-term debt borrowings in conjunction with the NAI Banner Sale, re-price the interest rate on the Secured Term Loan Facility due March 2019, and refinance and extend the maturities of $372 of 2016 Senior Notes through the Company’s Debt Tender Offer by issuing the $400 of its 2021 Senior Notes. The Company believes these transactions provide the Company with adequate sources of liquidity and additional financial flexibility. The Company’s continued access to these credit markets depends on numerous factors including the condition of the credit markets and the Company’s results of operations, cash flows, financial position and credit ratings.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 15, 2013. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of June 15, 2013, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $81 and represented $57 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed assets, utilities and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 15, 2013 and February 23, 2013, the Company had $334 and $364, respectively, of non-cancelable future purchase obligations primarily related to supply contracts.

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

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 23, 2013, the total amount of all such guarantees was $411 and represented $369 on a discounted basis. Based on the settlement listing of the underlying claims data of such self-insurance commitments while the Company owned NAI, the Company believes that such contingent liabilities will continue to decline. Because NAI remains a primary obligor on these self-insurance obligations, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these parent guarantees.

The Company and AB Acquisition entered into an agreement with the PBGC relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015—2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments.

The Company has guaranteed certain debt obligations of American Stores Company (“ASC”) on ASC’s $467 notes outstanding. In connection with the sale of NAI, AB Acquisition assumed the ASC debt but the existing guarantee as provided by the Company was not released, and the Company continues as guarantor. Concurrently with the sale of NAI, AB Acquisition entered into an agreement with the Company to indemnify the Company for any consideration used to satisfy the guarantee by depositing $467 in cash into an escrow account, which provides the Company first priority interest and the trustee of the ASC bondholders’ second priority interest in the collateral balance.

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

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the first quarter ended June 15, 2013 and June 16, 2012, the Company contributed $12 to these plans.

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

Contractual Obligations

Except as described below and in Note 5 – Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2013. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 for additional information regarding the Company’s contractual obligations. The following items resulted in changes to the Company’s contractual obligations table within Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013:

•

the March 2013 debt refinancing of the Secured Term Loan Facility due August 2018 and the Revolving ABL Credit Facility due August 2017, and the related extinguishment of the Accounts Receivable Securitization Facility and the $490 of 7.50 percent Senior Notes due November 2014 resulted in an extension of scheduled maturity dates;

•

the Term Loan Amendment to the Secured Term Loan Facility due March 2019 reduced the interest rate for the term loan from LIBOR plus 5.00 percent with a floor on LIBOR set at 1.25 percent to LIBOR plus 4.00 percent with a floor on LIBOR set at 1.00 percent. The amendment also expands the ability to increase the term loan, subject to certain conditions, by up to $500 (previously $250); and

•

the completion of the Debt Tender Offer for $372 of the 8.00 percent Senior Notes due May 2016 and the issuance of $400 of the 6.75 percent Senior Notes due June 2021, resulted in an extension of maturity for $372 of the Senior Notes due May 2016 to June 2021, $28 of additional senior note principal outstanding and a reduction of the interest rate charged on the refinanced notes from 8.00 percent to 6.75 percent.

Long-term debt

The impact of these transactions to the Company’s long-term debt contractual obligations is primarily an extension of debt maturities, resulting in a decrease of $518 of maturities due in fiscal 2015-2016, a decrease of $565 of maturities due in fiscal 2017-2018 with corresponding increases in maturities due fiscal 2019 and thereafter. These changes in long-term debt maturities are exclusive of any payments due under the prepayment provisions of the Company’s Secured Term Loan due March 2019.

Interest on long-term debt

The impact of these transactions to the Company’s interest on long-term debt contractual obligations is primarily an increase in longer term interest amounts due to the extension of debt maturities and a decrease in nearer term interest amounts due to interest rate reductions, resulting in a decrease of $42 of interest due in fiscal 2014, a decrease of $31 of interest due in fiscal 2015-2016, and increases in interest in fiscal years 2017 and beyond as a result of the extension of debt maturities noted above. These changes in interest on long-term debt maturities are exclusive of any impacts on interest payments on long-term debt due under prepayment provisions of the Company’s Secured Term Loan due March 2019.

CRITICAL ACCOUNTING POLICIES

The description of critical accounting policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Competitive Practices

•	The Company’s ability to attract and retain customers

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and alternative formats in the Company’s markets

•	Competition for employees, store sites and products

•	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition, increased competition faced by customers and increased customer self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

•	The effectiveness of cost reduction strategies

•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment

•	The ability to retain and affiliate independent retailers in the Company’s Independent Business

•	The ability to retain and license additional stores within the Company’s Save-A-Lot business

•	The ability to turn around the Company’s Retail Food sales trajectory through improved operational execution and investment in price across the Company’s retail banners

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms

Economic Conditions

•	Continued volatility in the economy and financial and housing markets, the low level of consumer confidence and high unemployment rates that affect consumer spending or buying habits

•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Changes in interest rates

•	Food and drug inflation or deflation

Labor Relations

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefits costs

•	Potential for work disruption from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs

•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations

•	Required funding of multiemployer pension plans and any withdrawal liability

Governmental Regulations

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

Food and Drug Safety

•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or any adverse publicity relating to these types of concerns, whether or not valid

Self-Insurance

•	Variability in actuarial projections regarding workers’ compensation, automobile and general liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Dependence of the Company’s businesses on computer hardware and software systems which are vulnerable to security breach by computer hackers and cyber terrorists

•	Difficulties in developing, maintaining or upgrading information technology systems

•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Tax Matters

•	Changes in tax laws could affect the Company’s effective income tax rate and results of operations

•	The future results of operations could impact the Company’s ability to realize deferred tax assets

Goodwill and Intangible Asset Impairment Charges

•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization

Accounting Matters

•	Changes in accounting standards that impact the Company’s financial statements

Effect of the NAI Banner Sale on the Company

•	Disruptions in current plans, operations and business relationships

•	Difficulties in attracting or retaining management and employees and transitioning to a new management team

•	Ability to effectively manage the Company’s cost structure to realize benefits from the Transition Services Agreement with each of Albertson’s LLC and NAI

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below and in Note 5 – Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013.

The March 2013 refinancing of the Secured Term Loan Facility due August 2018 and the Revolving ABL Credit Facility due August 2017 and the related extinguishment of the Accounts Receivable Securitization Facility and the $490 of 7.50 percent Senior Notes due November 2014, the Term Loan Amendment to the Secured Term Loan Facility due March 2019 and the completion of the modified “Dutch Auction” tender offer for $372 of the Senior Notes due May 2016 and the related issuance of the 6.75 percent Senior Notes due June 2021, resulted in changes to the Company’s quantitative and qualitative disclosures about market risk table within Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 as follows:

•

the estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $38 and $57 as of June 15, 2013 and February 23, 2013, respectively; and

•

outstanding borrowings bearing variable interest rates increased primarily due to the refinancing of the $490 7.50 percent Senior Notes due November 2014 with proceeds from the variable interest rate borrowings under the 5.00 percent Secured Term Loan Facility due March 2019. In addition, the Company’s fixed interest rate borrowings on $372 of the 8.00 percent Senior Notes due May 2016 was reduced to 6.75 percent and the maturity was extended until June 2021 in connection with the modified “Dutch Auction” tender offer.

The Company’s new capital structure contains a higher mix of debt with variable interest rates, which increases the Company’s market risk associated with changes in variable market interest rates. The Company manages interest rate risk through the strategic use of fixed and variable rate debt and monitors its risk exposure to market pricing risk.

ITEM 4.	CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 15, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In connection with the divestiture of NAI, the Company reviewed the internal controls over financial reporting. The Company identified certain controls which are not related to the Company’s continuing operations but were solely related to the operations of the Company’s retail banners that are now operated by NAI. Because those controls do not relate to the Company’s continuing operations, they were discontinued. Overall, there has been no change to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claims that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot has denied all allegations in the case and continues to vigorously defend the case. The same plaintiffs’ attorneys representing Kiefer have filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these filed by a former Assistant Store Manager (Roach) in March 2011 cases, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas. Neither SUPERVALU nor Save-A-Lot has yet been required to respond to the lawsuit filed by Pagano, but both Save-A-Lot and SUPERVALU deny any allegations of wrongdoing. In all three cases, plaintiffs seek monetary damages and attorney’s fees.

On October 24, 2012, the Office of Self-Insurance Plans, a program within the director’s office of the California Department of Industrial Relations (the “DIR”), notified the Company that additional security was required to be posted in connection with the Company’s California self-insured workers’ compensation obligations of New Albertsons and certain other subsidiaries pursuant to applicable regulations. The notice from the DIR stated that the additional security was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers’ compensation claims with respect to the applicable businesses, and a decline in the Company’s net worth. A security deposit of $271 was demanded in addition to security of $427 provided through the Company’s participation in California’s Self-Insurer’s Security Fund. The Company appealed this demand. The California Self-Insurers’ Security Fund (the “Fund”) attempted to create a secured interest in certain assets of New Albertsons for the total amount of the additional security deposit. The dispute with the Fund and the DIR was resolved through a settlement agreement as part of the NAI Banner Sale on March 21, 2013 and the primary obligation to the Fund and the DIR was retained by NAI following the NAI Banner Sale.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the five pending matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program
First four weeks
February 24, 2013 to March 23, 2013	725,545	$4.68	—	$—
Second four weeks
March 24, 2013 to April 20, 2013	7,844	$4.83	—	$—
Third four weeks
April 21, 2013 to May 18, 2013	153,819	$6.02	—	$—
Fourth four weeks
May 19, 2013 to June 15, 2013	48,728	$6.74	—	$—

Totals	935,936	$5.01	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2014 contains four 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 935,936 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of SUPERVALU INC., as amended April 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

4.1	Officers’ Certificate and Authentication Order dated May 7, 2009 for the 8.000% Senior Notes due 2016 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2009)

4.2	Officers’ Certificate and Authentication Order dated May 21, 2013 for the 6.750% Senior Notes due 2021 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013)

4.3	Registration Rights Agreement dated May 21, 2013, by and among the SUPERVALU INC. and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013)

10.1	SUPERVALU INC. 2012 Stock Plan as amended May 6, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.2	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Employees) adopted May 6, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.3	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Directors) adopted May 6, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.4	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement and Terms and Conditions adopted May 6, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.5	SUPERVALU INC. 2012 Stock Plan Form of Bonus Restricted Stock Award Agreement and Terms and Conditions adopted May 6, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.6	Amendment Agreement, dated May 16, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2013)**

10.7	Term Loan Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the lenders parties thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Joint Lead Bookrunners and Joint Lead Arrangers, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Documentation Agents (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013) **

10.8	Amended and Restated Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other lenders party thereto, as LC Issuers, and the lenders party thereto, U.S. Bank, National Association and Rabobank Nederland, New York Branch, as Co-Syndication Agents, Wells Fargo Bank, National Association, as collateral agent, Goldman Sachs Bank USA, Credit Suisse AG, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Bank of America, N.A., as Co-Documentation Agents, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., Regions Bank and Union Bank, N.A., as Senior Managing Agents, and Wells Fargo Bank, National Association, U.S. Bank, National Association, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Rabobank Nederland, New York Branch and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013) **

10.9	Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and Albertson’s LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013) **

10.10	Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and New Albertson’s, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013) **

10.11	Letter Agreement, dated May 7, 2013, between SUPERVALU INC. and Sherry M. Smith*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 23, 2013	/s/ SHERRY M. SMITH
Sherry M. Smith Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit

3.1	Amended and Restated Bylaws of SUPERVALU INC., as amended April 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

4.1	Officers’ Certificate and Authentication Order dated May 7, 2009 for the 8.000% Senior Notes due 2016 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2009)

4.2	Officers’ Certificate and Authentication Order dated May 21, 2013 for the 6.750% Senior Notes due 2021 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013)

4.3	Registration Rights Agreement dated May 21, 2013, by and among the SUPERVALU INC. and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013)

10.1	SUPERVALU INC. 2012 Stock Plan as amended May 6, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.2	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Employees) adopted May 6, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.3	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Directors) adopted May 6, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.4	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement and Terms and Conditions adopted May 6, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.5	SUPERVALU INC. 2012 Stock Plan Form of Bonus Restricted Stock Award Agreement and Terms and Conditions adopted May 6, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013)*

10.6	Amendment Agreement, dated May 16, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2013)**

10.7	Term Loan Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the lenders parties thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Joint Lead Bookrunners and Joint Lead Arrangers, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Documentation Agents (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013) **

10.8	Amended and Restated Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other lenders party thereto, as LC Issuers, and the lenders party thereto, U.S. Bank, National Association and Rabobank Nederland, New York Branch, as Co-Syndication Agents, Wells Fargo Bank, National Association, as collateral agent, Goldman Sachs Bank USA, Credit Suisse AG, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Bank of America, N.A., as Co-Documentation Agents, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., Regions Bank and Union Bank, N.A., as Senior Managing Agents, and Wells Fargo Bank, National Association, U.S. Bank, National Association, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Rabobank Nederland, New York Branch and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013) **

10.9	Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and Albertson’s LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013) **

10.10	Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and New Albertson’s, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013) **

10.11	Letter Agreement, dated May 7, 2013, between SUPERVALU INC. and Sherry M. Smith*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment