Form 10-Q
period 2013-09-07
SUPERVALU INC
filed 2013-10-17
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 7, 2013.

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

As of October 11, 2013, there were 259,476,828 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	Second Quarter Ended		Year-to-Date Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Net sales
Independent Business	$1,840	$1,870	$4,303	$4,348
% of total	46.6%	47.5%	46.8%	47.3%
Save-A-Lot	972	973	2,238	2,260
% of total	24.6%	24.7%	24.4%	24.6%
Retail Food	1,074	1,086	2,503	2,558
% of total	27.2%	27.6%	27.2%	27.9%
Corporate	62	10	146	23
% of total	1.6%	0.2%	1.6%	0.2%

Total net sales	$3,948	$3,939	$9,190	$9,189
	100.0%	100.0%	100.0%	100.0%

Operating earnings (loss)
Independent Business	$73	$52	$128	$120
% of Independent Business sales	3.9%	2.8%	3.0%	2.8%
Save-A-Lot	32	17	84	76
% of Save-A-Lot sales	3.3%	1.8%	3.7%	3.4%
Retail Food	7	(5)	32	4
% of Retail Food sales	0.7%	(0.5)%	1.3%	0.1%
Corporate	—	(76)	(50)	(178)

Total operating earnings (loss)	112	(12)	194	22
% of total net sales	2.8%	(0.3)%	2.1%	0.2%
Interest expense, net	51	75	300	148

Earnings (loss) from continuing operations before income taxes	61	(87)	(106)	(126)
Income tax provision (benefit)	22	(31)	(40)	(52)

Net earnings (loss) from continuing operations	39	(56)	(66)	(74)
Income (loss) from discontinued operations, net of tax	1	(55)	191	4

Net earnings (loss)	$40	$(111)	$125	$(70)

During the first quarter of fiscal 2014, the Company reclassified the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s transition services agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is now managed. These changes primarily resulted in the recast of net expenses from Retail Food to Corporate for all periods presented and as previously reported in the Company’s Quarterly Report on Form 10-Q for the second quarter ended September 8, 2012. These changes do not revise or restate information previously reported in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows for the Company for any period.

During the second quarter of fiscal 2014, the Company revised its presentation of fees earned under its transition services agreements. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses. The presentation of such fees earned has been revised and are now reflected as revenue, within Net sales of Corporate, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings (loss), Earnings (loss) from continuing operations before income taxes, Net earnings (loss), cash flows, or financial position for any period reported.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except percent and per share data)

	Second Quarter Ended
	September 7, 2013	% of Net sales	September 8, 2012	% of Net sales
Net sales	$3,948	100.0%	$3,939	100.0%
Cost of sales	3,371	85.4	3,410	86.6

Gross profit	577	14.6	529	13.4
Selling and administrative expenses	465	11.8	541	13.7

Operating earnings (loss)	112	2.8	(12)	(0.3)
Interest expense, net	51	1.3	75	1.9

Earnings (loss) from continuing operations before income taxes	61	1.5	(87)	(2.2)
Income tax provision (benefit)	22	0.5	(31)	(0.8)

Net earnings (loss) from continuing operations	39	1.0	(56)	(1.4)
Income (loss) from discontinued operations, net of tax	1	0.0	(55)	(1.4)

Net earnings (loss)	$40	1.0%	$(111)	(2.8)%

Basic net earnings (loss) per share:
Net earnings (loss) per share from continuing operations	$0.15		$(0.26)
Net earnings (loss) per share from discontinued operations	$—		$(0.26)
Net earnings (loss) per share	$0.15		$(0.52)

Diluted net earnings (loss) per share:
Net earnings (loss) per share from continuing operations	$0.15		$(0.26)
Net earnings (loss) per share from discontinued operations	$—		$(0.26)
Net earnings (loss) per share	$0.15		$(0.52)

Dividends declared per share	$—		$—

Weighted average number of shares outstanding:
Basic	258		212
Diluted	261		212

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except percent and per share data)

	Year-to-Date Ended
	September 7, 2013	% of Net sales	September 8, 2012	% of Net sales
Net sales	$9,190	100.0%	$9,189	100.0%
Cost of sales	7,817	85.1	7,940	86.4

Gross profit	1,373	14.9	1,249	13.6
Selling and administrative expenses	1,179	12.8	1,227	13.4

Operating earnings	194	2.1	22	0.2
Interest expense, net	300	3.3	148	1.6

Loss from continuing operations before income taxes	(106)	(1.2)	(126)	(1.4)
Income tax benefit	(40)	(0.4)	(52)	(0.6)

Net loss from continuing operations	(66)	(0.7)	(74)	(0.8)
Income from discontinued operations, net of tax	191	2.1	4	0.0

Net earnings (loss)	$125	1.4%	$(70)	(0.8)%

Basic net earnings (loss) per share:
Net loss per share from continuing operations	$(0.26)		$(0.35)
Net earnings per share from discontinued operations	$0.76		$0.02
Net earnings (loss) per share	$0.50		$(0.33)

Diluted net earnings (loss) per share:
Net loss per share from continuing operations	$(0.26)		$(0.35)
Net earnings per share from discontinued operations	$0.75		$0.02
Net earnings (loss) per share	$0.49		$(0.33)

Dividends declared per share	$—		$0.0875

Weighted average number of shares outstanding:
Basic	251		212
Diluted	255		212

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Second Quarter Ended		Year-to-Date Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Net earnings (loss)	$40	$(111)	$125	$(70)
Other comprehensive income:
Amortization of actuarial loss on pension and other postretirement benefit obligations, net of tax of $8, $7, $19 and $20, respectively	13	19	31	40

Comprehensive income (loss)	$53	$(92)	$156	$(30)

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	September 7, 2013	February 23, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$81	$72
Receivables, net	578	466
Inventories, net	949	854
Other current assets	197	84
Current assets of discontinued operations	2	1,494

Total current assets	1,807	2,970

Property, plant and equipment, net	1,555	1,700
Goodwill	847	847
Intangible assets, net	47	51
Deferred tax assets	319	345
Other assets	163	144
Long-term assets of discontinued operations	—	4,977

Total assets	$4,738	$11,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,374	$1,364
Current maturities of long-term debt and capital lease obligations	66	74
Other current liabilities	213	211
Current liabilities of discontinued operations	—	2,701

Total current liabilities	1,653	4,350

Long-term debt and capital lease obligations	2,921	2,815
Pension and other postretirement benefit obligations	856	962
Long-term tax liabilities	124	308
Other long-term liabilities	215	223
Long-term liabilities of discontinued operations	—	3,791
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 259 and 230 shares issued, respectively	3	2
Capital in excess of par value	2,885	3,046
Treasury stock, at cost, 5 and 17 shares, respectively	(134)	(474)
Accumulated other comprehensive loss	(533)	(612)
Accumulated deficit	(3,252)	(3,377)

Total stockholders’ deficit	(1,031)	(1,415)

Total liabilities and stockholders’ deficit	$4,738	$11,034

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-to-Date Ended
	September 7, 2013	September 8, 2012
Cash flows from operating activities
Net earnings (loss)	$125	$(70)
Income from discontinued operations, net of tax	191	4

Net loss from continuing operations	(66)	(74)
Adjustments to reconcile Net loss from continuing operations to Net cash provided by (used in) operating activities – continuing operations:
Asset impairment and other charges	186	46
Net gain on sale of assets and exits of surplus leases	(18)	(5)
Depreciation and amortization	168	198
LIFO charge (credit)	(1)	4
Deferred income taxes	7	(17)
Stock-based compensation	15	9
Net pension and other postretirement benefits cost	43	54
Contributions to pension and other postretirement benefit plans	(95)	(84)
Other adjustments	17	10
Changes in operating assets and liabilities	(376)	(94)

Net cash provided by (used in) operating activities – continuing operations	(120)	47
Net cash provided by (used in) operating activities – discontinued operations	(111)	368

Net cash provided by (used in) operating activities	(231)	415

Cash flows from investing activities
Proceeds from sale of assets	6	8
Purchases of property, plant and equipment	(37)	(155)
Other	2	2

Net cash used in investing activities – continuing operations	(29)	(145)
Net cash (used in) provided by investing activities – discontinued operations	112	(162)

Net cash (used in) provided by investing activities	83	(307)

Cash flows from financing activities
Proceeds from issuance of debt	2,052	1,598
Proceeds from sale of common stock	175	—
Payments of debt and capital lease obligations	(1,964)	(1,588)
Payments of debt financing costs	(146)	(59)
Dividends paid	—	(37)
Other	(1)	(2)

Net cash (used in) provided by financing activities – continuing operations	116	(88)
Net cash used in financing activities – discontinued operations	(36)	(29)

Net cash (used in) provided by financing activities	80	(117)

Net decrease in cash and cash equivalents	(68)	(9)
Cash and cash equivalents at beginning of year	149	157

Cash and cash equivalents at the end of period	$81	$148

Less cash and cash equivalents of discontinued operations at end of period	—	(79)

Cash and cash equivalents of continuing operations at end of period	$81	$69

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions and related obligations	$2	$1
Purchases of property, plant and equipment included in Accounts payable	$9	$18
Interest and income taxes paid:
Interest paid (net of amounts capitalized)	$126	$120
Income taxes paid (net of refunds)	$104	$7

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying condensed consolidated financial statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the second quarter and year-to-date ended September 7, 2013 and September 8, 2012 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 and the Company’s Current Report on Form 8-K filed on September 6, 2013. The results of operations for the second quarter and year-to-date ended September 7, 2013 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 23, 2013 has been derived from the audited Consolidated Balance Sheet as of that date.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks, while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its previous wholly-owned subsidiary, NAI, the February 23, 2013 Condensed Consolidated Balance Sheet includes the assets and liabilities of the NAI disposal group as of February 21, 2013.

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

Segment Reclassification

During the first quarter of fiscal 2014, the Company reclassified the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s transition services agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is now managed. These changes primarily resulted in the recast of net expenses from the Company’s Retail Food segment to its Corporate segment for all periods presented and as previously reported in the Company’s Quarterly Report on Form 10-Q for the second quarter ended September 8, 2012. These changes do not revise or restate information previously reported in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows for the Company for any period.

Revision

During the second quarter of fiscal 2014, the Company revised its presentation of fees earned under its transition services agreements. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses. The presentation of such fees earned has been revised and are now reflected as revenue, within Net sales of Corporate, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings (loss), Earnings (loss) from continuing operations before income taxes, Net earnings (loss), cash flows, or financial position for any period reported. Management has determined that the change in presentation is not material to any period reported. Prior period amounts shown below have been revised to conform to the current period presentation.

The following table represents the effect of the revision of fees earned under transition services agreements on the Company’s Condensed Consolidated Statements of Operations as originally reported in the Company’s Quarterly Report on Form 10-Q for the first quarter ended June 15, 2013.

	First Quarter Ended June 15, 2013					First Quarter Ended June 16, 2012
	As Originally Reported	% of Net sales	Revision	As Revised	% of Net sales	As Originally Reported	% of Net sales	Revision	As Revised	% of Net sales
Net sales	$5,158	100.0%	$84	$5,242	100.0%	$5,237	100.0%	$13	$5,250	100.0%
Cost of sales	4,446	86.2%	—	4,446	84.8%	4,530	86.5%	—	4,530	86.3%

Gross profit	712	13.8%	84	796	15.2%	707	13.5%	13	720	13.7%
Selling and administrative expenses	630	12.2%	84	714	13.6%	673	12.8%	13	686	13.1%

Operating earnings	$82	1.6%	$—	$82	1.6%	$34	0.7%	$—	$34	0.6%

The following table represents the effect of the revision of fees earned under the Company’s transition services agreements on the Company’s Condensed Consolidated Statements of Operations for the comparative periods being presented in this Quarterly Report on Form 10-Q.

	Second Quarter Ended September 8, 2012					Year-to-Date Ended September 8, 2012
	As Originally Reported	% of Net sales	Revision	As Revised	% of Net sales	As Originally Reported	% of Net sales	Revision	As Revised	% of Net sales
Net sales	$3,929	100.0%	$10	$3,939	100.0%	$9,166	100.0%	$23	$9,189	100.0%
Cost of sales	3,410	86.8%	—	3,410	86.6%	7,940	86.6%	—	7,940	86.4%

Gross profit	519	13.2%	10	529	13.4%	1,226	13.4%	23	1,249	13.6%
Selling and administrative expenses	531	13.5%	10	541	13.7%	1,204	13.1%	23	1,227	13.4%

Operating earnings (loss)	$(12)	(0.3%)	$—	$(12)	(0.3%)	$22	0.2%	$—	$22	0.2%

The Company earned $42, $47 and $50 of fees under a previous transition services agreement during fiscal 2013, 2012 and 2011, respectively. The Company’s previous transition services agreement with Albertson’s LLC was replaced at the close of the NAI Banner Sale, with transition services agreement with each of NAI and Albertson’s LLC. See Note 11 – Discontinued Operations. Fees earned under transition services agreements are recognized as the administrative services are rendered, which align with the recognition of administrative expenses required to support the transition services agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 7, 2013 and February 23, 2013, the Company had net book overdrafts of $148 and $131, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out (“FIFO”) method had been used, Inventories, net would have been higher by approximately $210 at September 7, 2013 and $211 at February 23, 2013. The Company recorded a LIFO credit of $1 and a LIFO charge of $2 for the second quarter ended September 7, 2013 and September 8, 2012, respectively. The Company recorded a LIFO credit of $1 and a LIFO charge of $4 for the year-to-date periods ended September 7, 2013 and September 8, 2012, respectively.

Long-Lived Assets

The Company monitors the recoverability of its long-lived assets such as buildings and equipment, and evaluates their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that may trigger such an evaluation include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested. During the year-to-date period ended September 7, 2013, the Company recorded $14 of long-lived asset impairment charges primarily related to the write-off of certain software support tools that would no longer be utilized in operations. In addition, during the second quarter and year-to-date period ended September 7, 2013, the Company recorded a gain on the sale of property of $14 within Selling and administrative expenses of Independent Business due to the exit of a previously disposed distribution center.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Second Quarter Ended		Year-to-Date Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Net earnings (loss) per share – basic:
Net earnings (loss) from continuing operations available to common stockholders	$39	$(56)	$(66)	$(74)
Weighted average shares outstanding – basic	258	212	251	212

Net earnings (loss) from continuing operations per share – basic	$0.15	$(0.26)	$(0.26)	$(0.35)

Income (loss) from discontinued operations, net of tax available to common stockholders	$1	$(55)	$191	$4
Weighted average shares outstanding – basic	258	212	251	212

Net earnings (loss) from discontinued operations per share – basic	$—	$(0.26)	$0.76	$0.02

Net earnings (loss) available to common stockholders	$40	$(111)	$125	$(70)
Weighted average shares outstanding – basic	258	212	251	212

Net earnings (loss) per share – basic	$0.15	$(0.52)	$0.50	$(0.33)

Net earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations available to common stockholders	$39	$(56)	$(66)	$(74)
Weighted average shares outstanding – basic	258	212	251	212
Dilutive impact of stock-based awards	3	—	—	—

Weighted average shares outstanding – diluted	261	212	251	212

Net earnings (loss) from continuing operations per share – diluted	$0.15	$(0.26)	$(0.26)	$(0.35)

Income (loss) from discontinued operations, net of tax available to common stockholders	$1	$(55)	$191	$4
Weighted average shares outstanding – basic	258	212	251	212
Dilutive impact of stock-based awards	3	—	4	2

Weighted average shares outstanding – diluted	261	212	255	214

Net earnings (loss) from discontinued operations per share – diluted	$—	$(0.26)	$0.75	$0.02

Net earnings (loss) available to common stockholders	$40	$(111)	$125	$(70)
Weighted average shares outstanding – basic	258	212	251	212
Dilutive impact of stock-based awards	3	—	4	—

Weighted average shares outstanding – diluted	261	212	255	212

Net earnings (loss) per share – diluted	$0.15	$(0.52)	$0.49	$(0.33)

Stock-based awards of 20 and 25 were outstanding during the second quarter ended September 7, 2013 and September 8, 2012, respectively, but were excluded from the calculation of Net earnings (loss) from continuing operations per share – diluted for the second quarter September 7, 2013 and September 8, 2012, respectively, because their inclusion would be antidilutive. Stock-based awards of 21 were outstanding during the year-to-date periods ended September 7, 2013 and September 8, 2012 but were excluded from the calculation of Net loss from continuing operations per share – diluted and Net earnings per share – diluted for the year-to-date ended September 7, 2013 and September 8, 2012 because their inclusion would be antidilutive.

Accumulated Other Comprehensive Loss

The Company reports comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in stockholders’ deficit during the applicable reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income (loss) is calculated as net earnings (loss) plus or minus adjustments for pension and other postretirement benefit obligations, net of tax.

Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other post-retirement benefit obligation adjustments, net of tax. Changes in the Accumulated other comprehensive loss balance by component follows below:

September 7, 2013
Pension and postretirement benefit plan accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$612
Other comprehensive income, net of tax of $19	(31)
Divestiture of certain NAI pension plan obligation’s accumulated other comprehensive loss, net of tax of $31	(48)

Pension and postretirement benefit plan accumulated other comprehensive loss at the end of period, net of tax	$533

Upon completion of the NAI Banner Sale in the first quarter of fiscal 2014, the Company disposed approximately $48 of Accumulated other comprehensive loss, which was a component of Stockholders’ deficit in the Condensed Consolidated Balance Sheets, due to NAI’s assumption of a defined benefit pension plan established and operated under NAI. The accumulated other comprehensive loss assumed by NAI was a component of the preliminary estimated loss on the sale of NAI accrued in Current liabilities of discontinued operations in the Condensed Consolidated Balance Sheet as of February 23, 2013.

Common and Treasury Stock

Concurrent with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with Symphony Investors LLC, owned by a Cerberus Capital Management, L.P. (“Cerberus”)-led investor consortium (“Symphony Investors”), and Cerberus, pursuant to which, upon the terms and subject to the conditions of the Tender Offer Agreement, and contingent upon the NAI Banner Sale, Symphony Investors tendered for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). Approximately 12 shares were validly tendered, representing approximately 5.5 percent of the issued and outstanding shares at the time of the Tender Offer expiration on March 20, 2013. All shares that were validly tendered and not properly withdrawn were accepted as tendered in accordance with the terms of Tender Offer.

In addition, pursuant to the terms of the Tender Offer Agreement, on March 21, 2013, the Company issued approximately 42 additional shares of common stock (approximately 19.9 percent of outstanding shares prior to the share issuance) to Symphony Investors at the Tender Offer price per share of $4.00, resulting in $170 in cash proceeds to the Company, which brought Symphony Investors ownership percent to 21.2 percent after the share issuance. The additional 42 shares outstanding, comprised of 34 issued out of common stock and 8 issued out of treasury stock, have a dilutive effect on current and future net earnings (loss) per share.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2013-02 surrounding the presentation of items reclassified from accumulated other comprehensive income (loss) to net earnings (loss). This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of accumulated other comprehensive income (loss) and into net earnings (loss) in their entirety by component and the effect of the reclassification on each affected Consolidated Statement of Operations line item. In addition, for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings (loss), a cross reference to other required accounting standard disclosures is required. The Company adopted ASU 2013-02 in the first quarter of fiscal 2014. Accordingly, additional footnote disclosure is provided within Note 1 – Summary of Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements. The adoption had no effect on the Company’s results of operations or financial position.

Recently Issued Accounting Standards

In July 2013, the FASB issued authoritative guidance under ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 23, 2013	Additions	Impairments	Other net adjustments	September 7, 2013
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	—	—	—	137

Total goodwill	$847	$—	$—	$—	$847

	February 23, 2013	Additions/ Amortization	Impairments	Other net adjustments	September 7, 2013
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$9	$—	$—	$—	$9
Customer lists, pharmacy scripts, favorable operating leases and other (accumulated amortization of $73 and $65 as of September 7, 2013 and February 23, 2013, respectively)	106	—	—	4	110
Non-compete agreements (accumulated amortization of $2 and $2 as of September 7, 2013 and February 23, 2013, respectively)	3	—	—	—	3

Total intangible assets	118	—	—	4	122
Accumulated amortization	(67)	(4)		(4)	(75)

Total intangible assets, net	$51				$47

Amortization expense of intangible assets with definite useful lives was $4 and $5 for the year-to-date periods ended September 7, 2013 and September 8, 2012, respectively. Future amortization expense is anticipated to average approximately $6 per fiscal year for each of the next five fiscal years.

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

Changes in the Company’s reserves for closed properties consisted of the following:

September 7, 2013
Reserves for closed properties at beginning of the fiscal year	$61
Additions	2
Payments	(9)
Adjustments	—

Reserves for closed properties at the end of period	$54

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

During the second quarter ended September 7, 2013, no Property, plant and equipment related assets were written down to fair value using fair value measurements. During the second quarter ended September 8, 2012, Property, plant and equipment related assets with a carrying amount of $19 were written down to their fair value of $7, resulting in an impairment charge of $12. During the year-to-date period ended September 7, 2013, Property, plant and equipment related assets with a carrying amount of $9 were written down to their fair value of $6, resulting in an impairment charge of $3. During the year-to-date period ended September 8, 2012, Property, plant and equipment related assets with a carrying amount of $19 were written down to their fair value of $7, resulting in an impairment charge of $12. Property, plant and equipment-related impairment charges were measured at fair value on a nonrecurring basis using Level 3 inputs and are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than the book value by approximately $2 as of September 7, 2013 and February 23, 2013. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.

The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $55 and $57 as of September 7, 2013 and February 23, 2013, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 5 – LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	September 7, 2013	February 23, 2013
5.00% Secured Term Loan Facility due March 2019	$1,496	$—
8.00% Senior Notes due May 2016	628	1,000
6.75% Senior Notes due June 2021	400	—
2.19% to 4.25% Revolving ABL Credit Facility due March 2018	167	—
8.00% Secured Term Loan Facility due August 2018	—	834
7.50% Senior Notes due November 2014	—	490
2.21% to 4.25% Revolving ABL Credit Facility due August 2017	—	207
Accounts Receivable Securitization Facility	—	40
Other	28	28
Net discount on debt, using an effective interest rate of 5.13% to 8.58%	(18)	(40)
Capital lease obligations	286	330

Total debt and capital lease obligations	2,987	2,889
Less current maturities of long-term debt and capital lease obligations	(66)	(74)

Long-term debt and capital lease obligations	$2,921	$2,815

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

As of September 7, 2013, there was $167 of outstanding borrowings under the Revolving ABL Credit Facility due March 2018 at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due March 2018 were $127 at fees up to 2.125 percent and the unused available credit under this facility was $669. As of September 7, 2013, the Revolving ABL Credit Facility due March 2018 was secured on a first priority basis by $1,161 of assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The maturity date of the Revolving ABL Credit Facility due March 2018 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date.

The revolving loans under the Revolving ABL Credit Facility due March 2018 may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility due March 2018 are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility due March 2018. During the year-to-date period ended September 7, 2013, the Company borrowed $2,108 and repaid $2,148 under its Revolving ABL Credit Facility due August 2017 and Revolving ABL Credit Facility due March 2018. During the year-to-date period ended September 8, 2012, the Company borrowed $1,279 and repaid $842 under its previous revolving credit facility, which was refinanced in August 2012.

The Secured Term Loan Facility due March 2019 is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility due March 2019, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property, and the Term Loan Parties granted a first priority mortgage lien and security interest in certain owned or ground leased real estate and certain additional equipment. As of September 7, 2013, there was $730 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility due March 2019 are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility due March 2018.

The loans under the Secured Term Loan Facility due March 2019 may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility due March 2019, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility due March 2018 and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility due March 2019. Also, beginning with the Company’s fiscal year ending February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2014 is not reasonably estimable as of September 7, 2013. As of September 7, 2013, the loans outstanding under the Secured Term Loan Facility due March 2019 had a remaining principal balance of $1,496, of which $15 was classified as current. The maturity date of the Secured Term Loan Facility due March 2019 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date.

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

On May 21, 2013, the Company issued $400 of 6.75 percent Senior Notes due June 2021 (the “2021 Senior Notes”). The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) within the prescribed 135 day time period for the exchange of registered 2021 Senior Notes for any and all unregistered 2021 Senior Notes that were issued on May 21, 2013. If the registration statement is not declared effective within 180 days following the issuance, the 2021 Senior Notes will bear additional interest of 0.25 percent per annum (which will increase to 0.50 percent per annum if the registration statement is not declared effective within 270 days of the issuance) until the registration statement is declared effective. In connection with the Debt Tender Offer and the issuance of the 2021 Senior Notes, the Company paid financing costs and tender premiums of approximately $52 in the first quarter ended June 15, 2013, of which approximately $3 was capitalized and $49 was expensed. In addition, the Company recognized non-cash charges of $11 for the write-off of existing unamortized financing costs and accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019.

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

As of September 7, 2013 and February 23, 2013, the Company had $5 and $18, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility due March 2018 or other long-term debt.

NOTE 6 – INCOME TAXES

The tax rate for the second quarter ended September 7, 2013 did not include any discrete tax items. The tax rate for the year-to-date period ended September 7, 2013 included $2 of discrete tax benefits and $2 of discrete tax expenses. The tax rate for the second quarter and year-to-date period ended September 8, 2012 included $7 and $6, respectively, of discrete tax benefits resulting from tax planning strategies which are non-recurring.

During the year-to-date period ended September 7, 2013, unrecognized tax benefits decreased $151 from the amounts disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013. The decrease was due to the settlement of IRS audits for the fiscal 2010, 2009 and 2008 tax years. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.

As of September 7, 2013, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 7 – STOCK-BASED AWARDS

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock-based awards of $3 and $4 for the second quarter ended September 7, 2013 and September 8, 2012, respectively, and $15 and $9 for the year-to-date period ended September 7, 2013 and September 8, 2012, respectively.

On March 20, 2013, in conjunction with the completion of the Tender Offer, the Company’s Board of Directors deemed the completion of the Tender Offer and issuance of common stock to Symphony Investors pursuant to the Tender Offer Agreement a change-in-control for the purposes of the Company’s outstanding stock-based awards which allowed for the acceleration of vesting of certain stock-based awards. The deemed change-in-control in conjunction with certain other events resulted in the immediate acceleration of certain stock-based awards. As a result of this action, the 2013 and 2012 long-term incentive program awards were immediately accelerated resulting in the recognition of the remaining unamortized stock-based compensation expense and, as the exercise price for the vast majority of these awards was greater than the market price of the Company’s common stock at such time, the cash pay-out to management and employees was insignificant. Outstanding options granted prior to May of fiscal 2010 were also immediately accelerated resulting in the recognition of the remaining unamortized costs. In addition, the deemed change-in-control resulted in the acceleration of options and restricted stock awards granted after May of fiscal 2010 for certain employees meeting qualifying criteria. The Company recognized $9 of accelerated stock based compensation charges in Selling and administrative expenses in the fiscal 2014 year-to-date as a result of the deemed change-in-control.

Stock Options

In May 2013, the Company granted non-qualified stock options to certain employees under the Company’s 2012 Stock Plan. The Company granted 9 stock options with a weighted average grant date fair value of $2.78 per share, which vest over a period of three years, as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company.

On July 17, 2012, the Company’s Board of Directors approved a grant of non-qualified stock options to the Company’s former Chief Executive Officer, and the Leadership Development and Compensation Committee of the Board approved grants of non-qualified stock options to certain employees, under the Company’s 2012 Stock Plan. The Company granted 8 stock options with a weighted average grant date fair value of $0.98 per share as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company as it pursues its business transformation strategy. These options vest over three years.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions.

	September 7, 2013	September 8, 2012
Dividend yield	—%	2.1%
Volatility rate	49.3 – 51.3%	60.5 – 61.2%
Risk-free interest rate	0.6 – 1.0%	0.6%
Expected life	4.0 – 6.0 years	4.5 – 5.0 years

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

Net periodic benefit expense and contributions for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Service cost	$—	$—	$—	$—
Interest cost	28	28	1	1
Expected return on assets	(33)	(31)	—	—
Amortization of prior service benefit	—	—	(3)	(3)
Amortization of net actuarial loss	24	26	1	1

Net periodic benefit expense	$19	$23	$(1)	$(1)

Contributions to benefit plans	$(21)	$(15)	$(2)	$(2)

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Service cost	$—	$—	$1	$1
Interest cost	65	66	2	3
Expected return on assets	(76)	(72)	—	—
Amortization of prior service benefit	—	—	(7)	(7)
Amortization of net actuarial loss	55	60	3	3

Net periodic benefit expense	$44	$54	$(1)	$—

Contributions to benefit plans	$(92)	$(81)	$(3)	$(3)

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date period ended September 7, 2013 and September 8, 2012, the Company contributed $19 to these plans.

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

NOTE 9 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 7, 2013. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 7, 2013, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $78 and represented $56 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset, utilities and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 7, 2013 and February 23, 2013, the Company had $331 and $364, respectively, of non-cancelable future purchase obligations primarily related to supply contracts.

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

The Company and AB Acquisition entered into a binding term sheet with the Pension Benefit Guaranty Corporation (the “PBGC”) relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015 – 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments. Excess contributions required under this binding term sheet include $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court. On September 19, 2013, the District Court held a hearing on the Company’s motion to stay the proceedings at the

District Court pending a decision on the second 8th Circuit appeal regarding class certification and summary judgment and took the matter under advisement. The District Court ordered the parties to mandatory mediation which is expected to take place sometime in Fall 2013.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The parties expect to file a motion seeking preliminary approval in November 2013. The Company recorded a litigation settlement charge of $5 before tax ($3 after tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the IOS and C&S matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 10 – SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 11 – DISCONTINUED OPERATIONS

On January 10, 2013, the Company, AB Acquisition and NAI entered into the Stock Purchase Agreement providing for the sale by the Company of its Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”) to AB Acquisition. The NAI Banner Sale was completed on March 21, 2013. The Company received net proceeds of approximately $100 and a short-term note receivable of approximately $44 in exchange for the stock of NAI. AB Acquisition also assumed approximately $3,200 of debt and capital leases. In addition, AB Acquisition also assumed the underfunded status of NAI’s related share of the multiemployer pension plans to which the Company contributed. AB Acquisition’s portion of the underfunded status of the multiemployer pension plans was estimated to be approximately $1,138 before tax, based on the Company’s estimated “proportionate share” of underfunding calculated as of February 23, 2013.

In connection with the Stock Purchase Agreement, the Company entered into various agreements with AB Acquisition and its affiliates related to on-going operations, including a Transition Services Agreement (“TSA”) with each of NAI and Albertson’s LLC and operating and supply agreements. The initial terms of these arrangements vary from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The Company expects to earn $242 in fiscal 2014 under the TSA, which includes $60 of transitional fees in place for the first year only. This reflects incremental TSA fees of approximately $140 during fiscal 2014, net of TSA fees historically recognized under its previous TSA with Albertson’s LLC and an incremental $60 for the first-year transitional fees. The Company recognized $62 and $146 in TSA fees during the second quarter and year-to-date period ended September 7, 2013, respectively, including $18 and $54 (of the $60 total) under the first-year transitional fee provisions for the second quarter and year-to-date period ended September 7, 2013, respectively. The Company expects to recognize $4 during the third quarter of fiscal 2014 and $2 during the fourth quarter of fiscal 2014 under the first-year transitional fees. The Company recognized $10 and $23 in TSA fees during the second quarter and year-to-date ended September 8, 2012, respectively. The shared service center costs incurred to support back office functions related to the NAI Banners are incurred as administrative overhead and are recorded in Selling and administrative expenses.

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

During the fourth quarter of fiscal 2013, the Company presented the assets and liabilities of NAI as discontinued operations and accordingly assessed the long-lived assets of the disposal group for impairment by comparing the carrying value of the total net assets of discontinued operations to their estimated fair value based on the proceeds expected to be received and debt assumed by AB Acquisition pursuant to the Stock Purchase Agreement less the estimated costs to sell. The Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150, recorded as a component of Current liabilities of discontinued operations, and a pre-tax Property, plant and equipment related impairment of $203, recorded as a reduction of Long-term assets of discontinued operations, in the Condensed Consolidated Balance Sheets. The Company refined the calculated loss on sale of NAI during the first quarter ended June 15, 2013 resulting in a $76 pre-tax, or $68 after tax, reduction to the preliminary estimated loss and finalized the loss calculation during the second quarter ended September 7, 2013, resulting in a reduction of the loss on sale of NAI of $4 pre-tax or $1 after tax, which was recorded as a component of Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The total loss on sale of NAI was $1,243, comprised of $1,061 of contract loss and $182 of Property, plant and equipment related impairment. The Company determined the pre-tax property, plant and equipment-related impairment using Level 3 inputs.

The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations for the year-to-date ended September 7, 2013 and September 8, 2012:

	Second Quarter Ended		Year-To-Date Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Net sales	$—	$4,110	$1,235	$9,463
Income (loss) before income taxes from discontinued operations	3	(94)	120	(1)
Income tax provision (benefit)	2	(39)	(71)	(5)

Income (loss) from discontinued operations, net of tax	$1	$(55)	$191	$4

The tax rate for the income tax provision included as a component of Income from discontinued operations, net of tax for the second quarter ended September 7, 2013 included $1 of discrete tax benefits and year-to-date period ended September 7, 2013 included $117 of discrete tax benefits primarily resulting from the settlement of IRS audits for the fiscal 2010, 2009 and 2008 tax years and an adjustment to decrease the loss on sale of NAI reported at fiscal year ended 2013, which are non-recurring.

The amounts of the intercompany sales, which approximate related costs and were eliminated upon consolidation, were $0 and $53 for the second quarter ended September 7, 2013 and September 8, 2012, respectively. Intercompany sales, which approximate related costs and were eliminated upon consolidation, were $19 and $125 for the year-to-date period ended September 7, 2013 and September 8, 2012, respectively. The Company will continue to sell certain products to the NAI Banners subsequent to the NAI Banner Sale. The Company recorded $48 and $101 within Net sales of continuing operations related to the NAI banners for the second quarter and year-to-date period ended September 7, 2013. The Company provides certain back office support to the divested NAI Banners under the TSA. Fees earned under the TSA are reflected in Net sales in the Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

MANAGEMENT OVERVIEW

On March 21, 2013, the Company completed the sale of its wholly-owned subsidiary, New Albertson’s, Inc. (“NAI”), including the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market retail banners (the “NAI Banners”), to AB Acquisition LLC (“AB Acquisition”), an affiliate of a Cerberus Capital Management, L.P. (“Cerberus”) led consortium (the “NAI Banner Sale”). The NAI Banner Sale marked a significant milestone for the 140-year old company. SUPERVALU now operates in fiscal 2014 as a more focused wholesale and retail grocery business having achieved revenues of more than $17 billion in fiscal 2013 on a continuing operations basis.

The new leadership team focused on simplifying operations and placing more authority and accountability at the retail banner level during the first and second quarters of fiscal 2014, including the introduction of model store standards designed to increase sales, highlight points of differentiation, enhance the value perception, and improve the overall customer shopping experience. This is being done as part of the continued focus on the Company’s long-term plans to increase sales and operating cash flow, improve its balance sheet and generate returns for its stockholders.

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

In connection with the NAI Banner Sale, the Company entered into various agreements with regard to on-going operations, including a Transition Services Agreement (“TSA”) with each of NAI and Albertson’s LLC and operating and supply agreements. The initial terms of these arrangements vary from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The TSA includes a transitional fee of $60 payable during the first year.

On March 26, 2013, the Company also announced plans to reduce its national workforce by an estimated 1,100 positions, including current positions and open jobs. Reductions occurred predominantly during the Company’s first quarter of fiscal 2014 and were largely completed by the end of the Company’s second quarter of fiscal 2014.

During the first quarter of fiscal 2014, the Company revised the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s TSA, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is being managed. These changes primarily resulted in the recast of net expenses from Retail Food and Independent Business to Corporate and Save-A-Lot for all periods presented.

During the second quarter of fiscal 2014, the Company revised its presentation of fees earned under its transition services agreements. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses. The presentation of such fees earned has been revised and are now reflected as revenue, within Net sales of Corporate, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings (loss), Earnings (loss) from continuing operations before income taxes, Net earnings (loss), cash flows, or financial position for any period reported.

RESULTS OF OPERATIONS

As a result of the NAI Banner Sale, the Company has classified the operations attributable to NAI as discontinued operations for all periods presented. Except where such discontinued operations are specifically mentioned, the following discussion and analysis of the Company’s financial condition, changes in financial condition and results of operation are presented on a continuing basis only.

In the second quarter of fiscal 2014, Net sales were $3,948 and Net earnings from continuing operations were $39, or $0.15 per basic and diluted share. Results of continuing operations for the second quarter of fiscal 2014 include a net gain of $9 before tax ($6 after tax, or $0.02 per diluted share), comprised of a gain on sale of property of $14 before tax ($9 after tax, or $0.03 per diluted share), offset in part by a legal settlement charge of $5 before tax ($3 after tax, or $0.01 per diluted share). In the second quarter of fiscal 2013, Net sales were $3,939 and Net loss from continuing operations was $56, or $0.26 per basic and diluted share. Results of continuing operations for the second quarter of fiscal 2013 included charges and costs of $58 before tax ($36 after tax, or $0.17 per diluted share) comprised of non-cash unamortized financing charges of $22 before tax ($14 after tax, or $0.07 per diluted share), impairment charges related to other assets of $17 before tax ($11 after tax, or 0.05 per diluted share), charges related to store closures of $12 before tax ($7 after tax, or $0.03 per diluted share), and multi-employer pension withdrawal and severance costs of $7 before tax ($4 after tax, or 0.02 per diluted share).

SECOND QUARTER RESULTS

Net Sales

Net sales for the second quarter of fiscal 2014 were $3,948, compared with $3,939 last year, an increase of $9 or 0.2 percent. Independent Business net sales were 46.6 percent of Net sales, Save-A-Lot net sales were 24.6 percent of Net sales, Retail Food net sales were 27.2 percent of Net sales and Corporate fees earned under the TSA were 1.6 percent of Net sales for the second quarter fiscal 2014, compared with 47.5 percent, 24.7 percent, 27.6 percent and 0.2 percent, respectively, for the second quarter of fiscal 2013.

Net sales for the second quarter of fiscal 2014 include fees earned under the TSA of $62, compared with $10 last year, an increase of $52. The Net sales increase reflects a higher number of stores and distribution centers covered under the agreements following the NAI Banner Sale in March 2013, and a portion of the one-year transition fee earned under the TSA. The TSA includes a transitional fee of $60 payable during the first year, of which $18 was recognized in Net sales during the second quarter of fiscal 2014.

Independent Business net sales for the second quarter of fiscal 2014 were $1,840, compared with $1,870 last year, a decrease of $30 or 1.6 percent. The net sales decrease is primarily due to lower sales to existing customers, including military, offset in part by net new business including sales to one NAI banner.

Save-A-Lot net sales for the second quarter of fiscal 2014 were $972, compared with $973 last year, a decrease of $1 or 0.1 percent. The decrease is primarily due to negative network identical store sales of 0.3 percent or $3 (defined as net sales from Company-owned stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $27 due to store dispositions, offset by an increase of $29 in sales due to new store openings.

Save-A-Lot corporate identical store sales for Company-owned stores (defined as net sales from Company-owned stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 4.6 percent or $17 for the second quarter fiscal 2014. Save-A-lot corporate identical store sales performance was primarily a result of a 3.2 percent increase in average basket size reflecting increase in average unit retail prices and a 1.4 percent increase in customer counts.

Retail Food net sales for the second quarter of fiscal 2014 were $1,074, compared with $1,086 last year, a decrease of $12 or 1.1 percent. The decrease is primarily due to negative identical store sales of 0.9 percent or $10 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions). Retail Food negative identical store sales performance was primarily a result of a 0.7 percent customer count decline attributable to a continued price-focused, competitive environment and a 0.2 percent decline in average basket size, reflecting an increase in items per customer and a decrease in average unit retail prices.

Gross Profit

Gross profit for the second quarter of fiscal 2014 was $577, compared with $529 last year, an increase of $48 or 9.1 percent. Second quarter Gross profit benefited from incremental fees of $52 earned under the TSA, $9 favorable impact from increases in fees from new product introductions and $7 of lower employee-related costs, offset in part by $12 of higher shrink and $7 of incremental investment to lower prices to customers. Gross profit, as a percent of Net sales, was 14.6 percent for the second quarter of fiscal 2014, compared with 13.4 percent last year, primarily due to the increase in gross profit as a result of the incremental TSA fees earned.

Independent Business gross profit as a percent of Independent Business net sales was 5.0 percent for the second quarter of fiscal 2014, compared with 4.4 percent last year. The 60 basis point increase in Independent Business gross profit is primarily due to increases in fees from new product introductions and lower warehouse and transportation costs, including depreciation.

Save-A-Lot gross profit as a percent of Save-A-Lot net sales was 14.9 percent for the second quarter of fiscal 2014, compared with 15.6 percent last year. The 70 basis point decrease in Save-A-Lot gross profit rate is primarily due to higher shrink and advertising costs, and incremental investment to lower prices to customers.

Retail Food gross profit as a percent of Retail Food net sales was 26.0 percent for the second quarter of fiscal 2014, compared with 26.4 percent last year. The 40 basis point decrease in Retail Food gross profit rate is primarily due to higher shrink and incremental investment to lower prices to customers, offset in part by lower employee-related costs and lower warehousing costs.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of fiscal 2014 were $465, compared with $541 last year, a net decrease of $76 or 14.0 percent. Selling and administrative expenses for the second quarter of fiscal 2014 includes a net gain of $9 comprised of a gain on sale of property of $14 and a legal settlement charge of $5. Selling and administrative expenses for the second quarter of fiscal 2013 included charges and costs of $36 comprised of asset impairment and other charges of $17, store closure charges of $12 and multi-employer pension withdrawal and severance costs of $7. After adjusting for these items, the remaining net reduction in Selling and administrative expenses of $31 is primarily due to cost reduction initiatives, including lower employee-related costs, lower depreciation expense and reduced consulting fees, offset in part by lower lease reserve benefits compared to second quarter of fiscal 2013.

Selling and administrative expenses for the second quarter of fiscal 2014 were 11.8 percent of Net sales, compared with 13.7 percent of Net sales last year. After adjusting for the above items, Selling and administrative expenses for the second quarter of fiscal 2014 were 12.0 percent of Net sales, compared with 12.8 percent of Net sales last year. As described in Part I, Item 1 of this Quarterly Report on Form 10-Q, Note 1 – Summary of Significant Accounting Policies, Selling and administrative expenses in all periods presented no longer include a reduction attributable to TSA fees earned.

Operating Earnings (Loss)

Operating earnings for the second quarter of fiscal 2014 were $112, compared with an Operating loss of $12 last year. Operating earnings for the second quarter of fiscal 2014 includes a net gain of $9 comprised of a gain on sale of property of $14, offset in part by a legal settlement charge of $5. Operating earnings for the second quarter of fiscal 2013 included charges and costs of $36 comprised of asset impairment charges and other charges of $17, store closure charges of $12, and multi-employer pension withdrawal and severance costs of $7. After adjusting for these items, the remaining increase in Operating earnings is primarily due to the incremental TSA fees earned related to administrative support of divested NAI banner operations, cost reduction initiatives including lower employee-related costs, lower depreciation expense and reduced consulting fees offset in part by higher shrink and incremental investment to lower prices to customers.

Independent Business operating earnings for the second quarter of fiscal 2014 were $73, or 3.9 percent of Independent Business net sales, compared with $52, or 2.8 percent of Independent Business net sales last year. The $21 increase in Independent Business operating earnings includes a gain on sale of property of $14 recorded in second quarter of fiscal 2014. After adjusting for this item, the remaining increase in Independent Business operating earnings is primarily due to increases in fees from new product introductions and lower warehouse and transportation costs, including depreciation offset in part by higher bad debt expense.

Save-A-Lot operating earnings for the second quarter of fiscal 2014 were $32, or 3.3 percent of Save-A-Lot net sales, compared with $17, or 1.8 percent of Save-A-Lot net sales last year. The $15 increase in Save-A-Lot operating earnings includes a legal settlement charge of $5 recorded in the second quarter of fiscal 2014. Save-A-Lot operating earnings for the second quarter of fiscal 2013 included store closure and impairment charges related to other assets of $16. After adjusting for these items, the increase in operating earnings reflects lower employee related costs and lower consulting fees, offset by higher shrink, higher advertising costs and incremental investment to lower prices to customers.

Retail Food operating earnings for the second quarter of fiscal 2014 were $7, or 0.7 percent of Retail Food net sales, compared with an operating loss of $5, or negative 0.5 percent of Retail Food net sales last year. Retail Food operating earnings for the second quarter of fiscal 2013 included impairment charges related to other assets of $13 and multi-employer pension withdrawal costs of $4. After adjusting for these items, the remaining decrease in Retail Food operating earnings is primarily due to lower lease reserve benefits, higher shrink, incremental investment to lower prices to customers and higher store labor, offset in part by lower depreciation expense and consulting fees.

Corporate operating earnings for the second quarter of fiscal 2014 were $0, compared with an operating loss $76 last year. Corporate operating loss for the second quarter of fiscal 2013 included severance costs of $3. The reduction in Corporate operating loss was mainly due to the $52 of incremental fees received under the TSA, lower employee related costs and lower consulting fees due to cost reduction initiatives.

Interest Expense, Net

Interest expense, net was $51 for the second quarter fiscal of 2014, compared with $75 last year. Interest expense, net for the second quarter of fiscal 2013 included a $22 charge for the write-off of unamortized financing costs in connection with the debt refinancing transaction completed during the second quarter of fiscal 2013. After adjusting for this item, the remaining decrease primarily reflects lower average interest rates and lower outstanding balances on the Company’s senior notes.

Income Tax Provision (Benefit)

Income tax expense on continuing operations for the second quarter of fiscal 2014 was $22, compared with an Income tax benefit of $31 last year. Income tax expense in fiscal 2014 reflects operating earnings during the quarter.

Net Earnings (Loss) from Continuing Operations

Net earnings from continuing operations was $39, or $0.15 per basic and diluted share for the second quarter of fiscal 2014, compared with a Net loss from continuing operations of $56, or $0.26 per basic and diluted share last year. Net earnings from continuing operations for the second quarter of fiscal 2014 includes a net gain of $9 before tax ($6 after tax, or $0.02 per diluted share), comprised of a gain on sale of property of $14 before tax ($9 after tax, or $0.03 per diluted share) and a legal settlement charge of $5 before tax ($3 after tax, or $0.01 per diluted share). Net loss from continuing operations for the second quarter of fiscal 2013 included charges and costs of $58 before tax ($36 after tax, or $0.17 per diluted share) comprised of non-cash unamortized financing charges of $22 before tax ($14 after tax, or $0.07 per diluted share) impairment charges related to other assets of $17 before tax ($11 after tax, or 0.05 per diluted share), charges related to store closures of $12 before tax ($7 after tax, or $0.03 per diluted share), and multi-employer pension withdrawal and severance costs of $7 before tax ($4 after tax, or 0.02 per diluted share). After adjusting for these items, the remaining $53 increase in Net earnings from continuing operations is primarily the result incremental TSA fees, cost reduction initiatives and lower depreciation expense, offset in part by incremental investment to lower prices to customers.

Income (Loss) from Discontinued Operations, Net of Income Taxes

On January 10, 2013, the Company entered into a stock purchase agreement to sell NAI, which included components of Retail Food and Corporate functions. The Company completed the NAI Banner Sale on March 21, 2013. As a result of the NAI Banner Sale, the financial results for those operations are presented as discontinued operations for all periods presented.

Income from discontinued operations, net of income tax, was $1 for the second quarter of fiscal 2014, compared with a Loss from discontinued operations, net of income tax of $55 last year. Income from discontinued operations for the second quarter of fiscal 2014 included a reduction in the preliminarily estimated loss on the sale of NAI, offset in part by professional services costs net of tax expense. Results for second quarter of fiscal 2013 reflected the operating results of the NAI banners and included intangible asset impairment charges of $51 net of tax and store closure charges of $24 net of tax.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2014 year-to-date were $9,190, compared with $9,189 last year, an increase of $1. Independent Business net sales were 46.8 percent of Net sales, Save-A-Lot net sales were 24.4 percent of Net sales, Retail Food net sales were 27.2 percent of Net sales and Corporate fees earned under the TSA were 1.6 percent of Net sales for fiscal 2014 year-to-date, compared with 47.3 percent, 24.6 percent, 27.9 percent and 0.2 percent, respectively, for last year.

Net sales for fiscal 2014 year-to-date include fees earned under the TSA of $146, compared with $23 last year, an increase of $123. The net sales increase reflects a higher number of stores and distribution centers covered under the TSA following the NAI Banner Sale in March of 2013 and a portion of the one-year transition fee earned under the TSA. The TSA includes a transitional fee of $60 payable during the first year, of which $54 was recognized in Net sales during fiscal 2014 year-to-date.

Independent Business net sales for fiscal 2014 year-to-date were $4,303, compared with $4,348 last year, a decrease of $45 or 1.0 percent. The decrease is primarily due to lower sales to existing customers, including military, offset in part by net new business including sales to one NAI banner.

Save-A-Lot net sales for fiscal 2014 year-to-date were $2,238, compared with $2,260 last year, a decrease of $22 or 1.0 percent. The decrease is primarily due to negative network identical store sales of 1.2 percent or $25 (defined as net sales from Company-owned stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $90 due to store dispositions, offset in part by an increase of $92 in sales due to new store openings.

Save-A-Lot corporate identical store sales for Company-owned stores (defined as net sales from Company-owned stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 1.2 percent or $11 for fiscal 2014 year-to-date. Save-A-lot corporate identical store sales performance was primarily a result of a 2.3 percent increase in average basket size reflecting increase in average unit retail prices, offset in part by a 1.1 percent customer count decline.

Retail Food net sales for fiscal 2014 year-to-date were $2,503 compared with $2,558 last year, a decrease of $55 or 2.2 percent. The decrease is primarily due to negative identical store sales of 2.1 percent or $53 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions). Retail Food negative identical store sales performance was primarily a result of a 1.8 percent customer count decline attributable to a continued price-focused, competitive environment, and a 0.3 percent decline in average basket size reflecting an increase in items per customer and a decrease in average unit retail prices.

Gross Profit

Gross profit for fiscal 2014 year-to-date was $1,373, compared with $1,249 last year, an increase of $124 or 9.9 percent. Gross profit benefited from incremental fees of $123 earned under the TSA, $24 of lower employee-related costs, $11 of favorable impact from increases in fees from new product introductions and $5 of lower last-in-first-out (“LIFO”), offset in part by $15 of lower volume in Retail Food, $14 of higher shrink and $12 of incremental investment to lower prices to customers. Gross profit, as a percent of Net sales, was 14.9 percent for fiscal 2014 year-to-date, compared with 13.6 percent last year primarily due to the increase in gross profit as a result of incremental TSA fees earned.

Independent Business gross profit as a percent of Independent Business net sales was 4.9 percent for fiscal 2014 year-to-date, compared with 4.4 percent last year. The 50 basis point increase in Independent Business gross profit is primarily due to increases in fees from new product introductions and lower warehouse and transportation costs, including depreciation.

Save-A-Lot gross profit as a percent of Save-A-Lot net sales was 15.6 percent for fiscal 2014 year-to-date, compared with 16.0 percent last year. The 40 basis point decrease in Save-A-Lot gross profit rate is primarily due to higher advertising costs, incremental investment to lower prices to customers and higher shrink.

Retail Food gross profit as a percent of Retail Food net sales was 26.7 percent for fiscal 2014 year-to-date, compared with 26.2 percent last year. The 50 basis point increase in Retail Food gross profit rate is primarily due to lower employee-related costs, reduced consulting fees, lower warehousing and related costs and a lower LIFO charge, offset in part by impacts from higher shrink and incremental investment to lower prices to customers.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2014 year-to-date were $1,179 compared with $1,227 last year, a net decrease of $48 or 3.9 percent. Selling and administrative expenses for fiscal 2014 year-to-date includes net charges and costs of $49 comprised of severance costs and accelerated stock-based compensation charges of $39, asset impairment and other charges of $14, contract breakage and other costs of $5 and a legal settlement charge of $5, offset in part by a gain on sale of property of $14. Selling and administrative expenses for fiscal 2013 year-to-date included charges and costs of $36 comprised of asset impairment and other charges of $17, store closure charges of $12 and multi-employer pension withdrawal and severance costs of $7. After adjusting for these items, the remaining net reduction in Selling and administrative expenses of $61 is primarily due to cost reduction initiatives, including reduced consulting fees, lower employee-related costs and lower depreciation expense, offset in part by lower lease reserve benefits.

Selling and administrative expenses for fiscal 2014 year-to-date were 12.8 percent of Net sales, compared with 13.4 percent of Net sales last year. After adjusting for the above items, Selling and administrative expenses for fiscal 2014 year-to-date were 12.3 percent of Net sales, compared with 13.0 percent of Net sales last year. As described in Part I, Item 1 of this Quarterly Report on Form 10-Q, Note 1 – Summary of Significant Accounting Policies, Selling and administrative expenses in all periods presented no longer include a reduction attributable to TSA fees earned.

Operating Earnings

Operating earnings for fiscal 2014 year-to-date were $194, compared with $22 last year. Operating earnings for fiscal 2014 year-to-date includes net charges and costs of $49 comprised of severance costs and accelerated stock-based compensation costs of $39, asset impairment charges and other charges of $14, contract breakage and other costs of $5 and a legal settlement charge of $5, offset in part by a gain on sale of property of $14. Operating earnings for fiscal 2013 year-to-date included charges and costs of $36 comprised of asset impairments and other charges of $17, store closure charges of $12 and multi-employer pension withdrawal and severance costs of $7. After adjusting for these items, the remaining increase in Operating earnings was primarily due to the incremental TSA fees earned related to administrative support of divested NAI banner operations and cost reduction initiatives including lower employee-related costs, reduced consulting fees and lower depreciation expense, offset in part by lower lease reserve benefits, higher shrink and incremental investment to lower prices to customers.

Independent Business operating earnings for fiscal 2014 year-to-date were $128, or 3.0 percent of Independent Business net sales, compared with $120, or 2.8 percent of Independent Business net sales last year. The $8 increase in Independent Business operating earnings includes charges and costs comprised of severance costs and accelerated stock-based compensation costs of $13 and contract breakage costs of $1 offset in part by a gain on sale of property of $14. After adjusting for these items, the remaining increase in Independent Business operating earnings is primarily due to increases in fees from new product introductions and lower warehouse and transportation costs, including depreciation, offset in part by higher incentive compensation costs, higher loss on bad debt and higher professional fees.

Save-A-Lot operating earnings for fiscal 2014 year-to-date were $84, or 3.7 percent of Save-A-Lot net sales, compared with $76, or 3.4 percent of Save-A-Lot net sales last year. Save-A-Lot operating earnings for fiscal 2014 year-to-date includes charges and costs of $10 comprised of a legal settlement charge of $5, asset impairment charges of $3 and severance costs of $2. Save-A-Lot operating earnings for fiscal 2013 year-to-date included store closure and impairment charges related to other assets of $16. After adjusting for these items the remaining increase in Save-A-Lot’s operating earnings is primarily due to lower costs related to store closures, lower consulting fees and lower employee-related costs offset in part by incremental investment to lower prices to customers, higher shrink and higher advertising costs.

Retail Food operating earnings for fiscal 2014 year-to-date were $32, or 1.3 percent of Retail Food net sales, compared with $4 or 0.1 percent of Retail Food net sales last year. Retail Food operating earnings for fiscal 2014 year-to-date includes charges of $18 comprised of asset impairment and other charges of $9, severance costs and accelerated stock-based compensation charges of $7 and contract breakage costs of $2. Retail Food operating earnings for fiscal 2013 year-to-date included charges of $17 comprised of asset impairment and other charges of $13 and multi-employer pension withdrawal costs of $4. After adjusting for these items, the remaining increase in Retail Food’s operating earnings is primarily due to lower depreciation expense, reduced consulting fees and lower employee-related costs, offset in part by lower lease reserve benefits, higher shrink, incremental investment to lower prices to customers and higher store labor.

Corporate operating loss for fiscal 2014 year-to-date was $50, compared with $178 last year. Corporate expenses for fiscal 2014 year-to-date include charges of $21 comprised of severance costs and accelerated stock-based compensation charges of $17, contract breakage and other costs of $2 and asset impairment charges of $2. Corporate expenses for fiscal 2013 year-to-date included severance costs of $3. After adjusting for these items, the remaining $146 net improvement in operating loss was primarily due to incremental fees earned under the TSA covering administrative costs of divested operations, lower employee-related costs and lower consulting fees.

Interest Expense, Net

Interest expense, net was $300 for fiscal 2014 year-to-date, compared with $148 last year, primarily reflecting the unamortized financing cost charges and original issue discount acceleration of $98 and debt refinancing costs of $71 related to the Company’s Refinancing Transactions, the Term Loan Amendment and the Debt Tender Offer discussed under “Liquidity and Capital Resources” below. Interest expense, net for fiscal 2013 year-to-date included a $22 charge for the write-off of unamortized financing costs in connection with the debt refinancing transaction completed during the second quarter of 2013. After adjusting for these items, the remaining Interest expense, net increase is due to higher interest rates on debt prior to the completion of the Debt Tender Offer.

Income Tax Benefit

Income tax benefit for fiscal 2014 year-to-date was $40, compared with $52 last year. Income tax benefit for fiscal 2014 and 2013 year-to-date reflect the operating losses arising during the respective periods.

Net Loss from Continuing Operations

Net loss from continuing operations was $66, or $0.26 per basic and diluted share for fiscal 2014 year-to-date, compared with $74, or $0.35 per basic and diluted share last year. Net loss from continuing operations for fiscal 2014 year-to-date includes net charges and costs of $218 before tax ($133 after tax, or $0.52 per diluted share), comprised of non-cash unamortized financing charges of $98 before tax ($60 after tax, or $0.24 per diluted share), debt refinancing costs of $71 before tax ($44 after tax, or $0.17 per diluted share), severance cost and accelerated stock-based compensation charges of $39 before tax ($24 after tax, or $0.09 per diluted share), asset impairment and other charges of $14 before tax ($9 after tax, or $0.03 per diluted share), a legal settlement charge of $5 before tax ($3 after tax, or $0.01 per diluted share) and contract breakage and other costs of $5 before tax ($2 after tax, or $0.01 per diluted share), offset in part by a gain on the sale of a property of $14 before tax ($9 after tax, or $0.03 per diluted share). Net loss from continuing operations for fiscal 2013 year-to-date included charges and costs of $58 before tax ($36 after tax, or $0.17 per diluted share), comprised of non-cash unamortized financing charges of $22 before tax ($14 after tax, or $0.07 per diluted share), asset impairment and other charges of $17 before tax ($11 after tax, or $0.05 per diluted share), store closure charges of $12 before tax ($7 after tax, or $0.03 per diluted share) and multi-employer pension withdrawal and severance costs of $7 before tax ($4 after tax, or $0.02 per diluted share). Adjusting for these items, the remaining $105 increase in Net earnings from continuing operations is primarily due to expenses incurred to support administrative functions related to the divested NAI Banners being offset by incremental TSA fees earned of $123, cost reduction initiatives including reduced consulting fees and lower depreciation expense, offset in part by lower lease reserve benefits, higher shrink, incremental investment to lower prices to customers and higher advertising costs.

Income from Discontinued Operations, Net of Income Taxes

On January 10, 2013, the Company entered into a stock purchase agreement to sell NAI, which contained components of Retail Food and Corporate functions. The Company completed the NAI Banner Sale on March 21, 2013. As a result of the NAI Banner Sale, the financial results for those operations are presented as discontinued operations for all periods presented.

Net sales of discontinued operations were $1,235 for fiscal 2014 year-to-date, compared with $9,463 for last year. The net sales for fiscal 2014 year-to-date reflect sales for the 4-week period from February 24, 2013 to March 21, 2013, prior to the completion of the NAI Banner Sale, whereas net sales for year-to-date fiscal 2013 reflect such sales for the 28 week period ended September 8, 2012.

Income from discontinued operations, net of tax, was $191 for fiscal 2014 year-to-date, compared with $4 last year. Results for fiscal 2014 year-to-date included a reduction in the preliminarily estimated loss on the sale of NAI of $72 net of tax and discrete tax benefits of $111 primarily resulting from the settlement of Internal Revenue Service audits for the fiscal 2010, 2009 and 2008 tax years, which were offset in part by severance and other costs of $13.

Refer to Note 11 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. A significant reduction in future operating earnings or the incurrence of future operating losses in one or more quarterly periods could have a negative impact on the Company’s operating cash flow, which would limit the Company’s ability to pay down its outstanding indebtedness as planned. The Company’s primary sources of liquidity are from internally generated funds and borrowings under its credit facilities. To the extent that the Company’s inventory levels decline as a result of reduced cash flow from operations, the Company’s borrowing capacity under its credit facilities would also decline. Reduced liquidity could also result in less favorable trade terms with vendors and other third parties.

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

Cash Flow Information

Operating Activities

Net cash provided by (used in) operating activities from continuing operations was ($120) and $47 for fiscal 2014 and 2013 year-to-date, respectively. The increase in net cash used in operating activities from continuing operations in fiscal 2014 year-to-date compared to last year is primarily attributable to an increase in cash utilized in operating assets and liabilities. Cash used in the payment of income taxes, net of refunds, increased $97 primarily due to the cash utilized to settle the audits of the Company’s fiscal 2008 to 2010 tax years during fiscal 2014 year-to-date. The remaining increase in cash used in operating activities is primarily due to an increase in cash paid for inventory purchases and an increase in accounts receivable.

Net cash provided by (used in) operating activities from discontinued operations was ($111) and $368 for fiscal 2014 and 2013 year-to-date, respectively. The decrease in net cash provided by operating activities from discontinued operations is primarily due to the NAI Banner Sale on March 21, 2013.

Investing Activities

Net cash used in investing activities from continuing operations was $29 and $145 for fiscal 2014 and 2013 year-to-date, respectively. The decrease in cash used in investing activities for fiscal 2014 year-to-date compared to last year is primarily attributable to $118 less cash used in the purchases of property, plant and equipment in fiscal 2014 due to the reduction of payables for capital expenditures and lower fiscal 2014 capital expenditures.

Net cash (used in) provided by investing activities from discontinued operations was $112 and ($162). The increase in net cash provided by investing activities from discontinued operations is primarily due to $181 of lower cash payments toward discontinued operations capital expenditures due to the completion of the NAI Banner Sale on March 21, 2013, approximately $100 in proceeds received from the NAI Banner Sale and $24 in proceeds from collections on the $44 short-term NAI note receivable in fiscal 2014 year-to-date, offset in part by $31 of proceeds from the sale of discontinued operations’ assets during fiscal 2013.

Financing Activities

Net cash (used in) provided by financing activities from continuing operations was $116 and ($88) for fiscal 2014 and 2013 year-to-date, respectively. The increase in cash provided by financing activities in fiscal 2014 year-to-date compared to last year is primarily attributable to $170 of proceeds received from the sale of common stock to Symphony Investors LLC (owned by a Cerberus-led investor consortium) in connection with the NAI Banner Sale at a purchase price of $4.00 per share and $78 of higher net proceeds from borrowings, offset in part by higher cash used for payments of debt financing and issuance costs associated with the NAI Banner Sale, the re-pricing of the interest rate on the Secured Term Loan due March 2019, and the refinancing of $372 of the Company’s 8.00 percent Senior Notes due May 2016. The increase in borrowings compared to last year reflects the usage of cash for working capital associated with the NAI Banner Sale.

Cash dividends declared in the first quarter of fiscal 2013 were $0.0875 per share. In fiscal 2013, the Company announced that it had suspended the payment of the regular quarterly dividend.

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

As of September 7, 2013, there was $167 of outstanding borrowings under the Revolving ABL Credit Facility due March 2018 at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due March 2018 were $127 at fees up to 2.125 percent and the unused available credit under this facility was $669. As of September 7, 2013, the Revolving ABL Credit Facility due March 2018 was secured on a first priority basis by $1,161 of assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The maturity date of the Revolving ABL Credit Facility due March 2018 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date.

The revolving loans under the Revolving ABL Credit Facility due March 2018 may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility due March 2018 are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility due March 2018. During the year-to-date period ended September 7, 2013, the Company borrowed $2,108 and repaid $2,148 under its Revolving ABL Credit Facility due August 2017 and Revolving ABL Credit Facility due March 2018. During the year-to-date period ended September 8, 2012, the Company borrowed $1,279 and repaid $842 under its previous revolving credit facility, which was refinanced in August 2012.

The Secured Term Loan Facility due March 2019 is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility due March 2019, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property, and the Term Loan Parties granted a first priority mortgage lien and security interest in certain owned or ground leased real estate and certain additional equipment. As of September 7, 2013, there was $730 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility due March 2019 are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility due March 2018.

The loans under the Secured Term Loan Facility due March 2019 may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility due March 2019, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility due March 2018 and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility due March 2019. Also, beginning with the Company’s fiscal year ending February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2014 is not reasonably estimable as of September 7, 2013. As of September 7, 2013, the loans outstanding under the Secured Term Loan Facility due March 2019 had a remaining principal balance of $1,496, of which $15 was classified as current. The maturity date of the Secured Term Loan Facility due March 2019 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date.

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

On May 21, 2013, the Company issued $400 of 6.75 percent Senior Notes due June 2021 (the “2021 Senior Notes”). The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) within the prescribed 135 day time period for the exchange of registered 2021 Senior Notes for any and all unregistered 2021 Senior Notes that were issued on May 21, 2013. If the registration statement is not declared effective within 180 days following the issuance, the 2021 Senior Notes will bear additional interest of 0.25 percent per annum (which will increase to 0.50 percent per annum if the registration statement is not declared effective within 270 days of the issuance) until the registration statement is declared effective. In connection with the Debt Tender Offer and the issuance of the 2021 Senior Notes, the Company paid financing costs and tender premiums of approximately $52 in the first quarter ended June 15, 2013, of which approximately $3 was capitalized and $49 was expensed. In addition, the Company recognized non-cash charges of $11 for the write-off of existing unamortized financing costs and accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019.

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

As of September 7, 2013 and February 23, 2013, the Company had $5 and $18, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility due March 2018 or other long-term debt.

Capital Expenditures

Capital expenditures during fiscal 2014 year-to-date were $39, including $2 of non-cash capital lease additions. Capital expenditures primarily included remodeling activity and new stores within Save-A-Lot, remodeling activity within Retail Food and technology expenditures. The Company’s capital spending for fiscal of 2014 is expected to be approximately $140 to $150, including capital leases.

Pension and Other Postretirement Benefit Obligations

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $95 and $84 for fiscal 2014 and 2013 year-to-date, respectively, in accordance with minimum Employee Retirement Income Security Act of 1974, as amended (“ERISA”) requirements. Fiscal 2014 total defined benefit pension plans and other postretirement benefit plan contributions are estimated to be approximately $120 to $130.

The Company and AB Acquisition entered into a binding term sheet with the Pension Benefit Guaranty Corporation (the “PBGC”) relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions of $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such payments.

The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution amount required under ERISA and the Pension Protection Act of 2006 as determined by the Company’s external actuarial consultant. At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required PBGC variable rate premiums or in order to achieve exemption from participant notices of underfunding.

Liquidity and Financial Resources

The Company has approximately $18, $33 and $15 in aggregate debt maturities due in the remainder of fiscal 2014, fiscal 2015 and fiscal 2016, respectively. Aggregate debt maturities are exclusive of any prepayment requirements under the provisions of the Secured Term Loan due March 2019. Payments to reduce capital lease obligations will approximate $30 per year in fiscal 2014, 2015 and 2016.

The Company has access to additional liquidity through its Revolving ABL Credit Facility due March 2018, subject to borrowing base availability. In addition, the Company expects to continue to generate cash flow from internally generated funds to meet anticipated requirements for working capital, capital expenditures and payments of interest and principal on long-term debt obligations.

The Company accessed the credit markets several times during fiscal 2014 to refinance its long-term debt borrowings in conjunction with the NAI Banner Sale, re-price the interest rate on the Secured Term Loan Facility due March 2019, and refinance and extend the maturities of $372 of 2016 Senior Notes through the Company’s Debt Tender Offer by issuing the $400 of 2021 Senior Notes. The Company believes these transactions have provided it with additional financial flexibility. The Company’s continued access to these credit markets depends on numerous factors including the condition of the credit markets and the Company’s results of operations, cash flows, financial position and credit ratings.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 7, 2013. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of September 7, 2013, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $78 and represented $56 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed assets, utilities and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 7, 2013 and February 23, 2013, the Company had $331 and $364, respectively, of non-cancelable future purchase obligations primarily related to supply contracts.

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

The Company and AB Acquisition entered into a binding term sheet with the PBGC relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015 – 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments. Excess contributions required under this binding term sheet include $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017.

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

Legal Proceedings

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II – Other Information, Item 1, under the caption “Legal Proceedings” and in Note 9 – Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1 of this Quarterly Report on Form 10-Q, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During the year-to-date period ended September 7, 2013 and September 8, 2012, the Company contributed $19 to these plans.

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

•	the March 2013 debt refinancing of the Secured Term Loan Facility due August 2018 and the Revolving ABL Credit Facility due August 2017, and the related extinguishment of the Accounts Receivable Securitization Facility and the $490 of 7.50 percent Senior Notes due November 2014 resulted in an extension of scheduled maturity dates;

•	the Term Loan Amendment to the Secured Term Loan Facility due March 2019 reduced the interest rate for the term loan from LIBOR plus 5.00 percent with a floor on LIBOR set at 1.25 percent to LIBOR plus 4.00 percent with a floor on LIBOR set at 1.00 percent. The amendment also expanded the ability to increase the term loan, subject to certain conditions, by up to $500 (previously $250); and

•	the completion of the Debt Tender Offer for $372 of the 8.00 percent Senior Notes due May 2016 and the issuance of $400 of the 6.75 percent Senior Notes due June 2021, resulted in an extension of maturity for $372 of the Senior Notes due May 2016 to June 2021, $28 of additional senior note principal outstanding and a reduction of the interest rate charged on the refinanced notes from 8.00 percent to 6.75 percent.

Long-term debt

The impact of these transactions to the Company’s long-term debt contractual obligations is primarily an extension of debt maturities, resulting in a decrease of $518 of maturities due in fiscal 2015-2016 and a decrease of $565 of maturities due in fiscal 2017-2018, with corresponding increases in maturities due fiscal 2019 and thereafter. These changes in long-term debt maturities are exclusive of any payments due under the prepayment provisions of the Company’s Secured Term Loan due March 2019.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 under the heading “Risk Factors,” the factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q for the second quarter ended September 7, 2013 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Competitive Practices

•	The Company’s ability to attract and retain customers

•	Competition from other food or drug retail chains, supercenters, non-traditional competitors and alternative formats in the Company’s markets

•	Competition for employees, store sites and products

•	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition, increased competition faced by customers and increased customer self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

•	The effectiveness of cost reduction strategies

•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment

•	The ability to retain and affiliate independent retailers in the Company’s Independent Business

•	The ability to retain and license additional stores within the Company’s Save-A-Lot business

•	The ability to turn around the Company’s Retail Food sales trajectory through improved operational execution and investment in price across the Company’s retail banners

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms

Economic Conditions

•	Continued volatility in the economy and financial and housing markets, the low level of consumer confidence and high unemployment rates that affect consumer spending or buying habits

•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Increases in interest rates

•	Food and drug inflation or deflation

Labor Relations

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefits costs

•	Potential for work disruption from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs

•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations

•	Required funding of multiemployer pension plans and any withdrawal liability

Governmental Regulations

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

Food and Drug Safety

•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or any adverse publicity relating to these types of concerns, whether or not valid

Self-Insurance

•	Variability in actuarial projections regarding workers’ compensation and associated medical costs, automobile and general liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Dependence of the Company’s businesses on computer hardware and software systems which are vulnerable to security breach by computer hackers and cyber terrorists

•	Difficulties in developing, maintaining or upgrading information technology systems

•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Tax Matters

•	Changes in tax laws could affect the Company’s effective income tax rate and results of operations

•	The future results of operations could impact the Company’s ability to realize deferred tax assets

Goodwill and Intangible Asset Impairment Charges

•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization

Accounting Matters

•	Changes in accounting standards that impact the Company’s financial statements

Effect of the NAI Banner Sale on the Company

•	Disruptions in current plans, operations and business relationships

•	Difficulties in attracting or retaining management and employees and transitioning to a new management team

•	Ability to effectively manage the Company’s cost structure to realize benefits from the Transition Services Agreement with each of Albertson’s LLC and NAI

Stock Price Volatility

•	Fluctuations in the Company’s stock price related to actual or perceived operating performance, any of the factors listed above or stock market fluctuations.

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

The March 2013 refinancing of the Secured Term Loan Facility due August 2018 and the Revolving ABL Credit Facility due August 2017 and the related extinguishment of the Accounts Receivable Securitization Facility and the $490 of 7.50 percent Senior Notes due November 2014, the Term Loan Amendment to the Secured Term Loan Facility due March 2019 and the completion of the modified “Dutch Auction” tender offer for $372 of the Senior Notes due May 2016 and the related issuance of the 6.75 percent Senior Notes due June 2021, resulted in changes to the Company’s quantitative and qualitative disclosures about market risk table within Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 as follows:

•	the estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $55 and $57 as of September 7, 2013 and February 23, 2013, respectively; and

•	outstanding borrowings bearing variable interest rates increased primarily due to the refinancing of the $490 7.50 percent Senior Notes due November 2014 with proceeds from the variable interest rate borrowings under the 5.00 percent Secured Term Loan Facility due March 2019. In addition, the Company’s fixed interest rate borrowings on $372 of the 8.00 percent Senior Notes due May 2016 was reduced to 6.75 percent and the maturity was extended until June 2021 in connection with the modified “Dutch Auction” tender offer.

The Company’s new capital structure contains a higher mix of debt with variable interest rates, which increases the Company’s market risk associated with changes in variable market interest rates. The Company manages interest rate risk through the strategic use of fixed and variable rate debt and monitors its risk exposure to market pricing risk.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 7, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In connection with the divestiture of NAI, the Company reviewed the internal controls over financial reporting. The Company identified certain controls which are not related to the Company’s continuing operations but were solely related to the operations of the Company’s retail banners that are now operated by NAI. Because those controls do not relate to the Company’s continuing operations, they were discontinued in the first quarter of fiscal year 2014. Overall, there has been no change to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court. On September 19, 2013, the District Court held a hearing on the Company’s motion to stay the proceedings at the District Court pending a decision on the second 8th Circuit appeal regarding class certification and summary judgment and took the matter under advisement. The District Court ordered the parties to mandatory mediation which is expected to take place sometime in Fall 2013.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The parties expect to file a motion seeking preliminary approval in November 2013. The Company recorded a litigation settlement charge in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. Refer to Note 9 – Commitments, Contingencies and Off-Balance Sheet Arrangements – Legal Proceedings included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the IOS and C&S matters discussed above, the

Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors for the Company in the period covered by this report, except as set forth below. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013.

Stock Price Volatility

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, some of which may be beyond the Company’s control. These factors include the perceived prospects and actual operating results of the Company’s business; changes in estimates of the Company’s operating results by analysts, investors or the Company; the Company’s actual operating results relative to such estimates or expectations; actions or announcements by the Company or its competitors; litigation and judicial decisions; legislative or regulatory actions; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of the Company’s common stock for reasons unrelated to the Company’s operating performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
June 16, 2013 to July 13, 2013	979	$5.85	—	$—
Second four weeks
July 14, 2013 to August 10, 2013	4,938	$7.86	—	$—
Third four weeks
August 11, 2013 to September 7, 2013	1,535	$7.60	—	$—

Totals	7,452	$7.54	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2014 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 7,452 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Letter Agreement, dated July 23, 2013, between SUPERVALU INC. and Bruce H. Besanko (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2013)*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 17, 2013	/s/ BRUCE H. BESANKO

Bruce H. Besanko Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Letter Agreement, dated July 23, 2013, between SUPERVALU INC. and Bruce H. Besanko (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2013)*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K