Form 10-Q
period 2013-11-30
SUPERVALU INC
filed 2014-01-09
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended November 30, 2013.

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

As of January 3, 2014, there were 259,676,822 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	Third Quarter Ended		Year-to-Date Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales
Independent Business	$1,912	$1,986	$6,215	$6,334
% of total	47.7%	49.0%	47.1%	47.8%
Save-A-Lot	991	966	3,229	3,226
% of total	24.7%	23.9%	24.4%	24.4%
Retail Food	1,061	1,089	3,564	3,647
% of total	26.4%	26.9%	27.0%	27.6%
Corporate	48	10	194	33
% of total	1.2%	0.2%	1.5%	0.2%

Total net sales	$4,012	$4,051	$13,202	$13,240
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Independent Business	$53	$51	$181	$171
% of Independent Business sales	2.8%	2.6%	2.9%	2.7%
Save-A-Lot	40	27	124	103
% of Save-A-Lot sales	4.1%	2.7%	3.8%	3.2%
Retail Food	24	17	56	21
% of Retail Food sales	2.2%	1.5%	1.6%	0.6%
Corporate	(12)	(65)	(62)	(243)

Total operating earnings	105	30	299	52
% of total net sales	2.6%	0.7%	2.3%	0.4%
Interest expense, net	52	63	352	211

Earnings (loss) from continuing operations before income taxes	53	(33)	(53)	(159)
Income tax provision (benefit)	21	(18)	(19)	(70)

Net earnings (loss) from continuing operations	32	(15)	(34)	(89)
(Loss) income from discontinued operations, net of tax	(1)	31	190	35

Net earnings (loss)	$31	$16	$156	$(54)

During the first quarter of fiscal 2014, the Company reclassified the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s transition services agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is now managed. These changes primarily resulted in the recast of net expenses from Retail Food to Corporate for all periods presented and as previously reported in the Company’s Quarterly Report on Form 10-Q for the third quarter ended December 1, 2012. These changes did not revise or restate information previously reported in the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows for any period.

During the second quarter of fiscal 2014, the Company revised its presentation of fees earned under its transition services agreements. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses. The presentation of such fees earned has been revised and are now reflected as revenue, within Net sales of Corporate, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings, Earnings (loss) from continuing operations before income taxes, Net earnings (loss), cash flows, or financial position for any period.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except percent and per share data)

	Third Quarter Ended
	November 30, 2013	% of Net sales	December 1, 2012	% of Net sales
Net sales	$4,012	100.0%	$4,051	100.0%
Cost of sales	3,443	85.8	3,521	86.9

Gross profit	569	14.2	530	13.1
Selling and administrative expenses	464	11.6	500	12.4

Operating earnings	105	2.6	30	0.7
Interest expense, net	52	1.3	63	1.5

Earnings (loss) from continuing operations before income taxes	53	1.3	(33)	(0.8)
Income tax provision (benefit)	21	0.5	(18)	(0.4)

Net earnings (loss) from continuing operations	32	0.8	(15)	(0.4)
(Loss) income from discontinued operations, net of tax	(1)	(0.1)	31	0.8

Net earnings	$31	0.8%	$16	0.4%

Basic net earnings per share:
Net earnings (loss) per share from continuing operations	$0.13		$(0.07)
Net (loss) earnings per share from discontinued operations	$(0.01)		$0.15
Net earnings per share	$0.12		$0.08

Diluted net earnings per share:
Net earnings (loss) per share from continuing operations	$0.12		$(0.07)
Net (loss) earnings per share from discontinued operations	$(0.01)		$0.15
Net earnings per share	$0.12		$0.08

Dividends declared per share	$—		$—

Weighted average number of shares outstanding:
Basic	259		212
Diluted	262		214

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except percent and per share data)

	Year-to-Date Ended
	November 30, 2013	% of Net sales	December 1, 2012	% of Net sales
Net sales	$13,202	100.0%	$13,240	100.0%
Cost of sales	11,260	85.3	11,461	86.6

Gross profit	1,942	14.7	1,779	13.4
Selling and administrative expenses	1,643	12.4	1,727	13.0

Operating earnings	299	2.3	52	0.4
Interest expense, net	352	2.7	211	1.6

Loss from continuing operations before income taxes	(53)	(0.4)	(159)	(1.2)
Income tax benefit	(19)	(0.1)	(70)	(0.5)

Net loss from continuing operations	(34)	(0.3)	(89)	(0.7)
Income from discontinued operations, net of tax	190	1.4	35	0.3

Net earnings (loss)	$156	1.2%	$(54)	(0.4)%

Basic net earnings (loss) per share:
Net loss per share from continuing operations	$(0.13)		$(0.42)
Net earnings per share from discontinued operations	$0.75		$0.16
Net earnings (loss) per share	$0.61		$(0.26)

Diluted net earnings (loss) per share:
Net loss per share from continuing operations	$(0.13)		$(0.42)
Net earnings per share from discontinued operations	$0.74		$0.16
Net earnings (loss) per share	$0.61		$(0.26)

Dividends declared per share	$—		$0.0875

Weighted average number of shares outstanding:
Basic	254		212
Diluted	257		212

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Third Quarter Ended		Year-to-Date Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net earnings (loss)	$31	$16	$156	$(54)
Other comprehensive income:
Amortization of actuarial loss on pension and other postretirement benefit obligations, net of tax of $9, $10, $28 and $30, respectively	13	16	44	56

Comprehensive income	$44	$32	$200	$2

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	November 30, 2013	February 23, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$72	$72
Receivables, net	537	466
Inventories, net	1,050	854
Other current assets	186	84
Current assets of discontinued operations	—	1,494

Total current assets	1,845	2,970

Property, plant and equipment, net	1,513	1,700
Goodwill	847	847
Intangible assets, net	45	51
Deferred tax assets	303	345
Other assets	158	144
Long-term assets of discontinued operations	—	4,977

Total assets	$4,711	$11,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,129	$1,089
Accrued vacation, compensation and benefits	198	275
Current maturities of long-term debt and capital lease obligations	59	74
Other current liabilities	187	211
Current liabilities of discontinued operations	—	2,701

Total current liabilities	1,573	4,350

Long-term debt and capital lease obligations	2,957	2,815
Pension and other postretirement benefit obligations	825	962
Long-term tax liabilities	126	308
Other long-term liabilities	213	223
Long-term liabilities of discontinued operations	—	3,791
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 260 and 230 shares issued, respectively	3	2
Capital in excess of par value	2,872	3,046
Treasury stock, at cost, 5 and 17 shares, respectively	(117)	(474)
Accumulated other comprehensive loss	(520)	(612)
Accumulated deficit	(3,221)	(3,377)

Total stockholders’ deficit	(983)	(1,415)

Total liabilities and stockholders’ deficit	$4,711	$11,034

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-to-Date Ended
	November 30, 2013	December 1, 2012
Cash flows from operating activities
Net earnings (loss)	$156	$(54)
Income from discontinued operations, net of tax	190	35

Net loss from continuing operations	(34)	(89)
Adjustments to reconcile Net loss from continuing operations to Net cash used in operating activities – continuing operations:
Asset impairment and other charges	190	99
Net gain on sale of assets and exits of surplus leases	(19)	(6)
Depreciation and amortization	235	283
LIFO (credit) charge	(2)	5
Deferred income taxes	6	(12)
Stock-based compensation	18	11
Net pension and other postretirement benefits cost	61	77
Contributions to pension and other postretirement benefit plans	(122)	(94)
Other adjustments	26	10
Changes in operating assets and liabilities	(531)	(306)

Net cash used in operating activities – continuing operations	(172)	(22)
Net cash (used in) provided by operating activities – discontinued operations	(101)	379

Net cash (used in) provided by operating activities	(273)	357

Cash flows from investing activities
Proceeds from sale of assets	13	10
Purchases of property, plant and equipment	(64)	(204)
Other	9	2

Net cash used in investing activities – continuing operations	(42)	(192)
Net cash provided by (used in) investing activities – discontinued operations	127	(168)

Net cash provided by (used in) investing activities	85	(360)

Cash flows from financing activities
Proceeds from issuance of debt	2,098	1,713
Proceeds from sale of common stock	176	—
Payments of debt and capital lease obligations	(1,980)	(1,573)
Payments of debt financing costs	(147)	(59)
Dividends paid	—	(37)
Other	—	(2)

Net cash provided by financing activities – continuing operations	147	42
Net cash used in financing activities – discontinued operations	(36)	(36)

Net cash provided by financing activities	111	6

Net (decrease) increase in cash and cash equivalents	(77)	3
Cash and cash equivalents at beginning of period	149	157

Cash and cash equivalents at the end of period	$72	$160

Less cash and cash equivalents of discontinued operations at end of period	—	90

Cash and cash equivalents of continuing operations at end of period	$72	$70

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions and related obligations	$2	$12
Purchases of property, plant and equipment included in Accounts payable	$13	$11
Interest and income taxes paid:
Interest paid (net of amounts capitalized)	$181	$208
Income taxes paid (net of refunds)	$117	$9

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying condensed consolidated financial statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the third quarter and year-to-date ended November 30, 2013 and December 1, 2012 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 and the Company’s Current Report on Form 8-K filed on September 6, 2013. The results of operations for the third quarter and year-to-date ended November 30, 2013 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 23, 2013 has been derived from the audited Consolidated Balance Sheet as of that date.

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

Segment Reclassification

During the first quarter of fiscal 2014, the Company reclassified the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s transition services agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is now managed. These changes primarily resulted in the recast of net expenses from the Company’s Retail Food segment to its Corporate segment for all periods presented and as previously reported in the Company’s Quarterly Report on Form 10-Q for the third quarter ended December 1, 2012. These changes did not revise or restate information previously reported in the Company’s consolidated financial statements for any period.

Revision

During the second quarter of fiscal 2014, the Company revised its presentation of fees earned under its transition services agreements. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses. The presentation of such fees earned has been revised and are now reflected as revenue, within Net sales of Corporate, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings, Earnings (loss) from continuing operations before income taxes, Net earnings (loss), cash flows, or financial position for any period reported. Management has determined that the change in presentation is not material to any period reported. Prior period amounts shown below have been revised to conform to the current period presentation.

The following table represents the effect of the reclassification of fees earned under the Company’s transition services agreements on the Company’s Condensed Consolidated Statements of Operations for the comparative periods being presented in this Quarterly Report on Form 10-Q.

	Third Quarter Ended December 1, 2012					Year-to-Date Ended December 1, 2012
	As Originally Reported	% of Net sales	Revision	As Revised	% of Net sales	As Originally Reported	% of Net sales	Revision	As Revised	% of Net sales
Net sales	$4,041	100.0%	$10	$4,051	100.0%	$13,207	100.0%	$33	$13,240	100.0%
Cost of sales	3,521	87.1%	—	3,521	86.9%	11,461	86.8%	—	11,461	86.6%

Gross profit	520	12.9%	10	530	13.1%	1,746	13.2%	33	1,779	13.4%
Selling and administrative expenses	490	12.1%	10	500	12.4%	1,694	12.8%	33	1,727	13.0%

Operating earnings	$30	0.7%	$—	$30	0.7%	$52	0.4%	$—	$52	0.4%

The Company earned $42, $47 and $50 of fees under a previous transition services agreement during fiscal 2013, 2012 and 2011, respectively. The Company’s previous transition services agreement with Albertson’s LLC was replaced with transition services agreements with each of NAI and Albertson’s LLC at the close of the NAI Banner Sale. See Note 11 – Discontinued Operations for additional information regarding the Company’s transition service agreements. Fees earned under the transition services agreements are recognized as the administrative services are rendered, which align with the recognition of administrative expenses required to support the transition services agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of November 30, 2013 and February 23, 2013, the Company had net book overdrafts of $150 and $131, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out (“FIFO”) method had been used, Inventories, net would have been higher by approximately $209 at November 30, 2013 and $211 at February 23, 2013. The Company recorded a LIFO credit of $1 and a LIFO charge of $1 for the third quarter ended November 30, 2013 and December 1, 2012, respectively. The Company recorded a LIFO credit of $2 and a LIFO charge of $5 for the year-to-date periods ended November 30, 2013 and December 1, 2012, respectively.

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

During the year-to-date period ended November 30, 2013, the Company recorded $21 of long-lived asset impairment charges, comprised of $14 primarily related to the write-off of certain software support tools that would no longer be utilized in operations and $7 of impairment charges related to distribution centers within the Independent Business segment and surplus properties within Corporate, which were calculated using Level 3 fair value measurements. In addition, during the year-to-date period ended November 30, 2013, the Company recorded a gain on the sale of property of $15 within Selling and administrative expenses of Independent Business due to the exit of a previously disposed distribution center.

During the year-to-date period ended December 1, 2012, the Company announced the closure of approximately 22 non-strategic stores within the Save-A-Lot segment including the exit of a geographic market, resulting in impairment charges related to these stores’ long-lived assets of $10 and $22 during the third quarter ended and year-to-date ended December 1, 2012, respectively. In addition, during the year-to-date period ended December 1, 2012, the Company recorded $27 of long-lived asset impairment charges, comprised of $13 write-off of software support tools within the Retail Food segment and $14 of impairment charges related to Save-A-Lot store closures and surplus properties calculated using Level 3 fair value measurements.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated using net earnings (loss) available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is computed after giving effect to the dilutive impacts of stock options, performance awards and restricted stock awards (collectively referred to as “stock-based awards”).

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Third Quarter Ended		Year-to-Date Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net earnings (loss) per share – basic:
Net earnings (loss) from continuing operations available to common stockholders	$32	$(15)	$(34)	$(89)
Weighted average shares outstanding – basic	259	212	254	212

Net earnings (loss) from continuing operations per share – basic	$0.13	$(0.07)	$(0.13)	$(0.42)

(Loss) income from discontinued operations, net of tax available to common stockholders	$(1)	$31	$190	$35
Weighted average shares outstanding – basic	259	212	254	212

Net (loss) earnings from discontinued operations per share – basic	$(0.01)	$0.15	$0.75	$0.16

Net earnings (loss) available to common stockholders	$31	$16	$156	$(54)
Weighted average shares outstanding – basic	259	212	254	212

Net earnings (loss) per share – basic	$0.12	$0.08	$0.61	$(0.26)

Net earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations available to common stockholders	$32	$(15)	$(34)	$(89)
Weighted average shares outstanding – basic	259	212	254	212
Dilutive impact of stock-based awards	3	—	—	—

Weighted average shares outstanding – diluted	262	212	254	212

Net earnings (loss) from continuing operations per share – diluted	$0.12	$(0.07)	$(0.13)	$(0.42)

(Loss) income from discontinued operations, net of tax available to common stockholders	$(1)	$31	$190	$35
Weighted average shares outstanding – basic	259	212	254	212
Dilutive impact of stock-based awards	—	2	3	2

Weighted average shares outstanding – diluted	259	214	257	214

Net (loss) earnings from discontinued operations per share – diluted	$(0.01)	$0.15	$0.74	$0.16

Net earnings (loss) available to common stockholders	$31	$16	$156	$(54)
Weighted average shares outstanding – basic	259	212	254	212
Dilutive impact of stock-based awards	3	2	3	—

Weighted average shares outstanding – diluted	262	214	257	212

Net earnings (loss) per share – diluted	$0.12	$0.08	$0.61	$(0.26)

Stock-based awards of 19 and 26 were outstanding during the third quarter ended November 30, 2013 and December 1, 2012, respectively, but were excluded from the calculation of Net earnings (loss) from continuing operations per share – diluted for the periods because their inclusion would be antidilutive. Stock-based awards of 21 were outstanding during each of the year-to-date periods ended November 30, 2013 and December 1, 2012 but were excluded from the calculation of Net loss from continuing operations per share – diluted and Net earnings per share – diluted for the periods because their inclusion would be antidilutive.

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

Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other post-retirement benefit obligation adjustments, net of tax. Changes in the Accumulated other comprehensive loss balance by component follows below:

November 30, 2013
Pension and postretirement benefit plan accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$612
Other comprehensive income, net of tax of $28	(44)
Divestiture of certain NAI pension plan obligation’s accumulated other comprehensive loss, net of tax of $31	(48)

Pension and postretirement benefit plan accumulated other comprehensive loss at the end of period, net of tax	$520

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

Common and Treasury Stock

Concurrent with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with Symphony Investors LLC, which is owned by a Cerberus Capital Management, L.P. (“Cerberus”)-led investor consortium (“Symphony Investors”), and Cerberus, pursuant to which, upon the terms and subject to the conditions of the Tender Offer Agreement, and contingent upon the NAI Banner Sale, Symphony Investors tendered for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). Approximately 12 shares were validly tendered, representing approximately 5.5 percent of the issued and outstanding shares at the time of the Tender Offer expiration on March 20, 2013. All shares that were validly tendered and not properly withdrawn were accepted as tendered in accordance with the terms of Tender Offer.

In addition, pursuant to the terms of the Tender Offer Agreement, on March 21, 2013, the Company issued approximately 42 additional shares of common stock (approximately 19.9 percent of outstanding shares prior to the share issuance) to Symphony Investors’ at the Tender Offer price per share of $4.00, resulting in $170 in cash proceeds to the Company, which brought Symphony Investors ownership percentage to 21.2 percent after the share issuance. The additional 42 shares outstanding, comprised of 34 issued out of Common stock and 8 issued out of Treasury stock, have a dilutive effect on current and future net earnings (loss) per share.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2013-02 surrounding the presentation of items reclassified from accumulated other comprehensive income (loss) to net earnings (loss). This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of accumulated other comprehensive income (loss) and into net earnings (loss) in their entirety by component and the effect of the reclassification on each affected Consolidated Statement of Operations line item. In addition, for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings (loss), a cross reference to other required accounting standard disclosures is required. The Company adopted ASU 2013-02 in the first quarter of fiscal 2014. Accordingly, additional footnote disclosure is provided within Note 1 – Summary of Significant Accounting Policies in these Notes to Condensed Consolidated Financial Statements. The adoption had no effect on the Company’s results of operations or financial position.

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

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 23, 2013	Additions	Impairments	Other net adjustments	November 30, 2013
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	—	—	—	137

Total goodwill	$847	$—	$—	$—	$847

	February 23, 2013	Additions/ Amortization	Impairments	Other net adjustments	November 30, 2013
Intangible assets:
Trademarks and tradenames – indefinite useful lives	$9	$—	$—	$—	$9
Customer lists, pharmacy scripts, favorable operating leases and other (accumulated amortization of $75 and $65 as of November 30, 2013 and February 23, 2013, respectively)	106	—	—	4	110
Non-compete agreements (accumulated amortization of $2 and $2 as of November 30, 2013 and February 23, 2013, respectively)	3	—	—	—	3

Total intangible assets	118	—	—	4	122
Accumulated amortization	(67)	(6)		(4)	(77)

Total intangible assets, net	$51				$45

Amortization expense of intangible assets with definite useful lives was $6 for each of the year-to-date periods ended November 30, 2013 and December 1, 2012. Future amortization expense is anticipated to average approximately $5 per fiscal year for each of the next five fiscal years.

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

Changes in the Company’s reserves for closed properties consisted of the following:

November 30, 2013
Reserves for closed properties at beginning of the fiscal year	$61
Additions	4
Payments	(13)
Adjustments	1

Reserves for closed properties at the end of period	$53

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

During the third quarter ended November 30, 2013, Property, plant and equipment related assets with a carrying amount of $14 were written down to their fair value of $10, resulting in an impairment charge of $4. During the third quarter ended December 1, 2012, Property, plant and equipment related assets with a carrying amount of $9 were written down to their fair value of $7, resulting in an impairment charge of $2. During the year-to-date period ended November 30, 2013, Property, plant and equipment related assets with a carrying amount of $23 were written down to their fair value of $16, resulting in an impairment charge of $7. During the year-to-date period ended December 1, 2012, Property, plant and equipment related assets with a carrying amount of $28 were written down to their fair value of $14, resulting in an impairment charge of $14. Property, plant and equipment-related impairment charges were measured at fair value on a nonrecurring basis using Level 3 inputs and are a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than the book value by approximately $2 as of November 30, 2013 and February 23, 2013. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.

The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $81 and $57 as of November 30, 2013 and February 23, 2013, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 5 – LONG-TERM DEBT

The Company’s long-term debt and capital lease obligations consisted of the following:

	November 30, 2013	February 23, 2013
5.00% Secured Term Loan Facility due March 2019	$1,491	$—
8.00% Senior Notes due May 2016	628	1,000
6.75% Senior Notes due June 2021	400	—
2.17% to 4.25% Revolving ABL Credit Facility due March 2018	213	—
8.00% Secured Term Loan Facility due August 2018	—	834
7.50% Senior Notes due November 2014	—	490
2.21% to 4.25% Revolving ABL Credit Facility due August 2017	—	207
Accounts Receivable Securitization Facility	—	40
Other	22	28
Net discount on debt, using an effective interest rate of 5.13% to 8.58%	(17)	(40)
Capital lease obligations	279	330

Total debt and capital lease obligations	3,016	2,889
Less current maturities of long-term debt and capital lease obligations	(59)	(74)

Long-term debt and capital lease obligations	$2,957	$2,815

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

As of November 30, 2013, there was $213 of outstanding borrowings under the Revolving ABL Credit Facility due March 2018 at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due March 2018 were $108 at fees up to 2.125 percent and the unused available credit under this facility was $679. As of November 30, 2013, the Revolving ABL Credit Facility due March 2018 was secured on a first priority basis by $1,260 of assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The maturity date of the Revolving ABL Credit Facility due March 2018 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date.

The revolving loans under the Revolving ABL Credit Facility due March 2018 may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility due March 2018 are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility due March 2018. During the year-to-date period ended November 30, 2013, the Company borrowed $3,129 and repaid $3,123 under its Revolving ABL Credit Facility due August 2017 and Revolving ABL Credit Facility due March 2018. During the year-to-date period ended December 1, 2012, the Company borrowed $2,043 and repaid $1,434 under its previous revolving credit facility, which was refinanced in August 2012, and its Revolving ABL Credit Facility due August 2017.

The Secured Term Loan Facility due March 2019 is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility due March 2019, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property, and also granted a first priority mortgage lien and security interest in certain owned or ground leased real estate and certain additional equipment. As of November 30, 2013, there was $716 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility due March 2019 are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility due March 2018.

The loans under the Secured Term Loan Facility due March 2019 may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility due March 2019, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility due March 2018 and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility due March 2019. Also, beginning with the Company’s fiscal year ending February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2014 is not reasonably estimable as of November 30, 2013. As of November 30, 2013, the loans outstanding under the Secured Term Loan Facility due March 2019 had a remaining principal balance of $1,491, of which $13 was classified as current. The maturity date of the Secured Term Loan Facility due March 2019 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date.

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

On May 16, 2013, the Company entered into an amendment to the Secured Term Loan Facility due March 2019 (the ‘‘Term Loan Amendment’’) that reduced the interest rate for the term loan from LIBOR plus 5.00 percent with a floor on LIBOR set at 1.25 percent to LIBOR plus 4.00 percent with a floor on LIBOR set at 1.00 percent. The Term Loan Amendment also amended the Secured Term Loan Facility due March 2019 to provide that the Company may incur additional term loans under the facility in an aggregate principal amount of up to $500 instead of $250 as in effect prior to the Term Loan Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and the satisfaction of certain terms and conditions. The Term Loan Amendment also contains modified covenants to give the Company additional strategic and operational flexibility. Since the Secured Term Loan Facility due March 2019 was refinanced within the first year of its inception, the Company paid the lenders thereunder a 1.00 percent refinancing premium per the terms of the facility. In connection with the completion of the Term Loan Amendment, the Company paid premiums and financing costs of approximately $17 in the first quarter ended June 15, 2013, of which approximately $10 was capitalized and $7 was expensed. In addition, the Company recognized a non-cash charge of approximately $20 for the write-off of existing unamortized financing costs and $7 for the accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019 in the first quarter ended June 15, 2013.

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

On May 21, 2013, the Company issued $400 of 6.75 percent Senior Notes due June 2021 (the “2021 Senior Notes”). The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) for the exchange of registered 2021 Senior Notes for any and all unregistered 2021 Senior Notes that were issued on May 21, 2013. The exchange offer was completed on December 19, 2013, in the Company’s fourth fiscal quarter, with all unregistered 2021 Senior Notes that were issued on May 21, 2013 being exchanged for registered 2021 Senior Notes. In connection with the Debt Tender Offer and the issuance of the 2021 Senior Notes, the Company paid financing costs and tender premiums of approximately $52 in the first quarter ended June 15, 2013, of which approximately $3 was capitalized and $49 was expensed. In addition, the Company recognized non-cash charges of $11 for the write-off of existing unamortized financing costs and accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019 in the first quarter ended June 15, 2013.

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

As of November 30, 2013 and February 23, 2013, the Company had $3 and $18, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility due March 2018 or other long-term debt.

NOTE 6 – INCOME TAXES

The continuing operations tax rate for the third quarter ended November 30, 2013 did not include any discrete tax benefits or expenses. The continuing operations tax rate for the year-to-date period ended November 30, 2013 included $2 of discrete tax benefits and $2 of discrete tax expenses. The continuing operations tax rate for the third quarter and year-to-date period ended December 1, 2012 included a $2 discrete tax benefit and $10 discrete tax benefit, respectively.

During the year-to-date period ended November 30, 2013, unrecognized tax benefits decreased $151 from the amounts disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013. The decrease was due to the settlement of IRS audits for the fiscal 2010, 2009 and 2008 tax years. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.

As of November 30, 2013, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 7 – STOCK-BASED AWARDS

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock-based awards of $3 and $2 for the third quarter ended November 30, 2013 and December 1, 2012, respectively, and $18 and $11 for the year-to-date periods ended November 30, 2013 and December 1, 2012, respectively.

On March 20, 2013, the Company completed the Tender Offer and issued common stock to Symphony Investors, which the Company’s Board of Directors deemed to be a change-in-control for purposes of the Company’s outstanding stock-based awards, immediately accelerating the vesting of certain stock-based awards. The deemed change-in-control in conjunction with certain other events resulted in the immediate acceleration of certain additional stock-based awards. As a result of this action, the 2013 and 2012 long-term incentive program awards were immediately accelerated resulting in the recognition of the remaining unamortized stock-based compensation expense and, as the exercise price for the vast majority of these awards was greater than the market price of the Company’s common stock at such time, the cash pay-out to management and employees was insignificant. Outstanding options granted prior to May of fiscal 2010 were also immediately accelerated resulting in the recognition of the remaining unamortized costs. In addition, the deemed change-in-control resulted in the acceleration of options and restricted stock awards granted after May of fiscal 2010 for certain employees meeting qualifying criteria. The Company recognized $9 of accelerated stock-based compensation charges in Selling and administrative expenses in the fiscal 2014 year-to-date as a result of the deemed change-in-control.

Stock Options

In May 2013, the Company granted non-qualified stock options to certain employees under the Company’s 2012 Stock Plan. The Company granted 9 stock options with a weighted average grant date fair value of $2.78 per share, which vest over a period of three years, as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company.

On July 17, 2012, the Company’s Board of Directors approved a grant of non-qualified stock options to the Company’s former Chief Executive Officer, and the Leadership Development and Compensation Committee of the Board approved grants of non-qualified stock options to certain employees, under the Company’s 2012 Stock Plan. The Company granted 8 stock options with a weighted average grant date fair value of $0.98 per share as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company as it pursues its business transformation strategy. These options vest over three years, with certain of these options having immediately vested as a result of the deemed change-in-control described above.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions.

	November 30, 2013	December 1, 2012
Dividend yield	—%	2.1%
Volatility rate	49.3 – 51.3%	60.5 – 61.2%
Risk-free interest rate	0.6 – 1.0%	0.6%
Expected life	4.0 – 6.0 years	4.5 – 5.0 years

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

Net periodic benefit expense and contributions for defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Service cost	$—	$—	$1	$1
Interest cost	28	28	1	1
Expected return on assets	(33)	(30)	—	—
Amortization of prior service benefit	—	—	(3)	(3)
Amortization of net actuarial loss	23	26	1	1

Net periodic benefit expense	$18	$24	$—	$—

Contributions to benefit plans	$(26)	$(9)	$(1)	$(1)

	Year-to-Date Ended
	Pension Benefits		Other Postretirement Benefits
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Service cost	$—	$—	$2	$2
Interest cost	93	94	3	4
Expected return on assets	(109)	(102)	—	—
Amortization of prior service benefit	—	—	(10)	(10)
Amortization of net actuarial loss	78	86	4	4

Net periodic benefit expense	$62	$78	$(1)	$—

Contributions to benefit plans	$(118)	$(91)	$(4)	$(3)

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During each of the year-to-date periods ended November 30, 2013 and December 1, 2012, the Company contributed $28 to these plans.

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

NOTE 9 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of November 30, 2013. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of November 30, 2013, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $80 and represented $58 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset, utilities and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 30, 2013 and February 23, 2013, the Company had $337 and $364, respectively, of non-cancelable future purchase obligations primarily related to supply contracts.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 23, 2013, the total amount of all such guarantees was $411 and represented $369 on a discounted basis. Based on the settlement listing of the underlying claims data of such self-insurance commitments while the Company owned NAI, the Company believes that such contingent liabilities will continue to decline. Because NAI remains a primary obligor on these self-insurance and other obligations, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these parent guarantees.

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

The Company has guaranteed certain debt obligations of American Stores Company (“ASC”) on ASC’s $467 notes outstanding. In connection with the NAI Banner Sale, AB Acquisition assumed the ASC debt but the existing guarantee as provided by the Company was not released, and the Company continues as guarantor. Concurrently with the NAI Banner Sale, AB Acquisition entered into an agreement with the Company to indemnify the Company for any consideration used to satisfy the guarantee by depositing $467 in cash into an escrow account, which provides the Company first priority interest and the trustee of the ASC bondholders’ second priority interest in the collateral balance. On December 13, 2013, ASC commenced a tender offer and consent solicitation to repurchase the ASC notes. The amount of cash held in the escrow account, and the amount of debt being guaranteed by the Company, will be reduced by the principal amount of ASC notes cancelled or redeemed as part of this tender offer.

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

In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc.; and Carolina Services, in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS.

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs appealed these decisions. On February 12, 2013, the Eighth Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the Eighth Circuit for an En Banc Rehearing. On June 7, 2013, the Eighth Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation which was not successful in resolving the matter. On November 21, 2013, the Eighth Circuit held a hearing on plaintiffs’ appeal from the Class Certification denial and Summary Judgment decisions. The Eighth Circuit took the matter under advisement. On December 13, 2013, the District Court granted the Company’s motion to stay the proceedings at the District Court pending a decision on the second Eighth Circuit appeal regarding class certification and summary judgment.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The parties expect to file a motion seeking preliminary approval in early 2014. The Company recorded a litigation settlement charge of $5 before tax ($3 after tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the IOS and C&S matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could occur in the future and have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 10 – SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 11 – DISCONTINUED OPERATIONS

On January 10, 2013, the Company, AB Acquisition and NAI entered into the Stock Purchase Agreement providing for the sale by the Company of its Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”) to AB Acquisition. The NAI Banner Sale was completed on March 21, 2013. The Company received net proceeds of approximately $100 and a short-term note receivable of approximately $44 in exchange for the stock of NAI. AB Acquisition also assumed approximately $3,200 of debt and capital leases. In addition, AB Acquisition assumed the underfunded status of NAI’s related share of the multiemployer pension plans to which the Company contributed. AB Acquisition’s portion of the underfunded status of the multiemployer pension plans was estimated to be approximately $1,138 before tax, based on the Company’s estimated “proportionate share” of underfunding calculated as of February 23, 2013.

In connection with the Stock Purchase Agreement, the Company entered into various agreements with AB Acquisition and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) and operating and supply agreements. These arrangements have initial terms that range from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The Company expects to earn $242 in fiscal 2014 under the TSA, which includes $60 of transitional fees in place for the first year only. The fiscal 2014 amount represents incremental TSA fees of approximately $140 more than the amount of TSA fees historically recognized under its previous transition services agreement with Albertson’s LLC exclusive of the incremental $60 in first-year transitional fees. The Company recognized $48 and $194 in TSA fees during the third quarter and year-to-date period ended November 30, 2013, respectively, including $4 and $58 (of the $60 total) under the first-year transitional fee provisions for the third quarter and year-to-date period ended November 30, 2013, respectively. The Company expects to recognize $2 in first-year transitional fees during the fourth quarter of fiscal 2014. The Company recognized $9 and $32 in transition services agreement fees during the third quarter and year-to-date ended December 1, 2012, respectively. The shared service center costs incurred to support back office functions related to the NAI Banners represent administrative overhead and are recorded in Selling and administrative expenses.

The Company has determined that the continuing cash flows generated by these arrangements are not significant in proportion to the cash flows that the Company would have generated had the NAI Banner Sale not occurred, and that the arrangements do not provide the Company the ability to significantly influence the operating or financial policies of the NAI Banners. Accordingly the above arrangements do not constitute significant continuing involvement in the operations of the NAI Banners. The assets, liabilities, operating results, and cash flows of the NAI Banners have been presented separately as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented.

During the fourth quarter of fiscal 2013, the Company presented the assets and liabilities of NAI as discontinued operations and accordingly assessed the long-lived assets of the disposal group for impairment by comparing the carrying value of the total net assets of discontinued operations to their estimated fair value based on the proceeds expected to be received and debt expected to be assumed by AB Acquisition pursuant to the Stock Purchase Agreement less the estimated costs to sell. The Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150, recorded as a component of Current liabilities of discontinued operations, and a pre-tax Property, plant and equipment related impairment of $203, recorded as a reduction of Long-term assets of discontinued operations, in the Condensed Consolidated Balance Sheets. The Company refined the calculated loss on sale of NAI during the first quarter ended June 15, 2013, resulting in a $76 pre-tax, or $68 after tax, reduction to the preliminary estimated loss and finalized the loss calculation during the second quarter ended September 7, 2013, resulting in a reduction of the loss on sale of NAI of $4 pre-tax or $1 after tax, which was recorded as a component of Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The total loss on sale of NAI was $1,246, comprised of $1,064 of contract loss and $182 of Property, plant and equipment related impairment. The Company determined the pre-tax property, plant and equipment-related impairment using Level 3 inputs.

The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	Third Quarter Ended		Year-To-Date Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	$—	$3,871	$1,235	$13,334
Income before income taxes from discontinued operations	5	63	125	62
Income tax provision (benefit)	6	32	(65)	27

(Loss) income from discontinued operations, net of tax	$(1)	$31	$190	$35

The tax rate for the income tax provision included as a component of Income from discontinued operations, net of tax for the third quarter ended November 30, 2013 included $5 of discrete tax expenses and the year-to-date period ended November 30, 2013 included $112 of discrete tax benefits primarily resulting from the settlement of IRS audits for the fiscal 2010, 2009 and 2008 tax years and an adjustment to decrease the loss on sale of NAI reported at fiscal year ended 2013, which are non-recurring.

The amounts of the intercompany sales, which approximate related costs and were eliminated upon consolidation, were $0 and $60 for the third quarter ended November 30, 2013 and December 1, 2012, respectively. Intercompany sales, which approximate related costs and were eliminated upon consolidation, were $19 and $184 for the year-to-date periods ended November 30, 2013 and December 1, 2012, respectively. The Company will continue to sell certain products to the NAI Banners subsequent to the NAI Banner Sale. The Company recorded $52 and $153 within Net sales of continuing operations related to the NAI banners for the third quarter and year-to-date periods ended November 30, 2013. The Company provides certain back office support to the divested NAI Banners under the TSA. Fees earned under the TSA are reflected in Net sales in the Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data)

MANAGEMENT OVERVIEW

On March 21, 2013, the Company completed the sale of its wholly-owned subsidiary, New Albertson’s, Inc. (“NAI”), including the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market retail banners (the “NAI Banners”), to AB Acquisition LLC (“AB Acquisition”), an affiliate of a Cerberus Capital Management, L.P. (“Cerberus”) led consortium (the “NAI Banner Sale”). The NAI Banner Sale marked a significant milestone for the 140-year old company. As a result, SUPERVALU now operates as a more focused wholesale, hard discount and retail food business that reported revenues of more than $17 billion in fiscal 2013 on a continuing operations basis.

Management continues to focus on simplifying the Company’s operations with a view towards driving top-line sales while managing the Company’s cost structure. The Company’s Independent Business segment continues to target business growth through affiliating new customers while managing expenses, including the organization of our distribution center network. Save-A-Lot continues to drive sales through its meat and produce programs and other enhancements while working to strengthen its relationships with its licensees. We completed the initial phase of our model store program within the Retail Food segment, which is intended to improve the overall customer shopping experience. Our banner-level operators, now having more authority and accountability, continue to highlight points of differentiation and enhance the value perception. These actions are being done as part of the continued focus on the Company’s long-term plans to increase sales and operating cash flow, improve its balance sheet and generate returns for its stockholders.

The Company will continue to be challenged by the slow rate of economic improvement and historically low levels of consumer confidence. Management expects consumer spending to be pressured by the overall economic environment and operating results for the Company will continue to be impacted in a highly competitive and price-sensitive marketplace.

In connection with the NAI Banner Sale, the Company entered into various agreements with regard to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, “TSA”) and operating and supply agreements. These agreements have initial terms that range from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The TSA include a one-year transitional fee of $60 payable during the first year, of which $58 has now been reflected in Net sales for fiscal 2014 year-to-date.

On March 26, 2013, the Company also announced reductions to its national workforce by an estimated 1,100 positions, including current positions and open jobs. Reductions occurred predominantly during the Company’s first quarter of fiscal 2014 and were largely completed by the end of the Company’s second quarter of fiscal 2014.

During the first quarter of fiscal 2014, the Company revised the segment presentation of certain corporate administrative expenses and related fees earned under the TSA, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to properly reflect the structure under which the Company is being managed. These changes primarily resulted in the recast of net expenses from Retail Food and Independent Business to Corporate and Save-A-Lot for all periods presented.

During the second quarter of fiscal 2014, the Company revised its presentation of fees earned under its transition services agreements. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses. The presentation of such fees earned has been revised and are now reflected as revenue, within Net sales of Corporate, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings, Earnings (loss) from continuing operations before income taxes, Net earnings (loss), cash flows, or financial position for any period reported.

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

In the third quarter of fiscal 2014, Net sales were $4,012 and Net earnings from continuing operations were $32, or $0.13 per basic share and $0.12 per diluted share. Results from continuing operations for the third quarter ended November 30, 2013 includes net charges and costs of $4 before tax ($3 after tax, or $0.01 per diluted share), comprised of a multi-employer pension plan withdrawal charge of $3 before tax ($2 after tax, or $0.01 per diluted share), asset impairment and other charges of $2 before tax ($2 after tax, or $0.01 per diluted share) and contract breakage and other costs of $1 before tax ($0 after tax, or $0.00 per diluted share), offset in part by a gain on sale of property of $1 before tax ($1 after tax, or $0.01 per diluted share) and a reduction of previously accrued severance costs of $1 before tax ($0 after tax, or $0.00 per diluted share). In the third quarter of fiscal 2013, Net sales were $4,051 and Net loss from continuing operations was $15, or $0.07 per basic and diluted share. Results from continuing operations for the third quarter ended December 1, 2012 included a net charge of $2 before tax ($1 after tax, or $0.00 per diluted share), comprised of store closure impairment charges of $10 before tax ($6 after tax, or $0.03 per diluted share), severance costs of $1 before tax ($1 after tax, or $0.00 per diluted share) and non-cash asset impairment and other charges of $1 before tax ($0 after tax, or $0.00 per diluted share), offset in part by a cash settlement received from credit card companies of $10 before tax ($6 after tax, or $0.03 per diluted share).

THIRD QUARTER RESULTS

Net Sales

Net sales for the third quarter of fiscal 2014 were $4,012, compared with $4,051 last year, a decrease of $39 or 1.0 percent. Independent Business net sales were 47.7 percent of Net sales, Save-A-Lot net sales were 24.7 percent of Net sales, Retail Food net sales were 26.4 percent of Net sales and Corporate fees earned under the TSA were 1.2 percent of Net sales for the third quarter of fiscal 2014, compared with 49.0 percent, 23.9 percent, 26.9 percent and 0.2 percent, respectively, for the third quarter of fiscal 2013.

Net sales for the third quarter of fiscal 2014 include fees earned under the TSA of $48, compared with $10 last year, an increase of $38. This net sales increase reflects a higher number of stores and distribution centers supported under the TSA following the NAI Banner Sale in March 2013 and $4 of the total of $60 in one-year transition fee earned under the TSA. The remaining $2 of the $60 in one-year transition fee is expected to be earned during the fourth quarter of fiscal 2014.

Independent Business net sales for the third quarter of fiscal 2014 were $1,912, compared with $1,986 last year, a decrease of $74 or 3.7 percent. The net sales decrease is primarily due to lower sales to existing customers, including military, and two larger lost accounts, offset in part by net new business including sales to one NAI banner.

Save-A-Lot net sales for the third quarter of fiscal 2014 were $991, compared with $966 last year, an increase of $25 or 2.6 percent. The increase is primarily from $30 of additional sales due to new store openings and positive network identical store sales of 1.7 percent or $16 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions), offset in part by a $21 decrease due to store dispositions.

Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 5.4 percent or $19 for the third quarter of fiscal 2014. Save-A-Lot corporate identical store sales performance was primarily a result of a 4.1 percent increase in customer count and a 1.3 percent increase in average basket size, offset in part by a 0.7 percent decrease in average unit retail prices.

Retail Food net sales for the third quarter of fiscal 2014 were $1,061, compared with $1,089 last year, a decrease of $28 or 2.6 percent. The decrease is primarily due to negative identical store sales of 1.9 percent or $20 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and a decrease of $8 from other revenues, including fuel. Retail Food negative identical store sales performance was primarily a result of a 2.5 percent customer count decline attributable to a continued price-focused, competitive environment, offset in part by a 0.6 percent increase in average basket size, reflecting an increase in average unit retail prices and a decrease in items per customer.

Gross Profit

Gross profit for the third quarter of fiscal 2014 was $569, compared with $530 last year, an increase of $39 or 7.4 percent. Gross profit for the third quarter of fiscal 2014 benefited from incremental fees of $38 earned under the TSA, $9 of cost reduction initiatives including lower employee-related costs, $7 of lower logistics costs, $2 of higher professional services income from services provided to independent retail customers, $2 of a LIFO charge decrease and $1 of higher vendor allowances net of lower independent retail customer fees offset in part by $7 of higher shrink, $6 from lower sales volume and $5 of incremental investments to lower prices to customers. Gross profit for the third quarter of fiscal 2014 includes a multi-employer pension plan withdrawal charge of $3. Gross profit, as a percent of Net sales, was 14.2 percent for the third quarter of fiscal 2014, compared with 13.1 percent last year. The increase in Gross profit rate is primarily due to the increase in incremental TSA fees earned.

Independent Business gross profit as a percent of Independent Business net sales was 4.4 percent for the third quarter of fiscal 2014, compared with 4.3 percent last year. The 10 basis point increase in Independent Business gross profit is primarily due to $3 of lower logistics costs, $2 of higher professional services income from services provided to independent retail customers and $1 of higher vendor allowances net of lower independent retail customer fees, offset in part by a $3 multi-employer pension plan withdrawal charge.

Save-A-Lot gross profit as a percent of Save-A-Lot net sales was 15.0 percent for the third quarter of fiscal 2014, compared with 15.4 percent last year. The 40 basis point decrease in Save-A-Lot gross profit rate is primarily due to $2 of higher shrink and $2 of incremental investments to lower prices to customers.

Retail Food gross profit as a percent of Retail Food net sales was 27.0 percent for the third quarter of fiscal 2014, compared with 26.4 percent last year. The 60 basis point increase in Retail Food gross profit rate is primarily due to $9 of benefits from cost reduction initiatives including lower employee-related costs, $4 of lower logistics costs and $2 of a LIFO charge decrease, offset in part by $5 of higher shrink and $3 of incremental investments to lower prices to customers.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of fiscal 2014 were $464, compared with $500 last year, a net decrease of $36 or 7.2 percent. Selling and administrative expenses for the third quarter of fiscal 2014 includes net charges and costs of $1, comprised of asset impairment and other charges of $2 and contract breakage and other costs of $1, offset in part by a gain on sale of property of $1 and a reduction of previously accrued severance costs of $1. Selling and administrative expenses for the third quarter of fiscal 2013 included net charges and costs of $2, comprised of store closure impairment charges of $10, severance costs of $1 and non-cash asset impairment and other charges of $1, offset in part by a cash settlement received from credit card companies of $10. After adjusting for these items, the remaining net reduction in Selling and administrative expenses of $35 is primarily due to cost reduction initiatives, including $16 of lower depreciation expense, $14 of lower employee-related costs, $6 of reduced consulting fees, $6 of savings due to closed stores and $5 of lower sales volume offset in part by $8 of higher insurance costs and $4 of other net charges.

Selling and administrative expenses for the third quarter of fiscal 2014 were 11.6 percent of Net sales, compared with 12.4 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales in the third quarter of fiscal 2014 increased 3 basis points due to net charges and costs of $1, comprised of asset impairment and other charges and contract breakage and other costs, offset in part by a gain on sale of property and a reduction of previously accrued severance costs. Selling and administrative expenses as a percent of Net sales in the third quarter of fiscal 2013 increased 7 basis points from the net charges and costs of $2, comprised of store closure impairment charges, severance costs and non-cash asset impairment and other charges, offset in part by a cash settlement received from credit card companies. After adjusting for these items, the remaining 70 basis points net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to cost reduction initiatives, including lower depreciation expense, lower employee-related costs, reduced consulting fees and savings due to closed stores offset in part by increased insurance costs and losses incurred on bad debt. As described in Part I, Item 1 of this Quarterly Report on Form 10-Q, Note 1 – Summary of Significant Accounting Policies, Selling and administrative expenses in all periods presented no longer include reductions attributable to TSA fees earned.

Operating Earnings

Operating earnings for the third quarter of fiscal 2014 were $105, compared with $30 last year, an increase of $75 or 250 percent. Operating earnings for the third quarter of fiscal 2014 include net charges and costs of $4, comprised of a multi-employer pension plan withdrawal charge, asset impairment and other charges and contract breakage and other costs, offset in part by a gain on sale of property and a reduction of previously accrued severance costs. Operating earnings for the third quarter of fiscal 2013 included net charges and costs of $2, comprised of store closure impairment charges, severance costs and non-cash asset impairment and other charges, offset in part by a cash settlement received from credit card companies. After adjusting for these items, the remaining $77 increase in Operating earnings is primarily due to $51 of cost reduction initiatives, including lower employee-related costs, lower depreciation expense, reduced consulting fees and savings due to closed stores, $38 of incremental TSA fees earned related to administrative support of divested NAI banner operations, $7 of lower logistics costs, $2 of a LIFO charge decrease, $2 of higher professional services income from services provided to independent retail customers and $1 of higher vendor allowances net of lower independent retail customer fees, offset in part by $7 of higher shrink, $6 of higher insurance costs, $6 of higher surplus property losses, $5 of incremental investments to lower prices to customers.

Independent Business operating earnings for the third quarter of fiscal 2014 were $53, or 2.8 percent of Independent Business net sales, compared with $51, or 2.6 percent of Independent Business net sales last year. Independent Business operating earnings for third quarter of fiscal 2014 included a multi-employer pension plan withdrawal charge of $3 and asset impairment and other charges of $2 offset in part by a gain on sale of property of $1. Independent Business operating earnings for the third quarter of fiscal 2013 included severance costs of $1. After adjusting for these items, the remaining $5 increase in Independent Business operating earnings is primarily due to $3 of lower logistics costs, $2 of higher professional services income from services provided to independent retail customers $1 of higher vendor allowances net of lower independent retail customer fees and $1 of other expense decrease, offset in part by $3 of lower sales volume.

Save-A-Lot operating earnings for the third quarter of fiscal 2014 were $40, or 4.1 percent of Save-A-Lot net sales, compared with $27, or 2.7 percent of Save-A-Lot net sales last year. Save-A-Lot operating earnings for the third quarter of fiscal 2013 included store closure and impairment charges of $10. After adjusting for these items, the remaining $3 increase in operating earnings is primarily due to $9 of cost reduction initiatives including savings due to closed stores and lower employee-related costs, offset in part by $2 of higher shrink, $2 of incremental investments to lower prices to customers and $2 of other net charges.

Retail Food operating earnings for the third quarter of fiscal 2014 were $24, or 2.2 percent of Retail Food net sales, compared with $17, or 1.5 percent of Retail Food net sales last year. Retail Food operating earnings for the third quarter of fiscal 2014 includes a reduction of previously accrued severance costs of $1. Retail Food operating earnings for third quarter of fiscal 2013 included a cash settlement received from credit card companies of $10, offset in part by an asset impairment charge of $1. After adjusting for these items, the remaining $15 increase in Retail Food operating earnings is primarily due to $22 of cost reduction initiatives, including lower depreciation expense and reduced consulting fees, $4 of lower logistics costs, $2 of a LIFO charge decrease and $1 of other expense decrease, offset in part by $6 of higher insurance costs, $5 of higher shrink and $3 incremental investments to lower prices to customers.

Corporate operating loss for the third quarter of fiscal 2014 was $12, compared with $65 last year. Corporate operating loss for the third quarter of fiscal 2014 included contract breakage and other costs of $1. After adjusting for this item, the $54 reduction in Corporate operating loss was mainly due to the $38 of incremental fees received under the TSA and $23 of cost reduction initiatives including lower employee-related costs, offset in part by $6 of higher surplus property losses and $1 of other net charges.

Interest Expense, Net

Interest expense, net was $52 for the third quarter fiscal of 2014, compared with $63 last year. The decrease primarily reflects lower average interest rates and lower outstanding balances on the Company’s senior notes.

Income Tax Provision (Benefit)

Income tax expense on continuing operations for the third quarter of fiscal 2014 was $21, or 39.6 percent of earnings before income taxes, compared with an income tax benefit of $18, or 53.7 percent of loss before income taxes, last year. No discrete tax items were recorded during the third quarter of fiscal 2014. The tax rate for the third quarter of fiscal 2013 included $2 of discrete tax benefits.

Net Earnings (Loss) from Continuing Operations

Net earnings from continuing operations was $32, or $0.13 per basic share and $0.12 per diluted share for the third quarter of fiscal 2014, compared with a Net loss from continuing operations of $15, or $0.07 per basic and diluted share last year. Net earnings from continuing operations for the third quarter of fiscal 2014 includes net charges and costs of $4 before tax ($3 after tax, or $0.01 per diluted share). Net loss from continuing operations for the third quarter of fiscal 2013 included net charges and costs of $2 before tax ($1 after tax, or $0.00 per diluted share). After adjusting for these items, the remaining $49 increase in Net earnings from continuing operations is primarily the result of $51 before tax ($32 after tax, or $0.12 per diluted share) of cost reduction initiatives, including lower employee-related costs, lower depreciation expense, reduced consulting fees and savings due to closed stores, $38 before tax ($24 after tax, or $0.09 per diluted share) of incremental TSA fees earned related to administrative support of divested NAI banner operations, $11 before tax ($7 after tax, or $0.02 per diluted share) of lower interest expense, and $7 before tax ($4 after tax, or $0.02 per diluted share) of lower logistics costs and $1 before tax ($1 after tax, or $0.00 per diluted share) of higher vendor allowances net of lower independent retail customer fees, offset in part by $7 before tax ($4 after tax, or $0.01 per diluted share) of higher shrink, $6 before tax ($4 after tax, or $0.01 per diluted share) of higher insurance costs, $6 before tax ($4 after tax, or $0.01 per diluted share) of higher surplus property losses and $5 before tax ($3 after tax, or $0.01 per diluted share) of incremental investments to lower prices to customers.

(Loss) Income from Discontinued Operations, Net of Income Taxes

On January 10, 2013, the Company entered into a stock purchase agreement to sell NAI, which included components of Retail Food and Corporate functions. The Company completed the NAI Banner Sale on March 21, 2013. As a result of the NAI Banner Sale, the financial results for those operations are presented as discontinued operations for all periods presented.

Loss from discontinued operations, net of income tax, was $1 for the third quarter of fiscal 2014, compared with income from discontinued operations, net of income tax of $31 last year. The decrease in income from discontinued operation, net of income taxes reflects the completion of the NAI Banner Sale on March 21, 2013, whereas income from discontinued operations for year-to-date fiscal 2013 reflect such operations for the 40 week period ended December 1, 2012.

YEAR-TO-DATE RESULTS

Net Sales

Net sales for fiscal 2014 year-to-date were $13,202, compared with $13,240 last year, a decrease of $38. Independent Business net sales were 47.1 percent of Net sales, Save-A-Lot net sales were 24.4 percent of Net sales, Retail Food net sales were 27.0 percent of Net sales and Corporate fees earned under the TSA were 1.5 percent of Net sales for fiscal 2014 year-to-date, compared with 47.8 percent, 24.4 percent, 27.6 percent and 0.2 percent, respectively, for last year.

Net sales for fiscal 2014 year-to-date include fees earned under the TSA of $194, compared with $33 last year, an increase of $161. The net sales increase reflects a higher number of stores and distribution centers supported under the TSA following the NAI Banner Sale in March of 2013 and $58 of the $60 one-year transition fee earned under the TSA. The remaining $2 of the $60 one-year transition fee is expected to be earned during the fourth quarter of fiscal 2014.

Independent Business net sales for fiscal 2014 year-to-date were $6,215, compared with $6,334 last year, a decrease of $119 or 1.9 percent. The decrease is primarily due to lower sales to existing customers, including military, and two larger lost accounts, offset in part by net new business including sales to one NAI banner.

Save-A-Lot net sales for fiscal 2014 year-to-date were $3,229 compared with $3,226 last year, an increase of $3 or 0.1 percent. The increase is primarily due to an increase of $123 in sales due to new store openings, offset in part by an decrease of $103 in sales due to store dispositions and negative network identical store sales of 0.3 percent or $10 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions).

Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 2.4 percent or $30 for fiscal 2014 year-to-date. Save-A-Lot corporate identical store sales performance was primarily a result of a 2.0 percent increase in average basket size reflecting an increase in average unit retail prices and a 0.4 percent increase in customer count.

Retail Food net sales for fiscal 2014 year-to-date were $3,564 compared with $3,647 last year, a decrease of $83 or 2.3 percent. The decrease is primarily due to negative identical store sales of 2.1 percent or $73 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions). Retail Food negative identical store sales performance was primarily a result of a 2.0 percent customer count decline attributable to a continued price-focused, competitive environment.

Gross Profit

Gross profit for fiscal 2014 year-to-date was $1,942, compared with $1,779 last year, an increase of $163 or 9.2 percent. Gross profit benefited from incremental fees of $161 earned under the TSA, $33 of cost reduction initiatives including lower employee-related costs and lower depreciation expense, $20 of lower logistics costs, $9 of higher fees from new product introductions net of lower independent retail customer fees $6 of higher professional services income from services provided to independent retail customers and $6 of a LIFO charge decrease, offset in part by $26 of lower sales volume, $21 of higher shrink, $17 of incremental investments to lower prices to customers and $3 of higher advertising costs. Gross profit for fiscal 2014 year-to-date includes a multi-employer pension plan withdrawal charge of $3. Gross profit, as a percent of Net sales, was 14.7 percent for fiscal 2014 year-to-date, compared with 13.4 percent last year. The increase in Gross profit rate is primarily a result of incremental TSA fees earned.

Independent Business gross profit as a percent of Independent Business net sales was 4.7 percent for fiscal 2014 year-to-date, compared with 4.4 percent last year. The 30 basis point increase in Independent Business gross profit is primarily due to $10 of lower logistics costs, $9 of higher fees from new product introductions net of lower independent retail customer fees and $6 of higher professional services income from services provided to independent retail customers offset in part by a $3 multi-employer pension plan withdrawal charge.

Save-A-Lot gross profit as a percent of Save-A-Lot net sales was 15.4 percent for fiscal 2014 year-to-date, compared with 15.8 percent last year. The 40 basis point decrease in Save-A-Lot gross profit rate is primarily due to $8 of incremental investments to lower prices to customers, $5 of higher shrink and $3 of higher advertising costs offset in part by $2 of cost reduction initiatives, including lower depreciation expense.

Retail Food gross profit as a percent of Retail Food net sales was 26.8 percent for fiscal 2014 year-to-date, compared with 26.3 percent last year. The 50 basis point increase in Retail Food gross profit rate is primarily due to $31 of benefits from cost reduction initiatives including lower employee-related costs, $9 of logistics costs and $6 of a LIFO charge decrease offset in part by $16 of higher shrink and $10 of incremental investments to lower prices to customers.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2014 year-to-date were $1,643 compared with $1,727 last year, a net decrease of $84 or 4.9 percent. Selling and administrative expenses for fiscal 2014 year-to-date includes net charges and costs of $50 comprised of severance costs and accelerated stock-based compensation charges of $38, asset impairment and other charges of $16, contract breakage and other costs of $6 and a legal settlement charge of $5, offset in part by a gain on sale of property of $15. Selling and administrative expenses for fiscal 2013 year-to-date included net charges and costs of $38 comprised of store closure charges of $22, asset impairment and other charges of $18, and multi-employer pension plan withdrawal charges and severance costs of $8, offset in part by a cash settlement received from credit card companies of $10. After adjusting for these items, the remaining net reduction in Selling and administrative expenses of $96 is primarily due to benefits from cost reduction initiatives, including $47 of lower depreciation expense, $37 of reduced consulting fees, $24 of lower employee-related costs, and $12 of savings due to closed stores, and $21 of lower sales volume offset in part by $23 of higher lease reserves and surplus property charges, $17 of increased insurance costs and $7 of losses incurred on bad debt.

Selling and administrative expenses for fiscal 2014 year-to-date were 12.4 percent of Net sales, compared with 13.0 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales for fiscal 2014 year-to-date includes 30 basis points from net charges and costs of $50, comprised of severance costs and accelerated stock-based compensation charges, asset impairment and other charges, contract breakage and other costs and a legal settlement charge, offset in part by a gain on sale of property. Selling and administrative expenses as a percent of Net sales for fiscal 2013 year-to-date includes 20 basis points from net charges and costs of $38, comprised of store closure charges, asset impairment and other charges and multi-employer pension withdrawal charges and severance costs, offset in part by a cash settlement received from credit card companies. After adjusting for the above items, the remaining 70 basis points net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to cost reduction initiatives, including lower employee-related costs, lower depreciation expense, reduced consulting fees, and savings due to closed stores offset in part by lower lease benefits, increased insurance costs and losses incurred on bad debt. As described in Part I, Item 1 of this Quarterly Report on Form 10-Q, Note 1 – Summary of Significant Accounting Policies, Selling and administrative expenses in all periods presented no longer include reductions attributable to TSA fees earned.

Operating Earnings

Operating earnings for fiscal 2014 year-to-date were $299, compared with $52 last year, an increase of $247 or 475 percent. Operating earnings for fiscal 2014 year-to-date includes net charges and costs of $53 comprised of severance costs and accelerated stock-based compensation costs, asset impairment and other charges, contract breakage and other costs, a legal settlement charge and multi-employer pension plan withdrawal charge, offset in part by a gain on sale of property. Operating earnings for fiscal 2013 year-to-date included net charges and costs of $38 comprised of store closure charges, asset impairment and other charges and multi-employer pension plan withdrawal charge and severance costs, offset in part by a cash settlement received from credit card companies. After adjusting for these items, the remaining $262 increase in Operating earnings is primarily due to $161 of incremental TSA fees earned related to administrative support of divested NAI banner operations, $153 of benefits from cost reduction initiatives including lower employee-related costs, lower depreciation expense, reduced consulting fees and savings due to closed stores, $20 of lower logistics costs, $9 of higher fees from new product introductions net of lower independent retail customer fees, $6 of higher professional services income from services provided to independent retail customers and $6 of a LIFO charge decrease, offset in part by $23 of higher lease reserves and surplus property charges, $21 of higher shrink, $17 of increased insurance costs, $17 of incremental investments to lower prices to customers, $7 of losses incurred on bad debt, $5 of lower sales volume and $3 of higher advertising costs.

Independent Business operating earnings for fiscal 2014 year-to-date were $181, or 2.9 percent of Independent Business net sales, compared with $171, or 2.7 percent of Independent Business net sales last year. Independent Business operating earnings for fiscal 2014 year-to-date includes net charges and costs of $4 comprised of severance costs and accelerated stock-based compensation costs of $13, multi-employer pension plan withdrawal charges of $3, asset impairment and other charges of $2 and contract breakage costs of $1, offset in part by a gain on sale of property of $15. Independent business operating earnings for fiscal 2013 year-to-date included severance costs and accelerated stock-based compensation charges of $1. After adjusting for these items, the remaining $13 increase in Independent Business operating earnings is primarily due to $10 of lower logistics costs, $9 of higher fees from new product introductions net of lower independent retail customer fees and $6 of higher professional services income from services provided to independent retail customers, offset in part by $5 of higher allocated corporate overhead costs, including employee-related costs, $4 of lower sales volume and $3 of higher bad debt expense.

Save-A-Lot operating earnings for fiscal 2014 year-to-date were $124, or 3.8 percent of Save-A-Lot net sales, compared with $103, or 3.2 percent of Save-A-Lot net sales last year. Save-A-Lot operating earnings for fiscal 2014 year-to-date includes charges and costs of $10 comprised of a legal settlement charge of $5, asset impairment charges of $3 and severance costs of $2. Save-A-Lot operating earnings for fiscal 2013 year-to-date included store closure and asset impairment charges of $26. After adjusting for these items, the remaining $5 increase in Save-A-Lot’s operating earnings is primarily due to $26 of cost reduction initiatives including savings due to closed stores, reduced consulting fees and lower employee-related costs, offset in part by $8 of incremental investments to lower prices to customers, $5 of higher shrink, $3 of higher advertising costs, $3 of higher insurance costs and $2 of higher bad debt expense.

Retail Food operating earnings for fiscal 2014 year-to-date were $56, or 1.6 percent of Retail Food net sales, compared with $21 or 0.6 percent of Retail Food net sales last year. Retail Food operating earnings for fiscal 2014 year-to-date includes charges and costs of $17 comprised of asset impairment and other charges of $9, severance costs and accelerated stock-based compensation charges of $6 and contract breakage costs of $2. Retail Food operating earnings for fiscal 2013 year-to-date included net charges of $8 comprised of asset impairment and other charges of $14 and a multi-employer pension plan withdrawal charge of $4, offset in part by a gain on cash settlement received from credit card companies of $10. After adjusting for these items, the remaining $44 increase in Retail Food’s operating earnings is primarily due to $76 of cost reduction initiatives including lower depreciation expense and reduced consulting fees, $9 of lower logistics costs and $6 of a LIFO charge decrease, offset in part by $16 of higher shrink, $11 of higher insurance costs, $10 of incremental investments to lower prices to customers and $9 of higher lease reserves.

Corporate operating loss for fiscal 2014 year-to-date was $62, compared with $243 last year. Corporate expenses for fiscal 2014 year-to-date include charges of $22, comprised of severance costs and accelerated stock-based compensation charges of $17, contract breakage and other costs of $3 and asset impairment charges of $2. Corporate expenses for fiscal 2013 year-to-date included severance costs of $3. After adjusting for these items, the remaining $200 net improvement in operating loss was primarily due to the $161 of incremental fees received under the TSA and $55 of cost reduction initiatives including lower employee-related costs, offset in part by $14 of higher lease reserves and surplus property charges and $2 of higher insurance costs.

Interest Expense, Net

Interest expense, net for fiscal 2014 year-to-date was $352, compared with $211 last year, primarily reflecting the unamortized financing cost charges and original issue discount acceleration of $98 and debt refinancing costs of $71 related to the Company’s Refinancing Transactions, the Term Loan Amendment and the Debt Tender Offer discussed under “Liquidity and Capital Resources” below. Interest expense, net for fiscal 2013 year-to-date included a $22 charge for the write-off of unamortized financing costs in connection with the debt refinancing transaction completed during the second quarter of 2013. After adjusting for these items, the remaining Interest expense, net decrease is due to lower average interest rates on outstanding borrowings.

Income Tax Benefit

Income tax benefit for fiscal 2014 year-to-date was $19, or 35.5 percent of loss before income taxes, compared with a benefit of $70, or 44.0 percent of loss before income taxes, last year. Income tax benefit for fiscal 2014 and 2013 year-to-date reflects the operating losses arising during the respective periods. The tax rate for fiscal 2014 year-to-date did not include any net discrete tax items. The tax rate for fiscal 2013 year-to-date included $10 of discrete tax benefits.

Net Loss from Continuing Operations

Net loss from continuing operations for fiscal 2014 year-to-date was $34, or $0.13 per basic and diluted share, compared with $89, or $0.42 per basic and diluted share last year. Net loss from continuing operations for fiscal 2014 year-to-date includes net costs and charges of $222 before tax ($136 after tax, or $0.53 per diluted share). Net loss from continuing operations for fiscal 2013 year-to-date included net charges and costs of $60 before tax ($37 after tax, or $0.18 per diluted share). After adjusting for these items, the remaining $154 decrease in Net loss from continuing operations is primarily due to $161 before tax ($100 after tax, or $0.47 per diluted share) of incremental TSA fees earned related to administrative support of divested NAI banners, $153 before tax ($95 after tax, or $0.37 per diluted share) of benefits from cost reduction initiatives including lower employee-related costs, lower depreciation expense, reduced consulting fees, and savings due to closed stores, $20 before tax ($12 after tax, or $0.05 per diluted share) of lower logistics costs, $9 before tax ($6 after tax, or $0.02 per diluted share) of higher fees from new product introductions net of lower independent retail customer fees $6 before tax ($4 after tax, or $0.01 per diluted share) of higher professional services income from services provided to independent retail customers and $6 before tax ($4 after tax, or $0.01 per diluted share) of a LIFO charge decrease, offset in part by $23 before tax ($14 after tax, or $0.07 per diluted share) of higher lease reserves and surplus property charges, $21 before tax ($13 after tax, or $0.05 per diluted share) of higher shrink, $17 before tax ($11 after tax, or $0.04 per diluted share) of increased insurance costs, $17 before tax ($11 after tax, or $0.04 per diluted share) of incremental investments to lower prices to customers, $15 before tax ($9 after tax, or $0.04 per diluted share) of losses incurred on bad debt, lower sales volume and higher advertising costs and $10 ($0.05 per diluted share) of lower discrete tax benefits.

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

Net sales of discontinued operations were $1,235 for fiscal 2014 year-to-date, compared with $13,334 for last year. The net sales for fiscal 2014 year-to-date reflect sales for the 4-week period from February 24, 2013, the start of fiscal 2014, to March 21, 2013, to the date of the completion of the NAI Banner Sale, whereas net sales for year-to-date fiscal 2013 reflect such sales for the 40 week period ended December 1, 2012.

Income from discontinued operations, net of tax, was $190 for fiscal 2014 year-to-date, compared with $35 last year. Results for fiscal 2014 year-to-date included a reduction in the preliminarily estimated loss on the sale of NAI of $72 net of tax and discrete tax benefits of $117 primarily resulting from the settlement of Internal Revenue Service audits for the fiscal 2010, 2009 and 2008 tax years, which were offset in part by severance and other costs of $13.

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

Cash Flow Information

Operating Activities

Net cash used in operating activities from continuing operations was $172 and $22 for fiscal 2014 and 2013 year-to-date, respectively. The increase in net cash used in operating activities from continuing operations in fiscal 2014 year-to-date compared to last year is primarily attributable to an increase in cash utilized in operating assets and liabilities. Cash utilized for income taxes payable, net of receivables and deferred taxes, increased $146 during fiscal 2014 year-to-date, primarily due to higher income tax payments, net of refunds, of $108. The increase in cash utilized for income taxes is primarily due to settlement of audits of the Company’s fiscal 2008 to 2010 tax years during fiscal 2014 year-to-date. The remaining net increase in cash used in operating activities from continuing operations of $4 is primarily due to an increase in accounts receivable as a result of the NAI Banner Sale and higher vendor funds outstanding, offset by a decrease in Net loss from continuing operations, adjusted for the non-cash impacts of asset impairment charges and depreciation and amortization expense.

Net cash (used in) provided by operating activities from discontinued operations was ($101) and $379 for fiscal 2014 and 2013 year-to-date, respectively. The decrease in net cash provided by operating activities from discontinued operations is primarily due to the NAI Banner Sale on March 21, 2013.

Investing Activities

Net cash used in investing activities from continuing operations was $42 and $192 for fiscal 2014 and 2013 year-to-date, respectively. The decrease in cash used in investing activities for fiscal 2014 year-to-date compared to last year is primarily attributable to $140 less cash used for purchases of property, plant and equipment in fiscal 2014.

Net cash provided by (used in) investing activities from discontinued operations was $127 and ($168) for fiscal 2014 and 2013 year-to-date, respectively. The increase in net cash provided by investing activities from discontinued operations is primarily due to $228 of lower cash payments toward discontinued operations’ capital expenditures due to the completion of the NAI Banner Sale on March 21, 2013, approximately $100 in proceeds received from the NAI Banner Sale and $30 in proceeds from collections on the $44 short-term NAI note receivable in fiscal 2014 year-to-date, offset in part by $70 of proceeds from the sale of discontinued operations’ assets during fiscal 2013.

Financing Activities

Net cash provided by financing activities from continuing operations was $147 and $42 for fiscal 2014 and 2013 year-to-date, respectively. The increase in cash provided by financing activities in fiscal 2014 year-to-date compared to last year is primarily attributable to $170 of proceeds received from the sale of common stock to Symphony Investors LLC (which is owned by a Cerberus-led investor consortium) in connection with the NAI Banner Sale at a purchase price of $4.00 per share, offset in part by higher cash used for payments of debt financing and issuance costs associated with the NAI Banner Sale, the re-pricing of the interest rate on the Secured Term Loan due March 2019, and the refinancing of $372 of the Company’s 8.00 percent Senior Notes due May 2016 and $22 of lower net proceeds from borrowings. The increase in borrowings compared to last year reflects the usage of cash for working capital changes as a result of the NAI Banner Sale and an increase in cash used for financing costs and income taxes.

Cash dividends declared in the first quarter of fiscal 2013 were $0.0875 per share. Following the dividend payment in the first quarter of 2013, the Company announced that it had suspended the payment of the regular quarterly dividend.

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

As of November 30, 2013, there was $213 of outstanding borrowings under the Revolving ABL Credit Facility due March 2018 at rates ranging from LIBOR plus 2.00 percent to prime plus 1.00 percent. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due March 2018 were $108 at fees up to 2.125 percent and the unused available credit under this facility was $679. As of November 30, 2013, the Revolving ABL Credit Facility due March 2018 was secured on a first priority basis by $1,260 of assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The maturity date of the Revolving ABL Credit Facility due March 2018 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date.

The revolving loans under the Revolving ABL Credit Facility due March 2018 may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility due March 2018 are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility due March 2018. During the year-to-date period ended November 30, 2013, the Company borrowed $3,129 and repaid $3,123 under its Revolving ABL Credit Facility due August 2017 and Revolving ABL Credit Facility due March 2018. During the year-to-date period ended December 1, 2012, the Company borrowed $2,043 and repaid $1,434 under its previous revolving credit facility, which was refinanced in August 2012, and its Revolving ABL Credit Facility due August 2017.

The Secured Term Loan Facility due March 2019 is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility due March 2019, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property, and also granted a first priority mortgage lien and security interest in certain owned or ground leased real estate and certain additional equipment. As of November 30, 2013, there was $716 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility due March 2019 are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility due March 2018.

The loans under the Secured Term Loan Facility due March 2019 may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility due March 2019, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility due March 2018 and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility due March 2019. Also, beginning with the Company’s fiscal year ending February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2014 is not reasonably estimable as of November 30, 2013. As of November 30, 2013, the loans outstanding under the Secured Term Loan Facility due March 2019 had a remaining principal balance of $1,491, of which $13 was classified as current. The maturity date of the Secured Term Loan Facility due March 2019 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date.

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

On May 16, 2013, the Company entered into an amendment to the Secured Term Loan Facility due March 2019 (the ‘‘Term Loan Amendment’’) that reduced the interest rate for the term loan from LIBOR plus 5.00 percent with a floor on LIBOR set at 1.25 percent to LIBOR plus 4.00 percent with a floor on LIBOR set at 1.00 percent. The Term Loan Amendment also amended the Secured Term Loan Facility due March 2019 to provide that the Company may incur additional term loans under the facility in an aggregate principal amount of up to $500 instead of $250 as in effect prior to the Term Loan Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and the satisfaction of certain terms and conditions. The Term Loan Amendment also contains modified covenants to give the Company additional strategic and operational flexibility. Since the Secured Term Loan Facility due March 2019 was refinanced within the first year of its inception, the Company paid the lenders thereunder a 1.00 percent refinancing premium per the terms of the facility. In connection with the completion of the Term Loan Amendment, the Company paid premiums and financing costs of approximately $17 in the first quarter ended June 15, 2013, of which approximately $10 was capitalized and $7 was expensed. In addition, the Company recognized a non-cash charge of approximately $20 for the write-off of existing unamortized financing costs and $7 for the accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019 in the first quarter ended June 15, 2013.

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

On May 21, 2013, the Company issued $400 of 6.75 percent Senior Notes due June 2021 (the “2021 Senior Notes”). The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) for the exchange of registered 2021 Senior Notes for any and all unregistered 2021 Senior Notes that were issued on May 21, 2013. The exchange offer was completed on December 19, 2013, in the Company’s fourth fiscal quarter, with all unregistered 2021 Senior Notes that were issued on May 21, 2013 being exchanged for registered 2021 Senior Notes. In connection with the Debt Tender Offer and the issuance of the 2021 Senior Notes, the Company paid financing costs and tender premiums of approximately $52 in the first quarter ended June 15, 2013, of which approximately $3 was capitalized and $49 was expensed. In addition, the Company recognized non-cash charges of $11 for the write-off of existing unamortized financing costs and accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019 in the first quarter ended June 15, 2013.

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

As of November 30, 2013 and February 23, 2013, the Company had $3 and $18, respectively, of debt with current maturities that are classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility due March 2018 or other long-term debt.

Capital Expenditures

Capital expenditures during fiscal 2014 year-to-date were $66, including $2 of non-cash capital lease additions. Capital expenditures primarily included remodeling activity and new stores within Save-A-Lot, remodeling activity within Retail Food and technology expenditures. Capital expenditures during fiscal 2013 year-to-date were $216, including $12 of non-cash capital lease additions. The Company’s capital spending for fiscal of 2014 is expected to be approximately $120 to $130, including capital leases.

Pension and Other Postretirement Benefit Obligations

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $122 and $94 for fiscal 2014 and 2013 year-to-date, respectively, in accordance with minimum Employee Retirement Income Security Act of 1974, as amended (“ERISA”) requirements. Fiscal 2014 total defined benefit pension plans and other postretirement benefit plan contributions are estimated to be approximately $120 to $130.

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

Liquidity and Financial Resources

The Company has approximately $5, $33 and $15 in aggregate debt maturities due in the remainder of fiscal 2014, fiscal 2015 and fiscal 2016, respectively. Aggregate debt maturities are exclusive of any prepayment requirements under the provisions of the Secured Term Loan due March 2019. Payments to reduce capital lease obligations will approximate $30 per year in fiscal 2014, 2015 and 2016.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Commitments

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of November 30, 2013. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 17 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer. The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of November 30, 2013, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all of these guarantees was $80 and represented $58 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset, utilities and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 30, 2013 and February 23, 2013, the Company had $337 and $364, respectively, of non-cancelable future purchase obligations primarily related to supply contracts.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 23, 2013, the total amount of all such guarantees was $411 and represented $369 on a discounted basis. Based on the settlement listing of the underlying claims data of such self-insurance commitments while the Company owned NAI, the Company believes that such contingent liabilities will continue to decline. Because NAI remains a primary obligor on these self-insurance and other obligations, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these parent guarantees.

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

The Company has guaranteed certain debt obligations of American Stores Company (“ASC”) on ASC’s $467 notes outstanding. In connection with the NAI Banner Sale, AB Acquisition assumed the ASC debt but the existing guarantee as provided by the Company was not released, and the Company continues as guarantor. Concurrently with the NAI Banner Sale, AB Acquisition entered into an agreement with the Company to indemnify the Company for any consideration used to satisfy the guarantee by depositing $467 in cash into an escrow account, which provides the Company first priority interest and the trustee of the ASC bondholders’ second priority interest in the collateral balance. On December 13, 2013, ASC commenced a tender offer and consent solicitation to repurchase the ASC notes. The amount of cash held in the escrow account, and the amount of debt being guaranteed by the Company, will be reduced by the principal amount of ASC notes cancelled or redeemed as part of this tender offer.

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

Multi-Employer Plans

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are underfunded. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to recognize its proportionate share of a plan’s unfunded vested benefits. During each of the year-to-date periods ended November 30, 2013 and December 1, 2012, the Company contributed $28 to these plans.

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

Contractual Obligations

Except as described below and in Note 5 – Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2013. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 for additional information regarding the Company’s contractual obligations. The following items resulted in material changes to the Company’s contractual obligations table within Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013:

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 under the heading “Risk Factors,” the factors discussed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the second quarter ended September 7, 2013 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Competitive Practices

•	The Company’s ability to attract and retain customers

•	Competition from other food or drug retail chains, supercenters, hard discount, non-traditional competitors and alternative formats in the Company’s markets

•	Competition for employees, store sites and products

•	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition, increased competition faced by customers and increased customer self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

•	The effectiveness of cost reduction strategies

•	The adequacy of the Company’s capital resources to fund new store growth and remodeling activities that achieve appropriate returns on capital investment

•	The ability to retain and affiliate independent retailers in the Company’s Independent Business

•	The ability to retain and license additional stores within the Company’s Save-A-Lot business

•	The ability to turn around the Company’s Retail Food sales trajectory through improved operational execution and investment in price across the Company’s retail banners

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness, including the restrictive operating covenants in the underlying credit facilities, on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms

Economic Conditions

•	Volatility in the economy and financial and housing markets, including consumer confidence levels and unemployment rates that affect consumer spending or buying habits

•	Increases in unemployment, healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Increases in interest rates

•	Food and drug inflation or deflation

Labor Relations

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefits costs

•	Potential for work disruption from labor disputes

Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs

•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations

•	Required funding of multiemployer pension plans and any withdrawal liability

Governmental Regulations

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

Food and Drug Safety

•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or any adverse publicity relating to these types of concerns, whether or not valid

Self-Insurance

•	Variability in actuarial projections regarding workers’ compensation and associated medical costs, automobile and general liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

Legal and Administrative Proceedings

•	Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Information Technology

•	Dependence of the Company’s businesses on computer hardware and software systems which are vulnerable to security breach by computer hackers and cyber terrorists

•	Difficulties in developing, maintaining or upgrading information technology systems

•	Business disruptions or losses resulting from data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Tax Matters

•	Changes in tax laws could affect the Company’s effective income tax rate and results of operations

•	The future results of operations could impact the Company’s ability to realize deferred tax assets

Asset Impairment Charges

•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization that could require impairment to intangible assets, including goodwill, and tangible assets, including property, plant and equipment

Accounting Matters

•	Changes in accounting standards that impact the Company’s financial statements

Effect of the NAI Banner Sale on the Company

•	Disruptions in current plans, operations and business relationships

•	Difficulties in attracting or retaining management and employees

•	Ability to effectively manage the Company’s cost structure to realize benefits from the TSA with each of Albertson’s LLC and NAI

Stock Price Volatility

•	Fluctuations in the Company’s stock price related to actual or perceived operating performance, any of the factors listed above or stock market fluctuations.

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

The March 2013 refinancing of the Secured Term Loan Facility due August 2018 and the Revolving ABL Credit Facility due August 2017 and the related extinguishment of the Accounts Receivable Securitization Facility and the $490 of 7.50 percent Senior Notes due November 2014, the Term Loan Amendment to the Secured Term Loan Facility due March 2019 and the completion of the modified “Dutch Auction” tender offer for $372 of the Senior Notes due May 2016 and the related issuance of the 6.75 percent Senior Notes due June 2021, resulted in changes to the Company’s quantitative and qualitative disclosures about market risk table within Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 as follows:

•	the estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $81 and $57 as of November 30, 2013 and February 23, 2013, respectively; and

•	outstanding borrowings bearing variable interest rates increased primarily due to the refinancing of the $490 7.50 percent Senior Notes due November 2014 with proceeds from the variable interest rate borrowings under the 5.00 percent Secured Term Loan Facility due March 2019. In addition, the Company’s fixed interest rate borrowings on $372 of the 8.00 percent Senior Notes due May 2016 was reduced to 6.75 percent and the maturity was extended until June 2021 in connection with the modified “Dutch Auction” tender offer.

The Company’s new capital structure contains a higher mix of debt with variable interest rates, which increases the Company’s market risk associated with changes in variable market interest rates. The Company manages interest rate risk through the strategic use of fixed and variable rate debt and monitors its risk exposure to market pricing risk.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of November 30, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In connection with the divestiture of NAI, the Company reviewed the internal controls over financial reporting. During the first quarter of fiscal year 2014, the Company identified certain controls which were not related to the Company’s continuing operations but were solely related to the operations of the Company’s retail banners that are now operated by NAI. Because those controls did not relate to the Company’s continuing operations, they were discontinued in the first quarter of fiscal year 2014. Overall, there has been no change to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc.; and Carolina Services, in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS.

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs appealed these decisions. On February 12, 2013, the Eighth Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the Eighth Circuit for an En Banc Rehearing. On June 7, 2013, the Eighth Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation which was not successful in resolving the matter. On November 21, 2013, the Eighth Circuit held a hearing on plaintiffs’ appeal from the Class Certification denial and Summary Judgment decisions. The Eighth Circuit took the matter under advisement. On December 13, 2013, the District Court granted the Company’s motion to stay the proceedings at the District Court pending a decision on the second Eighth Circuit appeal regarding class certification and summary judgment.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The parties expect to file a motion seeking preliminary approval in early 2014. The Company recorded a litigation settlement charge in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. Refer to Note 9 – Commitments, Contingencies and Off-Balance Sheet Arrangements – Legal Proceedings included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. With respect to the IOS and C&S matters discussed above, the Company believes the chance of a negative outcome is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could occur in the future and have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 7, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
September 8, 2013 to October 5, 2013	2,809	$7.76	—	$—
Second four weeks
October 6, 2013 to November 2, 2013	508	$7.44	—	$—
Third four weeks
November 3, 2013 to November 30, 2013	—	$—	—	$—

Totals	3,317	$7.71	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2014 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 3,317 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of SUPERVALU INC., as amended October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2013).

10.1	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2013).*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 9, 2014	/s/ BRUCE H. BESANKO

Bruce H. Besanko Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit

3.1	Amended and Restated Bylaws of SUPERVALU INC., as amended October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2013).

10.1	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2013).*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K