Form 10-K
period 2014-02-22
SUPERVALU INC
filed 2014-04-23
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 22, 2014

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 6, 2013 was approximately $1,487,797,190 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).

As of April 18, 2014, there were 260,200,688 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

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

Competition

—	The Company’s ability to attract and retain customers, and the success of the Company’s independent retailers
—	Increased competition resulting from consolidation in the grocery industry, and the Company’s ability to effectively respond
—	Competition from other food or drug retail chains, supercenters, hard discount, non-traditional competitors and alternative formats in the Company’s markets
—	Customer reaction to the increased presence of competitors, including non-traditional competitors, in the Company’s markets
—	Competition for employees, store sites and products
—	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition, increased competition faced by customers and increased customer self-distribution
—	Changes in economic conditions or consumer preferences that affect consumer spending or buying habits
—	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

—	The Company’s ability to identify and effectively execute on performance improvement and customer service initiatives
—	The Company’s ability to offer competitive products and services at low prices and maintain high levels of productivity and efficiency
—	The ability to grow by attracting new customers and successfully opening new locations
—	The ability to successfully execute on initiatives involving acquisitions or dispositions
—	The Company’s ability to respond appropriately to competitors’ initiatives

Substantial Indebtedness

—	The impact of the Company’s substantial indebtedness, including the restrictive operating covenants in the underlying credit facilities, on its business and financial flexibility

—	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations
—	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets
—	The availability of favorable credit and trade terms

Economic Conditions

—	Sustained or worsening economic conditions, and the low level of consumer confidence and high unemployment rates that affect consumer spending or buying habits
—	Increases in unemployment, insurance and healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business
—	Increases in interest rates, labor costs and tax rates, and other changes in applicable law
—	Food and drug inflation or deflation

Labor Relations

—	The Company’s ability to renegotiate labor agreements with its unions
—	Resolution of issues associated with rising pension, healthcare and employee benefits costs
—	Potential for work disruption from labor disputes

Increased Employee Benefit Costs

—	Increased operating costs resulting from rising employee benefit costs
—	Potential increases in health plan costs resulting from health care reform
—	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations
—	Required funding of multiemployer pension plans and any withdrawal liability
—	The effect of the financial condition of the Company’s pension plans on the Company’s debt ratings

Relationships with Albertson’s LLC and New Albertson’s, Inc.

—	Disruptions in current plans, operations and business relationships
—	Ability to effectively manage the Company’s cost structure to realize benefits from the Transition Services Agreement with each of Albertson’s LLC and NAI
—	Ability to continue to perform services at the applicable service level under the Transition Services Agreements
—	Ability to attract and retain qualified personnel to perform services under the Transition Services Agreements

Disruption of Information Technology Systems

—	Dependence of the Company’s businesses on computer hardware and software systems that are vulnerable to security breach by computer hackers and cyber terrorists
—	Risk of misappropriation of sensitive data, including customer and employee data, as a result of a cyber-attack or breach and potential related claims
—	Costs of complying with stricter privacy and information security law
—	Ability of the IT systems of the Company or its vendors to prevent, contain or detect cyber-attacks or security breaches
—

Costs of responding to inquiries, claims or enforcement actions in connection with an attack or breach resulting in the loss, damage or misappropriation of information, and potential related damage to the Company’s reputation

—	Difficulties in developing, maintaining or upgrading information technology systems
—

Business disruptions or losses resulting from failure of these systems to perform as anticipated for any reason or data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

—	Inability to keep pace with changing customer expectations and new developments and technology investments by the Company’s competitors

Governmental Regulation

—	Costs of compliance with existing laws and regulations and changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses
—

The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations, including those governing ethical, anti-bribery and similar business practices

—	Potential costs of compliance with additional foreign laws and regulations if the Company seeks and attains a larger international footprint

Food and Drug Safety

—	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or injury or any adverse publicity relating to these types of concerns, whether or not valid
—	Potential recall costs and product liability claims

Legal Proceedings

—	Unfavorable outcomes and the costs to defend litigation, governmental or administrative proceedings or other disputes
—	Adverse publicity related to such unfavorable outcomes

Severe Weather, Natural Disasters and Adverse Climate Changes

—	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers
—	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Disruption to Supply Chain and Distribution Network

—	The Company’s ability to effectively maintain its supply chain and distribution network without interruption
—	Disruptions due to weather, product recalls, crop conditions, regulatory actions, supplier instability, transportation interruptions, labor supply or vendor disputes

Changes in Military Business

—	Competition in the Company’s military business
—	Changes in the commissary system, reductions in government expenditures or funding, or changes in military staffing levels or the locations of bases

Adequacy of Insurance

—	Variability in actuarial projections regarding workers’ compensation and associated medical costs, automobile and general liability
—	Potential increase in the number or severity of claims for which the Company is self-insured

Volatility in Fuel and Energy Costs

—	Availability and cost of energy and fuel to store and transport products
—	Volatility of fuel, energy and natural gas prices
—	Risks associated with possession of compressed natural gas equipment and a fueling station

Asset Impairment Charges

—

Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization that could require impairment to intangible assets, including goodwill, and tangible assets, including property, plant and equipment

Stock Price Volatility

—	Fluctuations in the Company’s stock price related to actual or perceived operating performance, any of the factors listed above or stock market fluctuations

PART I

ITEM 1.	BUSINESS

All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per share data and where otherwise noted.

General Development

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870’s. The Company’s principal executive offices are located at 7075 Flying Cloud Drive, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). All references to the “Company,” “we,” “us,” “our” and “SUPERVALU” relate to SUPERVALU INC. and its wholly and majority-owned subsidiaries. SUPERVALU consists of its Independent Business segment, which serves approximately 2,240 stores across the country; Save-A-Lot, the Company’s hard discount grocery chain with approximately 1,330 owned and licensed stores; and SUPERVALU’s Retail Food segment, which consists of 190 retail food stores under five regionally-based traditional format grocery banners of Cub Foods, Shoppers Food & Pharmacy, Shop ‘n Save, Farm Fresh and Hornbacher’s.

SUPERVALU is one of the largest wholesale distributors to independent retail customers across the United States. The Company leverages its distribution operations by providing wholesale distribution and logistics service solutions to its independent retail customers through its Independent Business segment. The Company’s Save-A-Lot format is one of the nation’s largest hard discount grocery retailers by store count.

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

On January 10, 2013, the Company, AB Acquisition LLC (“AB Acquisition”) an affiliate of a Cerberus Capital Management, L.P. (“Cerberus”)-led consortium, and NAI, a then wholly owned subsidiary of SUPERVALU, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for a sale of NAI stock by SUPERVALU to AB Acquisition which included the stores operating under the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”). The Company completed the sale of NAI on March 21, 2013 (the “NAI Banner Sale”). Results of operations of NAI are reported as discontinued operations for all periods presented.

AB Acquisition owns each of New Albertsons and Albertson’s LLC (an affiliate of Cerberus, of which Cerberus held a 30 percent equity stake as of the NAI Banner Sale closing), which operates grocery stores in the south and southwest portions of the United States.

Pursuant to the Stock Purchase Agreement, the Company and Albertson’s LLC entered into a Transition Services Agreement (the “Albertson’s TSA”), under which SUPERVALU is providing to Albertson’s LLC, and Albertson’s LLC is providing to SUPERVALU, certain services as described therein for an initial term ending on September 21, 2015. In addition, SUPERVALU and New Albertsons entered into a Transition Services Agreement upon the consummation of the Stock Purchase Agreement (the “NAI TSA”), under which SUPERVALU is providing to New Albertsons, and New Albertsons is providing to SUPERVALU, certain services as described therein for an initial term ending on September 21, 2015. Each of Albertson’s LLC and New Albertsons may extend the TSA beyond the initial term.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with Symphony Investors, LLC, a newly formed acquisition entity owned by a Cerberus-led investor consortium (“Symphony Investors”), and Cerberus pursuant to which Symphony Investors undertook a tender offer for up to 30 percent of the issued and outstanding common stock of the Company at a purchase price of $4.00 per share in cash (the “Tender Offer”). According to Symphony Investors, at the time the Tender Offer expired, approximately 12 shares of the Company’s common stock that were validly tendered and not withdrawn were accepted for payment and paid for by Symphony Investors. In addition, pursuant to the Tender Offer Agreement, on March 21, 2013, the Company issued an additional 42 shares of the Company’s common stock to Symphony Investors at $4.00 per share in cash, resulting in approximately $170 in cash proceeds to the Company. Following the Tender Offer and new share issuance, Symphony Investors owned approximately 21.2 percent of the Company’s issued and outstanding common stock. The Tender Offer Agreement provides that until the second anniversary of the closing of the Tender Offer, transfers of shares acquired by Symphony Investors in the Tender Offer and from the Company pursuant to the Tender Offer Agreement, will be generally restricted, with more limited restrictions thereafter. Following that period, SUPERVALU has agreed to customary obligations to register such shares acquired with the Securities and Exchange Commission (the “SEC”) if requested by Symphony Investors.

On March 26, 2013, the Company announced plans to reduce its workforce by an estimated 1,100 positions, including current positions and open jobs. Reductions were completed by the end of fiscal 2014.

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

Financial Information About Reportable Segments

The Company’s business is classified by management into three reportable segments: Independent Business, Save-A-Lot and Retail Food. These reportable segments are three distinct businesses. The Independent Business reportable segment derives revenues from wholesale distribution to independently-owned retail food stores and other customers (collectively referred to as “independent retail customers”). The Save-A-Lot reportable segment derives revenues from the sale of groceries at retail locations operated and licensed by the Company (both the Company’s own stores and stores licensed by the Company to which the Company distributes wholesale products). The Retail Food reportable segments derive revenues from the sale of groceries at retail locations operated by the Company. Substantially all of the Company’s operations are domestic.

During fiscal 2014, the Company recast the segment presentation of certain corporate administrative expenses and revised the presentation of related fees earned under the Albertson’s and NAI TSAs, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to reflect the structure under which the Company is being managed. These changes primarily resulted in the recast of net expenses from Retail Food to Corporate.

Refer to the Consolidated Segment Financial Information set forth in Part II, Item 8 of this Annual Report on Form 10-K for financial information concerning the Company’s operations by reportable segment.

Independent Business

The Company’s Independent Business segment primarily provides wholesale distribution of products to independent retailers and is the largest public company food wholesaler in the nation. The Company’s Independent Business network spans 42 states and serves as primary grocery supplier to approximately 1,820 stores of independent retail customers, in addition to the Company’s own stores, as well as serving as secondary grocery supplier to approximately 420 stores of independent retail customers. The Company’s wholesale distribution customers include single and multiple grocery store independent operators, regional chains and the military.

The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and home, health and beauty care products. The network is comprised of 17 distribution facilities, nine of which supply the Company’s own stores in addition to stores of independent retail customers. Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third-party independent trucking companies or customer-owned trucks. In addition, the Company provides certain facilitative services between its independent retail customers and vendors related to products that are delivered directly by suppliers to retail stores under programs established by the Company. These services include sourcing, payment services, advertising and invoicing.

Save-A-Lot

The Company conducts its Save-A-Lot operations through a total of 1,330 stores under the Save-A-Lot banner, including 948 licensed Save-A-Lot stores, located throughout the United States. The Company’s Save-A-Lot operations are supplied by 16 dedicated distribution centers providing wholesale distribution to the Company’s own stores and licensed stores. The Company owns 382 Save-A-Lot stores. Save-A-Lot is one of the nation’s largest hard discount grocery retailers by store count. Save-A-Lot stores are typically about 15,000 square feet in size and carry a specific assortment of high volume appropriately sized items largely focused on private label products. During fiscal 2014, the Company added 40 Save-A-Lot stores through new store development, comprised of 10 corporate-operated stores and 30 licensee-operated stores, and closed 41 Save-A-Lot stores, 40 of which were operated and closed by licensed operators.

Retail Food

The Company conducts its Retail Food continuing operations through a total of 190 stores located throughout the United States. The Company’s Retail Food operations are supplied by one dedicated distribution center and nine distribution centers that are part of the Independent Business segment providing wholesale distribution to both the Company’s own stores and stores of independent retail customers.

The Company’s Retail Food stores range in size from approximately 40,000 to 60,000 square feet. The Company operates its Retail Food operations under the Cub Foods, Shoppers Food & Pharmacy, Shop ’n Save, Farm Fresh and Hornbacher’s banners. All of the Company’s retail banners have strong local and regional brand recognition in the markets in which they operate. Cub Foods operates 44 wholly and majority owned stores, in addition to 24 franchised stores and stores in which the Company has a minority interest, primarily in the Minneapolis / St. Paul market; the 56 Shoppers Food & Pharmacy stores operate in the Washington D.C. / Baltimore market; the 42 Shop ‘n Save stores operate in the St. Louis Market; the 42 Farm Fresh stores operate in the Virginia Beach, Virginia market; and the 6 Hornbacher’s stores operate in the Fargo, North Dakota market. The Company’s Retail Food stores provide an extensive grocery offering and, depending on size, a variety of additional products including, general merchandise, home, health and beauty care and pharmacy.

Products

The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and home, health and beauty care, and pharmacy, which are sold through the Company’s owned and licensed Retail Food and Save-A-Lot stores to shoppers and through its Independent Business segment to independent retail customers. The Company believes that it has adequate and alternative sources of supply for most of its purchased products. The Company’s Net sales include the product sales of the Company’s own stores, product sales to stores licensed by the Company and product sales of the Company’s Independent Business segment to independent retail customers.

The following table provides additional detail on the percentage of Net sales for each group of similar products sold in the Independent Business, Save-A-Lot and Retail Food segments:

	2014	2013	2012
Independent Business:
Nonperishable grocery products (1)	35%	36%	36%
Perishable grocery products (2)	11	11	11
Services to independent retail customers and other	1	1	—

	47	48	47
Save-A-Lot:
Nonperishable grocery products (1)	17	17	17
Perishable grocery products (2)	8	8	7

	25	25	24
Retail Food:
Nonperishable grocery products (1)	15	16	17
Perishable grocery products (2)	9	8	8
Pharmacy products	3	3	3
Fuel	—	—	1

	27	27	29
Corporate:
Transition service revenue	1	—	—

Net sales	100%	100%	100%

(1)	Includes such items as dry goods, general merchandise, home, health and beauty care, beverages, dairy, frozen foods and candy

(2)	Includes such items as meat, produce, deli and bakery

Private-Label Products

The Company’s private-label products are produced to the Company’s specification by many suppliers and compete in many areas of the Company’s stores. Private-label products include: the premium brands Culinary Circle®, Java Delight® and Stockman & Dakota®, which offer unique, premium quality products in highly competitive categories; organic brand Wild Harvest®; core brands Essential Everyday®, equaline®, Artic Shores Seafood Company®, Baby Basics®, Carlita®, Farm Stand®, Stone Ridge Creamery® and Super Chill®, which provide shoppers quality national brand equivalent products at a competitive price; and the value brand Shopper’s Value®, which offers budget conscious consumers a quality alternative to national brands at substantial savings.

Trademarks

The Company offers some independent retail customers and Save-A-Lot licenses the opportunity to franchise a concept or license a service mark. This program helps these customers compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private-label products and other benefits. The Company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, SENTRY, FESTIVAL FOODS, COUNTY MARKET, SHOP ’N SAVE, NEWMARKET, FOODLAND,

JUBILEE and SUPERVALU. In conjunction with its licensing and franchise arrangements, the Company maintains wholesale distribution agreements with its licensees and franchisees, primarily under the Save-A-Lot and Cub Foods banners.

In connection with the June 2006 Albertsons Acquisition, the Company entered into a trademark license agreement with Albertson’s LLC, the purchaser of the non-core supermarket business of Albertsons, under which Albertson’s LLC was allowed to use legacy Albertsons trademarks related to the NAI Banners that the Company sold in March 2013, such as ALBERTSONS, JEWEL-OSCO, SHAW’S, ACME MARKETS, SAV-ON and LUCKY. Pursuant to the Stock Purchase Agreement, the Company entered into certain cross-licensing arrangements and assignments for certain tradenames and trademarks associated with the NAI Banner Sale, which permits each of the Company, Albertson’s LLC and NAI and their affiliates to use tradenames and trademarks that are owned by the respective parties as is necessary for the operation of their respective businesses. These tradenames and trademarks include private-label products.

The Company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private-label product trademarks and service marks. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. The Company considers certain of its trademarks and service marks to be of material importance to its Independent Business, Save-A-Lot and Retail Food segments and actively defends and enforces such trademarks and service marks.

Working Capital

Normal operating fluctuations in working capital balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. The Company’s working capital needs are generally greater during the months leading up to high sales periods, such as the time period from prior to Thanksgiving through December. The Company typically finances these working capital needs with funds provided by operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories. There are no unusual industry practices or requirements relating to working capital items.

Competition

The Company’s Independent Business, Save-A-Lot and Retail Food segments operate in a highly competitive environment. The Company believes that the success of its Independent Business, Save-A-Lot and Retail Food segments are dependent upon the ability of its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, to compete successfully with other retail food stores. Recent and ongoing consolidation within the grocery industry is expected to result in increased competition including from some competitors that have greater financial, marketing and other resources than the Company.

The traditional wholesale distribution component of the Company’s Independent Business segment competes directly with a number of traditional grocery wholesalers. The Company believes it competes in this business on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations.

Principal competition for the Company’s Save-A-lot and Retail Food segments comes from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. The Company believes that the principal competitive factors faced by its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, include price, quality, customer service, convenience, assortment, in-stock levels, brand recognition, store location and conditions, in-store marketing and merchandising, promotional strategies and other competitive activities.

Employees

As of February 22, 2014, the Company had approximately 35,800 employees in its continuing operations. Approximately 15,300 employees are covered by 51 collective bargaining agreements. During fiscal 2014, 20 collective bargaining agreements covering approximately 8,200 employees were renegotiated and two collective bargaining agreements covering approximately 100 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those expired agreements. During fiscal 2015, 23 collective bargaining agreements covering approximately 11,800 employees will expire. The majority of employees covered by these expiring collective bargaining agreements are located in Midwestern markets. The Company is focused on ensuring competitive cost structures in each market in which it operates while meeting its employees’ needs for attractive wages and affordable healthcare and retirement benefits. The Company believes that it has generally good relations with its employees and with the labor unions that represent employees covered by collective bargaining agreements. Upon the expiration of collective bargaining agreements with employees, work stoppages could occur if we are unable to negotiate new contracts. A prolonged work stoppage at distribution centers or a significant number of stores may have a material impact on the Company’s business, financial condition or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 23, 2014.

Name	Age	Present Position	Calendar Year Elected to Present Position	Other Positions Recently Held with the Company
Sam Duncan (1)	62	Chief Executive Officer and President	2013

Bruce H. Besanko (2)	55	Executive Vice President and Chief Financial Officer	2013

Randy Burdick (3)	56	Executive Vice President, Chief Information Officer	2013

Ritchie L. Casteel (4)	64	President & CEO, Save-A-Lot	2013

Susan S. Grafton (5)	57	Senior Vice President, Finance, and Chief Accounting Officer	2014

Janel S. Haugarth	58	Executive Vice President & President, Independent Business & Supply Chain Services	2013	Executive Vice President, President Independent Business and Business Optimization 2012-2013; Executive Vice President, Merchandising and Logistics, 2011-2012; Executive Vice President, President and COO, Supply Chain Services, 2005-2011

Michele Murphy	60	Executive Vice President, Human Resources and Communications	2013	Senior Vice President, Human Resources & Labor Relations, 2010-2013; Senior Vice President, Labor & Employee Relations, 2006-2010

Karla C. Robertson (6)	43	Executive Vice President, General Counsel and Corporate Secretary	2013	Executive Vice President, Legal 2013; Vice President, Employment, Compensation and Benefits Law, 2012-2013; Director, Employment Law, 2011-2012; Senior Labor and Employment Counsel, 2009-2011

Mark Van Buskirk (7)	56	Executive Vice President, Merchandising, Marketing, Retail & Pharmacy	2013

Rob Woseth (8)	43	Executive Vice President, Strategy	2013

(1)

The Company agreed in the Tender Offer Agreement that Sam Duncan would replace Wayne C. Sales as Chief Executive Officer of the Company effective as of the closing of the Tender Offer. This process was accelerated by the Board and Mr. Duncan was appointed as the President and Chief Executive Officer of the Company effective February 4, 2013. Prior to joining the Company, Mr. Duncan served as Chairman, Chief Executive Officer and President of OfficeMax Incorporated, a provider of office supplies, technology and services (“OfficeMax”), from 2005-2011.

(2)	Bruce H. Besanko was appointed to Executive Vice President and Chief Financial Officer in August 2013. Prior to joining the Company, Mr. Besanko served as Executive Vice President and Chief Financial Officer since February 2009 and as Chief Administrative Officer since October 2009 for OfficeMax. Mr. Besanko previously served as Executive Vice President and Chief Financial Officer of Circuit City Stores, Inc. (“Circuit City”), a specialty retailer of consumer electronics and related services, from July 2007 to February 2009. Prior to that, Mr. Besanko served as Senior Vice President, Finance and Chief Financial Officer for The Yankee Candle Company, Inc., a designer, manufacturer, wholesaler and retailer of premium scented candles, since April 2005. On November 10, 2008, Circuit City and several of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. Circuit City’s Chapter 11 plan of liquidation was confirmed by the Bankruptcy Court on September 14, 2010.

(3)	Randy Burdick was appointed Executive Vice President and Chief Information Officer in March 2013. Prior to joining the Company, Mr. Burdick served as Executive Vice President and Chief Information Officer at OfficeMax from 2005-2013.

(4)	Ritchie Casteel was appointed President & CEO, Save-A-Lot in March 2013. Prior to joining the Company, Mr. Casteel served as Director of Sales and Operations at Grocery Outlet Inc. from 2005-2009 and served as a Consultant for Hallmark Cards, Inc. a manufacturer of greeting cards, from 2011-2013.

(5)	Susan S. Grafton was appointed Senior Vice President, Finance, and Chief Accounting Officer effective in February 2014. Prior to joining the Company, Ms. Grafton served as Senior Vice President, Controller and Chief Accounting Officer from 2011-2014 and Vice President, Controller and Chief Accounting Officer from 2006-2011 at Best Buy Co., Inc., a retailer of consumer electronics and related products.

(6)	Karla C. Robertson was appointed Executive Vice President, General Counsel and Corporate Secretary in April 2013. Prior to joining the Company, Ms. Robertson worked as in house counsel with general merchandise retailer Target Corporation from 2006-2008, most recently as its Senior Employee Relations Counsel and Group Manager.

(7)	Mark Van Buskirk was appointed Executive Vice President, Merchandising, Marketing, Retail & Pharmacy in March 2013. Prior to joining the Company, Mr. Van Buskirk served as Vice President of Meat and Seafood Merchandising and Procurement at the Kroger Co., a retail grocery company, from 2006-2013.

(8)	Rob Woseth was appointed Executive Vice President, Strategy effective March 2013. Prior to joining the Company, Mr. Woseth served as Vice President Business Development and Strategy at Albertson’s LLC, from 2006-2013.

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

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except for Sam Duncan, Bruce H. Besanko, Randy Burdick, Ritchie Casteel, Susan S. Grafton, Karla C. Robertson, Mark Van Buskirk and Rob Woseth.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties may affect the Company’s business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or the Company’s other SEC filings may have a material impact on the Company’s business, financial condition or results of operations.

The Company’s Independent Business, Save-A-Lot and Retail Food segments face intense competition.

The grocery business is intensely competitive, and the recent and ongoing consolidation within the grocery industry is expected to result in increased competition, including from some competitors that have greater financial, marketing and other resources than the Company. The nature and extent to which the Company’s competitors implement various pricing and promotional activities in response to increasing competition and the Company’s response to these competitive actions or failure to respond effectively, in a grocery industry characterized by relatively small gross margins, can adversely affect profitability and the Company’s operating results.

The Company’s Independent Business segment is primarily wholesale distribution, which competes with traditional grocery wholesalers on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations. The profitability of the Independent Business segment is dependent upon sufficient volume to support the Company’s operating infrastructure, which is dependent on the ability of the Company to attract new customers and retain existing customers, as well as the ability of the Company and its independent retail customers to distinguish themselves from competitors in the grocery channel. The Company’s Independent Business segment also faces competition from retailers that maintain or develop self-distribution systems as a result of industry consolidation or otherwise. The inability to attract new customers, the loss of existing customers to a competing wholesaler or due to closure, vertical integration, or industry consolidation, or the inability of the Company’s customers to compete successfully with other grocery retailers and non-traditional retailers may negatively impact the Company’s sales and gross margin.

The Company’s Save-A-Lot and Retail Food segments face significant competition for customers, managers, employees, store sites and products from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores and restaurants. Competitors continue to increase their presence in the Company’s markets and the Company cannot predict how its customers will react to the entrance of these competitors, including certain non-traditional competitors that have entered the grocery retailing business. The Company’s ability to differentiate itself from its competitors and create an attractive value proposition for its customers is dependent upon a combination of price, quality, customer service, convenience, assortment, in-stock levels, brand perception, store location and conditions, in-store marketing and merchandising and promotional strategies. Any failure to positively differentiate the Company’s stores, as well as the inability to identify and respond to changes in economic conditions and trends in consumer preferences, could result in a loss of competitive position for the Company’s retail stores in the markets they serve.

The Company may not be able to successfully identify and execute initiatives to increase its sales and profits.

The Company continuously evaluates the changing business environments in which the Company operates and seeks out opportunities to improve performance and customer service through selected initiatives. The Company’s ability to execute on these initiatives is dependent, in part, upon its ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency and offer services that provide value. The Company’s ability to grow will also depend on many factors, including the Company’s ability to attract new customers throughout the existing network of distribution centers, the availability of attractive store locations, the ability to negotiate acceptable lease and development terms, the ability to hire and train new personnel and political and economic conditions. Delays or failures in opening new locations or achieving lower than expected sales could adversely affect growth and profitability. Any initiatives that involve acquisitions or dispositions may entail various risks such as identifying suitable sellers or buyers, realizing acceptable rates of return on the investment or sale, negotiating acceptable terms and conditions and successfully integrating or separating operations and systems following the acquisition or disposition.

There are no assurances that the Company will be able to identify the appropriate course of action, including which initiatives will be the most effective in improving the competitive position of the Company, or that the

Company will be able to respond appropriately to competitors’ initiatives. If the Company is unable to execute on its initiatives, the Company’s financial condition and results of operations may be adversely affected.

The Company has substantial indebtedness that could increase the Company’s borrowing costs and decrease the Company’s financial and operational flexibility.

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

•

limit the Company’s ability to obtain, or increase the cost at which the Company is able to obtain, financing in order to refinance existing indebtedness and fund working capital, capital expenditures, acquisitions and other purposes;

•

limit the Company’s ability to adjust to changing business and market conditions and to respond to market opportunities, placing the Company at a competitive disadvantage relative to its competitors that have less debt.

Pursuant to the Company’s debt agreements, the Company has created a security interest in substantially all of its assets to secure certain debt instruments. The Company has also agreed to certain limitations on its ability to dispose of assets and is required to use the proceeds of such dispositions to pay down its debt, subject to certain exceptions. There are also various restrictive covenants and cross-default covenants in the Company’s debt instruments that could limit the Company’s operating and financial flexibility.

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

The Company’s ability to comply with the covenants or to refinance the Company’s obligations with respect to the Company’s indebtedness will depend on the Company’s operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond the Company’s control. In particular, the Company’s ability to obtain additional financing through the capital markets may be adversely impacted by global economic conditions. Tightening of credit, low liquidity or volatility in the capital markets could result in diminished availability of credit and higher costs of borrowing, making it more difficult for the Company to obtain debt financing on favorable terms. These conditions and factors may also negatively impact the Company’s debt ratings, which may increase the cost of borrowing, adversely affect the Company’s ability to access one or more financial markets or result in a default under the Company’s debt instruments.

Any of these outcomes may adversely affect the Company’s financial condition and results of operations.

Sustained or worsening economic conditions could adversely impact consumer spending, increase costs of doing business or otherwise adversely affect the Company’s operating results.

The vast majority of the Company’s store locations are located in the United States making its results highly dependent on U.S. consumer confidence and spending habits. In recent years, the U.S. economy has experienced economic recession, higher unemployment rates, higher energy costs, higher insurance and healthcare costs, a decline in the housing market, and greater restrictions on the availability of credit, all of which have contributed to suppressed consumer confidence and increased price competition. Consumer spending has declined as consumers trade down to a less expensive mix of products that often yield lower margins and seek out discounters for grocery items. There can be no assurance that the Company will be able to identify and respond to changes and trends in consumer spending and preferences and/or maintain the competitive position of its operations. Additionally, these economic factors along with higher interest rates, costs of labor and tax rates, and other changes in tax, healthcare and other laws and regulations, can also increase the Company’s cost of sales and selling, general and administrative expenses, and otherwise adversely affect the Company’s operating results. While economic conditions have recently shown signs of improvement and less volatility, there is continued uncertainty about the strength of the recovery. In addition, inflation continues to be unpredictable; food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If these consumer spending patterns continue or worsen, and the economy does not continue to improve or it weakens, the Company’s financial condition and results of operations may be adversely affected.

Failure to maintain satisfactory labor relations could adversely affect the Company’s financial condition and results of operations.

As of February 22, 2014, the Company is a party to 51 collective bargaining agreements covering approximately 15,300 of its employees, of which 23 collective bargaining agreements covering approximately 11,800 employees are scheduled to expire in fiscal 2015. In addition, during fiscal 2014, 20 collective bargaining agreements covering approximately 8,200 employees were renegotiated. In fiscal 2014, 2 collective bargaining agreements covering approximately 100 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. In future negotiations with labor unions, the Company expects that, among other issues, rising healthcare, pension and employee benefit and wage costs and operational flexibility will be important topics for negotiation. There can be no assurance that the Company will be able to negotiate the terms of expiring or expired agreements in a manner acceptable to the Company. Therefore, potential increases in operating costs or work disruptions from labor disputes could disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations. Certain of the Company’s operations have employees who are non-union, and while the Company believes its employee relations are strong, there can be no assurance that these operations will not experience pressure from labor unions or become the target of campaigns to unionize.

Increased healthcare, pension and other costs under the Company’s and multiemployer benefit plans could adversely affect the Company’s financial condition and results of operations.

The Company provides health benefits to many of its employees and the costs to provide such benefits continue to increase annually. The amount of any increase or decrease in the cost of Company-sponsored health plans will depend on a number of different factors, many of which are beyond the Company’s control, such as The Patient Protection and Affordable Care Act which has resulted in changes to the U.S. healthcare system. The Patient Protection and Affordable Care Act imposes new mandatory types of coverage and reporting and other requirements on Company-sponsored health plans, which may increase the Company’s health plan costs over time.

The Company also sponsors defined pension, defined contribution pension, and other postretirement plans for substantially all employees not participating in multiemployer health and pension plans. The Company’s costs to provide such benefits continue to increase annually. The Company uses actuarial valuations to determine the Company’s benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and health care costs. Changes to these significant estimates could increase the cost of these plans, which could also have a material adverse effect on the Company’s financial condition and results of operations.

In connection with the NAI Banner Sale, the Company divested its defined benefit pension plan associated with its Shaw’s banner and retained its largest defined benefit pension plan. The defined benefit pension plan retained by the Company is for pension obligations to current and former employees of the Company as well as some of its divested businesses. The Company and AB Acquisition also entered into a binding term sheet with the Pension Benefit Guaranty Corporation (the “PBGC”) relating to issues regarding the effect of the NAI Banner Sale on certain SUPERVALU retirement plans. The binding term sheet provides, among other things, that the

Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013, and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the NAI Banner Sale is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the ends of fiscal years 2015—2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments. The Company is in negotiations with the PBGC and AB Acquisition with respect to a settlement agreement based on the binding term sheet.

The Company’s defined benefit pension plan was closed for eligibility and frozen for credited benefit service for the vast majority of participants effective December 2007. In December 2012, that plan was frozen as to credited service and earnings for the vast majority of participants, although vesting service may continue to accrue. Effective March 21, 2013, the plan was frozen for all participants as to credited service and earnings, although vesting service may continue to accrue.

The projected benefit obligations of the Company sponsored plans exceed the fair value of those plans’ assets. Required contributions have increased in recent years due to a combination of lower pension discount rates and the effect of the Pension Protection Act of 2006. The SUPERVALU Retirement Plan remaining with the Company is frozen as to benefit service and earnings for all participants, and participants who were employed by the Company or NAI on March 21, 2013 became vested in their pension plan benefit under the Company’s largest retirement plan. Service at the Company (but not service at NAI) after that date will count toward eligibility for early retirement if applicable under the pension plan formula.

As a result of the NAI Banner Sale and the retention of the Company’s defined benefit pension plan, the Company has significantly increased minimum pension contributions as a percentage of its cash flows from continuing operations. Also, since the number of employees of the continuing operations has decreased, certain administrative and other benefits costs may increase on a per employee level. Additionally, if the Company is unable to control healthcare benefits and pension costs, the Company may experience increased operating costs, which may adversely affect the Company’s financial condition and results of operations.

In addition, the Company participates in various multiemployer health and pension plans for a majority of its union-affiliated employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in the Company’s required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Withdrawal liabilities could be material, and potential exposure to withdrawal liabilities may influence business decisions and could cause the Company to forgo business opportunities. Increases in the costs of benefits under these plans coupled with adverse developments in the stock and capital markets that have reduced the return on plan assets have caused most multiemployer pension plans in which the Company participates to be underfunded. Many of these plans have required rehabilitation plans or funding improvement plans, and the Company can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. The Company expects that the unfunded liabilities of these plans will result in increased future payments by the Company and the other participating employers over the next few years. Underfunded multiemployer pension plans may, in certain situations, impose a surcharge requiring additional pension contributions. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. A significant increase to funding requirements could adversely affect the Company’s financial condition, results of operations or cash flows.

The financial condition of these pension plans may also negatively impact the Company’s debt ratings, which may increase the cost of borrowing, adversely affect the Company’s ability to access one or more financial markets or result in a default under the Company’s debt instruments.

Changes in the Company’s continuing relationships with NAI and Albertson’s LLC could adversely impact the Company’s results of operations.

In connection with the NAI Banner Sale, the Company entered into Transition Services Agreements with each of NAI and Albertson’s LLC to support the divested NAI Banners and the continuing operations of Albertson’s LLC, each with an initial term that expires September 21, 2015. The Transition Services Agreements may be renewed annually provided that notice of renewal is given at least 12 months prior to the expiration. NAI and Albertson’s LLC may also cancel services on 10 weeks’ notice at any of its stores or distribution centers for any reason, including closure, and the removal of stores or distribution centers would reduce the variable fee the Company receives under the Transition Services Agreements. NAI and Albertson’s LLC have and may continue to notify the Company of stores and distribution centers that are removed from the Transition Services Agreements. Continued reductions in the number of stores or distribution centers covered by the Transition Services Agreements, with or without reductions in the scope of services, could adversely impact the Company’s results of operations.

It is the Company’s understanding that NAI and Albertson’s LLC intend to continue to receive services from the Company under the Transition Services Agreements for at least the remainder of the initial term. For several reasons, including the recent announcement of a definitive agreement for the acquisition of Safeway Inc. by AB Acquisition LLC, the parent company to each of NAI and Albertson’s LLC, the Company cannot be certain as to the length or scope of services to be provided by the Company under the Transition Services Agreements. The Company also cannot be certain whether any such transaction would increase the number of stores or distribution centers that NAI and/or Albertson’s LLC would remove from the Transition Services Agreements or make it more likely that only one or both Transition Services Agreement would be extended beyond the initial term. This uncertainty creates challenges for the Company in managing its corporate resources and increases the risk that the Company will be required to provide the same scope of services under the Transition Services Agreements but for less revenue based on a lower store and distribution center count and/or termination of one Transition Services Agreement. The impact of the Transition Services Agreements on the Company’s results of operations depends on the revenue being received by the Company and the Company’s ability to manage the costs of providing the required level of services. Any decrease in the revenue received by the Company under the Transition Services Agreements could adversely impact the Company’s results of operations, including if the Company is not able to manage its cost structure and overhead to appropriately correspond to the loss in revenue.

The Company’s ability to continue to perform services under the Transition Services Agreements at the applicable service level will depend partly on its ability to attract and retain qualified personnel. Retaining such personnel may be more difficult in connection with an actual or perceived wind down of the Transition Services Agreements. A shortage of qualified employees who devote time to services under the Transition Services Agreements could increase the Company’s costs and decrease the Company’s ability to effectively serve its customers under the Transition Services Agreements. While the Company has limited its indemnification obligations for these services, the Company could face claims for disruptions or other impacts to the businesses of Albertson’s LLC and NAI.

The Company also entered into an Operating and Supply Agreement with NAI under which the Company operates a warehouse/distribution center owned by NAI. The Company provides wholesale distribution of products to certain NAI banners and to certain of the Company’s independent retail customers from this warehouse/distribution center. This agreement may be terminated by either party on 24 months’ notice.

Disruptions to the Company’s information technology systems, including cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect the Company’s business and results of operations.

The efficient operation of the Company’s businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Information systems are vulnerable to security breach by computer hackers and cyber terrorists. The Company relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on the Company’s information systems, and continues to invest in maintaining and upgrading the systems and applications to ensure risk is controlled. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason, including any inability to access data stored in these systems, could disrupt the Company’s business and could result in decreased performance and increased overhead costs, causing the Company’s business and results of operations to suffer.

Additionally, the Company’s businesses involve the receipt and storage of sensitive data, including personal information about the Company’s customers and employees and proprietary business information of the Company and its customers and vendors. The Company may also share information with vendors that assist the Company in conducting its business, as required by law, with the permission of the individual or as permitted under the Company’s privacy policy. As a merchant that accepts debit and credit cards for payment, the Company is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, the Company is also subject to compliance with American National Standards Institute data encryption standards, and payment network security operating guidelines. The Company currently complies with PCI DSS version 2.0; however, the Company will be required to comply with the new PCI DSS version 3.0 by January 1, 2015.

Despite compliance with these standards and the utilization of other information security measures, the Company cannot be certain that all of its IT systems or the IT systems of its vendors are or will be able to prevent, contain or detect any cyber-attacks or security breaches from known malware, malware that may be developed in the future or otherwise. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect, and therefore, the Company may be unable to anticipate these attacks or implement adequate preventive measures. Additionally, unauthorized parties may attempt to gain access to the Company’s or a vendor’s systems or facilities through fraud, trickery or other forms of deception involving the Company’s employees or vendors. To the extent that any attack or breach results in the loss, damage or misappropriation of information, the Company may be adversely affected by claims from customers, financial institutions, payment card associations, stockholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities. The Company’s operations could also be significantly disrupted by these claims, as well as by the need to spend significant time and expense to fix or replace its systems. The Company could also lose credibility with its customers and suffer damage to its reputation and future sales. In addition, the cost of complying with stricter privacy and information security laws and standards, including PCI DSS version 3.0, and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and the Company could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems.

Customers are increasingly using computers, tablets, mobile phones and other devices to shop in stores and online and provide feedback and public commentary on their shopping experience, including prices. Multichannel retailing is rapidly evolving. If the Company does not keep pace with changing customer expectations and new developments and technology investments by its competitors, the Company’s ability to compete and results of operations could be adversely affected. In addition, if the customer-facing technology systems do not reliably function as designed, the Company may experience a loss of customer confidence or data security breaches or be exposed to fraudulent purchases, which, if significant, could adversely affect the Company’s reputation and results of operations.

The Company’s businesses are subject to laws and governmental regulations that could adversely impact the Company’s financial condition and results of operations.

The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, equal employment opportunity, public accessibility, employee benefits, wages and hours worked and licensing for the sale of food, drugs and alcoholic beverages, among others. The Company’s inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may adversely impact the Company’s business operations and prospects for future growth and its ability to participate in federal and state healthcare programs. In addition, the Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on the Company’s future business. They may, however, impose additional requirements or restrictions on the products the Company sells, require that the Company recall or discontinue sale of certain products, make substantial changes to the Company’s facilities or operations, or otherwise result in changes to the manner in which the Company operates its businesses. Any or all of such requirements may adversely affect the Company’s financial condition and results of operations.

The Company’s supplier base includes domestic and foreign suppliers, and the Company has a limited number of licensed stores in foreign countries. Accordingly, political or financial instability in these foreign countries, changes in U.S. and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations could adversely impact the Company’s financial condition and results of operations. In addition, the Company is required to comply with laws and regulations governing ethical, anti-bribery and similar business practices. The Company may choose to pursue further expansion into international markets. If the Company seeks and attains a larger international footprint, it would be required to comply with additional foreign laws and regulations. Any failure to comply with these laws or regulations could result in civil and/or criminal sanctions and could adversely affect the Company’s financial condition and results of operations.

Food and drug safety issues and related unfavorable publicity could adversely affect the Company’s operating results.

There is increasing governmental scrutiny and public awareness regarding food and drug safety. The Company may be adversely affected if consumers lose confidence in the safety and quality of the Company’s food and drug products. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness or injury may result in product liability claims, penalties and enforcement actions from government agencies and a loss of consumer confidence. In addition, adverse publicity about these types of concerns whether valid or not, may discourage consumers from buying the Company’s products or cause production and delivery disruptions, which may adversely affect the Company’s financial condition and results of operations. It may be necessary for the Company to recall unsafe, contaminated or defective products. Recall costs and product liability claims can be material. While the Company generally seeks contractual indemnification and insurance coverage from its suppliers, it might not be able to recover these significant costs from its suppliers.

The Company’s businesses may become subject to legal proceedings that may adversely affect the Company’s financial condition and results of operations.

The Company’s businesses are subject to the risk of legal proceedings by employees, unions, consumers, customers, suppliers, stockholders, governmental agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in the Company’s businesses, regardless of whether the allegations are valid or whether the Company is ultimately found liable. As a result, litigation may adversely affect the Company’s financial condition and results of operations. See also “Item 3—Legal Proceedings” below.

Severe weather and natural disasters may harm the Company’s business.

Severe weather conditions such as hurricanes, earthquakes, floods, extended winter storms or tornadoes, as well as other natural disasters, in areas in which the Company has stores or distribution facilities or from which the Company obtains products may cause physical damage to the Company’s properties, closure of one or more of the Company’s stores or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company’s distribution centers or stores, a reduction in customer volume and a reduction in the availability of products in the Company’s stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

Disruption to the supply chain and distribution network could have an adverse impact on the Company’s sales and operating results.

The Company’s sales and operating results could be adversely impacted if the Company is not able to provide goods to the Company’s stores and its customers’ stores in a timely and cost-effective manner, to maintain continued supply, pricing or access to new products or to identify alternative sources of merchandise without delay and at similar cost and quality levels. Factors that may disrupt the Company’s ability to maintain an uninterrupted supply chain and distribution network include weather, product recalls, crop conditions, regulatory actions, political or financial instability for suppliers, transportation interruptions, labor supply or stoppages or vendor defaults or disputes, as well as other risk factors mentioned, any of which could also have an adverse effect on the Company’s sales and operating results. Disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could also negatively affect the Company’s business.

Changes in the military commissary system or decreases in governmental funding could negatively impact the sales and operating performance of the Company’s military business.

The Company’s Independent Business segment sells and distributes grocery products to military commissaries and exchanges in the United States. The Company’s military business faces competition from large national and regional food distributors as well as smaller food distributors. Due to the narrow margins in the military food distribution industry, it is of critical importance for distributors to achieve economies of scale. Any material changes in the commissary system, the level of governmental funding to the Defense Commissary Agency (“DeCA”), military staffing levels, or the locations of bases may have a corresponding impact on the sales and operating performance of the Company’s military business. Mandated reductions in government expenditures, including those imposed as a result of sequestration, may impact the level of funding to the DeCA and could have a material impact on the Company’s operations.

The Company’s insurance and self-insurance programs may not be adequate to cover future claims.

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, director and officer liability, property risk, cyber and privacy risks and employee healthcare benefits. The Company estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns.

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

Volatility in fuel and energy costs and risk associated with compressed the natural gas pilot program could adversely affect the Company’s results of operations.

The Company’s operations are dependent on the availability of a significant amount of energy and fuel to store and transport products. Energy and fuel costs are influenced by international, political and economic circumstances and have experienced volatility over time. To reduce the impact of volatile fuel and energy costs, the Company has entered into contracts to purchase fuel, electricity and natural gas at fixed prices to satisfy a portion of its expected needs. Additionally, the Company has invested in 35 semitrailer trucks powered by compressed natural gas. In the recent past, the price of natural gas has been volatile, and this volatility may continue. Additionally, having compressed natural gas equipment and a fueling station entails inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in flows of natural gas, fires, explosions and other damages, and could subject the Company to additional regulation. The Company is closely monitoring this pilot program and may expand it to additional distribution centers in the future. Volatility in fuel and energy costs that exceeds offsetting contractual arrangements, or failure to recognize the anticipated benefits from the compressed natural gas pilot program, could adversely affect the Company’s results of operations.

Impairment charges for goodwill or other intangible assets may adversely affect the Company’s financial condition and results of operations.

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

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its weighted average cost of capital, future revenue, profitability, cash flows, fair value of assets and liabilities, as well as other assumptions. These estimates may be affected by significant variability, including potential changes in economic, industry or market conditions, changes in business operations and market strategies, changes in competition or changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

The Company’s stock price is subject to market and other conditions and may be volatile.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors. These factors, some of which may be beyond the Company’s control, include the perceived prospects and actual operating results of the Company’s business; changes in estimates of the Company’s operating results by analysts, investors or the Company; the Company’s actual operating results relative to such estimates or expectations; actions or announcements by the Company or its competitors; litigation and judicial decisions; legislative or regulatory actions; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of the Company’s common stock for reasons unrelated to the Company’s operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Total Independent Business distribution center square footage as of February 22, 2014 was approximately 12 million, of which 16 percent was leased, comprised of 7 million used to provide wholesale distribution to independent retail customers, of which 6 percent was leased, and 5 million used to provide wholesale distribution to independent retail customers and Company-operated retail stores in the Retail Food segment, of which 30 percent was leased. Total Save-A-Lot corporate-owned store square footage as of February 22, 2014 was approximately 6 million, of which 93 percent was leased. The Company’s Save-A-Lot operations are supplied by distribution centers with total square footage of 5 million, of which approximately 27 percent was leased, as of February 22, 2014. Total Retail Food retail store square footage was 11 million, of which approximately 84 percent was leased, and dedicated distribution center square footage was approximately 1 million related to an owned facility which provides wholesale distribution to a Retail Food banner, as of February 22, 2014.

In addition to its principal executive offices in Eden Prairie, Minnesota, the Company maintains store support centers in Boise, Idaho (which is owned by NAI and leased to the Company, but at which the Company has employees and provides services to NAI and Albertson’s LLC) and St. Louis, Missouri. The Company’s properties are in good condition, well maintained and suitable to carry on its business. Additional information on the Company’s properties can be found in Part I, Item 1 of this Annual Report on Form 10-K.

Substantially all of the Company’s owned and ground-leased real estate are subject to mortgages to secure the Company’s bank credit facilities.

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

In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc.; and Carolina Services in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS.

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs appealed these decisions. On February 12, 2013, the Eighth Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the Eighth Circuit for an En Banc Rehearing. On June 7, 2013, the Eighth Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation which was not successful in resolving the matter. On November 21, 2013, the Eighth Circuit held a hearing on plaintiffs’ appeal from the Class Certification denial and Summary Judgment decisions. The Eighth Circuit took the matter under advisement. On December 13, 2013, the District Court granted the Company’s motion to stay the proceedings at the District Court, pending a decision on the second Eighth Circuit appeal regarding class certification and summary judgment.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The court granted preliminary approval of the settlement on March 13, 2014. Final approval is subject to the court’s approval, which the parties expect to seek in July 2014. The Company recorded a litigation settlement charge of $5 before tax ($3 after tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 18, 2014, there were 18,489 stockholders of record.

Common Stock Price

	Common Stock Price Range				Dividends Declared Per Share
	2014		2013		2014	2013
Fiscal	High	Low	High	Low
First Quarter	$7.11	$3.75	$6.78	$4.05	$—	$0.0875
Second Quarter	8.26	5.76	5.37	1.68	—	—
Third Quarter	8.76	6.07	3.30	1.80	—	—
Fourth Quarter	7.30	5.38	3.95	2.34	—	—

Year	8.76	3.75	6.78	1.68	$—	$0.0875

In July 2012, the Company announced that it had suspended the payment of the regular quarterly dividend. Pursuant to a binding term sheet with the PBGC entered into in connection with the NAI Banner Sale, the Company has agreed not to pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan that were made on or after March 21, 2014 is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s.

Company Purchases of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
December 1, 2013 to December 28, 2013	239	$6.41	—	$—
Second four weeks
December 29, 2013 to January 25, 2014	27	$7.00	—	$—
Third four weeks
January 26, 2014 to February 22, 2014	2,661	$5.58	—	$—

Totals	2,927	$5.66	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2014 contains three 28-day periods.

(2)	These amounts represent the deemed surrender by participants in the Company’s compensatory stock plans of 2,927 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2009 to the end of fiscal 2014 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN AMONG

SUPERVALU, S&P 500 AND PEER GROUP (1)

February 27, 2009 through February 22, 2014 (2)

Date	SUPERVALU	S&P 500	Peer Group (3)
	(in dollars)
February 27, 2009	$100.00	$100.00	$100.00
February 26, 2010	$101.86	$153.62	$113.42
February 25, 2011	$59.09	$187.25	$112.18
February 24, 2012	$47.44	$197.94	$127.03
February 22, 2013	$28.36	$224.70	$153.73
February 21, 2014	$44.94	$278.05	$171.50

(1)	Total return assuming $100 invested on February 27, 2009 and reinvestment of dividends on the day they were paid.

(2)	The Company’s fiscal year ends on the last Saturday in February.

(3)	The Company’s peer group consists of Delhaize Group SA, Koninklijke Ahold NV, The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars and shares in millions, except percent and per share data)	2014 (52 weeks)	2013 (52 weeks)	2012 (52 weeks)	2011 (52 weeks)	2010 (52 weeks)
Results of Operations
Net sales (1)	$17,155	$17,139	$17,383	$17,407	$18,274
Gross profit (1)	2,532	2,336	2,457	2,450	2,625
Goodwill and intangible asset impairment charges	—	6	92	110	—
Operating earnings (loss) (2)	418	(157)	96	(30)	289
Net earnings (loss) from continuing operations (2)(3)	6	(263)	(110)	(200)	50
Net earnings (loss)	182	(1,466)	(1,040)	(1,510)	393
Net earnings (loss) from continuing operations per share—diluted (2)(3)	0.02	(1.24)	(0.52)	(0.94)	0.24
Financial Position of Continuing Operations
Working capital (4)	254	38	(169)	(269)	(461)
Total assets (5)	4,374	4,563	5,057	5,062	5,390
Total debt and capital lease obligations	2,777	2,889	3,226	3,654	3,620
Stockholders’ (deficit) equity	(738)	(1,415)	21	1,340	2,887
Other Statistics
Dividends declared per share	$—	$0.0875	$0.3500	$0.3500	$0.6100
Weighted average shares outstanding—diluted (6)	258	212	212	212	213
Depreciation and amortization	$302	$365	$355	$354	$368
Capital expenditures (7)	$113	$241	$403	$323	$338
Adjusted EBITDA (8)	$772	$493	$574	$526	$680
Stores Supplied and Operated:
Independent Business Primary Stores	1,819	1,901	1,948	1,902	1,944
Independent Business Secondary Stores	424	441	765	796	549
Save-A-Lot licensee stores	948	950	935	899	859
Save-A-Lot corporate stores	382	381	397	381	333
Retail Food stores	190	191	191	193	201

Total number of stores	3,763	3,864	4,236	4,171	3,886

(1)	The Company earned $42, $47, $50 and $66 of fees under a transition service agreement in fiscal 2013, 2012, 2011 and 2010, respectively, which were previously recorded as reductions of selling and administrative expenses, but are now recorded within Net sales as presented above. Refer to Note 1 – Summary of Significant Accounting Policies within Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)	Pre-tax items recorded in fiscal 2014 included $46 of severance costs and accelerated stock-based compensation charges, $16 of non-cash asset impairment and other charges, $6 of contract breakage and other costs, a $5 legal settlement charge, and a $3 multi-employer pension withdrawal charge, offset in part by a $15 gain on sale of property.

Pre-tax items recorded in fiscal 2013 included $227 of non-cash asset impairment and other charges, $36 of severance costs and a multiemployer pension withdrawal charge, $22 of store closure impairment charges and costs and $6 of non-cash intangible asset impairment charges, offset in part by $10 in a cash settlement received from credit card companies.

Pre-tax items recorded in fiscal 2012 included $92 of non-cash goodwill impairment charges and severance costs of $15.

Pre-tax items recorded in fiscal 2011 included $110 of non-cash goodwill impairment charges, $49 of store closures and retail market exit charges and costs, and $38 of charges for severance, labor buyout and other costs.

Pre-tax items recorded in fiscal 2010 included $36 of charges for retail market exits in Cincinnati and fees received of $13 from the early termination of a supply agreement.

(3)	Pre-tax items recorded in fiscal 2014 included $99 of non-cash unamortized financing cost charges and original issue discount acceleration and $75 of debt refinancing costs, both reflected within interest expense, net.

A pre-tax item recorded in fiscal 2013 included $22 of non-cash unamortized financing charges within interest expense, net.

(4)	Working capital of continuing operations is calculated using the first-in, first-out method (“FIFO”), after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve for each year is as follows: $202 for fiscal 2014, $211 for fiscal 2013, $207 for fiscal 2012, $185 for fiscal 2011 and $181 for fiscal 2010. Current assets of discontinued operations at the end of each fiscal year were as follows: $0 for fiscal 2014, $1,494 for fiscal 2013, $1,616 for fiscal 2012, $1,739 for fiscal 2011 and $2,007 for fiscal 2010. Current liabilities of discontinued operations at the end of each fiscal year were as follows: $0 for fiscal 2014, $2,701 for fiscal 2013, $1,606 for fiscal 2012, $1,651 for fiscal 2011 and $1,821 for fiscal 2010.

(5)	Total assets of continuing operations is calculated as Total assets of the Company excluding Current assets of discontinued operations and Long-term assets of discontinued operations.

(6)	Weighted average shares outstanding—diluted, as presented here, represents the diluted weighted average shares outstanding utilized in the computation of Net earnings (loss) from continuing operations per share—diluted.

(7)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions.

(8)	Adjusted EBITDA is a non-GAAP financial measure that the Company provides as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Refer to the “Non-GAAP Financial Measures” section of Part II, Item 7 of this Annual Report on Form 10-K for a reconciliation to the applicable GAAP (defined below) financial measure and additional information regarding the Company’s use of non-GAAP financial measures.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

On March 21, 2013, the Company completed the sale of its wholly-owned subsidiary, New Albertson’s, Inc. (“NAI”), including the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market retail banners (the “NAI Banners”), to AB Acquisition LLC (“AB Acquisition”), an affiliate of a Cerberus Capital Management, L.P. (“Cerberus”)-led consortium (the “NAI Banner Sale”). As a result of the NAI Banner Sale, the Company has classified the operations attributable to NAI as discontinued operations for all fiscal years presented.

In connection with the NAI Banner Sale, the Company entered into various agreements with regard to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) and operating and supply agreements. These agreements have initial terms that range from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The TSA with Albertson’s LLC includes a one-year transitional fee of $60 payable during the first year which has been reflected in Net sales for fiscal 2014.

On March 26, 2013, the Company also announced reductions to its workforce by an estimated 1,100 positions, including current positions and open jobs. This reduction was completed by the end of fiscal 2014.

During fiscal 2014, the Company recast the segment presentation of certain corporate administrative expenses and revised the presentation of related fees earned under the TSA, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to reflect the structure under which the Company is now being managed. These changes primarily resulted in the recast of net expenses from Retail Food to Corporate for all periods presented.

In addition, during fiscal 2014, the Company revised its presentation of fees earned under the TSA. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses. Those fees are now reflected as revenue, within Net sales of Corporate, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings, Earnings (loss) from continuing operations before income taxes, Net earnings (loss), cash flows or financial position for any period reported.

SUPERVALU is one of the largest wholesale distributors to independent retail customers across the United States. The Company leverages its distribution operations by providing wholesale distribution and logistics service solutions to its independent retail customers through its Independent Business segment. The Independent Business segment directly and indirectly serves approximately 2,240 stores across the country and continues to target business growth through affiliating new customers while managing expenses, including the organization of our distribution network.

The Company’s Save-A-Lot format is one of the nation’s largest hard discount grocery retailers by store count, with approximately 1,330 owned and licensed stores. The Company is focused on the expansion of the Save-A-Lot format through new store development and growth of its licensee network. Within the existing store network, Save-A-Lot continues to drive sales through its meat and produce programs and other enhancements, while working to strengthen its relationships with its licensees.

As of February 22, 2014 SUPERVALU’s Retail Food business operated 190 traditional grocery stores under five regionally-based banners: Cub Foods, Shoppers Food & Pharmacy, Shop ‘n Save, Farm Fresh and Hornbacher’s. To better address customer needs at the local level, management has introduced a de-centralized model. The initial phase of the model store program within the Retail Food segment is now complete, which the Company believes has improved the overall customer shopping experience.

Management continues to focus on simplifying the Company’s operations with a view towards driving top-line sales while managing the Company’s cost structure. These actions are being done as part of the continued focus on the Company’s long-term plans to increase sales and operating cash flow, improve its balance sheet and generate returns for its stockholders.

The Company will continue to be challenged by the slow rate of economic improvement and the competitive markets in which the Company operates. Management expects consumer spending to be pressured by the overall economic environment, and operating results for the Company will continue to be impacted in a highly competitive and price-sensitive marketplace.

RESULTS OF OPERATIONS

The following discussion summarizes operating results in fiscal 2014 compared to fiscal 2013 and for fiscal 2013 compared to fiscal 2012.

(In millions, except per share data)	February 22, 2014 (52 weeks)		February 23, 2013 (52 weeks)		February 25, 2012 (52 weeks)
Net sales	$17,155	100.0%	$17,139	100.0%	$17,383	100.0%
Cost of sales	14,623	85.2	14,803	86.4	14,926	85.9

Gross profit	2,532	14.8	2,336	13.6	2,457	14.1
Selling and administrative expenses	2,114	12.3	2,487	14.5	2,269	13.1
Goodwill and intangible asset impairment charges	—	—	6	—	92	0.5

Operating earnings (loss)	418	2.4	(157)	(0.9)	96	0.6
Interest expense, net	407	2.4	269	1.6	247	1.4

Earnings (loss) from continuing operations before income taxes	11	0.1	(426)	(2.5)	(151)	(0.9)
Income tax provision (benefit)	5	—	(163)	(1.0)	(41)	(0.2)

Net earnings (loss) from continuing operations	6	—	(263)	(1.5)	(110)	(0.6)
Income (loss) from discontinued operations, net of tax	176	1.0	(1,203)	(7.0)	(930)	(5.4)

Net earnings (loss)	$182	1.1%	$(1,466)	(8.6)%	$(1,040)	(6.0)%

Basic net earnings (loss) per common share:
Net earnings (loss) per share from continuing operations	$0.02		$(1.24)		$(0.52)
Net earnings (loss) per share from discontinued operations	$0.69		$(5.67)		$(4.39)
Net earnings (loss) per common share	$0.71		$(6.91)		$(4.91)
Diluted net earnings (loss) per common share:
Net earnings (loss) per share from continuing operations	$0.02		$(1.24)		$(0.52)
Net earnings (loss) per share from discontinued operations	$0.68		$(5.67)		$(4.39)
Net earnings (loss) per common share	$0.70		$(6.91)		$(4.91)

Comparison of fiscal 2014 ended February 22, 2014 and fiscal 2013 ended February 23, 2013:

Summary

Consolidated Net sales for fiscal 2014 were $17,155, compared with $17,139 last year. Net earnings from continuing operations for fiscal 2014 were $6, or $0.02 per basic and diluted share, compared with Net loss from continuing operations of $263, or $1.24 per basic and diluted share last year.

Consolidated results for fiscal 2014 include net costs and charges of $235 before tax ($144 after tax, or $0.56 per diluted share), comprised of charges for the write-off of non-cash unamortized financing costs and original issue discount acceleration of $99 before tax ($60 after tax, or $0.24 per diluted share) and debt refinancing costs of $75 before tax ($47 after tax, or $0.18 per diluted share) recorded in Interest expense, net, severance costs and accelerated stock-based compensation charges of $46 before tax ($29 after tax, or $0.11 per diluted share), non-cash asset impairment and other charges of $16 before tax ($11 after tax, or $0.04 per diluted share), contract breakage and other costs of $6 before tax ($2 after tax, or $0.01 per diluted share) and a legal settlement charge of $5 before tax ($3 after tax, or $0.01 per diluted share) recorded in Selling and administrative expenses, and a multi-employer pension withdrawal charge of $3 before tax ($2 after tax, or $0.01 per diluted share) recorded in Gross profit, offset in part by a gain on sale of property of $15 before tax ($10 after tax, or $0.04 per diluted share) recorded in Selling and administrative expenses.

During fiscal 2014, the Company added 40 new stores through new store development, comprised of 10 corporate-operated stores and 30 licensee-operated stores, and closed 42 stores, comprised of 40 licensee-owned stores, one corporate-operated Save-A-Lot store and one Retail Food store lease expiration. Total retail square footage as of the end of fiscal 2014 was approximately 17.4 million, a decrease of approximately 0.3 percent from the end of fiscal 2013. Total retail square footage, excluding actual and planned store dispositions, increased 0.9 percent from the end of fiscal 2013.

Net Sales

Net sales for fiscal 2014 were $17,155, compared with $17,139 last year, an increase of $16. Independent Business net sales were 46.8 percent of Net sales, Save-A-Lot net sales were 24.6 percent of Net sales, Retail Food net sales were 27.1 percent of Net sales and Corporate fees earned under the TSA were 1.5 percent of Net sales for fiscal 2014, compared with 47.6 percent, 24.5 percent, 27.7 percent and 0.2 percent, respectively, for last year.

Net sales for fiscal 2014 include fees earned under the TSA of $240, compared with $42 last year, an increase of $198. The net sales increase reflects a higher number of stores and distribution centers supported under the TSA following the NAI Banner Sale in March of 2013, and an incremental $60 one-year transition fee earned under the TSA in fiscal 2014.

Independent Business net sales for fiscal 2014 were $8,036, compared with $8,166 last year, a decrease of $130 or 1.6 percent. The decrease is primarily due to lower sales to existing customers including military and two larger lost accounts, offset in part by net new business including sales to one NAI banner.

Save-A-Lot net sales for fiscal 2014 were $4,228, compared with $4,195 last year, an increase of $33 or 0.8 percent. The increase is primarily due to an increase of $148 in sales due to new store openings and positive network identical store sales of 0.2 percent or $9 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions), offset in part by a decrease of $124 in sales due to store dispositions.

Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 2.6 percent or $41 for fiscal 2014. Save-A-Lot corporate identical store sales performance was primarily a result of a 1.9 percent increase in average basket size and a 0.7 percent increase in customer count.

Retail Food net sales for fiscal 2014 were $4,651 compared with $4,736 last year, a decrease of $85 or 1.8 percent. The decrease is primarily due to negative identical store sales of 1.5 percent or $71 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and a decrease in fuel sales of $11. Retail Food negative identical store sales performance was primarily a result of a 1.7 percent customer count decline attributable to a continued price-focused, competitive environment, offset in part by a 0.2 percent increase in average basket size.

Gross Profit

Gross profit for fiscal 2014 was $2,532, compared with $2,336 last year, an increase of $196 or 8.4 percent. Gross profit benefited from incremental fees of $198 earned under the TSA, $34 of cost reduction initiatives including lower employee-related costs, $27 of lower logistics costs, $13 of a LIFO charge decrease, $7 of higher fees from new product introductions net of lower independent retail customer fees and $6 of higher professional services income from services provided to independent retail customers, offset in part by $30 of incremental investments to lower prices to customers, $28 of higher shrink, $22 of lower sales volume and $6 of higher advertising costs. Gross profit for fiscal 2014 also includes a multi-employer pension plan withdrawal charge of $3. Gross profit as a percent of Net sales was 14.8 percent for fiscal 2014, compared with 13.6 percent last year. The increase in Gross profit rate is primarily a result of incremental TSA fees earned.

Independent Business gross profit as a percent of Independent Business net sales was 4.8 percent for fiscal 2014, compared with 4.5 percent last year. The 30 basis point increase in Independent Business gross profit rate is primarily due to $13 of lower logistics costs, $7 of higher fees from new product introductions net of lower independent retail customer fees and $6 of higher professional services income from services provided to independent retail customers, offset in part by a $3 multi-employer pension plan withdrawal charge.

Save-A-Lot gross profit as a percent of Save-A-Lot net sales was 15.4 percent for fiscal 2014, compared with 15.9 percent last year. The 50 basis point decrease in Save-A-Lot gross profit rate is primarily due to $12 of incremental investments to lower prices to customers, $8 of higher shrink and $3 of higher advertising costs.

Retail Food gross profit as a percent of Retail Food net sales was 27.0 percent for fiscal 2014, compared with 26.7 percent last year. The 30 basis point increase in Retail Food gross profit rate is primarily due to $34 of benefits from cost reduction initiatives including lower employee-related costs, $14 of lower logistics costs and $11 of a LIFO charge decrease, offset in part by $20 of higher shrink, $17 of incremental investments to lower prices to customers and $3 of higher advertising costs.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2014 were $2,114 compared with $2,487 last year, a net decrease of $373 or 15.0 percent. Selling and administrative expenses for fiscal 2014 includes net charges and costs of $58, comprised of severance costs and accelerated stock-based compensation charges of $46, asset impairment and other charges of $16, contract breakage and other costs of $6 and a legal settlement charge of $5, offset in part by a gain on sale of property of $15. Selling and administrative expenses for fiscal 2013 included net charges and costs of $275, comprised of asset impairment and other charges of $227, severance costs and a multi-employer pension plan withdrawal charge of $36 and store closure charges of $22, offset in part by a cash settlement received from credit card companies of $10. When adjusted for these items, the remaining net reduction in Selling and administrative expenses of $156 is primarily due to benefits from cost reduction initiatives, including $57 of reduced occupancy related costs principally due to lower depreciation expense, $48 of reduced consulting fees and $40 of lower employee-related costs, $20 of lower sales volume primarily in Retail Food and $7 of lower property reserves and other administrative expense, offset in part by $16 of increased insurance costs.

Selling and administrative expenses for fiscal 2014 were 12.3 percent of Net sales, compared with 14.5 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales for fiscal 2014 includes 30 basis points from net charges and costs of $58 described immediately above. Selling and administrative expenses as a percent of Net sales for fiscal 2013 includes 160 basis points from net charges and costs of $275 described immediately above. After adjusting for the above items, the remaining 90 basis points net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to cost reduction initiatives, including occupancy related costs including lower depreciation expense, reduced consulting fees and lower employee-related costs, offset in part by increased insurance costs. As described in Part II, Item 8 of this Annual Report on Form 10-K, Note 1 – Summary of Significant Accounting Policies, Selling and administrative expenses in all periods presented no longer include reductions attributable to TSA fees earned.

Goodwill and Intangible Asset Impairment Charges

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

During fiscal 2014 and 2013, the Company performed reviews of goodwill and intangible assets with indefinite useful lives for impairment. The fiscal 2014 reviews indicated that the carrying value of goodwill and intangible assets with indefinite useful lives had fair values in excess of their carrying values. The fiscal 2013 reviews indicated that goodwill had fair value in excess of its carrying value, but that an Independent Business indefinite-lived tradename was impaired, which resulted in a non-cash impairment charge of $6.

Operating Earnings (Loss)

Operating earnings for fiscal 2014 were $418, compared with an Operating loss of $157 last year, an increase of $575 or 366 percent. Operating earnings for fiscal 2014 include net charges and costs of $61, comprised of severance costs and accelerated stock-based compensation costs, asset impairment and other charges, contract breakage and other costs, a legal settlement charge and a multi-employer pension plan withdrawal charge, offset in part by a gain on sale of property. Operating earnings for fiscal 2013 included net charges and costs of $281, comprised of asset impairment and other charges, severance costs and a multi-employer pension plan withdrawal charge, store closure charges and an intangible asset impairment charge, offset in part by a cash settlement received from credit card companies. When adjusted for these items, the remaining $355 increase in Operating earnings is primarily due to $198 of incremental TSA fees earned related to administrative support of divested NAI banner operations, $178 of benefits from cost reduction initiatives including lower occupancy costs, employee-related costs and reduced consulting fees, $29 of lower logistics costs, $13 of a LIFO charge decrease, $7 of higher fees from new product introductions net of lower independent retail customer fees, $6 of lower other administrative expense and $6 of higher professional services income from services provided to independent retail customers, offset in part by $30 of incremental investments to lower prices to customers, $28 of higher shrink, $16 of increased insurance costs, $6 of higher advertising costs and $2 of lower sales volume.

Independent Business operating earnings for fiscal 2014 were $235, or 2.9 percent of Independent Business net sales, compared with $199, or 2.4 percent of Independent Business net sales last year. Independent Business operating earnings for fiscal 2014 include net charges and costs of $8, comprised of severance costs and accelerated stock-based compensation costs of $17, a multi-employer pension plan withdrawal charges of $3, asset impairment and other charges of $2 and contract breakage costs of $1, offset in part by a gain on sale of property of $15. Independent Business operating earnings for fiscal 2013 included severance costs and accelerated stock-based compensation charges of $12, non-cash intangible asset impairment charges of $6 and asset impairment and other charges of $5. When adjusted for these items, the remaining $21 increase in Independent Business operating earnings is primarily due to $21 of lower logistics and occupancy costs, $7 of higher fees from new product introductions net of lower independent retail customer fees, $6 of higher professional services income from services provided to independent retail customers, $3 of lower bad debt expense and $2 of a LIFO charge decrease, offset in part by $14 of higher allocated corporate overhead costs, including employee-related costs, and $4 of lower sales volume.

Save-A-Lot operating earnings for fiscal 2014 were $167, or 3.9 percent of Save-A-Lot net sales, compared with $143, or 3.4 percent of Save-A-Lot net sales last year. Save-A-Lot operating earnings for fiscal 2014 include charges and costs of $10, comprised of a legal settlement charge of $5, asset impairment charges of $3 and severance costs of $2. Save-A-Lot operating earnings for fiscal 2013 included store closure and asset impairment charges of $35. When adjusted for these items, the remaining $1 decrease in Save-A-Lot’s operating earnings is primarily due to $12 of incremental investments to lower prices to customers, $8 of higher shrink and $3 of higher advertising costs, offset in part by $13 of cost reduction initiatives, including reduced consulting fees, and $9 of other lower administrative expenses.

Retail Food operating earnings for fiscal 2014 were $72, or 1.6 percent of Retail Food net sales, compared with an operating loss of $160 or 3.4 percent of Retail Food net sales last year. Retail Food operating earnings for fiscal 2014 include charges and costs of $19, comprised of asset impairment and other charges of $9, severance costs and accelerated stock-based compensation charges of $8 and contract breakage costs of $2. Retail Food operating loss for fiscal 2013 included net charges of $202, comprised of asset impairment and other charges of $203, severance costs and accelerated stock-based compensation charges of $5, a multi-employer pension plan withdrawal charge of $4, offset in part by a gain on cash settlement received from credit card companies of $10. When adjusted for these items, the remaining $49 increase in Retail Food’s operating earnings is primarily due to $83 of cost reduction initiatives including lower depreciation expense and reduced consulting fees, $14 of lower logistics costs and $11 of a LIFO charge decrease, offset in part by $20 of higher shrink, $17 of incremental investments to lower prices to customers, $11 of higher insurance costs, $8 of lower lease reserve benefits and $3 of higher advertising costs.

Corporate operating loss for fiscal 2014 was $56, compared with $339 last year. Corporate expenses for fiscal 2014 include costs and charges of $24, comprised of severance costs and accelerated stock-based compensation charges of $19, contract breakage and other costs of $3 and asset impairment charges of $2. Corporate expenses for fiscal 2013 included costs and charges of $21, comprised of severance costs of $15 and asset impairment and other charges of $6. When adjusted for these items, the remaining $286 net improvement in Corporate operating loss was primarily due to the $198 of incremental fees received under the TSA and $89 of cost reduction initiatives including lower employee-related costs.

Interest Expense, Net

Interest expense, net for fiscal 2014 was $407, compared with $269 last year, primarily reflecting the unamortized financing cost charges and original issue discount acceleration of $99 and debt refinancing costs of $75 related to the Company’s Refinancing Transactions, the Term Loan Amendment and the Debt Tender Offer discussed under “Liquidity and Capital Resources” below. Interest expense, net for fiscal 2013 included a $22 charge for the write-off of unamortized financing costs in connection with the debt refinancing transaction completed during the second quarter of fiscal 2013. When adjusted for these items, the remaining Interest expense, net decrease is due to lower average interest rates on outstanding borrowings.

Income Tax Provision (Benefit)

Income tax expense for fiscal 2014 was $5, or 50.6 percent of income before income taxes, compared with an income tax benefit of $163, or 38.4 percent of loss before income taxes, last year. The tax rate for fiscal 2014 included certain insignificant discrete tax items that together gave rise to the difference between the combined federal and state statutory tax rates and the effective tax rate. Income tax benefit for fiscal 2013 reflects the operating losses arising during the period and an overall effective tax rate approximating the combined federal and state statutory tax rate.

Net Earnings (Loss) from Continuing Operations

Net earnings from continuing operations for fiscal 2014 was $6, or $0.02 per basic and diluted share, compared with a net loss of $263, or $1.24 per basic and diluted share last year. Net earnings from continuing operations for fiscal 2014 includes net costs and charges of $235 before tax ($144 after tax, or $0.56 per diluted share). Net loss from continuing operations for fiscal 2013 included net charges and costs of $303 before tax ($187 after tax, or $0.88 per diluted share). When adjusted for these items, the remaining $226 increase in Net earnings from continuing operations ($0.94 per diluted share) is primarily due to $117 after tax ($0.50 per diluted share) of incremental TSA fees earned related to administrative support of divested NAI banners, $105 after tax ($0.44 per diluted share) of benefits from cost reduction initiatives including lower employee-related costs, lower depreciation expense and reduced consulting fees, $17 after tax ($0.07 per diluted share) of lower logistics costs, $8 after tax ($0.03 per diluted share) of a lower interest expense, $8 after tax ($0.03 per diluted share) of a LIFO charge decrease and $6 after tax ($0.02 per diluted share) of net other administrative expense, offset in part primarily by $18 after tax ($0.07 per diluted share) of incremental investments to lower prices to customers and $17 after tax ($0.07 per diluted share) of higher shrink.

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

Net sales of discontinued operations were $1,235 for fiscal 2014, compared with $17,230 for last year. The net sales for fiscal 2014 reflect sales for the 4-week period from February 24, 2013, the start of fiscal 2014, to March 21, 2013, the date of the completion of the NAI Banner Sale, whereas net sales for fiscal 2013 reflect such sales for the 52 week period ended February 23, 2013.

Income from discontinued operations, net of tax, was $176 for fiscal 2014, compared with a net loss of $1,203 last year. Results for fiscal 2014 included a pre- tax reduction in the preliminarily estimated loss on the sale of NAI of $90 and discrete tax benefits of $105 primarily resulting from the settlement of Internal Revenue Service audits for the fiscal 2010, 2009 and 2008 tax years, which were offset in part by severance and other costs of $13.

Refer to Note 14—Discontinued Operations and Divestitures in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Comparison of fiscal 2013 ended February 23, 2013 and fiscal 2012 ended February 25, 2012:

Summary

Consolidated net sales for fiscal 2013 were $17,139, compared with $17,383 for fiscal 2012. Net loss from continuing operations for fiscal 2013 was $263, or $1.24 per basic and diluted share, compared with net loss of $110, or $0.52 per basic and diluted share for fiscal 2012.

Consolidated results for fiscal 2013 include net charges of $303 before tax ($187 after tax, or $0.88 per diluted share), comprised of non-cash property, plant and equipment impairment charges of $227 before tax ($140 after tax, or $0.66 per diluted share), employee-related expenses, primarily severance costs and a multi-employer pension withdrawal charge of $36 before tax ($23 after tax, or $0.10 per diluted share), write-off of unamortized financing costs of $22 before tax ($14 after tax, or $0.07 per diluted share), store closure costs of $22 before tax ($13 after tax, or $0.06 per diluted share) and intangible asset impairment charges of $6 before tax ($3 after tax, or $0.02 per diluted share) which were partially offset by a cash settlement received from credit card companies of $10 before tax ($6 after tax, or $0.03 per diluted share).

During fiscal 2013, the Company added 69 new stores through new store development, and closed 70 stores, including planned dispositions, all of which were Save-A-Lot stores. Total retail square footage as of the end of fiscal 2013 was approximately 17.4 million, a decrease of approximately 0.9 percent from the end of fiscal 2012. Total retail square footage, excluding actual and planned store dispositions, increased 2.7 percent from the end of fiscal 2012.

Net Sales

Net sales for fiscal 2013 were $17,139, compared with $17,383 for fiscal 2012, a decrease of $244 or 1.4 percent. Independent Business net sales were 47.6 percent of Net sales for fiscal 2013, Save-A-Lot net sales were 24.5 percent of Net sales, Retail Food net sales were 27.7 percent of Net sales and Corporate fees earned under the TSA were 0.2 percent of Net sales for fiscal 2013, compared with 47.1 percent, 24.3 percent, 28.3 percent and 0.3 percent, respectively, in fiscal 2012.

Independent Business net sales for fiscal 2013 were $8,166, compared with $8,194 for fiscal 2012, a decrease of $28 or 0.3 percent. The decrease is primarily due to lower like sales to existing customers offset in part by increased sales from net new business.

Save-A-Lot net sales for fiscal 2013 were $4,195 compared with $4,221 for fiscal 2012, a decrease of $26 or 0.6 percent. The decrease is primarily due to negative network identical store sales of 3.3 percent or $120 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $111 due to store dispositions, partially offset by an increase of $205 in sales due to new store openings.

Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were negative 5.1 percent or $79 for fiscal 2013. Save-A-Lot corporate identical store sales performance was primarily a result of a 4.1 decrease in customer count and a 1.0 percent decrease in average basket size.

Retail Food net sales for fiscal 2013 were $4,736, compared with $4,921 for fiscal 2012, a decrease of $185, or 3.8 percent. The decrease is primarily due to negative identical store sales of 2.4 percent or $117 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and impacts from decreased fuel sales due to the divestiture of ten fuel centers and planned store dispositions. Retail Food negative identical store sales performance was primarily a result of continued price-focused competitive activity and the challenging economic environment. During fiscal 2013, customer counts declined approximately 1.9 percent while average basket size decreased approximately 0.5 percent driven by moderate levels of inflation and fewer items per customer.

Corporate net sales from transition service agreements for fiscal 2013 was $42, compared with $47 for fiscal 2012, a decrease of $5 or 10.6 percent due to a decline in the number of stores and distribution centers supported.

Gross Profit

Gross profit for fiscal 2013 was $2,336, compared with $2,457 for fiscal 2012, a decrease of $121 or 4.9 percent. The decrease in Gross profit dollars is primarily due to a $39 decline in the Company’s sales volume and declines in gross margin rates within certain of the Company’s business segments. Gross profit, as a percent of Net sales, was 13.6 percent for fiscal 2013 compared with 14.1 percent for fiscal 2012.

Independent Business gross profit as a percent of Independent Business Net sales was 4.5 percent for fiscal 2013 compared to 4.8 percent for fiscal 2012. The 30 basis point decline in Independent Business gross profit is primarily due to a 50 basis point impact from gross margin investment and change in business mix offset in part by a 20 basis point benefit from a lower LIFO charge and lower employee-related expenses.

Save-A-Lot gross profit as a percent of Save-A-Lot Net sales was 15.9 percent for fiscal 2013 compared with 17.1 percent for fiscal 2012. The 120 basis point decrease in Save-A-Lot gross profit rate is primarily due to a 100 basis point impact from competitive price investment with the remaining decrease primarily due to higher advertising costs.

Retail Food gross profit as a percent of Retail Food Net sales was 26.7 percent for fiscal 2013 compared with 26.3 percent for fiscal 2012. The 40 basis point increase in Retail Food gross profit rate is primarily due to higher margins on generic prescriptions, lower LIFO charge and lower employee-related costs.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2013 were $2,487, compared with $2,269 for fiscal 2012, an increase of $218 or 9.6 percent. Included in Selling and administrative expenses is a net $275 charge including non-cash property, plant and equipment impairment charges of $227 predominantly related to abandoned software projects. In addition, Selling and administrative costs included employee-related expenses, comprised primarily of severance costs and a multi-employer pension withdrawal charge of $36 and store closure and exit costs of $22, partially offset by a cash settlement received from credit card companies of $10. When adjusted for these items, the remaining reduction in Selling and administrative expenses is primarily due to lower sales volume.

Selling and administrative expenses for fiscal 2013 were 14.5 percent of Net sales compared to 13.1 percent of Net sales for fiscal 2012. When adjusted for the above items, Selling and administrative expenses for fiscal 2013 were 12.9 percent of Net sales, compared to 13.1 percent of Net sales for fiscal 2012.

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

Operating (Loss) Earnings

The operating loss from continuing operations for fiscal 2013 was $157 compared with operating earnings of $96 for fiscal 2012. The operating loss from continuing operations for fiscal 2013 includes non-cash property, plant and equipment impairment charges of $227, employee-related expenses, primarily severance costs and a multi-employer pension withdrawal charge of $36, store closure costs of $22 and net lower goodwill and intangible asset impairment charges of $86 from fiscal 2012, partially offset by a cash settlement received from credit card companies of $10 before tax. In addition, excluding the above items operating earnings were primarily impacted by unfavorable Gross profit in the Save-A-Lot and Independent Business segments.

Independent Business operating earnings for fiscal 2013 were $199, or 2.4 percent of Independent Business net sales, compared with $254, or 3.1 percent of Independent Business net sales, for fiscal 2012. The $55 decrease in Independent Business operating earnings includes $11 of non-cash property, plant and equipment and intangible asset impairment charges and net $7 of higher severance costs. When adjusted for these items, the $37 decrease is due primarily to gross margin investment and change in business mix partially offset by a lower LIFO charge and lower employee related costs.

Save-A-Lot operating earnings for fiscal 2013 were $143, or 3.4 of Save-A-Lot net sales, compared with $230, or 5.4 percent of Save-A-Lot net sales, for fiscal 2012. The $87 decrease in Save-A-Lot operating earnings reflects $22 of net charges related to the closure of 22 non-strategic stores and $13 of non-cash property, plant and equipment impairment charges. After adjusting for these charges, the remaining decrease is primarily due to negative gross profit impacts from competitive price investment, higher advertising and shrink costs.

Retail Food operating loss for fiscal 2013 was $160 or negative 3.4 percent of Retail Food net sales compared with an operating loss of $36 or negative 0.7 percent of Retail Food net sales for fiscal 2012, an increase in the operating loss of $124. For fiscal 2013, Retail Food operating loss from continuing operations includes non-cash property, plant and equipment impairment charges of $203 and severance costs and multi-employer pension withdrawal charge of $9, partially offset by a cash settlement received from credit card companies of $10. For fiscal 2012 Retail Food operating loss includes a goodwill impairment charge of $92 and severance costs of $3. When adjusted for these items, the remaining decrease in operating earnings for Retail Food in fiscal 2013 is primarily due to the impact of lower sales volumes.

Corporate operating loss for fiscal 2013 was $339 compared with an operating loss of $352 for fiscal 2012. The $13 decrease in Corporate operating loss includes $7 of asset impairment charges and a net $8 of higher severance costs in fiscal 2013. After adjusting for these charges and costs, the $28 decrease is primarily due to lower business support costs and lower employee–related costs.

Interest Expense, Net

Net interest expense was $269 in fiscal 2013, compared with $247 for fiscal 2012, primarily reflecting the write-off of unamortized financing costs of $22 in connection with the debt refinancing transaction completed during fiscal 2013.

Income Tax Benefit

The Income tax benefit for fiscal 2013 was $163 compared with an Income tax benefit of $41 for fiscal 2012. Income tax benefit for fiscal 2013 and 2012 reflects the operating losses arising during the respective years.

Net Loss from Continuing Operations

Net loss from continuing operations was $263, or $1.24 per basic and diluted share, for fiscal 2013 compared with a Net loss from continuing operations of $110, or $0.52 per basic and diluted share for fiscal 2012. Net loss from continuing operations for fiscal 2013 includes non-cash property, plant and equipment impairment charges of $227 before tax ($140 after tax, or $0.66 per diluted share), employee-related expenses, primarily severance costs and a multi-employer pension withdrawal charge of $36 before tax ($23 after tax, or $0.10 per diluted share), write-off of unamortized financing costs of $22 before tax ($14 after tax, or $0.07 per diluted share), store closure costs of $22 before tax ($13 after tax, or $0.06 per diluted share) and intangible asset impairment charges of $6 before tax ($3 after tax, or $0.02 per diluted share), partially offset by a cash settlement received from credit card companies of $10 before tax ($6 after tax, or $0.03 per diluted share). Fiscal 2012 Net loss from continuing operations includes goodwill impairment charges of $92 before tax ($90 after tax, or $0.43 per basic and diluted share) and employee related severance charges of $15 before tax ($10 after tax, or $0.05 per basic and diluted share). Excluding the above items, the $66 increase in Net loss from continuing operations is primarily the result of unfavorable Gross profit in the Save-A-Lot and Independent Business segments and lower sales volume in the Retail Food and Save-A-Lot segments.

Loss from Discontinued Operations, Net of Income Taxes

As a result of the NAI Banner Sale, the financial results for those operations are now presented as discontinued operations.

Net sales for discontinued operations were $17,230 for fiscal 2013 compared with $18,764 for fiscal 2012, a decrease of $1,534 or 8.2 percent. Sales decreased primarily due to negative identical store sales of 5.0 percent or $887 and the impact of the fuel divestiture of $458. In addition, closed stores net of new stores resulted in decreased net sales of $189.

Loss from discontinued operations, net of tax, for fiscal 2013 was $1,203 compared to $930 in fiscal 2012. Fiscal 2013 included the loss on sale of the NAI banners of $1,273 net of tax, asset impairment and store closure costs of $97 net of tax and professional services costs of $5 net of tax, partially offset by a cash settlement received from credit card companies of $20 net of tax. Fiscal 2012 included goodwill and intangible asset impairment charges of $1,202 net of tax and severance charges of $3 net of tax. When adjusted for these items, the decrease of net income of $123 was primarily due to lower sales volume in identical stores and investments in price.

Refer to Note 14—Discontinued Operations and Divestitures in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Non-GAAP Financial Measures

The Company’s Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”). In addition to the above analysis of results of operations to assess the performance of our businesses, the Company also considers certain other non-GAAP financial measures. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude certain items that are occasionally recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. Management believes the measurements and items identified below are important measures of business performance that provide investors with useful supplemental information. The Company utilizes certain non-GAAP measures to analyze underlying core business trends to understand operating performance. In addition, management utilizes certain non-GAAP measures as a compensation performance measure. Non-GAAP financial measures below should only be considered as an additional supplement to the Company’s financial results reported in accordance with GAAP and should be reviewed in conjunction with the Company’s results reported in accordance with GAAP in this Annual Report on Form 10-K.

Adjusted EBITDA is a non-GAAP supplemental performance measure the Company uses to facilitate operating performance comparisons of our businesses on a consistent basis. Adjusted EBITDA provides additional understanding of other factors and trends affecting our business which are used in the business planning process to understand expected performance, to evaluate results against those expectations, and as one of the compensation performance measures to determine achievement under the guidance of certain compensation programs and plans.

The Company defines Adjusted EBITDA as Net earnings (loss) from continuing operations, plus Income tax provision (benefit), and Interest expense, net calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charges (credit), certain non-recurring or unusual employee-related costs and pension related items, including severance costs, accelerated stock-based compensation charges, multiemployer pension withdrawal charges and other items, charges and costs related to debt financing activities, non-cash asset impairment and other charges and gains (including store closures, market exits and certain gains on the sale of property), goodwill and intangible asset impairment charges, legal settlement charges and gains and contract breakage costs and certain other non-cash charges or unusual items. The non-GAAP items are omitted either because they are non-cash items or are items that are not considered in our supplemental assessment of on-going business performance. Certain of these adjustments are considered in similar supplemental analyses by other companies, such as Depreciation and amortization, LIFO charges and certain other adjustments. Adjusted EBITDA is less disposed to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our underlying operating performance. Depreciation and amortization and LIFO charges utilized in the computation of Adjusted EBITDA include all such expenses reported in accordance with GAAP in the Company’s Consolidated Financial Statements.

Using Adjusted EBITDA as a financial measure contains material limitations including, but not limited to, not reflecting cash expenditures or future requirements for capital expenditures or contractual commitments, changes in working capital, income taxes and debt service expenses that are recurring in our results of operations.

The following summarizes the calculation of Adjusted EBITDA for fiscal 2014, 2013, 2012, 2011 and 2010:

	2014 (52 weeks)	2013 (52 weeks)	2012 (52 weeks)	2011 (52 weeks)	2010 (52 weeks)
Net earnings (loss) from continuing operations	$6	$(263)	$(110)	$(200)	$50
Income tax provision (benefit)	5	(163)	(41)	(60)	16
Interest expense, net	407	269	247	230	223
Depreciation and amortization	302	365	355	354	368
LIFO (credit) charge	(9)	4	16	5	—
Unusual employee-related costs and pension related items	49	36	15	38	—
Asset impairment and other charges, net of gains	1	249	—	49	23
Goodwill and intangible asset impairment charges	—	6	92	110	—
Legal settlement charges (gains)	5	(10)	—	—	—
Contract breakage costs and certain other charges	6	—	—	—	—

Adjusted EBITDA	$772	$493	$574	$526	$680

Comparison of Fiscal 2014 Adjusted EBITDA to Fiscal 2013 Adjusted EBITDA

Adjusted EBITDA increased from fiscal 2013 to fiscal 2014 by $279 primarily due to $198 of incremental TSA fees earned related to shared service center costs to support back office functions related to the NAI Banners. Such costs have been historically incurred as administrative overhead but were not specifically charged to NAI within discontinued operations. Also contributing to the increase in Adjusted EBITDA in fiscal 2014 was $126 of cost savings initiatives including reduced consulting fees and excluding depreciation and amortization expense, $17 of lower logistics costs, $7 of higher fees from new product introductions net of lower independent retail customer fees, $6 of higher professional services income from services provided to independent retail customers and $6 of lower other administrative expense. These improvements were offset in part by $30 of incremental investments to lower prices to customers, $28 of higher shrink, $16 of increased insurance costs, $6 of higher advertising costs and $2 of lower sales volume.

Comparison of Fiscal 2013 Adjusted EBITDA to Fiscal 2012 Adjusted EBITDA

Adjusted EBITDA decreased from fiscal 2012 to fiscal 2013 by $81 primarily due to $41 of incremental investments to lower retail prices to customers and $40 of lower fees from independent retail customers, lower forward buy benefits and higher logistics and advertising expenses.

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

Significant accounting policies are discussed in Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements.

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

The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported gross profit, operating earnings (loss) and inventory amounts. The historical estimates of the Company have been reliable in the past, and the Company believes the methodology will continue to be reliable in the future. Based on previous experience, the Company does not expect significant changes in the level of vendor support. However, if such changes were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, the Company would consider changing the volume, type and frequency of the advertising, which could increase or decrease its advertising expense. Similarly, the Company is not able to assess the impact of vendor advertising allowances on increasing revenues as such allowances do not directly generate revenue for the Company’s stores. For fiscal 2014, a 1 percent change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact gross profit by less than 10 basis points.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

The Company uses one of either replacement cost, weighted average cost, or the retail inventory method (“RIM”) to value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve. As of February 22, 2014 and February 23, 2013, approximately 57 percent and 60 percent, respectively, of the Company’s inventories were valued under the LIFO method.

As of February 22, 2014 and February 23, 2013, approximately 5 percent of the Company’s inventories were valued under the replacement cost method before application of any LIFO reserve. The weighted average cost and RIM methods of inventory valuation together comprised approximately 52 percent and 55 percent of inventory as of February 22, 2014 and February 23, 2013, respectively, before application of any LIFO reserve.

Under the replacement cost method applied on a LIFO basis, the most recent purchase cost is used to calculate the current cost of inventory before application of any LIFO reserve. The replacement cost approach results in inventories valued at the lower of cost or market because of the high inventory turnover and the resulting low inventory days supply on hand combined with infrequent vendor price changes for these items of inventory.

The Company uses one of either cost, weighted average cost, RIM or replacement cost to value certain discrete inventory items under the first-in, first-out method (“FIFO”). The replacement cost approach under the FIFO method is predominantly utilized in determining the value of high turnover perishable items, including produce, deli, bakery, meat and floral.

As of February 22, 2014 and February 23, 2013, approximately 25 percent and 23 percent, respectively, of the Company’s inventories were valued using the cost, weighted average cost and RIM methods under the FIFO method of inventory accounting. The remaining 18 percent and 17 percent of the Company’s inventories as of February 22, 2014 and February 23, 2013, respectively, were valued using the replacement cost approach under the FIFO method of inventory accounting. The replacement cost approach applied under the FIFO method results in inventories recorded at the lower of cost or market because of the very high inventory turnover and the resulting low inventory days supply for these items of inventory.

During fiscal 2014, 2013 and 2012, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2014, 2013 and 2012 purchases. As a result, Cost of sales decreased by $14, $6 and $9 in fiscal 2014, 2013 and 2012, respectively. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $202 and $211 as of February 22, 2014 and February 23, 2013, respectively.

The Company evaluates inventory shortages throughout each fiscal year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.

Long-Lived Assets

The Company monitors the recoverability of its long-lived assets such as buildings and equipment, and tests for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events and circumstances that could prompt the Company to perform a recoverability test include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures.

A recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested.

If impairment is identified for long-lived assets to be held and used, the fair value is compared to the carrying value of the group of assets and an impairment charge is recorded for the excess of the carrying value over the fair value. For long-lived assets that are classified as assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Fair value is based on current market values or discounted future cash flows using Level 3 inputs. The Company estimates fair value based on the Company’s experience and knowledge of the market in which the property is located and, when necessary, utilizes local real estate brokers. The Company’s estimate of undiscounted cash flows attributable to the asset groups includes only future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Long-lived asset impairment charges are a component of Selling and administrative expenses in the Consolidated Statements of Operations.

The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which historically has predominantly been at the geographic market level, but the individual store asset groupings have been assessed in certain circumstances. Independent Business’s long-lived assets are reviewed for impairment at the distribution center level. Save-A-Lot’s long-lived assets are reviewed for impairment at the geographic market level for 11 geographic market groupings of corporate-operated stores and related dedicated distribution centers, and individual corporate store level for 29 individual corporate stores which were part of previous asset groups for which management has determined that the cash flows in those geographic market areas were no longer interdependent. Retail Food’s long-lived assets are reviewed for impairment at the geographic market group level for five geographic market groupings of individual retail stores.

Determinations of geographic markets utilized in grouping assets and the interdependency of cash flows rely on significant judgments by management. A geographic market is generally defined as an area in which the same Company-branded stores operate in close proximity to one another. The Company reviews its long-lived asset groupings at least annually or as facts and circumstances arise during interim periods that indicate a review should occur. The Company conducted reviews during the fourth quarter of fiscal 2014 and 2013. No changes to geographic market asset groupings were made as a result of the fiscal 2014 review. During fiscal 2013, the Company determined it would be more appropriate to evaluate long-lived assets for impairment at the store level for two geographic markets within the Save-A-Lot segment which continued to show higher indicators of economic decline, and which led to revised operating market strategies, such as the identification of a significant number of stores for closure within one geographic market asset group and the determination that Save-A-Lot was no longer expanding or maintaining another geographic market group. As such these geographic market groups were not generating joint cash flows from the operation of the asset group, resulting in the disaggregation of the asset groups. These asset group disaggregations triggered a store-level impairment review within these previous geographic market asset groups, which resulted in a non-cash impairment charge of approximately $8 in fiscal 2013.

Due to the highly competitive environment and ongoing business transformation, the Company will continue to evaluate its long-lived asset policy and current asset groups, to determine if additional modifications to the estimation approach of the Company’s long-lived asset groups are necessary. Future changes to the Company’s assessment of its long-lived asset policy and changes in circumstances, operating results or other events may result in additional asset impairment testing and charges.

During fiscal 2014, an impairment charge of $1 was recorded as a result of the Company’s annual impairment review. Refer to Note 3—Reserves for Closed Properties Property, Plant and Equipment-Related Impairment Charges in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reserve for closed properties and Property, plant and equipment-related impairment charges.

The Company recognized Property, plant and equipment-related impairment charges of $24, $251 and $3 in fiscal 2014, 2013 and 2012, respectively. Refer to Note 3—Reserves for Closed Properties and Property, Plant and Equipment Related Charges in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K

Reserves for Closed Properties

The Company maintains reserves for costs associated with closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 20 years. The Company estimates subtenant rentals and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

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

The Company’s net reserve for closed properties was $47, net of estimated sublease recoveries of $29, as of February 22, 2014, and $61, net of estimated sublease recoveries of $34, as of February 23, 2013.

Goodwill

Goodwill is tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, there is an indication that goodwill impairment exists and a second step is completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The Company’s determination of reporting units considers the quantitative and qualitative characteristics of aggregation of each of the components within the Independent Business, Save-A-Lot and Retail Food operating segments. The significant qualitative and economic characteristics used in determining our components to support their aggregation include types of businesses and the manner in which the components operate, consideration of key impacts to net sales, cost of sales, competitive risks and the extent to which components share assets and other resources. The Company’s reporting units are the operating segments of the business which consist of Independent Business, Save-A-Lot and Retail Food. Goodwill was assigned to the reporting units as of the acquisition date, with no amounts being allocated between reporting units.

The Independent Business reporting unit is comprised of the aggregation of four geographic distribution areas, which are organized based on region components: Eastern, Southeast, Midwest and Northern. In March 2014, Independent Business’s regional components were re-aligned into two geographic distribution areas to further streamline the organization and reduce operating costs, resulting in the combination of the Eastern and Southeast regional components into the East region and the combination of the Midwest and Northern region into the West region. The Company’s hard-discount stores reporting unit is comprised of a single component under one banner: Save-A-Lot. The Company’s Retail Food reporting unit is comprised of the aggregation of five traditional retail food store components under a variety of banners: Cub Foods, Shoppers Food & Pharmacy, Shop ‘n Save, Farm Fresh and Hornbacher’s.

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

The Company’s goodwill attributable to each reporting unit consisted of the following:

Reporting Unit	2014	2013
Independent Business	$710	$710
Save-A-Lot	137	137
Retail Food	—	—

	$847	$847

The Company performed its annual test of goodwill during the fourth quarter of fiscal 2014, utilizing discount rates ranging between 11 percent and 14 percent to discount projected future cash flows for each reporting unit and perpetual growth rates that ranged between 2 percent and 5 percent.

Management performed sensitivity analyses on the fair values resulting from the discounted cash flow analysis utilizing alternate assumptions that reflect reasonably possible changes to future assumptions. Based upon the Company’s analysis of the Independent Business and Save-A-Lot reporting units, a 100 basis point increase in the discount rate utilized in the discounted cash flow analysis would not have resulted in either reporting unit failing step one of the impairment test. Additionally, a 100 basis point decrease in the estimated perpetual sales growth rates utilized in the discounted cash flow analysis would not have resulted in either reporting unit failing the first step of the impairment tests. The fair value of the Company’s Independent Business reporting unit exceeded its carrying value by approximately 75 percent. The fair value of goodwill for the Company’s Save-A-Lot reporting was in excess of 100 percent of the carrying value. If the Company’s stock price experiences a significant and sustained decline, or other events or changes in circumstances, such as a material shortfall of operating results to plan, the Company would reassess the fair value of the Company’s reporting units to their the carrying value.

The Company completed step one of the annual goodwill impairment evaluation during the fourth quarter for fiscal 2014 and 2013 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required for fiscal 2014 and 2013.

During fiscal 2012, the Company recorded a non-cash impairment charge of $92 in the Retail Food segment as a result of the annual goodwill impairment test. The impairment charge resulted from the significant and sustained decline in the Company’s market capitalization and updated discounted cash flows. As of year-end fiscal 2012, there was no remaining goodwill related to the Retail Food segment.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Effective December 31, 2007, the Company authorized amendments to the SUPERVALU Retirement Plan and certain supplemental executive retirement benefit plans whereby service crediting ended in these plans and no employees will become eligible to participate in these plans after December 31, 2007. Pay increases continued to be reflected in the amount of benefit earned in these plans until December 31, 2012.

The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with Accounting Standard Codification 715, Compensation—Retirement Benefits (ASC 715), in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost. ASC 715 requires employers to recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. While the Company believes the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. Refer to Note 11-Benefit Plans in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

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

The Company’s expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets for fiscal 2014 and fiscal 2013 was 7.00 percent and 7.25 percent, respectively. The 10 year rolling average annualized return for investments made in a manner consistent with our target allocations have generated average returns of approximately 8.3 percent based on returns from 1990 to 2013. In accordance with Accounting Standards, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

At February 25, 2012, the Company converted to the 2012 Static Mortality Table for Annuitants and Non-Annuitants for calculating the pension and postretirement obligations and the annual expense. The impact of this change increased the February 25, 2012 projected benefit obligation by $10 and the accumulated postretirement benefit obligation by $1. This change increased the fiscal 2013 defined benefit pension plans expense by $2. The Static Mortality Table for Annuitants and Non-Annuitants is published annually and reflects a static projection of mortality improvements which are projected forward each year. The Company used the 2014 Static Mortality Table for Annuitants and Non-Annuitants to calculate the pension and postretirement obligations.

During fiscal 2014, the Company contributed $118 to its defined benefit pension plans and approximately $6 to its postretirement benefit plans in fiscal 2014, and expects to contribute approximately $130 to $140 to its defined benefit pension plans and postretirement benefit plans in fiscal 2015.

For fiscal 2015, each 25 basis point reduction in the discount rate would increase pension expense by approximately $11 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $5. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation as of the end of fiscal 2014 by approximately $6, and would increase service and interest cost by less than $1. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of fiscal 2014 by approximately $5, and would decrease service and interest cost by less than $1. Although the Company believes that its assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

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

The Company’s effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which the Company operates. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, the Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. The Company also provides interest on these liabilities at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from the Company’s estimates due to changes in facts, circumstances and new information. As of February 22, 2014 and February 23, 2013, the Company had $76 and $187 of unrecognized tax benefits, respectively.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to realize. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that the Company was more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. The Company had a valuation allowance of $1,356 and $1,358 as of February 22, 2014 and February 23, 2013, respectively.

Included in discontinued operations is the recognition of the additional tax basis in the shares of NAI offset by a valuation allowance on the estimated capital loss, as there is no current evidence that the capital loss will be used prior to its expiration.

Self-Insurance Liabilities

The Company uses a combination of insurance and self-insurance for workers’ compensation, automobile and general liability costs. It is the Company’s policy to record its self-insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate.

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

If, in the future, the Company were to experience significant volatility in the amount and timing of cash payments compared to its earlier estimates, the Company would assess whether to continue to discount these liabilities. The Company had net self-insurance net liabilities of approximately $103, net of the discount of $7, and $97, net of the discount of $7, as of February 22, 2014 and February 23, 2013, respectively. As of February 22, 2014, each 25 basis point change in the discount rate would impact the self-insurance liabilities by less than $1.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances and its credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities. The Company’s primary source of liquidity is from internally generated funds and from borrowing capacity under its credit facilities. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on the Company’s operating cash flow, which may limit the Company’s ability to pay down its outstanding indebtedness as planned.

As of February 22, 2014, the Company had access to liquidity from the $786 of available borrowing capacity on the Revolving ABL Credit Facility due March 2018 (defined below). Working capital was $254 excluding the LIFO reserve as of February 22, 2014. The Company has approximately $18 and $15 in aggregate debt maturities due in fiscal 2015 and 2016, respectively. Aggregate debt maturities for fiscal 2016 are exclusive of any Excess Cash Flow (defined below) prepayment requirements under the provisions of the Secured Term Loan Facility due March 2019 (defined below), as that prepayment amount, if any, is not reasonably estimable as of February 22, 2014. Payments to reduce capital lease obligations are expected to total approximately $27 in both fiscal 2015 and 2016.

Strategic and operational investments in the Company’s businesses and working capital needs are funded by cash provided from operations and on a short-term basis through available liquidity. Primary uses of cash include debt maturities and servicing, capital expenditures, working capital maintenance, contributions to various retirement plans and income tax payments. The Company’s working capital needs are generally greater during the months leading up to high sales periods, such as the time period from prior to Thanksgiving through December. The Company typically finances these working capital needs with funds provided by operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories.

The Company accessed the credit markets several times during fiscal 2014 to refinance its long-term debt borrowings in conjunction with the NAI Banner Sale, re-price the interest rate on the Secured Term Loan Facility due March 2019, and refinance and extend the maturities of $372 of the 2016 Senior Notes (defined below) through the Company’s Debt Tender Offer (defined below) by issuing the 2021 Senior Notes (as defined below). The Company believes these transactions have provided additional financial flexibility. The Company’s continued access to these credit markets depends on numerous factors including the condition of the credit markets and the Company’s results of operations, cash flows, financial position and credit ratings.

Cash Flow Information

Operating Activities

Net cash provided by operating activities from continuing operations was $120, $417 and $328 in fiscal 2014, 2013 and 2012, respectively.

The decrease in net cash provided by operating activities from continuing operations in fiscal 2014 compared to last year is primarily attributable to an increase in cash utilized in operating assets and liabilities of $361. Cash utilized for income taxes payable, net of income taxes receivable increased $154 during fiscal 2014 primarily due to higher income tax payments, net of refunds, of $87 associated with the settlement during fiscal 2014 of fiscal 2008 to 2010 tax year audits and other discrete tax items. Cash utilized in receivables increased $84 primarily due to cash used in additional Independent Business’s accounts receivable of $57 from shipping method changes and the extension of trade receivables to NAI, of which the comparable activity related to the prior year was eliminated on an intercompany basis prior to the NAI Banner Sale, an increase in cash used in vendor funds of $25 and an increase in long-term receivables of $11. Consolidated inventories were relatively unchanged excluding the impacts of LIFO during fiscal 2014 compared to cash provided from a decrease in inventories from fiscal 2012 to 2013 due to inventory management and store closures. The increase in cash used in accounts payable and accrued liabilities in fiscal 2014 compared to fiscal 2013 is attributable to lower employee-related payables associated with the fiscal 2014 workforce reduction. The remaining net increase in cash provided by operating activities from continuing operations is primarily related to cash provided from an increase in Net earnings from continuing operations, after adjusting for non-cash impacts of asset impairment and other charges, depreciation and amortization expense, net gain on the sale of assets and surplus leases, deferred taxes and LIFO credit, largely attributable to TSA revenues offsetting previously stranded costs and cost savings initiatives, offset in part by employee benefit plan contributions in excess of related expenses.

The increase in net cash provided by operating activities from continuing operations in fiscal 2013 compared to fiscal 2012 is primarily attributable to an increase in cash provided from changes in operating assets and liabilities of $111 due to less cash used in inventories, net of related payables, offset in part by more cash used in employee-related costs.

Net cash (used in) provided by operating activities from discontinued operations was $(101), $481 and $728 for fiscal 2014, 2013 and 2012, respectively. The decrease in net cash provided by operating activities from discontinued operations in fiscal 2014 is primarily due to the NAI Banner Sale, resulting in reduced cash flow from that business during fiscal 2014, and cash payments made for accrued liabilities and accounts payable related to the Stock Purchase Agreement during the first quarter of fiscal 2014. The decrease in cash provided by operating activities from discontinued operations in fiscal 2013 compared to fiscal 2012 is attributable to a decrease in cash provided from net loss from discontinued operations after adjusting for non-cash items of $185 primarily due to reduced cash generated from discontinued operations and an increase in cash used in working capital and other operating assets and liabilities of $62.

Investing Activities

Net cash used in investing activities from continuing operations was $86, $189 and $370 in fiscal 2014, 2013 and 2012, respectively. The decrease in cash used in investing activities in fiscal 2014 compared to last year is primarily attributable to $117 less cash used for capital expenditures attributable to remodeling activity, technology expenditures and new retail stores, and $24 of lower cash proceeds from the sale of assets primarily attributable to proceeds from the sale of a distribution center in fiscal 2013.

The decrease in cash used in investing activities in fiscal 2013 compared to fiscal 2012 is primarily attributable to $152 less cash used in the payments for capital expenditures attributable to remodeling activity, new retail stores and technology in fiscal 2013.

Net cash provided by (used in) investing activities from discontinued operations was $135, $(175) and $(114) for fiscal 2014, 2013 and 2012, respectively. The increase in net cash provided by investing activities from discontinued operations from fiscal 2014 compared to last year is primarily due to $257 of lower cash payments toward discontinued operations’ capital expenditures due to the completion of the NAI Banner Sale, approximately $144 in proceeds received from the NAI Banner Sale, including the collection of the $44 NAI note receivable, in fiscal 2014, offset in part by approximately $90 of proceeds from the sale of discontinued operations’ assets during fiscal 2013. The increase in net cash used in investing activities from discontinued operations from fiscal 2012 to fiscal 2013 is due to $53 of lower proceeds from the sale of assets primarily attributable to $89 in cash received from the sale of fuel centers in fiscal 2012, offset in part by proceeds from the sale of pharmacy scripts and closed stores in fiscal 2013, and higher capital expenditures.

Financing Activities

Net cash used in financing activities from continuing operations was $98, $496 and $493 for fiscal 2014, 2013 and 2012, respectively. The decrease in cash used in financing activities in fiscal 2014 compared to last year is primarily attributable to $263 of lower net debt and capital lease payments, $170 of proceeds received from the sale of common stock to Symphony Investors LLC (which is owned by a Cerberus-led investor consortium) in connection with the NAI Banner Sale in fiscal 2014, $0 of dividend payments in fiscal 2014 compared to $37 of dividend payments made in fiscal 2013 and $7 of proceeds from the exercise of stock options, offset in part by $85 of additional cash payments for debt financing and issuance costs associated with the NAI Banner Sale, the re-pricing of the interest rate on the Secured Term Loan due March 2019 and the refinancing of $372 of the 2016 Senior Notes (defined below). The increase in borrowings compared to last year reflects the usage of cash for working capital changes as a result of the NAI Banner Sale and an increase in cash used for financing costs and income taxes.

The increase in cash used in financing activities in fiscal 2013 compared to fiscal 2012 is primarily attributable to $58 of additional cash payments for debt financing costs, primarily offset by a decrease in cash used for dividend payments of $37.

Net cash used in the financing activities of discontinued operations were $36, $46 and $94 for fiscal 2014, 2013 and 2012, respectively. The decrease in cash used in discontinued operations’ financing activities in fiscal 2014 compared to last year and from fiscal 2013 to fiscal 2012 is attributable to lower payments on capital lease and long-term debt obligations.

Annual cash dividends declared for fiscal 2013 and 2012 were $.0875 and $0.3500 per share, respectively. During fiscal 2013, the Company announced that it had suspended the payment of the regular quarterly dividend.

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

Senior Secured Credit Agreements

As of February 23, 2013, there were borrowings outstanding under the Company’s six-year $850 term loan due August 2018 (the “Secured Term Loan Facility due August 2018”) of $834 at the rate of LIBOR plus 6.75 percent and including a LIBOR floor of 1.25 percent, of which $9 was classified as current. The Secured Term Loan Facility due August 2018 was also guaranteed by the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility due August 2018, the Company and the guarantors granted a perfected first-priority mortgage lien and security interest for the benefit of the facility lenders in certain of their owned or ground-leased real estate and the equipment located on such real estate. As of February 23, 2013, there was $302 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net as well as $767 of assets included in Long-term assets of discontinued operations in the Consolidated Balance Sheets. In addition, the obligations under the Secured Term Loan Facility due August 2018 were secured by second-priority secured interests in the collateral securing the five-year $1,650 asset-based revolving credit facility (the “Revolving ABL Credit Facility due August 2017”), subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

On March 21, 2013, the Company entered into (i) an amended and restated five-year $1,000 (subject to borrowing base availability) asset-based revolving credit facility, which pursuant to an accordion feature may be increased to $1,250 upon our request and subject to the agreement of the lenders participating in the increase (the “Revolving ABL Credit Facility due March 2018”), secured by the Company’s inventory, credit card receivables and certain other assets, which bears interest at the rate of LIBOR plus 1.75 percent to LIBOR plus 2.25 percent or prime plus 0.75 percent to 1.25 percent, with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $1,500 term loan (the “Secured Term Loan Facility due March 2019”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 5.00 percent and includes a floor on LIBOR set at 1.25 percent (collectively, the “Refinancing Transactions”). The proceeds of the Refinancing Transactions were used to replace the Company’s Revolving ABL Credit Facility due August 2017, the Secured Term Loan Facility due August 2018 and the $200 accounts receivable securitization facility, and refinanced the $490 of 7.50 percent senior notes due November 2014.

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

As of February 22, 2014, there were no outstanding borrowings under the Revolving ABL Credit Facility due March 2018. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due March 2018 were $101 at fees up to 2.125 percent and the unused available credit under this facility was $786. As of February 22, 2014, the Revolving ABL Credit Facility due March 2018 was secured on a first priority basis by $1,066 of assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Consolidated Balance Sheets. The maturity date of the Revolving ABL Credit Facility due March 2018 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date. Refer to Note 15—Subsequent Events, within Part II, Item 8 of this Annual Report on Form 10-K for information regarding the Company’s subsequent amendment to the Revolving ABL Credit Facility due March 2018.

The revolving loans under the Revolving ABL Credit Facility due March 2018 may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility due March 2018 are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility due March 2018. During fiscal 2014, the Company borrowed $3,803 and repaid $4,010 under its Revolving ABL Credit Facility due August 2017 and Revolving ABL Credit Facility due March 2018. During fiscal 2013, the Company borrowed $2,291 and repaid $2,111 under its previous revolving credit facility, which was refinanced in August 2012, and its Revolving ABL Credit Facility due August 2017.

The Secured Term Loan Facility due March 2019 is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility due March 2019, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground leased real estate and certain additional equipment. As of February 22, 2014, there was $704 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility due March 2019 are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility due March 2018.

The loans under the Secured Term Loan Facility due March 2019 may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility due March 2019, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility due March 2018 and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility due March 2019. Beginning with the fiscal year ended February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company’s Excess Cash Flow for the fiscal year ended February 22, 2014, no prepayment will be required. The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2015 is not reasonably estimable. As of February 22, 2014, the loans outstanding under the Secured Term Loan Facility due March 2019 had a remaining principal balance of $1,474, none of which was classified as current.

In connection with the Refinancing Transactions, the Company paid financing costs of approximately $76 during fiscal 2014, of which approximately $61 was capitalized and $15 was expensed. In addition, the Company recognized a non-cash charge of approximately $38 for the write-off of existing unamortized financing costs and $22 for the accelerated amortization of original issue discount on the refinanced debt instruments.

On May 16, 2013, the Company entered into an amendment to the Secured Term Loan Facility due March 2019 (the ‘‘Term Loan Amendment’’) that reduced the interest rate for the term loan from LIBOR plus 5.00 percent with a floor on LIBOR set at 1.25 percent to LIBOR plus 4.00 percent with a floor on LIBOR set at 1.00 percent. The Term Loan Amendment also amended the Secured Term Loan Facility due March 2019 to provide that the Company may incur additional term loans under the facility in an aggregate principal amount of up to $500 instead of $250 as in effect prior to the Term Loan Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and the satisfaction of certain terms and conditions. The Term Loan Amendment also contains modified covenants to give the Company additional strategic and operational flexibility. Since the Secured Term Loan Facility due March 2019 was refinanced within the first year of its inception, the Company paid the lenders thereunder a 1.00 percent refinancing premium per the terms of the facility. In connection with the completion of the Term Loan Amendment, the Company paid premiums and financing costs of approximately $17 during fiscal 2014, of which approximately $10 was capitalized and $7 was expensed. In addition, the Company recognized a non-cash charge of approximately $20 for the write-off of existing unamortized financing costs and $7 for the accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019 during fiscal 2014.

On January 31, 2014, the Company entered into a second amendment to the Secured Term Loan Facility due March 2019 (the “Second Term Loan Amendment”) that further reduced the interest rate for the term loan from LIBOR plus 4.00 percent to LIBOR plus 3.50 percent with the floor on LIBOR remaining at 1.00 percent. The Second Term Loan Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the 2016 Senior Notes (defined below) remained outstanding as of that date. In addition, the amendment increased the Company’s flexibility to make future investments permitted under the Secured Term Loan Facility due March 2019. In connection with the completion of the Second Term Loan Amendment, the Company paid and expensed financing costs of approximately $4 during the fiscal fourth quarter ended February 22, 2014. In addition, the Company recognized a non-cash charge of approximately $1 for the write-off of existing unamortized financing costs and accelerated amortization of the original issue discount on the Secured Term Loan Facility due March 2019 during the fourth quarter ended February 22, 2014.

Debentures

On May 21, 2013, the Company completed a modified “Dutch Auction” tender offer (the “Debt Tender Offer”) to purchase up to $372 aggregate principal amount of its outstanding 8.00 percent Senior Notes due 2016 (the

“2016 Senior Notes”), in accordance with the terms and subject to the conditions set forth in an Offer to Purchase dated May 2, 2013 and the accompanying Letter of Transmittal. On May 15, 2013 (the “Early Tender Time”), an aggregate principal amount of $372 of the 2016 Senior Notes were validly tendered (and not validly withdrawn) pursuant to the Debt Tender Offer. All notes validly tendered (and not validly withdrawn) pursuant to the Debt Tender Offer at or prior to the Early Tender Time were accepted for purchase and settled by the Company on May 21, 2013. As a result of the Debt Tender Offer being fully subscribed at the Early Tender Time, no 2016 Senior Notes tendered after the Early Tender Time were accepted for purchase.

On May 21, 2013, the Company issued $400 of 6.75 percent Senior Notes due June 2021 (the “2021 Senior Notes”). The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) for the exchange of registered 2021 Senior Notes for any and all unregistered 2021 Senior Notes that were issued on May 21, 2013. The exchange offer was completed on December 19, 2013, with all unregistered 2021 Senior Notes that were issued on May 21, 2013 being exchanged for registered 2021 Senior Notes. In connection with the Debt Tender Offer and the issuance of the 2021 Senior Notes, the Company paid financing costs and tender premiums of approximately $52 during the first quarter ended June 15, 2013, of which approximately $3 was capitalized and $49 was expensed. In addition, the Company recognized non-cash charges of $11 for the write-off of existing unamortized financing costs and accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019 during fiscal 2014.

The remaining $628 of 2016 Senior Notes and the $400 of 2021 Senior Notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

Other

Prior to the completion of the Refinancing Transactions and at February 23, 2013, the Company had the ability to borrow up to $200 on a revolving basis under its accounts receivable securitization facility, with borrowings secured by eligible accounts receivable, which remained under the Company’s control. As of February 23, 2013, there was $40 of outstanding borrowings under this facility at 1.98 percent. Facility fees on the unused portion were 0.70 percent. As of February 23, 2013, there was $282 of accounts receivable pledged as collateral, classified in Receivables, net, in the Consolidated Balance Sheet. As discussed above, this facility was repaid and terminated on March 21, 2013 in connection with the Refinancing Transactions.

As of February 23, 2013, the Company had $18 of debt with current maturities that were classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility due March 2018 or other long-term debt.

Capital Expenditures

Capital expenditures for fiscal 2014 were $113, including $2 of non-cash capital lease additions. Capital expenditures primarily included store remodeling activity, technology expenditures and new retail stores. The Company’s capital expenditures for fiscal 2015 are projected to be approximately $230 to $240 including capital leases.

Pension and Other Postretirement Benefit Obligations

Cash contributions to defined benefit pension plans and other postretirement benefit plans were $124, $98 and $83 in fiscal 2014, 2013 and 2012, respectively, in accordance with Employee Retirement Income Security Act of 1974, as amended (“ERISA”) minimum requirements. Cash contributions increased in fiscal 2014 due to the incremental $25 required under the binding term sheet with the PBGC. Fiscal 2015 total defined benefit pension plans and other postretirement benefit plan contributions are estimated to be approximately $130 to $140.

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

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 22, 2014. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 16 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.

The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 22, 2014, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $78 and represented $57 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company has guaranteed certain debt obligations of American Stores Company (“ASC”) on ASC’s $467 notes outstanding. In connection with the NAI Banner Sale, AB Acquisition assumed the ASC debt but the existing guarantee as provided by the Company was not released and the Company continues as guarantor. Concurrently with the NAI Banner Sale, AB Acquisition entered into an agreement with the Company to indemnify the Company for any consideration used to satisfy the guarantee by depositing $467 in cash into an escrow account, which provides the Company first priority interest and the trustee of the ASC bondholders’ second priority interest in the collateral balance. On January 24, 2014, ASC successfully tendered for $462 of the $467 notes outstanding under the ASC indenture. The escrow account balance has been reduced to $5, the amount of ASC notes still outstanding under the ASC indenture.

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

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 22, 2014, the total amount of all such guarantees was $331 and represented $297 on a discounted basis. Based on the settlement listing of the underlying claims data of such self-insurance commitments while the Company owned NAI, the Company believes that such contingent liabilities will continue to decline. Subsequent to the NAI Banner Sale, NAI collateralized these obligations with letters of credit to numerous states and certain NAI retail banner real estate assets. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these parent guarantees.

Multiemployer Plans

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and unions that are parties to the collective bargaining agreement.

Expense is recognized in connection with these plans as contributions are funded, in accordance with Accounting Standards. The Company made contributions to these plans, and recognized expense, of $39, $38 and $38 in fiscal 2014, 2013 and 2012, respectively. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

Based on the assessment of the most recent information available, the Company believes that most of the multiemployer plans to which it contributes are underfunded. The Company is only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability of the Company. However, the Company has attempted, as of February 22, 2014, to estimate its “proportionate share” of the underfunding of multiemployer plans to which the Company contributes, based on the ratio of its contributions to the total of all contributions to these plans in a year. As of February 22, 2014, the estimate of the Company’s share of the underfunding of multiemployer plans to which it contributes was $455, pre-tax, or $269, after-tax. This represents a decrease in the estimated proportionate share of the underfunding of approximately $27, pre-tax, or $16, after-tax, as of February 22, 2014, compared to February 23, 2013. The decrease in the Company’s proportionate share of underfunding is attributable to the changes in contribution rates resulting from renegotiated collective bargaining agreements, higher than anticipated return on assets and benefit payments in relation to contributions received. The estimate is based on the most current information available to the Company including actuarial evaluations and other data, and may be outdated or otherwise unreliable. The Company’s proportionate share of underfunding described above is an estimate and could change based on the results of collective bargaining efforts, investment returns on the assets held in the plans, actions taken by trustees who manage the plans’ benefit payments and requirements under the Pension Protection Act of 2006 and Section 412(e) of the Internal Revenue Code.

Company contributions can fluctuate from year to year due to store closures and reductions in headcount. In fiscal 2015, the Company expects to contribute approximately $35 to $45 to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to record a withdrawal liability. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with Accounting Standards.

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

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s significant contractual obligations as of February 22, 2014:

	Payments Due Per Period
	Total	Fiscal 2015	Fiscal 2016- 2017	Fiscal 2018- 2019	Thereafter
Contractual obligations (1):
Long-term debt (2)	$2,520	$18	$658	$30	$1,814
Interest on long-term debt (3)	664	146	262	184	72
Operating leases (4)	557	105	184	123	145
Capital leases (5)	367	47	85	74	161
Purchase obligations (6)	283	185	89	9	—
Self-insurance obligations (7)	110	33	37	16	24

Total contractual obligations	$4,501	$534	$1,315	$436	$2,216

(1)

Contractual obligations payments per period presented here exclude the Company’s required funding of its pension and postretirement benefit obligations, which totaled $124 for fiscal 2014, because the timing of future payments beyond fiscal 2015 cannot be reasonably determined. Pension and postretirement benefit obligations were $545 as of February 22, 2014. The Company expects to contribute $130 to $140 to pension and postretirement benefit plans during fiscal 2015. As part of the NAI Banner Sale in fiscal 2014, the

Company agreed with the PGBC to contribute in excess of the minimum required amounts by contributing an additional $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017.

(2)	Long-term debt amounts exclude any original issue discounts.

(3)	Amounts include contractual interest payments using the interest rate as of February 22, 2014 applicable to the Company’s variable interest debt instruments and stated fixed rates for all other debt instruments.

(4)	Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $69, $17, $32, $16 and $4, respectively.

(5)	Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $25, $4, $7, $6 and $8, respectively.

(6)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 22, 2014, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, the Company enters into supply contracts to purchase product for resale to consumers and to Independent Business wholesale customers which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(7)	The Company’s insurance reserves include the undiscounted obligations related to workers’ compensation, general and auto liabilities at the estimated ultimate cost of reported claims and claims incurred but not yet reported and related expenses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market pricing risk consisting of interest rate risk related to debt obligations and notes receivable outstanding. Interest rate risk is managed through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (bank loans, industrial revenue bonds and other variable interest rate debt) is utilized to help maintain liquidity and finance business operations. Long-term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital. Variable rate borrowings consist primarily of LIBOR and prime rate based loans with established interest rate floors. Changes in interest rates related to debt with fixed interest rates does not have an impact upon future results of operations and cash flow while outstanding, however, if additional debt issuance is required to fund fixed rate debt maturities future results of operations or cash flows may be impacted.

The Company does not use financial instruments or derivatives for any trading or other speculative purposes. The Company’s limited involvement with derivatives is primarily to manage its exposure to changes in energy prices utilized in the shipping process, and in the Company’s stores and warehouses, and are only utilized to manage well-defined risks. Outstanding derivatives were insignificant as of February 22, 2014.

Long-term loans are extended to certain independent retail customers in the normal course of business through notes receivable. The notes generally bear fixed interest rates negotiated with each independent retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations and notes receivable. For debt obligations, the table presents principal payments and related weighted average interest rates by year of maturity using interest rates as of February 22, 2014, applicable to variable interest debt instruments and stated fixed rates for all other debt instruments, excluding any original issue discounts. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected year of maturity.

	Summary of Financial Instruments
	February 22, 2014		Aggregate payments by fiscal year
	Fair Value	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions, except rates)
Notes receivable
Principal receivable	$24	$21	$6	$4	$4	$2	$2	$3
Average rate receivable		7.5%	7.8%	8.7%	8.5%	8.2%	7.8%	3.8%
Debt with variable interest rates
Principal payments	$1,499	$1,492	$18	$15	$15	$15	$15	$1,414
Average variable rate		4.4%	0.1%	4.5%	4.5%	4.5%	4.5%	4.5%
Debt with fixed interest rates
Principal payments	$1,089	$1,028	$—	$—	$628	$—	$—	$400
Average fixed rate		7.5%	—	—	8.0%	—	—	6.8%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 22, 2014 and February 23, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the fiscal years in the three-year period ended February 22, 2014. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended February 22, 2014. We also have audited SUPERVALU INC.’s internal control over financial reporting as of February 22, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on SUPERVALU INC.’s internal control over financial reporting, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 22, 2014 and February 23, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 22, 2014, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 22, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP

Minneapolis, Minnesota

April 23, 2014

SUPERVALU INC. and Subsidiaries

CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(In millions)

	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)
Net sales
Independent Business	$8,036	$8,166	$8,194
% of total	46.8%	47.6%	47.1%
Save-A-Lot	4,228	4,195	4,221
% of total	24.6%	24.5%	24.3%
Retail Food	4,651	4,736	4,921
% of total	27.1%	27.7%	28.3%
Corporate	240	42	47
% of total	1.5%	0.2%	0.3%

Total net sales	$17,155	$17,139	$17,383
	100.0%	100.0%	100.0

Operating earnings (loss)
Independent Business	$235	$199	$254
% of Independent Business sales	2.9%	2.4%	3.1%
Save-A-Lot	167	143	230
% of Save-A-Lot sales	3.9%	3.4%	5.4%
Retail Food	72	(160)	(36)
% of Retail Food sales	1.6%	(3.4)%	(0.7)%
Corporate	(56)	(339)	(352)

Total operating earnings (loss)	418	(157)	96
% of total net sales	2.4%	(0.9)%	0.6%
Interest expense, net	407	269	247

Earnings (loss) from continuing operations before income taxes	11	(426)	(151)
Income tax provision (benefit)	5	(163)	(41)

Net earnings (loss)from continuing operations	6	(263)	(110)
Income (loss) from discontinued operations, net of tax	176	(1,203)	(930)

Net earnings (loss)	$182	$(1,466)	$(1,040)

Depreciation and amortization
Independent Business	$51	$64	$67
Save-A-Lot	64	68	62
Retail Food	187	233	226

Total	$302	$365	$355

Capital expenditures
Independent Business	$24	$33	$59
Save-A-Lot	42	101	130
Retail Food	47	107	214

Total	$113	$241	$403

Identifiable assets
Independent Business	$2,007	$1,857	$1,955
Save-A-Lot	925	936	867
Retail Food	1,415	1,695	2,229
Corporate	27	75	84
Discontinued operations	—	6,471	6,966

Total	$4,374	$11,034	$12,101

During fiscal 2014, the Company reclassified the segment presentation of certain corporate administrative expenses and revised the presentation of related fees earned under transition services agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to reflect the structure under which the Company is now being managed. These changes primarily resulted in the recast of net expenses from Retail Food to Corporate. Refer to Note 1—Summary of Significant Accounting Policies for additional information regarding the Company’s fiscal 2014 recast of its segment presentation and revised presentation of fees earned under transition services agreements and to Note 13—Segment Information in the accompanying Notes to Consolidated Financial Statements for additional information concerning the Company’s reportable segments.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)
Net sales	$17,155	$17,139	$17,383
Cost of sales	14,623	14,803	14,926

Gross profit	2,532	2,336	2,457
Selling and administrative expenses	2,114	2,487	2,269
Goodwill and intangible asset impairment charges	—	6	92

Operating earnings (loss)	418	(157)	96

Interest
Interest expense	407	272	251
Interest (income)	—	(3)	(4)

Interest expense, net	407	269	247

Earnings (loss) from continuing operations before income taxes	11	(426)	(151)
Income tax provision (benefit)	5	(163)	(41)

Net earnings (loss) from continuing operations	6	(263)	(110)
Income (loss) from discontinued operations, net of tax	176	(1,203)	(930)

Net earnings (loss)	$182	$(1,466)	$(1,040)

Basic net earnings (loss) per common share:
Net earnings (loss) per share from continuing operations	$0.02	$(1.24)	$(0.52)
Net earnings (loss) per share from discontinued operations	$0.69	$(5.67)	$(4.39)
Net earnings (loss) per share	$0.71	$(6.91)	$(4.91)
Diluted net earnings (loss) per common share:
Net earnings (loss) per share from continuing operations	$0.02	$(1.24)	$(0.52)
Net earnings (loss) per share from discontinued operations	$0.68	$(5.67)	$(4.39)
Net earnings (loss) per share	$0.70	$(6.91)	$(4.91)
Weighted average number of shares outstanding:
Basic	255	212	212
Diluted	258	212	212

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)
Net earnings (loss)	$182	$(1,466)	$(1,040)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefits income (loss), net of tax (expense) benefit of $(123), $(22) and $129, respectively	257	45	(211)

Comprehensive income (loss)	$439	$(1,421)	$(1,251)

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 22, 2014	February 23, 2013
ASSETS
Current assets
Cash and cash equivalents	$83	$72
Receivables, net	493	466
Inventories, net	861	854
Other current assets	106	84
Current assets of discontinued operations	—	1,494

Total current assets	1,543	2,970

Property, plant and equipment, net	1,497	1,700
Goodwill	847	847
Intangible assets, net	43	51
Deferred tax assets	287	345
Other assets	157	144
Long-term assets of discontinued operations	—	4,977

Total assets	$4,374	$11,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,043	$1,089
Accrued vacation, compensation and benefits	190	275
Current maturities of long-term debt and capital lease obligations	45	74
Other current liabilities	213	211
Current liabilities of discontinued operations	—	2,701

Total current liabilities	1,491	4,350

Long-term debt	2,486	2,540
Long-term capital lease obligations	246	275
Pension and other postretirement benefit obligations	536	962
Long-term tax liabilities	140	308
Other long-term liabilities	213	223
Long-term liabilities of discontinued operations	—	3,791
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 260 and 230 shares issued, respectively	3	2
Capital in excess of par value	2,862	3,046
Treasury stock, at cost, 4 and 17 shares, respectively	(101)	(474)
Accumulated other comprehensive loss	(307)	(612)
Accumulated deficit	(3,195)	(3,377)

Total stockholders’ deficit	(738)	(1,415)

Total liabilities and stockholders’ deficit	$4,374	$11,034

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of February 26, 2011	$230	$2,855	$(521)	$(446)	$(778)	$1,340
Net loss	—	—	—	—	(1,040)	(1,040)
Other comprehensive loss, net of tax of $129	—	—	—	(211)	—	(211)
Cash dividends declared on common stock $0.3500 per share	—	—	—	—	(74)	(74)
Stock-based compensation	—	8	6	—	—	14
Other	—	(8)	—	—	—	(8)

Balances as of February 25, 2012	230	2,855	(515)	(657)	(1,892)	21
Net loss	—	—	—	—	(1,466)	(1,466)
Other comprehensive income, net of tax of $22	—	—	—	45	—	45
Cash dividends declared on common stock $0.0875 per share	—	—	—	—	(19)	(19)
Stock-based compensation	—	(27)	41	—	—	14
Change in par value of common stock	(228)	228	—	—	—	—
Other	—	(10)	—	—	—	(10)

Balances as of February 23, 2013	2	3,046	(474)	(612)	(3,377)	(1,415)
Net earnings	—	—	—	—	182	182
Other comprehensive income, net of tax of $123	—	—	—	257	—	257
Divestiture of New Albertsons, Inc.’s pension accumulated comprehensive loss, net of tax of $31	—	—	—	48	—	48
Common stock issued and sold in connection with New Albertsons, Inc. divesture	1	12	157	—	—	170
Sales of common stock under option plans	—	(134)	141	—	—	7
Stock-based compensation	—	(54)	79	—	—	25
Other	—	(8)	(4)	—	—	(12)

Balances as of February 22, 2014	$3	$2,862	$(101)	$(307)	$(3,195)	$(738)

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)
Cash flows from operating activities
Net earnings (loss)	$182	$(1,466)	$(1,040)
Income (loss) from discontinued operations, net of tax	176	(1,203)	(930)

Net earnings (loss) from continuing operations	6	(263)	(110)
Adjustments to reconcile Net earnings (loss) from continuing operations to Net cash provided by operating activities—continuing operations:
Goodwill and intangible asset impairment charges	—	6	92
Asset impairment and other charges	194	283	6
Net gain on sale of assets and exits of surplus leases	(17)	(6)	(25)
Depreciation and amortization	302	365	355
LIFO (credit) charge	(9)	4	16
Deferred income taxes	(39)	(50)	13
Stock-based compensation	22	13	13
Net pension and other postretirement benefits cost	79	102	106
Contributions to pension and other postretirement benefit plans	(124)	(98)	(83)
Other adjustments	32	26	21
Changes in operating assets and liabilities:
Receivables	(54)	30	(6)
Inventories	2	51	10
Accounts payable and accrued liabilities	(127)	(69)	(108)
Income taxes	(79)	75	55
Other changes in operating assets and liabilities	(68)	(52)	(27)

Net cash provided by operating activities—continuing operations	120	417	328
Net cash (used in) provided by operating activities—discontinued operations	(101)	481	728

Net cash provided by operating activities	19	898	1,056

Cash flows from investing activities
Proceeds from sale of assets	14	38	29
Purchases of property, plant and equipment	(111)	(228)	(402)
Other	11	1	3

Net cash used in investing activities—continuing operations	(86)	(189)	(370)
Net cash provided by (used in) investing activities—discontinued operations	135	(175)	(114)

Net cash provided by (used in) investing activities	49	(364)	(484)

Cash flows from financing activities
Proceeds from issuance of debt	2,098	1,713	291
Proceeds from the sale of common stock	177	—	—
Payments of debt and capital lease obligations	(2,221)	(2,099)	(700)
Payments for debt financing costs	(151)	(66)	(8)
Dividends paid	—	(37)	(74)
Other	(1)	(7)	(2)

Net cash used in financing activities—continuing operations	(98)	(496)	(493)
Net cash used in financing activities—discontinued operations	(36)	(46)	(94)

Net cash used in financing activities	(134)	(542)	(587)

Net decrease in cash and cash equivalents	(66)	(8)	(15)
Cash and cash equivalents at beginning of year	149	157	172

Cash and cash equivalents at end of year	$83	$149	$157

Less cash and cash equivalents of discontinued operations at end of year	—	(77)	(93)

Cash and cash equivalents of continuing operations at end of year	$83	$72	$64

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions	$2	$13	$1
Purchases of property, plant and equipment included in Accounts payable	$19	$10	$44
Interest and income taxes paid:
Interest paid (net of amounts capitalized)	$227	$232	$227
Income taxes paid (net of refunds)	$118	$31	$73

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

SUPERVALU INC. (“SUPERVALU” or the “Company”) operates primarily in the United States grocery channel. SUPERVALU provides supply chain services, primarily wholesale distribution, operates hard discount retail stores and licenses stores to independent operators under the Save-A-Lot banner, and operates five competitive, regionally-based traditional format grocery banners under the Cub Foods, Shoppers Food & Pharmacy, Shop ‘n Save, Farm Fresh and Hornbacher’s banners.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. References to the Company refer to SUPERVALU INC. and Subsidiaries.

During fiscal 2013, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) to sell the Company’s New Albertson’s, Inc. subsidiary (“New Albertsons” or “NAI”), including the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market retail banners and the associated Osco and Sav-on in-store pharmacies (the “NAI Banner Sale”) to AB Acquisition LLC (“AB Acquisition”). The NAI Banner Sale was completed effective March 21, 2013, during the Company’s first quarter of fiscal 2014. The NAI operations disposed of under the NAI Banner Sale are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The assets and liabilities of the NAI disposal group are presented as assets and liabilities of discontinued operations separately in the Consolidated Balance Sheets for all periods presented. Unless otherwise indicated, references to the Consolidated Statements of Operations and the Consolidated Balance Sheets in the Notes to the Consolidated Financial Statements exclude all amounts related to discontinued operations. See Note 14—Discontinued Operations and Divestitures for additional information regarding these discontinued operations.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks. Because of differences in the accounting calendars of the Company and its former wholly-owned subsidiary NAI, the February 23, 2013 Consolidated Balance Sheets include the assets and liabilities of the NAI disposal group as of February 21, 2013. The last three fiscal years consist of 52 week periods ended February 22, 2014, February 23, 2013 and February 25, 2012.

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

Segment Reclassification

During the first quarter of fiscal 2014, the Company reclassified the segment presentation of certain corporate administrative expenses and related fees earned under the Company’s transition services agreements, pension and other postretirement plan expenses for inactive and corporate participants in the SUPERVALU Retirement Plan and certain other corporate costs to reflect the structure under which the Company is now managed. These changes primarily resulted in the recast of net expenses from the Company’s Retail Food segment to Corporate for all periods presented and as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended February 23, 2013 and February 25, 2012. These changes did not revise or restate information previously reported in the Company’s Consolidated Financial Statements for any period, except for the Consolidated Segment Financial Information.

Transition Services Agreement Revision

During the second quarter of fiscal 2014, the Company revised its presentation of fees earned under its transition services agreements. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses in the Consolidated Statements of Operations. The presentation of such fees earned has been revised and they are now reflected as revenue, within Net sales of Corporate in the Consolidated Statements of Operations and Consolidated Segment Financial Information, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings (loss), Earnings (loss) from continuing operations before income taxes, Net earnings (loss), cash flows, or financial position for any period reported. Management has determined that the change in presentation is not material to any period reported. Prior period amounts shown below have been revised to conform to the current period presentation.

The following table represents the effect of the reclassification of fees earned under transition services agreements on the Company’s Consolidated Statements of Operations for the comparative periods being presented in the Consolidated Statements of Operations.

	Year Ended February 23, 2013					Year Ended February 25, 2012
	As Originally Reported	% of Net sales	Revision	As Revised	% of Net sales	As Originally Reported	% of Net sales	Revision	As Revised	% of Net sales
Net sales	$17,097	100.0%	$42	$17,139	100.0%	$17,336	100.0%	$47	$17,383	100.0%
Cost of sales	14,803	86.6%	—	14,803	86.4%	14,926	86.1%	—	14,926	85.9%

Gross profit	2,294	13.4%	42	2,336	13.6%	2,410	13.9%	47	2,457	14.1%
Selling and administrative expenses	2,445	14.3%	42	2,487	14.5%	2,222	12.8%	47	2,269	13.1%
Goodwill and intangible asset impairment charges	6	—	—	6	—	92	0.5%	—	92	0.5%

Operating (loss) earnings	$(157)	(0.9)%	$—	$(157)	(0.9)%	$96	0.6%	$—	$96	0.6%

The Company earned $42 and $47 of fees under a previous transition services agreement during fiscal 2013 and 2012, respectively. The Company’s previous transition services agreement with Albertson’s LLC was replaced with transition services agreements with each of NAI and Albertson’s LLC at the close of the NAI Banner Sale. See Note 14—Discontinued Operations and Divestitures for additional information regarding the Company’s transition services agreements. Fees earned under the transition services agreements are recognized as the administrative services are rendered, which align with the recognition of administrative expenses required to support the transition services agreements.

Segment Revision

The Company revised its segment presentation of Operating earnings for Retail Food and Corporate for results previously reported in the first quarter of fiscal 2014 to reflect certain allocated administrative costs as Retail

Food costs as a part of the Company’s segment reclassification described above. The revision had the effect of decreasing Retail Food’s operating earnings by $20 as reported in the Company’s Quarterly Reports on Form 10-Q for the first quarter of fiscal 2014 and the year-to-date presentation of the results in the second and third quarters of fiscal 2014. A corresponding increase in Corporate operating earnings of $20 also occurred. The revision did not have an impact on consolidated Operating earnings for any period. Management has determined that the change in presentation is not material to any period reported.

The following table represents the effect of the segment revision of certain administrative costs in the Company’s Consolidated Segment Financial for the Quarterly Report on Form 10-Q for the period ended June 15, 2013.

	First Quarter Ended June 15, 2013			Year-to-Date Ended September 7, 2013			Year-to-Date Ended November 30, 2013
	As Originally Reported	Revision	As Revised	As Originally Reported	Revision	As Revised	As Originally Reported	Revision	As Revised
Operating earnings
Independent Business	$55	$—	$55	$128	$—	$128	$181	$—	$181
% of Independent Business sales	2.3%	—%	2.3%	3.0%	—%	3.0%	2.9%	—%	2.9%
Save-A-Lot	52	—	52	84	—	84	124	—	124
% of Save-A-Lot sales	4.1%	—%	4.1%	3.7%	—%	3.7%	3.8%	—%	3.8%
Retail Food	25	(20)	5	32	(20)	12	56	(20)	36
% of Retail Food sales	1.7%	(1.4)%	0.3%	1.3%	(0.8)%	0.5%	1.6%	(0.6)%	1.0%
Corporate	(50)	20	(30)	(50)	20	(30)	(62)	20	(42)

Total operating earnings	$82	$—	$82	$194	$—	$194	$299	$—	$299

% of total net sales	1.6%	—%	1.6%	2.1%	—%	2.1%	2.3%	—%	2.3%

Revenue Recognition

Revenues from product sales are recognized upon delivery for the Independent Business segment, at the point of sale for Save-A-Lot’s retail operations, and upon delivery for Save-A-Lot’s independent licensees, and at the point of sale for the Retail Food segment. Typically, invoicing, shipping, delivery and customer receipt of Independent Business product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided. Discounts and allowances provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in Net sales as the products are sold to customers. Sales tax is excluded from Net sales.

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

Cost of Sales

Cost of sales in the Consolidated Statements of Operations includes cost of inventory sold during the period, including purchasing, receiving, warehousing and distribution costs, and shipping and handling fees.

Save-A-Lot and Retail Food advertising expenses are a component of Cost of sales and are expensed as incurred. Save-A-Lot and Retail Food advertising expenses, net of cooperative advertising reimbursements, were $63, $86 and $69 for fiscal 2014, 2013 and 2012, respectively.

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

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store and corporate employee-related costs, such as salaries and wages, health and welfare, worker’s compensation and pension benefits, as well as rent, occupancy and operating costs, depreciation and amortization, impairment charges on property, plant and equipment and other administrative costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of February 22, 2014 and February 23, 2013, the Company had net book overdrafts of $134 and $131, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments, estimations and assumptions based on the information considered and result in a further deterioration of accounts and notes receivable. The allowance for losses on receivables was $9 and $5 at February 22, 2014 and February 23, 2013, respectively. Bad debt expense was $16, $11 and $6 in fiscal 2014, 2013 and 2012, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

The Company uses one of either replacement cost, weighted average cost, or the retail inventory method (“RIM”) to value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve. As of February 22, 2014 and February 23, 2013, approximately 57 percent and 60 percent, respectively, of the Company’s inventories were valued under the LIFO method.

As of February 22, 2014 and February 23, 2013, approximately 5 percent of the Company’s inventories were valued under the replacement cost method before application of any LIFO reserve. The weighted average cost and RIM methods of inventory valuation together comprised approximately 52 percent and 55 percent of inventory as of February 22, 2014 and February 23, 2013, respectively, before application of any LIFO reserve.

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

As of February 22, 2014 and February 23, 2013, approximately 25 percent and 23 percent, respectively, of the Company’s inventories were valued using the cost, weighted average cost and RIM methods under the FIFO method of inventory accounting. The remaining 18 percent and 17 percent of the Company’s inventories as of February 22, 2014 and February 23, 2013, respectively, were valued using the replacement cost approach under the FIFO method of inventory accounting. The replacement cost approach applied under the FIFO method results in inventories recorded at the lower of cost or market because of the very high inventory turnover and the resulting low inventory days supply for these items of inventory.

During fiscal 2014, 2013 and 2012, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2014, 2013 and 2012 purchases. As a result, Cost of sales decreased by $14, $6 and $9 in fiscal 2014, 2013 and 2012, respectively. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $202 and $211 as of February 22, 2014 and February 23, 2013, respectively.

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

The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 15 years. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Business Dispositions

The Company reviews the presentation of planned business dispositions in the Consolidated Financial Statements based on the available information and events that have occurred.

The review consists of evaluating whether the business meets the definition as a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the Company will have any significant continuing involvement with the business. In addition, the Company evaluates whether the business has met the criteria to be classified as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Consolidated Balance Sheets. The estimated loss on the sale of NAI was recorded within Current liabilities of discontinued operations as of February 23, 2013. See Note 14—Discontinued Operations and Divestitures.

Businesses held for sale are reviewed for recoverability of the carrying value of the business upon meeting the classification requirements. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill, indefinite lived intangible assets and other assets are assessed. After the valuation process is completed, the held for sale business is reported at the lower of its carrying value or fair value less cost to sell, and no additional depreciation or amortization expense is recognized. The carrying value of a held for sale business includes the portion of the accumulated other comprehensive loss associated with pension and postretirement benefit obligations of the operations of the business.

There are inherent judgments and estimates used in determining impairment charges. The sale of a business can result in the recognition of a gain or loss that differs from that anticipated prior to closing.

Property, Plant and Equipment, Net

Property, plant and equipment are carried at cost. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and capitalized lease assets. Interest on property under construction of $1, $4 and $6 was capitalized in fiscal 2014, 2013 and 2012, respectively.

Goodwill and Intangible Assets

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business which consist of Independent Business, Save-A-Lot and Retail Food. As of February 22, 2014, Goodwill balances existed in the Save-A-Lot and Independent Business reporting units. Fair values are determined by using both the market approach, applying a multiple of earnings based on the guideline publicly traded company method, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums in each reporting unit including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

The Company reviews the composition of its reporting units on an annual basis and on an interim basis if events or circumstances indicate that the composition of the Company’s reporting units may have changed. There were no changes in the Company’s reporting units as a result of the fiscal 2014 and 2013 reviews.

Intangible Assets

The Company also reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to management’s estimate of projected future revenues associated with the tradename using management’s expectations of the current and future operating environment. The royalty cash flows are discounted using rates based on the weighted average cost of capital discussed above and the specific risk profile of the tradenames relative to the Company’s other assets. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition. The calculation of the impairment charge contains significant judgments and estimates including weighted average cost of capital and the specified risk profile of the tradename and future revenue and profitability. Refer to Note 2—Goodwill and Intangible Assets in the accompanying Notes to Consolidated Financial Statements for the results of the goodwill and intangible assets with indefinite useful lives testing performed during fiscal 2014 and 2013.

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

The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which historically has predominately been at the geographic market level but individual store asset groupings have been assessed in certain circumstances. Independent Business’s long-lived assets are reviewed for impairment at the distribution center level. Save-A-Lot’s long-lived assets are reviewed for impairment at the geographic market level for 11 geographic market groupings of individual corporate-owned stores and related dedicated distribution centers and individual corporate store level for 29 individual corporate stores which were part of previous asset groups for which management determined that the cash flows in those geographic market areas were no longer interdependent. Retail Food’s long-lived assets are reviewed for impairment at the geographic market group level for five geographic market groupings of individual retail stores.

During fiscal 2013, the Company determined it would be more appropriate to evaluate long-lived assets for impairment at the store level for two geographic markets within the Save-A-Lot segment. These markets continued to show higher indicators of economic decline that led to revised operating market strategies, such as the identification of a significant number of stores for closure within one geographic market asset group and the determined that Save-A-Lot was no longer expanding or maintaining another geographic market group. As such, these geographic market groups were not generating joint cash flows from the operation of the asset group, resulting in the disaggregation of the asset groups. These asset group disaggregations triggered a store-level impairment review within these previous geographic market asset groups, which resulted in a non-cash impairment charge of approximately $8 in fiscal 2013.

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

During fiscal 2013, the Company announced the closure of approximately 22 non-strategic stores within the Save-A-Lot segment including the exit of a geographic market, resulting in an impairment of $16 related to these stores’ long-lived assets. See Note 3—Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges.

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

Self-Insurance Liabilities

The Company uses a combination of insurance and self-insurance for workers’ compensation, automobile and general liability costs. It is the Company’s policy to record its insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 0.3 percent to 5.1 percent for fiscal 2014 and 0.4 percent to 5.1 percent for fiscal 2013 and 2012.

Changes in the Company’s insurance liabilities consisted of the following:

	2014	2013	2012
Beginning balance	$97	$93	$96
Expense	39	31	22
Claim payments	(33)	(27)	(25)

Ending balance	103	97	93
Less current portion	(33)	(27)	(26)

Long-term portion	$70	$70	$67

The current portion of reserves for self-insurance is included in Other current liabilities and the long-term portion is included in Other long-term liabilities in the Consolidated Balance Sheets. The insurance liabilities as of the end of the fiscal year are net of discounts of $7 as of February 22, 2014 and February 23, 2013.

Benefit Plans

The Company recognizes the funded status of its Company sponsored defined benefit plans in its Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of Other comprehensive income (loss), net of tax, in the Consolidated Statements of Stockholders’ (Deficit) Equity. The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. These assumptions are disclosed in Note 11—Benefit Plans. Actual results that differ from the assumptions are accumulated and amortized over future periods in accordance with generally accepted accounting standards.

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. Pension expense for these plans is recognized as contributions are funded. See Note 11—Benefit Plans for additional information on the Company’s participation in those multiemployer plans.

The Company also contributes to several employee 401(k) retirement savings plans.

Derivatives

The Company’s limited involvement with derivatives is primarily to manage its exposure to changes in energy prices utilized in the shipping process, and in the Company’s stores and warehouses. The Company uses derivatives only to manage well-defined risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. The Company enters into energy commitments that it expects to utilize in the normal course of business. The fair value of the Company’s derivatives was insignificant as of February 22, 2014 and February 23, 2013.

Stock-Based Compensation

The Company uses the straight-line method to recognize stock-based compensation expense over the requisite service period related to each award. Stock-based compensation expense is measured by the fair value of the award on the date of grant, net of the estimated forfeiture rate.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option pricing model using Level 3 inputs. The estimation of the fair value of stock options incorporates certain assumptions, such as risk-free interest rate and expected volatility, dividend yield and life of options.

Income Taxes

Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement amounts and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. See Note 8—Income Taxes for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income tax assets are reported as a current or noncurrent asset or liability based on the classification of the related asset or liability or according to the expected date of reversal.

The Company is currently in various stages of audits, appeals or other methods of review with authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The Company also provides interest on these liabilities at the appropriate statutory interest rate, and accrues penalties as applicable. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in Selling and administrative expenses in the Consolidated Statements of Operations.

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in stockholders’ deficit during the applicable reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income (loss) is calculated as net earnings (loss) plus or minus adjustments for pension and other postretirement benefit obligations, net of tax.

Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax. Changes in Accumulated other comprehensive loss by component follows below:

	2014	2013	2012
Pension and postretirement benefit plan accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(612)	$(657)	$(446)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(85), $18 and $161, respectively	202	(20)	(262)
Amortization of amounts included in net periodic benefit cost, net of tax (expense) of $(38), $(40) and $(32), respectively	55	65	51

Net current-period Other comprehensive income (loss), net of tax (expense) benefit of $(123), $(22) and $129, respectively	257	45	(211)
Divestiture of NAI pension plan accumulated other comprehensive loss, net of tax (expense) of $(31)	48	—	—

Pension and postretirement benefit plan accumulated other comprehensive loss at the end of period, net of tax	$(307)	$(612)	$(657)

Upon completion of the NAI Banner Sale in the first quarter of fiscal 2014, the Company disposed approximately $48 of Accumulated other comprehensive loss, which was a component of Stockholders’ deficit in the Consolidated Balance Sheets as of February 23, 2013, due to NAI’s assumption of a defined benefit pension plan established and operated under NAI. The accumulated other comprehensive loss assumed by NAI was a component of the preliminary estimated loss on the sale of NAI accrued in Current liabilities of discontinued operations in the Consolidated Balance Sheet as of February 23, 2013 and recognized in Income (loss) from discontinued operations, net of tax in fiscal 2013. Amortization of amounts included in net periodic benefit cost before tax were reclassified out of Accumulated other comprehensive loss into Selling and administrative expense in the Consolidated Statements of Operations. See Note 11—Benefit Plans for information regarding the recognition of pension and other postretirement benefit obligation activity within the Consolidated Statements of Comprehensive Income (Loss).

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

In addition, pursuant to the terms of the Tender Offer Agreement, on March 21, 2013, the Company issued approximately 42 additional shares of common stock (approximately 19.9 percent of outstanding shares prior to the share issuance) to Symphony Investors at the Tender Offer price per share of $4.00, resulting in $170 in cash proceeds to the Company, which brought Symphony Investors ownership percentage to 21.2 percent after the share issuance. The Tender Offer Agreement provides that until the second anniversary of the closing of the Tender Offer, transfers of shares acquired by Symphony Investors in the Tender Offer and from the Company pursuant to the Tender Offer Agreement will be generally restricted, with more limited restrictions thereafter. Following that period, the Company has agreed to customary obligations to register the shares acquired by Symphony Investors with the Securities and Exchange Commission if requested by Symphony Investors.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2013-02 surrounding the presentation of items reclassified from accumulated other comprehensive income (loss) to net earnings (loss). This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of accumulated other comprehensive income (loss) and into net earnings (loss) in their entirety by component, and the effect of the reclassification on each affected Consolidated Statement of Operations line item. In addition, for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings (loss), a cross reference to other required accounting standard disclosures is required. The Company adopted ASU 2013-02 in fiscal 2014. Accordingly, additional footnote disclosure is provided within Note 1—Summary of Significant Accounting Policies in these Notes to Consolidated Financial Statements. The adoption had no effect on the Company’s results of operations or financial position.

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

NOTE 2—GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 25, 2012	Additions	Impairments	Other net adjustments	February 23, 2013	Additions	Impairments	Other net adjustments	February 22, 2014
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	—	—	—	137	—	—	—	137

Total goodwill	$847	$—	$—	—	$847	$—	$—	—	$847

	February 25, 2012	Additions	Impairments	Other net adjustments	February 23, 2013	Additions	Impairments	Other net adjustments	February 22, 2014
Intangible assets:
Customer lists, customer relationships, favorable operating leases and other (accumulated amortization of $78 and $65 as of February 22, 2014 and February 23, 2013, respectively)	$105	$1	$—	$—	$106	$—	$—	$5	$111
Trademarks and tradenames—indefinite useful lives	14	—	(6)	1	9	—	—	—	9
Non-compete agreements (accumulated amortization of $2 and $2 as of February 22, 2014 and February 23, 2013, respectively)	3	—	—	—	3	—	—	—	3

Total intangible assets	122	1	(6)	1	118	—	—	5	123
Accumulated amortization	(58)	(8)	—	(1)	(67)	(8)	—	(5)	(80)

Total intangible assets, net	$64				$51				$43

The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred.

The Company conducted an annual impairment test of the net book value of goodwill and intangible assets with indefinite useful lives during the fourth quarter of fiscal 2014, which indicated the fair value of the Independent Business reporting unit exceeded its carrying value by approximately 75 percent, the fair value of the Save-A-Lot reporting unit was in excess of 100 percent of its carrying value and the fair value of intangible assets with indefinite useful lives was in excess of their carrying value. In fiscal 2013, recoverability tests of indefinite-lived tradename intangibles indicated the carrying value of a tradename within the Independent Business segment was not recoverable, which resulted in a pre-tax impairment charge of $6.

During the third and fourth quarter of fiscal 2012, the Company’s stock price experienced a significant and sustained decline, cash flows of the Company’s Retail Food segment continued to decline and the book value per share substantially exceeded the stock price. As a result, the Company performed reviews of goodwill and intangible assets with indefinite useful lives for impairment, which indicated that the carrying value of Retail Food’s goodwill exceeded its estimated fair value. The Company recorded a non-cash goodwill impairment charge of $92 during fiscal 2012 in the Retail Food segment due to the significant and sustained decline in the

Company’s market capitalization and updated discounted cash flows. The calculation of the impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

Amortization expense of intangible assets with definite useful lives of $8 was recorded in fiscal 2014, 2013 and 2012. Future amortization expense will average approximately $5 per year for the next five years.

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

Changes in the Company’s reserves for closed properties consisted of the following:

	2014	2013	2012
Beginning balance	$61	$72	$96
Additions	4	16	9
Payments	(16)	(22)	(26)
Adjustments	(2)	(5)	(7)

Ending balance	$47	$61	$72

Property, Plant and Equipment and Lease Reserve Impairment Charges

Property, plant and equipment and lease reserve impairment charges are recorded as a component of Selling and administrative expenses in the Consolidated Statements of Operations. The calculation of the closed property charges requires significant judgments and estimates including estimated subtenant rentals, discount rates, and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, and previous efforts to dispose of similar assets and existing market conditions.

In fiscal 2014, property, plant and equipment-related assets with a carrying amount of $45 were written down to their fair value of $21, resulting in impairment charges of $24. Fiscal 2014 impairment charges primarily related to software projects primarily within the Retail Food segment, distribution centers within Independent Business and previously impaired Save-A-Lot stores. In fiscal 2013, property, plant and equipment-related assets with a carrying amount of $291 were written down to their fair value of $40, resulting in impairment charges of $251. Fiscal 2013 impairment charges primarily related to certain capital projects in process, mainly related to software under development, and certain other software support tools that the executive management team determined the Company would abandon, all within the Retail Food segment and Corporate, and the announced closing of approximately 22 non-strategic Save-A-Lot stores. In fiscal 2012, property, plant and equipment-related assets with a carrying amount of $10 were written down to their fair value of $7, resulting in impairment charges of $3. Property, plant and equipment and favorable operating lease intangible related impairment charges were measured at fair value on a nonrecurring basis using Level 3 inputs and are a component of Selling and administrative expenses in the Consolidated Statements of Operations.

Due to the announced the closure of approximately 22 non-strategic Save-A-Lot stores, impairment charges of $10 were recorded in fiscal 2013 related to these closed stores’ operating leases in the Save-A-Lot segment.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	2014	2013
Land	$97	$100
Buildings	1,224	1,294
Property under construction	34	37
Leasehold improvements	693	688
Equipment	1,959	2,733
Capitalized lease assets	315	335

Total property, plant and equipment	4,322	5,187
Accumulated depreciation	(2,618)	(3,277)
Accumulated amortization on capitalized lease assets	(207)	(210)

Total property, plant and equipment, net	$1,497	$1,700

Depreciation expense was $275, $333 and $321 for fiscal 2014, 2013 and 2012, respectively. Amortization expense related to capitalized lease assets was $19, $23 and $26 for fiscal 2014, 2013 and 2012, respectively.

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

Impairment charges related to lease reserves and properties held and used and held for sale recorded during fiscal 2014, 2013 and 2012 discussed in Note 3—Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges were measured at fair value using Level 3 inputs. Goodwill and intangible asset impairment charges recorded during fiscal 2013 and 2012 discussed in Note 2—Goodwill and Intangible Assets were measured at fair value using Level 3 inputs. Discontinued operations property, plant and equipment impairment charges and finalization adjustments recorded in fiscal 2014 and 2013, related to NAI which were recorded in Income from discontinued operations, net of tax, and are discussed in Note 14—Discontinued Operations and Divestitures were measured at fair value using Level 3 inputs.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying values due to their short maturities.

The estimated fair value of notes receivable was greater than the carrying value by $2 as of February 22, 2014 and February 23, 2013. The estimated fair value of notes receivable was calculated using a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.

The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $83 and $57 as of February 22, 2014 and February 23, 2013, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 6—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	February 22, 2014	February 23, 2013
4.50% Secured Term Loan Facility due March 2019	$1,474	$—
8.00% Senior Notes due May 2016	628	1,000
6.75% Senior Notes due June 2021	400	—
2.17% to 4.25% Revolving ABL Credit Facility due March 2018	—	—
8.00% Secured Term Loan Facility due August 2018	—	834
7.50% Senior Notes due November 2014	—	490
2.21% to 4.25% Revolving ABL Credit Facility due August 2017	—	207
Accounts Receivable Securitization Facility	—	40
Other	18	28
Net discount on debt, using effective interest rates of 4.63% to 8.58%	(16)	(40)

Total debt	2,504	2,559
Less current maturities of long-term debt	(18)	(19)

Long-term debt	$2,486	$2,540

Future maturities of long-term debt, excluding the net discount on debt, as of February 22, 2014 consist of the following:

Fiscal Year
2015	$18
2016	15
2017	643
2018	15
2019	15
Thereafter	1,814

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

Senior Secured Credit Agreements

As of February 23, 2013, there were borrowings outstanding under the Company’s six-year $850 term loan due August 2018 (the “Secured Term Loan Facility due August 2018”) of $834 at the rate of LIBOR plus 6.75 percent and including a LIBOR floor of 1.25 percent, of which $9 was classified as current. The Secured Term Loan Facility due August 2018 was also guaranteed by the Company’s material subsidiaries. To secure their obligations under the Secured Term Loan Facility due August 2018, the Company and the guarantors granted a perfected first-priority mortgage lien and security interest for the benefit of the facility lenders in certain of their owned or ground-leased real estate and the equipment located on such real estate. As of February 23, 2013, there was $302 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net as well as $767 of assets included in Long-term assets of discontinued operations in the Consolidated Balance Sheets. In addition, the obligations under the Secured Term Loan Facility due August 2018 were secured by second-priority secured interests in the collateral securing the five-year $1,650 asset-based revolving credit facility (the “Revolving ABL Credit Facility due August 2017”), subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

On March 21, 2013, the Company entered into (i) an amended and restated five-year $1,000 (subject to borrowing base availability) asset-based revolving credit facility, which pursuant to an accordion feature may be increased to $1,250 upon our request and subject to the agreement of the lenders participating in the increase (the “Revolving ABL Credit Facility due March 2018”), secured by the Company’s inventory, credit card receivables and certain other assets, which bears interest at the rate of LIBOR plus 1.75 percent to LIBOR plus 2.25 percent or prime plus 0.75 percent to 1.25 percent, with facility fees ranging from 0.25 percent to 0.375 percent, depending on utilization and (ii) a new six-year $1,500 term loan (the “Secured Term Loan Facility due March 2019”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 5.00 percent and includes a floor on LIBOR set at 1.25 percent (collectively, the “Refinancing Transactions”). The proceeds of the Refinancing Transactions were used to replace the Company’s Revolving ABL Credit Facility due August 2017, the Secured Term Loan Facility due August 2018 and the $200 accounts receivable securitization facility, and refinanced the $490 of 7.50 percent senior notes due November 2014.

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

As of February 22, 2014, there were no outstanding borrowings under the Revolving ABL Credit Facility due March 2018. Facility fees under this facility were 0.375 percent. Letters of credit outstanding under the Revolving ABL Credit Facility due March 2018 were $101 at fees up to 2.125 percent and the unused available credit under this facility was $786. As of February 22, 2014, the Revolving ABL Credit Facility due March 2018 was secured on a first priority basis by $1,066 of assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Consolidated

Balance Sheets. The maturity date of the Revolving ABL Credit Facility due March 2018 is subject to a springing maturity date that is 90 days prior to May 1, 2016, if more than $250 of the 8.00 percent Senior Notes due 2016 remain outstanding as of that date. Refer to Note 15—Subsequent Events for information regarding the Company’s subsequent amendment to the Revolving ABL Credit Facility due March 2018.

The revolving loans under the Revolving ABL Credit Facility due March 2018 may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility due March 2018 are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility due March 2018. During fiscal 2014, the Company borrowed $3,803 and repaid $4,010 under its Revolving ABL Credit Facility due August 2017 and Revolving ABL Credit Facility due March 2018. During fiscal 2013, the Company borrowed $2,291 and repaid $2,111 under its previous revolving credit facility, which was refinanced in August 2012, and its Revolving ABL Credit Facility due August 2017.

The Secured Term Loan Facility due March 2019 is also guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility due March 2019, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground leased real estate and certain additional equipment. As of February 22, 2014, there was $704 of owned or ground-leased real estate and associated equipment pledged as collateral, classified as Property, plant and equipment, net in the Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility due March 2019 are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility due March 2018.

The loans under the Secured Term Loan Facility due March 2019 may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility due March 2019, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility due March 2018 and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility due March 2019. Beginning with the fiscal year ended February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company’s Excess Cash Flow for the fiscal year ended February 22, 2014, no prepayment will be required. The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2015 is not reasonably estimable. As of February 22, 2014, the loans outstanding under the Secured Term Loan Facility due March 2019 had a remaining principal balance of $1,474, none of which was classified as current.

In connection with the Refinancing Transactions, the Company paid financing costs of approximately $76 during fiscal 2014, of which approximately $61 was capitalized and $15 was expensed. In addition, the Company recognized a non-cash charge of approximately $38 for the write-off of existing unamortized financing costs and $22 for the accelerated amortization of original issue discount on the refinanced debt instruments.

On May 16, 2013, the Company entered into an amendment to the Secured Term Loan Facility due March 2019 (the “Term Loan Amendment”) that reduced the interest rate for the term loan from LIBOR plus 5.00 percent with a floor on LIBOR set at 1.25 percent to LIBOR plus 4.00 percent with a floor on LIBOR set at 1.00 percent.

The Term Loan Amendment also amended the Secured Term Loan Facility due March 2019 to provide that the Company may incur additional term loans under the facility in an aggregate principal amount of up to $500 instead of $250 as in effect prior to the Term Loan Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and the satisfaction of certain terms and conditions. The Term Loan Amendment also contains modified covenants to give the Company additional strategic and operational flexibility. Since the Secured Term Loan Facility due March 2019 was refinanced within the first year of its inception, the Company paid the lenders thereunder a 1.00 percent refinancing premium per the terms of the facility. In connection with the completion of the Term Loan Amendment, the Company paid premiums and financing costs of approximately $17 during fiscal 2014, of which approximately $10 was capitalized and $7 was expensed. In addition, the Company recognized a non-cash charge of approximately $20 for the write-off of existing unamortized financing costs and $7 for the accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019 during fiscal 2014.

On January 31, 2014, the Company entered into a second amendment to the Secured Term Loan Facility due March 2019 (the “Second Term Loan Amendment”) that further reduced the interest rate for the term loan from LIBOR plus 4.00 percent to LIBOR plus 3.50 percent with the floor on LIBOR remaining at 1.00 percent. The Second Term Loan Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the 2016 Senior Notes (defined below) remained outstanding as of that date. In addition, the amendment increased the Company’s flexibility to make future investments permitted under the Secured Term Loan Facility due March 2019. In connection with the completion of the Second Term Loan Amendment, the Company paid and expensed financing costs of approximately $4 during the fiscal fourth quarter ended February 22, 2014. In addition, the Company recognized a non-cash charge of approximately $1 for the write-off of existing unamortized financing costs and accelerated amortization of the original issue discount on the Secured Term Loan Facility due March 2019 during the fourth quarter ended February 22, 2014.

Debentures

On May 21, 2013, the Company completed a modified “Dutch Auction” tender offer (the “Debt Tender Offer”) to purchase up to $372 aggregate principal amount of its outstanding 8.00 percent Senior Notes due 2016 (the “2016 Senior Notes”), in accordance with the terms and subject to the conditions set forth in an Offer to Purchase dated May 2, 2013 and the accompanying Letter of Transmittal. On May 15, 2013 (the “Early Tender Time”), an aggregate principal amount of $372 of the 2016 Senior Notes were validly tendered (and not validly withdrawn) pursuant to the Debt Tender Offer. All notes validly tendered (and not validly withdrawn) pursuant to the Debt Tender Offer at or prior to the Early Tender Time were accepted for purchase and settled by the Company on May 21, 2013. As a result of the Debt Tender Offer being fully subscribed at the Early Tender Time, no 2016 Senior Notes tendered after the Early Tender Time were accepted for purchase.

On May 21, 2013, the Company issued $400 of 6.75 percent Senior Notes due June 2021 (the “2021 Senior Notes”). The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) for the exchange of registered 2021 Senior Notes for any and all unregistered 2021 Senior Notes that were issued on May 21, 2013. The exchange offer was completed on December 19, 2013, with all unregistered 2021 Senior Notes that were issued on May 21, 2013 being exchanged for registered 2021 Senior Notes. In connection with the Debt Tender Offer and the issuance of the 2021 Senior Notes, the Company paid financing costs and tender premiums of approximately $52 during the first quarter ended June 15, 2013, of which approximately $3 was capitalized and $49 was expensed. In addition, the Company recognized non-cash charges of $11 for the write-off of existing unamortized financing costs and accelerated amortization of original issue discount on the Secured Term Loan Facility due March 2019 during fiscal 2014.

The remaining $628 of 2016 Senior Notes and the $400 of 2021 Senior Notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

Other

Prior to the completion of the Refinancing Transactions and at February 23, 2013, the Company had the ability to borrow up to $200 on a revolving basis under its accounts receivable securitization facility, with borrowings secured by eligible accounts receivable, which remained under the Company’s control. As of February 23, 2013, there was $40 of outstanding borrowings under this facility at 1.98 percent. Facility fees on the unused portion were 0.70 percent. As of February 23, 2013, there was $282 of accounts receivable pledged as collateral, classified in Receivables, net, in the Consolidated Balance Sheet. As discussed above, this facility was repaid and terminated on March 21, 2013 in connection with the Refinancing Transactions.

As of February 23, 2013, the Company had $18 of debt with current maturities that were classified as long-term debt due to the Company’s intent to refinance such obligations with the Revolving ABL Credit Facility due March 2018 or other long-term debt.

NOTE 7—LEASES

The Company leases most of its retail stores and certain distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, to a limited extent, include options to purchase. Future minimum lease payments to be made by the Company for noncancellable operating leases and capital leases as of February 22, 2014, consist of the following:

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
2015	$122	$51
2016	116	48
2017	99	44
2018	79	41
2019	60	39
Thereafter	150	169

Total future minimum obligations	$626	392

Less interest		(119)

Present value of net future minimum obligations		273
Less current capital lease obligations		(27)

Long-term capital lease obligations		$246

Total future minimum obligations have not been reduced for future minimum subtenant rentals of $69 under certain operating subleases.

Rent expense and subtenant rentals under operating leases consisted of the following:

	2014	2013	2012
Minimum rent	$129	$127	$118
Contingent rent	5	6	2

Rent expense	134	133	120
Subtenant rentals	(13)	(13)	(15)

Total net rent expense	$121	$120	$105

The Company leases certain property to third parties under both operating and direct financing leases. Under the direct financing leases, the Company leases buildings to independent retail customers with terms ranging from one to six years. Future minimum lease and subtenant rentals under noncancellable leases as of February 22, 2014, consist of the following:

		Lease Receipts
Fiscal Year		Operating Leases	Direct Financing Leases
2015		$3	$2
2016		2	2
2017		2	1
2018		2	—
2019		1	—
Thereafter		1	—

Total minimum lease receipts		$11	5

Less unearned income			(1)

Net investment in direct financing leases			4
Less current portion			(1)

Long-term portion			$3

The carrying value of owned property leased to third parties under operating leases was as follows:

		2014	2013
Property, plant and equipment		$4	$4
Less accumulated depreciation		(3)	(3)

Property, plant and equipment, net		$1	$1

NOTE 8—INCOME TAXES

The provision for income taxes consisted of the following:

	2014	2013	2012
Current
Federal	$30	$(98)	$(92)
State	5	(9)	(8)

Total current	35	(107)	(100)
Deferred	(30)	(56)	59

Total income tax provision (benefit)	$5	$(163)	$(41)

The difference between the actual tax provision (benefit) and the tax provision computed by applying the statutory federal income tax rate to Earnings (loss) from continuing operations before income taxes is attributable to the following:

	2014	2013	2012
Federal taxes based on statutory rate	$4	$(149)	$(53)
State income taxes, net of federal benefit	—	(13)	(9)
Goodwill and intangible asset impairment	—	—	32
Tax contingency	(1)	1	(5)
Change in valuation allowance	(1)	(3)	(5)
Other	3	1	(1)

Total income tax provision (benefit)	$5	$(163)	$(41)

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consisted of the following:

	2014	2013
Deferred tax assets:
Compensation and benefits	$224	$367
Self-insurance	24	20
Property, plant and equipment and capitalized lease assets	132	110
Loss on sale of discontinued operations	1,339	1,341
Net operating loss carryforwards	23	22
Other	80	104

Gross deferred tax assets	1,822	1,964
Valuation allowance	(1,356)	(1,358)

Total deferred tax assets	466	606

Deferred tax liabilities:
Property, plant and equipment and capitalized lease assets	(147)	(204)
Inventories	(40)	(28)
Intangible assets	(25)	(21)
Other	(16)	(19)

Total deferred tax liabilities	(228)	(272)

Net deferred tax asset	$238	$334

Net deferred tax assets of $238 as of February 22, 2014 reflect long-term deferred tax assets of $287 recorded in Deferred tax assets in the Consolidated Balance Sheets and current deferred tax liabilities of $49 recorded in Other current liabilities. Net deferred tax assets of $334 as of February 23, 2013 reflect long-term deferred tax assets of $345 recorded in Deferred tax assets in the Consolidated Balance Sheets and current deferred tax liabilities of $11 recorded in Other current liabilities.

The Company has valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Company currently has state net operating loss (“NOL”) carryforwards of $475 for tax purposes. The NOL carryforwards expire beginning in 2015 and continuing through 2033 and have a $16 valuation allowance. The sale of NAI resulted in an allocation of tax expense between continuing and discontinued operations. Included in discontinued operations is the recognition of the additional tax basis in the shares of NAI offset by a valuation allowance on the capital loss that resulted from the sale of shares. The Company has recorded a valuation allowance against the projected capital loss because there is no current evidence that the capital loss will be used prior to its expiration in fiscal 2019.

Changes in the Company’s unrecognized tax benefits consisted of the following:

	2014	2013	2012
Beginning balance	$187	$165	$182
Increase based on tax positions related to the current year	15	5	14
Decrease based on tax positions related to the current year	—	(1)	(1)
Increase based on tax positions related to prior years	9	83	21
Decrease based on tax positions related to prior years	(131)	(62)	(46)
Decrease due to lapse of statute of limitations	(4)	(3)	(5)

Ending balance	$76	$187	$165

Included in the balance of unrecognized tax benefits as of February 22, 2014, February 23, 2013 and February 25, 2012 are tax positions of $48 net of tax, $60 net of tax, and $67 net of tax, respectively, which would reduce the Company’s effective tax rate if recognized in future periods.

The Company expects to resolve $8, net, of unrecognized tax benefits within the next 12 months, representing several individually insignificant income tax positions. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would occur as a result of potential settlements from these negotiations. Based on the information available as of February 22, 2014, the Company does not anticipate significant additional changes to its unrecognized tax benefits.

The Company recognized expense related to interest and penalties, net of settlement adjustments, of $4 in fiscal 2014. No amounts were recognized related to interest and penalties in fiscal 2013 and 2012. In addition to the liability for unrecognized tax benefits, the Company had a liability of $31 and $60 as of February 22, 2014 and February 23, 2013, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The Company settled various audits during fiscal 2014 and fiscal 2013 resulting in payments of $14 for interest and penalties in fiscal 2014.

The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of February 22, 2014, the Company is no longer subject to federal income tax examinations for fiscal years before 2011 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 9—STOCK-BASED AWARDS

As of February 22, 2014, the Company has stock options, restricted stock awards and performance awards (collectively referred to as “stock-based awards”) outstanding under the following plans: 2012 Stock Plan, 2007

Stock Plan, 2002 Stock Plan, 1997 Stock Plan, Albertsons Amended and Restated 1995 Stock-Based Incentive Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company’s 2012 Stock Plan, as approved by stockholders in fiscal 2013, is the only plan under which stock-based awards may be granted. The 2012 Stock Plan provides that the Board of Directors or the Leadership Development and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock-based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of 10 years from fiscal 2006 to fiscal 2012 stock-based awards granted generally have a term of seven years, and starting in fiscal 2013 stock-based awards granted generally have a term of 10 years.

Stock options are granted to key salaried employees and have been granted to the Company’s non-employee directors to purchase common stock at an exercise price not less than 100 percent of the fair market value of the Company’s common stock on the date of grant. Prior to fiscal 2013, stock options vested over four years and starting in fiscal 2013, stock options vest in three years. Restricted stock awards are also awarded to key salaried employees. The vesting of restricted stock awards is determined at the discretion of the Board of Directors or its Compensation Committee. The restrictions on the restricted stock awards generally lapse between one and five years from the date of grant and the expense is recognized over the lapsing period. Performance awards as part of the long-term incentive program are granted to key salaried employees.

As of February 22, 2014, there were 12 reserved shares under the 2012 Stock Plan available for stock-based awards. Common stock is delivered out of treasury stock upon the exercise of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or its Compensation Committee.

On March 20, 2013, the Company completed the Tender Offer and issued common stock to Symphony Investors, which the Company’s Board of Directors deemed to be a change-in-control for purposes of the Company’s outstanding stock-based awards, immediately accelerating the vesting of certain stock-based awards. The deemed change-in-control in conjunction with certain other events resulted in the immediate acceleration of certain additional stock-based awards. As a result of this action, the 2013 and 2012 long-term incentive program awards were immediately accelerated for the vast majority of the outstanding awards resulting in the recognition of the remaining unamortized stock-based compensation expense. However, as the exercise price for the vast majority of these awards was greater than the market price of the Company’s common stock at such time, the cash pay-out to management and employees was insignificant. Outstanding options granted prior to May of fiscal 2010 were also immediately accelerated resulting in the recognition of the remaining unamortized costs. In addition, the deemed change-in-control resulted in the acceleration of options and restricted stock awards granted after May of fiscal 2010 for certain employees meeting qualifying criteria. The Company recognized $9 of accelerated stock-based compensation charges in Selling and administrative expenses in fiscal 2014 as a result of the deemed change-in-control, comprised of $5 from long-term incentive programs, $3 from restricted stock awards and $1 from stock options.

Stock Options

Stock options granted, exercised and outstanding consisted of the following:

	Shares Under Option (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, February 23, 2013	22,246	$19.20
Granted	10,083	6.58
Exercised	(3,121)	2.29
Canceled and forfeited	(5,873)	23.70

Outstanding, February 22, 2014	23,335	$14.87	5.41	$15,982

Vested and expected to vest in the future as of February 22, 2014	21,646	$15.56	5.12	$15,101
Exercisable as of February 22, 2014	12,050	$23.38	2.05	$7,340

In fiscal 2014, the Company granted non-qualified stock options to certain employees under the Company’s 2012 Stock Plan. The Company granted 9 stock options with a weighted average grant date fair value of $2.78 per share, which vest over a period of three years, as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company.

In fiscal 2013, the Company’s Board of Directors granted 2 stock options to the Company’s Chief Executive Officer. The stock options have a grant date fair value of $1.40 per share. These options vest over three years. In fiscal 2013, the Company’s Board of Directors granted non-qualified stock options to the Company’s Chief Executive Officer, and the Board of Directors granted non-qualified stock options to certain other employees, under the Company’s 2012 Stock Plan. The Company granted 8 stock options with a weighted average grant date fair value of $0.98 per share as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company as it pursued its business transformation strategy. These options vest over three years.

The Company used the Black Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

	2014	2013
Dividend yield	—%	1.0 – 2.1%
Volatility rate	49.3 – 51.3%	42.3 – 61.2%
Risk-free interest rate	0.6 – 1.0%	0.4 – 0.6%
Expected option life	4.0 – 6.0 years	4.5 – 6.0 years

The Company did not grant any shares of stock options during fiscal 2012.

Restricted Stock Awards

Restricted stock award activity consisted of the following:

	Restricted Stock (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding, February 23, 2013	1,443	$7.83
Granted	491	6.98
Lapsed	(967)	6.23
Canceled and forfeited	(30)	6.08

Outstanding, February 22, 2014	937	$9.09

In fiscal 2013, the Company granted restricted stock awards of 1 shares to certain employees under the Company’s fiscal 2012 bonus plan at a fair value of $6.15 per share. The restricted stock awards will vest over a three year period from the date of grant.

Stock-Based Compensation Expense

The components of pre-tax stock-based compensation expense are included primarily in Selling and administrative expenses in the Consolidated Statements of Operations, the expense recognized and related tax benefits were as follows:

	2014	2013	2012
Stock-based compensation	$22	$13	$13
Income tax benefits	(8)	(5)	(5)

Stock-based compensation (net of tax)	$14	$8	$8

The Company realized excess tax shortfalls of $1 related to stock-based awards during fiscal 2014, and $2 during each of fiscal 2013 and 2012.

Unrecognized Stock-Based Compensation Expense

As of February 22, 2014, there was $18 of unrecognized compensation expense related to unvested stock-based awards granted under the Company’s stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

Long-Term Incentive Plans

In fiscal 2013, the Company granted 5 performance award units to certain employees under the SUPERVALU INC. 2007 Stock Plan as part of the Company’s long-term incentive program (“2013 LTIP”). Payout of the award was based on the increase in share price over the three-year service period ending May 1, 2015, and will be settled in the Company’s stock. Due to the deemed change in control along with certain other events discussed above, the 2013 and 2012 long-term incentive program awards were immediately accelerated for the vast majority of the outstanding awards in fiscal 2014.

The grant date fair value used to determine compensation expense associated with the performance grant was calculated utilizing a Monte Carlo simulation. The grant date fair value of the 2013 LTIP award was $1.38 per award unit. The amount of the awards outstanding was insignificant as of February 22, 2014. The assumptions related to the valuation of the Company’s 2013 LTIP consisted of the following:

2013
Dividend yield	4.1%
Volatility rate	45.8%
Risk-free interest rate	0.4%
Expected life	3.0 years

NOTE 10—NET EARNINGS (LOSS) PER SHARE

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	2014	2013	2012
Net earnings (loss) per share—basic:
Net earnings (loss) from continuing operations available to common stockholders	$6	$(263)	$(110)
Weighted average shares outstanding—basic	255	212	212

Net earnings (loss) from continuing operations per share—basic	$0.02	$(1.24)	$(0.52)

Income (loss) from discontinued operations, net of tax, available to common stockholders	$176	$(1,203)	$(930)
Weighted average shares outstanding—basic	255	212	212

Net earnings (loss) from discontinued operations per share—basic	$0.69	$(5.67)	$(4.39)

Net earnings (loss) available to common stockholders	$182	$(1,466)	$(1,040)
Weighted average shares outstanding—basic	255	212	212

Net earnings (loss) per share—basic	$0.71	$(6.91)	$(4.91)

Net earnings (loss) per share—diluted:
Net earnings (loss) from continuing operations available to common stockholders	$6	$(263)	$(110)
Weighted average shares outstanding—basic	255	212	212
Dilutive impact of stock-based awards	3	—	—

Weighted average shares outstanding—diluted	258	212	212

Net earnings (loss) from continuing operations per share—diluted	$0.02	$(1.24)	$(0.52)

Income (loss) from discontinued operations, net of tax, available to common stockholders	$176	$(1,203)	$(930)
Weighted average shares outstanding—basic	255	212	212
Dilutive impact of stock-based awards	3	—	—

Weighted average shares outstanding—diluted	258	212	212

Net earnings (loss) from discontinued operations per share—diluted	$0.68	$(5.67)	$(4.39)

	2014	2013	2012
Net earnings (loss) available to common stockholders	$182	$(1,466)	$(1,040)
Weighted average shares outstanding—basic	255	212	212
Dilutive impact of stock-based awards	3	—	—

Weighted average shares outstanding—diluted	258	212	212

Net earnings (loss) per share—diluted	$0.70	$(6.91)	$(4.91)

Stock-based awards of 18, 25 and 21 were outstanding during fiscal 2014, 2013 and 2012, respectively, but were excluded from the calculation of Net earnings (loss) from continuing operations per share—diluted, Net earnings (loss) from discontinued operations per share—diluted and Net earnings (loss) per share—diluted for the periods because their inclusion would be antidilutive.

NOTE 11—BENEFIT PLANS

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. The Company’s primary defined benefit pension plan, the SUPERVALU Retirement Plan, and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefit earned in these plans until December 31, 2012. Most union employees participate in multiemployer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Effective February 21, 2014, the Company amended the SUPERVALU Retiree Benefit Plan to modify the Company’s subsidies for all participants (current and former employees) who are not subject to a collective bargaining agreement which specifies a different benefit and who terminate employment on or after January 1, 2016. The result of this amendment was a reduction in the other postretirement benefit obligations of $11 with a corresponding decrease to Accumulated other comprehensive loss, net of tax.

Effective August 23, 2011, the Company amended the SUPERVALU Retiree Benefit Plan to modify benefits provided by the plan. The result of this amendment was a reduction in the other postretirement benefit obligation of $39 with a corresponding decrease to Accumulated other comprehensive loss, net of tax.

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

The benefit obligation, fair value of plan assets and funded status of the defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,893	$2,745	$109	$116
Plan Amendment	—	—	(11)	—
Service cost	—	—	2	2
Interest cost	121	123	4	5
Actuarial loss (gain)	(141)	119	(12)	(9)
Benefits paid	(147)	(94)	(6)	(5)
Other	—	—	(5)	—

Benefit obligation at end of year	2,726	2,893	81	109

Changes in Plan Assets
Fair value of plan assets at beginning of year	2,031	1,827	—	—
Actual return on plan assets	259	205	—	—
Employer contributions	118	93	6	5
Plan participants’ contributions	—	—	3	4
Benefits paid	(147)	(94)	(9)	(9)

Fair value of plan assets at end of year	2,261	2,031	—	—

Funded status at end of year	$(465)	$(862)	$(81)	$(109)

For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The Company’s accumulated benefit obligation for the defined benefit pension plans was $2,726 and $2,893 as of February 22, 2014 and February 23, 2013, respectively.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Accrued vacation, compensation and benefits	$(3)	$(2)	$(6)	$(7)
Pension and other postretirement benefit obligations	(462)	(860)	(75)	(102)

	$(465)	$(862)	$(81)	$(109)

Amounts recognized in Accumulated other comprehensive loss for the defined benefit pension and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Prior service benefit	$—	$—	$55	$57
Net actuarial loss	(567)	(928)	(25)	(46)

Total recognized in Accumulated other comprehensive loss	$(567)	$(928)	$30	$11

Total recognized in Accumulated other comprehensive loss, net of tax	$(324)	$(570)	$17	$7

The Company has recognized $48 as Accumulated other comprehensive loss, net of tax of the divested defined benefit pension plan associated with its former Shaw’s banner. The unfunded benefit obligations of $108 attributable to the divested defined benefit pension plan were included in the Long-term liabilities of discontinued operations in the Consolidated Balance Sheets as of February 23, 2013.

Net periodic benefit cost (income) and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) for defined benefit pension and other postretirement benefit plans consisted of the following:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost
Service cost	$—	$—	$—	$2	$2	$2
Interest cost	121	123	126	4	5	7
Expected return on plan assets	(141)	(133)	(114)	—	—	—
Amortization of prior service benefit	—	—	—	(13)	(12)	(9)
Amortization of net actuarial loss	101	111	88	5	6	4
Settlement	—	—	2	—	—	—

Net periodic benefit cost (income)	81	101	102	(2)	1	4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Prior service benefit	—	—	—	(11)	—	(52)
Amortization of prior service benefit	—	—	—	12	13	9
Net actuarial (gain) loss	(259)	46	417	(16)	(7)	16
Amortization of net actuarial loss	(101)	(110)	(88)	(5)	(6)	(4)

Total recognized in Other comprehensive (income) loss	(360)	(64)	329	(20)	—	(31)

Total recognized in net periodic benefit cost (income) and Other comprehensive (income) loss	$(279)	$37	$431	$(22)	$1	$(27)

The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost for the defined benefit pension plans during fiscal 2015 is $63. The estimated net amount of prior service benefit and net actuarial loss for the postretirement benefit plans that will be amortized from Accumulated other comprehensive losses into net periodic benefit cost during fiscal 2015 is $3.

At February 25, 2012, the Company converted to the 2012 Static Mortality Table for Annuitants and Non-Annuitants for calculating the pension and postretirement obligations and the fiscal 2013 expense. The impact of this change increased the February 25, 2012 projected benefit obligation by $10 and the accumulated postretirement benefit obligation by $1. This change also increased the fiscal 2013 defined benefit pension plans expense by $2. The Static Mortality Table for Annuitants and Non-Annuitants is published annually and reflects a static projection of mortality improvements which are projected forward each year. The Company used the 2014 Static Mortality Table for Annuitants and Non-Annuitants to calculate the pension and postretirement obligations.

Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2014	2013	2012
Benefit obligation assumptions:
Discount rate (1)	4.65%	4.25%	4.55%
Rate of compensation increase	—%	2.00%	2.00%
Net periodic benefit cost assumptions: (2)
Discount rate (1)	4.25%	4.55%	5.60%
Rate of compensation increase	2.00%	2.00%	2.00%
Expected return on plan assets (3)	7.00%	7.25%	7.50%

(1)	The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used by the Company.

(2)	Net periodic benefit cost is measured using weighted average assumptions as of the beginning of each year.

(3)	Expected long-term return on plan assets is estimated by utilizing forward-looking, long-term return, risk and correlation assumptions developed and updated annually by the Company. These assumptions are weighted by the actual or target allocation to each underlying asset class represented in the pension plan asset portfolio. The Company also assesses the expected long-term return on plan assets assumption by comparison to long-term historical performance on an asset class to ensure the assumption is reasonable. Long-term trends are also evaluated relative to market factors such as inflation, interest rates, and fiscal and monetary policies in order to assess the capital market assumptions.

The Company calculates its expected return on plan assets by using the market related value of plan assets. The market related value of plan assets is determined by adjusting the actual fair value of plan assets for unrecognized gains or losses on plan assets. Unrecognized gains or losses represent the difference between actual returns and expected returns on plan assets for each fiscal year and are recognized by the Company evenly over a three year period. Since the market related value of assets recognizes gains or losses over a three year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 7.50 percent as of February 22, 2014. The assumed healthcare cost trend rate for retirees before age 65 will decrease by 0.25 percent for each year through fiscal 2026, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 6.00 percent as of February 22, 2014. The assumed healthcare cost trend rate for retirees after age 65 will decrease through fiscal 2026, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption would have the following impact on the amounts reported. A 100 basis point increase in the trend rate would impact the Company’s service and interest cost by less than $1 for fiscal 2014. A 100 basis point decrease in the trend rate would impact the Company’s accumulated postretirement benefit obligation as of the end of fiscal 2014 by approximately $5, while a 100 basis point increase would impact the Company’s accumulated postretirement benefit obligation by approximately $6.

Pension Plan Assets

Plan assets are held in a master trust and invested in separately managed accounts and other commingled investment vehicles holding domestic and international equity securities, domestic fixed income securities and other investment classes. The Company employs a total return approach whereby a diversified mix of asset class investments is used to maximize the long-term return of plan assets for an acceptable level of risk. Alternative investments are also used to enhance risk-adjusted long-term returns while improving portfolio diversification. Risk management is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2014	2013
Domestic equity	29.6%	30.2%	32.9%
International equity	13.7%	14.1%	15.3%
Private equity	5.6%	5.5%	5.4%
Fixed income	42.3%	41.3%	37.3%
Real estate	8.8%	8.9%	9.1%

Total	100.0%	100.0%	100.0%

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

Mortgage backed securities—Valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the fair value is based upon an industry valuation model, which maximizes observable inputs.

Private equity and real estate partnerships—Valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

Mutual funds—Mutual funds are valued at the closing price reported in the active market in which the individual securities are traded.

Synthetic guaranteed investment contract—Valued by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

Other—Valued under an approach that maximizes observable inputs, such as gathering consensus data from the market participant’s best estimate of mid-market for actual trades or positions held.

The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The fair value of assets of the Company’s defined benefit pension plans held in a master trust as of February 22, 2014, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total
Common stock	$579	$—	$—	$579
Common collective trusts—fixed income	—	253	—	253
Common collective trusts—equity	—	344	—	344
Government securities	92	89	—	181
Mutual funds	52	243	—	295
Corporate bonds	—	290	—	290
Real estate partnerships	—	—	149	149
Private equity	—	—	125	125
Mortgage-backed securities	—	37	—	37
Other	—	8	—	8

Total plan assets at fair value	$723	$1,264	$274	$2,261

The fair value of assets of the Company’s defined benefit pension plans held in a master trust as of February 23, 2013, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total
Common stock	$554	$—	$—	$554
Common collective trusts—fixed income	—	247	—	247
Common collective trusts—equity	—	335	—	335
Government securities	60	92	—	152
Mutual funds	51	221	—	272
Corporate bonds	—	183	—	183
Real estate partnerships	—	—	136	136
Private equity	—	—	110	110
Mortgage-backed securities	—	35	—	35
Other	3	4	—	7

Total plan assets at fair value	$668	$1,117	$246	$2,031

The following is a summary of changes in the fair value for Level 3 investments for 2014 and 2013:

	Real Estate Partnerships	Private Equity
Ending balance, February 25, 2012	$113	$88
Purchases	15	20
Sales	—	(7)
Unrealized gains	8	9

Ending balance, February 23, 2013	136	110
Purchases	22	34
Sales	(26)	(24)
Unrealized gains	10	5
Realized gains and losses	7	—

Ending balance, February 22, 2014	$149	$125

Contributions

The Company expects to contribute approximately $130 to $140 to its defined benefit pension plans and postretirement benefit plans in fiscal 2015. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 and other applicable laws, as determined by the Company’s external actuarial consultant and its agreement with the PBGC described in Note 12—Commitments, Contingencies and Off—Balance Sheet Arrangements with consideration given to contributing larger amounts. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash including expected return on assets, discount rates, cost of debt, reducing or eliminating required PBGC variable rate premiums or in order to achieve exemption from participant notices of underfunding. In addition, the Company has entered into an agreement with the PBGC relating to the NAI Banner Sale where it has agreed to contribute in excess of the minimum required amounts by making additional contributions of $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017. Refer to Note 12—Commitments, Contingencies and Off—Balance Sheet Arrangements for additional information on the Company’s benefit plan agreements related to the sale of New Albertsons.

Estimated Future Benefit Payments

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2015	$115	$6
2016	122	7
2017	128	6
2018	137	6
2019	147	6
Years 2020-2024	851	31

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. The Company matches a portion of employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by the Company to the plans is determined by plan provisions or at the discretion of the Company. Total employer contribution expenses for these plans were $11, $17 and $23 for fiscal 2014, 2013 and 2012, respectively. Matching contributions were reduced or eliminated in January 2013 for most employees. Plan assets also include 3 and 7 shares of the Company’s common stock as of February 22, 2014 and February 23, 2013, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plan programs which comprise, the primary benefits paid to inactive employees prior to retirement. As of February 22, 2014, the obligation for post-employment benefits was $24, with $9 included in Accrued vacation, compensation and benefits, and $15 included in Other long-term liabilities.

Multiemployer Plans

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and the unions that are parties to the collective bargaining agreement.

Expense is recognized in connection with these plans as contributions are funded, in accordance with U.S. generally accepted accounting standards. The Company contributed $39, $38 and $38 to these plans for fiscal years 2014, 2013 and 2012, respectively. The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

a.	Assets contributed to the multiemployer plan by one employer are held in trust and may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If the Company chooses to stop participating in some multiemployer plans, or makes market exits or store closures or otherwise has participation in the plan drop below certain levels, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status (“PPA”) available in 2014 and 2013 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone or orange zone status are less than 80 percent funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of the Company’s collective bargaining agreements require that a minimum contribution be made to these plans. Multiemployer pension plan contributions and participants were predominately comparable for fiscal 2014, 2013 and 2012.

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2013.

The following table contains information about the Company’s multiemployer plans:

	EIN—Pension Plan Number	Plan Month/Day End Date	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharges Imposed (1)	Amortization Provisions
Pension Fund			2014	2013		2014	2013	2012
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Green	Green	Implemented	$9	$9	$9	No	Yes
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	8	9	9	No	Yes
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Yellow	Yellow	Implemented	8	8	7	No	No
UFCW Unions and Participating Employers Pension Plan	526117495-002	12/31	Red	Red	Implemented	4	3	4	Yes	Yes
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	Green	No	3	2	3	No	Yes
UFCW Union Local 655 Food Employers Joint Pension Plan	436058365-001	12/31	Green	Red	Implemented	2	2	2	Yes	Yes
UFCW Unions and Employers Pension Plan	396069053-001	10/31	Red	Red	Implemented	2	2	2	Yes	Yes
All Other Multiemployer Pension Plans (2)						3	3	2

Total						$39	$38	$38

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.

(2)	All Other Multiemployer Pension Plans includes 11 plans, none of which are individually significant when considering employer’s contributions to the plan, severity of the underfunded status or other factors. The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which the Company participates:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contribution 2014
Minneapolis Food Distributing Industry Pension Plan	06/01/2013 – 05/31/2015	1	05/31/2015	100.0%	Yes
Central States, Southeast and Southwest Areas Pension Fund	06/13/2009 – 07/16/2016	10	05/31/2016	28.3%	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	03/02/2013 – 03/01/2014	2	03/01/2014	96.5%	Yes
UFCW Unions and Participating Employers Pension Plan	07/08/2012 – 07/12/2014	2	07/12/2014	68.2%	Yes
Western Conference of Teamsters Pension Plan	04/17/2011 – 09/22/2016	8	07/12/2014	42.0%	No
UFCW Union Local 655 Food Employers Joint Pension Plan	05/17/2010 – 03/30/2014	1	03/30/2014	100.0%	Yes
UFCW Unions and Employers Pension Plan	04/07/2013 – 04/05/2014	1	04/05/2014	100.0%	Yes

(1)	Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees participating in the respective fund.

Multiemployer Postretirement Benefit Plans Other than Pensions

The Company also makes contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The vast majority of the Company’s contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees.

The Company contributed $87, $90 and $90 for fiscal 2014, 2013 and 2012, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

Collective Bargaining Agreements

As of February 22, 2014, the Company had approximately 35,800 employees. Approximately 15,300 employees are covered by collective bargaining agreements. During fiscal 2014, 20 collective bargaining agreements covering 8,200 employees were renegotiated and two collective bargaining agreements covering approximately 100 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2015, 23 collective bargaining agreements covering approximately 11,800 employees are scheduled to expire.

NOTE 12—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 22, 2014. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 16 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.

The Company reviews performance risk related to its guarantees of independent retail customers based on internal measures of credit performance. As of February 22, 2014, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $78 and represented $57 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company has guaranteed certain debt obligations of American Stores Company (“ASC”) on ASC’s $467 notes outstanding. In connection with the NAI Banner Sale, AB Acquisition assumed the ASC debt but the existing guarantee as provided by the Company was not released, and the Company continues as guarantor. Concurrently with the NAI Banner Sale, AB Acquisition entered into an agreement with the Company to indemnify the Company for any consideration used to satisfy the guarantee by depositing $467 in cash into an escrow account, which provides the Company first priority interest and the trustee of the ASC bondholders’

second priority interest in the collateral balance. On January 24, 2014, ASC successfully tendered for $462 of the $467 notes outstanding under the ASC indenture. The escrow account balance has been reduced to $5, the amount of ASC notes still outstanding under the ASC indenture.

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

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 22, 2014, the total undiscounted amount of all such guarantees was $331 and represented $297 on a discounted basis. Based on the settlement listing of the underlying claims data of such self-insurance commitments while the Company owned NAI, the Company believes that such contingent liabilities will continue to decline. Subsequent to the NAI Banner Sale, NAI collateralized these obligations with letters of credit to numerous states and certain NAI retail banner real estate assets. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these parent guarantees.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 22, 2014, the Company had approximately $283 of non-cancelable future purchase obligations.

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

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On

August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The court granted preliminary approval of the settlement on March 13, 2014. Final approval is subject to the court’s approval, which the parties expect to seek in July 2014. The Company recorded a litigation settlement charge of $5 before tax ($3 after tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.

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

NOTE 13—SEGMENT INFORMATION

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

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company’s business is classified by management into three reportable segments: Independent Business, Save-A-Lot and Retail Food. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Independent Business reportable segment derives revenues from wholesale distribution to independently owned retail food stores and other customers (collectively referred to as “independent retail customers”). The Save-A-Lot reportable segment derives revenues from the sale of groceries at retail locations operated and licensed by the Company (both the Company’s own stores and stores licensed by the Company to which the Company distributes wholesale products). The Retail Food reportable segment derives revenues from the sale of groceries and other products at retail locations operated by the Company. Substantially all of the Company’s operations are domestic.

The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, pharmacy and fuel, which are sold through the Company’s owned, licensed and franchised retail stores to shoppers and through its Independent Business to independent retail customers. The amounts and percentages of Net sales for each group of similar products sold in the Independent Business, Save-A-Lot and Retail Food segments and Corporate revenue consisted of the following:

	2014		2013		2012
Independent Business:
Nonperishable grocery products (1)	$6,000	35%	$6,140	36%	$6,222	36%
Perishable grocery products (2)	1,951	11	1,935	11	1,880	11
Services to independent retail customers and other	85	1	91	1	92	—

	8,036	47%	8,166	48%	8,194	47%
Save-A-Lot:
Nonperishable grocery products (1)	$2,829	17%	$2,865	17%	$2,925	17%
Perishable grocery products (2)	1,399	8	1,330	8	1,296	7

	4,228	25%	4,195	25%	4,221	24%
Retail Food:
Nonperishable grocery products (1)	$2,600	15%	$2,689	16%	$2,820	17%
Perishable grocery products (2)	1,463	9	1,428	8	1,461	8
Pharmacy products	491	3	512	3	483	3
Fuel	67	—	77	—	126	1
Other	30	—	30	—	31	—

	4,651	27%	4,736	27%	4,921	29%
Corporate:
Transition service revenue	$240	1%	$42	—%	$47	—%

Net sales	$17,155	100%	$17,139	100%	$17,383	100%

(1)	Includes such items as dry goods, general merchandise, health and beauty care, beverages, dairy, frozen foods, and candy

(2)	Includes such items as meat, produce, deli and bakery

NOTE 14—DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

On March 21, 2013, the Company sold its Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”) to AB Acquisition.

The Company received net proceeds of approximately $100 and a short-term note receivable of approximately $44 for the stock of NAI. AB Acquisition assumed approximately $3,200 of debt and capital leases, excluding original issue discounts. In addition, AB Acquisition assumed the underfunded status of NAI’s related share of the multiemployer pension plans to which the Company contributed. AB Acquisition’s portion of the underfunded status of the multiemployer pension plans was estimated to be approximately $1,138 before tax, based on the Company’s estimated “proportionate share” of underfunding calculated as of February 23, 2013.

In connection with the Stock Purchase Agreement, the Company entered into various agreements with AB Acquisition and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) and operating and supply agreements. These arrangements have initial terms that range from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The Company recognized $240, $42 and $47 in TSA fees during fiscal 2014, 2013 and 2012, respectively, including $60 under the first-year transitional fee provisions during fiscal 2014. The shared service center costs incurred to support back office functions related to the NAI Banners represent administrative overhead and are recorded in Selling and administrative expenses.

The Company has determined that the continuing cash flows generated by these arrangements are not significant in proportion to the cash flows that the Company would have generated had the NAI Banner Sale not occurred, and that the arrangements do not provide the Company the ability to significantly influence the operating or financial policies of the NAI Banners. Accordingly, the above arrangements do not constitute significant continuing involvement in the operations of the NAI Banners. The assets, liabilities, operating results, and cash flows of the NAI Banners have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

During the fourth quarter of fiscal 2013, the Company presented the assets and liabilities of NAI as discontinued operations and accordingly assessed the long-lived assets of the disposal group for impairment by comparing the carrying value of the total net assets of discontinued operations to their estimated fair value based on the proceeds expected to be received and debt expected to be assumed by AB Acquisition pursuant to the Stock Purchase Agreement less the estimated costs to sell. The Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150, recorded as a component of Current liabilities of discontinued operations, and a pre-tax property, plant and equipment-related impairment of $203, recorded as a reduction of Long-term assets of discontinued operations, in the Consolidated Balance Sheets. The calculation was finalized during fiscal 2014, including working capital finalization. The total loss on sale of NAI was $1,263, comprised of $1,081 of contract loss and $182 of property, plant and equipment-related impairment, resulting in a $90 pre-tax reduction to the preliminary estimated loss on sale of NAI during fiscal 2014, which was recorded as a component of Income from discontinued operations, net of tax in the Consolidated Statements of Operations. The Company determined the pre-tax property, plant and equipment-related impairment using Level 3 inputs.

The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)	February 25, 2012 (52 weeks)
Net sales	$1,235	$17,230	$18,764

Income (loss) before income taxes from discontinued operations	121	(1,238)	(876)
Income tax (benefit) provision	(55)	(35)	54

Income (loss) from discontinued operations, net of tax	$176	$(1,203)	$(930)

The tax rate for the income tax benefit included as a component of Income from discontinued operations, net of tax for fiscal 2014 included $105 of discrete tax benefits primarily resulting from the settlement of IRS audits for the fiscal 2010, 2009 and 2008 tax years and an adjustment to decrease the loss on sale of NAI reported at February 23, 2013.

The amounts of the intercompany sales, which approximate related costs and were eliminated upon consolidation, were $19 and $236 for fiscal 2014 and 2013, respectively. The Company recorded $209 within Net sales of continuing operations related to the NAI banners for fiscal 2014. The Company provides certain back office support to the divested NAI Banners under the TSA. Fees earned under the TSA are reflected in Net sales in the Consolidated Statements of Operations.

The following is a summary of the assets and liabilities of discontinued operations as of February 23, 2013:

February 23, 2013
Assets
Cash and cash equivalents	$77
Receivables, net	215
Inventories, net	1,155
Other current assets	47

Total current assets	1,494

Property, plant and equipment, net	3,767
Intangible assets, net	555
Other assets	655

Total assets	$6,471

Liabilities
Accounts payable	$652
Accrued vacation, compensation and benefits	217
Current maturities of long-term debt and capital lease obligations	212
Accrued loss on contract	1,140
Other current liabilities	480

Total current liabilities of discontinued operations	2,701

Long-term debt and capital lease obligations	2,832
Pension and other postretirement benefit obligations	109
Other long-term liabilities	850

Total liabilities	6,492

Net liabilities of discontinued operations	$(21)

Divestitures

During fiscal 2012, the Company sold 107 fuel centers which were part of the Retail Food segment, including 97 discontinued operations fuel centers. The Company received $89 in cash, primarily through discontinued operations, and recognized a pre-tax loss of $7, of which $1 and $6 of the pre-tax loss is presented as continuing operations and discontinued operations, respectively, related to the sale of the fuel centers.

NOTE 15—SUBSEQUENT EVENTS

On April 17, 2014, the Company entered into an amendment to the Revolving ABL Credit Facility due March 2018 (the “ABL Amendment”) that reduced the interest rates for the facility, among other things. The new rates will be LIBOR plus 1.50 percent to LIBOR plus 2.00 percent or prime plus 0.50 percent to 1.00 percent, depending on utilization. The ABL Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the Company’s 8.00 percent Senior Notes due May 2016 remained outstanding as of that date. The springing maturity provision was replaced with a springing reserve provision that calls for a reserve to be placed against availability under the facility in the amount of any outstanding Material Indebtedness (as defined in the Revolving ABL Credit Facility due March 2018) that is due within 30 days of the date the reserve is established. The ABL Amendment also amended the Revolving ABL Credit Facility due March 2018 to provide that the Company may incur additional term loans under the Secured Term Loan Facility due March 2019 in an aggregate principal amount of up to $500 instead of $250 as in effect prior to the ABL Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and the satisfaction of certain terms and conditions. In addition, the ABL Amendment extended the maturity date of the facility to February 21, 2019 and contains modified covenants to give the Company additional strategic and operational flexibility.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	2014
	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (12 weeks)	Fiscal Year (52 weeks)
Net sales (1)	$5,242	$3,948	$4,012	$3,953	$17,155
Gross profit	$796	$577	$569	$590	$2,532
Net (loss) earnings from continuing operations (2)	$(105)	$39	$32	$40	$6
Net earnings	$85	$40	$31	$26	$182
Net (loss) earnings per share from continuing operations—diluted (3)	$(0.43)	$0.15	$0.12	$0.15	$0.02
Net earnings per share—diluted	$0.34	$0.15	$0.12	$0.10	$0.70
Dividends declared per share	$—	$—	$—	$—	$—
Weighted average shares—diluted	250	261	262	261	258

	2013
	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (12 weeks)	Fiscal Year (52 weeks)
Net sales (1)	$5,250	$3,939	$4,051	$3,899	$17,139
Gross profit	$720	$529	$530	$557	$2,336
Net loss from continuing operations (5)	$(18)	$(56)	$(15)	$(174)	$(263)
Net earnings (loss)	$41	$(111)	$16	$(1,412)	$(1,466)
Net loss per share from continuing operations—diluted (3)	$(0.08)	$(0.26)	$(0.07)	$(0.82)	$(1.24)
Net earnings (loss) per share—diluted (4)	$0.19	$(0.52)	$0.08	$(6.65)	$(6.91)
Dividends declared per share	$0.0875	$—	$—	$—	$0.0875
Weighted average shares—diluted	214	212	214	212	212

(1)	During the second quarter of fiscal 2014, the Company revised its presentation of fees earned under its transition services agreements. The Company historically presented fees earned under its transition services agreements as a reduction of Selling and administrative expenses. The presentation of such fees earned has been revised and they are now reflected as revenue, within Net sales of Corporate, for all periods. The revision had the effect of increasing both Net sales and Gross profit, with a corresponding increase in Selling and administrative expenses. These revisions did not impact Operating earnings (loss), Loss from continuing operations before income taxes, Net earnings (loss), cash flows, or financial position for any period reported.

(2)

Results from continuing operations for the fiscal year ended February 22, 2014 include net costs and charges of $235 before tax ($144 after tax, or $0.56 per diluted share), comprised of charges for the write-off of non-cash unamortized financing costs and original issue discount acceleration of $99 before tax ($60 after tax, or $0.24 per diluted share) and debt refinancing costs of $75 before tax ($47 after tax, or $0.18 per diluted share) recorded in Interest expense, net, severance costs and accelerated stock-based compensation charges of $46 before tax ($29 after tax, or $0.11 per diluted share), non-cash asset impairment and other charges of

$16 before tax ($11 after tax, or $0.04 per diluted share), contract breakage and other costs of $6 before tax ($2 after tax, or $0.01 per diluted share) and a legal settlement charge of $5 before tax ($3 after tax, or $0.01 per diluted share) recorded in Selling and administrative expenses, and a multi-employer pension withdrawal charge of $3 before tax ($2 after tax, or $0.01 per diluted share) recorded in Gross profit, offset in part by a gain on sale of property of $15 before tax ($10 after tax, or $0.04 per diluted share) recorded in Selling and administrative expenses.

(3)	As a result of the net loss for the first quarter during fiscal 2014 and four quarters of fiscal 2013, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of Net loss per share from continuing operations—diluted for these periods.

(4)	As a result of the net loss for the second and fourth quarters during fiscal 2013, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of Net loss per share—diluted for these periods.

(5)	Results from continuing operations for the fiscal year ended February 23, 2013 included net charges and costs of $303 before tax ($187 after tax, or $0.88 per diluted share), comprised of non-cash asset impairment and other charges of $227 before tax ($140 after tax, or $0.66 per diluted share) and multi-employer pension withdrawal liability and severance costs of $36 before tax ($23 after tax, or $0.10 per diluted share) recorded in Selling and administrative expenses, a non-cash charge for the write-off unamortized financing costs of $22 before tax ($14 after tax, or $0.07 per diluted share) recorded in Interest expense, net, and store closure impairment charges of $22 before tax ($13 after tax, or $0.06 per diluted share) and intangible asset impairment charges of $6 before tax ($3 after tax, or $0.02 per diluted share), offset in part by a cash settlement received from credit card companies of $10 before tax ($6 after tax or, $0.03 per diluted share) recorded in Selling and administrative expenses.

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Fiscal Year	Additions	Deductions	Balance at End of Fiscal Year
Allowance for losses on receivables:
2014	$5	16	(12)	$9
2013	3	11	(9)	5
2012	4	6	(7)	3

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 22, 2014, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 22, 2014, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 22, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on management’s assessment using this framework, as of February 22, 2014, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of February 22, 2014 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 22, 2014.

Changes in Internal Control Over Financial Reporting

In connection with the divestiture of NAI, the Company reviewed the internal controls over financial reporting. During the first quarter of fiscal 2014, the Company identified certain controls which were not related to the Company’s continuing operations but were solely related to the operations of the Company’s retail banners that are now operated by NAI. Because those controls did not relate to the Company’s continuing operations, they were discontinued in the first quarter of fiscal year 2014. Overall, there has been no change to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders under the heading “Committees of the Board of Directors—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1).”

The Company has adopted a code of ethics called the Code of Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is posted on the Company’s website (www.supervalu.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, at the address specified above.

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

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders under the headings “Board Practices—Compensation Risk Assessment,” “Director Compensation,” “Committees of the Board of Directors—Leadership Development and Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of the Leadership Development and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The following table sets forth information as of February 22, 2014 about the Company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

(shares not in millions) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	21,181,876	(2)	$15.31	(2)	19,114,158	(3)
Equity compensation plans not approved by security holders (4)	515,298		$29.90		—

Total	21,697,174		$15.66		19,114,158	(5)

(1)	Includes the Company’s 2002 Stock Plan, 2007 Stock Plan, 2012 Stock Plan, Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan and Albertson’s, Inc. 2004 Equity and Performance Incentive Plan.

(2)	Includes options for 171,230 shares under the Albertson’s, Inc. 1995 Stock-Based Incentive Plan at a weighted average exercise price of $26.98 per share that were assumed in connection with the acquisition of New Albertson’s, Inc. on June 2, 2006.

(3)	In addition to grants of options, warrants or rights, includes 17,983,785 shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards under the Company’s 2012 Stock Plan and 1,130,373 shares available for issuance under the Director’s Deferred Compensation Plan.

(4)	Includes the Company’s 1997 Stock Plan.

(5)	Includes 2007 Stock Plan option expirations, stock appreciation right expirations, restricted stock award forfeitures and restricted stock unit forfeitures totaling 7,718,017. The 2012 Plan states that prior 2007 Stock Plan option expirations can be added back into the Plan for issuance.

1997 Stock Plan. The Board of Directors adopted the 1997 Stock Plan on April 9, 1997 to provide for the granting of non-qualified stock options, restoration options, stock appreciation rights, restricted stock, restricted stock units and performance awards to key employees of the Company or any of its subsidiaries. A total of 10,800,000 (not in millions) shares were authorized for awards under the 1997 Stock Plan. The Board of Directors amended this plan in each of August 18, 1998, March 14, 2000 and April 10, 2002. The 1997 Stock Plan expired on April 9, 2007 and, therefore, no further awards may be granted under the 1997 Stock Plan. Stock options covering a total of 515,298 (not in millions) shares remained outstanding under the 1997 Stock Plan as of February 22, 2014. All employees, consultants or independent contractors providing services to the Company, other than officers or directors of the Company or any of its affiliates who are subject to Section 16 of the Exchange Act, were eligible to participate in the 1997 Stock Plan. The Board of Directors administers the 1997 Stock Plan and has discretion to set the terms of all awards made under the 1997 Stock Plan, except as otherwise expressly provided in the 1997 Stock Plan. Options granted under the 1997 Stock Plan may not have an exercise price less than 100 percent of the fair market value of the Company’s common stock on the date of the grant. Unless the Board of Directors otherwise specifies, restricted stock and restricted stock units will be forfeited and reacquired by the Company if an employee is terminated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders under the heading “Board Practices—Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders under the heading “Board Practices—Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The Consolidated Financial Statements to the Company listed in the accompanying “Index of
Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

The consolidated financial statement schedule to the Company listed in the accompanying “Index of Financial Statements and Schedules.”

(3)	Exhibits:

	(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

		2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

		2.1	Stock Purchase Agreement, dated January 10, 2013, by and among SUPERVALU INC., AB Acquisition LLC and New Albertson’s, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.)

		2.2	Tender Offer Agreement, dated January 10, 2013, by and between SUPERVALU INC., Symphony Investors LLC and Cerberus Capital Management, L.P., is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.)

	(3)	Articles of Incorporation and Bylaws:

		3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.

		3.2	Amended and Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

	4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

	4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

	4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

	4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

	4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

	4.7	Officers’ Certificate and Authentication Order dated May 7, 2009 for the 8.000% Senior Notes due 2016 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2009.

	4.8	Officers’ Certificate and Authentication Order dated May 21, 2013 for the 6.750% Senior Notes due 2021 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of

September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2013).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and
Exchange Commission upon request.

(10)	Material Contracts:

	10.1	SUPERVALU INC. 2002 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

	10.2	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended on April 17, 2007, is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

	10.3	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

	10.4	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

	10.5	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

	10.6	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

	10.7	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.8	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended, is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.9	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of October 12, 2006 for Jeffrey Noddle is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.*

10.10	SUPERVALU INC. 1997 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2007.*

10.11	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.12	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.13	Third Amendment of SUPERVALU INC. Excess Benefits Plan Restatement is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.14	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.15	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)I. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.17	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.18	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10) r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.19	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.20	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.21	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.22	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.23	Sixth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan, is incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

10.24	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.25	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.26	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.27	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.28	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.3 to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.*

10.29	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.30	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.31	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.32	SUPERVALU INC. 2007 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007.*

10.33	SUPERVALU INC. 2007 Stock Plan Form of Stock Appreciation Rights Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.34	SUPERVALU INC. 2007 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.35	SUPERVALU INC. 2007 Stock Plan Form of Restoration Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.36	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2007.*

10.37	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (restricted stock settled) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.38	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Terms and Conditions (restricted stock settled) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.39	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Agreement (cash-settled units) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.40	SUPERVALU INC. 2007 Stock Plan Form of Performance Stock Unit Award Terms and Conditions (cash-settled units) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.41	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.42	SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.43	Form of 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.44	Form of 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.45	Form of 2007 Stock Plan Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.46	Form of SUPERVALU INC. 2007 Stock Plan Stock Appreciation Rights Agreement for Officers, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.47	Form of 2007 Stock Plan Performance Award Terms and Conditions for the Fiscal 2012-2014 Performance Period is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2011.

10.48	SUPERVALU INC. 2007 Stock Plan Fiscal 2013-2015 Multi-Year Performance Award Terms and Conditions is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2012.*

10.49	SUPERVALU Executive Deferred Compensation Plan (2008 Statement) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.50	Form of Change of Control Severance Agreement, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2009.*

10.51	Form of Change of Control Severance Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2013.*

10.52	Executive & Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.53	Amendment No. 1 to Executive and Officer Severance Pay Plan is incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2012.*

10.54	Second Amendment to the SUPERVALU INC. Executive and Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.55	Third Amendment to the SUPERVALU INC. Executive and Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.56	Summary of Non-Employee Director Compensation.*

10.57	SUPERVALU INC. 2012 Stock Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.58	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.59	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Terms and Conditions (For Employees) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.60	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.61	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.62	SUPERVALU INC. 2012 Stock Plan Form of Fiscal 2013-2015 Multi-Year Performance Award Terms and Conditions is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.63	SUPERVALU INC. 2012 Stock Plan as amended May 6, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.64	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Employees) adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.65	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Directors) adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.66	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement and Terms and Conditions adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.67	SUPERVALU INC. 2012 Stock Plan Form of Bonus Restricted Stock Award Agreement and Terms and Conditions adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.68	SUPERVALU INC. Directors’ Deferred Compensation Plan (2009 Statement), as amended is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.69	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.70	Trust Agreement Amendment, dated January 9, 2013, by and between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A., is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.71	Form of Retention Agreement, dated as of July 16, 2012, between SUPERVALU, INC. and certain key employees, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2012.*

10.72	Credit Agreement, dated August 30, 2012, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other Lenders party thereto, as LC Issuers, and the Lenders party thereto, U.S. Bank, National Association, Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc, General Electric Capital Corporation, as Co-Documentation Agents, Union Bank, N.A., PNC Bank, National Association and Goldman Sachs Bank USA, as Senior Managing Agents, and Wells Fargo Capital Finance, LLC, U.S. Bank, National Association, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, BMO Harris Bank N.A., RBS Citizens, N.A. and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2012.**

10.73	Amended and Restated Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other lenders party thereto, as LC Issuers, and the lenders party thereto, U.S. Bank, National Association and Rabobank Nederland, New York Branch, as Co-Syndication Agents, Wells Fargo Bank, National Association, as collateral agent, Goldman Sachs Bank USA, Credit Suisse AG, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Bank of America, N.A., as Co-Documentation Agents, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., Regions Bank and Union Bank, N.A., as Senior Managing Agents, and Wells Fargo Bank, National Association, U.S. Bank, National Association, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Rabobank Nederland, New York Branch and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.74	Term Loan Credit Agreement, dated August 30, 2012, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the Lenders parties thereto, Credit Suisse AG, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Barclays Bank PLC, as Joint Bookrunners and Joint Lead Arrangers, Barclays Bank PLC, as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2012.**

10.75	Term Loan Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the lenders parties thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Joint Lead Bookrunners and Joint Lead Arrangers, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Documentation Agents, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.76	Amendment Agreement, dated May 16, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders parties thereto is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2013.**

10.77	Amendment Agreement, dated January 31, 2014, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders parties thereto is incorporate herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2014.**

	10.78	Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and Albertson’s LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

	10.79	Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and New Albertson’s, Inc., is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

	10.80	Letter Agreement, dated August 2, 2012, between SUPERVALU INC. and Wayne C. Sales, is incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2012.*

	10.81	Letter Agreement Amendment, dated, February 3, 2013 between SUPERVALU INC. and Wayne C. Sales, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2013.*

	10.82	Letter Agreement, dated January 10, 2013, between SUPERVALU INC. and Sam Duncan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

	10.83	Letter Agreement Amendment, dated, February 3, 2013 between SUPERVALU INC. and Sam K. Duncan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2013.*

	10.84	SUPERVALU INC. Inducement Grant Stock Option Agreement and Terms and Conditions, effective as of February 4, 2013, between SUPERVALU INC. and Sam Duncan is incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 24, 2013.*

	10.85	Letter Agreement, dated May 7, 2013, between SUPERVALU INC. and Sherry M. Smith is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2013 filed with the SEC on July 24, 2013.*

	10.86	Letter Agreement, dated July 23, 2013, between SUPERVALU INC. and Bruce H. Besanko is incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2013.*

(21)	Subsidiaries to the Company.

	21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

	23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

	24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

	32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

	101.	The following materials from the SUPERVALU INC. Annual Report on Form 10-K for the fiscal year ended February 22, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Segment Financial Information (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholders’ (Deficit) Equity, (vi) the Consolidated Statements of Cash Flows and (vii) the Notes to Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)
DATE: April 23, 2014	By:	/s/ SAM DUNCAN
Sam Duncan
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SAM DUNCAN Sam Duncan	Chief Executive Officer, President and Director (principal executive officer)	April 23, 2014

/S/ BRUCE H. BESANKO Bruce H. Besanko	Executive Vice President, Chief Financial Officer (principal financial officer)	April 23, 2014

/S/ SUSAN S. GRAFTON Susan S. Grafton	Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)	April 23, 2014

/S/ DONALD R. CHAPPEL* Donald R. Chappel	Director

/S/ IRWIN S. COHEN* Irwin S. Cohen	Director

/S/ PHILIP L. FRANCIS* Philip L. Francis	Director

/S/ ERIC G. JOHNSON* Eric G. Johnson	Director

/S/ MATTHEW E. RUBEL* Matthew E. Rubel	Director

/S/ WAYNE C. SALES* Wayne C. Sales	Director

/S/ JOHN T. STANDLEY* John T. Standley	Director

/S/ GERALD L. STORCH* Gerald L. Storch	Director and Non-Executive Chairman

*	Executed this 23rd day of April 2014, on behalf of the indicated Directors by Karla C. Robertson, duly appointed Attorney-in-Fact.

By:	/s/ Karla C. Robertson
Karla C. Robertson
Attorney-in-Fact