Form 10-Q
period 2014-06-14
SUPERVALU INC
filed 2014-07-24
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (16 weeks) ended June 14, 2014.

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

As of July 18, 2014, there were 260,775,933 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	First Quarter Ended
	June 14, 2014 (16 weeks)	June 15, 2013 (16 weeks)
Net sales
Independent Business	$2,400	$2,463
% of total	45.9%	47.0%
Save-A-Lot	1,348	1,266
% of total	25.7%	24.2%
Retail Food	1,428	1,428
% of total	27.3%	27.2%
Corporate	58	84
% of total	1.1%	1.6%

Total net sales	$5,234	$5,241
	100.0%	100.0%

Operating earnings
Independent Business	$66	$55
% of Independent Business sales	2.8%	2.3%
Save-A-Lot	46	52
% of Save-A-Lot sales	3.4%	4.1%
Retail Food	30	7
% of Retail Food sales	2.1%	0.4%
Corporate	(7)	(30)

Total operating earnings	135	84
% of total net sales	2.6%	1.6%
Interest expense, net	64	249
Equity in earnings of unconsolidated affiliates	(1)	(1)

Earnings (loss) from continuing operations before income taxes	72	(164)
Income tax provision (benefit)	24	(62)

Net earnings (loss) from continuing operations	48	(102)
(Loss) income from discontinued operations, net of tax	(3)	190

Net earnings including noncontrolling interests	45	88
Net earnings attributable to noncontrolling interests	2	3

Net earnings attributable to SUPERVALU INC.	$43	$85

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except percent and per share data)

	First Quarter Ended
	June 14, 2014 (16 weeks)	% of Net sales	June 15, 2013 (16 weeks)	% of Net sales
Net sales	$5,234	100.0%	$5,241	100.0%
Cost of sales	4,482	85.6	4,446	84.8

Gross profit	752	14.4	795	15.2
Selling and administrative expenses	617	11.8	711	13.6

Operating earnings	135	2.6	84	1.6
Interest expense, net	64	1.2	249	4.8
Equity in earnings of unconsolidated affiliates	(1)	—	(1)	—

Earnings (loss) from continuing operations before income taxes	72	1.4	(164)	(3.1)
Income tax provision (benefit)	24	0.5	(62)	(1.2)

Net earnings (loss) from continuing operations	48	0.9	(102)	(2.0)
(Loss) income from discontinued operations, net of tax	(3)	(0.1)	190	3.6

Net earnings including noncontrolling interests	45	0.9	88	1.7
Net earnings attributable to noncontrolling interests	2	—	3	0.1

Net earnings attributable to SUPERVALU INC.	$43	0.8%	$85	1.6%

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.18		$(0.43)
Discontinued operations	$(0.01)		$0.78
Basic net earnings per share	$0.17		$0.35

Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.18		$(0.43)
Discontinued operations	$(0.01)		$0.77
Diluted net earnings per share	$0.17		$0.34

Weighted average number of shares outstanding:
Basic	260		246
Diluted	262		250

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	First Quarter Ended
	June 14, 2014 (16 weeks)	June 15, 2013 (16 weeks)
Net earnings including noncontrolling interests	$45	$88
Other comprehensive income:
Amortization of actuarial loss on pension and other postretirement benefit obligations, net of tax of $5 and $11, respectively	11	18

Comprehensive income including noncontrolling interests	56	106
Comprehensive income attributable to noncontrolling interests	2	3

Comprehensive income attributable to SUPERVALU INC.	$54	$103

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 14, 2014	February 22, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$90	$83
Receivables, net	500	493
Inventories, net	916	861
Other current assets	107	106

Total current assets	1,613	1,543

Property, plant and equipment, net	1,447	1,497
Goodwill	847	847
Intangible assets, net	41	43
Deferred tax assets	260	287
Other assets	146	157

Total assets	$4,354	$4,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,055	$1,043
Accrued vacation, compensation and benefits	193	190
Current maturities of long-term debt and capital lease obligations	43	45
Other current liabilities	216	213

Total current liabilities	1,507	1,491

Long-term debt	2,486	2,486
Long-term capital lease obligations	233	246
Pension and other postretirement benefit obligations	483	536
Long-term tax liabilities	142	140
Other long-term liabilities	185	205
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 261 and 260 shares issued, respectively	3	3
Capital in excess of par value	2,824	2,862
Treasury stock, at cost, 4 shares	(67)	(101)
Accumulated other comprehensive loss	(296)	(307)
Accumulated deficit	(3,152)	(3,195)

Total SUPERVALU INC. stockholders’ deficit	(688)	(738)
Noncontrolling interests	6	8

Total stockholders’ deficit	(682)	(730)

Total liabilities and stockholders’ deficit	$4,354	$4,374

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	First Quarter Ended
	June 14, 2014	June 15, 2013
	(16 weeks)	(16 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$45	$88
(Loss) income from discontinued operations, net of tax	(3)	190

Net earnings (loss) from continuing operations	48	(102)
Adjustments to reconcile Net earnings (loss) from continuing operations to Net cash provided by (used in) operating activities – continuing operations:
Asset impairment and other charges	2	182
Net gain on sale of assets and exits of surplus leases	(7)	(4)
Depreciation and amortization	89	98
LIFO charge	2	—
Deferred income taxes	6	6
Stock-based compensation	7	12
Net pension and other postretirement benefits cost	9	25
Contributions to pension and other postretirement benefit plans	(45)	(72)
Other adjustments	6	12
Changes in operating assets and liabilities, net of effects from business acquisitions	(60)	(255)

Net cash provided by (used in) operating activities – continuing operations	57	(98)
Net cash used in operating activities – discontinued operations	—	(86)

Net cash provided by (used in) operating activities	57	(184)

Cash flows from investing activities
Proceeds from sale of assets	4	3
Purchases of property, plant and equipment	(37)	(18)
Payments for business acquisitions	(5)	—
Other	6	1

Net cash used in investing activities – continuing operations	(32)	(14)
Net cash provided by investing activities – discontinued operations	—	101

Net cash (used in) provided by investing activities	(32)	87

Cash flows from financing activities
Proceeds from issuance of debt	—	1,989
Proceeds from sale of common stock	2	173
Payments of debt and capital lease obligations	(13)	(1,953)
Distributions to noncontrolling interests	(4)	(5)
Payments of debt financing costs	(3)	(145)
Other	—	2

Net cash (used in) provided by financing activities – continuing operations	(18)	61
Net cash used in financing activities – discontinued operations	—	(37)

Net cash (used in) provided by financing activities	(18)	24

Net increase (decrease) in cash and cash equivalents	7	(73)
Cash and cash equivalents at beginning of period	83	149

Cash and cash equivalents at the end of period	$90	$76

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions and related obligations	$—	$2
Purchases of property, plant and equipment included in Accounts payable	$16	$7
Interest and income taxes paid:
Interest paid (net of amounts capitalized)	$58	$93
Income taxes paid (net of refunds)	$(3)	$19

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying condensed consolidated financial statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the first quarters ended June 14, 2014 and June 15, 2013 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014. The results of operations for the first quarter ended June 14, 2014 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 22, 2014 has been derived from the audited Consolidated Balance Sheet as of that date.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. During fiscal 2015, the Company’s first quarter consists of 16 weeks, the second and third quarters both consist of 12 weeks, the fourth quarter consists of 13 weeks and the fiscal year ended February 28, 2015 consists of 53 weeks.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 14, 2014 and February 22, 2014, the Company had net book overdrafts of $118 and $134, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $204 at June 14, 2014 and $202 at February 22, 2014. The Company recorded a LIFO charge of $2 and $0 for the first quarters ended June 14, 2014 and June 15, 2013, respectively.

Revisions

In the first quarter of fiscal 2015, the Company revised the presentation of noncontrolling interests as reflected in the Condensed Consolidated Financial Statements. Net earnings attributable to noncontrolling interests were previously presented within Selling and administrative expenses in the Condensed Consolidated Statements of Operations and have been revised to be presented separately as Net earnings attributable to noncontrolling interests. Noncontrolling interests were previously presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets and have been revised as a component of Stockholders’ deficit. Distributions to noncontrolling interests were previously presented as a reduction of cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows and have been revised to be presented within distributions to noncontrolling interests within financing activities. In addition, the Company revised the presentation of equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates was previously presented in Net sales and has been revised to be presented separately as Equity in earnings of unconsolidated affiliates. The revisions did not impact Net earnings attributable to SUPERVALU INC. or net earnings per share for any period. Management has determined that the presentation changes are not material to any period reported. Prior period amounts have been revised to conform to the current period presentation.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under accounting standard update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The Company adopted ASU 2013-11 in the first quarter of fiscal 2015, which resulted in a reclassification of less than $1 of unrecognized tax benefits and other credits against deferred tax assets.

In April 2014, the FASB issued authoritative guidance under ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this ASU, disposals must represent a strategic shift that should have a major effect on operations and financial results and allows for continuing involvement in order to meet certain classification and disclosure requirements. Certain disclosures for disposals of individually significant components of an entity that do not qualify for discontinued operations presentation are also required. This ASU is effective prospectively for disposals that have not been reported in previously issued financial statements. The Company adopted ASU 2014-08 in the first quarter of fiscal 2015 and the adoption did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model requiring entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU will be adopted by the Company during the first quarter of fiscal 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently evaluating which approach it will apply and the potential adoption impact on its Consolidated Financial Statements.

NOTE 2 – BUSINESS ACQUISITIONS

Rainbow Stores

On May 6, 2014, the Company entered into asset purchase agreements with RBF, LLC (the “Seller”) and Roundy’s Supermarkets, Inc. (“Roundy’s”). In addition, on May 6, 2014, several independent retailer customers and franchisees, including Diamond Lake 1994 L.L.C. in which the Company has a minority ownership interest, also executed asset purchase agreements with the Seller and Roundy’s.

Subsequent to the end of the first quarter of fiscal 2015, the Company closed on the purchase of certain assets and assumed certain liabilities related to seven Rainbow Foods grocery stores, 11 Rainbow Foods pharmacy locations, one Rainbow Foods liquor store, and three Rainbow Foods grocery stores in which the Company has a minority interest. The Company intends to operate five of the grocery stores, all pharmacies and the liquor store under the Cub Foods banner and two of the grocery stores are operating as Rainbow Foods grocery stores. The Company acquired Roundy’s RAINBOW™ trademarks. Total consideration for stores acquired by the Company was approximately $33 plus cash payments of approximately $5 for inventories. In addition, the Company assumed certain off-balance sheet obligations, including operating leases and multi-employer pension obligations with respect to the acquired stores. Preliminary purchase accounting allocations have not been completed.

The three grocery stores acquired by Diamond Lake 1994 L.L.C are operating under the Cub Foods banner.

Save-A-Lot Licensee Stores

During the first quarter ended June 14, 2014, the Company paid $5 to acquire equipment, leasehold improvements, inventory and intangible assets associated with 14 licensed Save-A-Lot stores. These Condensed Consolidated Financial Statements reflect the preliminary purchase accounting allocation, which will be completed in the second quarter of fiscal 2015.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s Goodwill and Intangible assets consisted of the following:

	February 22, 2014	Additions	Impairments	Other net adjustments	June 14, 2014
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	—	—	—	137

Total goodwill	$847	$—	$—	$—	$847

	February 22, 2014	Additions/ Amortization	Impairments	Other net adjustments	June 14, 2014
Intangible assets:
Customer lists, customer relationships, favorable operating leases and other (accumulated amortization of $81 and $78 as of June 14, 2014 and February 22, 2014, respectively)	$111	$—	$—	$1	$112
Trademarks and tradenames – indefinite useful lives	9	—	—	—	9
Non-compete agreements (accumulated amortization of $2 and $2 as of June 14, 2014 and February 22, 2014, respectively)	3	—	—	—	3

Total intangible assets	123	—	—	1	124
Accumulated amortization	(80)	(3)		—	(83)

Total intangible assets, net	$43				$41

Amortization of intangible assets with definite useful lives was $3 and $2 for the first quarters ended June 14, 2014 and June 15, 2013, respectively. Future amortization expense is anticipated to average approximately $5 per fiscal year for each of the next five fiscal years.

NOTE 4 – RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES

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

Changes in the Company’s reserves for closed properties consisted of the following:

June 14, 2014
Reserves for closed properties at beginning of the fiscal year	$47
Additions	1
Payments	(4)
Adjustments	(1)

Reserves for closed properties at the end of period	$43

Property, Plant and Equipment and Lease Reserve Impairment Charges

Property, plant and equipment and lease reserve impairment charges are recorded as a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The calculation of the closed property charges requires significant judgments and estimates including estimated subtenant rentals, discount rates, and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions.

In the first quarter of fiscal 2015, the Company did not incur any property, plant and equipment-related impairment charges. In the first quarter of fiscal 2014, property, plant and equipment-related assets with a carrying amount of $21 were written down to their fair value of $5, resulting in impairment charges of $16. First quarter fiscal 2014 impairment charges primarily related to the write-off of certain software support tools that would no longer be utilized in operations and surplus property impairments.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

Impairment charges related to lease reserves and property, plant and equipment recorded during the first quarter of fiscal 2014 discussed in Note 4 – Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges were measured at fair value using Level 3 inputs. Property, plant and equipment impairment charges and finalization adjustments recorded in the first quarter of fiscal 2014, related to New Albertson’s, Inc. (“NAI”), were measured at fair value using Level 3 inputs and recorded in (Loss) income from discontinued operations, net of tax, and are discussed in Note 15 – Discontinued Operations.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than their book value by approximately $2 as of June 14, 2014 and February 22, 2014. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.

The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $83 as of June 14, 2014 and February 22, 2014. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 6 – LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	June 14, 2014	February 22, 2014
4.50% Secured Term Loan Facility due March 2019	$1,474	$1,474
1.91% to 4.00% Revolving ABL Credit Facility due February 2019	—	—
8.00% Senior Notes due May 2016	628	628
6.75% Senior Notes due June 2021	400	400
Other	14	18
Net discount on debt, using an effective interest rate of 4.63% to 8.58%	(14)	(16)

Total debt	2,502	2,504
Less current maturities of long-term debt	(16)	(18)

Long-term debt	$2,486	$2,486

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

Senior Secured Credit Agreements

As of June 14, 2014 and February 22, 2014, the Company had outstanding borrowings of $1,474 under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 3.50 percent and includes a floor on LIBOR set at 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of June 14, 2014 and February 22, 2014, there was $684 and $704, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). As of June 14, 2014 and February 22, 2014, $2 and $0, respectively, of the Secured Term Loan Facility was classified as current.

The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Beginning with the fiscal year ended February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2015 is not reasonably estimable as of June 14, 2014.

On April 17, 2014, the Company entered into an amendment (the “ABL Amendment”) to its Revolving ABL Credit Facility that reduced the interest rates to LIBOR plus 1.50 percent to LIBOR plus 2.00 percent or prime plus 0.50 percent to 1.00 percent, depending on utilization. The ABL Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the Company’s 8.00 percent Senior Notes due May 2016 remained outstanding as of that date. The springing maturity provision was replaced with a springing reserve provision that calls for a reserve to be placed against availability under the facility in the amount of any outstanding Material Indebtedness (as defined in the facility) that is due within 30 days of the date the reserve is established. The ABL Amendment also amended the facility to provide that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500 instead of $250 as was in effect prior to the ABL Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions. In addition, the ABL Amendment extended the maturity date of the facility to February 21, 2019 and contains modified covenants to give the Company additional strategic and operational flexibility.

As of June 14, 2014 and February 22, 2014, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of June 14, 2014, letters of credit outstanding under the Revolving ABL Credit Facility were $97 at fees of 1.875 percent, and the unused available credit under this facility was $818 with facility fees of 0.375 percent. As of February 22, 2014, letters of credit outstanding under the Company’s previous revolving credit facility due March 2018 were $101 at fees of 2.125 percent, and the unused available credit under this facility was $786 with facility fees of 0.375 percent. As of June 14, 2014 and February 22, 2014, the Revolving ABL Credit Facility and the Company’s previous revolving credit facility due March 2018 was secured on a first priority basis by $1,115 and $1,066, respectively, of certain inventory assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the first quarter of fiscal 2015, the Company borrowed and repaid $870 under its Revolving ABL Credit Facility and its previous revolving credit facility due March 2018. During the first quarter of fiscal 2014, the Company borrowed $1,114 and repaid $1,217 under its previous revolving credit facilities. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

Debentures

The remaining $628 of 8.00 percent Senior Notes due 2016 and $400 of 6.75 percent Senior Notes due June 2021 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 7 – INCOME TAXES

The tax rate for the first quarter of fiscal 2015 included $2 in discrete tax benefits. The tax rate for the first quarter of fiscal 2014 included $2 of discrete tax benefits and $2 of discrete tax expense.

During the first quarter ended June 14, 2014, unrecognized tax benefits increased $2 from the amounts disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.

As of June 14, 2014, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 8 – STOCK-BASED AWARDS

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance awards (collectively referred to as “stock-based awards”) of $7 and $12 for the first quarters of fiscal 2015 and 2014, respectively. In the first quarter of fiscal 2014, the Company recognized $9 of accelerated stock-based compensation charges in Selling and administrative expenses as a result of a deemed change-in-control, comprised of $5 from long-term incentive programs, $3 from restricted stock awards and $1 from stock options.

Stock Options

In May 2014 and May 2013, the Company granted 5 and 9 of non-qualified stock options to certain employees under the Company’s 2012 Stock Plan with weighted average grant date fair values of $3.28 per share and $2.78 per share, respectively. The stock options vest over a period of three years, and were awarded as part of a broad-based employee incentive program designed to retain and motivate employees across the Company.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions.

First Quarter Ended
	June 14, 2014	June 15, 2013
Dividend yield	—%	—%
Volatility rate	50.8 – 53.2%	49.3 – 51.3%
Risk-free interest rate	1.2 – 1.6%	0.6 – 1.0%
Expected life	4.0 – 5.0 years	4.0 – 6.0 years

Restricted Stock Units

In the first quarter of fiscal 2015, the Company granted 2 restricted stock units (“RSUs”) to certain employees under the 2012 Stock Plan. The RSUs vest over a three year period from the date of grant and were granted at a fair value of $7.50 per unit.

NOTE 9 – BENEFIT PLANS

Net periodic benefit expense and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 14, 2014 (16 weeks)	June 15, 2013 (16 weeks)	June 14, 2014 (16 weeks)	June 15, 2013 (16 weeks)
Service cost	$—	$—	$—	$1
Interest cost	39	37	1	1
Expected return on assets	(47)	(43)	—	—
Amortization of prior service benefit	—	—	(4)	(4)
Amortization of net actuarial loss	19	31	1	2

Net periodic benefit expense	$11	$25	$(2)	$—

Contributions to benefit plans	$(45)	$(71)	$—	$(1)

During each of the first quarters ended June 14, 2014 and June 15, 2013, the Company contributed $13 and $12, respectively, to various multi-employer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.

NOTE 10 – NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is calculated using net earnings (loss) attributable to SUPERVALU INC. stockholders divided by the weighted average number of shares outstanding during the period. Diluted net earnings (loss) per share is similar to basic net earnings (loss) per share except that the weighted average number of shares outstanding is computed after giving effect to the dilutive impacts of stock-based awards.

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	First Quarter Ended
	June 14, 2014 (16 weeks)	June 15, 2013 (16 weeks)
Net earnings (loss) from continuing operations	$48	$(102)
Less Net earnings attributable to noncontrolling interests	2	3

Net earnings (loss) from continuing operations attributable to SUPERVALU INC.	46	(105)
(Loss) income from discontinued operations, net of tax	(3)	190

Net earnings attributable to SUPERVALU INC.	$43	$85

Weighted average number of shares outstanding – basic	260	246
Dilutive impact of stock-based awards	2	4

Weighted average number of shares outstanding – diluted(1)	262	250

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.18	$(0.43)
Discontinued operations	$(0.01)	$0.78
Basic net earnings per share	$0.17	$0.35

Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations(1)	$0.18	$(0.43)
Discontinued operations(1)	$(0.01)	$0.77
Diluted net earnings per share	$0.17	$0.34

(1)	Weighted average number of shares outstanding – diluted was equal to Weighted average number of shares outstanding – basic for the computation of diluted net loss per share from discontinued operations for the first quarter ended June 14, 2014 and diluted net loss per share from continuing operations for the first quarter ended June 15, 2013.

Stock-based awards of 17 and 20 were outstanding during the first quarter ended June 14, 2014 and June 15, 2013, respectively, but were excluded from the calculation of diluted net earnings (loss) per share from continuing operations for the periods because their inclusion would be antidilutive.

NOTE 11 – NONCONTROLLING INTERESTS

Noncontrolling interests primarily include minority ownership interests in certain entities operating Retail Food stores under the Cub Foods banner. Pursuant to the terms of the ownership agreements, the Company is required to distribute cash flows generated by these entities on a proportionate basis based on ownership interest. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	First Quarter Ended
	June 14, 2014	June 15, 2013
	(16 weeks)	(16 weeks)
Equity attributable to noncontrolling interests at beginning of year	$8	$10
Net earnings attributable to noncontrolling interests	2	3
Distributions to noncontrolling interests	(4)	(5)

Equity attributable to noncontrolling interests at end of period	$6	$8

NOTE 12 – COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company reports comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ deficit during the applicable reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income is calculated as net earnings (loss) including noncontrolling interests plus or minus adjustments for pension and other postretirement benefit obligations, net of tax, less comprehensive income attributable to noncontrolling interests.

Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income, net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax. Changes in Accumulated other comprehensive loss by component is as follows:

	First Quarter Ended
	June 14, 2014	June 15, 2013
	(16 weeks)	(16 weeks)
Pension and postretirement benefit plan accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$307	$612
Other comprehensive (income) loss before reclassifications, net of tax expense of $0 and $0, respectively	—	—
Amortization of amounts included in net periodic benefit cost, net of tax expense of $5 and $11, respectively	(11)	(18)

Net current-period Other comprehensive income, net of tax expense of $5 and $11, respectively	(11)	(18)
Divestiture of NAI pension plan accumulated other comprehensive income, net of tax expense of $0 and $31, respectively	—	(48)

Pension and postretirement benefit plan accumulated other comprehensive loss at the end of period, net of tax	$296	$546

Upon completion of the sale of NAI in the first quarter of fiscal 2014, the Company disposed approximately $48 of Accumulated other comprehensive loss, which was a component of Stockholders’ deficit in the Consolidated Balance Sheets as of February 23, 2013, due to NAI’s assumption of a defined benefit pension plan established and operated under NAI.

Amortization of amounts included in net periodic benefit cost before tax were reclassified out of Accumulated other comprehensive loss into Selling and administrative expenses and Cost of sales of $12 and $4, respectively, for the first quarter of fiscal 2015 and $26 and $3 for the first quarter of fiscal 2014, respectively, in the Condensed Consolidated Statements of Operations. See Note 9 – Benefit Plans for information regarding the recognition of pension and other postretirement benefit obligation activity.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 14, 2014. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 16 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.

The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of June 14, 2014, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $69 ($53 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 22, 2014, the total undiscounted amount of all such guarantees was $331 ($297 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments while the Company owned NAI, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized these obligations with letters of credit to numerous states and certain NAI retail banner real estate assets. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 14, 2014, the Company had approximately $312 of non-cancelable future purchase obligations.

The Company and AB Acquisition LLC (“AB Acquisition”) entered into a binding term sheet with the Pension Benefit Guaranty Corporation (the “PBGC”) relating to issues regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the sale of NAI is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the end of fiscal years 2015 – 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments. Excess contributions required under this binding term sheet include $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017.

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

In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc. and Carolina Services in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS.

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center. On June 18, 2014, the Company filed a petition for en banc review by the 8th Circuit on the reversal of the summary judgment decision and specific issues raised thereunder.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The court granted preliminary approval of the settlement on March 13, 2014. Final resolution is subject to the court’s approval, which the parties will seek in July 2014. The Company recorded a litigation settlement charge of $5 before tax ($3 after tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates of related costs and exposures.

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

NOTE 14 – SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 15 – DISCONTINUED OPERATIONS

On March 21, 2013, the Company sold NAI to AB Acquisition, which resulted in the sale of the NAI banners, including Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”). The operating results and cash flows of the NAI Banners have been presented separately as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented.

During the first quarter of fiscal 2014, the Company received net proceeds of approximately $100 and a short-term note receivable of approximately $44 for the stock of NAI. AB Acquisition assumed approximately $3,200 of debt and capital leases, excluding original issue discounts. In addition, AB Acquisition assumed the underfunded status of NAI’s share of the multiemployer pension plans to which the Company contributed. AB Acquisition’s portion of the underfunded status of the multiemployer pension plans was estimated to be approximately $1,138 before tax, based on the Company’s estimated “proportionate share” of underfunding calculated as of February 23, 2013.

In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) and operating and supply agreements. These arrangements had initial terms that range from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The initial terms of the TSA run through September 2015 and may be extended in one year increments with a one year notice. The Company recognized $58 and $84 in TSA fees earned during the first quarters of fiscal 2015 and 2014, respectively, including $36 under the first-year transitional fee provisions recognized during the first quarter of fiscal 2014. TSA fees earned are reflected in Net sales in the Condensed Consolidated Statements of Operations. The shared service center costs incurred to support back office functions related to the NAI Banners represent administrative overhead and are recorded in Selling and administrative expenses.

During fiscal 2013, the Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150 and a pre-tax property, plant and equipment-related impairment of $203. The loss on sale calculation was finalized during fiscal 2014, including the finalization of the working capital adjustment. The total loss on sale of NAI was $1,263, comprised of $1,081 of contract loss and $182 of property, plant and equipment-related impairment, resulting in pre-tax reductions to the preliminary estimated loss on sale of NAI of $85 and $5 during the first and second quarters of fiscal 2014, respectively, which was recorded as a component of (Loss) income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The Company determined the pre-tax property, plant and equipment-related impairment using Level 3 inputs.

The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	First Quarter Ended
	June 14, 2014	June 15, 2013
	(16 weeks)	(16 weeks)
Net sales	$—	$1,235

Income before income taxes from discontinued operations	2	117
Income tax provision (benefit)	5	(73)

(Loss) income from discontinued operations, net of tax	$(3)	$190

Income before income taxes from discontinued operations for the first quarter of fiscal 2015 reflects $2 of interest income resulting from settlement of income tax audits. The income tax provision included as a component of Loss (income) from discontinued operations, net of tax for the first quarter of fiscal 2015 included $4 of discrete tax expenses. The income tax benefit included as a component of (Loss) income from discontinued operations, net of tax for the first quarter of fiscal 2014 included $118 of discrete tax benefits primarily resulting from the settlement of Internal Revenue Service audits for the fiscal 2010, 2009 and 2008 tax years.

The Company recorded $38 and $53 within Net sales of continuing operations related to wholesale distribution to certain NAI Banners for the first quarters of fiscal 2015 and 2014, respectively. In addition, the Company recorded $54 within Net sales of continuing operations for first quarters of fiscal 2015 and 2014 related to wholesale distribution of certain products to stores owned by Albertson’s LLC that were not part of AB Acquisition’s purchase of NAI.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in millions, except per share data and stores)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act” in this Quarterly Report on Form 10-Q and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.

MANAGEMENT OVERVIEW

Business Overview

SUPERVALU operates its business in three segments: Independent Business, Save-A-Lot and Retail Food. Independent Business is one of the largest wholesale distributors to independent retail customers across the United States. Save-A-Lot is one of the nation’s largest hard discount grocery retailers by store count. The Retail Food business operates traditional grocery stores under five regionally-based banners: Cub Foods, Shoppers Food & Pharmacy, Shop ’n Save, Farm Fresh and Hornbacher’s. The Company leverages its distribution operations by providing wholesale distribution and logistics service solutions to its independent retail customers and distribution to its Retail Food stores through the Independent Business segment. Save-A-Lot provides wholesale distribution and service solutions to its licensees, and distribution to Save-A-Lot corporate stores.

Management continues to focus on simplifying the Company’s operations with a view towards driving top-line sales while managing the Company’s cost structure. These actions are being undertaken as part of the continued focus on the Company’s long-term plans to increase sales and operating cash flow, improve the condition of its balance sheet and generate returns for its stockholders.

Independent Business continues to target sales growth by affiliating new customers and driving sales to existing customers while also managing expenses and realigning the business to operate more efficiently. In the first quarter of fiscal 2015, Independent Business’s Eastern and Southeast regions were combined to form the East region and the Midwest and Northern regions were combined to form the West region to further streamline the organization, reduce operating costs and create common region organizational structures that more effectively utilize resources and serve the Company’s customers. Subsequent to the end of the first quarter of fiscal 2015, Independent Business began supplying all 18 stores acquired by the Company and its independent retail customers and franchisees from Roundy’s Inc.

Save-A-Lot continues to drive sales and performance through its meat and produce programs, competitive pricing enhancements and incremental marketing activities. In addition, Save-A-Lot is focused on long-term sales and earnings growth through execution of its initiatives at existing locations and expansion through corporate and licensee store development. In the first quarter of fiscal 2015, the Company added seven new Save-A-Lot stores, comprised of six new licensee stores and one new corporate store, and closed 14 Save-A-Lot licensee stores. In addition, the Company opened 15 corporate Save-A-Lot stores purchased from licensees and sold four corporate Save-A-Lot stores to licensees.

Retail Food is focused on driving sales and performance through competitive pricing and promotional activities, enhanced perishable offerings, store remodels, store resets and integrating the newly acquired stores from Roundy’s Inc.

Total retail square footage as of the end of the first quarter of fiscal 2015 was approximately 17.6 million, an increase of approximately 1.2 percent from the end of fiscal 2014. Total retail square footage, excluding actual and planned store dispositions, increased 2.6 percent from the end of fiscal 2014.

The Company continues to reduce Corporate costs, including costs related to fees earned under the Transition Services Agreements with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (collectively, the “TSA”). Management believes that this cost management by the Company has reduced the cost to operate the TSA, which has contributed to our overall consolidated operating profit for the quarter. In March 2014, AB Acquisition, the parent company of Albertson’s LLC and NAI, announced a definitive agreement for the acquisition of Safeway Inc. The initial terms of the TSA with Albertson’s LLC and NAI run through September 2015, after which the TSA may be extended in one-year increments with a one-year notice. Therefore, in September 2014, the Company is expected to know if Albertson’s LLC and NAI wish to extend beyond the initial terms. If they extend, the TSA would run at least through September 2016. The impact of the TSA on the Company’s results of operations depends on the revenue being received by the Company and the Company’s ability to manage its corporate costs. A decrease in the revenue received by the Company under the TSA, including in the event of any non-renewal or reduction in the scope or level of services, could adversely impact the Company’s results of operations, in particular if the Company is not able to manage its cost structure and overhead to appropriately correspond to loss in revenue. The Company continues to be focused on providing quality services under the TSA, and it also remains committed to being an efficient organization.

The United States grocery channel in which the Company operates is highly competitive. Competition is experienced through multiple retailing formats and affects the Company’s ability to attract and retain customers. Management expects operating results for the Company will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. The Company monitors product inflation and evaluates whether to pass cost inflation on or absorb cost increases in the form of incremental investments to lower prices to customers. Cost inflation for the first quarter of fiscal 2015 is estimated at 1.5 percent, with higher levels in certain dairy and meat categories.

Financial Highlights

The following is a summary comparison of financial highlights for the first quarter of fiscal 2015 to the first quarter of fiscal 2014:

•	Identical store sales for the Save-A-Lot network, Save-A-Lot Company-operated stores and stores in the Retail Food segment increased 5.6 percent, 7.2 percent and 0.6 percent, respectively.
•	Customer counts increased 6.1 percent and 2.5 percent in Save-A-Lot Company-operated stores and Retail Food stores, respectively.
•	Independent Business segment sales decreased 2.6 percent.
•	Incremental price investments were made within Save-A-Lot and Retail Food to increase sales.
•	Operating earnings increased $51 due to lower costs and charges associated with severance, asset impairments and other items; when adjusted for these items, Operating earnings decreased $6, primarily due to incremental price investments and higher shrink, advertising and last-in, first-out (“LIFO”) charges, offset in part by lower employee-related costs, net of the related $26 decrease in TSA fees, and lower depreciation and amortization.
•	Interest expense, net decreased $185 due to $167 of lower refinancing charges and costs and $18 of savings from lower interest rates and lower average outstanding debt balances.
•	Net earnings from continuing operations increased $150 primarily due to lower debt refinancing activity, restructuring costs and asset impairments.
•	Basic and diluted earnings per share from continuing operations increased $0.61 per share due primarily to the previously described increases in Operating earnings and reduction in Interest expense, net.
•	Operating cash flows from continuing operations increased $155 primarily due to less cash utilized for operating assets and liabilities, including income taxes, receivables and interest, compared with last year.
•	Capital expenditures increased $17 from investments in Save-A-Lot Company-operated stores and Retail Food store remodels.
•	Financing cash flows from continuing operations decreased $79 primarily due to lower proceeds from the issuance of common stock offset in part by lower financing costs.

FIRST QUARTER RESULTS OF OPERATIONS

The following discussion summarizes operating results in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

	First Quarter Ended
	June 14, 2014 (16 weeks)	% of Net Sales	June 15, 2013 (16 weeks)	% of Net Sales
Net sales	$5,234	100.0%	$5,241	100.0%
Cost of sales	4,482	85.6	4,446	84.8

Gross profit	752	14.4	795	15.2
Selling and administrative expenses	617	11.8	711	13.6

Operating earnings	135	2.6	84	1.6
Interest expense, net	64	1.2	249	4.8
Equity in earnings of unconsolidated affiliates	(1)	—	(1)	—

Earnings (loss) from continuing operations before income taxes	72	1.4	(164)	(3.1)
Income tax provision (benefit)	24	0.5	(62)	(1.2)

Net earnings (loss) from continuing operations	48	0.9	(102)	(2.0)
(Loss) income from discontinued operations, net of tax	(3)	(0.1)	190	3.6

Net earnings including noncontrolling interests	45	0.9	88	1.7
Net earnings attributable to noncontrolling interests	2	—	3	0.1

Net earnings attributable to SUPERVALU INC.	$43	0.8%	$85	1.6%

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.18		$(0.43)
Discontinued operations	$(0.01)		$0.78
Basic net earnings per share	$0.17		$0.35

Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.18		$(0.43)
Discontinued operations	$(0.01)		$0.77
Diluted net earnings per share	$0.17		$0.34

Net Sales

Net sales for the first quarter of fiscal 2015 were $5,234, compared with $5,241 last year, a decrease of $7. Independent Business net sales were 45.9 percent of Net sales, Save-A-Lot net sales were 25.7 percent of Net sales, Retail Food net sales were 27.3 percent of Net sales and Corporate TSA fees were 1.1 percent of Net sales for the first quarter of fiscal 2015, compared with 47.0 percent, 24.2 percent, 27.2 percent and 1.6 percent, respectively, for the first quarter of fiscal 2014.

Independent Business net sales for the first quarter of fiscal 2015 were $2,400, compared with $2,463 last year, a decrease of $63 or 2.6 percent. The decrease is primarily due to lost accounts, including a larger lost customer and lower sales to one NAI banner that completed the transition to self-distribution part way through the quarter, and lower military sales, offset in part by increased sales to new accounts and existing customers.

Save-A-Lot net sales for the first quarter of fiscal 2015 were $1,348, compared with $1,266 last year, an increase of $82 or 6.5 percent. The increase is primarily due to positive network identical store sales of 5.6 percent or $67 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and a net increase of $15 in sales due to new store openings net of decreased sales due to store dispositions by licensees.

Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 7.2 percent or $36 for the first quarter of fiscal 2015. Save-A-Lot corporate identical store sales performance was primarily a result of a 6.1 percent increase in customer count and a 1.1 percent increase in average basket size.

Retail Food net sales for the first quarter of fiscal 2015 were $1,428, flat with last year. Retail Food net sales includes positive identical store sales of 0.6 percent or $8 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions), offset by a sales decrease attributable to a store closed as a result of lease expiration and lower fuel sales. Retail Food positive identical store sales performance was primarily a result of a 2.5 percent customer count increase, offset in part by a 1.9 percent decrease in average basket size.

Net sales for the first quarter of fiscal 2015 include fees earned under the TSA of $58, compared with $84 last year, a decrease of $26. The net sales decrease reflects a one-year transition fee earned under the TSA in fiscal 2014 of $60, of which $36 was recognized in the first quarter of fiscal 2014, offset in part by higher fees earned during the first quarter of fiscal 2015 due to the timing of the NAI sale, which closed on March 21, 2013, the commencement date of the TSA.

Gross Profit

Gross profit for the first quarter of fiscal 2015 was $752, compared with $795 last year, a decrease of $43 or 5.4 percent. Gross profit as a percent of Net sales was 14.4 percent for the first quarter of fiscal 2015, compared with 15.2 percent last year. Gross profit declined due to a net decrease of $26 in TSA fees predominantly related to the one-year transition amount recognized in the first quarter last year. The remaining decrease of $17 is primarily due to $26 of incremental investments to lower prices to customers, higher shrink and stronger private brands pricing support, $6 of higher advertising costs and LIFO charges, offset in part by $10 of higher gross profit from increased sales volume and $7 of lower employee-related costs.

Independent Business gross profit as a percent of Independent Business net sales was 4.7 percent for the first quarter of fiscal 2015, compared with 4.8 percent last year. The 10 basis point decrease in Independent Business gross profit rate is primarily due to stronger private brands pricing support.

Save-A-Lot gross profit as a percent of Save-A-Lot net sales was 14.7 percent for the first quarter of fiscal 2015, compared with 16.1 percent last year. The 140 basis point decrease in Save-A-Lot gross profit rate is primarily due to $14 of incremental investments to lower prices to customers and higher shrink and $4 of higher advertising costs.

Retail Food gross profit as a percent of Retail Food net sales was 26.8 percent for the first quarter of fiscal 2015, compared with 27.2 percent last year. The 40 basis point decrease in Retail Food gross profit rate is primarily due to $8 of incremental investments to lower prices to customers and a $2 higher LIFO charge, offset in part by $5 of lower employee-related costs attributable to cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of fiscal 2015 were $617 compared with $711 last year, a net decrease of $94 or 13.2 percent. Selling and administrative expenses for the first quarter of fiscal 2015 include $1 of severance costs. Selling and administrative expenses for the first quarter of fiscal 2014 included net charges and costs of $58, comprised of severance costs and accelerated stock-based compensation charges of $39, asset impairment and other charges of $14 and contract breakage and other costs of $5. When adjusted for these items, the remaining $37 reduction in Selling and administrative expenses is primarily due to $32 of lower employee-related costs, including net periodic pension expense and wages, and $10 of lower depreciation and amortization, offset in part by $8 of higher Selling and administrative expenses due to higher sales volume.

Selling and administrative expenses for first quarter of fiscal 2015 were 11.8 percent of Net sales, compared with 13.6 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales for the first quarter of fiscal 2014 included 110 basis points from the net charges and costs of $58 described above. After adjusting for the above items, the remaining 70 basis point net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to lower employee-related costs, including net periodic pension expense, and reduced depreciation and amortization, offset in part by business segment mix.

Operating Earnings

Operating earnings for the first quarter of fiscal 2015 were $135, compared with $84 last year, an increase of $51 or 60.7 percent. Operating earnings for the first quarter of fiscal 2015 include $1 of severance costs. Operating earnings for the first quarter of fiscal 2014 included net charges and costs of $58, comprised of severance costs and accelerated stock-based compensation charges, asset impairment and other charges and contract breakage and other costs. When adjusted for these items, the remaining $6 decrease in Operating earnings is primarily due to $26 of incremental investments to lower prices to customers, higher shrink and stronger private brands pricing support and $6 of higher advertising costs and LIFO charges, offset in part by a net $13 increase from lower employee-related costs, including net periodic pension expense, net of the effect of lower TSA fees primarily due to the one-year transitional fees recognized last year, $11 of lower depreciation and amortization, and $2 of higher sales volume.

Independent Business operating earnings for the first quarter of fiscal 2015 were $66, or 2.8 percent of Independent Business net sales, compared with $55, or 2.3 percent last year. Independent Business operating earnings for the first quarter of fiscal 2015 include $1 of severance costs. Independent Business operating earnings for the first quarter of fiscal 2014 included $14 of charges comprised of severance costs and accelerated stock-based compensation charges of $13, and contract breakage and other costs of $1. When adjusted for these items, the remaining $2 decrease in Independent Business operating earnings is primarily due to lower margin from stronger private brands pricing support and sales volume, offset in part by lower depreciation expense.

Save-A-Lot operating earnings for the first quarter of fiscal 2015 were $46, or 3.4 percent of Save-A-Lot net sales, compared with $52, or 4.1 percent last year. Save-A-Lot operating earnings for the first quarter of fiscal 2014 included $5 of charges and costs comprised of $3 of non-cash asset impairment and other charges and $2 of severance costs. When adjusted for these items, the remaining $11 decrease in Save-A-Lot’s operating earnings is primarily due to $14 of incremental investments to lower prices to customers and higher shrink, $4 of higher advertising costs and $3 of higher contracted services, offset in part by $10 of lower employee-related costs and higher sales volume.

Retail Food operating earnings for the first quarter of fiscal 2015 were $30, or 2.1 percent of Retail Food net sales, compared with $7 or 0.4 percent last year. Retail Food operating earnings for the first quarter of fiscal 2014 included $18 of charges and costs comprised of non-cash asset impairment charges of $9, severance costs and accelerated stock-based compensation charges of $7 and contract breakage costs of $2. When adjusted for these items, the remaining $5 increase in Retail Food’s operating earnings is primarily due to $9 of lower employee-related costs and $6 of lower depreciation expense, offset in part by $8 of incremental investments to lower prices to customers and a $2 higher LIFO charge.

Corporate operating loss for the first quarter of fiscal 2015 was $7, compared with $30 last year. Corporate expenses for the first quarter of fiscal 2014 included costs and charges of $21 comprised of severance costs and accelerated stock-based compensation charges of $17, contract breakage and other costs of $2 and asset impairment and other charges of $2. When adjusted for these items, the remaining $2 net improvement in Corporate operating loss was primarily due to lower professional service costs of $3, offset in part by a net $2 decrease from the one-year transitional TSA fees net of lower employee-related costs.

Interest Expense, Net

Interest expense, net was $64 for the first quarter of fiscal 2015, compared with $249 last year. Interest expense, net for the first quarter of fiscal 2015 includes $2 of unamortized financing cost charges related to the Company’s second amendment to the Secured Term Loan facility discussed under “Liquidity and Capital Resources” below. Interest expense, net for the first quarter of fiscal 2014 included $98 of unamortized financing cost charges and original issue discount acceleration and $71 of debt refinancing costs related to refinancing activities in conjunction with the sale of NAI and subsequent refinancing activities. When adjusted for these items, the remaining $18 decrease in Interest expense, net is primarily due to lower average interest rates and lower outstanding borrowings.

Income Tax Provision (Benefit)

Income tax expense on continuing operations for the first quarter of fiscal 2015 was $24, or 33.1 percent of earnings from continuing operations before income taxes, compared with an income tax benefit of $62, or 37.5 percent of loss from continuing operations before income taxes, last year. The tax rate for the first quarter of fiscal 2015 reflects $2 of discrete tax benefits.

Net Earnings (Loss) from Continuing Operations

Net earnings from continuing operations were $48 compared with a Net loss from continuing operations of $102 last year. Net earnings from continuing operations for the first quarter of fiscal 2015 includes $2 of after tax charges and costs related to unamortized financing cost charges and severance costs. Net loss from continuing operations for the first quarter of fiscal 2014 included $139 of after tax charges and costs primarily related to debt refinancing activity, severance costs and accelerated stock-based compensation charges, asset impairment charges, and contract breakage costs. When adjusted for these items, the remaining $13 after-tax increase is due to $14 of lower depreciation and amortization and other costs, $11 of lower interest expense, $8 of lower employee-related costs, including net periodic pension expense, net of the effect of lower TSA fees and $5 of tax benefits, offset in part by $16 of incremental investments to lower prices to customers, higher shrink and stronger private brands pricing support, and $8 of higher advertising costs, LIFO charges and other administrative expense.

(Loss) Income from Discontinued Operations, Net of Tax

On January 10, 2013, the Company entered into a stock purchase agreement to sell NAI, which included components of Retail Food and Corporate functions. The Company completed the sale of NAI on March 21, 2013. The financial results for those operations are presented as discontinued operations for all periods presented.

Loss from discontinued operations, net of tax, was $3 for the first quarter of fiscal 2015, compared with income from discontinued operations, net of tax of $190 last year. Income before income taxes from discontinued operations for the first quarter of fiscal 2015 reflects $2 of interest income from the settlement of income tax audits. The income tax provision included as a component of Loss from discontinued operations, net of tax for the first quarter of fiscal 2015 included $4 of discrete tax expenses. Discontinued operations results for the first quarter of fiscal 2014 reflect the completion of the sale of NAI on March 21, 2013, discrete tax benefits of $118 and a reduction to the loss on sale of NAI of $90.

Non-GAAP Financial Measures

The Company’s Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”). In addition to the above analysis of results of operations, the Company also considers certain other non-GAAP financial measures to assess the performance of our businesses. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude certain items that are occasionally recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. Management believes the measurements and items identified below are important measures of business performance that provide investors with useful supplemental information. The Company utilizes certain non-GAAP measures to analyze underlying core business trends to understand operating performance. In addition, management utilizes certain non-GAAP measures as a compensation performance measure. The non-GAAP financial measures below should only be considered as an additional supplement to the Company’s financial results reported in accordance with GAAP and should be reviewed in conjunction with the Company’s results reported in accordance with GAAP in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.

Adjusted EBITDA is a non-GAAP supplemental performance measure the Company uses to facilitate operating performance comparisons of our businesses on a consistent basis. Adjusted EBITDA provides additional understanding of other factors and trends affecting our business which are used in the business planning process to understand expected performance, to evaluate results against those expectations, and as one of the compensation performance measures under certain compensation programs and plans.

The Company defines Adjusted EBITDA as Net earnings (loss) from continuing operations, plus Interest expense, net and Income tax provision (benefit), less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charge (credit), certain non-recurring or unusual employee-related costs and pension related items (including severance costs, accelerated stock-based compensation charges, multiemployer pension withdrawal charges and other items), charges and costs related to debt financing activities, non-cash asset impairment and other charges and gains (including store closures, market exits and certain gains on the sale of property), goodwill and intangible asset impairment charges, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or unusual items. Concurrent with the revised presentation of earnings attributable to noncontrolling interests as described in Note 1 – Summary of Significant Accounting Policies within Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company also revised its definition of Adjusted EBITDA to include net earnings attributable to noncontrolling interests such that the previously reported Adjusted EBITDA measures remained unchanged after corrections were made to certain condensed consolidated financial statement line items.

These items are omitted either because they are non-cash items or are items that are not considered in our supplemental assessment of on-going business performance. Certain of these adjustments are considered in similar supplemental analyses by other companies, such as Depreciation and amortization, LIFO charge (credit) and certain other adjustments. Adjusted EBITDA is less disposed to variances in actual performance resulting from depreciation, amortization and other non-cash charges and credits, and more reflective of other factors that affect the Company’s underlying operating performance.

There are significant limitations to using Adjusted EBITDA as a financial measure including, but not limited to, it not reflecting cash expenditures for capital assets or contractual commitments, changes in working capital, income taxes and debt service expenses that are recurring in our results of operations.

The following summarizes the calculation of Adjusted EBITDA for the first quarters of fiscal 2015 and 2014:

	First Quarter Ended
	June 14, 2014 (16 weeks)	June 15, 2013 (16 weeks)

Net earnings (loss) from continuing operations	$48	$(102)
Less Net earnings attributable to noncontrolling interests	(2)	(3)
Income tax provision (benefit)	24	(62)
Interest expense, net	64	249
Depreciation and amortization	89	98
LIFO charge (credit)	2	—
Unusual employee-related costs and pension related items	1	39
Asset impairment and other charges, net of gains	—	14
Contract breakage costs and certain other charges	—	5

Adjusted EBITDA	$226	$238

Comparison of First Quarter Fiscal 2015 (16 weeks) Adjusted EBITDA to First Quarter Fiscal 2014 (16 weeks) Adjusted EBITDA

Adjusted EBITDA for the first quarter of fiscal 2015 was $226 compared with $238 last year, a decrease of $12. The decrease in Adjusted EBITDA is primarily attributable to $26 of incremental investments to lower prices to customers, higher shrink and lower margin from stronger private brands pricing support, and $11 of higher other administrative expense and advertising costs, offset in part by a net $13 decrease in employee-related costs, including net periodic pension expense, net of the effect of lower TSA fees primarily due to the one-year transition fees recognized in the first quarter of fiscal 2014 and $8 of lower contracted services and occupancy, and $2 of higher sales volume.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances and its credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities. The Company’s primary source of liquidity is from internally generated funds and from borrowing capacity under its credit facilities. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels or that it will continually have access to credit on acceptable terms. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on the Company’s operating cash flow, which may limit the Company’s ability to pay down its outstanding indebtedness as planned.

As of June 14, 2014 and February 22, 2014, the Company had access to funds totaling $818 and $786, respectively, from the unused available credit under the Revolving ABL Credit Facility (as defined below). Working capital was $310 and $254 excluding the LIFO reserve as of June 14, 2014 and February 22, 2014, respectively. The Company has approximately $14 and $15 in aggregate debt maturities due in the remainder of fiscal 2015 and fiscal 2016, respectively. Aggregate debt maturities for fiscal 2016 are exclusive of any Excess Cash Flow prepayment requirements under the provisions of the Secured Term Loan Facility (as defined below), as that prepayment amount, if any, is not reasonably estimable as of June 14, 2014. Payments to reduce capital lease obligations are expected to total approximately $27 in both fiscal 2015 and 2016.

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

The Company’s continued access to short-term and long-term financing through credit markets depends on numerous factors including the condition of the credit markets and the Company’s results of operations, cash flows, financial position and credit ratings.

Cash Flow Information

Operating Activities

Net cash provided by (used in) operating activities from continuing operations was $57 and $(98) for the first quarters of fiscal 2015 and 2014, respectively. The increase in net cash provided by operating activities from continuing operations in the first quarter of fiscal 2015 compared to last year is primarily attributable to a decrease in cash utilized in operating assets and liabilities from income taxes and receivables, offset in part by an increase in cash used in inventories, and accounts payable and accrued liabilities.

Net cash used in operating activities from discontinued operations was $(86) for the first quarter of 2014, reflecting the completion of the sale of NAI and cash payments made for accrued liabilities and accounts payable related to the sale of NAI during the first quarter of fiscal 2014.

Investing Activities

Net cash used in investing activities from continuing operations was $32 and $14 in the first quarters of fiscal 2015 and 2014, respectively. The increase in cash used in investing activities in the first quarter of fiscal 2015 compared to last year is primarily attributable to additional cash used for capital expenditures and business acquisitions attributable to investments in Save-A-Lot Company-operated stores and Retail Food store remodels.

Net cash provided by investing activities from discontinued operations was $101 for the first quarter of fiscal 2014, reflecting proceeds received from the sale of NAI and NAI note receivable collections, offset in part by purchases of discontinued operations’ property, plant and equipment.

Financing Activities

Net cash (used in) provided by financing activities from continuing operations was $(18) and $61 for the first quarters of fiscal 2015 and 2014, respectively. The increase in cash used in financing activities in the first quarter of fiscal 2015 compared to last year is primarily attributable to $170 of proceeds received from the sale of common stock to Symphony Investors LLC (an affiliate of an investor consortium led by Cerberus Capital Management, L.P.) in connection with the sale of NAI in the first quarter of fiscal 2014 and $49 of higher net debt and capital lease payments, offset in part by $142 of lower cash payments compared to last year’s cash payments for debt financing costs associated with the sale of NAI, the amendment of Secured Term Loan Facility and the refinancing of $372 of the 2016 senior notes.

Net cash used in the financing activities of discontinued operations was $37 for the first quarter of 2014, reflecting payments on capital lease and long-term debt obligations prior to the sale of NAI.

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

Senior Secured Credit Agreements

As of June 14, 2014 and February 22, 2014, the Company had outstanding borrowings of $1,474 under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 3.50 percent and includes a floor on LIBOR set at 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of June 14, 2014 and February 22, 2014, there was $684 and $704, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). As of June 14, 2014 and February 22, 2014, $2 and $0, respectively, of the Secured Term Loan Facility was classified as current.

The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Beginning with the fiscal year ended

February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2015 is not reasonably estimable as of June 14, 2014.

On April 17, 2014, the Company entered into an amendment (the “ABL Amendment”) to its Revolving ABL Credit Facility that reduced the interest rates to LIBOR plus 1.50 percent to LIBOR plus 2.00 percent or prime plus 0.50 percent to 1.00 percent, depending on utilization. The ABL Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the Company’s 8.00 percent Senior Notes due May 2016 remained outstanding as of that date. The springing maturity provision was replaced with a springing reserve provision that calls for a reserve to be placed against availability under the facility in the amount of any outstanding Material Indebtedness (as defined in the facility) that is due within 30 days of the date the reserve is established. The ABL Amendment also amended the facility to provide that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500 instead of $250 as was in effect prior to the ABL Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions. In addition, the ABL Amendment extended the maturity date of the facility to February 21, 2019 and contains modified covenants to give the Company additional strategic and operational flexibility.

As of June 14, 2014 and February 22, 2014, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of June 14, 2014, letters of credit outstanding under the Revolving ABL Credit Facility were $97 at fees of 1.875 percent, and the unused available credit under this facility was $818 with facility fees of 0.375 percent. As of February 22, 2014, letters of credit outstanding under the Company’s previous revolving credit facility due March 2018 were $101 at fees of 2.125 percent, and the unused available credit under this facility was $786 with facility fees of 0.375 percent. As of June 14, 2014 and February 22, 2014, the Revolving ABL Credit Facility and the Company’s previous revolving credit facility due March 2018 was secured on a first priority basis by $1,115 and $1,066, respectively, of certain inventory assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the first quarter of fiscal 2015, the Company borrowed and repaid $870 under its Revolving ABL Credit Facility and its previous revolving credit facility due March 2018. During the first quarter of fiscal 2014, the Company borrowed $1,114 and repaid $1,217 under its previous revolving credit facilities. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

Debentures

The remaining $628 of 8.00 percent Senior Notes due 2016 and $400 of 6.75 percent Senior Notes due June 2021 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

Capital Expenditures

Capital expenditures for the first quarter of fiscal 2015 were $37, excluding cash paid for business acquisitions, and primarily consisted of investments in Save-A-Lot Company-operated stores and Retail Food store remodels. In addition, during the first quarter of fiscal 2015 the Company paid $5 for the purchase of 14 licensed Save-A-Lot stores. Capital expenditures and cash paid for business acquisitions for fiscal 2015 are projected to be approximately $270 to $280, including capital lease additions.

Pension and Other Postretirement Benefit Obligations

Cash contributions to defined benefit pension and other postretirement benefit plans were $45 and $72 in the first quarters of fiscal 2015 and 2014, respectively, in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) minimum requirements. Cash contributions decreased in the first quarter of fiscal 2015 compared to last year due to $50 of contributions made in the first quarter of fiscal 2014 prior to the sale of NAI. Fiscal 2015 total defined benefit pension and other postretirement benefit plans contributions are estimated to be approximately $130 to $140. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution amount required under ERISA and the Pension Protection Act of 2006 as determined by the Company’s external actuarial consultant. At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guarantee Corporation (“PBGC”) variable rate premiums or in order to achieve exemption from participant notices of underfunding.

The Company and AB Acquisition LLC (“AB Acquisition”) entered into a binding term sheet with the PBGC relating to issues regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. The agreement requires that the Company will not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the sale of NAI is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). SUPERVALU has also agreed to make certain contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the end of fiscal years 2015 – 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition has agreed to provide a guarantee to the PBGC for such excess payments. Excess contributions required under this binding term sheet include $25 by the end of fiscal 2015, an additional $25 by the end of fiscal 2016 and an additional $50 by the end of fiscal 2017. The Company is in negotiations with the PBGC and AB Acquisition with respect to a settlement agreement based on the binding term sheet.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 14, 2014. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 16 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.

The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of June 14, 2014, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $69 ($53 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 22, 2014, the total undiscounted amount of all such guarantees was $331 ($297 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments while the Company owned NAI, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized these obligations with letters of credit to numerous states and certain NAI retail banner real estate assets. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 14, 2014, the Company had approximately $312 of non-cancelable future purchase obligations.

Legal Proceedings

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II – Other Information, Item 1, under the caption “Legal Proceedings” and in Note 13 – Commitments, Contingencies and Off-Balance Sheet Arrangements of this Quarterly Report on Form 10-Q, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Contractual Obligations

There have been no material changes in the Company’s contractual obligations since the end of fiscal 2014. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014 for additional information regarding the Company’s contractual obligations.

CRITICAL ACCOUNTING POLICIES

There were no material changes in the Company’s critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Competition

•	The Company’s ability to attract and retain customers, and the success of the Company’s independent retailers

•	Increased competition resulting from consolidation in the grocery industry, and the Company’s ability to effectively respond

•	Competition from other food or drug retail chains, supercenters, hard discount, non-traditional competitors and alternative formats in the Company’s markets

•	Customer reaction to the increased presence of competitors, including non-traditional competitors, in the Company’s markets

•	Competition for employees, store sites and products

•	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition, increased competition faced by customers and increased customer self-distribution

•	Changes in economic conditions or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

•	The Company’s ability to identify and effectively execute on performance improvement and customer service initiatives

•	The Company’s ability to offer competitive products and services at low prices and maintain high levels of productivity and efficiency

•	The ability to grow by attracting new customers and successfully opening new locations

•	The ability to successfully execute on initiatives involving acquisitions or dispositions

•	The Company’s ability to respond appropriately to competitors’ initiatives

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness, including the restrictive operating covenants in the underlying credit facilities, on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms

Economic Conditions

•	Sustained or worsening economic conditions, and the low level of consumer confidence and high unemployment rates that affect consumer spending or buying habits

•	Increases in unemployment, insurance and healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Increases in interest rates, labor costs and tax rates, and other changes in applicable law

•	Food and drug inflation or deflation

Labor Relations

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefit costs

•	Potential for work disruption from labor disputes

Increased Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs

•	Potential increases in health plan costs resulting from health care reform

•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations

•	Required funding of multiemployer pension plans and any withdrawal liability

•	The effect of the financial condition of the Company’s pension plans on the Company’s debt ratings

Relationships with Albertson’s LLC and New Albertson’s, Inc.

•	Disruptions in current plans, operations and business relationships

•	Ability to effectively manage the Company’s cost structure to realize benefits from the Transition Services Agreement with each of Albertson’s LLC and NAI

•	Non-renewal or reduction in the scope, level of services, or revenues provided under the Transition Services Agreements, including as a result of the announced acquisition of Safeway Inc. by AB Acquisition LLC, the parent company to each of Albertson’s LLC and NAI

•	Ability to eliminate costs and overhead, including costs not directly tied to providing services under the Transition Services Agreements, in the event of any non-renewal or reduction in the scope, level of services or revenues provided under the Transition Services Agreements

•	Ability to continue to perform services at the applicable service level under the Transition Services Agreements

•	Ability to attract and retain qualified personnel to perform services under the Transition Services Agreements

Disruption of Information Technology Systems

•	Dependence of the Company’s businesses on computer hardware and software systems that are vulnerable to security breach by computer hackers and cyber terrorists

•	Risk of misappropriation of sensitive data, including customer and employee data, as a result of a cyber-attack or breach and potential related claims

•	Costs of complying with stricter privacy and information security law

•	Ability of the information technology systems of the Company or its vendors to prevent, contain or detect cyber-attacks or security breaches

•	Costs of responding to inquiries, claims or enforcement actions in connection with an attack or breach resulting in the loss, damage or misappropriation of information, and potential related damage to the Company’s reputation

•	Difficulties in developing, maintaining or upgrading information technology systems

•	Business disruptions or losses resulting from failure of these systems to perform as anticipated for any reason or data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

•	Inability to keep pace with changing customer expectations and new developments and technology investments by the Company’s competitors

Governmental Regulation

•	Costs of compliance with existing laws and regulations and changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations, including those governing ethical, anti-bribery and similar business practices

•	Potential costs of compliance with additional foreign laws and regulations if the Company seeks and attains a larger international footprint

Food and Drug Safety

•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or injury or any adverse publicity relating to these types of concerns, whether or not valid

•	Potential recall costs and product liability claims

Legal Proceedings

•	Unfavorable outcomes and the costs to defend litigation, governmental or administrative proceedings or other disputes

•	Adverse publicity related to such unfavorable outcomes

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Disruption to Supply Chain and Distribution Network

•	The Company’s ability to effectively maintain its supply chain and distribution network without interruption

•	Disruptions due to weather, product recalls, crop conditions, regulatory actions, supplier instability, transportation interruptions, labor supply or vendor disputes

Changes in Military Business

•	Competition in the Company’s military business

•	Changes in the commissary system, reductions in government expenditures or funding, or changes in military staffing levels or the locations of bases

Adequacy of Insurance

•	Variability in actuarial projections regarding workers’ compensation and associated medical costs, automobile and general liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

Volatility in Fuel and Energy Costs

•	Availability and cost of energy and fuel to store and transport products

•	Volatility of fuel, energy and natural gas prices

•	Risks associated with possession of compressed natural gas equipment and a fueling station

Asset Impairment Charges

•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization that could require impairment to intangible assets, including goodwill, and tangible assets, including property, plant and equipment

Stock Price Volatility

•	Fluctuations in the Company’s stock price related to actual or perceived operating performance, any of the factors listed above or stock market fluctuations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 14, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There has been no change to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc. and Carolina Services in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company who allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit, however all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS.

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center. On June 18, 2014, the Company filed a petition for en banc review by the 8th Circuit on the reversal of the summary judgment decision and specific issues raised thereunder.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The court granted preliminary approval of the settlement on March 13, 2014. Final approval is subject to the court’s approval, which the parties will seek in July 2014. The Company recorded a litigation settlement charge of $5 before tax ($3 after tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.

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

ITEM 1A. RISK FACTORS

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
February 23, 2014 to March 22, 2014	314	$6.76	—	$—
Second four weeks
March 23, 2014 to April 19, 2014	2,238	$6.74	—	$—
Third four weeks
April 20, 2014 to May 17, 2014	113,799	$7.05	—	$—
Fourth four weeks
May 18, 2014 to June 14, 2014	—	$—	—	$—

Totals	116,351	$7.04	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2015 contains four 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 116,351 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement*

10.2	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement*

10.3	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Stock-Settled)*

10.4	Amendment No. 1 to Amended and Restated Credit Agreement, dated April 17, 2014, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Wells Fargo, N.A., as Administrative Agent and Collateral Agent, and the lenders parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2014)**

10.5	Asset Purchase Agreement, dated May 6, 2014, by and among RBF, LLC, Roundy’s Supermarkets, Inc., SUPERVALU INC., SUPERVALU Pharmacies, Inc. and SUPERVALU Gold, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2014)***

10.6	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Cash-Settled) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2014)*

10.7	SUPERVALU INC. 2012 Stock Plan (As Amended and Restated July 16, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2014)*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment
***	The exhibits and schedules have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of all omitted exhibits and schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 24, 2014	/s/ BRUCE H. BESANKO

Bruce H. Besanko Executive Vice President, Chief Financial Officer (principal financial officer)

Dated: July 24, 2014	/s/ SUSAN S. GRAFTON

Susan S. Grafton Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit

10.1	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement*

10.2	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement*

10.3	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Stock-Settled)*

10.4	Amendment No. 1 to Amended and Restated Credit Agreement, dated April 17, 2014, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Wells Fargo, N.A., as Administrative Agent and Collateral Agent, and the lenders parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2014)**

10.5	Asset Purchase Agreement, dated May 6, 2014, by and among RBF, LLC, Roundy’s Supermarkets, Inc., SUPERVALU INC., SUPERVALU Pharmacies, Inc. and SUPERVALU Gold, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2014)***

10.6	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Cash-Settled) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2014)*

10.7	SUPERVALU INC. 2012 Stock Plan (As Amended and Restated July 16, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2014)*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment
***	The exhibits and schedules have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of all omitted exhibits and schedules