Form 10-Q
period 2014-09-06
SUPERVALU INC
filed 2014-10-16
CIK 95521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (12 weeks) ended September 6, 2014.

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

As of October 10, 2014, there were 261,117,635 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION

(Unaudited)

(In millions, except percent data)

	Second Quarter Ended		Year-To-Date Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Net sales
Independent Business	$1,820	$1,840	$4,220	$4,303
% of total	45.3%	46.6%	45.6%	46.8%
Save-A-Lot	1,050	972	2,398	2,238
% of total	26.1%	24.6%	25.9%	24.4%
Retail Food	1,104	1,073	2,532	2,501
% of total	27.5%	27.2%	27.4%	27.2%
Corporate	44	62	102	146
% of total	1.1%	1.6%	1.1%	1.6%

Total net sales	$4,018	$3,947	$9,252	$9,188
	100.0%	100.0%	100.0%	100.0%

Operating earnings
Independent Business	$54	$73	$120	$128
% of Independent Business sales	2.9%	3.9%	2.8%	3.0%
Save-A-Lot	26	32	72	84
% of Save-A-Lot sales	2.5%	3.3%	3.0%	3.7%
Retail Food	20	7	50	14
% of Retail Food sales	1.8%	0.8%	2.0%	0.6%
Corporate	(6)	—	(13)	(30)

Total operating earnings	94	112	229	196
% of total net sales	2.3%	2.8%	2.5%	2.1%
Interest expense, net	46	51	110	300
Equity in earnings of unconsolidated affiliates	(1)	(1)	(2)	(2)

Earnings (loss) from continuing operations before income taxes	49	62	121	(102)
Income tax provision (benefit)	18	22	42	(40)

Net earnings (loss) from continuing operations	31	40	79	(62)
Income (loss) from discontinued operations, net of tax	2	1	(1)	191

Net earnings including noncontrolling interests	33	41	78	129
Net earnings attributable to noncontrolling interests	2	1	4	4

Net earnings attributable to SUPERVALU INC.	$31	$40	$74	$125

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except percent and per share data)

	Second Quarter Ended
	September 6, 2014 (12 weeks)	% of Net sales	September 7, 2013 (12 weeks)	% of Net sales
Net sales	$4,018	100.0%	$3,947	100.0%
Cost of sales	3,446	85.8	3,371	85.4

Gross profit	572	14.2	576	14.6
Selling and administrative expenses	478	11.9	464	11.8

Operating earnings	94	2.3	112	2.8
Interest expense, net	46	1.1	51	1.3
Equity in earnings of unconsolidated affiliates	(1)	—	(1)	—

Earnings from continuing operations before income taxes	49	1.2	62	1.6
Income tax provision	18	0.4	22	0.5

Net earnings from continuing operations	31	0.8	40	1.0
Income from discontinued operations, net of tax	2	—	1	—

Net earnings including noncontrolling interests	33	0.8	41	1.0
Net earnings attributable to noncontrolling interests	2	—	1	—

Net earnings attributable to SUPERVALU INC.	$31	0.8%	$40	1.0%

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.11		$0.15
Discontinued operations	$0.01		$—
Basic net earnings per share	$0.12		$0.15
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.11		$0.15
Discontinued operations	$0.01		$—
Diluted net earnings per share	$0.11		$0.15
Weighted average number of shares outstanding:
Basic	260		258
Diluted	264		261

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except percent and per share data)

	Year-To-Date Ended
	September 6, 2014 (28 weeks)	% of Net sales	September 7, 2013 (28 weeks)	% of Net sales
Net sales	$9,252	100.0%	$9,188	100.0%
Cost of sales	7,928	85.7	7,817	85.1

Gross profit	1,324	14.3	1,371	14.9
Selling and administrative expenses	1,095	11.8	1,175	12.8

Operating earnings	229	2.5	196	2.1
Interest expense, net	110	1.2	300	3.3
Equity in earnings of unconsolidated affiliates	(2)	—	(2)	—

Earnings (loss) from continuing operations before income taxes	121	1.3	(102)	(1.1)
Income tax provision (benefit)	42	0.5	(40)	(0.4)

Net earnings (loss) from continuing operations	79	0.9	(62)	(0.7)
(Loss) income from discontinued operations, net of tax	(1)	—	191	2.1

Net earnings including noncontrolling interests	78	0.8	129	1.4
Net earnings attributable to noncontrolling interests	4	—	4	—

Net earnings attributable to SUPERVALU INC.	$74	0.8%	$125	1.4%

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.29		$(0.26)
Discontinued operations	$(0.01)		$0.76
Basic net earnings per share	$0.28		$0.50
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.29		$(0.26)
Discontinued operations	$(0.01)		$0.75
Diluted net earnings per share	$0.28		$0.49
Weighted average number of shares outstanding:
Basic	260		251
Diluted	263		255

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Second Quarter Ended		Year-To-Date Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Net earnings including noncontrolling interests	$ 33	$ 41	$ 78	$ 129
Other comprehensive income:
Amortization of actuarial loss on pension and other postretirement benefit obligations, net of tax of $5, $8, $10 and $19, respectively	7	13	18	31

Comprehensive income including noncontrolling interests	40	54	96	160
Comprehensive income attributable to noncontrolling interests	2	1	4	4

Comprehensive income attributable to SUPERVALU INC.	$ 38	$ 53	$ 92	$ 156

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	September 6, 2014	February 22, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$88	$83
Receivables, net	528	493
Inventories, net	993	861
Other current assets	114	106

Total current assets	1,723	1,543

Property, plant and equipment, net	1,455	1,497
Goodwill	862	847
Intangible assets, net	48	43
Deferred tax assets	255	287
Other assets	143	157

Total assets	$4,486	$4,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,184	$1,043
Accrued vacation, compensation and benefits	203	190
Current maturities of long-term debt and capital lease obligations	36	45
Other current liabilities	208	213

Total current liabilities	1,631	1,491

Long-term debt	2,483	2,486
Long-term capital lease obligations	227	246
Pension and other postretirement benefit obligations	454	536
Long-term tax liabilities	141	140
Other long-term liabilities	184	205
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 261 and 260 shares issued, respectively	3	3
Capital in excess of par value	2,815	2,862
Treasury stock, at cost, 3 and 4 shares, respectively	(51)	(101)
Accumulated other comprehensive loss	(289)	(307)
Accumulated deficit	(3,121)	(3,195)

Total SUPERVALU INC. stockholders’ deficit	(643)	(738)
Noncontrolling interests	9	8

Total stockholders’ deficit	(634)	(730)

Total liabilities and stockholders’ deficit	$4,486	$4,374

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Deficit	Non-controlling Interests	Total Stockholders’ Deficit
Balances as of February 23, 2013	$2	$3,046	$(474)	$(612)	$(3,377)	$(1,415)	$10	$(1,405)
Net earnings	—	—	—	—	125	125	4	129
Other comprehensive income, net of tax of $19	—	—	—	31	—	31	—	31
Divestiture of New Albertsons, Inc.’s pension accumulated comprehensive loss, net of tax of $31	—	—	—	48	—	48	—	48
Common stock issued and sold in connection with New Albertsons, Inc. divesture	1	12	157	—	—	170	—	170
Sales of common stock under option plans	—	(102)	107	—	—	5	—	5
Stock-based compensation	—	(64)	81	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Tax impact on stock-based awards and other	—	(7)	(5)	—	—	(12)	—	(12)

Balances as of September 7, 2013	$3	$2,885	$(134)	$(533)	$(3,252)	$(1,031)	$7	$(1,024)

Balances as of February 22, 2014	$3	$2,862	$(101)	$(307)	$(3,195)	$(738)	$8	$(730)
Net earnings	—	—	—	—	74	74	4	78
Other comprehensive income, net of tax of $10	—	—	—	18	—	18	—	18
Sales of common stock under option plans	—	(47)	52	—	—	5	—	5
Stock-based compensation	—	12	—	—	—	12	—	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Tax impact on stock-based awards and other	—	(12)	(2)	—	—	(14)	—	(14)

Balances as of September 6, 2014	$3	$2,815	$(51)	$(289)	$(3,121)	$(643)	$9	$(634)

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Year-To-Date Ended
	September 6, 2014	September 7, 2013
	(28 weeks)	(28 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$78	$129
(Loss) income from discontinued operations, net of tax	(1)	191

Net earnings (loss) from continuing operations	79	(62)
Adjustments to reconcile Net earnings (loss) from continuing operations to Net cash provided by (used in) operating activities – continuing operations:
Asset impairment and other charges	2	186
Net gain on sale of assets and exits of surplus leases	(6)	(18)
Depreciation and amortization	154	168
LIFO charge (credit)	4	(1)
Deferred income taxes	(6)	7
Stock-based compensation	13	15
Net pension and other postretirement benefits cost	13	43
Contributions to pension and other postretirement benefit plans	(68)	(95)
Other adjustments	14	20
Changes in operating assets and liabilities, net of effects from business acquisitions	(41)	(376)

Net cash provided by (used in) operating activities – continuing operations	158	(113)
Net cash provided by (used in) operating activities – discontinued operations	2	(111)

Net cash provided by (used in) operating activities	160	(224)

Cash flows from investing activities
Proceeds from sale of assets	5	6
Purchases of property, plant and equipment	(84)	(37)
Payments for business acquisitions	(47)	—
Other	5	2

Net cash used in investing activities – continuing operations	(121)	(29)
Net cash provided by investing activities – discontinued operations	—	112

Net cash (used in) provided by investing activities	(121)	83

Cash flows from financing activities
Proceeds from issuance of debt	—	2,052
Proceeds from sale of common stock	5	175
Payments of debt and capital lease obligations	(31)	(1,964)
Distributions to noncontrolling interests	(6)	(7)
Payments of debt financing costs	(3)	(146)
Other	1	(1)

Net cash (used in) provided by financing activities – continuing operations	(34)	109
Net cash used in financing activities – discontinued operations	—	(36)

Net cash (used in) provided by financing activities	(34)	73

Net increase (decrease) in cash and cash equivalents	5	(68)
Cash and cash equivalents at beginning of period	83	149

Cash and cash equivalents at the end of period	$88	$81

SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions	$1	$2
Purchases of property, plant and equipment included in Accounts payable	$9	$9
Interest and income taxes paid:
Interest paid (net of amounts capitalized)	$83	$126
Income taxes paid (net of refunds)	$25	$104

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in millions, except per share data)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Registrant

The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the second quarters and year-to-date periods ended September 6, 2014 and September 7, 2013 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014. The results of operations for the second quarter and year-to-date period ended September 6, 2014 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 22, 2014 has been derived from the audited Consolidated Balance Sheet as of that date.

Accounting Policies

The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. During fiscal 2015, the Company’s first quarter consists of 16 weeks, the second and third quarters both consist of 12 weeks, the fourth quarter consists of 13 weeks and the fiscal year ending February 28, 2015 consists of 53 weeks.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 6, 2014 and February 22, 2014, the Company had net book overdrafts of $148 and $134, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $206 at September 6, 2014 and $202 at February 22, 2014. The Company recorded a LIFO charge of $2 and LIFO credit of $1 for the second quarters ended September 6, 2014 and September 7, 2013, respectively. The Company recorded a LIFO charge of $4 and a LIFO credit of $1 for the year-to-date periods ended September 6, 2014 and September 7, 2013, respectively.

Revisions

In the first quarter of fiscal 2015, the Company revised the presentation of noncontrolling interests as reflected in the Condensed Consolidated Financial Statements. Noncontrolling interests primarily include minority ownership interests in entities operating certain stores under the Cub Foods banner within Retail Food. Pursuant to the terms of the ownership agreements, the Company is required to distribute cash flows generated by these entities on a proportionate basis based on ownership interest. Net earnings attributable to noncontrolling interests were previously presented within Selling and administrative expenses in the Condensed Consolidated Statements of Operations and have been revised to a separate presentation in Net earnings attributable to noncontrolling interests. Noncontrolling interests were previously presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets and have been revised as a component of Stockholders’ deficit. Distributions to noncontrolling interests were previously presented as a reduction of cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows and have been revised as distributions to noncontrolling interests within financing activities.

In addition, the Company revised the presentation of equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates was previously presented in Net sales and has been revised to a separate presentation in Equity in earnings of unconsolidated affiliates. The revisions did not impact Net earnings attributable to SUPERVALU INC. or net earnings per share for any period. Management has determined that the presentation changes are not material to any period reported. Prior period amounts have been revised to conform to the current period presentation.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under accounting standard update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This ASU requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The Company adopted ASU 2013-11 in the first quarter of fiscal 2015, which resulted in a reclassification of less than $1 of unrecognized tax benefits and other credits against deferred tax assets.

In April 2014, the FASB issued authoritative guidance under ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this ASU, disposals classified as discontinued operations must represent a strategic shift that is expected to have a major effect on operations and financial results. The ASU no longer precludes presentation as discontinued operations if there is significant continuing involvement after disposal. Certain disclosures for disposals of individually significant components of an entity that do not qualify for discontinued operations presentation are also required. This ASU is effective prospectively for disposals that have not been reported in previously issued financial statements. The Company adopted ASU 2014-08 in the first quarter of fiscal 2015 and the adoption did not have an impact on the Company’s Condensed Consolidated Financial Statements.

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

NOTE 2–BUSINESS ACQUISITIONS

Rainbow Stores

During the second quarter of fiscal 2015, the Company closed on the purchase of seven Rainbow Foods grocery stores, 11 Rainbow Foods pharmacy locations and one Rainbow Foods liquor store from RBF, LLC (the “Seller”) and Roundy’s Supermarkets, Inc. (“Roundy’s”). Five of the grocery stores, each of the pharmacies and the liquor store are operating under the Cub Foods banner, and two of the grocery stores are operating as Rainbow Foods grocery stores. In addition, several independent retail customers and franchisees, including Diamond Lake 1994 L.L.C. in which the Company has a minority ownership interest, also consummated their purchase of Rainbow Foods grocery stores. The three grocery stores acquired by Diamond Lake 1994 L.L.C are operating under the Cub Foods banner.

Total consideration for the stores and pharmacies acquired by the Company was $34 plus cash payments of $5 for inventories. The Company assumed certain off-balance sheet obligations, including operating leases and multiemployer pension obligations with respect to the acquired stores. In addition, the Company also acquired Roundy’s RAINBOW™ trademark.

The fair value of assets acquired was $39, including property, plant and equipment of $15, goodwill of $14, inventories of $5, identifiable finite-lived intangible assets of $4 and other current assets of $1. Recognized goodwill represents future economic benefits expected to arise from the Company’s presence in the retail market. The assessment of fair value is preliminary and based on information that was available to management at the time the Condensed Consolidated Financial Statements were prepared. Pro forma information for this acquisition is not presented as the results of operations of the acquired businesses are not material to the Company’s Condensed Consolidated Financial Statements.

Save-A-Lot Licensee Stores

During the year-to-date period ended September 6, 2014, the Company paid $10 to acquire favorable operating lease intangibles, equipment and leasehold improvements, and inventories associated with 22 licensed Save-A-Lot stores from multiple licensee operators. These Condensed Consolidated Financial Statements reflect the preliminary purchase accounting allocations. Pro forma information for these acquisitions are not presented as the results of operations of the acquired businesses are not material to the Company’s Condensed Consolidated Financial Statements.

NOTE 3–GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 22, 2014	Additions	Impairments	Other net adjustments	September 6, 2014
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	1	—	—	138
Retail Food goodwill	—	14	—	—	14

Total goodwill	$847	$15	$—	$—	$862

	February 22, 2014	Additions/ Amortization	Impairments	Other net adjustments	September 6, 2014
Intangible assets:
Customer lists, customer relationships, favorable operating leases and other (accumulated amortization of $83 and $78 as of September 6, 2014 and February 22, 2014, respectively)	$111	$10	$—	$—	$121
Trademarks and tradenames – indefinite useful lives	9	—	—	—	9
Non-compete agreements (accumulated amortization of $2 and $2 as of September 6, 2014 and February 22, 2014, respectively)	3	—	—	—	3

Total intangible assets	123	10	—	—	133
Accumulated amortization	(80)	(5)	—	—	(85)

Total intangible assets, net	$43				$48

Amortization of intangible assets with definite useful lives was $5 and $4 for the year-to-date periods ended September 6, 2014 and September 7, 2013, respectively. Future amortization expense is anticipated to average approximately $5 per fiscal year for each of the next five fiscal years.

NOTE 4–RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES

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

Changes in the Company’s reserves for closed properties consisted of the following:

Year-To- Date Ended September 6, 2014
Reserves for closed properties at beginning of the fiscal year	$47
Additions	1
Payments	(6)
Adjustments	(1)

Reserves for closed properties at the end of period	$41

Property, Plant and Equipment Impairment Charges

Property, plant and equipment impairment charges are recorded as a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table presents property, plant and equipment measured at fair value on a non-recurring basis:

	Second Quarter Ended		Year-To-Date Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Property, plant and equipment:
Carrying value	$2	$—	$2	$21
Fair value measured using Level 3 inputs	1	—	1	5

Impairment charge	$1	$—	$1	$16

Fiscal 2014 year-to-date impairment charges were primarily related to the write-off of certain software support tools that would no longer be utilized in operations within Retail Food and Save-A-Lot and surplus property impairments.

NOTE 5–FAIR VALUE MEASUREMENTS

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

Assets acquired through business combinations during the year-to-date period ended September 6, 2014 discussed in Note 2—Business Acquisitions were measured at fair value using Level 3 inputs. Impairment charges related to property, plant and equipment recorded during the second quarters and year-to-date periods ended September 6, 2014 and September 7, 2013 discussed in Note 4—Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges were measured at fair value using

Level 3 inputs. Property, plant and equipment impairment charges and finalization adjustments recorded in the year-to-date period ended September 7, 2013, related to New Albertson’s, Inc. (“NAI”), were measured at fair value using Level 3 inputs and recorded in (Loss) income from discontinued operations, net of tax, and are discussed in Note 14—Discontinued Operations.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable was greater than their book value by approximately $2 as of September 6, 2014 and February 22, 2014. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.

The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $65 and $83 as of September 6, 2014 and February 22, 2014, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 6–LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	September 6, 2014	February 22, 2014
4.50% Secured Term Loan Facility due March 2019	$1,472	$1,474
1.91% to 4.00% Revolving ABL Credit Facility due February 2019	—	—
8.00% Senior Notes due May 2016	628	628
6.75% Senior Notes due June 2021	400	400
Other	5	18
Net discount on debt, using an effective interest rate of 4.63% to 8.58%	(13)	(16)

Total debt	2,492	2,504
Less current maturities of long-term debt	(9)	(18)

Long-term debt	$2,483	$2,486

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

Senior Secured Credit Agreements

As of September 6, 2014 and February 22, 2014, the Company had outstanding borrowings of $1,472 and $1,474, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 3.50 percent and includes a floor on LIBOR set at 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of September 6, 2014 and February 22, 2014, there was $753 and $787, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the discount, $4 and $0 of the Secured Term Loan Facility was classified as current as of September 6, 2014 and February 22, 204, respectively.

The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Beginning with the fiscal year ended February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2015 is not reasonably estimable as of September 6, 2014.

On April 17, 2014, the Company entered into an amendment (the “First ABL Amendment”) to its Revolving ABL Credit Facility that reduced the interest rates to LIBOR plus 1.50 percent to LIBOR plus 2.00 percent or prime plus 0.50 percent to 1.00 percent, depending on utilization. The First ABL Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the Company’s 8.00 percent Senior Notes due May 2016 remained outstanding as of that date. The springing maturity provision was replaced with a springing reserve provision that calls for a reserve to be placed against availability under the facility in the amount of any outstanding Material Indebtedness (as defined in the facility) that is due within 30 days of the date the reserve is established. The First ABL Amendment also amended the facility to provide that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500 instead of $250 as was in effect prior to the First ABL Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions. In addition, the First ABL Amendment extended the maturity date of the facility to February 21, 2019 and contains modified covenants to give the Company additional strategic and operational flexibility. On September 30, 2014, the Company entered into a second amendment to its Revolving ABL Credit Facility as described in Note 15—Subsequent Events.

As of September 6, 2014 and February 22, 2014, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of September 6, 2014, letters of credit outstanding under the Revolving ABL Credit Facility were $85 at fees of 1.625 percent, and the unused available credit under this facility was $887 with facility fees of 0.375 percent. As of February 22, 2014, letters of credit outstanding under the Company’s previous revolving credit facility due March 2018 were $101 at fees of 2.125 percent, and the unused available credit under this facility was $786 with facility fees of 0.375 percent. As of September 6, 2014 and February 22, 2014, the Revolving ABL Credit Facility and the Company’s previous revolving credit facility due March 2018 was secured on a first priority basis by $1,188 and $1,066, respectively, of certain inventory assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the year-to-date period ended September 6, 2014, the Company borrowed and repaid $1,361 under its Revolving ABL Credit Facility and its previous revolving credit facility due March 2018. During the year-to-date period ended September 7, 2013, the Company borrowed $2,108 and repaid $2,148 under its previous revolving credit facilities. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of September 6, 2014, the aggregate cap on Restricted Payments was approximately $311. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.

Debentures

The remaining $628 of 8.00 percent Senior Notes due 2016 and the $400 of 6.75 percent Senior Notes due June 2021 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 7–INCOME TAXES

The tax provision for the second quarter ended September 6, 2014 did not include any discrete tax items. The tax provision for the year-to-date period ended September 6, 2014 included $2 of discrete tax benefits. The tax provision for the second quarter ended September 7, 2013 did not include any discrete tax items. The tax benefit for the year-to-date period ended September 7, 2013 included $2 of discrete tax benefits and $2 of discrete tax expense.

During the year-to-date period ended September 6, 2014, unrecognized tax benefits increased $1 to $77. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.

As of September 6, 2014, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 8–STOCK-BASED AWARDS

The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance awards (collectively referred to as “stock-based awards”) of $6 and $3 for the second quarters of fiscal 2015 and 2014, respectively, and $13 and $15 for the year-to-date periods ended September 6, 2014 and September 7, 2013, respectively. In the year-to-date period ended September 7, 2013, the Company recognized $9 of accelerated stock-based compensation charges in Selling and administrative expenses as a result of a deemed change-in-control, comprised of $5 from long-term incentive programs, $3 from restricted stock awards and $1 from stock options.

Stock Options

In May 2014 and May 2013, the Company granted 5 and 9 of non-qualified stock options, respectively, to certain employees under the Company’s 2012 Stock Plan with weighted average grant date fair values of $3.28 per share and $2.78 per share, respectively. The stock options vest over a period of three years, and were awarded as part of a broad-based employee incentive program designed to retain and motivate employees across the Company.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

Year-To-Date Ended
	September 6, 2014	September 7, 2013
Dividend yield	—%	—%
Volatility rate	50.8—53.2%	49.3—51.3%
Risk-free interest rate	1.2—1.6%	0.6—1.0%
Expected life	4.0—5.0 years	4.0—6.0 years

Restricted Stock Units

In the first quarter of fiscal 2015, the Company granted 2 restricted stock units (“RSUs”) to certain employees under the 2012 Stock Plan. The RSUs vest over a three year period from the date of grant and were granted at a fair value of $7.50 per unit.

NOTE 9–BENEFIT PLANS

Net periodic benefit expense and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Service cost	$—	$—	$—	$—
Interest cost	27	28	1	1
Expected return on assets	(36)	(33)	—	—
Amortization of prior service benefit	—	—	(4)	(3)
Amortization of net actuarial loss	15	24	1	1

Net periodic benefit expense	$6	$19	$(2)	$(1)

Contributions to benefit plans	$(22)	$(21)	$(1)	$(2)

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(28 weeks)	(28 weeks)	(28 weeks)	(28 weeks)
Service cost	$—	$—	$—	$1
Interest cost	66	65	2	2
Expected return on assets	(83)	(76)	—	—
Amortization of prior service benefit	—	—	(8)	(7)
Amortization of net actuarial loss	34	55	2	3

Net periodic benefit expense	$17	$44	$(4)	$(1)

Contributions to benefit plans	$(67)	$(92)	$(1)	$(3)

During the year-to-date periods ended September 6, 2014 and September 7, 2013, the Company contributed $21 and $19, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.

In the second quarter of fiscal 2015, the Company announced its plans to offer a lump sum payment option to certain former employees who are deferred vested participants in the SUPERVALU INC. Retirement Plan (the “Plan”) and who have not yet begun receiving monthly pension benefit payments. The Company expects to incur a non-cash settlement charge in the range of approximately $50 to $65 from the acceleration of a portion of the accumulated unrecognized actuarial loss in the third quarter of 2015.

The estimated settlement charge is based on the lump sum election rate of eligible participants and the Plan’s estimated funded status at September 30, 2014 using current discount rates, market values of Plan assets, and the anticipated adoption of the RP-2014 Generational Mortality Table (using scale MP-2014). The actual settlement charge could differ from the estimated range due to changes in discount rates, return on Plan assets and the final adoption of the RP-2014 Generational Mortality Table. The voluntary lump sum payments are expected to be completed in the Company’s third quarter of fiscal 2015.

In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Highway and Transportation Funding Act includes a provision for interest rate stabilization for defined benefit employee pension plans. As a result of this stabilization provision, the Company expects its required pension contributions to the SUPERVALU INC. Retirement Plan to decrease significantly for the next several years. The Company anticipates fiscal 2015 contributions to pension and other postretirement benefit plans, including excess contributions under the amended term sheet with AB Acquisition LLC (“AB Acquisition”) and the Pension Benefit Guaranty Corporation (the “PBGC”) as described in Note 15—Subsequent Events, will be approximately $120 to $125.

NOTE 10–NET EARNINGS (LOSS) PER SHARE

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

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Second Quarter Ended		Year-To-Date Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Net earnings (loss) from continuing operations	$31	$40	$79	$(62)
Less Net earnings attributable to noncontrolling interests	2	1	4	4

Net earnings (loss) from continuing operations attributable to SUPERVALU INC.	29	39	75	(66)
(Loss) income from discontinued operations, net of tax	2	1	(1)	191

Net earnings attributable to SUPERVALU INC.	$31	$40	$74	$125
Weighted average number of shares outstanding—basic	260	258	260	251
Dilutive impact of stock-based awards	4	3	3	4

Weighted average number of shares outstanding—diluted(1)	264	261	263	255
Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.15	$0.29	$(0.26)
Discontinued operations	$0.01	$—	$(0.01)	$0.76
Basic net earnings per share	$0.12	$0.15	$0.28	$0.50
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations(1)	$0.11	$0.15	$0.29	$(0.26)
Discontinued operations(1)	$0.01	$—	$(0.01)	$0.75
Diluted net earnings per share	$0.11	$0.15	$0.28	$0.49

(1)	Weighted average number of shares outstanding—diluted was equal to Weighted average number of shares outstanding—basic for the computation of diluted net loss per share from discontinued operations for the year-to-date period ended September 6, 2014 and diluted net loss per share from continuing operations for the year-to-date period ended September 7, 2013.

Stock-based awards of 10 and 20 were outstanding during the second quarters ended September 6, 2014 and September 7, 2013, respectively, but were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive. Stock-based awards of 10 and 21 were outstanding during the year-to-date periods ended September 6, 2014 and September 7, 2013, respectively, but were excluded from the calculation of diluted net earnings (loss) per share from continuing operations for the periods because their inclusion would be antidilutive.

NOTE 11–COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company reports comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ deficit during the applicable reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income is calculated as net earnings (loss) including noncontrolling interests, plus or minus adjustments for pension and other postretirement benefit obligations, net of tax, less comprehensive income attributable to noncontrolling interests.

Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income, net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax. Changes in Accumulated other comprehensive loss by component is as follows:

	Year-To-Date Ended
	September 6, 2014	September 7, 2013
	(28 weeks)	(28 weeks)
Pension and postretirement benefit plan accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$307	$612
Other comprehensive (income) loss before reclassifications, net of tax expense of $0 and $0, respectively	—	—
Amortization of amounts included in net periodic benefit cost, net of tax expense of $10 and $19, respectively	(18)	(31)

Net current-period Other comprehensive income, net of tax expense of $10 and $19, respectively	(18)	(31)
Divestiture of NAI pension plan accumulated other comprehensive income, net of tax expense of $0 and $31, respectively	—	(48)

Pension and postretirement benefit plan accumulated other comprehensive loss at the end of period, net of tax	$289	$533

Upon completion of the sale of NAI in the first quarter of fiscal 2014, the Company disposed approximately $48 of Accumulated other comprehensive loss, which was a component of Stockholders’ deficit in the Consolidated Balance Sheet as of February 23, 2013, due to NAI’s assumption of a defined benefit pension plan established and operated under NAI.

Items reclassified out of pension and postretirement benefit plan accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Second Quarter Ended		Year-To-Date Ended		Affected line Item
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit cost	$10	$19	$22	$45	Selling and administrative expenses
Amortization of amounts included in net periodic benefit cost	2	2	6	5	Cost of Sales

Total reclassifications	12	21	28	50
Income tax provision (benefit)	(5)	(8)	(10)	(19)	Income tax provision (benefit)

Total reclassifications, net of tax	$7	$13	$18	$31

Amortization of amounts included in net periodic benefit cost include amortization of prior service benefit and amortization of net actuarial loss as included in Note 9—Benefit Plans.

NOTE 12–COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 6, 2014. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 16 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.

The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of September 6, 2014, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $75 ($59 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, the TSA (as defined below), contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of June 30, 2014, the total undiscounted amount of all such guarantees was $300 ($269 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit to numerous states and certain NAI retail banner real estate assets. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.

Information Technology Intrusions

Intrusion Announced in August 2014 – On August 14, 2014, the Company announced it had experienced a criminal intrusion into the portion of its computer network that processes payment card transactions for some of its Retail Food stores, including some of its associated stand-alone liquor stores, and that an investigation of that intrusion supported by third-party data forensics experts had been initiated to better understand the nature and scope of the intrusions. That investigation is ongoing. The Company believes this criminal intrusion may have resulted in the collection of account numbers, and in some cases also the expiration date, other numerical information and/or the cardholder’s name, from payment cards used during the period of June 22 (at the earliest) through July 17 (at the latest), 2014, at 209 SUPERVALU owned and franchised stores and stand-alone liquor stores, which stores operate under the Cub Foods, Farm Fresh, Hornbacher’s, Shop ’n Save, and Shoppers Food & Pharmacy banners.

Intrusion Announced in September 2014 – On September 29, 2014, the Company announced it had experienced a separate criminal intrusion, in what it believes to have been late August or early September 2014, when an intruder installed malware into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. The investigation of the intrusion announced in August 2014 was extended to cover this intrusion as well. Although that investigation is ongoing, the Company currently believes the only affected SUPERVALU owned and franchised stores where this malware may have succeeded in capturing payment card data were four Minnesota franchised Cub Foods stores. At these four stores, the Company believes the malware may have successfully captured account numbers, and in some cases also the expiration date, other numerical information and/or the cardholder’s name, from payment cards used at some checkout lanes during the period of August 27 (at the earliest) through September 21 (at the latest), 2014.

Investigations and Security Enhancement – In the case of both intrusions, the Company has not determined that any cardholder data potentially captured by either malware was in fact stolen by the intruder(s). As to both intrusions, given the continuing nature of the investigation, it is possible that time frames, locations, at-risk data, and/or other facts in addition to those described above will be identified in the future.

Upon recognition of each intrusion, the Company took immediate steps to secure the affected part of its network, and the Company believes that it has eradicated the malware used in each intrusion. The Company has notified federal law enforcement authorities and is cooperating in their efforts to investigate these intrusions and identify those responsible for the intrusions. The Company has also notified the major payment card brands and is cooperating in their investigations of the intrusions.

Although the Company has not determined that any cardholder data was in fact stolen by the intruder(s), the Company is offering customers who used their payment cards at the relevant stores during the relevant time periods 12 months of complimentary consumer identity protection services through AllClear ID. The Company has also established a call center to answer questions about the intrusions and the identity threat protection services being offered.

Some stores owned and operated by Albertson’s LLC and NAI experienced related criminal intrusions. The Company provides information technology services to these Albertson’s LLC and NAI stores pursuant to the TSA (as defined below), and the Company has been working together with Albertson’s LLC and NAI to respond to the intrusions into their stores. The Company believes that any losses incurred by Albertson’s LLC or NAI as a result of the intrusions affecting their stores would not be the Company’s responsibility.

Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations into whether the portion of the Company’s network that handles payment card data was compliant with applicable data security standards at the time of the intrusions and, if not, whether any non-compliance caused any compromise of payment card data that may have occurred during the intrusions. The Company’s network has previously been found to be compliant with those standards; however, the Company understands that, in other data breach situations, the forensic investigator working on behalf of the payment card brands has claimed that breached entities that previously had been found compliant with those standards in fact were not in compliance at the time of the intrusion and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusion. As a result, the Company believes that the payment card brands may allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. Moreover, if that happens, the Company believes the payment card brands may make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions. If that were to occur, the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their claimed losses. The Company does not currently believe that the amount, if any, paid on any payment card brand claims that might be asserted would be material to the Company’s consolidated results of operations, cash flows or financial condition.

The Company has notified federal law enforcement authorities of the criminal intrusions and is cooperating in their efforts to investigate the incidents. The Company has also notified several state Attorneys General of the criminal intrusion incidents. While the Company is not aware of any investigation into the intrusions having been initiated by any regulatory authority, it is possible that regulatory investigations into the intrusions could be initiated in the future and, were that to occur, it is possible that such investigations could result in claims being made against the Company by the regulatory authorities in question. If that were to occur, the Company expects to dispute those claims.

As discussed in more detail below in this Note 12 under Legal Proceedings, in August 2014 in response to the intrusion announced in August 2014, two class action complaints were filed against the Company and are currently pending. As indicated in Note 12, the Company believes that a material loss from the two class actions is remote. It is possible that other similar complaints by consumers, banks or others may be filed against the Company in connection with the intrusions.

Insurance Coverage – The Company maintains $50 of cyber threat insurance above a $1 deductible per incident and subject to certain sublimits, which it believes should mitigate the financial effect of these intrusions, including claims made or that might be made against the Company based on these intrusions. Based on currently available information, the Company does not believe that the ultimate outcome of these intrusions, including any related lawsuits, claims or other proceedings that might be initiated against the Company, will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.

Expenses – The Company has and expects to incur various costs related to the intrusions, including the cost of conducting the investigations, the cost of providing identity protection services to the Company’s customers and legal and other professional expenses. In the second quarter, the Company recorded $2 of intrusion related costs and anticipated insurance proceeds of $1. These amounts were recorded within Selling and administrative expenses in the Condensed Consolidated Statement of Operations. Anticipated insurance proceeds recorded for the insurance receivable were based on the Company’s insurance recovery assessment. This assessment included the review of applicable insurance policies, correspondence with the insurance carriers and analysis by legal counsel.

Impact on Sales – Thus far the Company has not experienced weaker than anticipated sales subsequent to the intrusions. However, because the second intrusion occurred and was announced recently, the Company is not yet able to definitively discern the impact of these intrusions on customer confidence and the Company’s ability to attract and retain customers.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 6, 2014, the Company had approximately $327 of non-cancelable future purchase obligations.

The Company and AB Acquisition entered into a binding term sheet with the PBGC relating to issues regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. The agreement required that the Company not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the sale of NAI is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). The Company had also agreed to make $100 in aggregate contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the end of fiscal years 2015 – 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition had agreed to provide a guarantee to the PBGC for such excess payments. On September 11, 2014, the Company, AB Acquisition and the PBGC amended the term sheet. Pursuant to that amendment, the Company made excess contributions of $47 to the SUPERVALU Retirement Plan and the PBGC Protection Period ended on September 15, 2014. Including these excess contributions and the impact of the Highway and Transportation Funding Act of 2014 on pension funding requirements described above in Note 9—Benefit Plans, the Company anticipates fiscal 2015 total contributions to pension and other postretirement benefit plans to be approximately $120 to $125. The Company is no longer restricted by the term sheet from paying dividends to its stockholders and has fully satisfied its obligations to make excess contributions to the SUPERVALU Retirement Plan. While the Company is no longer restricted from paying dividends to its stockholders under the term sheet, the Company has no current intent to resume paying dividends. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors the Company’s Board of Directors may deem relevant. In addition, as described above in Note 6—Long-Term Debt, the Company is limited in the aggregate amount of dividends that the Company may pay during the term of its Secured Term Loan Facility and would need to meet certain conditions in the Secured Term Loan Facility and the Revolving ABL Credit Facility.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center. On August 19, 2014, the 8th Circuit denied the Company’s petition for en banc review by the 8th Circuit on the reversal of the summary judgment decision and specific issues raised thereunder. The case is now remanded to the District Court for further proceedings to be determined by the District Court.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The court granted preliminary approval of the settlement on March 13, 2014 and final approval on July 30, 2014. Payments to class members are expected to begin in late October or early November 2014. The Company recorded a litigation settlement charge of $5 before tax ($3 after-tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.

In August 2014, two class action complaints were filed against the Company relating to the criminal intrusion into the portion of its computer network that processes payment card transactions for some of its Retail Food stores, including some of its associated stand-alone liquor stores (the “Criminal Intrusion”) announced by the Company on August 14, 2014. Kenneth Hanff, et. al. v. SUPERVALU INC. was filed in the United States District Court for the District of Minnesota alleging breach of contract, deceptive trade practices, negligence and invasion of privacy as a result of the Criminal Intrusion. Steve McPeak, et. al. v. SUPERVALU INC. was filed in the United States District Court for the Southern District of Illinois alleging violations of the Federal Stored Communications Act and Illinois Personal Information Protection Act and negligence as a result of the Criminal Intrusion. Plaintiffs in both actions seek the recovery of an unspecified amount of damages. On September 18, 2014, the Company filed a motion before the Judicial Panel on Multidistrict Litigation seeking an order transferring, coordinating and consolidating the cases to the United States District Court for the District of Idaho. The Company expects both actions will be stayed pending a ruling on the Company’s motion.

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

With respect to the IOS, C&S and Criminal Intrusion matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 13–SEGMENT INFORMATION

Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 14–DISCONTINUED OPERATIONS

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

In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) and operating and supply agreements. These arrangements had initial terms ranging from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. Each TSA had an initial term expiring on September 21, 2015, subject to annual renewal by notice given at least 12 months prior to expiration of the then current term. On September 12, 2014, NAI and Albertson’s LLC each notified the Company that it was exercising its right to renew the term of its respective TSA for an additional year. In addition to providing services under the TSA, the Company also receives services from NAI and Albertson’s LLC under the TSA. On September 17, 2014, the Company notified each of NAI and Albertson’s LLC that it was exercising its right to renew the terms of the TSA for an additional year. Pursuant to these notices, the TSA will now expire on September 21, 2016 unless renewed again by notice given no later than September 21, 2015. The TSA may be extended further in one year increments with a one year notice. The Company recognized $44 and $62 in TSA fees earned during the second quarters of fiscal 2015 and 2014, respectively, including $18 under the first-year transitional fee provisions recognized during the second quarter of fiscal 2014. The Company recognized $102 and $146 in TSA fees earned during the year-to-date periods ended September 6, 2014 and September 7, 2013, respectively, including $54 under the first-year transitional fee provisions recognized during the year-to-date period ended September 7, 2013. TSA fees earned are reflected in Net sales in the Condensed Consolidated Statements of Operations. The shared service center costs incurred to support back office functions related to the NAI Banners represent administrative overhead and are recorded in Selling and administrative expenses.

During the year-to-date period ended September 7, 2013, the Company received net proceeds of approximately $100 and a short-term note receivable of approximately $44 for the stock of NAI. During fiscal 2013, the Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150 and a pre-tax property, plant and equipment-related impairment of $203. The loss on sale calculation was finalized during fiscal 2014, including the finalization of the working capital adjustment. The total loss on sale of NAI was $1,263, comprised of $1,081 of contract loss and $182 of property, plant and equipment-related impairment, resulting in pre-tax reductions to the preliminary estimated loss on sale of NAI of $85 and $5 during the first and second quarters of fiscal 2014, respectively, which was recorded as a component of (Loss) income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The Company determined the pre-tax property, plant and equipment-related impairment using Level 3 inputs.

The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	Second Quarter Ended		Year-To-Date Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Net sales	$—	$—	$—	$1,235

Income before income taxes from discontinued operations	2	3	4	120
Income tax provision (benefit)	—	2	5	(71)

Income (loss) from discontinued operations, net of tax	$2	$1	$(1)	$191

Income before income taxes from discontinued operations for the year-to-date period ended September 6, 2014 primarily reflects $4 of property tax refunds and interest income resulting from settlement of income tax audits. The income tax provision included as a component of Loss (income) from discontinued operations, net of tax for the year-to-date period ended September 6, 2014 included $4 of discrete tax expenses. The income tax provision (benefit) included as a component of income from discontinued operations, net of tax for the second quarter and year-to-date periods ended September 7, 2013 included $1 and $117, respectively, of discrete tax benefits primarily resulting from the settlement of Internal Revenue Service audits for the fiscal 2010, 2009 and 2008 tax years.

The Company recorded $0 and $48 within Net sales of continuing operations related to wholesale distribution to certain NAI Banners during the second quarters of fiscal 2015 and 2014, respectively, and $38 and $101 during the year-to-date periods ended September 6, 2014 and September 7, 2013, respectively. In addition, the Company recorded $40 and $38 within Net Sales of continuing operations during the second quarters of fiscal 2015 and 2014, respectively, and $94 and $92 during the year-to-date periods ended September 6, 2014 and September 7, 2013, respectively, related to wholesale distribution of certain products to stores owned by Albertson’s LLC that were not part of AB Acquisition’s purchase of NAI.

NOTE 15–SUBSEQUENT EVENTS

As described above in Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements – Other Contractual Commitments, the Company and AB Acquisition entered into a binding term sheet with the PBGC regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. On September 11, 2014, the Company, AB Acquisition and the PBGC amended the term sheet. Pursuant to that amendment, the Company made contributions of $47 to the SUPERVALU Retirement Plan and the PBGC Protection Period ended on September 15, 2014. Including these excess contributions and the impact of the Highway and Transportation Funding Act of 2014 on pension funding requirements described above in Note 9—Benefit Plans, the Company anticipates fiscal 2015 total contributions to pension and other postretirement benefit plans to be approximately $120 to $125. The Company is no longer restricted by the term sheet from paying dividends to its stockholders and has fully satisfied its obligations to make excess contributions to the SUPERVALU Retirement Plan. While the Company is no longer restricted from paying dividends to its stockholders under the term sheet, the Company has no current intent to resume paying dividends. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors the Company’s Board of Directors may deem relevant. In addition, as described above in Note 6—Long-Term Debt, the Company is limited in the aggregate amount of dividends that the Company may pay during the term of its Secured Term Loan Facility and would need to meet certain conditions in the Secured Term Loan Facility and the Revolving ABL Credit Facility.

On September 12, 2014, NAI and Albertson’s LLC each notified the Company that it was exercising its right to renew the term of its respective TSA for an additional year. Pursuant to this notice, the TSA will now expire on September 21, 2016 unless renewed again by notice given no later than September 21, 2015. In addition to providing services under the TSA, the Company also receives services from NAI and Albertson’s LLC under the TSA. On September 17, 2014 the Company notified NAI and Albertson’s LLC that it was exercising its right to renew the term of each TSA for an additional year. Pursuant to this notice, the Company will continue to receive services under the TSA until September 21, 2016 unless renewed again by notice given no later than September 21, 2015.

On September 30, 2014, the Company entered into a second amendment (the “Second ABL Amendment”) to its Revolving ABL Credit Facility that extended the maturity date of the facility to September 30, 2019 from its prior maturity date of February 21, 2019. The Second ABL Amendment also added a springing maturity provision that would accelerate the maturity of the facility to 90 days prior to the scheduled maturity date of the Secured Term Loan Facility if there are any obligations outstanding under the Secured Term Loan Facility as of that date. By extending the maturity date of the Revolving ABL Credit Facility to a date at least six months later than the maturity date of the Secured Term Loan Facility, the Company now has greater flexibility to prepay the 8.00 percent Senior Notes due May 2016 with proceeds of the Revolving ABL Credit Facility.

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

Independent Business continues to target sales growth by affiliating new customers and driving sales to existing customers while also managing expenses and aligning the business to operate more efficiently. In the first quarter of 2015, Independent Business’s Eastern and Southeast regions were combined to form the East region, and the Midwest and Northern regions were combined to form the West region to further streamline the organization, reduce operating costs and create common region organizational structures that more effectively utilize resources and serve the Company’s customers. In the second quarter of fiscal 2015, Independent Business began supplying all 18 stores acquired by the Company and its independent retail customers and franchisees from Roundy’s Inc.

Save-A-Lot continues to drive sales and performance through its meat and produce programs, competitive pricing enhancements, improved grocery and merchandise offerings and incremental marketing activities. Save-A-Lot is focused on long-term sales and earnings growth through execution of these initiatives at existing locations and expansion through corporate and licensee store development. In fiscal 2015 year-to-date, the Company added 18 new Save-A-Lot stores, comprised of 13 new licensee stores and 5 new corporate stores, and licensee operators closed 18 stores. In addition, the Company opened 21 corporate stores acquired from licensees and sold 4 corporate stores to licensees.

Retail Food is focused on driving sales and performance through competitive pricing and promotional activities, enhanced perishable offerings, store remodels and resets, and integrating the newly acquired stores from Roundy’s Inc.

Total retail square footage as of the end of the second quarter of fiscal 2015 was approximately 18.1 million, an increase of approximately 4.3 percent from the end of fiscal 2014. Total retail square footage, excluding actual and planned store dispositions, increased 5.6 percent from the end of fiscal 2014.

The Company continues to reduce Corporate costs, including costs related to providing services under the Transition Services Agreements with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (collectively, the “TSA”). Management believes that this cost management by the Company has reduced the cost to operate the TSA, which has contributed to our overall consolidated operating profit for the quarter and year-to-date period ended September 6, 2014. Each TSA had an initial term expiring on September 21, 2015, subject to annual renewal by notice given at least 12 months prior to expiration of the then current term. On September 12, 2014, NAI and Albertson’s LLC each notified the Company that it was exercising its right to renew the term of its respective TSA for an additional year. Pursuant to this notice, the TSA will now expire on September 21, 2016 unless renewed again by notice given no later than September 21, 2015. Pursuant to the terms of the TSA, NAI and Albertson’s LLC may cancel TSA services at any of its stores or distribution centers for any reason, including closure or removal of stores or distribution centers from the scope of the TSA. The cancellation of TSA services at stores or distribution centers would reduce the variable fee the Company receives under the TSA beginning ten weeks after the Company receives notice of such cancellation. The cancellation of TSA services at stores or distribution centers before September 21, 2015 would also reduce the fixed fee the Company receives under the TSA during the one-year extension period (from September 22, 2015 to September 21, 2016). In addition, in March 2014, AB Acquisition LLC, the parent company of NAI and Albertson’s LLC, announced a definitive agreement for the acquisition of Safeway Inc. An acquisition of Safeway Inc., as well as other factors, may result in the cancellation of TSA services at stores and distribution centers and nonrenewal of the TSA beyond September 21, 2016. The impact of the TSA on the Company’s results of operations depends on the revenue received by the Company and the Company’s ability to manage its cost structure. A decrease in the revenue received by the Company under the TSA, including in the event of any non-renewal or reduction in the scope or level of services, could adversely impact the Company’s results of operations, in particular if the Company is not able to manage its cost structure and overhead to appropriately correspond to loss in revenue. The Company continues to be focused on providing quality services under the TSA, and remains committed to being an efficient organization.

The United States grocery channel in which the Company operates is highly competitive. Competition is experienced through multiple retailing formats and affects the Company’s ability to attract and retain customers. Management expects operating results for the Company will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. The Company monitors product inflation and evaluates whether to pass cost inflation on or absorb cost increases in the form of incremental investments to lower prices to customers. Inflation for fiscal 2015 is estimated to be in the low single digits as a percentage, with higher levels in certain dairy and meat categories.

Information Technology Intrusions

Intrusion Announced in August 2014 – On August 14, 2014, the Company announced it had experienced a criminal intrusion into the portion of its computer network that processes payment card transactions for some of its Retail Food stores, including some of its associated stand-alone liquor stores, and that an investigation of that intrusion supported by third-party data forensics experts had been initiated to better understand the nature and scope of the intrusions. That investigation is ongoing. The Company believes this criminal intrusion may have resulted in the collection of account numbers, and in some cases also the expiration date, other numerical information and/or the cardholder’s name, from payment cards used during the period of June 22 (at the earliest) through July 17 (at the latest), 2014, at 209 SUPERVALU owned and franchised stores and stand-alone liquor stores, which stores operate under the Cub Foods, Farm Fresh, Hornbacher’s, Shop ’n Save, and Shoppers Food & Pharmacy banners.

Intrusion Announced in September 2014 – On September 29, 2014, the Company announced it had experienced a separate criminal intrusion, in what it believes to have been late August or early September 2014, when an intruder installed malware into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. The investigation of the intrusion announced in August 2014 was extended to cover this intrusion as well. Although that investigation is ongoing, the Company currently believes the only affected SUPERVALU owned and franchised stores where this malware may have succeeded in capturing payment card data were four Minnesota franchised Cub Foods stores. At these four stores, the Company believes the malware may have successfully captured account numbers, and in some cases also the expiration date, other numerical information and/or the cardholder’s name, from payment cards used at some checkout lanes during the period of August 27 (at the earliest) through September 21 (at the latest), 2014.

Investigations and Security Enhancement – In the case of both intrusions, the Company has not determined that any cardholder data potentially captured by either malware was in fact stolen by the intruder(s). As to both intrusions, given the continuing nature of the investigation, it is possible that time frames, locations, at-risk data, and/or other facts in addition to those described above will be identified in the future.

Upon recognition of each intrusion, the Company took immediate steps to secure the affected part of its network, and the Company believes that it has eradicated the malware used in each intrusion. The Company has notified federal law enforcement authorities and is cooperating in their efforts to investigate these intrusions and identify those responsible for the intrusions. The Company has also notified the major payment card brands and is cooperating in their investigations of the intrusions.

Although the Company has not determined that any cardholder data was in fact stolen by the intruder(s), the Company is offering customers who used their payment cards at the relevant stores during the relevant time periods 12 months of complimentary consumer identity protection services through AllClear ID. The Company has also established a call center to answer questions about the intrusions and the identity threat protection services being offered.

Some stores owned and operated by Albertson’s LLC and NAI experienced related criminal intrusions. The Company provides information technology services to these Albertson’s LLC and NAI stores pursuant to the TSA (as defined below), and the Company has been working together with Albertson’s LLC and NAI to respond to the intrusions into their stores. The Company believes that any losses incurred by Albertson’s LLC or NAI as a result of the intrusions affecting their stores would not be the Company’s responsibility.

Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations into whether the portion of the Company’s network that handles payment card data was compliant with applicable data security standards at the time of the intrusions and, if not, whether any non-compliance caused any compromise of payment card data that may have occurred during the intrusions. The Company’s network has previously been found to be compliant with those standards; however, the Company understands that, in other data breach situations, the forensic investigator working on behalf of the payment card brands has claimed that breached entities that previously had been found compliant with those standards in fact were not in compliance at the time of the intrusion and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusion. As a result, the Company believes that the payment card brands may allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. Moreover, if that happens, the Company believes the payment card brands may make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions. If that were to occur, the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their claimed losses. The Company does not currently believe that the amount, if any, paid on any payment card brand claims that might be asserted would be material to the Company’s consolidated results of operations, cash flows or financial condition.

The Company has notified federal law enforcement authorities of the criminal intrusions and is cooperating in their efforts to investigate the incidents. The Company has also notified several state Attorneys General of the criminal intrusion incidents. While the Company is not aware of any investigation into the intrusions having been initiated by any regulatory authority, it is possible that regulatory investigations into the intrusions could be initiated in the future and, were that to occur, it is possible that such investigations could result in claims being made against the Company by the regulatory authorities in question. If that were to occur, the Company expects to dispute those claims.

As discussed in more detail below in this Note 12 under Legal Proceedings, in August 2014 in response to the intrusion announced in August 2014, two class action complaints were filed against the Company and are currently pending. As indicated in Note 12, the Company believes that a material loss from the two class actions is remote. It is possible that other similar complaints by consumers, banks or others may be filed against the Company in connection with the intrusions.

Insurance Coverage – The Company maintains $50 of cyber threat insurance above a $1 deductible per incident and subject to certain sublimits, which it believes should mitigate the financial effect of these intrusions, including claims made or that might be made against the Company based on these intrusions. Based on currently available information, the Company does not believe that the ultimate outcome of these intrusions, including any related lawsuits, claims or other proceedings that might be initiated against the Company, will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.

Expenses – The Company has and expects to incur various costs related to the intrusions, including the cost of conducting the investigations, the cost of providing identity protection services to the Company’s customers and legal and other professional expenses. In the second quarter, the Company recorded $2 of intrusion related costs and anticipated insurance proceeds of $1. These amounts were recorded as Selling and administrative expenses in the Condensed Consolidated Statement of Operations. Anticipated insurance proceeds recorded for the insurance receivable were based on the Company’s insurance recovery assessment. This assessment included the review of applicable insurance policies, correspondence with the insurance carriers and analysis by legal counsel.

Impact on Sales – Thus far the Company has not experienced weaker than anticipated sales subsequent to the intrusions. However, because the second intrusion occurred and was announced recently, the Company is not yet able to definitively discern the impact of these intrusions on customer confidence and the Company’s ability to attract and retain customers.

Financial Highlights

The following is a summary comparison of financial highlights for the second quarter of fiscal 2015 to the second quarter of fiscal 2014:

•	Identical store sales for the Save-A-Lot network, Save-A-Lot Company-operated stores and stores in the Retail Food segment increased 6.5 percent, 8.2 percent and 0.4 percent, respectively; and Independent Business segment sales decreased 1.1 percent.
•	Customer counts increased 6.4 percent and 1.4 percent in Save-A-Lot Company-operated stores and Retail Food stores, respectively.
•	Gross profit declined due to lower transitional TSA fees and higher advertising costs and last-in, first-out charge (“LIFO charge”), offset by higher gross profit from increased sales.
•	Operating earnings decreased $18 partly due to a net gain of $9 last year comprised of a gain on sale of property offset in part by a legal settlement charge. The second quarter of fiscal 2015 includes $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, Operating earnings decreased $8, primarily from lower transitional TSA fees and a higher LIFO charge, offset in part by lower depreciation and contracted services expense.
•	Interest expense, net decreased $5 from lower average interest rates and outstanding debt balances.
•	Net earnings from continuing operations decreased $9 and continuing operations diluted earnings per share decreased $0.04 primarily due to the above items.

The following is a summary comparison of financial highlights for fiscal 2015 year-to-date to fiscal 2014 year-to-date:

•	Identical store sales for the Save-A-Lot network, Save-A-Lot Company-operated stores and stores in the Retail Food segment increased 6.0 percent, 7.7 percent and 0.5 percent, respectively; and Independent Business segment sales decreased 1.9 percent.
•	Customer counts increased 6.2 percent and 2.0 percent in Save-A-Lot Company-operated stores and Retail Food stores, respectively.
•	Gross profit declined due to lower transitional TSA fees, incremental investments to lower prices, and higher shrink, advertising costs and LIFO charge, offset by higher gross profit from increased sales and lower employee-related costs. Operating earnings increased $33 due to lower costs and charges associated with severance, a legal settlement charge and other items; when adjusted for these items, Operating earnings decreased $14, primarily due to lower TSA fees attributable to the one-year transitional TSA fee, incremental price investments and higher shrink, advertising costs and LIFO charge, offset in part by lower employee-related costs and lower depreciation and amortization.
•	Interest expense, net decreased $190 due to $167 of lower refinancing charges and costs and $23 of savings from lower average interest rates and outstanding debt balances.
•	Net earnings from continuing operations increased $141 and continuing operations diluted earnings per share increased $0.55 primarily due to the above items.
•	Net cash provided by operating activities of continuing operations increased $271 primarily due to less cash utilized for operating assets and liabilities, including income taxes and accrued liabilities, compared with last year.
•	Net cash used in investing activities of continuing operations increased $92 due to increased capital expenditures of $47 including investments in Retail Food store remodels, logistics and information technology and $47 cash paid for business combinations reflecting the newly acquired Rainbow stores within the Minneapolis/St. Paul market and Save-A-Lot licensee stores acquisitions.
•	Net cash used in financing activities of continuing operations was $34 as compared to cash provided of $109 last year primarily due to lower proceeds from the sale of common stock offset in part by lower financing costs.

SECOND QUARTER RESULTS OF OPERATIONS

The following discussion summarizes operating results in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014:

	Second Quarter Ended
	September 6, 2014 (12 weeks)	% of Net Sales	September 7, 2013 (12 weeks)	% of Net Sales
Net sales	$4,018	100.0%	$3,947	100.0%
Cost of sales	3,446	85.8	3,371	85.4

Gross profit	572	14.2	576	14.6
Selling and administrative expenses	478	11.9	464	11.8

Operating earnings	94	2.3	112	2.8
Interest expense, net	46	1.1	51	1.3
Equity in earnings of unconsolidated affiliates	(1)	—	(1)	—

Earnings from continuing operations before income taxes	49	1.2	62	1.6
Income tax provision	18	0.4	22	0.5

Net earnings from continuing operations	31	0.8	40	1.0
Income from discontinued operations, net of tax	2	—	1	—

Net earnings including noncontrolling interests	33	0.8	41	1.0
Net earnings attributable to noncontrolling interests	2	—	1	—

Net earnings attributable to SUPERVALU INC.	$31	0.8%	$40	1.0%

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.11		$0.15
Discontinued operations	$0.01		$—
Basic net earnings per share	$0.12		$0.15
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.11		$0.15
Discontinued operations	$0.01		$—
Diluted net earnings per share	$0.11		$0.15

Net Sales

Net sales for the second quarter of fiscal 2015 were $4,018, compared with $3,947 last year, an increase of $71 or 1.8 percent. Independent Business net sales were 45.3 percent of Net sales, Save-A-Lot net sales were 26.1 percent of Net sales, Retail Food net sales were 27.5 percent of Net sales and Corporate TSA fees were 1.1 percent of Net sales for the second quarter of fiscal 2015, compared with 46.6 percent, 24.6 percent, 27.2 percent and 1.6 percent, respectively, for the second quarter of fiscal 2014.

Independent Business net sales for the second quarter of fiscal 2015 were $1,820, compared with $1,840 last year, a decrease of $20 or 1.1 percent. The decrease is primarily due to lost accounts, including lower sales to one NAI banner that completed the transition to self-distribution and the loss of one of its larger customers, and lower military sales, offset in part by increased sales to new accounts and existing customers.

Save-A-Lot net sales for the second quarter of fiscal 2015 were $1,050, compared with $972 last year, an increase of $78 or 8.0 percent. The increase is primarily due to positive network identical store sales of 6.5 percent or $60 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $32 of sales due to new store openings, offset in part by a decrease of $14 due to store dispositions by licensees.

Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 8.2 percent or $32 for the second quarter of fiscal 2015. Save-A-Lot corporate identical store sales performance was primarily the result of a 6.4 percent increase in customer count and a 1.8 percent increase in average basket size.

Retail Food net sales for the second quarter of fiscal 2015 were $1,104, compared with $1,073 last year, an increase of $31 or 2.9 percent. Retail Food net sales includes a $23 increase in sales due to newly acquired stores, positive identical store sales of 0.4 percent or $4 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and higher fuel sales, offset in part by a store closed in connection with its lease expiration. Retail Food positive identical store sales performance was primarily a result of a 1.4 percent customer count increase, offset in part by a 1.0 percent decrease in average basket size.

Net sales for the second quarter of fiscal 2015 include fees earned under the TSA of $44, compared with $62 last year, a decrease of $18. The net sales decrease reflects a one-year transition fee earned under the TSA in fiscal 2014 of $60, of which $18 was recognized in the second quarter of fiscal 2014.

Gross Profit

Gross profit for the second quarter of fiscal 2015 was $572, compared with $576 last year, a decrease of $4 or 0.7 percent. Gross profit as a percent of Net sales was 14.2 percent for the second quarter of fiscal 2015, compared with 14.6 percent last year. The decrease in gross profit is primarily due to a $18 decrease in TSA fees due to last year’s one-year transition fee, $3 of higher advertising costs and $3 of a higher LIFO charge, offset in part by $18 of higher gross profit from increased sales.

Independent Business gross profit was $86 or 4.7 percent of Independent Business net sales, compared with $92 or 5.0 percent last year. The 30 basis point decrease in Independent Business gross profit rate is primarily due to stronger private brands’ pricing support, lower vendor funding and a higher LIFO charge.

Save-A-Lot gross profit was $147 or 14.1 percent of Save-A-Lot net sales, compared with $145 or 14.9 percent last year. The 80 basis point decrease in Save-A-Lot gross profit rate is primarily due to $6 of incremental investments to lower prices to customers and higher shrink, and $4 of higher advertising costs.

Retail Food gross profit was $295 or 26.7 percent of Retail Food net sales, compared with $277 or 25.9 percent last year. The 80 basis point increase in Retail Food gross profit rate is primarily due to $10 of lower shrink and investments to lower prices to customers, offset in part by $2 of a higher LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of fiscal 2015 were $478 compared with $464 last year, a net increase of $14 or 3.0 percent. Selling and administrative expenses for the second quarter of fiscal 2015 include $1 of information technology intrusion costs, net of insurance recoverable. Selling and administrative expenses for the second quarter of fiscal 2014 included a net gain of $9, comprised of a gain on sale of property of $14, offset by a legal settlement charge of $5. When adjusted for these items, the remaining $4 increase in Selling and administrative expenses is primarily due to $16 of higher expenses from increased sales volume and $10 of higher employee-related costs, excluding net periodic pension expense, offset in part by $11 of lower net periodic pension expense, $5 of lower depreciation and amortization and $4 of lower contracted services.

Selling and administrative expenses for second quarter of fiscal 2015 were 11.9 percent of Net sales, compared with 11.8 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales for the second quarter of fiscal 2014 included 20 basis points from the $9 net gain described above. After adjusting for the above items, the remaining 10 basis point net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to reduced net periodic pension expense, depreciation and amortization and contracted services, offset in part by higher employee-related costs.

Operating Earnings

Operating earnings for the second quarter of fiscal 2015 were $94, compared with $112 last year, a decrease of $18 or 16.1 percent. Operating earnings for the second quarter of fiscal 2015 include $1 of information technology intrusion costs, net of insurance recoverable. Operating earnings for the second quarter of fiscal 2014 included a net gain of $9, comprised of a gain on sale of property of $14, offset by a legal settlement charge of $5. When adjusted for these items, the remaining $8 decrease in Operating earnings is primarily due to $18 of lower TSA fees primarily due to the one-year transitional fees recognized last year, $10 of higher employee-related costs, excluding net periodic pension expense, and $3 of a higher LIFO charge, offset in part by $11 of lower net periodic pension expense, $6 of lower depreciation and amortization, $4 of lower contracted services and $3 of higher operating earnings from increased sales volume.

Independent Business operating earnings for the second quarter of fiscal 2015 were $54, or 2.9 percent of Independent Business net sales, compared with $73, or 3.9 percent last year. Independent Business operating earnings for the second quarter of fiscal 2014 included a gain on sale of property of $14. When adjusted for this item, the remaining $5 decrease in Independent Business operating earnings is primarily due to higher employee-related costs, lower margins from stronger private brands pricing support, lower vendor funding and a higher LIFO charge, offset in part by fees received from early supply agreement termination and lower other administrative expense.

Save-A-Lot operating earnings for the second quarter of fiscal 2015 were $26, or 2.5 percent of Save-A-Lot net sales, compared with $32, or 3.3 percent last year. Save-A-Lot operating earnings for the second quarter of fiscal 2014 included $5 of legal settlement charges. When adjusted for this item, the remaining $11 decrease in Save-A-Lot’s operating earnings is primarily due to $6 of incremental investments to lower prices to customers and higher shrink, $4 of higher advertising costs and $4 of higher employee-related costs, offset in part by $3 of higher operating earnings from increased sales volume.

Retail Food operating earnings for the second quarter of fiscal 2015 were $20, or 1.8 percent of Retail Food net sales, compared with $7 or 0.8 percent last year. The $13 increase in Retail Food’s operating earnings is primarily due to $10 of lower shrink and incremental investments to lower prices to customers, $4 of lower depreciation expense and $2 of lower contracted services, offset in part by a higher LIFO charge.

Corporate operating loss for the second quarter of fiscal 2015 was $6, compared with $0 last year. Corporate operating loss for the second quarter of fiscal 2015 includes $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for this item, the remaining $5 decrease is primarily due to lower TSA fees from the one-year transitional TSA fee, offset in part by lower net periodic pension expense.

Interest Expense, Net

Interest expense, net was $46 for the second quarter of fiscal 2015, compared with $51 last year. The decrease reflects lower average interest rates on lower outstanding debt balances.

Income Tax Provision

Income tax expense on continuing operations for the second quarter of fiscal 2015 was $18, or 36.9 percent of Earnings from continuing operations before income taxes, compared with $22, or 35.1 percent of Earnings from continuing operations before income taxes, last year. The increase in the effective tax rate is primarily due to state statutory tax increases.

Net Earnings from Continuing Operations

Net earnings from continuing operations for the second quarter of fiscal 2015 were $31, compared with $40 last year. Net earnings from continuing operations for the second quarter of fiscal 2015 includes $1 of after-tax information technology intrusion costs, net of insurance recoverable. Net earnings from continuing operations for the second quarter of fiscal 2014 included a net gain of $6 after-tax related to a gain on sale of property and a legal settlement charge. When adjusted for these items, the remaining $2 after-tax decrease is due to $11 of lower TSA fees from the one-year transition fee, $5 of higher employee related costs, excluding net periodic pension expense, and $4 of a higher LIFO charge and higher advertising expenses, offset in part by $7 of lower net periodic pension expense, $4 of lower depreciation expense, $3 of lower interest expense and $4 of higher earnings from increased sales and lower contracted services expense.

YEAR-TO-DATE RESULTS OF OPERATIONS

The following discussion summarizes operating results for fiscal 2015 year-to-date compared to fiscal 2014 year-to-date:

	Year-To-Date Ended
	September 6, 2014 (28 weeks)	% of Net Sales	September 7, 2013 (28 weeks)	% of Net Sales
Net sales	$9,252	100.0%	$9,188	100.0%
Cost of sales	7,928	85.7	7,817	85.1

Gross profit	1,324	14.3	1,371	14.9
Selling and administrative expenses	1,095	11.8	1,175	12.8

Operating earnings	229	2.5	196	2.1
Interest expense, net	110	1.2	300	3.3
Equity in earnings of unconsolidated affiliates	(2)	—	(2)	—

Earnings (loss) from continuing operations before income taxes	121	1.3	(102)	(1.1)
Income tax provision (benefit)	42	0.5	(40)	(0.4)

Net earnings (loss) from continuing operations	79	0.9	(62)	(0.7)
(Loss) income from discontinued operations, net of tax	(1)	—	191	2.1

Net earnings including noncontrolling interests	78	0.8	129	1.4
Net earnings attributable to noncontrolling interests	4	—	4	—

Net earnings attributable to SUPERVALU INC.	$74	0.8%	$125	1.4%

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.29		$(0.26)
Discontinued operations	$(0.01)		$0.76
Basic net earnings per share	$0.28		$0.50
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.29		$(0.26)
Discontinued operations	$(0.01)		$0.75
Diluted net earnings per share	$0.28		$0.49

Net Sales

Net sales for fiscal 2015 year-to-date were $9,252, compared with $9,188 last year, an increase of $64 or 0.7 percent. Independent Business net sales were 45.6 percent of Net sales, Save-A-Lot net sales were 25.9 percent of Net sales, Retail Food net sales were 27.4 percent of Net sales and Corporate TSA fees were 1.1 percent of Net sales for fiscal 2015 year-to-date, compared with 46.8 percent, 24.4 percent, 27.2 percent and 1.6 percent, respectively, for last year.

Independent Business net sales for fiscal 2015 year-to-date were $4,220, compared with $4,303 last year, a decrease of $83 or 1.9 percent. The decrease is primarily due to lost accounts, including lower sales to one NAI banner that completed the transition to self-distribution part way through the year and the loss of one of its larger customers, and lower military sales, offset in part by increased sales to new accounts and existing customers.

Save-A-Lot net sales for fiscal 2015 year-to-date were $2,398, compared with $2,238 last year, an increase of $160 or 7.1 percent. The increase is primarily due to positive network identical store sales of 6.0 percent or $128 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $65 of sales due to new store openings, offset in part by a decrease of $33 due to store dispositions by licensees.

Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 7.7 percent or $68 for fiscal 2015 year-to-date. Save-A-Lot corporate identical store sales performance was primarily a result of a 6.2 percent increase in customer count and a 1.5 percent increase in average basket size.

Retail Food net sales for fiscal 2015 year-to-date were $2,532, compared with $2,501 last year, an increase of $31 or 1.2 percent. Retail Food net sales includes a $23 increase in sales due to newly acquired stores, positive identical store sales of 0.5 percent or $12 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and higher fuel sales, offset in part by a store closed in connection with its lease expiration. Retail Food positive identical store sales performance was primarily a result of a 2.0 percent customer count increase, offset in part by a 1.5 percent decrease in average basket size.

Net sales for fiscal 2015 year-to-date include fees earned under the TSA of $102, compared with $146 last year, a decrease of $44. The net sales decrease reflects a one-year transition fee earned under the TSA in fiscal 2014 of $60, of which $54 was recognized during fiscal 2014 year-to-date, offset in part by higher fees earned during the first quarter of fiscal 2015 due to the timing of the sale of NAI, which closed on March 21, 2013, the commencement date of the TSA.

Gross Profit

Gross profit for fiscal 2015 year-to-date was $1,324, compared with $1,371 last year, a decrease of $47 or 3.4 percent. Gross profit as a percent of Net sales was 14.3 percent for fiscal 2015 year-to-date, compared with 14.9 percent last year. Gross profit declined due to a $44 net decrease in TSA fees predominantly related to the one-year transition fee recognized last year. The remaining decrease of $3 is primarily due to $24 of incremental investments to lower prices to customers, higher shrink, stronger private brands’ pricing support and lower vendor funding, $7 of higher advertising costs and $5 of a higher LIFO charge, offset in part by $29 of higher gross profit from increased sales volume and $7 of lower employee-related costs.

Independent Business gross profit was $199 or 4.7 percent of Independent Business net sales, compared with $210 or 4.9 percent last year. The 20 basis point decrease in Independent Business gross profit rate is primarily due to stronger private brands’ pricing support, lower vendor funding and higher occupancy costs.

Save-A-Lot gross profit was $345 or 14.4 percent of Save-A-Lot net sales, compared with $350 or 15.6 percent last year. The 120 basis point decrease in Save-A-Lot gross profit rate is primarily due to $22 of incremental investments to lower prices to customers and higher shrink and $9 of higher advertising costs.

Retail Food gross profit was $678 or 26.8 percent of Retail Food net sales, compared with $665 or 26.6 percent last year. The 20 basis point increase in Retail Food gross profit rate is primarily due to $6 of lower employee-related costs and $2 of lower shrink and incremental investments to lower prices to customers, offset in part by additional private brands expense and $4 of a higher LIFO charge.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2015 year-to-date were $1,095 compared with $1,175 last year, a net decrease of $80 or 6.8 percent. Selling and administrative expenses for fiscal 2015 year-to-date include $1 of severance costs and $1 of information technology intrusion costs, net of insurance recoverable. Selling and administrative expenses for fiscal 2014 year-to-date included net charges and cost of $49, comprised of severance costs and accelerated stock-based compensation charges of $39, asset impairment and other charges of $14, contract breakage and other costs of $5 and a legal settlement charge of $5, offset in part by a gain on sale of property of $14. When adjusted for these items, the remaining $33 reduction in Selling and administrative expenses is primarily due to $25 of lower net periodic pension expense, $15 of reduced depreciation and amortization, $9 of lower employee-related costs and $8 of lower contracted services expense, offset in part by $25 of higher expenses from increased sales volume.

Selling and administrative expenses for fiscal 2015 year-to-date were 11.8 percent of Net sales, compared with 12.8 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales for fiscal 2014 year-to-date included 50 basis points from the net charges and costs of $49 described above. After adjusting for the above items, the remaining 50 basis point net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to lower net periodic pension expense, reduced depreciation and amortization, and lower employee-related costs and contracted services expense.

Operating Earnings

Operating earnings for fiscal 2015 year-to-date were $229, compared with $196 last year, an increase of $33 or 16.8 percent. Operating earnings for fiscal 2015 year-to-date include $1 of severance costs and $1 of information technology intrusion costs, net of insurance recoverable. Operating earnings for fiscal 2014 year-to-date included net charges and cost of $49, comprised of severance costs and accelerated stock-based compensation charges of $39, asset impairment and other charges of $14, contract breakage and other costs of $5 and a legal settlement charge of $5, offset in part by a gain on sale of property of $14. When adjusted for these items, the remaining $14 decrease in Operating earnings is primarily due to $44 of lower TSA fees primarily due to the one-year transitional fee recognized last year, $24 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing support and lower vendor funding, $7 of higher advertising costs, $6 of other administrative expenses and a higher LIFO charge of $5, offset in part by $25 of lower net periodic pension expense, $17 of reduced depreciation and amortization, $16 of lower employee-related costs, $9 of lower contracted services expense and $5 of higher earnings from increased sales volume.

Independent Business operating earnings for fiscal 2015 year-to-date were $120, or 2.8 percent of Independent Business net sales, compared with $128, or 3.0 percent last year. Independent Business operating earnings for fiscal 2015 year-to-date include $1 of severance costs. Independent Business operating earnings for fiscal 2014 year-to-date included charges and costs, comprised of severance costs and accelerated stock-based compensation costs of $13 and contract breakage costs of $1, offset by a gain on sale of property of $14. When adjusted for these items, the remaining $7 decrease in Independent Business operating earnings is primarily due to lower margins from stronger private brands pricing support, lower vendor funding and lower sales volume, offset in part by lower depreciation expense and fees received from early supply agreement termination.

Save-A-Lot operating earnings for fiscal 2015 year-to-date were $72, or 3.0 percent of Save-A-Lot net sales, compared with $84, or 3.7 percent last year. Save-A-Lot operating earnings for fiscal 2014 year-to-date included charges and costs of $10, comprised of a legal settlement charge of $5, asset impairment and other charges of $3 and severance costs of $2. When adjusted for these items, the remaining $22 decrease in Save-A-Lot’s operating earnings is primarily due to $22 of incremental investments to lower prices to customers and higher shrink and $9 of higher advertising costs, offset in part by $9 of higher earnings from increased sales volume and lower employee-related costs.

Retail Food operating earnings for fiscal 2015 year-to-date were $50, or 2.0 percent of Retail Food net sales, compared with $14 or 0.6 percent last year. Retail Food operating earnings for fiscal 2014 year-to-date included charges of $18, comprised of asset impairment and other charges of $9, severance costs and accelerated stock-based compensation charges of $7 and contract breakage and other costs of $2. When adjusted for these items, the remaining $18 increase in Retail Food’s operating earnings is primarily due to $11 of lower depreciation expense and $11 of lower employee-related and contracted services costs, offset in part by $4 of a higher LIFO charge.

Corporate operating loss for fiscal 2015 year-to-date was $13, compared with $30 last year. Corporate expenses for fiscal 2015 year-to-date include $1 of information technology intrusion costs, net of insurance recoverable. Corporate expenses for fiscal 2014 year-to-date included charges of $21, comprised of severance costs and accelerated stock-based compensation charges of $17, contract breakage and other costs of $2 and asset impairment and other charges of $2. When adjusted for these items, the remaining $3 net increase in Corporate operating loss was primarily due to lower TSA fees primarily due to the one-year transitional fee recognized last year, which more than offset $25 of lower net periodic pension expense, $12 of lower employee-related costs and $5 of lower contracted services expense.

Interest Expense, Net

Interest expense, net for fiscal 2015 year-to-date was $110, compared with $300 last year. Interest expense, net for fiscal 2015 year-to-date includes $2 of unamortized financing cost charges related to the Company’s first amendment to the Revolving ABL Credit Facility discussed under “Liquidity and Capital Resources” below. Interest expense, net for the fiscal 2014 year-to-date included $98 of unamortized financing cost charges and original issue discount acceleration and $71 of debt refinancing costs related to refinancing activities in conjunction with the sale of NAI and subsequent refinancing activities. When adjusted for these items, the remaining $23 decrease in Interest expense, net is primarily due to lower average interest rates on lower outstanding debt balances.

Income Tax Provision (Benefit)

Income tax expense on continuing operations for fiscal 2015 year-to-date was $42, or 34.6 percent of Earnings from continuing operations before income taxes, compared with an income tax benefit of $40, or 38.9 percent of Loss from continuing operations before income taxes, last year. The decrease in the effective tax rate reflects $2 of discrete tax benefits.

Net Earnings (Loss) from Continuing Operations

Net earnings from continuing operations for fiscal 2015 year-to-date were $79, compared with a Net loss from continuing operations of $62 last year. Net earnings from continuing operations for fiscal 2015 year-to-date include $3 of after-tax charges and costs related to unamortized financing cost charges, severance costs and information technology intrusion costs. Net loss from continuing operations for fiscal 2014 year-to-date included net charges and costs of $133 after-tax primarily related to debt refinancing activity, severance costs and acceleration of stock-based compensation charges, asset impairment, contract breakage costs and a legal settlement charge, offset in part by a gain on sale of property. When adjusted for these items, the remaining $9 after-tax increase is primarily due to $15 of lower net periodic pension expense, $14 of lower interest expense, $11 of lower depreciation and amortization, $10 of lower employee-related costs, $6 of lower contracted services, $3 of higher earnings from increased sales volume and $2 of discrete tax benefits, offset in part by $27 of lower TSA fees primarily due to the one-year transitional fees recognized last year, $14 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing and lower vendor funding, and $14 of higher other administrative costs, advertising costs and LIFO charge.

(Loss) Income from Discontinued Operations, Net of Tax

On January 10, 2013, the Company entered into a stock purchase agreement to sell NAI, which included components of Retail Food and functions of Corporate. The Company completed the sale of NAI on March 21, 2013. The financial results for those operations are presented as discontinued operations for all periods presented.

Loss from discontinued operations, net of tax, was $1 for fiscal 2015 year-to-date, compared with income from discontinued operations, net of tax of $191 last year. Discontinued operations results for fiscal 2014 year-to-date reflect the completion of the sale of NAI on March 21, 2013, discrete tax benefits of $117 and a reduction to the loss on sale of NAI of $90, offset in part by severance and other costs of $13.

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

The Company defines Adjusted EBITDA as Net earnings (loss) from continuing operations, plus Interest expense, net and Income tax provision (benefit), less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charge (credit), certain non-recurring or unusual employee-related costs and pension related items (including severance costs, accelerated stock-based compensation charges, multiemployer pension withdrawal charges and other items), charges and costs related to debt financing activities, non-cash asset impairment and other charges and gains (including store closures, market exits and certain gains on the sale of property), goodwill and intangible asset impairment charges, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or unusual items. Concurrent with the revised presentation of earnings attributable to noncontrolling interests as described in Note 1—Summary of Significant Accounting Policies within Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company also revised its definition of Adjusted EBITDA to include net earnings attributable to noncontrolling interests such that the previously reported Adjusted EBITDA measures remained unchanged after corrections were made to certain Condensed Consolidated Financial Statement line items.

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

The following summarizes the calculation of Adjusted EBITDA for the second quarters of fiscal 2015 and 2014 and year-to-date periods ended September 6, 2014 and September 7, 2013:

	Second Quarter Ended		Year-To-Date Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Net earnings (loss) from continuing operations	$31	$40	$79	$(62)
Less Net earnings attributable to noncontrolling interests	(2)	(1)	(4)	(4)
Income tax provision (benefit)	18	22	42	(40)
Interest expense, net	46	51	110	300
Depreciation and amortization	65	70	154	168
LIFO charge (credit)	2	(1)	4	(1)
Unusual employee-related costs and pension related items	—	—	1	39
Asset impairment and other charges, net of gains	—	(14)	—	—
Legal settlement charges	—	5	—	5
Contract breakage costs and certain other charges	—	—	—	5
Information technology intrusion costs, net of insurance recoverable	1	—	1	—

Adjusted EBITDA	$161	$172	$387	$410

Comparison of Second Quarter Fiscal 2015 Adjusted EBITDA to Second Quarter Fiscal 2014 Adjusted EBITDA

Adjusted EBITDA for the second quarter of fiscal 2015 was $161 compared with $172 last year, a decrease of $11. The decrease in Adjusted EBITDA is primarily attributable to $18 of lower TSA fees primarily due to the one-year transitional fees recognized last year, $10 of higher employee-related costs, excluding net periodic pension expense, and $3 of higher advertising expenses, offset in part by $11 of lower net periodic pension expense, $5 of higher earnings from increased sales volume and $4 of lower contracted services.

Comparison of Fiscal 2015 Year-To-Date Adjusted EBITDA to Fiscal 2014 Year-To-Date Adjusted EBITDA

Adjusted EBITDA for the year-to-date ended September 6, 2014 was $387 compared with $410 last year, a decrease of $23. The decrease in Adjusted EBITDA is primarily attributable to $44 of lower TSA fees primarily due to the one-year transitional fee recognized last year, $24 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing support and lower vendor funding, $7 of higher advertising costs and $6 of other administrative expenses, offset in part by $25 of lower net periodic pension expense, $16 of lower employee-related costs, $9 of lower contracted services expense and $8 of higher earnings from increased sales volume.

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

As of September 6, 2014 and February 22, 2014, the Company had access to funds totaling $887 and $786, respectively, from the unused available credit under the Revolving ABL Credit Facility (as defined below). Working capital was $298 and $254 excluding the LIFO reserve as of September 6, 2014 and February 22, 2014, respectively. The Company has approximately $5 and $15 in aggregate debt maturities due in the remainder of fiscal 2015 and fiscal 2016, respectively. Aggregate debt maturities for fiscal 2016 are exclusive of any Excess Cash Flow prepayment requirements under the provisions of the Secured Term Loan Facility (as defined below), as that prepayment amount, if any, is not reasonably estimable as of September 6, 2014. Payments to reduce capital lease obligations are expected to total approximately $27 in both fiscal 2015 and 2016.

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

Cash Flow Information

Operating Activities

Net cash provided by (used in) operating activities from continuing operations was $158 and $(113) for fiscal 2015 and 2014 year-to-date, respectively. The increase in net cash provided by operating activities from continuing operations compared to last year is primarily attributable to a decrease in cash utilized in operating assets and liabilities, including income taxes, accrued liabilities and interest payable, offset in part by an increase in cash used in inventories.

Net cash provided by (used in) operating activities from discontinued operations was $2 and $(111) for fiscal 2015 and 2014 year-to-date, respectively. Net cash used in fiscal 2014 reflects the completion of the sale of NAI and cash payments made for accrued liabilities and accounts payable related to the sale of NAI during the first quarter of fiscal 2014.

Investing Activities

Net cash (used in) investing activities from continuing operations was $(121) and $(29) for fiscal 2015 and 2014 year-to-date, respectively. The increase in cash used in investing activities in fiscal 2015 year-to-date compared to last year is primarily attributable to additional cash used for capital expenditures for Retail Food store remodels and business acquisitions.

Net cash provided by investing activities from discontinued operations was $112 for fiscal 2014 year-to-date, reflecting proceeds received from the sale of NAI and NAI note receivable collections, offset in part by purchases of discontinued operations’ property, plant and equipment.

Financing Activities

Net cash (used in) provided by financing activities from continuing operations was $(34) and $109 for fiscal 2015 and 2014 year-to-date, respectively. The increase in cash used in financing activities in fiscal 2015 year-to-date compared to last year is primarily attributable to $170 of proceeds received from the sale of the Company’s common stock to Symphony Investors LLC (an affiliate of an investor consortium led by Cerberus Capital Management, L.P.) in connection with the sale of NAI in the first quarter of fiscal 2014 and $119 of higher net debt and capital lease payments, offset in part by $143 of lower debt financing costs primarily due to the costs paid last year associated with the sale of NAI, the amendment of the Secured Term Loan Facility and the refinancing of $372 of the Senior Notes due May 2016.

Net cash (used in) the financing activities of discontinued operations was $(36) for fiscal 2014 year-to-date, reflecting payments on capital lease and long-term debt obligations prior to the sale of NAI.

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

Senior Secured Credit Agreements

As of September 6, 2014 and February 22, 2014, the Company had outstanding borrowings of $1,472 and $1,474, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 3.50 percent and includes a floor on LIBOR set at 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of September 6, 2014 and February 22, 2014, there was $753 and $787, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the discount, $4 and $0 of the Secured Term Loan Facility was classified as current as of September 6, 2014 and February 22, 204, respectively.

The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Beginning with the fiscal year ended February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2015 is not reasonably estimable as of September 6, 2014.

On April 17, 2014, the Company entered into an amendment (the “First ABL Amendment”) to its Revolving ABL Credit Facility that reduced the interest rates to LIBOR plus 1.50 percent to LIBOR plus 2.00 percent or prime plus 0.50 percent to 1.00 percent, depending on utilization. The First ABL Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the Company’s 8.00 percent Senior Notes due May 2016 remained outstanding as of that date. The springing maturity provision was replaced with a springing reserve provision that calls for a reserve to be placed against availability under the facility in the amount of any outstanding Material Indebtedness (as defined in the facility) that is due within 30 days of the date the reserve is established. The First ABL Amendment also amended the facility to provide that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500 instead of $250 as was in effect prior to the First ABL Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions. In addition, the First ABL Amendment extended the maturity date of the facility to February 21, 2019 and contains modified covenants to give the Company additional strategic and operational flexibility.

As of September 6, 2014 and February 22, 2014, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of September 6, 2014, letters of credit outstanding under the Revolving ABL Credit Facility were $85 at fees of 1.625 percent, and the unused available credit under this facility was $887 with facility fees of 0.375 percent. As of February 22, 2014, letters of credit outstanding under the Company’s previous revolving credit facility due March 2018 were $101 at fees of 2.125 percent, and the unused available credit under this facility was $786 with facility fees of 0.375 percent. As of September 6, 2014 and February 22, 2014, the Revolving ABL Credit Facility and the Company’s previous revolving credit facility due March 2018 was secured on a first priority basis by $1,188 and $1,066, respectively, of certain inventory assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the year-to-date period ended September 6, 2014, the Company borrowed and repaid $1,361 under its Revolving ABL Credit Facility and its previous revolving credit facility due March 2018. During the year-to-date period ended September 7, 2013, the Company borrowed $2,108 and repaid $2,148 under its previous revolving credit facilities. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.

Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of September 6, 2014, the aggregate cap on Restricted Payments was approximately $311. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.

On September 30, 2014, the Company entered into a second amendment (the “Second ABL Amendment”) to its Revolving ABL Credit Facility that extended the maturity date of the facility to September 30, 2019 from its prior maturity date of February 21, 2019. The Second ABL Amendment also added a springing maturity provision that would accelerate the maturity of the facility to 90 days prior to the scheduled maturity date of the Secured Term Loan Facility if there are any obligations outstanding under the Secured Term Loan Facility as of that date. By extending the maturity date of the Revolving ABL Credit Facility to a date at least six months later than the maturity date of the Secured Term Loan Facility, the Company now has greater flexibility to prepay the 8.00 percent Senior Notes due May 2016 with proceeds of the Revolving ABL Credit Facility.

Debentures

The remaining $628 of 8.00 percent Senior Notes due 2016 and the $400 of 6.75 percent Senior Notes due June 2021 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

Capital Expenditures

Capital expenditures for fiscal 2015 year-to-date were $85, excluding cash paid for business acquisitions, and primarily consisted of investments in Retail Food store remodels, logistics and information technology. In addition, during fiscal 2015 year-to-date the Company paid $47 for the purchase of Rainbow and licensed Save-A-Lot stores. Capital expenditures and cash paid for business acquisitions for fiscal 2015 are projected to be approximately $270 to $280, including capital lease additions.

Pension and Other Postretirement Benefit Obligations

Cash contributions to defined benefit pension and other postretirement benefit plans were $68 and $95 in fiscal 2015 and 2014 year-to-date, respectively, in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) minimum requirements. Cash contributions decreased in fiscal 2015 year-to-date compared to fiscal 2014 year-to-date due to $50 of contributions made in the first quarter of fiscal 2014 prior to the sale of NAI. In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Highway and Transportation Funding Act includes a provision for interest rate stabilization for defined benefit employee pension plans. As a result of this stabilization provision, the Company expects its required pension contributions to the SUPERVALU INC. Retirement Plan to decrease significantly for the next several years. The Company anticipates fiscal 2015 contributions to pension and other postretirement benefit plans, including excess contributions under the amended term sheet with AB Acquisition LLC (“AB Acquisition”) and the Pension Benefit Guaranty Corporation (the “PBGC”) as described in below, will be approximately $120 to $125.

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

The Company and AB Acquisition entered into a binding term sheet with the PBGC relating to issues regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. The agreement required that the Company not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the sale of NAI is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). The Company had also agreed to make $100 in aggregate contributions to the

SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the end of fiscal years 2015 – 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition had agreed to provide a guarantee to the PBGC for such excess payments. On September 11, 2014, the Company, AB Acquisition and the PBGC amended the term sheet. Pursuant to that amendment, the Company made excess contributions of $47 to the SUPERVALU Retirement Plan and the PBGC Protection Period ended on September 15, 2014. Including these excess contributions and the impact of the Highway and Transportation Funding Act of 2014 on pension funding requirements described above in Note 9—Benefit Plans of the Condensed Consolidated Financial Statements, the Company anticipates fiscal 2015 total contributions to pension and other postretirement benefit plans to be approximately $120 to $125. The Company is no longer restricted by the term sheet from paying dividends to its stockholders and has fully satisfied its obligations to make excess contributions to the SUPERVALU Retirement Plan. While the Company is no longer restricted from paying dividends to its stockholders under the term sheet, the Company has no current intent to resume paying dividends. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors the Company’s Board of Directors may deem relevant. In addition, as described above in Senior Secured Credit Agreements, the Company is limited in the aggregate amount of dividends that the Company may pay during the term of its Secured Term Loan Facility and would need to meet certain conditions in the Secured Term Loan Facility and the Revolving ABL Credit Facility.

In the second quarter of fiscal 2015, the Company announced its plans to offer a lump sum payment option to certain former employees who are deferred vested participants in the SUPERVALU INC. Retirement Plan (the “Plan”) and who have not yet begun receiving monthly pension benefit payments. The Company expects to incur a non-cash settlement charge in the range of approximately $50 to $65 from the acceleration of a portion of the accumulated unrecognized actuarial loss in the third quarter of 2015.

The estimated settlement charge is based on the lump sum election rate of eligible participants and the Plan’s estimated funded status at September 30, 2014 using current discount rates, market values of Plan assets, and the anticipated adoption of the RP-2014 Generational Mortality Table (using scale MP-2014). The actual settlement charge could differ from the estimated range due to changes in discount rates, return on Plan assets and the final adoption of the RP-2014 Generational Mortality Table. The voluntary lump sum payments are expected to be completed in the Company’s third quarter of fiscal 2015.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 6, 2014. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 16 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.

The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of September 6, 2014, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $75 ($59 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, the TSA, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of June 30, 2014, the total undiscounted amount of all such guarantees was $300 ($269 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit to numerous states and certain NAI retail banner real estate assets. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 6, 2014, the Company had approximately $327 of non-cancelable future purchase obligations.

Legal Proceedings

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements of this Quarterly Report on Form 10-Q, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT

Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Company’s businesses and their respective markets, such as projections of future performance, guidance, statements of the Company’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU INC. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014 under the heading “Risk Factors,” the factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Competition

•	The Company’s ability to attract and retain customers, and the success of the Company’s independent retailers
•	Increased competition resulting from consolidation in the grocery industry, and the Company’s ability to effectively respond
•	Competition from other food or drug retail chains, supercenters, hard discount, non-traditional competitors and alternative formats in the Company’s markets
•	Customer reaction to the increased presence of competitors, including non-traditional competitors, in the Company’s markets
•	Competition for employees, store sites and products
•	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition, increased competition faced by customers and increased customer self-distribution
•	Changes in economic conditions or consumer preferences that affect consumer spending or buying habits
•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

Execution of Initiatives

•	The Company’s ability to identify and effectively execute on performance improvement and customer service initiatives
•	The Company’s ability to offer competitive products and services at low prices and maintain high levels of productivity and efficiency
•	The ability to grow by attracting new customers and successfully opening new locations
•	The ability to successfully execute on initiatives involving acquisitions or dispositions
•	The Company’s ability to respond appropriately to competitors’ initiatives

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness, including the restrictive operating covenants in the underlying credit facilities, on its business and financial flexibility
•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations
•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets
•	The availability of favorable credit and trade terms

Economic Conditions

•	Sustained or worsening economic conditions, and the low level of consumer confidence and high unemployment rates that affect consumer spending or buying habits
•	Increases in unemployment, insurance and healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business
•	Increases in interest rates, labor costs and tax rates, and other changes in applicable law
•	Food and drug inflation or deflation

Labor Relations

•	The Company’s ability to renegotiate labor agreements with its unions
•	Resolution of issues associated with rising pension, healthcare and employee benefit costs
•	Potential for work disruption from labor disputes

Increased Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs
•	Potential increases in health plan costs resulting from health care reform
•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations
•	Required funding of multiemployer pension plans and any withdrawal liability
•	The effect of the financial condition of the Company’s pension plans on the Company’s debt ratings

Relationships with Albertson’s LLC and New Albertson’s, Inc.

•	Disruptions in current plans, operations and business relationships
•	Ability to effectively manage the Company’s cost structure to realize benefits from the Transition Services Agreement with each of Albertson’s LLC and NAI
•	Non-renewal or reduction in the scope, level of services, or revenue under the Transition Services Agreements, including as a result of the announced acquisition of Safeway Inc. by AB Acquisition LLC, the parent company to each of Albertson’s LLC and NAI
•	Ability to eliminate costs and overhead, including costs not directly tied to providing services under the Transition Services Agreements, in the event of any non-renewal or reduction in the scope, level of services or revenues provided under the Transition Services Agreements
•	Ability to continue to perform services at the applicable service level under the Transition Services Agreements
•	Ability to attract and retain qualified personnel to perform services under the Transition Services Agreements
•	The effect of the information technology intrusions that also impacted Albertson’s LLC and NAI

Intrusions to and Disruptions of Information Technology Systems

•	Dependence of the Company’s businesses on computer hardware and software systems that are vulnerable to security breach by computer hackers and cyber terrorists
•	The recent intrusions into the Company’s information technology systems and the Company’s current inability to determine the full extent of their impact, if any, on its business and future operating results
•	Risk of misappropriation of sensitive data, including customer and employee data, as a result of the recent information technology intrusions or any future cyber-attack or breach and potential related claims
•	Costs of responding to inquiries, claims or enforcement actions in connection with the recent information technology intrusions or any future attack or breach resulting in fees and penalties, the loss, damage or misappropriation of information, and potential related damage to the Company’s reputation
•	Costs of complying with stricter privacy and information security law

•	Ability of the information technology systems of the Company or its vendors to prevent, contain or detect cyber-attacks or security breaches
•	Difficulties in developing, maintaining or upgrading information technology systems
•	Business disruptions or losses resulting from failure of these systems to perform as anticipated for any reason or data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems
•	Inability to keep pace with changing customer expectations and new developments and technology investments by the Company’s competitors

Governmental Regulation

•	Costs of compliance with existing laws and regulations and changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses
•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations, including those governing ethical, anti-bribery and similar business practices
•	Potential costs of compliance with additional foreign laws and regulations if the Company seeks and attains a larger international footprint

Food and Drug Safety

•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or injury or any adverse publicity relating to these types of concerns, whether or not valid
•	Potential recall costs and product liability claims

Legal Proceedings

•	Unfavorable outcomes and the costs to defend litigation, governmental or administrative proceedings or other disputes, including those related to the recent information technology intrusions experienced by the Company
•	Adverse publicity related to such unfavorable outcomes

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers
•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Disruption to Supply Chain and Distribution Network

•	The Company’s ability to effectively maintain its supply chain and distribution network without interruption
•	Disruptions due to weather, product recalls, crop conditions, regulatory actions, supplier instability, transportation interruptions, labor supply or vendor disputes

Changes in Military Business

•	Competition in the Company’s military business
•	Changes in the commissary system, reductions in government expenditures or funding, or changes in military staffing levels or the locations of bases

Adequacy of Insurance

•	Variability in actuarial projections regarding workers’ compensation and associated medical costs, automobile and general liability
•	Potential increase in the number or severity of claims for which the Company is self-insured
•	Adequacy of cybersecurity insurance maintained by the Company to offset any losses or damages related to the recent information technology intrusions and any future intrusions experienced by the Company

Volatility in Fuel and Energy Costs

•	Availability and cost of energy and fuel to store and transport products
•	Volatility of fuel, energy and natural gas prices
•	Risks associated with possession of compressed natural gas equipment and a fueling station

Asset Impairment Charges

•	Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization that could require impairment to intangible assets, including goodwill, and tangible assets, including property, plant and equipment

Stock Price Volatility

•	Fluctuations in the Company’s stock price related to actual or perceived operating performance, any of the factors listed above or stock market fluctuations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 6, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S which were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center. On August 19, 2014, the 8th Circuit denied the Company’s petition for en banc review by the 8th Circuit on the reversal of the summary judgment decision and specific issues raised thereunder. The case is now remanded to the District Court for further proceedings to be determined by the District Court.

In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay, and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The settlement is subject to the applicable courts’ preliminary and final approval. The court granted preliminary approval of the settlement on March 13, 2014 and final approval on July 30, 2014. Payments to class members are expected to begin in late October or early November 2014. The Company recorded a litigation settlement charge of $5 before tax ($3 after-tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.

In August 2014, two class action complaints were filed against the Company relating to the criminal intrusion into the portion of its computer network that processes payment card transactions for some of its Retail Food stores, including some of its associated stand-alone liquor stores (the “Criminal Intrusion”) announced by the Company on August 14, 2014. Kenneth Hanff, et. al. v. SUPERVALU INC. was filed in the United States District Court for the District of Minnesota alleging breach of contract, deceptive trade practices, negligence and invasion of privacy as a result of the Criminal Intrusion. Steve McPeak, et. al. v. SUPERVALU INC. was filed in the United States District Court for the Southern District of Illinois alleging violations of the Federal Stored Communications Act and Illinois Personal Information Protection Act and negligence as a result of the Criminal Intrusion. Plaintiffs in both actions seek the recovery of an unspecified amount of damages. On September 18, 2014, the Company filed a motion before the Judicial Panel on Multidistrict Litigation seeking an order transferring, coordinating and consolidating the cases to the United States District Court for the District of Idaho. The Company expects both actions will be stayed pending a ruling on the Company’s motion.

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

With respect to the IOS, C&S and Criminal Intrusion matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014. Other than the risks described below, there were no material changes in risk factors for the Company in the period covered by this report.

Changes in the Company’s continuing relationships with NAI and Albertson’s LLC could adversely impact the Company’s results of operations.

In connection with the sale of NAI, the Company entered into the TSA with each of NAI and Albertson’s LLC to support the divested NAI banners and the continuing operations of Albertson’s LLC. The TSA each had an initial term expiring on September 21, 2015, subject to annual renewal by notice given at least 12 months prior to expiration of the then current term. On September 12, 2014, NAI and Albertson’s LLC each notified the Company that it was exercising its right to renew the term of its respective TSA for an additional year. Pursuant to this notice, the TSA will now expire on September 21, 2016 unless renewed again by notice given no later than September 21, 2015. Pursuant to the terms of the TSA, NAI and Albertson’s LLC may cancel services on 10 weeks’ notice at any of its stores or distribution centers for any reason, including closure or removal of stores or distribution centers from the scope of the TSA. The cancellation of TSA services at stores or distribution centers would reduce the variable fee the Company receives under the Transition Services Agreements beginning ten weeks after the Company receives notice of such cancellation. The cancellation of TSA services at stores or distribution centers before September 21, 2015 would also reduce the fixed fee the Company receives under the TSA during the one-year extension period (from September 22, 2015 to September 21, 2016). NAI and Albertson’s LLC have and may continue to notify the Company of stores and distribution centers that are removed from the TSA. Continued reductions in the number of stores or distribution centers covered by the TSA, with or without reductions in the scope of services, could adversely impact the Company’s results of operations.

For several reasons, including the March 2014 announcement of a definitive agreement for the acquisition of Safeway Inc. by AB Acquisition LLC, the parent company to each of NAI and Albertson’s LLC, the Company cannot be certain as to the length or scope of services to be provided by the Company under the TSA. The Company also cannot be certain whether any such transaction would increase the number of stores or distribution centers that NAI and/or Albertson’s LLC would remove from the TSA or make it more likely that only one or both TSA would not be extended beyond September 21, 2016. Additionally, the Company provides information technology services to the Albertson’s LLC and NAI stores under the TSA. Some stores owned and operated by Albertson’s LLC and NAI experienced criminal intrusions in connection with the criminal intrusions experienced by the Company in the second quarter of fiscal 2015. The Company does not believe that any losses incurred by Albertson’s LLC or NAI as a result of the intrusions would be the Company’s responsibility; however, the Company is unable to estimate the impact of such intrusions on the ongoing relationship between the Company and Albertson’s LLC and NAI.

This uncertainty creates challenges for the Company in managing its corporate resources and increases the risk that the Company will be required to provide the same scope of services under the TSA but for less revenue based on a lower store and distribution center count and/or termination of one TSA. The impact of the TSA on the Company’s results of operations depends on the revenue being received by the Company and the Company’s ability to manage its cost structure. Any decrease in the revenue received by the Company under the TSA could adversely impact the Company’s results of operations, including if the Company is not able to manage its cost structure and overhead to appropriately correspond to the loss in revenue.

The Company’s ability to continue to perform services under the TSA at the applicable service level will depend partly on its ability to attract and retain qualified personnel. Retaining such personnel may be more difficult in connection with an actual or perceived wind down of the TSA. A shortage of qualified employees who devote time to services under the TSA could increase the Company’s costs and decrease the Company’s ability to effectively serve its customers under the TSA. While the Company has limited its indemnification obligations for these services, the Company could face claims for disruptions or other impacts to the businesses of NAI and Albertson’s LLC.

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

The Company experienced information technology intrusions in the second quarter of fiscal 2015 and is not yet able to determine the full extent of their impact on its business and future operating results.

In the second quarter of fiscal 2015, the Company experienced separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail food stores, including some of the associated stand-alone liquor stores. These intrusions may have resulted in the theft of account numbers, and in some cases also the expiration date, other numerical information and/or the cardholder’s name, from payment cards used at some point of sale systems at some of the Company’s owned and franchised stores.

While the costs that the Company has incurred to date in connection with the intrusions primarily include professional advisory and legal costs relating to its continuing investigation of the intrusions, the Company expects to incur additional costs and expenses related to the intrusions in the future. The Company’s investigation of the intrusions is ongoing, and it is possible that it will determine that information was in fact stolen from the Company during one or both of these intrusions or that time frames, locations, at-risk data, and/or other facts in addition to those currently known will be identified in the future, any of which could materially affect the Company’s losses and cause reputational damage to the Company. The Company may be adversely affected by claims from customers, financial institutions, payment card brands, stockholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities. Additionally, while the Company thus far has not experienced weaker than anticipated sales subsequent to the intrusions, the Company is not able to determine the extent of any negative, long-term impact of the incidents on the Company’s ability to attract and retain customers or on our customer’s level of confidence that may affect their shopping patterns.

The Company has also expended significant time and resources on enhanced protective technology. The Company continues to take actions to implement further security enhancements and the Company is committed to continuing to improve its information security safeguards to protect its stores against intrusions. The time and resources devoted to enhancing the Company’s information security can be disruptive to the day-to-day operations of the Company’s businesses, which could adversely affect the Company’s results of operations.

Some stores owned and operated by Albertson’s LLC and NAI experienced related criminal intrusions. The Company provides information technology services to these Albertson’s LLC and NAI stores pursuant to the TSA, and the Company has been working together with Albertson’s LLC and NAI to respond to the intrusion into their stores. While the Company believes that any losses incurred by Albertson’s LLC or NAI as a result of the intrusion affecting their stores would not be the Company’s responsibility, the Company could face claims by Albertson’s LLC and NAI related to the intrusions, or other third parties seeking to hold the Company responsible for the intrusions into the stores of Albertson’s LLC and NAI. The Company also cannot be certain whether the intrusions could adversely affect the Company’s relationships with Albertson’s LLC and NAI, including an increase in the number of stores or distribution centers that NAI and/or Albertson’s LLC may remove from the TSA, an increased pace with which they may remove stores or distributions centers from the TSA or an increased likelihood that one or both TSA are not extended beyond the first extension term. Any decrease in the revenue received by the Company under the TSA could adversely impact the Company’s results of operations, including if the Company is not able to manage its cost structure and overhead to appropriately correspond to the loss in revenue.

The Company is currently subject to private litigation and claims relating to the intrusion announced on August 14, 2014, and in the future the Company may be subject to additional litigation and claims and to governmental investigations or proceedings relating to one or both of the intrusions. The Company’s financial liability arising from such litigation, claims, investigations or proceedings will depend on many factors, including:

•	the results of the payment card brands’ ongoing forensic investigations of the intrusions;
•	whether, at the time of the intrusions, the portion of its network that handles payment card data was in compliance with applicable payment card industry standards;

•	whether, and if so to what extent, any fraud losses or other expenses experienced by cardholders, card issuers and/or the payment card brands on or with respect to the payment card accounts affected by the intrusions can be properly attributed to these intrusions and whether, and if so to what extent, those expenses would be the Company’s legal responsibility;
•	the nature and extent of any losses to Albertson’s LLC or NAI from the intrusions and any claims asserted against the Company for such losses; and
•	the adequacy of insurance.

Disruptions to the Company’s information technology systems, including future cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect the Company’s business and results of operations.

The efficient operation of the Company’s businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Information systems are vulnerable to security breach by computer hackers and cyber terrorists. The Company relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on the Company’s information systems, and continues to invest in maintaining and upgrading the systems and applications to ensure risk is controlled. In response to the information technology intrusions the Company experienced in the second quarter of fiscal 2015, the Company has taken and is continuing to take actions to strengthen the security of its information technology systems. Nevertheless, these measures and technology may not adequately prevent security breaches in the future. There can be no assurance that the Company will not suffer another intrusion, that unauthorized parties will not gain access to confidential or personal information, or that any such an incident will be discovered promptly. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target, and the Company may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason, including any inability to access data stored in these systems, could disrupt the Company’s business and could result in decreased performance and increased overhead costs, causing the Company’s business and results of operations to suffer.

Additionally, the Company’s businesses involve the receipt and storage of sensitive data, including personal information about the Company’s customers and employees and proprietary business information of the Company and its customers and vendors. The Company may also share information with vendors that assist the Company in conducting its business, as required by law, with the permission of the individual or as permitted under the Company’s privacy policy. As a merchant that accepts debit and credit cards for payment, the Company is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, the Company is also subject to compliance with American National Standards Institute data encryption standards, and payment network security operating guidelines. As a result of the intrusions, the Company is in the process of engaging a new third party security firm to provide the Company a report on compliance with PCI DSS. This transition of security firms is expected to delay the Company’s receipt of its report on PCI DSS compliance. Previously, a third party data security firm certified to the Company that it was compliant with PCI DSS version 2.0; however, the Company will be required to comply with the new PCI DSS version 3.0.

Despite any certifications and the utilization of other information security measures, the Company cannot be certain that all of its IT systems or the IT systems of its vendors are or will be able to prevent, contain or detect any future cyber-attacks or security breaches from known malware, malware that may be developed in the future or otherwise. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect, and therefore, the Company may be unable to anticipate these attacks or implement adequate preventive measures. Additionally, unauthorized parties may attempt to gain access to the Company’s or a vendor’s systems or facilities through fraud, trickery or other forms of deception involving the Company’s employees or vendors. To the extent that any attack or breach results in the loss, damage or misappropriation of information, the Company may be adversely affected by claims from customers, financial institutions, payment card brands, stockholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities. The Company’s operations could also be significantly disrupted by these claims, as well as by the need to spend significant time and expense to fix or replace its systems. The Company could also lose credibility with its customers and suffer damage to its reputation and future sales. In addition, the cost of complying with stricter privacy and information security laws and standards, including PCI DSS version 3.0, and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and the Company could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems.

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

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, director and officer liability, property risk, cyber and privacy risks and employee healthcare benefits. The Company estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns. For example, the Company believes that its insurance coverage will mitigate the financial impact of the criminal intrusions to the Company’s information technology systems that it experienced in the second quarter of fiscal 2015; however, the Company cannot be certain that its coverage will fully mitigate the financial impact of the intrusions or that such coverage will not be disputed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
June 15, 2014 to July 12, 2014	—	$—	—	$—
Second four weeks
July 13, 2014 to August 9, 2014	31,663	$9.26	—	$—
Third four weeks
August 10, 2014 to September 6, 2014	—	$—	—	$—

Totals	31,663	$9.26	—	$—

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2015 contains three 28-day periods.
(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 31,663 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	SUPERVALU INC. 2012 Stock Plan (As Amended and Restated July 16, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2014)*

10.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated September 30, 2014, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2014)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 16, 2014	/s/ BRUCE H. BESANKO
Bruce H. Besanko Executive Vice President, Chief Financial Officer (principal financial officer)

Dated: October 16, 2014	/s/ SUSAN S. GRAFTON
Susan S. Grafton Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit

10.1	SUPERVALU INC. 2012 Stock Plan (As Amended and Restated July 16, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2014)*

10.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated September 30, 2014, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2014)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K