Form 10-Q
period 2014-11-29
SUPERVALU INC
filed 2015-01-07
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended November 29, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of January 2, 2015, there were 261,292,593 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Third Quarter Ended		Year-To-Date Ended
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Net sales
Independent Business	$1,958	$1,912	$6,178	$6,215
% of total	46.6%	47.7%	45.9%	47.1%
Save-A-Lot	1,079	991	3,477	3,229
% of total	25.7%	24.7%	25.8%	24.4%
Retail Food	1,124	1,061	3,656	3,562
% of total	26.7%	26.4%	27.2%	27.0%
Corporate	43	48	145	194
% of total	1.0%	1.2%	1.1%	1.5%
Total net sales	$4,204	$4,012	$13,456	$13,200
	100.0%	100.0%	100.0%	100.0%
Operating earnings
Independent Business	$60	$53	$180	$181
% of Independent Business sales	3.1%	2.8%	2.9%	2.9%
Save-A-Lot	34	40	106	124
% of Save-A-Lot sales	3.2%	4.1%	3.0%	3.8%
Retail Food	28	25	78	39
% of Retail Food sales	2.5%	2.3%	2.1%	1.1%
Corporate	(66)	(12)	(79)	(42)
Total operating earnings	56	106	285	302
% of total net sales	1.3%	2.6%	2.1%	2.3%
Interest expense, net	46	52	156	352
Equity in earnings of unconsolidated affiliates	(1)	—	(3)	(2)
Earnings (loss) from continuing operations before income taxes	11	54	132	(48)
Income tax (benefit) provision	(1)	21	41	(19)
Net earnings (loss) from continuing operations	12	33	91	(29)
Income (loss) from discontinued operations, net of tax	69	(1)	68	190
Net earnings including noncontrolling interests	81	32	159	161
Less net earnings attributable to noncontrolling interests	(2)	(1)	(6)	(5)
Net earnings attributable to SUPERVALU INC.	$79	$31	$153	$156
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Third Quarter Ended		Year-To-Date Ended
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Net sales	$4,204	$4,012	$13,456	$13,200
Cost of sales	3,611	3,443	11,539	11,260
Gross profit	593	569	1,917	1,940
Selling and administrative expenses	537	463	1,632	1,638
Operating earnings	56	106	285	302
Interest expense, net	46	52	156	352
Equity in earnings of unconsolidated affiliates	(1)	—	(3)	(2)
Earnings (loss) from continuing operations before income taxes	11	54	132	(48)
Income tax (benefit) provision	(1)	21	41	(19)
Net earnings (loss) from continuing operations	12	33	91	(29)
Income (loss) from discontinued operations, net of tax	69	(1)	68	190
Net earnings including noncontrolling interests	81	32	159	161
Less net earnings attributable to noncontrolling interests	(2)	(1)	(6)	(5)
Net earnings attributable to SUPERVALU INC.	$79	$31	$153	$156

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.04	$0.13	$0.33	$(0.13)
Discontinued operations	$0.27	$(0.01)	$0.26	$0.75
Basic net earnings per share	$0.31	$0.12	$0.59	$0.61
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.04	$0.12	$0.33	$(0.13)
Discontinued operations	$0.26	$(0.01)	$0.26	$0.74
Diluted net earnings per share	$0.30	$0.12	$0.58	$0.61
Weighted average number of shares outstanding:
Basic	261	259	260	254
Diluted	265	262	263	257
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Third Quarter Ended		Year-To-Date Ended
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Net earnings including noncontrolling interests	$81	$32	$159	$161
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax of $(27), $9, $(17) and $28, respectively	(98)	13	(80)	44
Comprehensive (loss) income including noncontrolling interests	(17)	45	79	205
Less comprehensive income attributable to noncontrolling interests	(2)	(1)	(6)	(5)
Comprehensive (loss) income attributable to SUPERVALU INC.	$(19)	$44	$73	$200
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	November 29, 2014	February 22, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$418	$83
Receivables, net	526	493
Inventories, net	1,122	861
Other current assets	175	106
Total current assets	2,241	1,543
Property, plant and equipment, net	1,469	1,497
Goodwill	865	847
Intangible assets, net	50	43
Deferred tax assets	309	287
Other assets	144	157
Total assets	$5,078	$4,374
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,201	$1,043
Accrued vacation, compensation and benefits	197	190
Current maturities of long-term debt and capital lease obligations	384	45
Other current liabilities	182	213
Total current liabilities	1,964	1,491
Long-term debt	2,617	2,486
Long-term capital lease obligations	222	246
Pension and other postretirement benefit obligations	601	536
Long-term tax liabilities	144	140
Other long-term liabilities	177	205
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 261 and 260 shares issued, respectively	3	3
Capital in excess of par value	2,815	2,862
Treasury stock, at cost, 3 and 4 shares, respectively	(45)	(101)
Accumulated other comprehensive loss	(387)	(307)
Accumulated deficit	(3,042)	(3,195)
Total SUPERVALU INC. stockholders’ deficit	(656)	(738)
Noncontrolling interests	9	8
Total stockholders’ deficit	(647)	(730)
Total liabilities and stockholders’ deficit	$5,078	$4,374
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Deficit	Non-controlling Interests	Total Stockholders’ Deficit
Balances as of February 23, 2013	$2	$3,046	$(474)	$(612)	$(3,377)	$(1,415)	$10	$(1,405)
Net earnings	—	—	—	—	156	156	5	161
Other comprehensive income, net of tax of $28	—	—	—	44	—	44	—	44
Divestiture of New Albertsons, Inc.’s pension accumulated comprehensive loss, net of tax of $31	—	—	—	48	—	48	—	48
Common stock issued and sold in connection with New Albertsons, Inc. divesture	1	12	157	—	—	170	—	170
Sales of common stock under option plans	—	(120)	126	—	—	6	—	6
Stock-based compensation	—	(60)	79	—	—	19	—	19
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Tax impact on stock-based awards and other	—	(6)	(5)	—	—	(11)	—	(11)
Balances as of November 30, 2013	$3	$2,872	$(117)	$(520)	$(3,221)	$(983)	$6	$(977)

Balances as of February 22, 2014	$3	$2,862	$(101)	$(307)	$(3,195)	$(738)	$8	$(730)
Net earnings	—	—	—	—	153	153	6	159
Other comprehensive loss, net of tax of $(17)	—	—	—	(80)	—	(80)	—	(80)
Sales of common stock under option plans	—	(52)	57	—	—	5	—	5
Stock-based compensation	—	17	—	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Tax impact on stock-based awards and other	—	(12)	(1)	—	—	(13)	—	(13)
Balances as of November 29, 2014	$3	$2,815	$(45)	$(387)	$(3,042)	$(656)	$9	$(647)
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-To-Date Ended
	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$159	$161
Income from discontinued operations, net of tax	68	190
Net earnings (loss) from continuing operations	91	(29)
Adjustments to reconcile Net earnings (loss) from continuing operations to Net cash provided by (used in) operating activities – continuing operations:
Asset impairment and other charges	3	190
Net gain on sale of assets and exits of surplus leases	(11)	(19)
Depreciation and amortization	219	235
LIFO charge (credit)	7	(2)
Deferred income taxes	(41)	6
Stock-based compensation	18	18
Net pension and other postretirement benefits cost	82	61
Contributions to pension and other postretirement benefit plans	(115)	(122)
Other adjustments	15	30
Changes in operating assets and liabilities, net of effects from business acquisitions	(164)	(531)
Net cash provided by (used in) operating activities – continuing operations	104	(163)
Net cash provided by (used in) operating activities – discontinued operations	2	(101)
Net cash provided by (used in) operating activities	106	(264)
Cash flows from investing activities
Proceeds from sale of assets	7	13
Purchases of property, plant and equipment	(164)	(64)
Payments for business acquisitions	(55)	—
Other	3	9
Net cash used in investing activities – continuing operations	(209)	(42)
Net cash provided by investing activities – discontinued operations	—	127
Net cash (used in) provided by investing activities	(209)	85
Cash flows from financing activities
Proceeds from issuance of debt	484	2,098
Proceeds from sale of common stock	5	176
Payments of debt and capital lease obligations	(37)	(1,980)
Distributions to noncontrolling interests	(8)	(9)
Payments of debt financing costs	(7)	(147)
Other	1	—
Net cash provided by financing activities – continuing operations	438	138
Net cash used in financing activities – discontinued operations	—	(36)
Net cash provided by financing activities	438	102
Net increase (decrease) in cash and cash equivalents	335	(77)
Cash and cash equivalents at beginning of period	83	149
Cash and cash equivalents at the end of period	$418	$72
SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions	$1	$2
Purchases of property, plant and equipment included in Accounts payable	$10	$13
Interest and income taxes paid:
Interest paid (net of amounts capitalized)	$136	$181
Income taxes paid (net of refunds)	$55	$117
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the third quarters and year-to-date periods ended November 29, 2014 and November 30, 2013 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014. The results of operations for the third quarter and year-to-date period ended November 29, 2014 are not necessarily indicative of the results expected for the full year. The Condensed Consolidated Balance Sheet as of February 22, 2014 has been derived from the audited Consolidated Balance Sheet as of that date.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of November 29, 2014 and February 22, 2014, the Company had net book overdrafts of $157 and $134, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $209 at November 29, 2014 and $202 at February 22, 2014. The Company recorded a LIFO charge of $3 and LIFO credit of $1 for the third quarters ended November 29, 2014 and November 30, 2013, respectively. The Company recorded a LIFO charge of $7 and a LIFO credit of $2 for the year-to-date periods ended November 29, 2014 and November 30, 2013, respectively.

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
Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under accounting standard update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This ASU requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The Company adopted ASU 2013-11 in the first quarter of fiscal 2015, which resulted in a reclassification of $1 of unrecognized tax benefits and other credits against deferred tax assets.
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

NOTE 2–BUSINESS ACQUISITIONS
Rainbow Stores
During the second quarter of fiscal 2015, the Company closed on the purchase of seven Rainbow Foods grocery stores, 11 Rainbow Foods pharmacy locations and one Rainbow Foods liquor store from RBF, LLC and Roundy’s Supermarkets, Inc. (“Roundy’s”). Five of the grocery stores, each of the pharmacies and the liquor store are operating under the Cub Foods banner, and two of the grocery stores are operating as Rainbow Foods grocery stores. In addition, several independent retail customers and franchisees, including Diamond Lake 1994 L.L.C. in which the Company has a minority ownership interest, also consummated their purchase of Rainbow Foods grocery stores. The three grocery stores acquired by Diamond Lake 1994 L.L.C are operating under the Cub Foods banner.
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
Save-A-Lot Licensee Stores
During the year-to-date period ended November 29, 2014, the Company paid $18 to acquire equipment and leasehold improvements, identifiable finite-lived intangibles and inventories associated with 35 licensed Save-A-Lot stores from multiple licensee operators. These Condensed Consolidated Financial Statements reflect the preliminary purchase accounting allocations. Pro forma information for these acquisitions are not presented as the results of operations of the acquired businesses are not material to the Company’s Condensed Consolidated Financial Statements.

NOTE 3–GOODWILL AND INTANGIBLE ASSETS, NET
Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 22, 2014	Additions	Impairments	Other net adjustments	November 29, 2014
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	137	4	—	—	141
Retail Food goodwill	—	14	—	—	14
Total goodwill	$847	$18	$—	$—	$865

	February 22, 2014	Additions/ Amortization	Impairments	Other net adjustments	November 29, 2014
Intangible assets:
Customer lists, customer relationships, favorable operating leases and other (accumulated amortization of $85 and $78 as of November 29, 2014 and February 22, 2014, respectively)	$111	$14	$—	$—	$125
Trademarks and tradenames – indefinite useful lives	9	—	—	—	9
Non-compete agreements (accumulated amortization of $2 and $2 as of November 29, 2014 and February 22, 2014, respectively)	3	—	—	—	3
Total intangible assets	123	14	—	—	137
Accumulated amortization	(80)	(7)	—	—	(87)
Total intangible assets, net	$43				$50
Amortization of intangible assets with definite useful lives was $7 and $6 for the year-to-date periods ended November 29, 2014 and November 30, 2013, respectively. Future amortization expense is anticipated to average approximately $6 per fiscal year for each of the next five fiscal years.

NOTE 4–RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
The Company maintains reserves for costs associated with closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. The calculation of the closed property charges requires significant judgments and estimates including estimated subtenant rentals, discount rates and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions.
Changes in the Company’s reserves for closed properties consisted of the following:

Year-To-Date Ended November 29, 2014
Reserves for closed properties at beginning of the fiscal year	$47
Additions	2
Payments	(9)
Adjustments	(4)
Reserves for closed properties at the end of period	$36
Property, Plant and Equipment Impairment Charges
Property, plant and equipment impairment charges are recorded as a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	Third Quarter Ended		Year-To-Date Ended
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Property, plant and equipment:
Carrying value	$—	$15	$2	$36
Fair value measured using Level 3 inputs	—	11	1	16
Impairment charge	$—	$4	$1	$20
Fiscal 2014 year-to-date impairment charges were primarily related to the write-off of certain software support tools that would no longer be utilized in operations within Retail Food, and impairments of Independent Business distribution centers and Save-A-Lot stores.

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

Assets acquired through business combinations discussed in Note 2—Business Acquisitions were measured at fair value using Level 3 inputs. Impairment charges related to property, plant and equipment discussed in Note 4—Reserves for Closed Properties and Property, Plant and Equipment-Related Impairment Charges were measured at fair value using Level 3 inputs. Property, plant and equipment impairment charges and finalization adjustments related to New Albertson’s, Inc. (“NAI”) were measured at fair value using Level 3 inputs and recorded in Income from discontinued operations, net of tax, and are discussed in Note 14—Discontinued Operations.
Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate book values due to their short maturities.
The estimated fair value of notes receivable was greater than their book value by approximately $2 as of November 29, 2014 and February 22, 2014. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.
The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $49 and $83 as of November 29, 2014 and February 22, 2014, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 6–LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	November 29, 2014	February 22, 2014
4.50% Secured Term Loan Facility due March 2019	$1,472	$1,474
1.66% to 4.00% Revolving ABL Credit Facility due September 2019	134	—
8.00% Senior Notes due May 2016	628	628
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	—
Other	2	18
Net discount on debt, using an effective interest rate of 4.63% to 8.58%	(12)	(16)
Total debt	2,974	2,504
Less current maturities of long-term debt	(357)	(18)
Long-term debt	$2,617	$2,486
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
Senior Secured Credit Agreements
As of November 29, 2014 and February 22, 2014, the Company had outstanding borrowings of $1,472 and $1,474, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 3.50 percent and includes a floor on LIBOR set at 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of November 29, 2014 and February 22, 2014, there was $778 and $787, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the discount, $8 and $0 of the Secured Term Loan Facility was classified as current as of November 29, 2014 and February 22, 2014 respectively.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Beginning with the fiscal year ended February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2015 is not reasonably estimable as of November 29, 2014.
As of November 29, 2014 and February 22, 2014, there were $134 and $0, respectively, outstanding borrowings under the Revolving ABL Credit Facility. As of November 29, 2014, letters of credit outstanding under the Revolving ABL Credit Facility were $79 at fees of 1.625 percent, and the unused available credit under this facility was $787 with facility fees of 0.375 percent. As of February 22, 2014, letters of credit outstanding under the Company’s previous revolving credit facility due March 2018 were $101 at fees of 2.125 percent, and the unused available credit under this facility was $786 with facility fees of 0.375 percent. As of November 29, 2014 and February 22, 2014, the Revolving ABL Credit Facility and the Company’s previous revolving credit facility due March 2018 were secured on a first priority basis by $1,326 and $1,066, respectively, of certain inventory assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
On April 17, 2014, the Company entered into an amendment (the “First ABL Amendment”) to its Revolving ABL Credit Facility that reduced the interest rates to LIBOR plus 1.50 percent to LIBOR plus 2.00 percent or prime plus 0.50 percent to 1.00 percent, depending on utilization. The First ABL Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the Company’s 8.00 percent Senior Notes due May 2016 (the "2016 Notes") remained outstanding as of that date. The springing maturity provision was replaced with a springing reserve provision that calls for a reserve to be placed against availability under the facility in the amount of any outstanding Material Indebtedness (as defined in the facility) that is due within 30 days of the date the reserve is established. The First ABL Amendment also amended the facility to provide that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500 instead of $250 as was in effect prior to the First ABL Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions. In addition, the First ABL Amendment extended the maturity date of the facility to February 21, 2019 and contains modified covenants to give the Company additional strategic and operational flexibility.
On September 30, 2014, the Company entered into a second amendment (the “Second ABL Amendment”) to its Revolving ABL Credit Facility that extended the maturity date of the facility to September 30, 2019 from its prior maturity date of February 21, 2019. The Second ABL Amendment also added a springing maturity provision that would accelerate the maturity of the facility to 90 days prior to the scheduled maturity date of the Secured Term Loan Facility if there are any obligations outstanding under the Secured Term Loan Facility as of that date. By extending the maturity date of the Revolving ABL Credit Facility to a date at least six months later than the maturity date of the Secured Term Loan Facility, the Company now has greater flexibility to prepay the 2016 Notes with proceeds of the Revolving ABL Credit Facility.
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the year-to-date period ended November 29, 2014, the Company borrowed $2,556 and repaid $2,422 under its Revolving ABL Credit Facility and its previous revolving credit facility due March 2018. During the year-to-date period ended November 30, 2013, the Company borrowed $3,129 and repaid $3,123 under its previous revolving credit facilities. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of November 29, 2014, the aggregate cap on Restricted Payments was approximately $300. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures

In the third quarter ended November 29, 2014, the Company issued $350 of 7.75 percent Senior Notes due November 2022 (the “2022 Notes”) under its shelf registration statement. Financing costs of approximately $3 were paid, capitalized and included in Other assets on the Condensed Consolidated Balance Sheets.

Simultaneously with the issuance of the 2022 Notes, the Company delivered a 30 day redemption notice for $350 of 2016 Notes. The 30 day notice was required for the redemption, resulting in the Company having $347 of additional cash and cash equivalents as of November 29, 2014 from net proceeds from the 2022 Notes. Subsequent to the third quarter ended November 29, 2014, the net proceeds from the 2022 Notes, together with borrowings under the ABL Credit Facility, were used to fund the redemption of $350 of outstanding 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes, and the applicable redemption premium of approximately $35. In addition, non-cash charges of $5 for the write-off of existing unamortized financing costs on the redemption of the 2016 Notes were incurred subsequent to the third quarter ended November 29, 2014.

The $400 of 6.75 percent Senior Notes due June 2021, the $350 of 2022 Notes and the remaining $278 of 2016 Notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 7–INCOME TAXES
The tax provision for the third quarter ended November 29, 2014 included $3 of discrete tax benefits primarily due to the pension settlement charge as described further in Note 9—Benefit Plans. The tax provision for the year-to-date period ended November 29, 2014 included $7 of discrete tax benefits, primarily related to state audit settlements and the pension settlement charge, and $2 of discrete tax expenses. The tax provision for the third quarter ended November 30, 2013 did not include any discrete tax items. The tax benefit for the year-to-date period ended November 30, 2013 included $2 of discrete tax benefits and $2 of discrete tax expenses.
During the year-to-date period ended November 29, 2014, unrecognized tax benefits increased $5 to $81. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.
The Company recognized $69 of net discrete tax benefits in the third quarter ended November 29, 2014 primarily related to tangible property repairs regulations and other deduction-related changes within Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Other current assets and Long-term tax liabilities in the Condensed Consolidated Balance Sheets. In the fourth quarter of fiscal 2015, the Company amended its prior year federal tax return and plans to amend certain state tax returns to reflect these deduction-related changes. Refer to Note 14—Discontinued Operations for additional information.
As of November 29, 2014, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 8–STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance awards (collectively referred to as “stock-based awards”) of $5 and $3 for the third quarters of fiscal 2015 and 2014, respectively, and $18 for the year-to-date periods ended November 29, 2014 and November 30, 2013. In the year-to-date period ended November 30, 2013, the Company recognized $9 of accelerated stock-based compensation charges in Selling and administrative expenses as a result of a deemed change-in-control, which occurred as a result of the sale of NAI.
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
The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

Year-To-Date Ended
	November 29, 2014	November 30, 2013
Dividend yield	—%	—%
Volatility rate	50.8—53.2%	49.3—51.3%
Risk-free interest rate	1.2—1.6%	0.6—1.0%
Expected life	4.0—5.0 years	4.0—6.0 years
Restricted Stock Units
In the first quarter of fiscal 2015, the Company granted 2 restricted stock units (“RSUs”) to certain employees under the 2012 Stock Plan. The RSUs vest over a three year period from the date of grant and were granted at a fair value of $7.50 per unit.

NOTE 9–BENEFIT PLANS
Net periodic benefit expense (income) and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)
Service cost	$—	$—	$—	$1
Interest cost	28	28	1	1
Expected return on assets	(35)	(33)	—	—
Amortization of prior service benefit	—	—	(4)	(3)
Amortization of net actuarial loss	15	23	1	1
Pension settlement charge	63	—	—	—
Net periodic benefit expense (income)	$71	$18	$(2)	$—
Contributions to benefit plans	$(47)	$(26)	$—	$(1)

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Service cost	$—	$—	$—	$2
Interest cost	94	93	3	3
Expected return on assets	(118)	(109)	—	—
Amortization of prior service benefit	—	—	(12)	(10)
Amortization of net actuarial loss	49	78	3	4
Pension settlement charge	63	—	—	—
Net periodic benefit expense (income)	$88	$62	$(6)	$(1)
Contributions to benefit plans	$(114)	$(118)	$(1)	$(4)
Multiemployer Pension Plans
During the year-to-date periods ended November 29, 2014 and November 30, 2013, the Company contributed $29 and $28, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Lump Sum Pension Settlement
During the third quarter of fiscal 2015, the Company made lump sum settlement payments to certain deferred vested pension plan participants under a lump sum payment option window. The payments were equal to the present value of the participant’s pension benefits, and were made to certain former employees who were deferred vested participants in the SUPERVALU INC. Retirement Plan (the “SUPERVALU Retirement Plan”), who had not yet begun receiving monthly pension benefit payments and who elected to participate in the lump sum payment option window. In fiscal 2015 year-to-date, the SUPERVALU Retirement Plan made lump sum settlement payments of approximately $267. The lump sum settlement payments resulted in a non-cash pension settlement charge of $63 from the acceleration of a portion of the accumulated unrecognized actuarial loss. As a result of the lump sum settlements, the SUPERVALU Retirement Plan assets and liabilities were re-measured at November 29, 2014 using a discount rate of 4.1 percent, an expected rate of return on plan assets of 6.5 percent and the RP-2014 Generational Mortality Table. The re-measurement resulted in an increase to accumulated other comprehensive loss of $200 pre-tax ($141 after-tax) and a corresponding decrease to the SUPERVALU Retirement Plan's funded status.
Pension Contributions
In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Highway and Transportation Funding Act includes a provision for interest rate stabilization for defined benefit employee pension plans. As a result of this stabilization provision, the Company expects its required pension contributions to the SUPERVALU Retirement Plan to decrease significantly for the next several years. The Company anticipates fiscal 2015 contributions to pension and other postretirement benefit plans, including excess contributions under the amended term sheet with AB Acquisition LLC (“AB Acquisition”) and the Pension Benefit Guaranty Corporation (the “PBGC”), will be approximately $120 to $125.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Third Quarter Ended		Year-To-Date Ended
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Net earnings (loss) from continuing operations	$12	$33	$91	$(29)
Less net earnings attributable to noncontrolling interests	(2)	(1)	(6)	(5)
Net earnings (loss) from continuing operations attributable to SUPERVALU INC.	10	32	85	(34)
Income (loss) from discontinued operations, net of tax	69	(1)	68	190
Net earnings attributable to SUPERVALU INC.	$79	$31	$153	$156

Weighted average number of shares outstanding—basic	261	259	260	254
Dilutive impact of stock-based awards	4	3	3	3
Weighted average number of shares outstanding—diluted(1)	265	262	263	257

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.04	$0.13	$0.33	$(0.13)
Discontinued operations	$0.27	$(0.01)	$0.26	$0.75
Basic net earnings per share	$0.31	$0.12	$0.59	$0.61
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations(1)	$0.04	$0.12	$0.33	$(0.13)
Discontinued operations(1)	$0.26	$(0.01)	$0.26	$0.74
Diluted net earnings per share	$0.30	$0.12	$0.58	$0.61

(1)
Weighted average number of shares outstanding—diluted was equal to Weighted average number of shares outstanding—basic for the computation of diluted net loss per share from discontinued operations for the third quarter ended November 30, 2013 and diluted net loss per share from continuing operations for the year-to-date period ended November 30, 2013.

Stock-based awards of 10 and 19 were outstanding during the third quarters ended November 29, 2014 and November 30, 2013, respectively, but were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive. Stock-based awards of 10 and 21 were outstanding during the year-to-date periods ended November 29, 2014 and November 30, 2013, respectively, but were excluded from the calculation of diluted net earnings (loss) per share from continuing operations for the periods because their inclusion would be antidilutive.

NOTE 11–COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company reports comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ deficit during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income is calculated as net earnings (loss) including noncontrolling interests, plus or minus adjustments for pension and other postretirement benefit obligations, net of tax, less comprehensive income attributable to noncontrolling interests.
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax. Changes in Accumulated other comprehensive loss by component is as follows:

	Year-To-Date Ended
	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Pension and postretirement benefit plan accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(307)	$(612)
Other comprehensive loss before reclassifications, net of tax benefit of ($59) and $0, respectively	(141)	—
Pension settlement charge, net of tax expense of $27 and $0, respectively	36	—
Amortization of amounts included in net periodic benefit cost, net of tax expense of $15 and $28, respectively	25	44
Net current-period Other comprehensive (loss) income, net of tax (benefit) expense of ($17) and $28, respectively	(80)	44
Divestiture of NAI pension plan accumulated other comprehensive income, net of tax expense of $0 and $31, respectively	—	48
Pension and postretirement benefit plan accumulated other comprehensive loss at the end of period, net of tax	$(387)	$(520)
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
Items reclassified out of pension and postretirement benefit plan accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Third Quarter Ended		Year-To-Date Ended
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)	Affected Line Item on Condensed Consolidated Statement of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit expense(1)	$9	$19	$31	$64	Selling and administrative expenses
Amortization of amounts included in net periodic benefit expense(1)	3	2	9	8	Cost of sales
Pension settlement charge	63	—	63	—	Selling and administrative expenses
Total reclassifications	75	21	103	72
Income tax benefit	(32)	(9)	(42)	(28)	Income tax provision (benefit)
Total reclassifications, net of tax	$43	$12	$61	$44

(1)	Amortization of amounts included in net periodic benefit cost include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 9—Benefit Plans.

NOTE 12–COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of November 29, 2014. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 16 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.

The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of November 29, 2014, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $73 ($55 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of November 29, 2014, using actuarial estimates as of June 30, 2014, the total undiscounted amount of all such guarantees was estimated at $232 ($208 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
Information Technology Intrusions
Intrusions Announced in August and September 2014 – On August 14, 2014 and September 29, 2014, the Company announced it had experienced separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. An investigation of those intrusions supported by third-party data forensics experts is ongoing. The Company believes these criminal intrusions may have resulted in the collection of account numbers, and in some cases also the expiration date, other numerical information and/or the cardholder’s name. With respect to the intrusion announced in August 2014, the Company currently believes that this information may have been collected from payment cards used during the period of June 22 (at the earliest) through July 17 (at the latest), 2014, at 209 SUPERVALU owned or franchised stores and stand-alone liquor stores, which stores operate under the Cub Foods, Farm Fresh, Hornbacher’s, Shop ’n Save, and Shoppers Food & Pharmacy banners. With respect to the intrusion announced in September 2014, the Company currently believes that this information may have been collected from payment cards used at some checkout lanes during the period of August 27 (at the earliest) through September 21 (at the latest), 2014 at four Minnesota franchised Cub Foods stores.
Responses to Intrusions – Upon recognition of each intrusion, the Company took immediate steps to secure the affected part of its network, and the Company believes that it has eradicated the malware used in each intrusion. The Company notified the major payment card brands and federal law enforcement authorities and is cooperating in their efforts to investigate these intrusions, identify those responsible for the intrusions and determine whether any cardholder data was stolen by the intruder(s). The Company also notified several state Attorneys General of the intrusions. As to both intrusions, given the continuing nature of the investigation, it is possible that it will be determined that information was stolen from the Company during one or both of these intrusions or that time frames, locations, at-risk data, and/or other facts in addition to those described above will be identified in the future.
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
Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations into whether the portion of the Company’s network that handles payment card data was compliant with applicable data security standards at the time of the intrusions and, if not, whether any non-compliance caused any compromise of payment card data that may have occurred during the intrusions. The Company’s network has previously been found to be compliant with those standards; however, the Company understands that, in other data breach situations, the forensic investigator working on behalf of the payment card brands has claimed that breached entities that previously had been found compliant with those standards were not in compliance at the time of the intrusion and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusion. As a result, the Company believes that the payment card brands may allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. Moreover, if that happens, the Company believes the payment card brands may make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions. If that were to occur, the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers' claimed losses. The Company does not currently believe that the amount, if any, paid on any payment card brand claims that might be asserted would be material to the Company’s consolidated results of operations, cash flows or financial condition.
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
As discussed in more detail below in this Note 12 under Legal Proceedings, four class action complaints have been filed against the Company related to the intrusions and are currently pending. As indicated in Note 12, the Company believes that the likelihood of a material loss from the four class actions is remote. It is possible that other similar complaints by consumers, banks or others may be filed against the Company in connection with the intrusions.
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
Expenses – The Company has and expects to incur various costs related to the intrusions, including the cost of conducting the pending investigation, the cost of providing identity protection services to the Company’s customers and legal and other professional expenses. In the year-to-date period ended November 29, 2014, the Company recorded $5 of intrusion related costs and anticipated insurance proceeds of $3. These amounts were recorded within Selling and administrative expenses in the Condensed Consolidated Statement of Operations. Anticipated insurance proceeds recorded for the insurance receivable were based on the Company’s insurance recovery assessment. This assessment included the review of applicable insurance policies, correspondence with the insurance carriers and analysis by legal counsel.
Impact on Sales – The Company has not experienced weaker than anticipated sales subsequent to the intrusions.
Other Contractual Commitments
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 29, 2014, the Company had approximately $299 of non-cancelable future purchase obligations.

The Company and AB Acquisition entered into a binding term sheet with the PBGC relating to issues regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. The agreement required that the Company not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the sale of NAI is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). The Company had also agreed to make $100 in aggregate contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the end of fiscal years 2015 – 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition had agreed to provide a guarantee to the PBGC for such excess payments. On September 11, 2014, the Company, AB Acquisition and the PBGC amended the term sheet. Pursuant to that amendment, the Company made excess contributions of $47 to the SUPERVALU Retirement Plan and the PBGC Protection Period ended on September 15, 2014. Including these excess contributions and the impact of the Highway and Transportation Funding Act of 2014 on pension funding requirements described above in Note 9—Benefit Plans, the Company anticipates fiscal 2015 total contributions to pension and other postretirement benefit plans to be approximately $120 to $125. The Company is no longer restricted by the term sheet from paying dividends to its stockholders and has fully satisfied its obligations to make excess contributions to the SUPERVALU Retirement Plan. While the Company is no longer restricted from paying dividends to its stockholders under the term sheet, the Company has no current intent to resume paying dividends. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that the Company’s Board of Directors may deem relevant. In addition, as described above in Note 6—Long-Term Debt, the Company is limited in the aggregate amount of dividends that the Company may pay during the term of its Secured Term Loan Facility and would need to meet certain conditions in the Secured Term Loan Facility and the Revolving ABL Credit Facility before paying a dividend.
During the quarter ended November 29, 2014, the Company recognized $69 of discrete tax benefits attributable to discontinued operations (see Note 14—Discontinued Operations), the majority of which relates to tangible property repair regulations. In connection with discussions on a possible amendment to the Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”), the Company is in discussions with NAI and Albertson’s LLC on whether the Company will pay an amount equivalent to any portion of the related tax refund to NAI and Albertson’s LLC.  The discussions on a possible amendment to the TSA are to address operational considerations that could arise as a result of the announced acquisition of Safeway Inc. by Albertson's LLC (the “Safeway Merger”) and certain other matters related to the TSA. The Company believes that a material loss resulting from the resolution of these issues is remote.
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
In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The court granted preliminary approval of the settlement on March 13, 2014 and final approval on July 30, 2014. Payments to class members began in mid-November 2014 and are expected to continue until February 2015. The Company recorded a litigation settlement charge of $5 before tax ($3 after-tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company on August 14, 2014 and September 29, 2014 (the "Criminal Intrusion"). Kenneth Hanff, et. al. v. SUPERVALU INC. was filed in the United States District Court for the District of Minnesota alleging breach of contract, deceptive trade practices, negligence and invasion of privacy. Steve McPeak, et. al. v. SUPERVALU INC. was filed in the United States District Court for the Southern District of Illinois alleging violations of the Federal Stored Communications Act and Illinois Personal Information Protection Act and negligence. Gary Mertz, et. al. v. SUPERVALU INC. and AB Acquisition LLC, was filed in the United States District Court of Minnesota alleging negligence, violations of consumer protection laws and bailment. Alyssa Rocke, et. al. v. SUPERVALU INC., AB Acquisition LLC, and New Albertson’s, Inc. d/b/a Jewel-Osco was filed in the United States District Court for the District of Idaho alleging negligence, gross negligence, negligence per se, breach of implied contract, violations of consumer protection acts, invasion of privacy, breach of confidentiality and assumpsit. Plaintiffs in each action seek the recovery of an unspecified amount of damages. On September 18, 2014, the Company filed a motion before the Judicial Panel on Multidistrict Litigation seeking an order transferring, coordinating and consolidating the cases to the United States District Court for the District of Idaho. On December 16, 2014, the Judicial Panel on Multidistrict Litigation ordered the cases transferred to the District Court in Minnesota.
In December 2014, the United States Department of Labor (the “DOL”), in connection with an audit of the SUPERVALU Group Health Plan (the “Group Health Plan”) and the SUPERVALU Retiree Benefit Plan under the Employee Retirement Income Security Act (“ERISA”), alleged three violations of its regulations relating to loan transactions between the active and retiree plans, the Company’s treatment of three rebates it had received from insurance carriers and a description of the Newborns’ and Mothers’ Health Protection Act by the Company’s third party administrator in its written materials. The Company is in discussions with the DOL regarding these allegations, including whether and, if so, when the Company would be required to make contributions to the trusts that fund the Group Health Plan in order to remediate the alleged loan transactions. While the Company believes that it is reasonably possible that the DOL will require additional contributions to the trusts that fund the Group Health Plan and that the DOL will impose penalties or sanctions, at this time the Company cannot reasonably estimate a range of possible losses because the DOL has not communicated whether and, if so, in what amount it will impose monetary penalties or other sanctions. The Company does not currently believe that the amount of additional contributions, penalties or sanctions, if any, imposed by the DOL would be material to the Company’s consolidated results of operations, cash flows or financial condition.
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
With respect to the IOS, C&S, Criminal Intrusion and DOL matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition and its affiliates related to on-going operations, including the TSA and operating and supply agreements. These arrangements had initial terms ranging from 12 months to 5 years, are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. Each TSA had an initial term expiring on September 21, 2015, subject to annual renewal by notice given at least 12 months prior to expiration of the then current term. On September 12, 2014, NAI and Albertson’s LLC each notified the Company that it was exercising its right to renew the term of its respective TSA for an additional year. In addition to providing services under the TSA, the Company also receives services from NAI and Albertson’s LLC under the TSA. On September 17, 2014, the Company notified each of NAI and Albertson’s LLC that it was exercising its right to renew the terms of the TSA for an additional year. Pursuant to these notices, the TSA will now expire on September 21, 2016 unless renewed again by notice given no later than September 21, 2015. The TSA may be extended further in one year increments with a one year notice. The Company recognized $43 and $48 in TSA fees earned during the third quarters of fiscal 2015 and 2014, respectively, including $4 under the first-year transitional fee provisions recognized during the third quarter of fiscal 2014. The Company recognized $145 and $194 in TSA fees earned during the year-to-date periods ended November 29, 2014 and November 30, 2013, respectively, including $58 under the first-year transitional fee provisions recognized during the year-to-date period ended November 30, 2013. TSA fees earned are reflected in Net sales in the Condensed Consolidated Statements of Operations. The shared service center costs incurred to support back office functions related to the NAI Banners represent administrative overhead and are recorded in Selling and administrative expenses.
During the year-to-date period ended November 30, 2013, the Company received net proceeds of approximately $100 and a short-term note receivable of approximately $44 for the stock of NAI. During fiscal 2013, the Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150 and a pre-tax property, plant and equipment-related impairment of $203. The loss on sale calculation was finalized during fiscal 2014, including the finalization of the working capital adjustment. The total loss on sale of NAI was $1,263, comprised of $1,081 of contract loss and $182 of property, plant and equipment-related impairment, resulting in pre-tax reductions to the preliminary estimated loss on sale of NAI of $85 and $5 during the first and second quarters of fiscal 2014, respectively, which was recorded as a component of Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The Company determined the pre-tax property, plant and equipment-related impairment using Level 3 inputs.

The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	Third Quarter Ended		Year-To-Date Ended
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Net sales	$—	$—	$—	$1,235
Income before income taxes from discontinued operations	—	5	5	125
Income tax (benefit) provision	(69)	6	(63)	(65)
Income (loss) from discontinued operations, net of tax	$69	$(1)	$68	$190
Income before income taxes from discontinued operations for the year-to-date period ended November 29, 2014 primarily reflects $5 of property tax refunds and interest income resulting from settlement of income tax audits.
The income tax benefit included as a component of Income from discontinued operations, net of tax for the third quarter and year-to-date period ended November 29, 2014 includes $69 and $65 of net discrete tax benefits, respectively, primarily related to tangible property repair regulations and other deduction-related changes. In connection with discussions on a possible amendment to the TSA, the Company is in discussions with NAI and Albertson’s LLC on whether the Company will pay an amount equivalent to any portion of the related tax refund to NAI and Albertson’s LLC.  The discussions on a possible amendment to the TSA are to address operational considerations that could arise as a result of the Safeway Merger and certain other matters related to the TSA. See Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements. The income tax benefit included as a component of income from discontinued operations, net of tax for the third quarter and year-to-date periods ended November 30, 2013 included $5 of discrete tax expenses and $112 of net discrete tax benefits, respectively, primarily resulting from the settlement of Internal Revenue Service audits for the fiscal 2010, 2009 and 2008 tax years.
The Company recorded $0 and $52 within Net sales of continuing operations related to wholesale distribution to certain NAI Banners during the third quarters of fiscal 2015 and 2014, respectively, and $38 and $153 during the year-to-date periods ended November 29, 2014 and November 30, 2013, respectively. In addition, the Company recorded $42 within Net Sales of continuing operations during the third quarters of fiscal 2015 and 2014, and $136 and $134 during the year-to-date periods ended November 29, 2014 and November 30, 2013, respectively, related to wholesale distribution of certain products to stores owned by Albertson’s LLC that were not part of AB Acquisition’s purchase of NAI.

NOTE 15–SUBSEQUENT EVENTS
Refer to Note 6—Long-Term Debt for information regarding the redemption of $350 of the 2016 Notes subsequent to the end of the third quarter of fiscal 2015.
On December 6, 2014, the Company entered into a multi-year supply agreement to provide wholesale distribution to 64 Haggen stores in Washington and Oregon, comprised of Haggen’s 18 existing stores and 46 stores agreed to be divested as part of the Safeway Merger. The Company also entered into a Transition Services Agreement on December 6, 2014 to provide certain services to all 164 Haggen stores, comprised of Haggen's 18 existing stores and 146 stores agreed to be divested as part of the Safeway Merger located in five states. Both agreements commence when Haggen acquires its first divested store. The Transition Services Agreement is similar to the TSA and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. Approximately 100 of these stores currently receive service from the Company under the TSA with Albertson's LLC. SUPERVALU also agreed to acquire two Albertson’s stores located in Washington in connection with the Safeway Merger. The Safeway Merger is expected to close in early 2015 but remains subject to approval by the Federal Trade Commission.

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
MANAGEMENT OVERVIEW
Business Overview
SUPERVALU operates its business in three segments: Independent Business, Save-A-Lot and Retail Food. Independent Business is one of the largest wholesale distributors to independent retail customers across the United States. Save-A-Lot is one of the nation’s largest hard discount grocery retailers by store count. The Retail Food business operates traditional grocery stores under five regionally-based banners of Cub Foods, Shoppers Food & Pharmacy, Shop ’n Save, Farm Fresh and Hornbacher’s and two retail stores under the Rainbow banner. The Company leverages its distribution operations by providing wholesale distribution and logistics service solutions to its independent retail customers and distribution to its Retail Food stores through the Independent Business segment. Save-A-Lot provides wholesale distribution and service solutions to its licensees, and distribution to Save-A-Lot corporate stores.
Management continues to focus on simplifying the Company’s operations with a view towards driving top-line sales while managing the Company’s cost structure. These actions are being undertaken as part of the continued focus on the Company’s long-term plans to increase sales and operating cash flow, improve the condition of its balance sheet and generate returns for its stockholders.
Independent Business continues to target sales growth by affiliating new customers and driving sales to existing customers while also managing expenses and aligning the business to operate more efficiently. In the first quarter of fiscal 2015, Independent Business’s Eastern and Southeast regions were combined to form the East region, and the Midwest and Northern regions were combined to form the West region to further streamline the organization, reduce operating costs and create common region organizational structures that more effectively utilize resources and serve the Company’s customers. In the second quarter of fiscal 2015, Independent Business began supplying all 18 stores acquired by the Company and its independent retail customers and franchisees from Roundy’s Inc. On December 6, 2014, the Company entered into a multi-year supply agreement to provide wholesale distribution to 64 Haggen stores in Washington and Oregon, comprised of Haggen’s 18 existing stores and 46 stores agreed to be divested as part of the merger between Safeway Inc. and Albertson’s LLC (the “Safeway Merger”), which is subject to approval by the Federal Trade Commission ("FTC") and is expected to close in early 2015.
Save-A-Lot continues to drive sales and performance through its meat and produce programs, competitive pricing enhancements, improved grocery and merchandise offerings and incremental marketing activities. Save-A-Lot is focused on long-term sales and earnings growth through execution of these initiatives at existing locations and expansion through corporate and licensee store development. In fiscal 2015 year-to-date, the Company added 27 new Save-A-Lot stores, comprised of 18 new licensee stores and 9 new corporate stores, and 27 Save-A-Lot stores were closed, comprised of 26 licensee stores and 1 corporate store. In addition, the Company opened 36 corporate stores acquired from licensees and sold 4 corporate stores to licensees.
Retail Food is focused on driving sales and performance through competitive pricing and promotional activities, enhanced perishable offerings, store remodels and resets, and integrating the newly acquired stores from Roundy’s Inc. In the fourth quarter of fiscal 2015, the Company entered into an agreement to purchase two retail stores to be divested as part of the Safeway Merger. This agreement is also still subject to FTC approval.
Total retail square footage as of the end of the third quarter of fiscal 2015 was approximately 18.4 million, an increase of approximately 5.8 percent from the end of fiscal 2014, primarily attributable to the acquisitions of Save-A-Lot stores from licensees and the Rainbow stores acquired from Roundy's Inc. Total retail square footage, excluding actual and planned store dispositions, increased 6.9 percent from the end of fiscal 2014.
The Company continues to reduce Corporate costs, including costs related to providing services under the Transition Services Agreements with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (collectively, the “TSA”). Management believes that this cost management has reduced the cost to operate the TSA, which has contributed to our overall consolidated operating profit for the quarter and year-to-date periods ended November 29, 2014. Each TSA had an initial term expiring on September 21, 2015, subject to annual renewal by notice given at least 12 months prior to expiration of the then current term. On September 12, 2014, NAI and Albertson’s LLC each notified the Company that it was exercising its right to renew the term of its respective TSA for an additional year. Pursuant to this notice, the TSA will now expire on September 21, 2016 unless renewed again by notice given no later than September 21, 2015. Pursuant to the terms of the TSA, NAI and Albertson’s LLC may cancel TSA services at any of its stores or distribution centers for any reason, including closure or removal of stores or distribution centers from the scope of the TSA. The cancellation of TSA services at stores or distribution centers would reduce the variable fee the Company receives under the TSA beginning ten weeks after the Company receives notice of such cancellation. The cancellation of TSA services at stores or distribution centers before September 21, 2015 would also reduce the fixed fee the Company receives under the TSA during the one-year extension period (from September 22, 2015 to September 21, 2016). In March 2014, AB Acquisition LLC ("AB Acquisition"), the parent company of NAI and Albertson’s LLC, announced a definitive agreement for the Safeway Merger. The Safeway Merger, as well as other factors, may result in the cancellation of TSA services at stores and distribution centers and nonrenewal of the TSA beyond September 21, 2016. The Company, NAI and Albertson’s LLC are in discussions regarding a possible amendment to the TSA that would address operational considerations that could arise as a result of the Safeway Merger and certain other matters related to the TSA.  See Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1 for additional information.
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
On December 6, 2014, the Company entered into a Transition Services Agreement to provide certain services to all 164 Haggen stores in five states following the Safeway Merger as the stores are acquired by Haggen. The Transition Services Agreement is similar to the TSA and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. Approximately 100 of these stores currently receive services from the Company under the TSA with Albertson's LLC.
The United States grocery channel in which the Company operates is highly competitive. Competition is experienced through multiple retailing formats and affects the Company’s ability to attract and retain customers. Management expects operating results for the Company will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. The Company monitors product inflation and evaluates whether to pass on cost inflation or absorb cost increases in the form of incremental investments to lower prices to customers. Inflation for fiscal 2015 is estimated to be in the low single digits as a percentage, with higher levels in certain meat and dairy categories.
Financial Highlights
The following provides a summary of financial highlights for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014:

•
Net sales increased $192 primarily due to Save-A-Lot positive network identical store sales of 6.9 percent and new store sales, Retail Food new store sales and positive identical store sales of 2.3 percent, and an increase in Independent Business sales of 2.4 percent.

•
Gross profit increased $24 primarily due to higher sales volume and lower logistics, merchandising and employee costs in the current year and a multiemployer pension plan withdrawal charge recorded last year, which was offset in part by higher shrink and incremental investments to lower prices, lower earned TSA fees, a higher last-in, first-out charge (“LIFO charge”) and higher advertising costs.

•
Operating earnings decreased $50 primarily due to $60 of higher net charges and costs primarily from a higher pension charge and other items. When adjusted for these items, Operating earnings increased $10 (refer to the third quarter Operating Earnings section below for a reconciliation) primarily due to lower net periodic pension expense, lower depreciation expense and occupancy costs, and higher sales volume, offset in part by higher incremental investments to lower prices and shrink, lower transitional TSA fees, a higher LIFO charge and higher advertising costs.

•	Interest expense, net decreased $6 due to lower average interest rates and outstanding debt balances.

•	Net earnings from continuing operations decreased $21 and diluted earnings per share from continuing operations decreased $0.08 primarily due to the above items.

•
Income from discontinued operations of $69 for the third quarter of fiscal 2015 reflects net discrete tax benefits primarily related to tangible property repair regulations and other deduction-related changes.

The following provides a summary of financial highlights for fiscal 2015 year-to-date compared to fiscal 2014 year-to-date:

•
Net sales increased $256 primarily due to Save-A-Lot positive network identical store sales of 6.4 percent and new store sales, Retail Food new store sales and positive identical store sales of 1.0 percent, offset in part by a decrease in Independent Business sales of 0.6 percent.

•
Gross profit decreased $23 primarily due to lower transitional TSA fees, higher incremental investments to lower prices, shrink, private brands pricing support, advertising costs and a LIFO charge, offset by increased gross profit from higher sales volume and lower employee-related costs.

•
Operating earnings decreased $17 primarily due to higher net charges and costs associated with pension charges, net information technology intrusion costs and severance in the current year, offset in part by restructuring charges and costs, a legal settlement charge and other items last year. When adjusted for these items, Operating earnings decreased $4 (refer to the year-to-date Operating Earnings section below for a reconciliation) primarily due to lower transitional TSA fees, and higher investments to lower prices, shrink, private brands pricing support, advertising costs and a LIFO charge, offset in part by lower net periodic pension expense, depreciation and amortization, and employee-related costs, and higher sales volume.

•	Interest expense, net decreased $196 due to $166 of lower refinancing charges and costs and $30 of lower interest expense from lower average interest rates and outstanding debt balances.

•	Net earnings from continuing operations increased $120 and diluted earnings per share from continuing operations increased $0.46 primarily due to the above items.

•
Income from discontinued operations of $68 for year-to-date fiscal 2015 reflects net discrete tax benefits related to tangible property repair regulations and other deduction-related changes, and property tax refunds and interest income resulting from settlement of income tax audits.

•
Net cash provided by operating activities of continuing operations increased $267 primarily due to a reduction in cash utilized for operating assets and liabilities, including income taxes and working capital, compared with last year.

•
Net cash used in investing activities of continuing operations increased $167 due to an increase of cash paid for capital expenditures of $100, comprised of investments in Retail Food store remodels, new Save-A-Lot stores and the Company's supply chain and information technology, and $55 of cash paid for business combinations reflecting the acquired Rainbow stores within the Minneapolis/St. Paul market and Save-A-Lot licensee stores acquisitions.

•
Net cash provided by financing activities of continuing operations increased $300 primarily due to proceeds from the issuance of senior notes due in 2022 and lower financing costs, offset in part by lower proceeds from the sale of common stock.

Information Technology Intrusions
On August 14, 2014 and September 29, 2014, the Company announced it had experienced separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. An investigation of those intrusions supported by third-party data forensics experts is ongoing. The Company believes these criminal intrusions may have resulted in the collection of account numbers, and in some cases also the expiration date, other numerical information and/or the cardholder’s name. With respect to the intrusion announced in August 2014, the Company currently believes that this information may have been collected from payment cards used during the period of June 22 (at the earliest) through July 17 (at the latest), 2014, at 209 SUPERVALU owned or franchised stores and stand-alone liquor stores, which stores operate under the Cub Foods, Farm Fresh, Hornbacher’s, Shop ’n Save, and Shoppers Food & Pharmacy banners. With respect to the intrusion announced in September 2014, the Company currently believes that this information may have been collected from payment cards used at some checkout lanes during the period of August 27 (at the earliest) through September 21 (at the latest), 2014 at four Minnesota franchised Cub Foods stores. As to both intrusions, given the continuing nature of the investigation, it is possible that it will be determined that information was stolen from the Company during one or both of these intrusions or that time frames, locations, at-risk data, and/or other facts in addition to those described above will be identified in the future.
The intrusions are discussed in detail in Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1, including the Company’s response to the intrusions, the status of related investigations, proceedings and litigation, insurance coverage, expenses and the impact on sales.

THIRD QUARTER RESULTS OF OPERATIONS
The following discussion summarizes operating results in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014:

	Third Quarter Ended
	November 29, 2014 (12 weeks)	% of Net sales	November 30, 2013 (12 weeks)	% of Net sales
Net sales	$4,204	100.0%	$4,012	100.0%
Cost of sales	3,611	85.9	3,443	85.8
Gross profit	593	14.1	569	14.2
Selling and administrative expenses	537	12.8	463	11.5
Operating earnings	56	1.3	106	2.6
Interest expense, net	46	1.1	52	1.3
Equity in earnings of unconsolidated affiliates	(1)	—	—	—
Earnings from continuing operations before income taxes	11	0.3	54	1.4
Income tax (benefit) provision	(1)	—	21	0.5
Net earnings from continuing operations	12	0.3	33	0.8
Income (loss) from discontinued operations, net of tax	69	1.6	(1)	(0.1)
Net earnings including noncontrolling interests	81	1.9	32	0.8
Less net earnings attributable to noncontrolling interests	(2)	—	(1)	—
Net earnings attributable to SUPERVALU INC.	$79	1.9%	$31	0.8%

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.04		$0.13
Discontinued operations	$0.27		$(0.01)
Basic net earnings per share	$0.31		$0.12
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.04		$0.12
Discontinued operations	$0.26		$(0.01)
Diluted net earnings per share	$0.30		$0.12
Net Sales
Net sales for the third quarter of fiscal 2015 were $4,204, compared with $4,012 last year, an increase of $192 or 4.8 percent. Independent Business net sales were 46.6 percent of Net sales, Save-A-Lot net sales were 25.7 percent of Net sales, Retail Food net sales were 26.7 percent of Net sales and Corporate TSA fees were 1.0 percent of Net sales for the third quarter of fiscal 2015, compared with 47.7 percent, 24.7 percent, 26.4 percent and 1.2 percent, respectively, for the third quarter of fiscal 2014.
Independent Business net sales for the third quarter of fiscal 2015 were $1,958, compared with $1,912 last year, an increase of $46 or 2.4 percent. The increase is primarily due to increased sales to existing customers and new accounts, offset in part by lost accounts, including lower sales to one NAI banner that completed the transition to self-distribution.
Save-A-Lot net sales for the third quarter of fiscal 2015 were $1,079, compared with $991 last year, an increase of $88 or 8.9 percent. The increase is primarily due to positive network identical store sales of 6.9 percent or $65 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $37 of sales due to new store openings and other revenue, offset in part by a decrease of $14 due to store dispositions by licensees.
Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 8.5 percent or $33 for the third quarter of fiscal 2015. Save-A-Lot corporate identical store sales performance was primarily the result of a 5.1 percent increase in customer count and a 3.2 percent increase in average basket size.

Retail Food net sales for the third quarter of fiscal 2015 were $1,124, compared with $1,061 last year, an increase of $63 or 5.9 percent. Retail Food net sales includes a $37 increase in sales due to newly acquired stores, positive identical store sales of 2.3 percent or $24 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and $7 of higher fuel sales, offset in part by two store closures. Retail Food positive identical store sales performance was primarily a result of a 3.1 percent customer count increase, offset in part by a 0.8 percent decrease in average basket size.
Corporate net sales for the third quarter of fiscal 2015 include fees earned under the TSA of $43, compared with $48 last year, a decrease of $5. The net sales decrease primarily reflects a one-year transition fee earned under the TSA in fiscal 2014 of $60, of which $4 was recognized in the third quarter of fiscal 2014.
Gross Profit
Gross profit for the third quarter of fiscal 2015 was $593, compared with $569 last year, an increase of $24 or 4.2 percent. Gross profit as a percent of Net sales was 14.1 percent for the third quarter of fiscal 2015, compared with 14.2 percent last year. Gross profit for the third quarter of fiscal 2014 included a $3 multiemployer pension plan withdrawal charge. When adjusted for this item, the remaining $21 increase in Gross profit is primarily due to $32 from increased sales and $7 of lower logistics, merchandising and employee costs, offset in part by $7 of higher shrink and investments to lower prices to customers, a $5 decrease in earned TSA fees primarily due to last year’s one-year transition fee, a $4 higher LIFO charge and $4 of higher advertising costs.
Independent Business gross profit for the third quarter of fiscal 2015 was $93 or 4.7 percent of Independent Business net sales, compared with $84 or 4.4 percent last year. Independent Business gross profit for the third quarter of fiscal 2014 included a $3 multiemployer pension plan withdrawal charge. When adjusted for this item, Independent Business gross profit increased by $6, primarily due to $4 of lower logistics and merchandising costs and $2 from higher sales.
Save-A-Lot gross profit for the third quarter of fiscal 2015 was $159 or 14.7 percent of Save-A-Lot net sales, compared with $149 or 15.0 percent last year. Save-A-Lot gross profit increased $13 due to increased sales. The 30 basis point decrease in Save-A-Lot gross profit rate is primarily due to $4 of higher advertising costs.
Retail Food gross profit for the third quarter of fiscal 2015 was $298 or 26.5 percent of Retail Food net sales, compared with $288 or 27.0 percent last year. Retail Food gross profit increased $17 due to increased sales. The 50 basis point decrease in Retail Food gross profit rate is primarily due to $5 of investments to lower prices to customers and shrink and a $3 higher LIFO charge.
Selling and Administrative Expenses
Selling and administrative expenses for the third quarter of fiscal 2015 were $537 compared with $463 last year, an increase of $74 or 16.0 percent. Selling and administrative expenses for the third quarter of fiscal 2015 include a $63 non-cash pension settlement charge and $1 of information technology intrusion costs, net of insurance recoverable. Selling and administrative expenses for the third quarter of fiscal 2014 included $1 of net charges and costs, comprised of asset impairment and other charges of $2 and contract breakage and other costs of $1, offset in part by a gain on sale of property of $1 and a reduction of previously accrued severance costs of $1. When adjusted for these items, the remaining $11 increase in Selling and administrative expenses is primarily due to $26 of higher expenses from increased sales volume, offset in part by $11 of lower net periodic pension expense and $5 of lower depreciation and amortization.
Selling and administrative expenses for third quarter of fiscal 2015 were 12.8 percent of Net sales, compared with 11.5 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales for the third quarter of fiscal 2015 included 150 basis points from the $64 net charges described above. After adjusting for the above items, the remaining 20 basis point net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to reduced net periodic pension and depreciation and amortization expense.
Operating Earnings
Operating earnings for the third quarter of fiscal 2015 were $56, compared with $106 last year, a decrease of $50 or 47.2 percent. Operating earnings for the third quarter of fiscal 2015 include net charges and costs of $64, comprised of a non-cash pension settlement charge and information technology intrusion costs, net of insurance recoverable, discussed above. Operating earnings for the third quarter of fiscal 2014 included net charges and costs of $4, comprised of a multiemployer pension plan withdrawal charge, asset impairment and other charges and contract breakage and other costs, offset in part by a gain on sale of property and a reduction of previously accrued severance costs discussed above. When adjusted for these items, the remaining $10 increase in Operating earnings is primarily due to $11 of lower net periodic pension expense, $9 of lower depreciation expense and occupancy costs and $6 of higher operating earnings from increased sales volume, offset in part by $7 of incremental investments to lower prices to customers and shrink, $5 of lower TSA fees primarily due to the one-year transition fee recognized last year, $4 of a higher LIFO charge and $4 of higher advertising costs.
Independent Business operating earnings for the third quarter of fiscal 2015 were $60, or 3.1 percent of Independent Business net sales, compared with $53, or 2.8 percent last year. Independent Business operating earnings for the third quarter of fiscal 2014 included a $3 multiemployer pension plan withdrawal charge and $2 of asset impairment and other charges, offset in part by a $1 gain on sale of property. When adjusted for these items, the remaining $3 increase in Independent Business operating earnings is primarily due to higher operating earnings from increased sales volume, lower depreciation and amortization and lower logistics and merchandising costs.
Save-A-Lot operating earnings for the third quarter of fiscal 2015 were $34, or 3.2 percent of Save-A-Lot net sales, compared with $40, or 4.1 percent last year. The $6 decrease in Save-A-Lot’s operating earnings is primarily due to $4 of higher advertising costs, $4 of higher employee-related costs and $2 of higher occupancy costs due to new store openings, offset in part by $4 of higher operating earnings from increased sales volume.
Retail Food operating earnings for the third quarter of fiscal 2015 were $28, or 2.5 percent of Retail Food net sales, compared with $25 or 2.3 percent last year. Retail Food operating earnings for the third quarter of fiscal 2014 included a $1 reduction of previously accrued severance costs. When adjusted for this item, the remaining $4 increase in Retail Food operating earnings is primarily due to $5 of lower depreciation expense and occupancy costs, $4 of lower contracted services costs and other administrative costs, and $3 of lower employee-related costs and increased operating earnings from higher sales, offset in part by $5 of higher incremental investments to lower prices to customers and shrink, and a $3 higher LIFO charge.
Corporate operating loss for the third quarter of fiscal 2015 was $66, compared with $12 last year. Corporate operating loss for the third quarter of fiscal 2015 includes $64 of non-cash pension settlement charge and information technology intrusion costs, net of insurance recoverable, discussed above. Corporate operating loss for the third quarter of fiscal 2014 included $1 of contract breakage and other costs. When adjusted for these items, the remaining $9 decrease in Corporate operating loss is primarily due to $11 of lower net periodic pension expense and $4 of lower occupancy costs, offset in part by $5 of lower TSA fees primarily from the one-year transition TSA fee.
Interest Expense, Net
Interest expense, net was $46 for the third quarter of fiscal 2015, compared with $52 last year. Interest expense, net for the third quarter of fiscal 2015 includes $1 of costs related to interest expense on the additional $350 of senior notes outstanding during the third quarter included within Interest expense, net. The remaining decrease reflects lower average interest rates on lower outstanding debt balances.
Income Tax (Benefit) Provision
Income tax benefit on continuing operations earnings for the third quarter of fiscal 2015 was $1, or 8.9 percent of earnings from continuing operations before income taxes, compared with income tax expense of $21, or 38.6 percent of earnings from continuing operations before income taxes, last year. The decrease in the effective tax rate is primarily due to $3 of discrete tax benefits.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the third quarter of fiscal 2015 were $12, compared with $33 last year. Net earnings from continuing operations for the third quarter of fiscal 2015 include $37 of after-tax net charges and costs, comprised of a non-cash pension settlement charge, information technology intrusion costs, net of insurance recoverable, and debt refinancing costs discussed above. Net earnings from continuing operations for the third quarter of fiscal 2014 included $3 of after-tax net charges and costs, comprised of a multiemployer pension plan withdrawal charge, asset impairment and other charges and contract breakage and other costs, offset in part by a gain on sale of property and a reduction of previously accrued severance costs discussed above. When adjusted for these items, the remaining $13 after-tax increase in Net earnings from continuing operations is due to $7 of lower net periodic pension expense, $6 of lower depreciation expense and occupancy costs, $4 of lower interest expense,$4 of discrete tax benefits and permanent tax rate benefits, and $4 of higher earnings from increased sales, offset in part by $5 of investments to lower prices to customers and shrink, $3 of lower TSA fees primarily from the one-year transition fee and $4 of a higher LIFO charge and higher advertising expenses.

Income (Loss) from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, was $69 for the third quarter of fiscal 2015, compared with a loss from discontinued operations, net of tax, of $1 last year. Income from discontinued operations for the third quarter of fiscal 2015 reflects net discrete tax benefits of $69 primarily related to tangible property repair regulations and other deduction-related changes. In connection with discussions on a possible amendment to the TSA, the Company is in discussions with NAI and Albertson’s LLC on whether the Company will pay an amount equivalent to any portion of the related tax refund to NAI and Albertson’s LLC.  The discussions on a possible amendment to the TSA are to address operational considerations that could arise as a result of the Safeway Merger and certain other matters related to the TSA.  See Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1.

YEAR-TO-DATE RESULTS OF OPERATIONS
The following discussion summarizes operating results for fiscal 2015 year-to-date compared to fiscal 2014 year-to-date:

	Year-To-Date Ended
	November 29, 2014 (40 weeks)	% of Net sales	November 30, 2013 (40 weeks)	% of Net sales
Net sales	$13,456	100.0%	$13,200	100.0%
Cost of sales	11,539	85.8	11,260	85.3
Gross profit	1,917	14.2	1,940	14.7
Selling and administrative expenses	1,632	12.1	1,638	12.4
Operating earnings	285	2.1	302	2.3
Interest expense, net	156	1.2	352	2.7
Equity in earnings of unconsolidated affiliates	(3)	—	(2)	—
Earnings (loss) from continuing operations before income taxes	132	1.0	(48)	(0.4)
Income tax provision (benefit)	41	0.3	(19)	(0.1)
Net earnings (loss) from continuing operations	91	0.7	(29)	(0.2)
Income from discontinued operations, net of tax	68	0.5	190	1.4
Net earnings including noncontrolling interests	159	1.2	161	1.2
Less net earnings attributable to noncontrolling interests	(6)	—	(5)	—
Net earnings attributable to SUPERVALU INC.	$153	1.1%	$156	1.2%

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.33		$(0.13)
Discontinued operations	$0.26		$0.75
Basic net earnings per share	$0.59		$0.61
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.33		$(0.13)
Discontinued operations	$0.26		$0.74
Diluted net earnings per share	$0.58		$0.61
Net Sales
Net sales for fiscal 2015 year-to-date were $13,456, compared with $13,200 last year, an increase of $256 or 1.9 percent. Independent Business net sales were 45.9 percent of Net sales, Save-A-Lot net sales were 25.8 percent of Net sales, Retail Food net sales were 27.2 percent of Net sales and Corporate TSA fees were 1.1 percent of Net sales for fiscal 2015 year-to-date, compared with 47.1 percent, 24.4 percent, 27.0 percent and 1.5 percent, respectively, for last year.
Independent Business net sales for fiscal 2015 year-to-date were $6,178, compared with $6,215 last year, a decrease of $37 or 0.6 percent. The decrease is primarily due to lost accounts, including lower sales to one NAI banner that completed the transition to self-distribution part way through the year and the loss of one of the Company's larger customers, and lower military and other sales, offset in part by increased sales to new accounts and existing customers.

Save-A-Lot net sales for fiscal 2015 year-to-date were $3,477, compared with $3,229 last year, an increase of $248 or 7.7 percent. The increase is primarily due to positive network identical store sales of 6.4 percent or $194 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions) and $102 of sales due to new store openings and other revenue, offset in part by a decrease of $48 due to store dispositions by licensees.
Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 7.9 percent or $101 for fiscal 2015 year-to-date. Save-A-Lot corporate identical store sales performance was primarily a result of a 5.8 percent increase in customer count and a 2.0 percent increase in average basket size.
Retail Food net sales for fiscal 2015 year-to-date were $3,656, compared with $3,562 last year, an increase of $94 or 2.6 percent. Retail Food net sales includes a $60 increase in sales due to newly acquired stores, positive identical store sales of 1.0 percent or $36 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and $10 of higher fuel sales, offset in part by two store closures. Retail Food positive identical store sales performance was primarily a result of a 2.3 percent customer count increase, offset in part by a 1.3 percent decrease in average basket size.
Corporate net sales for fiscal 2015 year-to-date include fees earned under the TSA of $145, compared with $194 last year, a decrease of $49. The net sales decrease reflects a one-year transition fee earned under the TSA in fiscal 2014 of $60, of which $58 was recognized during fiscal 2014 year-to-date, offset in part by higher fees earned during the first quarter of fiscal 2015 due to the timing of the sale of NAI, which closed on March 21, 2013, the commencement date of the TSA.
Gross Profit
Gross profit for fiscal 2015 year-to-date was $1,917, compared with $1,940 last year, a decrease of $23 or 1.2 percent. Gross profit as a percent of Net sales was 14.2 percent for fiscal 2015 year-to-date, compared with 14.7 percent last year. TSA fees included within Gross profit declined by $49, impacting Gross profit as a percent of Net sales by 30 basis points, predominantly related to the one-year transition fee recognized last year. Last year's Gross profit included a $3 multiemployer pension plan withdrawal charge. After adjusting for this charge and the TSA fees, the remaining $23 increase in Gross profit is primarily due to $62 of higher gross profit from increased sales, $10 of lower employee-related costs and $5 of lower depreciation and other costs of sales, offset in part by $34 of incremental investments to lower prices to customers, higher shrink, stronger private brands’ pricing support and other margin investments, $11 of higher advertising costs and a $9 higher LIFO charge.
Independent Business gross profit was $292 or 4.7 percent of Independent Business net sales, compared with $294 or 4.7 percent last year. Independent Business gross profit for fiscal 2014 year-to-date included a $3 multiemployer pension plan withdrawal charge. When adjusted for this item, the remaining $5 decrease in Independent Business gross profit was primarily due to gross margin investments, including stronger private brands’ pricing support and other margin investments, offset by lower employee-related costs.
Save-A-Lot gross profit was $504 or 14.5 percent of Save-A-Lot net sales, compared with $499 or 15.4 percent last year. Save-A-Lot gross profit increased $38 from higher sales volumes, offset by a 90 basis point decrease in Save-A-Lot gross profit rate primarily due to $21 of incremental investments to lower prices to customers and higher shrink and $12 of higher advertising costs.
Retail Food gross profit was $976 or 26.7 percent of Retail Food net sales, compared with $953 or 26.7 percent last year. Retail Food gross profit increased $25 from higher sales volume. Retail Food gross profit rate included a $7 higher LIFO charge, additional private brands expense, lower shrink, and incremental investments to lower prices to customers, offset in part by $7 of lower employee-related costs.

Selling and Administrative Expenses
Selling and administrative expenses for fiscal 2015 year-to-date were $1,632 compared with $1,638 last year, a decrease of $6 or 0.4 percent. Selling and administrative expenses for fiscal 2015 year-to-date include net charges and costs of $66, comprised of a non-cash pension settlement charge of $63, information technology intrusion costs, net of insurance recoverable, of $2 and severance costs of $1. Selling and administrative expenses for fiscal 2014 year-to-date included net charges and costs of $50, comprised of severance costs and accelerated stock-based compensation charges of $38, asset impairment and other charges of $16, contract breakage and other costs of $6 and a legal settlement charge of $5, offset in part by a gain on sale of property of $15. When adjusted for these items, the remaining $22 reduction in Selling and administrative expenses is primarily due to $36 of lower net periodic pension expense, $30 of reduced depreciation and amortization expense and occupancy costs and $5 of lower employee-related costs, offset in part by $51 of higher expenses from increased sales volume.
Selling and administrative expenses for fiscal 2015 year-to-date were 12.1 percent of Net sales, compared with 12.4 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales for fiscal 2015 year-to-date included 50 basis points from the net charges and costs of $66 described above. Selling and administrative expenses as a percent of Net sales for fiscal 2014 year-to-date included 40 basis points from the net charges and costs of $50 described above. After adjusting for the above items, the remaining 40 basis point net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to lower net periodic pension expense, reduced depreciation and amortization expense and occupancy costs, and lower employee-related costs.
Operating Earnings
Operating earnings for fiscal 2015 year-to-date were $285, compared with $302 last year, a decrease of $17 or 5.6 percent. Operating earnings for fiscal 2015 year-to-date include net charges and costs of $66, comprised of a non-cash pension settlement charge, information technology intrusion costs, net of insurance recoverable, and severance costs discussed above. Operating earnings for fiscal 2014 year-to-date included net charges and cost of $53, comprised of severance costs and accelerated stock-based compensation charges of $38, asset impairment and other charges of $16, contract breakage and other costs of $6, a legal settlement charge of $5 and a multiemployer pension plan withdrawal charge of $3, offset in part by a gain on sale of property of $15. When adjusted for these items, the remaining $4 decrease in Operating earnings is primarily due to $49 of lower TSA fees primarily due to the one-year transition fee recognized last year, $34 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing support and other margin investments, $11 of higher advertising costs and a $9 higher LIFO charge, offset in part by $36 of lower net periodic pension expense, $30 of reduced depreciation and amortization expense and occupancy costs, $15 of lower employee-related costs, $11 of higher earnings from increased sales and $7 of lower other administrative and other costs of sales.
Independent Business operating earnings for fiscal 2015 year-to-date were $180, or 2.9 percent of Independent Business net sales, compared with $181, or 2.9 percent last year. Independent Business operating earnings for fiscal 2015 year-to-date include $1 of severance costs. Independent Business operating earnings for fiscal 2014 year-to-date included charges and costs of $4, comprised of severance costs and accelerated stock-based compensation costs of $13, a multiemployer pension plan withdrawal charge of $3, asset impairment and other charges of $2 and contract breakage costs of $1, offset in part by a gain on sale of property of $15. When adjusted for these items, the remaining $4 decrease in Independent Business operating earnings is primarily due to lower margins from stronger private brands pricing support and other margin investments, higher employee-related costs and a higher LIFO charge, offset in part by lower depreciation expense and fees received from early supply agreement termination.
Save-A-Lot operating earnings for fiscal 2015 year-to-date were $106, or 3.0 percent of Save-A-Lot net sales, compared with $124, or 3.8 percent last year. Save-A-Lot operating earnings for fiscal 2014 year-to-date included charges and costs of $10, comprised of a legal settlement charge of $5, asset impairment and other charges of $3 and severance costs of $2. When adjusted for these items, the remaining $28 decrease in Save-A-Lot operating earnings is primarily due to $21 of incremental investments to lower prices to customers and higher shrink, $12 of higher advertising costs, and higher other operating costs, offset in part by $10 of higher earnings from increased sales.
Retail Food operating earnings for fiscal 2015 year-to-date were $78, or 2.1 percent of Retail Food net sales, compared with $39, or 1.1 percent last year. Retail Food operating earnings for fiscal 2014 year-to-date included charges of $17, comprised of asset impairment and other charges of $9, severance costs and accelerated stock-based compensation charges of $6 and contract breakage and other costs of $2. When adjusted for these items, the remaining $22 increase in Retail Food operating earnings is primarily due to $15 of lower depreciation expense and $14 of lower employee-related and contracted services costs, offset in part by $7 of a higher LIFO charge.
Corporate operating loss for fiscal 2015 year-to-date was $79, compared with $42 last year. Corporate expenses for fiscal 2015 year-to-date include a $63 non-cash pension settlement charge and $2 of information technology intrusion costs, net of insurance recoverable. Corporate expenses for fiscal 2014 year-to-date included charges of $22, comprised of severance costs and accelerated stock-based compensation charges of $17, contract breakage and other costs of $3 and asset impairment and other charges of $2. When adjusted for these items, the remaining $6 net decrease in Corporate operating loss was primarily due to $36 of lower net periodic pension expense, $11 of lower employee-related costs and $10 of lower occupancy costs, offset in part by $49 of lower TSA fees primarily due to the one-year transition fee recognized last year.
Interest Expense, Net
Interest expense, net for fiscal 2015 year-to-date was $156, compared with $352 last year. Interest expense, net for fiscal 2015 year-to-date includes $2 of unamortized financing cost charges related to the Company’s first amendment to the Revolving ABL Credit Facility discussed under “Liquidity and Capital Resources” below and $1 of costs related to interest expense on the additional senior notes outstanding during the third quarter. Interest expense, net for fiscal 2014 year-to-date included $98 of unamortized financing cost charges and original issue discount acceleration and $71 of debt refinancing costs related to refinancing activities in conjunction with the sale of NAI and subsequent refinancing activities. When adjusted for these items, the remaining $30 decrease in Interest expense, net is primarily due to lower average interest rates on lower outstanding debt balances.
Income Tax Provision (Benefit)
Income tax expense on continuing operations earnings for fiscal 2015 year-to-date was $41, or 31.0 percent of earnings from continuing operations before income taxes, compared with an income tax benefit of $19, or 39.4 percent of loss from continuing operations before income taxes, last year. The change in the effective tax rate is primarily due to $7 of discrete tax benefits, primarily related to state audit settlements and the pension settlement charge, and $2 of discrete tax expenses recorded in fiscal 2015 year-to-date.
Net Earnings (Loss) from Continuing Operations
Net earnings from continuing operations for fiscal 2015 year-to-date were $91, compared with a Net loss from continuing operations of $29 last year. Net earnings from continuing operations for fiscal 2015 year-to-date include $40 of after-tax charges and costs related to a pension settlement charge, unamortized financing cost charges, net information technology intrusion costs, severance costs and debt refinancing costs discussed above. Net loss from continuing operations for fiscal 2014 year-to-date included $136 of after-tax net charges and costs primarily related to debt refinancing activity, severance costs and acceleration of stock-based compensation charges, asset impairment, contract breakage costs, a legal settlement charge and a multiemployer pension plan withdrawal charge, offset in part by a gain on sale of property discussed above. When adjusted for these items, the remaining $24 after-tax increase in Net earnings (loss) from continuing operations is primarily due to $22 of lower net periodic pension expense, $18 of lower interest expense, $18 of lower depreciation expense and occupancy costs, $9 of lower employee-related costs, $7 of higher earnings from increased sales, $7 of net discrete tax benefits and permanent tax rate benefits and $4 of lower other administrative and other costs of sales, offset in part by $30 of lower TSA fees primarily due to the one-year transition fee recognized last year, $21 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing and other margin investments, $7 of higher advertising costs and a $5 higher LIFO charge.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, was $68 for fiscal 2015 year-to-date, compared with $190 last year. Income from discontinued operations for year-to-date fiscal 2015 reflects net discrete tax benefits of $65 primarily related to tangible property repair regulations and other deduction related changes, property tax refunds and interest income resulting from settlement of income tax audits. In connection with discussions on a possible amendment to the TSA, the Company is in discussions with NAI and Albertson’s LLC on whether the Company will pay an amount equivalent to any portion of the related tax refund to NAI and Albertson’s LLC.  The discussions on a possible amendment to the TSA are to address operational considerations that could arise as a result of the Safeway Merger and certain other matters related to the TSA. See Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1.
Discontinued operations results for fiscal 2014 year-to-date reflected the completion of the sale of NAI on March 21, 2013, net discrete tax benefits of $112 and a reduction to the loss on sale of NAI of $90, offset in part by severance and other costs of $13.

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
The following summarizes the calculation of Adjusted EBITDA for the third quarters of fiscal 2015 and 2014 and year-to-date periods ended November 29, 2014 and November 30, 2013:

	Third Quarter Ended		Year-To-Date Ended
	November 29, 2014 (12 weeks)	November 30, 2013 (12 weeks)	November 29, 2014 (40 weeks)	November 30, 2013 (40 weeks)
Net earnings (loss) from continuing operations	$12	$33	$91	$(29)
Less net earnings attributable to noncontrolling interests	(2)	(1)	(6)	(5)
Income tax (benefit) provision	(1)	21	41	(19)
Interest expense, net	46	52	156	352
Depreciation and amortization	65	67	219	235
LIFO charge (credit)	3	(1)	7	(2)
Unusual employee-related costs and pension related items	63	2	64	41
Asset impairment and other charges, net of gains	—	1	—	1
Legal settlement charges	—	—	—	5
Contract breakage costs and certain other charges	—	1	—	6
Information technology intrusion costs, net of insurance recoverable	1	—	2	—
Adjusted EBITDA	$187	$175	$574	$585
Comparison of Third Quarter Fiscal 2015 Adjusted EBITDA to Third Quarter Fiscal 2014 Adjusted EBITDA
Adjusted EBITDA for the third quarter of fiscal 2015 was $187, or 4.4 percent of Net sales, compared with $175, or 4.4 percent of Net sales last year, an increase of $12. The increase in Adjusted EBITDA is primarily due to $11 of lower net periodic pension expense and $10 of higher earnings from increased sales, offset in part by $5 of lower TSA fees primarily due to the one-year transition fee recognized last year and $4 of higher advertising costs.
Comparison of Fiscal 2015 Year-To-Date Adjusted EBITDA to Fiscal 2014 Year-To-Date Adjusted EBITDA
Adjusted EBITDA for fiscal 2015 year-to-date was $574, or 4.3 percent of Net sales, compared with $585, or 4.4 percent of Net sales last year, a decrease of $11, or 10 basis points. The decrease in Adjusted EBITDA is primarily due to $49 of lower TSA fees primarily due to the one-year transition fee recognized last year, which covered last year's transitional employee and occupancy costs included within Adjusted EBITDA, $34 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing support and other margin investments, and $11 of higher advertising costs, offset in part by $36 of lower net periodic pension expense, $18 of higher earnings from increased sales, $15 of lower employee-related costs and $12 of lower occupancy costs, other administrative costs and other costs of sales.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. The Company’s primary source of liquidity is from internally generated funds and from borrowing capacity under its credit facilities. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuance    s and its credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures as opportunities arise. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels or that it will continually have access to credit on acceptable terms. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on the Company’s operating cash flow, which may limit the Company’s ability to pay down its outstanding indebtedness as planned.
Unused available credit under the Revolving ABL Credit Facility (as defined below) was $787 and $786 as of November 29, 2014 and February 22, 2014, respectively. Working capital was $486 and $254 excluding the LIFO reserve as of November 29, 2014 and February 22, 2014, respectively. The increase in working capital when compared with February 22, 2014 is primarily due to seasonal inventory increases.
Aggregate debt maturities due in the remainder of fiscal 2015 and fiscal 2016 were $3 and $13, respectively, as of November 29, 2014. Aggregate debt maturities in fiscal 2016 are exclusive of any Excess Cash Flow prepayment requirements under the provisions of the Secured Term Loan Facility (as defined below), as that prepayment amount, if any, is not reasonably estimable as of November 29, 2014. Payments to reduce capital lease obligations are expected to total approximately $27 in both fiscal 2015 and 2016.

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
Cash Flow Information
Operating Activities
Net cash provided by (used in) operating activities from continuing operations was $104 and $(163) for fiscal 2015 and 2014 year-to-date, respectively. The increase in net cash provided by operating activities from continuing operations compared to last year is primarily attributable to a decrease in cash utilized in operating assets and liabilities, including income taxes, accrued liabilities and interest payable, offset in part by an increase in cash used in inventories.
Net cash provided by (used in) operating activities from discontinued operations was $2 and $(101) for fiscal 2015 and 2014 year-to-date, respectively. Net cash used in fiscal 2014 reflects the completion of the sale of NAI and cash payments made for accrued liabilities and accounts payable related to the sale of NAI during the first quarter of fiscal 2014.
Investing Activities
Net cash used in investing activities from continuing operations was $209 and $42 for fiscal 2015 and 2014 year-to-date, respectively. The increase in cash used in investing activities in fiscal 2015 year-to-date compared to last year is primarily attributable to additional cash used for capital expenditures for Retail Food store remodels, new Save-A-Lot stores and the Company's supply chain, and cash used in business acquisitions.
Net cash provided by investing activities from discontinued operations was $127 for fiscal 2014 year-to-date, reflecting proceeds received from the sale of NAI and NAI note receivable collections, offset in part by purchases of discontinued operations’ property, plant and equipment.
Financing Activities
Net cash provided by financing activities from continuing operations was $438 and $138 for fiscal 2015 and 2014 year-to-date, respectively. The increase in cash provided by financing activities in fiscal 2015 year-to-date compared to last year is primarily due to $329 higher net proceeds from debt borrowings primarily attributable to the issuance of the 2022 Notes (as defined below) and $140 of lower financing costs, offset in part by $170 of proceeds received from the sale of the Company’s common stock to Symphony Investors LLC (an affiliate of an investor consortium led by Cerberus Capital Management, L.P.) in connection with the sale of NAI in the first quarter of fiscal 2014.
Net cash used in the financing activities of discontinued operations was $36 for fiscal 2014 year-to-date, reflecting payments on capital lease and long-term debt obligations prior to the sale of NAI.
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
Senior Secured Credit Agreements
As of November 29, 2014 and February 22, 2014, the Company had outstanding borrowings of $1,472 and $1,474, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 3.50 percent and includes a floor on LIBOR set at 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan

Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the parent entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of November 29, 2014 and February 22, 2014, there was $778 and $787, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the discount, $8 and $0 of the Secured Term Loan Facility was classified as current as of November 29, 2014 and February 22, 2014 respectively.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Beginning with the fiscal year ended February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2015 is not reasonably estimable as of November 29, 2014.
As of November 29, 2014 and February 22, 2014, there were $134 and $0, respectively, outstanding borrowings under the Revolving ABL Credit Facility. As of November 29, 2014, letters of credit outstanding under the Revolving ABL Credit Facility were $79 at fees of 1.625 percent, and the unused available credit under this facility was $787 with facility fees of 0.375 percent. As of February 22, 2014, letters of credit outstanding under the Company’s previous revolving credit facility due March 2018 were $101 at fees of 2.125 percent, and the unused available credit under this facility was $786 with facility fees of 0.375 percent. As of November 29, 2014 and February 22, 2014, the Revolving ABL Credit Facility and the Company’s previous revolving credit facility due March 2018 were secured on a first priority basis by $1,326 and $1,066, respectively, of certain inventory assets included in Inventories, net, all eligible receivables included in Receivables, net, all of the Company’s pharmacy scripts included in Intangible assets, net and all credit card receivables of wholly-owned stores included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
On April 17, 2014, the Company entered into an amendment (the “First ABL Amendment”) to its Revolving ABL Credit Facility that reduced the interest rates to LIBOR plus 1.50 percent to LIBOR plus 2.00 percent or prime plus 0.50 percent to 1.00 percent, depending on utilization. The First ABL Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the Company’s 8.00 percent Senior Notes due May 2016 (the "2016 Notes") remained outstanding as of that date. The springing maturity provision was replaced with a springing reserve provision that calls for a reserve to be placed against availability under the facility in the amount of any outstanding Material Indebtedness (as defined in the facility) that is due within 30 days of the date the reserve is established. The First ABL Amendment also amended the facility to provide that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500 instead of $250 as was in effect prior to the First ABL Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions. In addition, the First ABL Amendment extended the maturity date of the facility to February 21, 2019 and contains modified covenants to give the Company additional strategic and operational flexibility.
On September 30, 2014, the Company entered into a second amendment (the “Second ABL Amendment”) to its Revolving ABL Credit Facility that extended the maturity date of the facility to September 30, 2019 from its prior maturity date of February 21, 2019. The Second ABL Amendment also added a springing maturity provision that would accelerate the maturity of the facility to 90 days prior to the scheduled maturity date of the Secured Term Loan Facility if there are any obligations outstanding under the Secured Term Loan Facility as of that date. By extending the maturity date of the Revolving ABL Credit Facility to a date at least six months later than the maturity date of the Secured Term Loan Facility, the Company now has greater flexibility to prepay the 2016 Notes with proceeds of the Revolving ABL Credit Facility.
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the year-to-date period ended November 29, 2014, the Company borrowed $2,556 and repaid $2,422 under its Revolving ABL Credit Facility and its previous revolving credit facility due March 2018. During the year-to-date period ended November 30, 2013, the Company borrowed $3,129 and repaid $3,123 under its previous revolving credit facilities. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of November 29, 2014, the aggregate cap on Restricted Payments was approximately $300. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures

In the third quarter ended November 29, 2014, the Company issued $350 of 7.75 percent Senior Notes due November 2022 (the “2022 Notes”) under its shelf registration statement. Financing costs of approximately $3 were paid, capitalized and included in Other assets on the Condensed Consolidated Balance Sheets.

Simultaneously with the issuance of the 2022 Notes, the Company delivered a 30 day redemption notice for $350 of 2016 Notes. The 30 day notice was required for the redemption, resulting in the Company having $347 of additional cash and cash equivalents as of November 29, 2014 from net proceeds from the 2022 Notes. Subsequent to the third quarter ended November 29, 2014, the net proceeds from the 2022 Notes, together with borrowings under the ABL Credit Facility, were used to fund the redemption of $350 of outstanding 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes, and the applicable redemption premium of approximately $35. In addition, non-cash charges of $5 for the write-off of existing unamortized financing costs on the redemption of the 2016 Notes were incurred subsequent to the third quarter ended November 29, 2014.

The $400 of 6.75 percent Senior Notes due June 2021, the $350 of 2022 Notes and the remaining $278 of 2016 Notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.
Capital Expenditures
Capital expenditures for fiscal 2015 year-to-date were $165, excluding cash paid for business acquisitions, and primarily consisted of investments in Retail Food store remodels, new Save-A-Lot stores and the Company's supply chain and information technology. In addition, during fiscal 2015 year-to-date the Company paid $55 for the purchase of Rainbow and licensed Save-A-Lot stores. Capital expenditures and cash paid for business acquisitions for fiscal 2015 are projected to be approximately $280 to $290, including capital lease additions.

Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $115 and $122 in fiscal 2015 and 2014 year-to-date, respectively, in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) minimum requirements. Cash contributions decreased in fiscal 2015 year-to-date compared to fiscal 2014 year-to-date due to $50 of contributions made in the first quarter of fiscal 2014 prior to the sale of NAI. In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Highway and Transportation Funding Act includes a provision for interest rate stabilization for defined benefit employee pension plans. As a result of this stabilization provision, the Company expects its required pension contributions to the SUPERVALU INC. Retirement Plan to decrease significantly for the next several years. The Company anticipates fiscal 2015 contributions to pension and other postretirement benefit plans, including excess contributions under the amended term sheet with AB Acquisition LLC (“AB Acquisition”) and the Pension Benefit Guaranty Corporation (the “PBGC”) as described below, will be approximately $120 to $125.
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
The Company and AB Acquisition entered into a binding term sheet with the PBGC relating to issues regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. The agreement required that the Company not pay any dividends to its stockholders at any time for the period beginning on January 9, 2013 and ending on the earliest of (i) March 21, 2018, (ii) the date on which the total of all contributions made to the SUPERVALU Retirement Plan on or after the closing date of the sale of NAI is at least $450 and (iii) the date on which SUPERVALU’s unsecured credit rating is BB+ from Standard & Poor’s or Ba1 from Moody’s (such earliest date, the end of the “PBGC Protection Period”). The Company had also agreed to make $100 in aggregate contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the end of fiscal years 2015 – 2017 (where such fiscal years end during the PBGC Protection Period), and AB Acquisition had agreed to provide a guarantee to the PBGC for such excess payments. On September 11, 2014, the Company, AB Acquisition and the PBGC amended the term sheet. Pursuant to that amendment, the Company made excess contributions of $47 to the SUPERVALU Retirement Plan and the PBGC Protection Period ended on September 15, 2014. Including these excess contributions and the impact of the Highway and Transportation Funding Act of 2014 on pension funding requirements described above, the Company anticipates fiscal 2015 total contributions to pension and other postretirement benefit plans to be approximately $120 to $125. The Company is no longer restricted by the term sheet from paying dividends to its stockholders and has fully satisfied its obligations to make excess contributions to the SUPERVALU Retirement Plan. While the Company is no longer restricted from paying dividends to its stockholders under the term sheet, the Company has no current intent to resume paying dividends. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that the Company’s Board of Directors may deem relevant. In addition, as described above in Senior Secured Credit Agreements, the Company is limited in the aggregate amount of dividends that the Company may pay during the term of its Secured Term Loan Facility and would need to meet certain conditions in the Secured Term Loan Facility and the Revolving ABL Credit Facility before paying a dividend.
During the third quarter of fiscal 2015, the Company made lump sum settlement payments to certain deferred vested pension plan participants under a lump sum payment option window. The payments were equal to the present value of the participant’s pension benefits, and were made to certain former employees who were deferred vested participants in the SUPERVALU INC. Retirement Plan (the “SUPERVALU Retirement Plan”), who had not yet begun receiving monthly pension benefit payments and who elected to participate in the lump sum payment option window. In fiscal 2015 year-to-date, the SUPERVALU Retirement Plan made lump sum settlement payments of approximately $267. The lump sum settlement payments resulted in a non-cash pension settlement charge of $63 from the acceleration of a portion of the accumulated unrecognized actuarial loss. As a result of the lump sum settlements, the SUPERVALU Retirement Plan assets and liabilities were re-measured at November 29, 2014 using a discount rate of 4.1 percent, an expected rate of return on plan assets of 6.5 percent and the RP-2014 Generational Mortality Table. The re-measurement resulted in an increase to accumulated other comprehensive loss of $200 pre-tax ($141 after-tax) and a corresponding decrease to the SUPERVALU Retirement Plan's funded status.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has outstanding guarantees to its independent retail customers and is contingently liable under other contractual arrangements. See Part I, Item I in Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption "Guarantees."
Legal Proceedings
The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Part I, Item I, Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements of this Quarterly Report on Form 10-Q, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Multiemployer Pension Plans
The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. During the year-to-date periods ended November 29, 2014 and November 30, 2013, the Company contributed $29 and $28, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements. There have been no material changes in the Company's multiemployer pension plan arrangements. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014 for information regarding these arrangements.
Contractual Obligations
Except as described below and in Note 6—Long-Term Debt in Part I, Item 1, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2014. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014 for additional information regarding the Company’s contractual obligations.

In November 2014, the Company issued $350 of 2022 Notes. Subsequent to the third quarter ended November 29, 2014, the net proceeds from the 2022 Notes, together with borrowings under the Revolving ABL Credit Facility, were used to fund the redemption of $350 of 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes, the applicable redemption premium and estimated transaction fees and expenses. The impact of these transactions to the Company’s long-term debt contractual obligations is primarily an extension of debt maturities, resulting in a decrease of $350 of maturities due in fiscal 2017, with a corresponding increase in maturities due after fiscal 2019. In addition, these transactions resulted in an increase in longer term interest amounts due to the extension of debt maturities and a decrease in nearer term interest amounts due to interest rate reductions. Interest on long-term debt contractual obligations increased $3 for interest due in fiscal 2015, $12 for interest due in fiscal 2016-2017, $54 for interest due in fiscal 2018-2019 and $109 for interest due fiscal years 2020 and beyond as a result of the extension of debt maturities noted above. These changes in long-term debt maturities are exclusive of any payments due under the prepayment provisions of the Company’s Secured Term Loan Facility.
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 29, 2014, the Company had approximately $299 of non-cancelable future purchase obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below and in Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014.
In November 2014, the Company issued $350 of 7.75 percent Senior Notes due 2022. Subsequent to the third quarter ended November 29, 2014, the net proceeds from the 2022 Notes, together with borrowings under the Revolving ABL Credit Facility, were used to fund the redemption of $350 aggregate principal amount of the 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes, the applicable redemption premium and estimated transaction fees and expenses. The impact of these transactions to the Company’s exposure to interest rate risk is primarily an extension of fixed rate maturities at a reduced interest rate.

ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange

Act of 1934) as of November 29, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20,

2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The court granted preliminary approval of the settlement on March 13, 2014 and final approval on July 30, 2014. Payments to class members began in mid-November 2014 and are expected to continue until February 2015. The Company recorded a litigation settlement charge of $5 before tax ($3 after-tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company on August 14, 2014 and September 29, 2014 (the "Criminal Intrusion"). Kenneth Hanff, et. al. v. SUPERVALU INC. was filed in the United States District Court for the District of Minnesota alleging breach of contract, deceptive trade practices, negligence and invasion of privacy. Steve McPeak, et. al. v. SUPERVALU INC. was filed in the United States District Court for the Southern District of Illinois alleging violations of the Federal Stored Communications Act and Illinois Personal Information Protection Act and negligence. Gary Mertz, et. al. v. SUPERVALU INC. and AB Acquisition LLC, was filed in the United States District Court of Minnesota alleging negligence, violations of consumer protection laws and bailment. Alyssa Rocke, et. al. v. SUPERVALU INC., AB Acquisition LLC, and New Albertson’s, Inc. d/b/a Jewel-Osco was filed in the United States District Court for the District of Idaho alleging negligence, gross negligence, negligence per se, breach of implied contract, violations of consumer protection acts, invasion of privacy, breach of confidentiality and assumpsit. Plaintiffs in each action seek the recovery of an unspecified amount of damages. On September 18, 2014, the Company filed a motion before the Judicial Panel on Multidistrict Litigation seeking an order transferring, coordinating and consolidating the cases to the United States District Court for the District of Idaho. On December 16, 2014, the Judicial Panel on Multidistrict Litigation ordered the cases transferred to the District Court in Minnesota.
In December 2014, the United States Department of Labor (the “DOL”), in connection with an audit of the SUPERVALU Group Health Plan (the “Group Health Plan”) and the SUPERVALU Retiree Benefit Plan under the Employee Retirement Income Security Act (“ERISA”), alleged three violations of its regulations relating to loan transactions between the active and retiree plans, the Company’s treatment of three rebates it had received from insurance carriers and a description of the Newborns’ and Mothers’ Health Protection Act by the Company’s third party administrator in its written materials. The Company is in discussions with the DOL regarding these allegations, including whether and, if so, when the Company would be required to make contributions to the trusts that fund the Group Health Plan in order to remediate the alleged loan transactions. While the Company believes that it is reasonably possible that the DOL will require additional contributions to the trusts that fund the Group Health Plan and that the DOL will impose penalties or sanctions, at this time the Company cannot reasonably estimate a range of possible losses because the DOL has not communicated whether and, if so, in what amount it will impose monetary penalties or other sanctions. The Company does not currently believe that the amount of additional contributions, penalties or sanctions, if any, imposed by the DOL would be material to the Company’s consolidated results of operations, cash flows or financial condition.
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
With respect to the IOS, C&S, Criminal Intrusion and DOL matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 22, 2014 and in Part 2, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2014. Other than the risks described below, there were no material changes in risk factors for the Company in the period covered by this report.
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

On September 12, 2014, NAI and Albertson’s LLC each notified the Company that it was exercising its right to renew the term of its respective TSA for an additional year. Pursuant to this notice, the TSA will now expire on September 21, 2016 unless renewed again by notice given no later than September 21, 2015. Pursuant to the terms of the TSA, NAI and Albertson’s LLC may cancel services on 10 weeks’ notice at any of its stores or distribution centers for any reason, including closure or removal of stores or distribution centers from the scope of the TSA. The cancellation of TSA services at stores or distribution centers would reduce the variable fee the Company receives under the Transition Services Agreements beginning ten weeks after the Company receives notice of such cancellation. The cancellation of TSA services at stores or distribution centers before September 21, 2015 would also reduce the fixed fee the Company receives under the TSA during the one-year extension period (from September 22, 2015 to September 21, 2016). NAI and Albertson’s LLC have and may continue to notify the Company of stores and distribution centers that are removed from the TSA. Continued reductions in the number of stores or distribution centers covered by the TSA, with or without reductions in the scope of services, could adversely impact the Company’s results of operations. The Company and NAI and Albertson’s LLC are in discussions on a possible amendment to the TSA to address operational considerations that could arise as a result of the announced acquisition of Safeway Inc. by Albertson's LLC (the “Safeway Merger”) and certain other matters related to the TSA. In connection with those discussions, the Company is discussing with NAI and Albertson’s LLC whether the Company will pay to NAI and Albertson’s LLC an amount equivalent to any portion of a tax refund the Company expects to receive.  For several reasons, including the Safeway Merger and the Company’s discussions with NAI and Albertson’s LLC regarding a possible amendment to the TSA, the Company cannot be certain as to the length or scope of services to be provided by the Company under the TSA. The Company also cannot be certain whether any such transaction would increase the number or accelerate the timing of stores or distribution centers that NAI and/or Albertson’s LLC would remove from the TSA or make it more likely that only one or both TSA would not be extended beyond September 21, 2016.  The uncertainty of how and when the TSA would be wound down and terminated creates challenges for the Company in managing its corporate resources and creates risk that the Company will be required to provide the same scope of services under the TSA but for less revenue based on a lower store and distribution center count and/or termination of one TSA. The impact of the TSA on the Company’s results of operations depends on the revenue being received by the Company and the Company’s ability to manage its cost structure. Any decrease in the revenue received by the Company under the TSA or any increase in the costs to provide services under the TSA or in connection with a wind down and termination of the TSA could adversely impact the Company’s results of operations, including if the Company is not able to manage its cost structure and overhead to appropriately correspond to the loss in revenue.
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
The Company’s ability to continue to perform services under the TSA at the applicable service level or to provide wind down and transition services will depend partly on its ability to attract and retain qualified personnel. Retaining such personnel may be more difficult in connection with an actual or perceived wind down of the TSA. A shortage of qualified employees who devote time to services under the TSA could increase the Company’s costs and decrease the Company’s ability to effectively serve its customers under the TSA. While the Company has limited its indemnification obligations for these services, the Company could face claims for disruptions or other impacts to the businesses of NAI and Albertson’s LLC.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated September 30, 2014, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2014).

12.1	Ratio of earnings to fixed charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 7, 2015	/s/ BRUCE H. BESANKO
Bruce H. Besanko Executive Vice President, Chief Financial Officer (principal financial officer)

Dated: January 7, 2015	/s/ SUSAN S. GRAFTON
Susan S. Grafton Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

10.1
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

12.1	Ratio of earnings to fixed charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.