Form 10-K
period 2015-02-28
SUPERVALU INC
filed 2015-04-28
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2015
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 5, 2014 was approximately $1,955,019,829 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).
As of April 23, 2015, there were 261,788,560 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

SUPERVALU INC.
Annual Report on Form 10-K

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT
Any statements contained in this Annual Report on Form 10-K regarding the outlook for the Company’s businesses and their respective markets, such as projections of future performance, guidance, statements of the Company’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “believes,” “intends” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, SUPERVALU INC. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.
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
Competition

•	The Company’s ability to attract and retain customers, and the success of the Company’s independent retailers and licensees

•	Increased competition resulting from consolidation in the grocery industry, and the Company’s ability to effectively respond

•	Competition from other food or drug retail chains, supercenters, hard discount, dollar stores, online retailers, non-traditional competitors and alternative formats in the Company’s markets

•	Customer reaction to the increased presence of competitors, including non-traditional competitors, in the Company’s markets

•	Competition for employees, store sites and products

•	The ability of the Company’s Independent Business to maintain or increase sales due to wholesaler competition, increased competition faced by customers and increased customer self-distribution

•	Changes in economic conditions or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors
Execution of Initiatives

•	The Company’s ability to identify and effectively execute on performance improvement and customer service initiatives

•	The Company’s ability to offer competitive products and services at low prices and maintain high levels of productivity and efficiency

•	The ability to grow by driving sales, attracting new customers and new licensees and successfully opening new locations

•	The ability to successfully execute on initiatives involving acquisitions or dispositions

•	The Company’s ability to continue to become a more cost-efficient organization

•	The Company’s ability to respond appropriately to competitors’ initiatives

Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness, including the restrictive operating covenants in the underlying debt instruments, on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms

Labor Relations

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefit costs

•	Potential for work disruption from labor disputes

Increased Employee Benefit Costs

•	Increased operating costs resulting from rising employee benefit costs

•	Potential increases in health plan costs resulting from health care reform

•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations

•	Required funding of multiemployer pension plans and any withdrawal liability

•	The effect of the financial condition of the Company’s pension plans on the Company’s debt ratings

Relationships with Albertson’s LLC, New Albertson’s, Inc. (“NAI”) and Haggen

•	Disruptions in current plans, operations and business relationships

•
Ability to effectively manage the Company’s cost structure to realize benefits from the Transition Services Agreement with each of Albertson’s LLC and NAI (collectively, the “TSA”) and the Transition Services Agreement with Haggen (the “Haggen TSA”)

•
Impact of the Safeway acquisition by Albertson’s LLC on the Company’s relationships with Albertson’s LLC and NAI, including the transition and wind down of the TSA, certain supply relationships and the operating agreement under which the Company operates a distribution center owned by NAI

•
Ability to provide services and transition and wind down services to NAI and Albertson’s LLC under the TSA and the letter agreement regarding the TSA, as well as services to Haggen under the Haggen TSA, in an efficient manner that is not disruptive to the Company, while eliminating costs directly and not directly tied to providing these services

•	Ability to attract and retain qualified personnel to perform services under the TSA and the Haggen TSA

•	The effect of the information technology intrusions that also impacted Albertson’s LLC and NAI

Intrusions to and Disruptions of Information Technology Systems

•	Dependence of the Company’s businesses on computer hardware and software systems that are vulnerable to security breach by computer hackers and cyber terrorists

•
The intrusions into the Company’s information technology systems and the Company’s continued investigation to determine the full extent of their impact, if any, on its business and future operating results

•	Risk of misappropriation of sensitive data, including customer and employee data, as a result of the information technology intrusions or any future cyber-attack or breach and potential related claims

•
Costs of responding to inquiries, claims or enforcement actions in connection with the information technology intrusions or any future attack or breach resulting in fees and penalties, the loss, damage or misappropriation of information, and potential related damage to the Company’s reputation

•	Inability to timely obtain the Company’s PCI DSS report on compliance that could result in fines or assessments

•	Costs of complying with stricter privacy and information security laws

•	Ability of the information technology systems of the Company or its vendors to prevent, contain or detect cyber-attacks or security breaches

•	Difficulties in developing, maintaining or upgrading information technology systems

•
Major disasters, business disruptions or losses resulting from failure of these systems to perform as anticipated for any reason or data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

•	Inability to keep pace with changing customer expectations and new developments and technology investments by the Company’s competitors

Economic Conditions

•	Worsening economic conditions, consumer confidence or unemployment rates, each of which affect consumer spending or buying habits

•	Increases in unemployment, insurance and healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Increases in interest rates, labor costs and tax rates, and other changes in applicable law

•	Food and drug inflation or deflation

Governmental Regulation

•	Costs of compliance with existing laws and regulations and changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

•
The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations, including those governing ethical, anti-bribery and similar business practices

•	Potential costs of compliance with additional foreign laws and regulations if the Company seeks and attains a larger international footprint

•
Potential costs of compliance with environmental laws and regulations, including relating to disposal of hazardous waste and any required removal or remediation of contamination at current or former locations

Food and Drug Safety

•	Events that give rise to actual or potential food contamination, drug contamination or foodborne illness or injury or any adverse publicity relating to these types of concerns, whether or not valid

•	Potential recall costs and product liability claims

Legal Proceedings

•
Unfavorable outcomes and the costs to defend litigation, governmental or administrative proceedings or other disputes, including those related to the information technology intrusions experienced by the Company

•	Adverse publicity related to such unfavorable outcomes

Severe Weather, Natural Disasters and Adverse Climate Changes

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company and the Company’s customers or suppliers

•	Unseasonably adverse climate conditions that impact the availability or cost of certain products in the grocery supply chain

Disruption to Supply Chain and Distribution Network

•	The Company’s ability to effectively maintain its supply chain and distribution network without interruption

•	Disruptions due to weather, product recalls, crop conditions, regulatory actions, supplier instability, transportation interruptions, labor supply or vendor disputes

Changes in Military Business

•	Competition in the Company’s military business

•	Changes in the commissary system, reductions in government expenditures or funding, or changes in military staffing levels or the locations of bases

Adequacy of Insurance

•	Variability in actuarial projections regarding workers’ compensation liability and associated medical costs and automobile and general liability

•	Potential increase in the number or severity of claims for which the Company is self-insured

•	Adequacy of cybersecurity insurance maintained by the Company to offset any losses or damages related to the information technology intrusions and any future intrusions experienced by the Company

Volatility in Fuel and Energy Costs

•	Availability and cost of energy and fuel to store and transport products

•	Volatility of fuel, energy and natural gas prices

•	Risks associated with possession of compressed natural gas equipment and a fueling station

Asset Impairment Charges

•
Unfavorable changes in the Company’s industry, the broader economy, market conditions, business operations, competition or the Company’s stock price and market capitalization that could require impairment to intangible assets, including goodwill, and tangible assets, including property, plant and equipment

Stock Price Volatility

•	Fluctuations in the Company’s stock price related to actual or perceived operating performance, any of the factors listed above or general stock market fluctuations

PART I

ITEM 1.     BUSINESS
Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our” and “SUPERVALU” in this Annual Report on Form 10-K relate to SUPERVALU INC. and its wholly and majority-owned subsidiaries. All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per share data and where otherwise noted.
Business Overview
SUPERVALU, a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870s. SUPERVALU today is one of the largest wholesale distributors to independent retail customers across the United States through its Independent Business segment, one of the nation’s largest hard discount grocery retailers by store count through its Save-A-Lot segment and operates five regionally-based traditional format grocery banners through its Retail Food segment. Substantially all of the Company's operations are domestic.
Distribution operations are leveraged by providing wholesale distribution and logistics service solutions to independent retail customers and Save-A-Lot licensees, as well as wholesale distribution to the Company's Retail Food and Save-A-Lot stores.
On March 21, 2013, the Company completed the sale (the “NAI Banner Sale”) of New Albertson’s, Inc. (“New Albertsons” or “NAI”) to AB Acquisition LLC (“AB Acquisition”), an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). The NAI Banner Sale was completed through a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for a sale of NAI stock by SUPERVALU to AB Acquisition, which included the stores operating under the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market banners and related Osco and Sav-on in-store pharmacies (collectively, the “NAI Banners”). Results of operations of NAI are reported as discontinued operations for all periods presented.

In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition and its affiliates, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) under which the Company provides certain services to each of NAI and Albertson’s LLC, and NAI and Albertson’s LLC provide certain services to the Company, in each case as described therein. On April 16, 2015, following discussions with NAI and Albertson’s LLC regarding the impact of Albertson’s LLC’s acquisition of Safeway, Inc. (the “Safeway Acquisition”) and their plans around winding down the TSA, the Company entered into a letter agreement regarding the TSA with NAI and Albertson’s LLC pursuant to which the Company will provide services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. For additional discussion of the TSA and this letter agreement, see “Risk Factors-Changes in the Company’s relationships with NAI, Albertson’s LLC or Haggen could adversely impact the Company’s results of operations” in Part I, Item 1A of this Annual Report on Form 10-K. In December 2014, the Company entered into a Transition Services Agreement with Haggen (the “Haggen TSA”) to provide certain services to all 164 stores owned and being acquired by Haggen in connection with the Safeway Acquisition as the stores are acquired by Haggen. The Haggen TSA is similar to the TSA supporting NAI and Albertson’s LLC and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. Approximately 100 of these stores being acquired by Haggen received services from the Company under the TSA with Albertson’s LLC.
Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with Symphony Investors, LLC, a newly formed acquisition entity owned by a Cerberus investor consortium (“Symphony Investors”). Through the Tender Offer Agreement, Symphony Investors acquired 42 and 12 shares of Company common stock from the issuance by the Company and a tender offer, respectively, and owned approximately 20.7 percent of the Company’s issued and outstanding common stock as of February 28, 2015. Many of the restrictions on the shares acquired by Symphony Investors in the tender offer and from the Company under the Tender Offer Agreement, including the two-year restriction on transfers, expired on March 21, 2015. SUPERVALU has agreed to customary obligations to register the shares issued by the Company with the Securities and Exchange Commission (the “SEC”) if requested by Symphony Investors.
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

SUPERVALU's fiscal year ends on the last Saturday of February. This resulted in a fiscal 2015 53-week year ended February 28, 2015, a fiscal 2014 52-week year ended February 22, 2014 and a fiscal 2013 52-week year ended February 23, 2013.
Financial Information About Reportable Segments
The Company’s business is classified by management into three reportable segments: Independent Business, Save-A-Lot and Retail Food. These reportable segments are three distinct businesses. The Independent Business reportable segment derives revenues from wholesale distribution and logistics service solutions to independently-owned retail stores and other customers (collectively referred to as “independent retail customers”). The Save-A-Lot reportable segment derives revenues from the sale of groceries at retail locations operated by the Company and from stores licensed by the Company to which the Company provides wholesale distribution. The Retail Food reportable segment derives revenues from the sale of groceries and other products at retail locations operated by the Company.
Refer to the Consolidated Segment Financial Information set forth in Part II, Item 8 of this Annual Report on Form 10-K for financial information concerning the Company’s operations by reportable segment.
Independent Business
The Company’s Independent Business segment primarily provides wholesale distribution of products to independent retailers and is the largest public company grocery wholesaler in the United States. The Company's Independent Business is organized and operated by its management through two geographic regions: East and West.
The Company’s Independent Business network spans 41 states and serves as primary grocery supplier to approximately 1,825 stores of independent retail customers, in addition to the Company’s own stores, as well as serving as secondary grocery supplier to approximately 208 stores of independent retail customers. The Company’s independent retail customers include single and multiple grocery store independent operators, regional chains and the military.
The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and home, health and beauty care products. The network is comprised of 17 distribution facilities, nine of which supply the Company’s own Retail Food stores in addition to stores of independent retail customers. Wholesale distribution sales to Retail Food stores are eliminated within the Independent Business segment in the Company's financial statements. Deliveries to retail stores are made from the Company’s distribution centers by Company-owned trucks, third-party independent trucking companies or customer-owned trucks.
The Company offers independent retail customers a wide variety of food and non-food products, including national and regional brands, and the Company’s own lines of private label products. The Company also provides certain facilitative services under programs established by the Company. Under these programs, vendors provide products and services directly to the Company’s independent retail customers. These services include sourcing, payment services and invoicing. In addition, the Company provides services to independent retail customers, which include advertising, accounting and retail pricing services.
As a logistics provider, efficiency is an important customer service measure. The Company optimizes its facilities to implement leading warehouse technology, ranging from radio-frequency devices guiding selectors to completely automated facilities that help the Company deliver aisle-ready pallets to independent retail customers. The Independent Business segment also focuses on improving its supply chain to be as labor- and cost-efficient as possible.
Save-A-Lot
Save-A-Lot is one of the largest hard discount grocery retailers by store count in the United States. Save-A-Lot provides a specific, carefully selected assortment of high volume, appropriately sized and low priced items. A typical Save-A-Lot store is approximately 16,000 square feet in size and carries approximately 3,000 core and non-perishable stock-keeping units ("SKUs"). Most Save-A-Lot stores are located in the southern and eastern geography of the United States. Stores are located in rural and suburban areas, as well as urban areas. Private label products account for approximately 60 percent of corporate Save-A-Lot store sales.
The Company conducts its Save-A-Lot operations through a total of 1,334 stores under the Save-A-Lot banner, including 903 licensed Save-A-Lot stores and 431 Company-operated stores. The Company expects to open new corporate and licensee stores during fiscal 2016, including in existing and new geographic markets, with the majority of those stores expected to be corporate stores.

The Company's Save-A-Lot network spans 38 states and is the primary grocery supplier to its licensed stores. Licensee operators are obligated to purchase the preponderance of their goods from the Company. Save-A-Lot's 17 dedicated distribution centers provide wholesale distribution to the Company’s own stores and licensed Save-A-Lot stores. Wholesale distribution sales to Save-A-Lot corporate-operated stores are eliminated within the Save-A-Lot segment. Distribution to stores are made from the Company’s distribution centers by Company-owned trucks, third-party independent trucking companies or customer-owned trucks.
Retail Food
The Company conducts its Retail Food operations through a total of 194 stores primarily organized under five regionally-based retail banners of Cub Foods, Shoppers Food & Pharmacy, Shop 'n Save, Farm Fresh and Hornbacher’s, plus two Rainbow stores. Retail Food stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy, including national and regional brands, and the Company’s own private label products. A typical Retail Food store carries approximately 14,000 to 21,000 core SKUs, depending on the retail banner, and ranges in size from approximately 40,000 to 60,000 square feet, again varying by banner.
The Company’s Retail Food operations are supplied by one dedicated distribution center and nine distribution centers that are part of the Independent Business segment providing wholesale distribution to both the Company’s own stores and stores of independent retail customers.
All of the Company's Retail Food banners have strong local and regional brand recognition in the markets in which they operate. The Company's 49 wholly and majority owned Cub Foods stores and two Rainbow stores operate primarily in the Minneapolis / St. Paul market; the Company's 54 Shoppers Food & Pharmacy stores operate in the Washington D.C. / Baltimore market; the Company's 42 Shop 'n Save stores operate in the St. Louis market; the Company's 41 Farm Fresh stores operate in the Virginia Beach, Virginia market; and the Company's six Hornbacher's stores operate in the Fargo, North Dakota market. In addition, the Company franchises 31 Cub Foods stores in which the Company has no ownership interest or a minority ownership interest, primarily in the Minneapolis / St. Paul market. The Company has also entered into an agreement to acquire two stores in the state of Washington that the Company expects to operate as County Market stores.
Products
The Company offers a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and home, health and beauty care, and pharmacy, which are sold through Company-operated and licensed Retail Food and Save-A-Lot stores to shoppers and through its Independent Business segment to independent retail customers. The Company believes that it has adequate and alternative sources of supply for most of its purchased products. The Company’s Net sales primarily include the product sales of the Company’s own retail stores, wholesale product sales to stores licensed by the Company and product sales of the Company’s Independent Business segment to independent retail customers.

The following table provides additional detail on the percentage of Net sales for each group of similar products sold in the Independent Business, Save-A-Lot and Retail Food segments:

	2015		2014		2013
Independent Business:
Nonperishable grocery products(1)	$5,939	33%	$6,000	35%	$6,140	36%
Perishable grocery products(2)	2,099	12	1,951	11	1,935	11
Services to independent retail customers and other	96	1	85	1	91	1
	8,134	46%	8,036	47%	8,166	48%
Save-A-Lot:
Nonperishable grocery products(1)	$2,986	17%	$2,829	17%	$2,865	17%
Perishable grocery products(2)	1,627	9	1,399	8	1,330	8
	4,613	26%	4,228	25%	4,195	25%
Retail Food:
Nonperishable grocery products(1)	$2,677	15%	$2,600	15%	$2,689	16%
Perishable grocery products(2)	1,574	9	1,463	9	1,428	8
Pharmacy products	510	3	491	3	512	3
Fuel	83	—	67	—	77	—
Other	35	—	28	—	27	—
	4,879	27%	4,649	27%	4,733	28%
Corporate:
Transition services revenue	$194	1%	$240	1%	$42	—
Net sales	$17,820	100%	$17,153	100%	$17,136	100%

(1)	Includes such items as dry goods, general merchandise, home, health and beauty care, beverages, dairy, frozen foods and candy

(2)	Includes such items as meat, produce, deli and bakery
Private-Label Products
The Company’s private-label products are produced to the Company’s specification by many suppliers and compete in many areas of the Company’s stores. Private-label products include: the premium brands Culinary Circle®, Java Delight® and Stockman & Dakota®, which offer unique, premium quality products in highly competitive categories; organic brand Wild Harvest®; core brands Essential Everyday®, EQUALINE®, and category-specific brands Arctic Shores Seafood Company®, Baby Basics®, Carlita®, Farm Stand®, Stone Ridge Creamery® and Super Chill®, which provide shoppers quality national brand equivalent products at a competitive price; and the value brand Shopper’s Value®, which offers budget conscious consumers a quality alternative to national brands at substantial savings. Additionally, Save-A-Lot's private label products include Coburn Farms®, Fairgrounds®, Ginger Evans®, J. Higgs® and Wylwood®.
Trademarks
The Company offers independent retail customers and Save-A-Lot licensees the opportunity to franchise a concept or license a service mark. This program helps these customers compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private-label products and other benefits. The Company is the franchisor or licensor of certain service marks such as SAVE-A-LOT, CUB FOODS, FESTIVAL FOODS, SENTRY, COUNTY MARKET, SHOP 'N SAVE, NEWMARKET, FOODLAND, JUBILEE and SUPERVALU. In conjunction with its licensing and franchise arrangements, the Company maintains wholesale distribution agreements with its licensees and franchisees, primarily under the Save-A-Lot, Cub Foods, Festival Foods and Sentry banners.
The Company has a trademark license agreement with Albertson's LLC for the use of trademarks, such as ALBERTSONS, JEWEL-OSCO, SHAW’S, ACME MARKETS, SAV-ON and LUCKY. In conjunction with the NAI Banner Sale, the Company entered into certain cross-licensing arrangements and assignments for certain tradenames and trademarks associated with the NAI Banner Sale, which permits each of the Company, Albertson’s LLC and NAI and their affiliates to use tradenames and trademarks that are owned by the respective parties as is necessary for the operation of their respective businesses. These tradenames and trademarks include private-label products.

The Company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private-label product trademarks and service marks. U.S. trademark and service mark registrations are generally for a term of ten years, renewable every ten years as long as the trademark is used in the regular course of trade. The Company considers certain of its trademarks and service marks to be of material importance to its Independent Business, Save-A-Lot and Retail Food segments and actively defends and enforces such trademarks and service marks.
Working Capital
Normal operating fluctuations in working capital balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. The Company’s working capital needs are generally greater during the months leading up to high sales periods, such as the time period from prior to Thanksgiving through December. The Company typically finances these working capital needs with funds provided by operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories. There are no unusual industry practices or requirements relating to working capital.
Competition
The Company’s Independent Business, Save-A-Lot and Retail Food segments operate in a highly competitive environment. The Company believes that the principal competitive factors faced by its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, include price, quality, store locations, customer service, convenience, assortment, in-stock levels, brand recognition, store conditions, in-store marketing and merchandising, promotional strategies and other competitive activities.
The traditional wholesale distribution component of the Company’s Independent Business segment competes directly with a number of traditional grocery wholesalers as well as specialty wholesalers. The Company believes it competes in this business on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations.
Principal competition for the Company’s Save-A-lot and Retail Food segments comes from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores, online retailers and restaurants.
The Company believes that the success of its Independent Business, Save-A-Lot and Retail Food segments are dependent upon the ability of its own stores and stores licensed by the Company, as well as the stores of independent retail customers it supplies, to compete successfully with other retail food stores. Recent and ongoing consolidation within the grocery industry has resulted in, and is expected to continue to result in, increased competition, including from some competitors that have greater financial, marketing and other resources than the Company.
Employees
As of February 28, 2015, the Company had approximately 38,500 employees in its continuing operations. Approximately 16,000 employees are covered by 49 collective bargaining agreements. During fiscal 2015, 19 collective bargaining agreements covering approximately 11,700 employees were renegotiated and four collective bargaining agreements covering approximately 800 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those expired agreements. During fiscal 2016, eight collective bargaining agreements covering approximately 1,200 employees will expire. The majority of employees covered by these expiring collective bargaining agreements are located in Midwestern markets. The Company is focused on ensuring competitive cost structures in each market in which it operates while meeting its employees’ needs for attractive wages and affordable healthcare and retirement benefits. The Company believes that it has generally good relations with its employees and with the labor unions that represent employees covered by collective bargaining agreements. Upon the expiration of collective bargaining agreements with employees, work stoppages could occur if we are unable to negotiate new contracts. A prolonged work stoppage at distribution centers or a significant number of stores may have a material impact on the Company’s business, financial condition or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY
The following table provides certain information concerning the executive officers of the Company as of April 28, 2015.

Name	Age	Present Position	Calendar Year Elected to Present Position	Other Positions Recently Held with the Company
Sam Duncan(1)	63	Chief Executive Officer and President	2013
Bruce H. Besanko(2)	56	Executive Vice President, Chief Financial Officer	2013
Randy Burdick(3)	57	Executive Vice President, Chief Information Officer	2013
Ritchie L. Casteel(4)	65	President & CEO, Save-A-Lot	2013
Susan S. Grafton(5)	58	Senior Vice President, Finance, and Chief Accounting Officer	2014
Janel S. Haugarth	59	Executive Vice President & President, Independent Business & Supply Chain Services	2013
Executive Vice President, President Independent Business and Business Optimization 2012-2013; Executive Vice President, Merchandising and Logistics, 2011-2012; Executive Vice President, President and COO, Supply Chain Services, 2005-2011

Michele A. Murphy	61	Executive Vice President, Human Resources and Communications	2013	Senior Vice President, Human Resources & Labor Relations, 2010-2013; Senior Vice President, Labor & Employee Relations, 2006-2010
Karla C. Robertson	44	Executive Vice President, General Counsel and Corporate Secretary	2013	Executive Vice President, Legal 2013; Vice President, Employment, Compensation and Benefits Law, 2012-2013; Director, Employment Law, 2011-2012; Senior Labor and Employment Counsel, 2009-2011
Mark Van Buskirk(6)	57	Executive Vice President, Merchandising, Marketing, Retail & Pharmacy	2013
Rob Woseth(7)	44	Executive Vice President, Chief Strategy Officer	2013

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

(4)
Ritchie L. Casteel was appointed President & CEO, Save-A-Lot in March 2013. Prior to joining the Company, Mr. Casteel served as Director of Sales and Operations at Grocery Outlet Inc. from 2005-2009 and served as a Consultant for Hallmark Cards, Inc. a manufacturer of greeting cards, from 2011-2013.

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

(7)
Rob Woseth was appointed Executive Vice President, Strategy effective March 2013. Prior to joining the Company, Mr. Woseth served as Vice President Business Development and Strategy at Albertson’s LLC from 2006-2013.

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
Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except for Sam Duncan, Bruce H. Besanko, Randy Burdick, Ritchie L. Casteel, Susan S. Grafton, Mark Van Buskirk and Rob Woseth.

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

The Company’s Independent Business, Save-A-Lot and Retail Food segments face intense competition.

The grocery business is intensely competitive, and the recent and ongoing consolidation within the grocery industry is expected to result in increased competition, including from some competitors that have greater financial, marketing and other resources than the Company. The nature and extent to which the Company’s competitors implement various pricing and promotional activities in response to increasing competition and the Company’s response, or failure to respond effectively, to these competitive actions, in a grocery industry characterized by relatively small gross margins, can adversely affect profitability and the Company’s operating results.

The Company’s Independent Business segment is primarily wholesale distribution, which competes with traditional grocery wholesalers as well as specialty wholesalers on the basis of price, quality, assortment, schedule and reliability of deliveries, service fees and distribution facility locations. The profitability of the Independent Business segment is dependent upon sufficient volume to support the Company’s operating infrastructure, which is dependent on the ability of the Company to attract new customers and retain existing customers, as well as the ability of the Company and its independent retail customers to distinguish themselves from competitors in the grocery channel. The Company’s Independent Business segment also faces competition from retailers that maintain or develop self-distribution systems as a result of industry consolidation or otherwise. The inability to attract new customers, the loss of existing customers to a competing wholesaler or due to closure, vertical integration, or industry consolidation, or the inability of the Company’s customers to compete successfully with other grocery retailers and non-traditional retailers may negatively impact the Company’s sales and gross margin.

The Company’s Save-A-Lot and Retail Food segments face significant competition for customers, managers, employees, store sites and products from traditional grocery retailers, including regional and national chains and independent food store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, drug stores, discount stores, dollar stores, convenience stores, online retailers and restaurants. Competitors continue to increase their presence in the Company’s markets, including certain non-traditional competitors that have entered the grocery retailing business. The Company’s ability to differentiate itself from its competitors and create an attractive value proposition for its customers is dependent upon a combination of price, quality, customer service, convenience, assortment, in-stock levels, brand perception, store location and conditions, in-store marketing and merchandising and promotional strategies. Any failure to positively differentiate the Company’s stores, as well as the inability to identify and respond to changes in economic conditions and trends in consumer preferences, could result in a loss of competitive position for the Company’s retail stores in the markets they serve.

The Company may not be able to successfully identify and execute initiatives to increase its sales and profits.

The Company continuously evaluates the changing business environments in which the Company operates and seeks out opportunities to improve performance, customer service and growth through selected initiatives. The Company’s ability to execute on these initiatives is dependent, in part, upon its ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity, become a more cost-efficient organization and offer services that provide value. The Company’s ability to grow will also depend on many factors, including the Company’s ability to attract new customers and licensees throughout the existing networks of distribution centers, the availability of attractive store locations, the ability to negotiate acceptable lease and development terms, the ability to hire and train new personnel and political and economic conditions. Delays or failures in opening new locations, achieving lower than expected sales or achieving lower than expected returns on new stores or store remodels could adversely affect growth and profitability. Any initiatives that involve acquisitions or dispositions may entail various risks such as identifying suitable sellers or buyers, realizing acceptable rates of return on the investment or sale, negotiating acceptable terms and conditions and successfully integrating or separating operations and systems following the acquisition or disposition.

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

The Company has, and expects to continue to have, a substantial amount of debt. The Company’s substantial indebtedness may increase the Company’s borrowing costs and decrease the Company’s business flexibility, making it more vulnerable to adverse economic conditions. For example, high levels of debt could:

•
require the Company to use a substantial portion of its cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing the availability of cash flow to fund working capital, new store growth, capital expenditures, acquisitions and for other purposes;

•
limit the Company’s ability to obtain, or increase the cost at which the Company is able to obtain, financing in order to refinance existing indebtedness and fund working capital, new store growth, capital expenditures, acquisitions and for other purposes;

•
limit the Company’s ability to adjust to changing business and market conditions and to respond to market opportunities, placing the Company at a competitive disadvantage relative to its competitors that have less debt.

A significant portion of the Company’s debt portfolio has a variable interest rate component. Volatility in interest rates causes volatility in interest expense, potentially resulting in an adverse impact to earnings. Additionally, pursuant to the Company’s debt agreements, the Company has created a security interest in substantially all of its assets to secure certain debt instruments. The Company has also agreed to certain limitations on its ability to acquire or dispose of assets and is required to use the proceeds of such dispositions to pay down its debt, subject to certain exceptions. There are also various restrictive covenants and cross-default covenants in the Company’s debt instruments that could limit the Company’s operating and financial flexibility.

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
As of February 28, 2015, the Company is a party to 49 collective bargaining agreements covering approximately 16,000 of its employees, of which eight collective bargaining agreements covering approximately 1,200 employees are scheduled to expire in fiscal 2016. In addition, during fiscal 2015, 19 collective bargaining agreements covering approximately 11,700 employees were renegotiated. In fiscal 2015, four collective bargaining agreements covering approximately 800 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. In future negotiations with labor unions, the Company expects that, among other issues, rising healthcare, pension and employee benefit and wage costs and operational flexibility will be important topics for negotiation. There can be no assurance that the Company will be able to negotiate the terms of expiring or expired agreements in a manner acceptable to the Company. Therefore, potential increases in operating costs or work disruptions from labor disputes could disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations. Certain of the Company’s operations have employees who are non-union, and while the Company believes its employee relations are strong, there can be no assurance that these operations will not experience pressure from labor unions or become the target of campaigns to unionize.

Increased healthcare, pension and other costs under the Company’s and multiemployer benefit plans could adversely affect the Company’s financial condition and results of operations.

The Company provides health benefits to many of its employees and the costs to provide such benefits continue to increase annually. The amount of any increase or decrease in the cost of Company-sponsored health plans will depend on a number of different factors, many of which are beyond the Company’s control, such as The Patient Protection and Affordable Care Act, which has resulted in changes to the U.S. healthcare system. The Patient Protection and Affordable Care Act imposes new mandatory types of coverage and reporting and other requirements on Company-sponsored health plans, which have increased and the Company expects will continue to increase the Company’s health plan costs over time.

The Company also sponsors defined benefit pension, defined contribution pension, and other postretirement benefit plans for substantially all employees not participating in multiemployer health and pension plans. The Company’s costs to provide such benefits generally continue to increase annually. The Company uses actuarial valuations to determine the Company’s benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and health care costs. Changes to these significant estimates could increase the cost of these plans, which could also have a material adverse effect on the Company’s financial condition and results of operations.

The defined benefit pension plan sponsored by the Company is for pension obligations to current and former employees of the Company as well as some of its divested businesses. The Company’s defined benefit pension plan was closed for eligibility and frozen for credited benefit service for the vast majority of participants effective December 2007. In December 2012, that plan was frozen as to credited service and earnings for the vast majority of participants and, effective March 21, 2013 the plan was frozen for all remaining participants, although vesting service may continue to accrue. Participants who were employed by the Company or NAI on March 21, 2013 became vested in their pension plan benefit under the Company’s defined benefit plan. Service at the Company (but not service at NAI) after that date will count toward eligibility for early retirement if applicable under the pension plan formula.

The projected benefit obligations of the Company-sponsored plans exceed the fair value of those plans’ assets. Required contributions could increase due to a variety of factors, including lower pension discount rates, increased levels of underfunding, new mortality tables and new legislation.

Additionally, if the Company is unable to control healthcare benefits and pension costs, the Company may experience increased operating costs, which may adversely affect the Company’s financial condition and results of operations.

In addition, the Company participates in various multiemployer health and pension plans for a majority of its union-affiliated employees, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in the Company’s required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market. Withdrawal liabilities could be material, and potential exposure to withdrawal liabilities may influence business decisions and could cause the Company to forgo business opportunities. Increases in the costs of benefits under these plans, coupled with both performance below the plans’ assumed rates of return in the equity and fixed income markets in past years and withdrawals of other companies from these plans, have caused most multiemployer pension plans in which the Company participates to be underfunded. Many of these plans have required rehabilitation plans or funding improvement plans, and the Company can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. The Company expects that the unfunded liabilities of these plans will result in increased future payments by the Company and the other participating employers over the next few years. Underfunded multiemployer pension plans may, in certain situations, impose a surcharge requiring additional pension contributions. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. A significant increase to funding requirements could adversely affect the Company’s financial condition, results of operations or cash flows.

The financial condition of these pension plans may also negatively impact the Company’s debt ratings, which may increase the cost of borrowing, adversely affect the Company’s ability to access one or more financial markets or result in a default under the Company’s debt instruments.

Changes in the Company’s relationships with NAI, Albertson’s LLC or Haggen could adversely impact the Company’s results of operations.
In connection with the sale of NAI, the Company entered into the TSA with each of NAI and Albertson’s LLC to support the divested NAI banners and the continuing operations of Albertson’s LLC. The TSA each had an initial term expiring on September 21, 2015, subject to annual renewal by notice given at least 12 months prior to expiration of the then current term. In September 2014, the terms of the TSA were renewed for an additional year and now end on September 21, 2016, unless renewed again by notice given by NAI and/or Albertson’s LLC (or the Company with respect to the services it receives) no later than September 21, 2015.
On April 16, 2015, following discussions with NAI and Albertson’s LLC regarding the impact of Albertson’s LLC’s acquisition of Safeway, Inc. (the “Safeway Acquisition”) and their plans around winding down the TSA, the Company entered into a letter agreement regarding the TSA with NAI and Albertson’s LLC (the “TSA Letter Agreement”) pursuant to which the Company will provide services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. The $50 million in aggregate fees under the TSA Letter Agreement are separate from and incremental to the fixed and variable fees the Company receives under the TSA. The Company estimates that the complete transition and wind down of the TSA could take approximately four years. This estimate is based on the information currently known to the Company and could change materially.

The transition and wind down of the TSA could be time consuming and resource intensive for the Company. The Company is working with NAI and Albertson’s LLC to coordinate what will be required to fully transition and wind down the TSA and over what timeline. This work will be on-going and could lead to disputes with NAI and Albertson’s LLC, including related to what services the Company must perform to transition and wind down the TSA, the manner or timeline in which these transition and wind down services are performed and the cost to perform these services which could cause disruptions and adversely impact the Company’s results of operations.
The amount of revenue the Company receives under the TSA is based on the number of NAI and Albertson’s LLC stores and distribution centers receiving services under the TSA. Pursuant to the terms of the TSA, and at any time during the transition and wind down of the TSA, NAI and Albertson’s LLC may choose to not receive services at stores or distribution centers for any reason. As stores and distributions centers are removed from the TSA, the variable fee the Company receives under the TSA is reduced beginning ten weeks after the Company receives notice of such removal. The removal of stores or distribution centers before September 21, 2015 would also reduce the fixed fee the Company receives under the TSA during the one-year extension period (September 22, 2015 to September 21, 2016) and any future extension period(s). This reduction in the fixed fee occurs every year for stores and distribution centers removed before September 21 of that year.
The impact of the TSA on the Company’s results of operations depends on the revenue being received by the Company and the Company’s ability to manage its cost structure. The Company expects that the decline in TSA revenue from stores and distributions centers no longer receiving services under the TSA as part of the transition and wind down of the TSA will happen earlier than the decline in TSA services the Company is required to perform, which the Company expects will prevent it from being able to take out certain costs until some period of time after the TSA revenue declines. This timing difference creates challenges for the Company in managing its costs and could adversely impact the Company’s results of operations in any given period.
To date, the Company has already developed plans to eliminate costs and to generate other services revenue streams (such as the Haggen TSA) that are expected to mitigate approximately two-thirds of the fiscal 2015 TSA revenue by the end of the estimated four year wind down of the TSA. The Company is developing additional plans to address the remaining one-third through other initiatives, including through further reductions in the Company’s cost structure, growth strategies, additional investment in the business to accelerate revenue growth and, for a period of time, the incremental revenue from the TSA Letter Agreement to the extent the Company’s costs are lower than the fees received; however, there can be no assurance that the Company will be able to fully address the impact from the termination of the TSA.
The Company provides information technology services to the Albertson’s LLC and NAI stores under the TSA. Some stores owned and operated by Albertson’s LLC and NAI experienced criminal intrusions in connection with the criminal intrusions experienced by the Company in the second quarter of fiscal 2015. The Company does not believe that any losses incurred by Albertson’s LLC or NAI as a result of the intrusions would be the Company’s responsibility; however, the Company is unable to assess the impact of such intrusions on the ongoing relationship between the Company and Albertson’s LLC and NAI.
The Company’s ability to continue to perform services under the TSA and the Transition Services Agreement with Haggen (the “Haggen TSA”) at the applicable service level, and to provide transition and wind down services for the TSA, will depend partly on its ability to attract and retain qualified personnel. Retaining such personnel may be more difficult in connection with the transition and wind down of the TSA. A shortage of qualified employees who devote time to services under the TSA or the Haggen TSA could increase the Company’s costs and decrease the Company’s ability to effectively serve these customers. The Company could face claims for disruptions or other impacts to the businesses of NAI, Albertson’s LLC or Haggen.
The Company continues to be in discussions with NAI and Albertson’s LLC regarding the $69 of discrete tax benefits that the Company recognized during the third quarter of fiscal 2015 relating to tangible property repair regulations and, while the Company believes it is entitled to these tax benefits, whether the Company will pay any portion of the related tax refund to NAI and Albertson’s LLC. The Company is also a party to an Operating and Supply Agreement with NAI under which the Company operates a warehouse/distribution center owned by NAI. The Company provides wholesale distribution of products to certain NAI banners and to certain of the Company’s independent retail customers from this warehouse/distribution center. This agreement may be terminated by either party on 24 months’ notice. If the Company were not able to supply its independent retail customers from this warehouse, it would need to identify an alternative warehouse to service those customers and a delay or failure to do so could adversely impact the Company’s results of operations.
In December 2014, the Company entered into the Haggen TSA to provide certain services to all 164 Haggen stores owned and being acquired by Haggen in five states in connection with the Safeway Acquisition as the stores are acquired by Haggen. The Haggen TSA is similar to the TSA supporting NAI and Albertson’s LLC and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. The Company’s obligations under the Haggen TSA could impact the Company’s ability to eliminate costs and overhead in connection with a transition and wind down of the TSA. Additionally, similar to the TSA, Haggen has the ability to remove stores from receiving services under the Haggen TSA, which would reduce revenue to the Company and could adversely impact the Company’s results of operations.

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

While the costs that the Company has incurred to date in connection with the intrusions primarily include professional advisory and legal costs relating to its continuing investigation of the intrusions, the Company expects to incur additional costs and expenses related to the intrusions in the future. The Company’s investigation of the intrusions is ongoing, and it is possible that it will determine that information was in fact stolen from the Company during one or both of these intrusions or that time frames, locations, at-risk data, and/or other facts in addition to those currently known will be identified in the future, any of which could materially affect the Company’s losses and cause reputational damage to the Company. The Company may also be adversely affected by claims from customers, financial institutions, payment card brands, stockholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities.

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

Some stores owned and operated by Albertson’s LLC and NAI experienced related criminal intrusions. The Company provides information technology services to these Albertson’s LLC and NAI stores pursuant to the TSA, and the Company has been working together with Albertson’s LLC and NAI to respond to the intrusion into their stores. While the Company believes that any losses incurred by Albertson’s LLC or NAI as a result of the intrusion affecting their stores would not be the Company’s responsibility, the Company could face claims by Albertson’s LLC and NAI related to the intrusions, or other third parties seeking to hold the Company responsible for the intrusions into the stores of Albertson’s LLC and NAI. The Company also cannot be certain whether the intrusions could adversely affect the Company’s relationships with Albertson’s LLC and NAI.

The Company is currently subject to private litigation and claims relating to the intrusions, and in the future the Company may be subject to additional litigation and claims and to governmental investigations or proceedings relating to one or both of the intrusions. The Company’s financial liability arising from such litigation, claims, investigations or proceedings will depend on many factors, including:

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

•	the nature and extent of any losses to Albertson’s LLC or NAI from the intrusions and any claims asserted against the Company for such losses; and

•	the adequacy of the Company’s insurance.

Disruptions to the Company’s information technology systems, including future cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect the Company’s business and results of operations.

The efficient operation of the Company’s businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. The Company relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on the Company’s information systems, and continues to invest in maintaining and upgrading the systems and applications to ensure risk is controlled. In response to the information technology intrusions the Company experienced in the second quarter of fiscal 2015, the Company has taken and is continuing to take actions to strengthen the security of its information technology systems. Nevertheless, these measures and technology may not adequately prevent security breaches in the future. There can be no assurance that the Company will not suffer another intrusion, that unauthorized parties will not gain access to confidential or personal information, or that any such incident will be discovered promptly. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target, and the Company may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason, including a major disaster or business interruption resulting in an inability to access data stored in these systems or sustain the data center systems necessary to support functions to meet Company needs, and any inability to respond to, or recover from, such an event, could disrupt the Company’s business and could result in decreased performance and increased overhead costs, causing the Company’s business and results of operations to suffer.

Additionally, the Company’s businesses involve the receipt and storage of sensitive data, including personal information about the Company’s customers and employees and proprietary business information of the Company and its customers and vendors. The Company may also share information with vendors that assist the Company in conducting its business, as required by law, with the permission of the individual or as permitted under the Company’s privacy policy. As a merchant that accepts debit and credit cards for payment, the Company is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, the Company is also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. As a result of the intrusions, the Company engaged a new third party security firm to provide the Company a report on compliance with PCI DSS. This transition of security firms has delayed the Company’s receipt of its report on PCI DSS compliance. Previously, a third party data security firm certified to the Company that it was compliant with PCI DSS version 2.0; however, the Company is now required to comply with the new PCI DSS version 3.0 and is currently engaged in the assessment process.

Despite any certifications and the utilization of other information security measures, the Company cannot be certain that all of its IT systems or the IT systems of its vendors are or will be able to prevent, contain or detect any future cyber-attacks or security breaches from known malware, malware that may be developed in the future or otherwise. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect, and therefore, the Company may be unable to anticipate these attacks or implement adequate preventive measures. Additionally, unauthorized parties may attempt to gain access to the Company’s or a vendor’s systems or facilities through fraud, trickery or other forms of deception involving the Company’s employees or vendors. To the extent that any attack or breach results in the loss, damage or misappropriation of information, the Company may be adversely affected by claims from customers, financial institutions, payment card brands, stockholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities. The Company’s operations could also be significantly disrupted by these claims, as well as by the need to spend significant time and expense to upgrade, fix or replace its systems. The Company could also lose credibility with its customers and suffer damage to its reputation and future sales. In addition, the cost of complying with stricter privacy and information security laws and standards, including PCI DSS version 3.0, and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and the Company could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems.

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

The vast majority of the Company’s store locations and customers are located in the United States, making its results highly dependent on U.S. consumer confidence and spending habits. In recent years, the U.S. economy has experienced economic recession, higher unemployment rates, higher energy costs, higher insurance and healthcare costs, a decline in the housing market, and greater restrictions on the availability of credit, all of which contributed to suppressed consumer confidence and increased price competition. While the U.S. economy and consumer confidence have improved recently, the sustainability of these improvements remains uncertain and consumers have continued to trade down to a less expensive mix of products that often yield lower margins and seek out discounters for grocery items. There can be no assurance that the Company will be able to identify and respond to changes and trends in consumer spending and preferences and/or maintain the competitive position of its operations. Additionally, these economic factors along with higher interest rates, costs of labor and tax rates, and other changes in tax, healthcare and other laws and regulations, can increase the Company’s cost of sales and selling, general and administrative expenses, and otherwise adversely affect the Company’s operating results. While economic conditions have improved and are showing less signs of volatility, there is continued uncertainty. In addition, inflation continues to be unpredictable; food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If these consumer spending patterns continue or worsen, and the economy does not continue to improve or it weakens, the Company’s financial condition and results of operations may be adversely affected.

The Company’s businesses are subject to laws and governmental regulations that could adversely impact the Company’s financial condition and results of operations.

The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, environmental, equal employment opportunity, public accessibility, employee benefits, wages and hours worked and licensing for the sale of food, drugs and alcoholic beverages, among others. The Company’s inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may adversely impact the Company’s business operations and prospects for future growth and its ability to participate in federal and state healthcare programs. In addition, the Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on the Company’s future business. They may, however, impose additional requirements or restrictions on the products the Company sells, require that the Company recall or discontinue sale of certain products, make substantial changes to the Company’s facilities or operations, or otherwise result in changes to the manner in which the Company operates its businesses. Any or all of such requirements may adversely affect the Company’s financial condition and results of operations. Additionally, under various federal, state and local laws, ordinances and regulations, the Company could be liable for the failure to properly dispose of hazardous waste and costs of removal or remediation of contamination at current or former locations. These costs could be substantial, and any failure to properly remediate such contamination may subject the Company to liability to third parties and may adversely affect the Company’s ability to sell or lease such property or to borrow money using such property as collateral.

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

There is increasing governmental scrutiny and public awareness regarding food and drug safety. The Company may be adversely affected if consumers lose confidence in the safety and quality of the Company’s food and drug products. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness or injury may result in product liability claims, penalties and enforcement actions from government agencies and a loss of consumer confidence. In addition, adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the Company’s products or cause production and delivery disruptions, which may adversely affect the Company’s financial condition and results of operations. It may be necessary for the Company to recall unsafe, contaminated or defective products. Recall costs and product liability claims can be material. While the Company generally seeks contractual indemnification and insurance coverage from its suppliers, it might not be able to recover these significant costs from its suppliers.

The Company’s businesses may become subject to legal proceedings that may adversely affect the Company’s financial condition and results of operations.

The Company’s businesses are subject to the risk of legal proceedings by employees, unions, consumers, customers, suppliers, stockholders, debt holders, governmental agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in the Company’s businesses, regardless of whether the allegations are valid or whether the Company is ultimately found liable. As a result, litigation may adversely affect the Company’s financial condition and results of operations. See also “Item 3 Legal Proceedings” below.

Severe weather and natural disasters may harm the Company’s business.

Severe weather conditions such as hurricanes, earthquakes, floods, extended winter storms or tornadoes, as well as other natural disasters, in areas in which the Company has stores, offices or distribution facilities or from which the Company obtains products may cause physical damage to the Company’s properties, closure of one or more of the Company’s stores, offices or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company’s distribution centers or stores, a reduction in customer volume and a reduction in the availability of products in the Company’s stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt the Company’s businesses and adversely affect the Company’s financial condition and results of operations.

Disruption to the supply chain and distribution network could have an adverse impact on the Company’s sales and operating results.

The Company’s sales and operating results could be adversely impacted if the Company is not able to provide goods to the Company’s stores and its customers’ and licensees’ stores in a timely and cost-effective manner, to maintain continued supply, pricing or access to new products or to identify alternative sources of merchandise without delay and at similar cost and quality levels. Factors that may disrupt the Company’s ability to maintain an uninterrupted supply chain and distribution network include weather, product recalls, crop conditions, regulatory actions, political or financial instability for suppliers, transportation interruptions, labor supply or stoppages or vendor defaults or disputes, as well as other risk factors mentioned, any of which could also have an adverse effect on the Company’s sales and operating results. Disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could also negatively affect the Company’s business.

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

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, director and officer liability, property risk, cyber and privacy risks and employee healthcare benefits. The Company estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions, which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, rising health care costs, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns. For example, the Company believes that its insurance coverage will mitigate the financial impact of the criminal intrusions to the Company’s information technology systems that it experienced in the second quarter of fiscal 2015; however, the Company cannot be certain that its coverage will fully mitigate the financial impact of the intrusions or that such coverage will not be disputed.

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

Volatility in fuel and energy costs and risk associated with the Company’s compressed natural gas program could adversely affect the Company’s results of operations.

The Company’s operations are dependent on the availability of a significant amount of energy and fuel to store and transport products. Energy and fuel costs are influenced by international, political and economic circumstances and have experienced volatility over time. To reduce the impact of volatile fuel and energy costs, the Company has entered into contracts to purchase fuel, electricity and natural gas at fixed prices to satisfy a portion of its expected needs. Additionally, the Company has invested in 60 semitrailer trucks powered by compressed natural gas, an increase of 25 from the original 35 semitrailer trucks in the pilot program launched in December 2013. In the recent past, the price of natural gas has been volatile, and this volatility may continue. Additionally, having compressed natural gas equipment and a fueling station entails inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in flows of natural gas, fires, explosions and other damages, and could subject the Company to additional regulation. Volatility in fuel and energy costs that exceeds offsetting contractual arrangements, or failure to recognize the anticipated benefits from the compressed natural gas pilot program, could adversely affect the Company’s results of operations.

Impairment charges for long-lived assets or goodwill may adversely affect the Company’s financial condition and results of operations.

The Company monitors the recoverability of its long-lived assets such as buildings and equipment and evaluates their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that may trigger such an evaluation include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested.

The Company annually reviews goodwill to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made.

The testing of goodwill for impairment requires the Company to make significant estimates about its weighted average cost of capital, future revenue, profitability, cash flows, fair value of assets and liabilities, as well as other assumptions. These estimates may be affected by significant variability, including potential changes in economic, industry or market conditions, changes in business operations and market strategies, changes in competition or changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill, which may result in an impairment charge.

The Company cannot accurately predict the amount or timing of any impairment of assets. Should the value of long-lived assets or goodwill become impaired, the Company’s financial condition and results of operations may be adversely affected.

The Company’s stock price is subject to market and other conditions and may be volatile.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors. These factors, some of which may be beyond the Company’s control, include the perceived prospects and actual operating results of the Company’s business; changes in estimates of the Company’s operating results by analysts, investors or the Company; trading activity by our large stockholders; the Company’s actual operating results relative to such estimates or expectations; actions or announcements by the Company or its competitors; litigation and judicial decisions; legislative or regulatory actions; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of the Company’s common stock for reasons unrelated to the Company’s operating performance.

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

Total Independent Business distribution center square footage as of February 28, 2015 was approximately 12 million, of which 18 percent was leased or owned by NAI and operated by the Company, comprised of 7 million used to provide wholesale distribution to independent retail customers, of which 9 percent was leased, and 5 million used to provide wholesale distribution to independent retail customers and Company-operated retail stores in the Retail Food segment, of which 30 percent was leased or owned by NAI and operated by the Company. The Company operates a facility in Pennsylvania that is owned by NAI under an operating agreement that has an initial term of five years, subject to renewal at the Company's option for two additional five-year terms and certain termination rights for both the Company and NAI. Total Save-A-Lot corporate-owned store square footage as of February 28, 2015 was approximately 7 million, of which 93 percent was leased. The Company’s Save-A-Lot operations are supplied by distribution centers with total square footage of 5 million, of which approximately 28 percent was leased, as of February 28, 2015. Total Retail Food retail store square footage was 11 million, of which approximately 84 percent was leased, and dedicated distribution center square footage was approximately 1 million related to an owned facility that provides wholesale distribution to a Retail Food banner, as of February 28, 2015.
In addition to its principal executive offices in Eden Prairie, Minnesota, the Company maintains store support centers in Boise, Idaho (which is owned by NAI and leased to the Company, but at which the Company has employees and provides services to NAI and Albertson’s LLC) and St. Louis, Missouri.
The Company has 1 million of square footage of surplus retail stores and distribution centers, 87 percent of which are leased.

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
In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc. and Carolina Services in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company that allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit; however, all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS.
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification, and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On August 19, 2014, the 8th Circuit denied the Company’s petition for en banc review by the 8th Circuit on the reversal of the summary judgment decision and specific issues raised thereunder. The case is now remanded to the District Court for further proceedings to be determined by the District Court. On January 16, 2015, the Company filed a Petition for Certiorari to the United States Supreme Court seeking to appeal certain aspects of the 8th Circuit decision.
In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The court granted preliminary approval of the settlement on March 13, 2014 and final approval on July 30, 2014. Payments to class members began in mid-November 2014 and were completed in February 2015. The Company recorded a litigation settlement charge of $5 before tax ($3 after tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the "Criminal Intrusion"). On September 18, 2014, the Company filed a motion before the Judicial Panel on Multidistrict Litigation seeking an order transferring, coordinating and consolidating the cases to the United States District Court for the District of Idaho. On December 16, 2014, the Judicial Panel on Multidistrict Litigation ordered the cases consolidated as In Re: Supervalu Inc. Customer Data Security Breach Litigation and transferred the cases to the District Court in Minnesota. The Company expects a consolidated complaint will be filed within the next several months.
In December 2014, the United States Department of Labor (the “DOL”), in connection with an audit of the SUPERVALU Group Health Plan, the SUPERVALU Retiree Benefit Plan, and the SUPERVALU Group Benefit Plan, under the Employee Retirement Income Security Act (“ERISA”), alleged three violations of its regulations relating to loan transactions between the active and retiree plans, the Company’s treatment of three rebates it had received from insurance carriers and a description of the Newborns’ and Mothers’ Health Protection Act by the Company’s third party administrator in its written materials. In connection with closing out the audit, the Company determined it would make additional contributions and pay interest totaling $19 to the trusts that fund the three aforementioned plans, resulting in a benefit plan charge of $5 before tax in fiscal 2015. No penalties were assessed by the DOL. The payments were made on March 5, 2015.
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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 23, 2015, there were 17,652 stockholders of record.
Common Stock Price

	Common Stock Price Range				Dividends Declared Per Share
	2015		2014		2015	2014
Fiscal	High	Low	High	Low
First Quarter	$8.12	$6.05	$7.11	$3.75	$—	$—
Second Quarter	9.78	7.57	8.26	5.76	—	—
Third Quarter	9.76	7.83	8.76	6.07	—	—
Fourth Quarter	10.49	8.72	7.30	5.38	—	—
Year	$10.49	$6.05	$8.76	$3.75	$—	$—
In fiscal 2013, the Company announced that it had suspended the payment of its regular quarterly dividend. With the amendment in fiscal 2015 to the binding term sheet the Company had entered into with the Pension Benefit Guarantee Corporation in connection with the NAI Banner Sale, the Company is no longer restricted by that term sheet from paying dividends; however, the Company has no current intent to resume paying dividends and any such payments are subject to limitations under the Company's credit facilities as discussed in Note 7—Long-Term Debt in Part II, Item 8 of this Annual Report on Form 10-K.
Company Purchases of Equity Securities
The following table sets forth the Company’s purchases of equity securities for the periods indicated:

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
November 30, 2014 to December 27, 2014	9,514	$9.18	—	$—
Second four weeks
December 28, 2014 to January 24, 2015	—	$—	—	$—
Third five weeks
January 25, 2015 to February 28, 2015	—	$—	—	$—
Totals	9,514	$9.18	—	$—

(1)
The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods, except for the thirteenth period of fiscal 2015 that includes 35 days due to fiscal 2015 having 53 weeks rather than 52 weeks. The fourth quarter of fiscal 2015 contains two 28-day periods and one 35-day period.

(2)
These amounts represent the deemed surrender by participants in the Company’s compensatory stock plans of 9,514 shares of previously issued common stock. These amounts are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

Stock Performance Graph
The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2010 to the end of fiscal 2015 to that of the Standard & Poor’s (“S&P”) MidCap 400, a group of peer companies in the retail grocery and distribution industries and the Company's prior year peer group. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN AMONG
SUPERVALU, S&P MidCap 400 AND PEER GROUP(1)
February 27, 2010 through February 28, 2015(2)

Date	SUPERVALU	S&P Midcap 400	2015 Peer Group(3)	2014 Peer Group(4)
	(in dollars)
February 26, 2010	$100.00	$100.00	$100.00	$100.00
February 25, 2011	$58.01	$132.43	$99.16	$98.90
February 24, 2012	$46.57	$137.22	$112.48	$111.99
February 22, 2013	$27.84	$156.06	$135.78	$135.53
February 21, 2014	$44.11	$194.64	$142.82	$151.20
February 27, 2015	$71.45	$219.43	$172.07	$183.88

(1)	Total return assuming $100 invested on February 26, 2010 and reinvestment of dividends on the day they were paid.

(2)	The Company’s fiscal year ends on the last Saturday in February.

(3)
In fiscal 2015, the Company revised its peer group to better reflect companies with which it more directly competes. The fiscal 2015 peer group consists of Spartan Stores Inc., Wal-Mart Stores, Inc., Target Corporation, Sysco Corporation, The Fresh Market, Inc., Delhaize Group SA and Roundy's, Inc.

(4)	The Company’s 2014 peer group consisted of Delhaize Group SA, Koninklijke Ahold NV, The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc.
The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act and shall not be deemed soliciting material, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.    SELECTED FINANCIAL DATA

(Dollars and shares in millions, except per share data and stores)	2015 (53 weeks)	2014(1) (52 weeks)	2013(1) (52 weeks)	2012(1) (52 weeks)	2011(1) (52 weeks)
Results of Operations
Net sales	$17,820	$17,153	$17,136	$17,378	$17,403
Cost of sales	15,242	14,623	14,803	14,926	14,957
Gross profit	2,578	2,530	2,333	2,452	2,446
Selling and administrative expenses	2,154	2,107	2,477	2,256	2,363
Goodwill and intangible asset impairment charges	—	—	6	92	110
Operating earnings (loss)(2)	424	423	(150)	104	(27)
Interest expense, net(3)	243	407	269	247	230
Equity earnings in unconsolidated affiliates	(4)	(2)	(3)	(5)	(4)
Earnings (loss) from continuing operations before income taxes(2)(3)	185	18	(416)	(138)	(253)
Income tax provision (benefit)	58	5	(163)	(41)	(60)
Net earnings (loss) from continuing operations	127	13	(253)	(97)	(193)
Income (loss) from discontinued operations, net of tax	72	176	(1,203)	(930)	(1,310)
Net earnings (loss) including noncontrolling interests	199	189	(1,456)	(1,027)	(1,503)
Less net earnings attributable to noncontrolling interests	(7)	(7)	(10)	(13)	(7)
Net earnings attributable to SUPERVALU INC.	$192	$182	$(1,466)	$(1,040)	$(1,510)
Net earnings (loss) from continuing operations per share—diluted(2)(3)	$0.45	$0.02	$(1.24)	$(0.52)	$(0.94)
Financial Position of Continuing Operations
Working capital(4)	$378	$254	$38	$(169)	$(269)
Total assets(5)	$4,485	$4,374	$4,563	$5,057	$5,062
Total debt and capital lease obligations	$2,728	$2,777	$2,889	$3,226	$3,654
Stockholders’ (deficit) equity	$(646)	$(738)	$(1,415)	$21	$1,340
Other Statistics
Dividends declared per share	$—	$—	$0.0875	$0.3500	$0.3500
Weighted average shares outstanding—diluted(6)	264	258	212	212	212
Depreciation and amortization	$285	$302	$365	$355	$354
Capital expenditures(7)	$240	$113	$241	$403	$323
Adjusted EBITDA(8)	$789	$772	$493	$574	$526
Stores Supplied and Operated:
Independent Business Primary Stores	1,825	1,819	1,901	1,948	1,902
Independent Business Secondary Stores	208	424	441	765	796
Save-A-Lot licensee stores	903	948	950	935	899
Save-A-Lot corporate stores	431	382	381	397	381
Retail Food stores	194	190	191	191	193
Total number of stores	3,561	3,763	3,864	4,236	4,171

(1)
The presentation of noncontrolling interests and equity earnings in unconsolidated affiliates has been revised to conform with the current year presentation. Refer to Note 1—Summary of Significant Accounting Policies within Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)
Pre-tax items recorded in fiscal 2015 included $64 of non-cash pension settlement charges, a $5 benefit plan charge, $3 of store closure charges, $2 of net information technology intrusion costs and $1 of severance costs.

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
Pre-tax items recorded in fiscal 2011 included $110 of non-cash goodwill impairment charges, $49 of store closure and retail market exit charges and costs, and $38 of charges for severance, labor buyout and other costs.

(3)	Pre-tax items recorded in fiscal 2015 included $37 of debt refinancing costs and $6 of non-cash unamortized financing cost charges, within interest expense, net.
Pre-tax items recorded in fiscal 2014 included $99 of non-cash unamortized financing cost charges and original issue discount acceleration and $75 of debt refinancing costs, both reflected within interest expense, net.
A pre-tax item recorded in fiscal 2013 included $22 of non-cash unamortized financing charges within interest expense, net.

(4)
Working capital of continuing operations is calculated using the first-in, first-out method (“FIFO”), after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve for each year is as follows: $211 for fiscal 2015, $202 for fiscal 2014, $211 for fiscal 2013, $207 for fiscal 2012 and $185 for fiscal 2011. Current assets of discontinued operations at the end of each fiscal year were as follows: $0 for fiscal 2015 and 2014, $1,494 for fiscal 2013, $1,616 for fiscal 2012 and $1,739 for fiscal 2011. Current liabilities of discontinued operations at the end of each fiscal year were as follows: $0 for fiscal 2015 and 2014, $2,701 for fiscal 2013, $1,606 for fiscal 2012 and $1,651 for fiscal 2011.

(5)	Total assets of continuing operations is calculated as Total assets of the Company excluding current assets and long-term assets of discontinued operations.

(6)
Weighted average shares outstanding—diluted, as presented here, represents the diluted weighted average shares outstanding utilized in the computation of Net earnings (loss) from continuing operations per share—diluted.

(7)	Capital expenditures include cash payments for purchases of property, plant and equipment, excluding business acquisitions, and non-cash capital lease additions.

(8)
Adjusted EBITDA is a non-GAAP financial measure that the Company provides as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP (defined below). Refer to the “Non-GAAP Financial Measures” section of Part II, Item 7 of this Annual Report on Form 10-K for a reconciliation to the applicable GAAP (defined below) financial measure and additional information regarding the Company’s use of non-GAAP financial measures.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data and stores)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited Consolidated Financial Statements contained in this Annual Report on Form 10-K and the information contained under the captions “Risk Factors” and “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act” in this Annual Report on Form 10-K.
MANAGEMENT OVERVIEW
Business Overview
SUPERVALU operates its business in three segments: Independent Business, Save-A-Lot and Retail Food. SUPERVALU, through its Independent Business segment, is one of the largest wholesale distributors to independent retail customers across the United States. Save-A-Lot is one of the nation’s largest hard discount grocery retailers by store count. The Company's Retail Food business operates traditional grocery stores under the five regionally-based banners of Cub Foods, Shoppers Food & Pharmacy, Shop 'n Save, Farm Fresh and Hornbacher’s, and also operates two retail stores under the Rainbow banner. The Company leverages its distribution operations by providing wholesale distribution and logistics service solutions to its independent retail customers and distribution to its Retail Food stores through the Independent Business segment. The Company's Save-A-Lot distribution operations are leveraged by providing wholesale distribution and service solutions to its licensees, and distribution to Save-A-Lot corporate stores.
The United States grocery channel is highly competitive and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. The Company monitors product cost inflation and evaluates whether to pass on inflation or absorb cost increases in the form of incremental investments to lower prices to customers. Inflation for fiscal 2015 was estimated to be in the low single digits as a percentage, with higher levels in certain meat and dairy categories.
Fiscal 2015 Initiatives
In fiscal 2015, management expanded its investment into the Company's businesses primarily through lower prices to customers and increased capital investments. These investments were undertaken as part of a continued focus on the Company's plans to increase sales and operating cash flow, improve its balance sheet and generate returns for its stockholders. Management believes these investments strengthen the Company's brands and offerings to its customers and provide a platform for profitable sales growth.
In addition, management continues to improve the Company's capital structure by de-risking its balance sheet and lowering its cost of borrowing to increase financial flexibility and reduce its debt and pension burden.

Independent Business
Independent Business continues to target sales growth by affiliating new customers and driving sales to existing customers while also improving the efficiency of its operations. Independent Business's investment to improve its logistics productivity and service levels have resulted in better on-time delivery performance to independent retail customers. In addition, a focus on vendor compliance has increased on-time deliveries from vendors and improved logistics productivity.
The Company’s multi-year supply agreement to provide wholesale distribution to 64 Haggen stores in Washington and Oregon, comprised of Haggen’s 18 existing stores and 46 stores agreed to be divested as part of the merger between Safeway Inc. and Albertson’s LLC (the “Safeway Merger”), will predominately begin impacting Independent Business in the first and second quarters of fiscal 2016. During fiscal 2015, Independent Business began supplying all 18 stores acquired by the Company and its independent retail customers and franchisees from Roundy’s Inc.
In fiscal 2015, Independent Business’s Eastern and Southeast regions were combined to form the East region, and the Midwest and Northern regions were combined to form the West region to further streamline the organization, reduce operating costs and create common region organizational structures that more effectively utilize resources and serve the Company’s customers.

Save-A-Lot
Save-A-Lot continues to drive sales and performance through its meat and produce programs, pricing enhancements, improved grocery and merchandise offerings and incremental marketing activities. Save-A-Lot is focused on long-term sales and earnings growth through execution of these initiatives at existing locations and expansion through corporate and licensee store development.
Save-A-Lot added new corporate stores in fiscal 2015 and also acquired existing stores from licensees. Save-A-Lot considers carefully when to acquire existing stores from licensees, including determining whether such acquisition will improve the brand image and position the network for future growth. In fiscal 2015, the Company added 46 new Save-A-Lot stores, comprised of 23 new licensee stores and 23 new corporate stores, and 46 Save-A-Lot stores were closed, comprised of 37 licensee stores and nine corporate stores. In addition, 39 stores were acquired from licensees and four corporate stores were sold to licensees. One new distribution center was added to Save-A-Lot's network in fiscal 2015 to support licensee and corporate store growth in the western United States. In fiscal 2016, the Company expects to add corporate and licensed stores to the existing Save-A-Lot network, including in new geographic markets, with the majority of those stores expected to be corporate stores.
Total Save-A-Lot retail square footage for Company-operated stores as of the end of fiscal 2015 was approximately 7 million, an increase of approximately 13.8 percent from the end of fiscal 2014, primarily attributable to acquisitions of Save-A-Lot licensee stores and new corporate stores.
Retail Food
Retail Food continues to focus on driving sales and performance through competitive pricing and promotional activities, enhanced perishable offerings, store remodels and resets. Private label product offerings, including organic products, and marketing investments continue to expand. Management believes the Company has a quality private label program that can build customer loyalty and also drive profitable sales growth.
In fiscal 2015, seven stores were acquired from Roundy’s Inc. in the Minneapolis / St. Paul market. In fiscal 2015, the Company entered into an agreement to purchase two retail stores to be divested as part of the Safeway Merger, which the Company expects to close on in the first quarter of fiscal 2016 and operate as County Market stores in the state of Washington.
Total Retail Food square footage as of the end of fiscal 2015 was approximately 11 million, an increase of approximately 9.2 percent from the end of fiscal 2014, primarily attributable to store acquisitions from Roundy's Inc.
Fiscal 2015 Highlights
Sales were driven by incremental investments to lower prices to customers and increased capital investments. Highlights of the results of these investments include:

•	Positive Independent Business sales to existing customers for fiscal 2015.

•	Positive Save-A-Lot identical store sales, including increased licensee purchase concentration rates, for each quarter in fiscal 2015.

•	Positive Retail Food identical store sales for each quarter in fiscal 2015.

•	Targeted price investments were combined with incremental marketing investments in media, print and digital.

•	Private brands penetration improved 390 and 50 basis points within Save-A-Lot and Retail Food, respectively.
Improvements to the Company's financial condition include:

•
Refinancing $350 of the Company's 8.00% Senior Notes due May 2016 with $350 of registered 7.75% Senior Notes due November 2022, which extended the maturity by over six years and lowered the interest rate.

•	Amending the Revolving ABL Credit Facility to lower the interest rate and extend its maturity.

•
Lump sum settlement payments of $272 were made to deferred vested pension plan participants in fiscal 2015 that reduced the pension benefit obligations, at the time of the offer, as well as the number of plan participants; however, assumption changes regarding mortality tables, the benefit obligation discount rate and expected rates of return reduced the funded status of the Company's defined benefit pension plan.

•
Additional discretionary pension contributions, including $50 in the fourth quarter of fiscal 2015 and a $47 excess contribution in the third quarter fiscal 2015 that satisfied the PBGC (defined below) binding term sheet requirements. The discretionary contributions were made, in part, to offset the decrease in the funded status (described above) of the Company's defined benefit pension plan.

Financial highlights for fiscal 2015 compared to fiscal 2014 include:

•
Net sales increased $667 primarily due to Save-A-Lot positive network identical store sales of 5.8 percent and new store sales, $313 from the additional week in fiscal 2015, and Retail Food new store sales and positive identical store sales of

1.0 percent, offset in part by a decrease in Independent Business segment sales of 0.6 percent when excluding the additional week.

•
Gross profit increased $48 primarily due to higher sales volume and lower logistics and employee-related costs, offset by lower transitional TSA fees and higher incremental investments to lower prices, shrink, private brands pricing support, advertising costs and a LIFO charge.

•
Operating earnings increased $1 with higher net charges and costs associated with non-cash benefit plan charges, a benefit plan charge, asset impairment charges and other charges and costs in the current year, offset in part by restructuring charges and costs, a legal settlement charge and other items last year. When adjusted for these items (refer to the fiscal 2015 Operating Earnings section below for a reconciliation), Operating earnings increased $15 primarily due to lower net periodic pension expense, depreciation, and employee-related costs, higher sales volume and lower logistics costs, partially offset by lower transitional TSA fees, and higher investments to lower prices, shrink, a LIFO charge and advertising costs.

•	Interest expense, net decreased $164 due to $131 of lower refinancing charges and costs and $33 of lower interest expense from lower average interest rates and outstanding debt balances.

•	Net earnings from continuing operations increased $114 and Diluted earnings per share from continuing operations increased $0.43 primarily due to the above items.

•
Income from discontinued operations of $72 for fiscal 2015 reflects net discrete tax benefits related to tangible property repair regulations and other deduction-related changes, and property tax refunds and interest income resulting from settlement of income tax audits.

•
Net cash provided by operating activities of continuing operations increased $204 primarily due to a reduction in cash utilized for operating assets and liabilities including income taxes and working capital, offset by higher discretionary pension plan contributions.

•
Net cash used in investing activities of continuing operations increased $199 due to an increase of cash used for capital expenditures of $128, comprised of investments in Retail Food store remodels, new Save-A-Lot stores and the Company's supply chain and information technology, and $55 for business combinations reflecting the acquired Rainbow stores within the Minneapolis/St. Paul market and Save-A-Lot licensee stores acquisitions.

•	Net cash used in financing activities of continuing operations decreased $15 primarily due to lower proceeds from the sale of common stock, offset by lower financing costs.
Transition Services Agreements

In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition LLC and its affiliates, including a Transition Services Agreement with each of New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (collectively, the “TSA”) under which the Company provides certain services to each of NAI and Albertson’s LLC, and NAI and Albertson’s LLC provide certain services to the Company, in each case as described therein. On April 16, 2015, following discussions with NAI and Albertson’s LLC regarding the impact of Albertson’s LLC’s acquisition of Safeway, Inc. (the “Safeway Acquisition”) and their plans around winding down the TSA, the Company entered into a letter agreement regarding the TSA with NAI and Albertson’s LLC pursuant to which the Company will provide services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. For additional discussion of the TSA and this letter agreement, see “Risk Factors- Changes in the Company’s relationships with NAI, Albertson’s LLC or Haggen could adversely impact the Company’s results of operations” in Part I, Item 1A of this Annual Report on Form 10-K.
On December 6, 2014, the Company entered into a Transition Services Agreement with Haggen (the “Haggen TSA”) to provide certain services to all 164 Haggen stores owned and being acquired by Haggen in five states in connection with the Safeway Acquisition as the stores are acquired by Haggen. The Haggen TSA is similar to the TSA supporting NAI and Albertson’s LLC and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. Approximately 100 of these stores being acquired by Haggen received services from the Company under the TSA with Albertson’s LLC.
Information Technology Intrusions
During fiscal 2015, the Company announced it had experienced separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. The intrusions are discussed in more detail in Note 14—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Consolidated results of operations for fiscal 2015, 2014 and 2013 are as follows:

	Fiscal Years Ended
	February 28, 2015 (53 weeks)		February 22, 2014 (52 weeks)		February 23, 2013 (52 weeks)
Net sales	$17,820	100.0%	$17,153	100.0%	$17,136	100.0%
Cost of sales	15,242	85.5	14,623	85.3	14,803	86.4
Gross profit	2,578	14.5	2,530	14.7	2,333	13.6
Selling and administrative expenses	2,154	12.1	2,107	12.3	2,477	14.5
Goodwill and intangible asset impairment charge	—	—	—	—	6	—
Operating earnings (loss)	424	2.4	423	2.5	(150)	(0.9)
Interest expense, net	243	1.4	407	2.4	269	1.6
Equity in earnings of unconsolidated affiliates	(4)	—	(2)	—	(3)	—
Earnings (loss) from continuing operations before income taxes	185	1.0	18	0.1	(416)	(2.4)
Income tax provision (benefit)	58	0.3	5	—	(163)	(1.0)
Net earnings (loss) from continuing operations	127	0.7	13	0.1	(253)	(1.5)
Income (loss) from discontinued operations, net of tax	72	0.4	176	1.0	(1,203)	(7.0)
Net earnings (loss) including noncontrolling interests	199	1.1	189	1.1	(1,456)	(8.5)
Less net earnings attributable to noncontrolling interests	(7)	—	(7)	—	(10)	0.1
Net earnings (loss) attributable to SUPERVALU INC.	$192	1.1%	$182	1.1%	$(1,466)	(8.6)%

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.46		$0.02		$(1.24)
Discontinued operations	$0.28		$0.69		$(5.67)
Basic net earnings per share	$0.74		$0.71		$(6.91)
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.45		$0.02		$(1.24)
Discontinued operations	$0.27		$0.68		$(5.67)
Diluted net earnings per share	$0.73		$0.70		$(6.91)

Comparison of fiscal 2015 ended February 28, 2015 and fiscal 2014 ended February 22, 2014:
Net Sales
Net sales for fiscal 2015 were $17,820, compared with $17,153 last year, an increase of $667 or 3.9 percent. The 53rd week added approximately $313 to Net sales in fiscal 2015. Independent Business net sales were 45.6 percent of Net sales, Save-A-Lot net sales were 25.9 percent of Net sales, Retail Food net sales were 27.4 percent of Net sales and Corporate TSA fees were 1.1 percent of Net sales for fiscal 2015, compared with 46.9 percent, 24.6 percent, 27.1 percent and 1.4 percent, respectively, for last year.
Independent Business net sales for fiscal 2015 were $8,134, compared with $8,036 last year, an increase of $98 or 1.2 percent. The increase is primarily due to $143 from an additional week of sales in fiscal 2015, and $375 from new accounts, existing customers and new affiliations, offset in part by $421 from lost accounts, including one NAI banner that completed the transition to self-distribution part way through the year and the loss of one of the Company's larger customers.
Save-A-Lot net sales for fiscal 2015 were $4,613, compared with $4,228 last year, an increase of $385 or 9.1 percent. The increase is primarily due to positive network identical store sales of 5.8 percent or $226 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions), $147 of sales due to new store openings and other revenue and $79 from an additional week of sales in fiscal 2015, offset in part by a decrease of $67 due to store dispositions by licensees.
Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 7.6 percent or $127 for fiscal 2015. Save-A-Lot corporate identical store sales performance was primarily a result of a 5.4 percent increase in customer count and a 2.1 percent increase in average basket size.
Retail Food net sales for fiscal 2015 were $4,879, compared with $4,649 last year, an increase of $230 or 4.9 percent. The increase in Retail Food net sales was driven by several factors, including a $101 increase in sales due to newly acquired stores, an

$87 increase from an additional week of sales in fiscal 2015, a $47 improvement from positive identical store sales of 1.0 percent (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and $17 of higher fuel sales, offset in part by lower sales from three store closures. Retail Food positive identical store sales performance was primarily a result of a 2.4 percent customer count increase, offset in part by a 1.4 percent decrease in average basket size.
Corporate net sales for fiscal 2015 include fees earned under the TSA of $194, compared with $240 last year, a decrease of $46. The net sales decrease reflects a one-year transition fee earned under the TSA in fiscal 2014 of $60, offset in part by higher fees earned during the first quarter of fiscal 2015 due to the timing of the sale of NAI and $4 from an additional week of sales in fiscal 2015.
Gross Profit
Gross profit for fiscal 2015 was $2,578, compared with $2,530 last year, an increase of $48 or 1.9 percent. Gross profit as a percent of Net sales was 14.5 percent for fiscal 2015, compared with 14.7 percent last year. TSA fees included within Gross profit declined by $46, impacting Gross profit as a percent of Net sales by 30 basis points. Last year's Gross profit included a $3 multiemployer pension plan withdrawal charge. The remaining $91 increase in Gross profit is primarily due to $126 of higher gross profit from increased sales, $12 of lower logistics costs and $9 of lower employee-related costs, offset in part by $33 of incremental investments to lower prices to customers, higher shrink, stronger private brands’ pricing support and other margin investments, an $18 higher LIFO charge and $12 of higher advertising costs.
Independent Business gross profit was $388 or 4.8 percent of Independent Business net sales, compared with $385 or 4.8 percent last year. Independent Business gross profit for last year included a $3 multiemployer pension plan withdrawal charge. When adjusted for this item, Independent Business gross profit for fiscal 2015 was approximately flat with last year, but included lower logistics and employee-related costs and higher gross profit from increased sales volume, offset by stronger private brands’ pricing support and other margin investments and a higher LIFO charge.
Save-A-Lot gross profit was $684 or 14.8 percent of Save-A-Lot net sales, compared with $649 or 15.4 percent last year. Save-A-Lot gross profit increased $59 from higher sales volumes. The 60 basis point decrease in Save-A-Lot gross profit rate is primarily due to $15 of higher advertising costs and $12 of incremental investments to lower prices to customers and higher shrink.
Retail Food gross profit was $1,312 or 26.9 percent of Retail Food net sales, compared with $1,256 or 27.0 percent last year. Retail Food gross profit increased $62 from higher sales volume. The 10 basis point decline in Retail Food gross profit rate is principally due to an $11 higher LIFO charge and $10 of higher incremental investments to lower prices to customers and shrink, offset in part by $7 of lower employee-related costs.
Selling and Administrative Expenses
Selling and administrative expenses for fiscal 2015 were $2,154 compared with $2,107 last year, an increase of $47 or 2.2 percent. Selling and administrative expenses for fiscal 2015 include net charges and costs of $75, comprised of non-cash pension settlement charges of $64, a benefit plan charge of $5, store closure charges of $3, information technology intrusion costs, net of insurance recoverable, of $2 and severance costs of $1. Selling and administrative expenses for last year included net charges and costs of $58, comprised of severance costs and accelerated stock-based compensation charges of $46, asset impairment and other charges of $16, contract breakage and other costs of $6 and a legal settlement charge of $5, offset in part by a gain on sale of property of $15. The remaining $30 increase in Selling and administrative expenses is primarily due to $102 of higher expenses from increased sales volume and $8 of higher employee-related costs, offset in part by $43 of lower net periodic pension expense and $42 of reduced depreciation and amortization expense and occupancy costs.
Selling and administrative expenses for fiscal 2015 were 12.1 percent of Net sales, compared with 12.3 percent of Net sales last year. Selling and administrative expenses as a percent of Net sales for fiscal 2015 included 40 basis points from the net charges and costs of $75 described above. Selling and administrative expenses as a percent of Net sales for last year included 30 basis points from the net charges and costs of $58 described above. The remaining 30 basis point net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to lower net periodic pension expense and reduced depreciation and amortization expense and occupancy costs, offset in part by higher employee-related costs.

Operating Earnings
Operating earnings for fiscal 2015 were $424, compared with $423 last year, an increase of $1 or 0.2 percent. Operating earnings for fiscal 2015 include net charges and costs of $75, comprised of the non-cash pension settlement charges, a benefit plan charge, store closure charges, information technology intrusion costs, net of insurance recoverable, and severance costs discussed above. Operating earnings for last year included net charges and costs of $61, comprised of the severance costs and accelerated stock-based compensation charges, asset impairment and other charges, contract breakage and other costs, legal settlement charge and multiemployer pension plan withdrawal charge discussed above, offset in part by the gain on sale of property. The remaining $15 increase in Operating earnings is primarily due to $43 of lower net periodic pension expense, $42 of reduced depreciation and amortization expense and occupancy costs, $24 of higher earnings from increased sales and $12 of lower logistics costs, offset in part by $46 of lower TSA fees primarily due to the one-year transition fee recognized last year, $33 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing support and other margin investments, an $18 higher LIFO charge and $12 of higher advertising costs.
Independent Business operating earnings for fiscal 2015 were $243, or 3.0 percent of Independent Business net sales, compared with $235, or 2.9 percent last year. Independent Business operating earnings for fiscal 2015 include $1 of severance costs. Independent Business operating earnings for last year included net charges and costs of $8, comprised of severance costs and accelerated stock-based compensation costs of $17, a multi-employer pension plan withdrawal charge of $3, asset impairment and other charges of $2 and contract breakage costs of $1, offset in part by a gain on sale of property of $15. The remaining $1 increase in Independent Business operating earnings is primarily due to lower logistics costs and fees received from early supply agreement termination, higher earnings from increased sales and lower depreciation expense, offset in part by lower margins from stronger private brands pricing support and other margin investments, higher employee-related costs and a higher LIFO charge.
Save-A-Lot operating earnings for fiscal 2015 were $153, or 3.3 percent of Save-A-Lot net sales, compared with $167, or 3.9 percent last year. Save-A-Lot operating earnings for fiscal 2015 included store closure charges of $3. Save-A-Lot operating earnings for last year included charges and costs of $10, comprised of a legal settlement charge of $5, asset impairment and other charges of $3 and severance costs of $2. The remaining $21 decrease in Save-A-Lot operating earnings is primarily due to $15 of higher advertising costs, $12 of higher shrink and incremental investments to lower prices to customers and $12 of higher employee-related and occupancy costs, offset in part by $16 of higher earnings from increased sales.
Retail Food operating earnings for fiscal 2015 were $122, or 2.5 percent of Retail Food net sales, compared with $77, or 1.7 percent last year. Retail Food operating earnings for last year included charges of $19, comprised of asset impairment and other charges of $9, severance costs and accelerated stock-based compensation charges of $8 and contract breakage costs of $2. The remaining $26 increase in Retail Food operating earnings is primarily due to $25 of lower depreciation expense and occupancy costs, $8 of contracted services, $7 of lower logistics costs and $5 of higher earnings from increased sales, offset in part by $11 of a higher LIFO charge and $10 of incremental investments to lower prices to customers.
Corporate operating loss for fiscal 2015 was $94, compared with $56 last year. Corporate expenses for fiscal 2015 include charges and costs of $71, comprised of $64 of non-cash pension settlement charges, a $5 benefit plan charge and $2 of information technology intrusion costs, net of insurance recoverable. Corporate expenses for last year included charges of $24, comprised of severance costs and accelerated stock-based compensation charges of $19, contract breakage and other costs of $3 and asset impairment charges of $2. The remaining $9 net decrease in Corporate operating loss was primarily due to $42 of lower net periodic pension expense, $12 of lower occupancy costs and $7 of lower employee-related costs, offset in part by $46 of lower TSA fees primarily due to the one-year transition fee recognized last year and $4 of higher other administrative and other costs of sales.

Interest Expense, Net
Interest expense, net for fiscal 2015 was $243, compared with $407 last year. Interest expense, net for fiscal 2015 includes $37 of debt refinancing costs related to the redemption of $350 of the Company’s 8.00 percent Senior Notes due May 2016 (the “2016 Notes") and costs related to the expense of the Company’s newly issued 7.75 percent Senior Notes due November 2022 (the “2022 Notes”) outstanding during the 30-day redemption period, and $6 of non-cash unamortized financing cost charges related to the 2016 Notes redemption and the amendments to the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Interest expense, net for last year included $99 of unamortized financing cost charges and original issue discount acceleration and $75 of debt refinancing costs related to refinancing activities in conjunction with the sale of NAI and subsequent refinancing activities. When adjusted for these items, the remaining $33 decrease in Interest expense, net is primarily due to lower average interest rates on lower outstanding debt balances.
Income Tax Provision
Income tax expense on earnings from continuing operations for fiscal 2015 was $58, or 31.2 percent of earnings from continuing operations before income taxes, compared with $5, or 30.9 percent last year. The change in the effective tax rate is primarily due to $22 of discrete tax benefits, primarily related to audit settlements, partnership income and the pension settlement charge, and $10 of discrete tax expenses related to insignificant discrete tax items recorded in fiscal 2015. The tax rate for fiscal 2014 included certain insignificant discrete tax items that together gave rise to the difference between the combined federal and state statutory tax rates and the effective tax rate.
Net Earnings from Continuing Operations
Net earnings from continuing operations for fiscal 2015 were $127, compared with $13 last year. Net earnings from continuing operations for fiscal 2015 include $70 of after-tax charges and costs related to the non-cash pension settlement charges, debt refinancing costs, unamortized financing cost charges, store closure charges, a benefit plan charge, net information technology intrusion costs and severance costs discussed above. Net earnings from continuing operations for last year included $144 of after-tax net charges and costs primarily related to the debt refinancing activities, severance costs and acceleration of stock-based compensation charges, asset impairment, contract breakage costs, a legal settlement charge and a multiemployer pension plan withdrawal charge, offset in part by the gain on sale of property discussed above. When adjusted for these items, the remaining $40 after-tax increase in Net earnings from continuing operations is primarily due to $25 of lower net periodic pension expense, $25 of reduced depreciation, amortization expense and occupancy costs, $19 of lower interest expense, $14 of higher earnings from increased sales, $12 of higher net discrete tax benefits and $7 of lower logistics costs, offset in part by $27 of lower TSA fees primarily due to the one-year transition fee recognized last year, $20 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing support and other margin investments, a $10 higher LIFO charge and $7 of higher advertising costs.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, for fiscal 2015 was $72, compared with $176 last year. Income from discontinued operations for fiscal 2015 reflects net tax benefits of $66 primarily related to tangible property repair regulations and other deduction related changes, property tax refunds and interest income resulting from the settlement of income tax audits.
Discontinued operations results for last year reflected the completion of the sale of NAI on March 21, 2013, net discrete tax benefits of $105 and a reduction to the loss on sale of NAI of $90, offset in part by severance and other costs of $13.
Comparison of fiscal 2014 ended February 22, 2014 and fiscal 2013 ended February 23, 2013:
Net Sales
Net sales for fiscal 2014 were $17,153, compared with $17,136 for fiscal 2013, an increase of $17. Independent Business net sales were 46.9 percent of Net sales, Save-A-Lot net sales were 24.6 percent of Net sales, Retail Food net sales were 27.1 percent of Net sales and Corporate fees earned under the TSA were 1.4 percent of Net sales for fiscal 2014, compared with 47.7 percent, 24.5 percent, 27.6 percent and 0.2 percent, respectively, for fiscal 2013.
Independent Business net sales for fiscal 2014 were $8,036, compared with $8,166 for fiscal 2013, a decrease of $130 or 1.6 percent. The decrease is primarily due to lower sales to existing customers including military and two larger lost accounts, offset in part by net new business including sales to one NAI banner.
Save-A-Lot net sales for fiscal 2014 were $4,228, compared with $4,195 for fiscal 2013, an increase of $33 or 0.8 percent. The increase is primarily due to an increase of $148 in sales due to new store openings and positive network identical store sales of 0.2 percent or $9 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions), offset in part by a decrease of $124 in sales due to store dispositions.
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
Retail Food net sales for fiscal 2014 were $4,649 compared with $4,733 for fiscal 2013, a decrease of $84 or 1.8 percent. The decrease is primarily due to negative identical store sales of 1.5 percent or $71 (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions) and a decrease in fuel sales of $11. Retail Food negative identical store sales performance was primarily a result of a 1.7 percent customer count decline attributable to a continued price-focused, competitive environment, offset in part by a 0.2 percent increase in average basket size.
Net sales for fiscal 2014 include fees earned under the TSA of $240, compared with $42 for fiscal 2013, an increase of $198. The net sales increase reflects a higher number of stores and distribution centers supported under the TSA following the sale of NAI in the NAI Banner Sale, and an incremental $60 one-year transition fee earned under the TSA in fiscal 2014.
Gross Profit
Gross profit for fiscal 2014 was $2,530, compared with $2,333 for fiscal 2013, an increase of $197 or 8.4 percent. Gross profit benefited from incremental fees of $198 earned under the TSA, $34 of cost reduction initiatives including lower employee-related costs, $27 of lower logistics costs, $13 of a LIFO charge decrease, $7 of higher fees from new product introductions net of lower independent retail customer fees and $6 of higher professional services income from services provided to independent retail customers, offset in part by $30 of incremental investments to lower prices to customers, $28 of higher shrink, $22 of lower sales volume and $6 of higher advertising costs. Gross profit for fiscal 2014 also includes a multi-employer pension plan withdrawal charge of $3. Gross profit as a percent of Net sales was 14.7 percent for fiscal 2014, compared with 13.6 percent for fiscal 2013. The increase in Gross profit rate is primarily a result of incremental TSA fees earned.
Independent Business gross profit as a percent of Independent Business net sales was 4.8 percent for fiscal 2014, compared with 4.5 percent for fiscal 2013. The 30 basis point increase in Independent Business gross profit rate is primarily due to $13 of lower logistics costs, $7 of higher fees from new product introductions net of lower independent retail customer fees and $6 of higher professional services income from services provided to independent retail customers, offset in part by a $3 multi-employer pension plan withdrawal charge.
Save-A-Lot gross profit as a percent of Save-A-Lot net sales was 15.4 percent for fiscal 2014, compared with 15.9 percent for fiscal 2013. The 50 basis point decrease in Save-A-Lot gross profit rate is primarily due to $12 of incremental investments to lower prices to customers, $8 of higher shrink and $3 of higher advertising costs.
Retail Food gross profit as a percent of Retail Food net sales was 27.0 percent for fiscal 2014, compared with 26.6 percent for fiscal 2013. The 40 basis point increase in Retail Food gross profit rate is primarily due to $34 of benefits from cost reduction initiatives including lower employee-related costs, $14 of lower logistics costs and $11 of a LIFO charge decrease, offset in part by $20 of higher shrink, $17 of incremental investments to lower prices to customers and $3 of higher advertising costs.
Selling and Administrative Expenses
Selling and administrative expenses for fiscal 2014 were $2,107 compared with $2,477 for fiscal 2013, a net decrease of $370 or 14.9 percent. Selling and administrative expenses for fiscal 2014 includes net charges and costs of $58, comprised of severance costs and accelerated stock-based compensation charges of $46, asset impairment and other charges of $16, contract breakage and other costs of $6 and a legal settlement charge of $5, offset in part by a gain on sale of property of $15. Selling and administrative expenses for fiscal 2013 included net charges and costs of $275, comprised of asset impairment and other charges of $227, severance costs and a multi-employer pension plan withdrawal charge of $36 and store closure charges of $22, offset in part by a cash settlement received from credit card companies of $10. When adjusted for these items, the remaining net reduction in Selling and administrative expenses of $153 is primarily due to benefits from cost reduction initiatives, including $57 of reduced occupancy related costs principally due to lower depreciation expense, $48 of reduced consulting fees and $40 of lower employee-related costs, $20 of lower sales volume primarily in Retail Food and $7 of lower property reserves and other administrative expense, offset in part by $16 of increased insurance costs.
Selling and administrative expenses for fiscal 2014 were 12.3 percent of Net sales, compared with 14.5 percent of Net sales for fiscal 2013. Selling and administrative expenses as a percent of Net sales for fiscal 2014 includes 30 basis points from net charges and costs of $58 described immediately above. Selling and administrative expenses as a percent of Net sales for fiscal 2013 includes 160 basis points from net charges and costs of $275 described immediately above. After adjusting for the above items, the remaining 80 basis points net reduction in Selling and administrative expenses as a percent of Net sales is primarily due to cost reduction initiatives, including occupancy related costs including lower depreciation expense, reduced consulting fees and lower employee-related costs, offset in part by increased insurance costs. As described in Part II, Item 8 of this Annual Report on Form 10-K, Note 1—Summary of Significant Accounting Policies, Selling and administrative expenses in all periods presented no longer include reductions attributable to TSA fees earned.
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
Operating Earnings (Loss)
Operating earnings for fiscal 2014 were $423, compared with an Operating loss of $150 for fiscal 2013, an increase of $573 or 382.0 percent. Operating earnings for fiscal 2014 include net charges and costs of $61, comprised of severance costs and accelerated stock-based compensation costs, asset impairment and other charges, contract breakage and other costs, a legal settlement charge and a multi-employer pension plan withdrawal charge, offset in part by a gain on sale of property. Operating earnings for fiscal 2013 included net charges and costs of $281, comprised of asset impairment and other charges, severance costs and a multi-employer pension plan withdrawal charge, store closure charges and an intangible asset impairment charge, offset in part by a cash settlement received from credit card companies. When adjusted for these items, the remaining $353 increase in Operating earnings is primarily due to $198 of incremental TSA fees earned related to administrative support of divested NAI banner operations, $178 of benefits from cost reduction initiatives including lower occupancy costs, employee-related costs and reduced consulting fees, $29 of lower logistics costs, $13 of a LIFO charge decrease, $7 of higher fees from new product introductions net of lower independent retail customer fees, $6 of lower other administrative expense and $6 of higher professional services income from services provided to independent retail customers, offset in part by $30 of incremental investments to lower prices to customers, $28 of higher shrink, $16 of increased insurance costs, $6 of higher advertising costs and $2 of lower sales volume.
Independent Business operating earnings for fiscal 2014 were $235, or 2.9 percent of Independent Business net sales, compared with $199, or 2.4 percent of Independent Business net sales for fiscal 2013. Independent Business operating earnings for fiscal 2014 include net charges and costs of $8, comprised of severance costs and accelerated stock-based compensation costs of $17, a multi-employer pension plan withdrawal charges of $3, asset impairment and other charges of $2 and contract breakage costs of $1, offset in part by a gain on sale of property of $15. Independent Business operating earnings for fiscal 2013 included severance costs and accelerated stock-based compensation charges of $12, non-cash intangible asset impairment charges of $6 and asset impairment and other charges of $5. When adjusted for these items, the remaining $21 increase in Independent Business operating earnings is primarily due to $21 of lower logistics and occupancy costs, $7 of higher fees from new product introductions net of lower independent retail customer fees, $6 of higher professional services income from services provided to independent retail customers, $3 of lower bad debt expense and $2 of a LIFO charge decrease, offset in part by $14 of higher allocated corporate overhead costs, including employee-related costs, and $4 of lower sales volume.
Save-A-Lot operating earnings for fiscal 2014 were $167, or 3.9 percent of Save-A-Lot net sales, compared with $143, or 3.4 percent of Save-A-Lot net sales for fiscal 2013. Save-A-Lot operating earnings for fiscal 2014 include charges and costs of $10, comprised of a legal settlement charge of $5, asset impairment charges of $3 and severance costs of $2. Save-A-Lot operating earnings for fiscal 2013 included store closure and asset impairment charges of $35. When adjusted for these items, the remaining $1 decrease in Save-A-Lot’s operating earnings is primarily due to $12 of incremental investments to lower prices to customers, $8 of higher shrink and $3 of higher advertising costs, offset in part by $13 of cost reduction initiatives, including reduced consulting fees, and $9 of other lower administrative expenses.
Retail Food operating earnings for fiscal 2014 were $77, or 1.7 percent of Retail Food net sales, compared with an operating loss of $153 or 3.2 percent of Retail Food net sales for fiscal 2013. Retail Food operating earnings for fiscal 2014 include charges and costs of $19, comprised of asset impairment and other charges of $9, severance costs and accelerated stock-based compensation charges of $8 and contract breakage costs of $2. Retail Food operating loss for fiscal 2013 included net charges of $202, comprised of asset impairment and other charges of $203, severance costs and accelerated stock-based compensation charges of

$5, a multi-employer pension plan withdrawal charge of $4, offset in part by a gain on cash settlement received from credit card companies of $10. When adjusted for these items, the remaining $47 increase in Retail Food’s operating earnings is primarily due to $83 of cost reduction initiatives including lower depreciation expense and reduced consulting fees, $14 of lower logistics costs and $11 of a LIFO charge decrease, offset in part by $20 of higher shrink, $17 of incremental investments to lower prices to customers, $11 of higher insurance costs, $8 of lower lease reserve benefits and $3 of higher advertising costs.
Corporate operating loss for fiscal 2014 was $56, compared with $339 for fiscal 2013. Corporate expenses for fiscal 2014 include costs and charges of $24, comprised of severance costs and accelerated stock-based compensation charges of $19, contract breakage and other costs of $3 and asset impairment charges of $2. Corporate expenses for fiscal 2013 included costs and charges of $21, comprised of severance costs of $15 and asset impairment and other charges of $6. When adjusted for these items, the remaining $286 net improvement in Corporate operating loss was primarily due to the $198 of incremental fees received under the TSA and $89 of cost reduction initiatives including lower employee-related costs.
Interest Expense, Net
Interest expense, net for fiscal 2014 was $407, compared with $269 for fiscal 2013, primarily reflecting the unamortized financing cost charges and original issue discount acceleration of $99 and debt refinancing costs of $75. Interest expense, net for fiscal 2013 included a $22 charge for the write-off of unamortized financing costs in connection with the debt refinancing transaction completed during the second quarter of fiscal 2013. When adjusted for these items, the remaining Interest expense, net decrease is due to lower average interest rates on outstanding borrowings.
Income Tax Provision (Benefit)
Income tax expense for fiscal 2014 was $5, or 30.9 percent of income before income taxes, compared with an income tax benefit of $163, or 39.3 percent of loss before income taxes, for fiscal 2013. The tax rate for fiscal 2014 included certain insignificant discrete tax items that together gave rise to the difference between the combined federal and state statutory tax rates and the effective tax rate. Income tax benefit for fiscal 2013 reflects the operating losses arising during the period and an overall effective tax rate approximating the combined federal and state statutory tax rate.
Net Earnings (Loss) from Continuing Operations
Net earnings from continuing operations for fiscal 2014 was $13, or $0.02 per basic and diluted share, compared with a net loss of $253, or $1.24 per basic and diluted share for fiscal 2013. Net earnings from continuing operations for fiscal 2014 includes net costs and charges of $235 before tax ($144 after tax, or $0.56 per diluted share). Net loss from continuing operations for fiscal 2013 included net charges and costs of $303 before tax ($187 after tax, or $0.88 per diluted share). When adjusted for these items, the remaining $223 increase in Net earnings from continuing operations ($0.94 per diluted share) is primarily due to $117 after tax ($0.50 per diluted share) of incremental TSA fees earned related to administrative support of divested NAI banners, $105 after tax ($0.44 per diluted share) of benefits from cost reduction initiatives including lower employee-related costs, lower depreciation expense and reduced consulting fees, $17 after tax ($0.07 per diluted share) of lower logistics costs, $8 after tax ($0.03 per diluted share) of lower interest expense, $8 after tax ($0.03 per diluted share) of a LIFO charge decrease and $6 after tax ($0.02 per diluted share) of net other administrative expense, offset in part primarily by $18 after tax ($0.07 per diluted share) of incremental investments to lower prices to customers and $17 after tax ($0.07 per diluted share) of higher shrink.
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
Net sales of discontinued operations were $1,235 for fiscal 2014, compared with $17,230 for fiscal 2013. The net sales for fiscal 2014 reflect sales for the 4-week period from February 24, 2013, the start of fiscal 2014, to March 21, 2013, the date of the completion of the NAI Banner Sale, whereas net sales for fiscal 2013 reflect such sales for the 52 week period ended February 23, 2013.
Income from discontinued operations, net of tax, was $176 for fiscal 2014, compared with a net loss of $1,203 for fiscal 2013. Results for fiscal 2014 included a pre-tax reduction in the preliminarily estimated loss on the sale of NAI of $90 and discrete tax benefits of $105 primarily resulting from the settlement of Internal Revenue Service audits for the fiscal 2010, 2009 and 2008 tax years, which were offset in part by severance and other costs of $13.
Refer to Note 16—Discontinued Operations in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

NON-GAAP FINANCIAL MEASURES
The Company’s Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”). In addition to the above analysis of results of operations, the Company also considers certain other non-GAAP financial measures to assess the performance of our businesses. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude certain items that are occasionally recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. The non-GAAP financial measures below should only be considered as an additional supplement to the Company’s financial results reported in accordance with GAAP and should be reviewed in conjunction with the Company’s results reported in accordance with GAAP in this Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
The Company utilizes certain non-GAAP measures, including Adjusted EBITDA, to analyze underlying core business trends to understand operating performance and as a compensation performance measure. Adjusted EBITDA is a non-GAAP supplemental performance measure the Company uses to facilitate operating performance comparisons of our businesses on a consistent basis. In addition, management believes Adjusted EBITDA as a measure of business performance provides investors with useful supplemental information. Adjusted EBITDA provides additional understanding of other factors and trends affecting our business, which are used in the business planning process to understand expected performance, to evaluate results against those expectations, and as one of the compensation performance measures under certain compensation programs and plans.
The Company defines Adjusted EBITDA as Net earnings (loss) from continuing operations, plus Interest expense, net and Income tax provision (benefit), less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charge (credit), certain non-recurring or unusual employee-related costs and pension related items (including severance costs, accelerated stock-based compensation charges, pension settlement charges, multiemployer pension withdrawal charges and other items), charges and costs related to debt financing activities, non-cash asset impairment and other charges and gains (including store closures, market exits and certain gains on the sale of property), goodwill and intangible asset impairment charges, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or unusual items. Concurrent with the revised presentation of earnings attributable to noncontrolling interests as described in Note 1—Summary of Significant Accounting Policies within Part II, Item 8 of this Annual Report on Form 10-K, the Company also revised its definition of Adjusted EBITDA to include net earnings attributable to noncontrolling interests such that the previously reported Adjusted EBITDA measures remained unchanged after corrections were made to certain Consolidated Financial Statement line items.
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
There are significant limitations to using Adjusted EBITDA as a financial measure, including, but not limited to, it not reflecting cash expenditures for capital assets or contractual commitments, changes in working capital, income taxes and debt service expenses that are recurring in our results of operations.

The following summarizes the calculation of Adjusted EBITDA for fiscal 2015, 2014, 2013, 2012 and 2011:

	2015 (53 weeks)	2014 (52 weeks)	2013 (52 weeks)	2012 (52 weeks)	2011 (52 weeks)
Net earnings (loss) from continuing operations	$127	$13	$(253)	$(97)	$(193)
Less net earnings attributable to noncontrolling interests	(7)	(7)	(10)	(13)	(7)
Income tax provision (benefit)	58	5	(163)	(41)	(60)
Interest expense, net	243	407	269	247	230
Depreciation and amortization	285	302	365	355	354
LIFO charge (credit)	8	(9)	4	16	5
Unusual employee-related costs and pension related items	70	49	36	15	38
Asset impairment and other charges, net of gains	3	1	249	—	49
Goodwill and intangible asset impairment charges	—	—	6	92	110
Legal settlement charges (gains)	—	5	(10)	—	—
Contract breakage costs and certain other charges	—	6	—	—	—
Information technology intrusion costs, net of insurance recoverable	2	—	—	—	—
Adjusted EBITDA	$789	$772	$493	$574	$526
Comparison of Fiscal 2015 Adjusted EBITDA to Fiscal 2014 Adjusted EBITDA
Adjusted EBITDA for fiscal 2015 was $789, or 4.4 percent of Net sales, compared to $772, or 4.5 percent of Net sales last year, an increase of $17, or decrease of 10 basis points. The increase in Adjusted EBITDA is primarily due to $43 of lower net periodic pension expense, $39 of higher earnings from increased sales and $12 of lower logistics costs, $9 of lower occupancy costs and $3 of lower other administrative costs, offset in part by $46 of lower TSA fees primarily due to the one-year transition fee recognized last year, which covered last year's transitional employee and occupancy costs included within Adjusted EBITDA, $33 of incremental investments to lower prices to customers, higher shrink, stronger private brands pricing support and other margin investments, and $12 of higher advertising costs.
Comparison of Fiscal 2014 Adjusted EBITDA to Fiscal 2013 Adjusted EBITDA
Adjusted EBITDA for fiscal 2014 was $772, or 4.5 percent of Net sales, compared to $493, or 2.9 percent of Net sales for fiscal 2013, an increase of $279, or 160 basis points. The increase in Adjusted EBITDA is primarily due to $198 of incremental TSA fees earned related to shared service center costs to support back office functions related to the NAI Banners. Such costs have been historically incurred as administrative overhead but were not specifically charged to NAI within discontinued operations. Also contributing to the increase in Adjusted EBITDA in fiscal 2014 was $126 of cost savings initiatives including reduced consulting fees, $17 of lower logistics costs, $7 of higher fees from new product introductions net of lower independent retail customer fees, $6 of higher professional services income from services provided to independent retail customers and $6 of lower other administrative expense. These improvements were offset in part by $30 of incremental investments to lower prices to customers, $28 of higher shrink, $16 of increased insurance costs, $6 of higher advertising costs and $2 of lower sales volume.

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
The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported gross profit, operating earnings (loss) and inventory amounts. The historical estimates of the Company have been reliable in the past, and the Company believes the methodology will continue to be reliable in the future. Based on previous experience, the Company does not expect significant changes in the level of vendor support. However, if such changes were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, the Company would consider changing the volume, type and frequency of the advertising, which could increase or decrease its advertising expense. Similarly, the Company is not able to assess the impact of vendor advertising allowances on increasing revenues as such allowances do not directly generate revenue for the Company’s stores. For fiscal 2015, a 1 percent change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact Gross profit by less than 10 basis points.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods. Inventories are recorded net of vendor allowances and cash discounts. The Company evaluates inventory shortages (shrink) throughout each fiscal year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.
To value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve, the Company uses the weighted average cost method, the retail inventory method (“RIM”) or replacement cost method. Inventories were valued at the lower of cost or market under the following methods as of February 28, 2015: weighted average cost method, 54 percent; replacement cost method, 24 percent; and RIM, 22 percent.
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
RIM is used in valuing retail inventories. Under this method, the valuation of inventories is at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry. Inherent in the RIM calculations are certain significant management judgments and estimates, including inventory shortages and cost-to-retail ratios, which impacts the ending inventory valuation at cost, as well as the resulting gross margins. Management consistently applies its application of RIM valuations by product category and believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost. For fiscal 2015, a 1 percent change in the cost-to-retail ratios used to value inventories would impact Gross profit by less than 10 basis points.
As of February 28, 2015 and February 22, 2014, approximately 55 percent and 57 percent, respectively, of the Company’s inventories were valued under the LIFO method. During fiscal 2014 and 2013, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2014 and 2013 purchases. As a result, Cost of sales decreased by $14 and $6 in fiscal 2014 and 2013, respectively. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $211 and $202 as of February 28, 2015 and February 22, 2014, respectively.
Long-Lived Assets
The Company monitors the recoverability of its long-lived assets and tests them for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If impairment is identified for long-lived assets to be held and used, the fair value is compared to the carrying value of the group of assets and an impairment charge is recorded for the excess of the carrying value over the fair value. Refer to Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the Company's monitoring, testing and impairment calculations for its long-lived assets.
Significant management judgments and estimates are used in accounting for long-lived assets, including, but not limited to, the determination of useful lives estimates, dependency of identifiable cash flows, projected undiscounted cash flows and fair values based on current market values or discounted cash flows using Level 3 inputs.
Determinations of geographic markets utilized in grouping assets and the interdependency of cash flows rely on significant judgments by management. The Company believes that revenue and cash flow dependencies exist among stores within its markets and operates its stores on that basis. The Company reviews its long-lived asset groupings at least annually or as facts and circumstances arise during interim periods that indicate a review should occur. The Company conducted reviews during the fourth quarter of fiscal 2015 and 2014, and no changes to geographic market asset groupings were made as a result of these reviews. Due to the highly competitive environment and ongoing business transformation, the Company continues to evaluate its long-lived asset policy and current asset groups to determine if additional modifications to the estimation approach of the Company’s long-lived asset groups are necessary. Future changes to the Company’s assessment of its long-lived asset policy and changes in circumstances, operating results or other events may result in additional asset impairment testing and charges.
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
To calculate projected future cash flows, the Company utilizes business plans that take into account operational changes, competitive factors and inflation, among other factors. Using different assumptions or estimates could result in a change in estimated cash flows and fair values that could produce different results. The composition of cash flows for identifiable cash flows that are grouped include additional projected cash outflows of operating that asset group as a whole, whereas the composition of cash flows evaluated at the retail store-level and at the distribution center level include only the cash flows required to operate those individual long-lived assets.
The Company recognized Property, plant and equipment-related impairment charges of $3, $24 and $251 in fiscal 2015, 2014 and 2013, respectively. During fiscal 2015, no impairment charges were recorded as a result of the Company’s annual impairment review. Refer to Note 4—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reserves for closed properties and Property, plant and equipment-related impairment charges.
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
The Company’s net reserve for closed properties was $34, net of estimated sublease recoveries of $22, as of February 28, 2015, and $47, net of estimated sublease recoveries of $29, as of February 22, 2014.
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
The Company’s determination of reporting units considers the quantitative and qualitative characteristics of aggregation of each of the components within the Independent Business, Save-A-Lot and Retail Food operating segments. The significant qualitative and economic characteristics used in determining our components to support their aggregation include types of businesses and the manner in which the components operate, consideration of key impacts to net sales, cost of sales, competitive risks and the extent to which components share assets and other resources. The Company’s reporting units are the operating segments of the business, which consist of Independent Business, Save-A-Lot and Retail Food. Goodwill was assigned to the reporting units as of the acquisition date, with no amounts being allocated between reporting units.
The Independent Business reporting unit is comprised of the aggregation of two geographic distribution areas, which are organized based on region components: East and West. The Company’s hard discount stores reporting unit is comprised of two components under one Save-A-Lot banner: Corporate stores and Licensee stores. The Company’s Retail Food reporting unit is comprised of the aggregation of five traditional retail food store components under five banners: Cub Foods, Shoppers Food & Pharmacy, Shop 'n Save, Farm Fresh and Hornbacher’s.
The fair values of the Company’s reporting units are determined by using both the market approach, applying a multiple of earnings and revenue based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization.
Fair value calculations contain significant judgments and estimates related to each reporting unit’s projected weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends and specific plans in place. These estimates are impacted by variable factors, including inflation, the general health of the economy and market competition. The Company has sufficient current and historical information available to support its judgments and estimates. However, if actual results are not consistent with the Company’s estimates, future operating results may be materially impacted.
The Company performed its annual test of goodwill during the fourth quarter of fiscal 2015, utilizing discount rates ranging between 10 percent and 13 percent to discount projected future cash flows for each reporting unit and perpetual growth rates that ranged between 2 percent and 3 percent.
Management performed sensitivity analyses on the fair values resulting from the discounted cash flow analysis utilizing alternate assumptions that reflect reasonably possible changes to future assumptions. Based upon the Company’s analysis of the Independent Business, Save-A-Lot and Retail Food reporting units, a 100 basis point increase in the discount rate utilized in the discounted cash flow analysis would not have resulted in any reporting unit failing step one of the impairment test. Additionally, a 100 basis point decrease in the estimated perpetual sales growth rates utilized in the discounted cash flow analysis would not have resulted in any reporting unit failing the first step of the impairment tests. The fair value of the

Company’s Independent Business reporting unit exceeded its carrying value by approximately 80 percent. The fair value of goodwill for the Company’s Save-A-Lot and Retail Food reporting unit was in excess of 100 percent of the carrying value. If the Company’s stock price experiences a significant and sustained decline, or other events or changes in circumstances, such as a material shortfall of operating results to plan, the Company would reassess the fair value of the Company’s reporting units to their carrying value.
The Company completed step one of the annual goodwill impairment evaluation during the fourth quarter for fiscal 2015 and 2014 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required for fiscal 2015 and 2014.
Benefit Plans
The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. The Company’s defined benefit pension plan, the SUPERVALU Retirement Plan, and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007.
While the Company believes the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. Refer to Note 11—Benefit Plans in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.
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
The Company’s expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets was 6.5 percent and 7.00 percent for fiscal 2015 and 7.00 percent for fiscal 2014. The 10-year rolling average annualized return for investments made in a manner consistent with our target allocations have generated average returns of approximately 8.3 percent based on returns from 1990 to 2014. In accordance with Accounting Standards, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.
During fiscal 2015, the Company converted to the RP-2014 Aggregate mortality table for calculating the pension and other postretirement obligations and the annual expense. This change increased the projected benefit obligation by $182 and the accumulated postretirement benefit obligation by $6. This conversion is expected to increase the fiscal 2016 defined benefit pension plans expense by $32.
During fiscal 2015, the Company contributed $165 to its defined benefit pension plans and approximately $4 to its postretirement benefit plans, and expects to contribute approximately $55 to $65 to its defined benefit pension plans and postretirement benefit plans in fiscal 2016.
For fiscal 2016, each 25 basis point reduction in the discount rate would increase pension expense by approximately $9 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $6. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation as of the end of fiscal 2015 by approximately $8, and would increase service and interest cost by less than $1. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of fiscal 2015 by approximately $7, and would decrease service and interest cost by less than $1. Although the Company believes that its assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

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
The Company’s effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which the Company operates. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, the Company is currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. The Company establishes liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that the Company’s tax return positions are supportable, certain positions may be challenged and may need to be revised. The Company adjusts these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. The Company also provides interest on these liabilities at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from the Company’s estimates due to changes in facts, circumstances and new information. As of February 28, 2015 and February 22, 2014, the Company had $94 and $76 of unrecognized tax benefits, respectively.
The Company records a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to realize. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that the Company was more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. The Company had a valuation allowance of $1,404 and $1,356 as of February 28, 2015 and February 22, 2014, respectively.
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
If, in the future, the Company were to experience significant volatility in the amount and timing of cash payments compared to its earlier estimates, the Company would assess whether to continue to discount these liabilities. The Company had net self-insurance liabilities of approximately $93, net of the discount of $6, and $103, net of the discount of $7, as of February 28, 2015 and February 22, 2014, respectively. For the claims that occurred during the fiscal year ending February 28, 2015, each 25 basis point change in the discount rate would impact the net self-insurance liabilities by less than $1.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Management expects that the Company will continue to replenish operating assets and pay down debt obligations with internally generated funds. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on the Company’s operating cash flow, which may limit the Company’s ability to pay down its outstanding indebtedness as planned. A substantial portion of the Company's total assets and certain subsidiary stock are secured under the Company's credit facilities.
The Company’s primary sources of liquidity are from internally generated funds and from borrowing capacity under its credit facilities. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances and its credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures as opportunities arise. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels or that it will continually have access to credit on acceptable terms. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.
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
The Company improved its capital structure through several actions during fiscal 2015, including the issuance of $350 of the 2022 Notes and redeeming $350 of the 2016 Notes and amending the Revolving ABL Credit Facility twice to lower interest rates, extend the maturity and provide greater flexibility to refinance the balance of the 2016 Notes. In addition, the Company entered into a forward starting interest rate swap agreement effectively converting $300 of variable rate debt to fixed rate debt to reduce the Company's exposure to changes in market interest rates. The Company’s continued access to short-term and long-term financing through credit markets depends on numerous factors including the condition of the credit markets and the Company’s results of operations, cash flows, financial position and credit ratings.
Unused available credit under the Revolving ABL Credit Facility was $871 and $786 as of February 28, 2015 and February 22, 2014, respectively. In addition, the Revolving ABL Credit Facility, as amended, provides that the Company may incur additional term loans under the Secured Term Loan Facility (as defined below) in an aggregate principal amount of up to $500, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions.
Working capital was $378 and $254 excluding the LIFO reserve as of February 28, 2015 and February 22, 2014, respectively. The increase in working capital when compared with February 28, 2015 is primarily due to increases in inventory, net of related accounts payable, and cash.
As of February 28, 2015, aggregate debt maturities due in fiscal 2016 and fiscal 2017 were $10 and $293, respectively. Based on the Company's excess cash flow calculation (as defined in the Secured Term Loan Facility) for the fiscal year ended February 28, 2015, no prepayment will be required in fiscal 2016. The potential excess cash flow prepayment that would be required in fiscal 2017 is not reasonably estimable as of February 28, 2015. The Company did not have an excess cash flow prepayment in fiscal 2015 or 2014. Payments to reduce capital lease obligations are expected to approximate $26 in both fiscal 2016 and 2017.
Cash Flow Information
Operating Activities
Net cash provided by operating activities from continuing operations was $333, $129 and $427 in fiscal 2015, 2014 and 2013, respectively.
The increase in net cash provided by operating activities from continuing operations in fiscal 2015 compared to last year is primarily attributable to prior year cash uses following the NAI Banner Sale, including an increase in cash used in accounts payable and accrued liabilities in the prior year due to $96 of employee-related payables primarily attributable to the fiscal 2014 workforce reduction and an increase in cash provided by receivables of $63 primarily due to shipping method changes, extension of trade receivables to NAI and vendor fund receivable changes last year. Cash used in continuing operations income taxes decreased $64 primarily due to lower continuing operations tax payments and discrete tax items. These increases in cash provided by operating activities were offset in part by an increase in pension contributions of $45 primarily due to a $50 discretionary pension contribution made in the fourth quarter of fiscal 2015.
The decrease in net cash provided by operating activities from continuing operations in fiscal 2014 compared to fiscal 2013 is primarily attributable to an increase in cash utilized in operating assets and liabilities of $361. Cash utilized for income taxes payable, net of income taxes receivable, increased $154 during fiscal 2014 primarily due to higher income tax payments, net of refunds, of $87 associated with the settlement during fiscal 2014 of fiscal 2008 to 2010 tax year audits and other discrete tax items. Cash utilized in receivables increased $84 primarily due to cash used in additional Independent Business’s accounts receivable of $57 from shipping method changes and the extension of trade receivables to NAI, of which the comparable activity related to the prior year was eliminated on an intercompany basis prior to the NAI Banner Sale, an increase in cash used in vendor funds of $25 and an increase in long-term receivables of $11. Consolidated inventories were relatively unchanged excluding the impacts of LIFO during fiscal 2014 compared to cash provided from a decrease in inventories from fiscal 2012 to 2013 due to inventory management and store closures. The increase in cash used in accounts payable and accrued liabilities in fiscal 2014 compared to fiscal 2013 is attributable to lower employee-related payables associated with the fiscal 2014 workforce reduction. The remaining net increase in cash provided by operating activities from continuing operations is primarily related to cash provided from an increase in Net earnings from continuing operations, after adjusting for non-cash impacts of asset impairment and other charges, depreciation and amortization expense, net gain on the sale of assets and surplus leases, deferred taxes and LIFO credit, largely attributable to TSA revenues offsetting previously stranded costs and cost savings initiatives, offset in part by employee benefit plan contributions in excess of related expenses.
Net cash provided by (used in) operating activities from discontinued operations was $75, $(101) and $481 for fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 operating activities cash flows from discontinued operations primarily relate to tax refunds from tangible property repair regulations and other deduction-related changes. The decrease in net cash provided by operating activities from discontinued operations in fiscal 2014 compared to fiscal 2013 is primarily due to the NAI Banner Sale, resulting in reduced cash flow from that business during fiscal 2014, and cash payments made for accrued liabilities and accounts payable related to the Stock Purchase Agreement during the first quarter of fiscal 2014.
Investing Activities
Net cash used in investing activities from continuing operations was $285, $86 and $189 in fiscal 2015, 2014 and 2013, respectively. The increase in cash used in investing activities in fiscal 2015 compared to last year is primarily attributable to $128 of additional cash used in capital expenditures reflecting Retail Food store remodels, new Save-A-Lot stores and supply chain investments, and $55 of cash used in business acquisitions.
The decrease in cash used in investing activities in fiscal 2014 compared to fiscal 2013 is primarily attributable to $117 less cash used for capital expenditures attributable to remodeling activity, technology expenditures and new retail stores, and $24 of lower cash proceeds from the sale of assets primarily attributable to proceeds from the sale of a distribution center in fiscal 2013.
Net cash provided by (used in) investing activities from discontinued operations was $0, $135 and $(175) for fiscal 2015, 2014 and 2013, respectively. The increase in net cash provided by investing activities from discontinued operations from fiscal 2013 compared to fiscal 2014 is primarily due to $257 of lower cash payments toward discontinued operations’ capital expenditures due to the completion of the NAI Banner Sale, approximately $144 in proceeds received from the NAI Banner Sale, including the collection of the $44 NAI note receivable, in fiscal 2014, offset in part by approximately $90 of proceeds from the sale of discontinued operations’ assets during fiscal 2013.
Financing Activities
Net cash used in financing activities from continuing operations was $92, $107 and $506 for fiscal 2015, 2014 and 2013, respectively. The decrease in cash used in financing activities in fiscal 2015 compared to last year is primarily due to lower proceeds from the sale of common stock, offset in part by lower debt financing costs.
The decrease in cash used in financing activities in fiscal 2014 compared to 2013 is primarily attributable to $263 of lower net debt and capital lease payments, $170 of proceeds received from the sale of common stock to Symphony Investors LLC (which is owned by a Cerberus-led investor consortium) in connection with the NAI Banner Sale in fiscal 2014, $0 of dividend payments in fiscal 2014 compared to $37 of dividend payments made in fiscal 2013 and $7 of proceeds from the exercise of stock options, offset in part by $85 of additional cash payments for debt financing and issuance costs associated with the NAI Banner Sale, the re-pricing of the interest rate on the Secured Term Loan Facility (defined below) due March 2019 and the refinancing of $372 of the 2016 Notes. The decrease in net debt payments in fiscal 2014 compared to 2013 reflects the usage of cash for working capital changes as a result of the NAI Banner Sale and an increase in cash used for financing costs and income taxes.
Net cash used in the financing activities of discontinued operations were $0, $36 and $46 for fiscal 2015, 2014 and 2013, respectively. The decrease in cash used in discontinued operations’ financing activities in fiscal 2014 compared to fiscal 2013 is attributable to lower payments on capital lease and long-term debt obligations.
Annual cash dividends declared for fiscal 2013 were $.0875 per share. During fiscal 2013, the Company announced that it had suspended the payment of the regular quarterly dividend. With the amendment in fiscal 2015 to the binding term sheet the Company had entered into with the Pension Benefit Guarantee Corporation (the “PBGC”) in connection with the NAI Banner Sale, the Company is no longer restricted by that term sheet from paying dividends; however, the Company has no current intent to resume paying dividends and such payments are subject to limitations under the Company's credit facilities as discussed in Note 7—Long-Term Debt in Part II, Item 8 of this Annual Report on Form 10-K.
Debt Management and Credit Agreements
The Company’s credit facilities and certain long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented. Refer to Note 7—Long-Term Debt in Part II, Item 8 of the Annual Report on Form 10-K for a detailed discussion of the provisions of the Company's credit facilities and certain long-term debt agreements, and additional information.
As of February 28, 2015 and February 22, 2014, total debt was $2,489 and $2,504, respectively, under secured loans and debentures. As of February 28, 2015 and February 22, 2014, there was $776 and $787, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral under the Company's six-year $1,500 term loan facility (the "Secured Term Loan Facility"), which was included in Property, plant and equipment, net in the Consolidated Balance Sheets. As of February 28, 2015, the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility") was secured on a first-priority basis by $1,188 of certain inventory assets included in Inventories, net, $220 of certain receivables included in Receivables, net, $28 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Consolidated Balance Sheets. As of February 22, 2014, the Company’s previous revolving credit facility due March 2018 was secured on a first-priority basis by $1,066 of certain inventory assets included in Inventories, net, $227 of certain receivables included in Receivables, net, $24 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Consolidated Balance Sheets.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of February 28, 2015, the aggregate cap on Restricted Payments was approximately $299. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Capital Expenditures
Capital expenditures for fiscal 2015 were $240, excluding cash paid for business acquisitions, and primarily consisted of investments in new Save-A-Lot stores, store remodels for Retail Food and Save-A-Lot, the Company's supply chain and information technology. In addition, during fiscal 2015, the Company paid $55 for the purchase of certain Rainbow and licensed Save-A-Lot stores. Capital expenditures for fiscal 2016 are projected to be approximately $300 to $320, including capital lease additions.

Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $169, $124 and $98 in fiscal 2015, 2014 and 2013, respectively, in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), minimum requirements along with certain discretionary contributions made by the Company. Cash contributions increased in fiscal 2015 primarily due to a $50 discretionary contribution made in fiscal 2015 that helped to offset the decrease in the funded status of the SUPERVALU Retirement Plan resulting from the plan’s assets and liabilities being re-measured at November 29, 2014 using a discount rate of 4.1 percent, an expected rate of return on plan assets of 6.5 percent and the RP-2014 Generational Mortality Table. Cash contributions increased in fiscal 2014 compared to fiscal 2013 due to the incremental $25 that had been required under the binding term sheet with the PBGC that has now been amended as discussed elsewhere. The Company anticipates fiscal 2016 contributions to pension and other postretirement benefit plans will be approximately $55 to $65, which primarily reflects discretionary pension contributions and required minimum other postretirement benefit plan contributions.
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
The Company’s funding policy for defined benefit pension plans is to contribute the minimum contribution amount required under ERISA and the Pension Protection Act of 2006 as determined by the Company’s external actuarial consultant. At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required PBGC variable rate premiums or in order to achieve exemption from participant notices of underfunding.
The Company and AB Acquisition LLC (“AB Acquisition”) entered into a binding term sheet with the PBGC relating to issues regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. The agreement required that the Company not pay any dividends to its stockholders at any time for a period of up to five years. The Company had also agreed to make $100 in aggregate contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions and AB Acquisition had agreed to provide a guarantee to the PBGC for such excess payments. On September 11, 2014, the Company, AB Acquisition and the PBGC amended the term sheet. Pursuant to that amendment, the Company made excess contributions of $47 to the SUPERVALU Retirement Plan and the Company is no longer restricted by the term sheet from paying dividends to its stockholders and has fully satisfied its obligations to make excess contributions to the SUPERVALU Retirement Plan. While the Company is no longer restricted from paying dividends to its stockholders under the term sheet, the Company has no current intent to resume paying dividends. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that the Company’s Board of Directors may deem relevant. In addition, as described in Note 7—Long-Term Debt in Part II, Item 8 of this Annual Report on Form 10-K, the Company is limited in the aggregate amount of dividends that the Company may pay during the term of its Secured Term Loan Facility and would need to meet certain conditions in the Secured Term Loan Facility and the Revolving ABL Credit Facility before paying a dividend.
During the third quarter of fiscal 2015, the Company made lump sum settlement payments to certain deferred vested pension plan participants under a lump sum payment option window. The payments were equal to the present value of the participant’s pension benefits, and were made to certain former employees who were deferred vested participants in the SUPERVALU Retirement Plan, who had not yet begun receiving monthly pension benefit payments and who elected to participate in the lump sum payment option window. In fiscal 2015, the SUPERVALU Retirement Plan made lump sum settlement payments of approximately $272. The lump sum settlement payments resulted in a non-cash pension settlement charge of $64 from the acceleration of a portion of the accumulated unrecognized actuarial loss.

OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 28, 2015. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 15 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.
The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of February 28, 2015, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $69 ($54 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 28, 2015, using actuarial estimates as of December 31, 2014, the total undiscounted amount of all such guarantees was estimated at $217 ($195 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these guarantees.
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
Expense is recognized in connection with these plans as contributions are funded, in accordance with Accounting Standards. The Company made contributions to these plans, and recognized expense, of $39, $39 and $38 in fiscal 2015, 2014 and 2013, respectively. Company contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.
Based on the assessment of the most recent information available, the Company believes that most of the multiemployer plans to which it contributes are underfunded. The Company is only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability of the Company. However, the Company has attempted, as of February 28, 2015, to estimate its “proportionate share” of the underfunding of multiemployer plans to which the Company contributes, based on the ratio of its contributions to the total of all contributions to these plans in a year. As of February 28, 2015, the estimate of the Company’s share of the underfunding of multiemployer plans to which it contributes was $447, pre-tax, or $308, after-tax. This represents a decrease in the estimated proportionate share of the underfunding of approximately $8, pre-tax, or $6, after-tax, as of February 28, 2015, compared to February 22, 2014. The decrease in the Company’s proportionate share of underfunding is attributable to the changes in contribution rates resulting from renegotiated collective bargaining agreements, higher than anticipated return on assets and benefit payments in relation to contributions received. The estimate is based on the most current information available to the Company including actuarial evaluations and other data, and may be outdated or otherwise unreliable. The Company’s proportionate share of underfunding described above is an estimate and could change based on the results of collective bargaining efforts, investment returns on the assets held in the plans, actions taken by trustees who manage the plans’ benefit payments and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code.
Company contributions can fluctuate from year to year due to store closures and reductions in headcount. In fiscal 2016, the Company expects to contribute approximately $35 to $45 to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions. Furthermore, if the Company were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require the Company to record a withdrawal liability. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with Accounting Standards.
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

CONTRACTUAL OBLIGATIONS
The following table represents the Company’s significant contractual obligations as of February 28, 2015:

	Payments Due Per Period
	Total	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$2,497	$10	$308	$1,429	$750
Interest on long-term debt(4)	693	143	251	177	122
Operating leases(5)	582	113	190	128	151
Capital leases(6)	310	42	76	68	124
Purchase obligations(7)	244	161	72	11	—
Self-insurance obligations(8)	99	30	32	14	23
Total contractual obligations	$4,425	$499	$929	$1,827	$1,170

(1)
Contractual obligations payments due per period presented here exclude the Company’s required funding of its pension and postretirement benefit obligations, which totaled $169 for fiscal 2015, because the timing of future payments beyond fiscal 2016 cannot be reasonably determined. Pension and postretirement benefit obligations were $610 as of February 28, 2015. The Company expects to contribute $55 to $65 to pension and postretirement benefit plans during fiscal 2016.

(2)
Unrecognized tax benefits, which totaled $94 as of February 28, 2015, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude any original issue discounts. Long-term debt payments due per period for fiscal 2017 through thereafter exclude any Excess Cash Flow prepayments under the provisions of the Secured Term Loan Facility because the timing of future prepayment amounts, if any, are not reasonably estimable as of February 28, 2015.

(4)
Amounts include contractual interest payments using the interest rate as of February 28, 2015 applicable to the Company’s variable interest debt instruments and stated fixed rates for all other debt instruments.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $56, $16, $28, $11 and $1, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $25, $6, $9, $5 and $5, respectively.

(7)
The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 28, 2015, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, the Company enters into supply contracts to purchase product for resale to consumers and to Independent Business wholesale customers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(8)
The Company’s insurance reserves include the undiscounted obligations related to workers’ compensation, general and automobile liabilities at the estimated ultimate cost of reported claims and claims incurred but not yet reported and related expenses.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not use financial instruments or derivatives for any trading or other speculative purposes.
Interest Rate Risk
The Company is exposed to market pricing risk consisting of interest rate risk related to debt obligations and notes receivable outstanding. Interest rate risk is managed through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (bank loans and revolving lines of credit) is utilized to help maintain liquidity and finance business operations. Variable rate borrowings consist primarily of LIBOR and prime rate based loans, some of which contain interest rate floors. Long-term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital. Changes in interest rates related to debt with fixed interest rates do not have an impact upon future results of operations and cash flow while outstanding; however, if additional debt issuances are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.
Long-term loans are extended to certain independent retail customers in the normal course of business through notes receivable. The notes generally bear fixed interest rates negotiated with each independent retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.
On February 24, 2015, the Company entered into a forward starting interest rate swap agreement effectively converting $300 of variable rate debt under the Company's Secured Term Loan Facility (defined below) to a fixed rate of 5.5075 percent, effective beginning in February 2016 through the Secured Term Loan Facility's maturity in March 2019. This transaction was entered into to reduce the Company's exposure to changes in market interest rates associated with its variable rate debt. Changes in market interest rates affecting the fair value of the financial instrument and unfavorable changes in interest expense, and counterparty credit risk are some of the risks associated with utilizing interest rate swaps. As of February 28, 2015, a 100 basis point increase or decrease in forward LIBOR interest rates would increase or decrease, respectively, the fair value of the interest rate swap by approximately $7.
The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including debt obligations, notes receivable and interest rate swaps. For debt obligations, the table presents principal payments and related weighted average interest rates by year of maturity using interest rates as of February 28, 2015, applicable to variable interest debt instruments and stated fixed rates for all other debt instruments, excluding any original issue discounts. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected year of maturity. For the interest rate swap agreement, the table presents the differential between interest payable and interest receivable under the swap agreement utilized to compute the fair value of the interest rate swaps.

	Interest Rate Positions as of February 28, 2015
	February 28, 2015		Aggregate Payments by Fiscal Year
	Fair Value	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions, except rates)
Debt with variable interest rates
Principal payments	$1,171	$1,169	$10	$15	$15	$15	$1,114	$—
Variable interest rate		4.5%	4.5%	4.5%	4.5%	4.5%	4.5%	—%
Debt with fixed interest rates
Principal payments on senior notes	$1,076	$1,028	$—	$278	$—	$—	$—	$750
Average fixed rate		7.4%	—%	8.0%	—%	—%	—%	7.2%
Principal payments on floating rate debt converted to fixed rate debt(1)	$301	$300	$—	$—	$—	$—	$300	$—
Fixed interest rate		5.5%	—%	—%	—%	—%	5.5%	—%
Notes receivable
Principal receivable	$31	$29	$11	$5	$4	$3	$2	$4
Average rate receivable		7.2%	7.4%	7.7%	7.8%	8.0%	6.5%	4.7%
Interest rate swap related to debt with variable interest rates:
Pay fixed-receive variable financial instrument amount(1)	$—	$—	$—	$—	$—	$—	$—	$—
Forward starting fixed rate paid		2.0%	—%	—%	—%	—%	2.0%	—%
Forward starting variable rate received		Rate A(2)	—%	—%	—%	—%	Rate A(2)	—%

(1)
Pay fixed-receive variable interest rate swap relates to the $300 of debt with variable interest payments under the Secured Term Loan Facility. Fixed rate payments begin in February 2016 and conclude in March 2019. The fair value of this instrument represents a liability of $0 as of February 28, 2015.

(2)	Rate A - One-month LIBOR, subject to a 1.00 percent floor.
Investment Risk
The SUPERVALU Retirement Plan, which is a Company-sponsored qualified pension plan, holds investments in public and private equity, fixed income and real estate securities, which is described further in Note 11—Benefit Plans in Item 8 of this Annual Report on Form 10-K. Changes in SUPERVALU Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU Retirement Plan assets and can result in a related increase or decrease to the Company's equity through Accumulated other comprehensive loss. As of February 28, 2015, a 10 percent unfavorable change in the value of investments held by the SUPERVALU Retirement Plan would not have an impact on our Company's minimum contributions required under ERISA for fiscal 2016, but would result in an unfavorable change in net periodic pension expense for fiscal 2016 by $17 and would reduce stockholder's equity by $232 on a pre-tax basis as of February 28, 2015.
Fuel Price Risk
The Company is exposed to potential volatility in fuel prices due to the Company's use of diesel fuel in distribution. The Company's supply arrangements in the majority of the circumstances provides for sharing fluctuations in fuel market prices with its independent retail customers and Save-A-Lot licensees. The Company’s limited involvement with diesel fuel derivatives is primarily to manage its exposure to changes in energy prices utilized in the shipping process and are only utilized to manage well-defined risks. The fair value of the Company’s fuel derivatives represent a liability of $1 as of February 28, 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
SUPERVALU INC.:
We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 28, 2015 and February 22, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended February 28, 2015. We also have audited SUPERVALU INC.’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on SUPERVALU INC.’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 28, 2015 and February 22, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/S/ KPMG LLP
Minneapolis, Minnesota
April 28, 2015

SUPERVALU INC. and Subsidiaries
CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(In millions)

	Fiscal Years Ended
	February 28, 2015 (53 weeks)	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)
Net sales
Independent Business	$8,134	$8,036	$8,166
% of total	45.6%	46.9%	47.7%
Save-A-Lot	4,613	4,228	4,195
% of total	25.9%	24.6%	24.5%
Retail Food	4,879	4,649	4,733
% of total	27.4%	27.1%	27.6%
Corporate	194	240	42
% of total	1.1%	1.4%	0.2%
Total net sales	$17,820	$17,153	$17,136
	100.0%	100.0%	100.0%
Operating earnings (loss)
Independent Business	$243	$235	$199
% of Independent Business sales	3.0%	2.9%	2.4%
Save-A-Lot	153	167	143
% of Save-A-Lot sales	3.3%	3.9%	3.4%
Retail Food	122	77	(153)
% of Retail Food sales	2.5%	1.7%	(3.2)%
Corporate	(94)	(56)	(339)
Total operating earnings (loss)	424	423	(150)
% of total net sales	2.4%	2.5%	(0.9)%
Interest expense, net	243	407	269
Equity in earnings of unconsolidated affiliates	(4)	(2)	(3)
Earnings (loss) from continuing operations before income taxes	185	18	(416)
Income tax provision (benefit)	58	5	(163)
Net earnings (loss) from continuing operations	127	13	(253)
Income (loss) from discontinued operations, net of tax	72	176	(1,203)
Net earnings (loss) including noncontrolling interests	199	189	(1,456)
Less net earnings attributable to noncontrolling interests	(7)	(7)	(10)
Net earnings (loss) attributable to SUPERVALU INC.	$192	$182	$(1,466)

Depreciation and amortization
Independent Business	$48	$51	$64
Save-A-Lot	65	64	68
Retail Food	172	187	233
Total	$285	$302	$365
Capital expenditures
Independent Business	$70	$24	$33
Save-A-Lot	97	42	101
Retail Food	73	47	107
Total	$240	$113	$241
Identifiable assets
Independent Business	$2,022	$2,007	$1,857
Save-A-Lot	1,029	925	936
Retail Food	1,406	1,415	1,695
Corporate	28	27	75
Discontinued operations	—	—	6,471
Total	$4,485	$4,374	$11,034
Refer to Note 15—Segment Information in the accompanying Notes to Consolidated Financial Statements for additional information concerning the Company’s reportable segments.
See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	February 28, 2015 (53 weeks)	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)
Net sales	$17,820	$17,153	$17,136
Cost of sales	15,242	14,623	14,803
Gross profit	2,578	2,530	2,333
Selling and administrative expenses	2,154	2,107	2,477
Goodwill and intangible asset impairment charge	—	—	6
Operating earnings (loss)	424	423	(150)
Interest
Interest expense	244	407	272
Interest (income)	(1)	—	(3)
Interest expense, net	243	407	269
Equity in earnings of unconsolidated affiliates	(4)	(2)	(3)
Earnings (loss) from continuing operations before income taxes	185	18	(416)
Income tax provision (benefit)	58	5	(163)
Net earnings (loss) from continuing operations	127	13	(253)
Income (loss) from discontinued operations, net of tax	72	176	(1,203)
Net earnings (loss) including noncontrolling interests	199	189	(1,456)
Less net earnings attributable to noncontrolling interests	(7)	(7)	(10)
Net earnings (loss) attributable to SUPERVALU INC.	$192	$182	$(1,466)

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.46	$0.02	$(1.24)
Discontinued operations	$0.28	$0.69	$(5.67)
Basic net earnings per share	$0.74	$0.71	$(6.91)
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.45	$0.02	$(1.24)
Discontinued operations	$0.27	$0.68	$(5.67)
Diluted net earnings per share	$0.73	$0.70	$(6.91)
Weighted average number of shares outstanding:
Basic	260	255	212
Diluted	264	258	212
See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Fiscal Years Ended
	February 28, 2015 (53 weeks)	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)
Net earnings (loss) including noncontrolling interests	$199	$189	$(1,456)
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefits (loss) income, net of tax benefit (expense) of $27, $(123) and $(22), respectively	(116)	257	45
Comprehensive income (loss) including noncontrolling interests	83	446	(1,411)
Less comprehensive income attributable to noncontrolling interests	(7)	(7)	(10)
Comprehensive income (loss) attributable to SUPERVALU INC.	$76	$439	$(1,421)
See Notes to Consolidated Financial Statements

SUPERVALU INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	February 28, 2015	February 22, 2014
ASSETS
Current assets
Cash and cash equivalents	$114	$83
Receivables, net	482	493
Inventories, net	984	861
Other current assets	120	106
Total current assets	1,700	1,543
Property, plant and equipment, net	1,470	1,497
Goodwill	865	847
Intangible assets, net	48	43
Deferred tax assets	265	287
Other assets	137	157
Total assets	$4,485	$4,374
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,121	$1,043
Accrued vacation, compensation and benefits	204	190
Current maturities of long-term debt and capital lease obligations	35	45
Other current liabilities	173	213
Total current liabilities	1,533	1,491
Long-term debt	2,480	2,486
Long-term capital lease obligations	213	246
Pension and other postretirement benefit obligations	602	536
Long-term tax liabilities	119	140
Other long-term liabilities	174	205
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 262 and 260 shares issued, respectively	3	3
Capital in excess of par value	2,810	2,862
Treasury stock, at cost, 2 and 4 shares, respectively	(33)	(101)
Accumulated other comprehensive loss	(423)	(307)
Accumulated deficit	(3,003)	(3,195)
Total SUPERVALU INC. stockholders’ deficit	(646)	(738)
Noncontrolling interests	10	8
Total stockholders’ deficit	(636)	(730)
Total liabilities and stockholders’ deficit	$4,485	$4,374

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Equity (Deficit)	Noncontrolling interests	Total Stockholders' Equity (Deficit)
Balances as of February 25, 2012	$230	$2,855	$(515)	$(657)	$(1,892)	$21	$10	$31
Net (loss) earnings	—	—	—	—	(1,466)	(1,466)	10	(1,456)
Other comprehensive income, net of tax of $22	—	—	—	45	—	45	—	45
Cash dividends declared on common stock $0.0875 per share	—	—	—	—	(19)	(19)	—	(19)
Stock-based compensation	—	(27)	41	—	—	14	—	14
Change in par value of common stock	(228)	228	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Tax impact on stock-based awards and other	—	(10)	—	—	—	(10)	—	(10)
Balances as of February 23, 2013	2	3,046	(474)	(612)	(3,377)	(1,415)	10	(1,405)
Net earnings	—	—	—	—	182	182	7	189
Other comprehensive income, net of tax of $123	—	—	—	257	—	257	—	257
Divestiture of New Albertsons, Inc.’s pension accumulated comprehensive loss, net of tax of $31	—	—	—	48	—	48	—	48
Common stock issued and sold in connection with New Albertsons, Inc. divesture	1	12	157	—	—	170	—	170
Sales of common stock under option plans	—	(134)	141	—	—	7	—	7
Stock-based compensation	—	(54)	79	—	—	25	—	25
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Tax impact on stock-based awards and other	—	(8)	(4)	—	—	(12)	—	(12)
Balances as of February 22, 2014	3	2,862	(101)	(307)	(3,195)	(738)	8	(730)
Net earnings	—	—	—	—	192	192	7	199
Other comprehensive loss, net of tax benefit of $27	—	—	—	(116)	—	(116)	—	(116)
Sales of common stock under option plans	—	(62)	69	—	—	7	—	7
Stock-based compensation	—	22	—	—	—	22	—	22
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Tax impact on stock-based awards and other	—	(12)	(1)	—	—	(13)	—	(13)
Balances as of February 28, 2015	$3	$2,810	$(33)	$(423)	$(3,003)	$(646)	$10	$(636)

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	February 28, 2015 (53 weeks)	February 22, 2014 (52 weeks)	February 23, 2013 (52 weeks)
Cash flows from operating activities
Net earnings (loss) including noncontrolling interests	$199	$189	$(1,456)
Income (loss) from discontinued operations, net of tax	72	176	(1,203)
Net earnings (loss) from continuing operations	127	13	(253)
Adjustments to reconcile Net earnings (loss) from continuing operations to Net cash provided by operating activities—continuing operations:
Goodwill and intangible asset impairment charges	—	—	6
Asset impairment and other charges	45	194	283
Net gain on sale of assets and exits of surplus leases	(14)	(17)	(6)
Depreciation and amortization	285	302	365
LIFO charge (credit)	8	(9)	4
Deferred income taxes	4	(39)	(50)
Stock-based compensation	23	22	13
Net pension and other postretirement benefits cost	96	79	102
Contributions to pension and other postretirement benefit plans	(169)	(124)	(98)
Other adjustments	30	34	26
Changes in operating assets and liabilities, net of effects from business combinations:
Receivables	9	(54)	30
Inventories	(124)	2	51
Accounts payable and accrued liabilities	75	(127)	(69)
Income taxes	(15)	(79)	75
Other changes in operating assets and liabilities	(47)	(68)	(52)
Net cash provided by operating activities—continuing operations	333	129	427
Net cash provided by (used in) operating activities—discontinued operations	75	(101)	481
Net cash provided by operating activities	408	28	908
Cash flows from investing activities
Proceeds from sale of assets	7	14	38
Purchases of property, plant and equipment	(239)	(111)	(228)
Payments for business acquisition	(55)	—	—
Other	2	11	1
Net cash used in investing activities—continuing operations	(285)	(86)	(189)
Net cash provided by (used in) investing activities—discontinued operations	—	135	(175)
Net cash (used in) provided by investing activities	(285)	49	(364)
Cash flows from financing activities
Proceeds from issuance of debt	350	2,098	1,713
Proceeds from the sale of common stock	7	177	—
Payments of debt and capital lease obligations	(400)	(2,221)	(2,099)
Payments for debt financing costs	(42)	(151)	(66)
Distributions to noncontrolling interests	(8)	(9)	(10)
Dividends paid	—	—	(37)
Other	1	(1)	(7)
Net cash used in financing activities—continuing operations	(92)	(107)	(506)
Net cash used in financing activities—discontinued operations	—	(36)	(46)
Net cash used in financing activities	(92)	(143)	(552)
Net increase (decrease) in cash and cash equivalents	31	(66)	(8)
Cash and cash equivalents at beginning of year	83	149	157
Cash and cash equivalents at end of year	$114	$83	$149
Less cash and cash equivalents of discontinued operations at end of year	—	—	(77)
Cash and cash equivalents of continuing operations at end of year	$114	$83	$72
SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Capital lease asset additions	$1	$2	$13
Purchases of property, plant and equipment included in Accounts payable	$21	$19	$10
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$180	$227	$232
Income taxes (refunded) paid, net	$(7)	$118	$31

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description and Principles of Consolidation
SUPERVALU INC. and its subsidiaries (“SUPERVALU” or the “Company”) operates primarily in the United States grocery channel. SUPERVALU provides supply chain services, primarily wholesale distribution, operates hard discount retail stores and licenses stores to independent operators under the Save-A-Lot banner, and operates five competitive, regionally-based traditional format grocery banners under the Cub Foods, Shoppers Food & Pharmacy, Shop 'n Save, Farm Fresh and Hornbacher’s banners. The Consolidated Financial Statements include the accounts of the Company and all its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
During fiscal 2013, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) to sell the Company’s New Albertson’s, Inc. subsidiary (“New Albertsons” or “NAI”), including the Acme, Albertsons, Jewel-Osco, Shaw’s and Star Market retail banners and the associated Osco and Sav-on in-store pharmacies (the “NAI Banner Sale”) to AB Acquisition LLC (“AB Acquisition”). The NAI Banner Sale was completed effective March 21, 2013, during the Company’s first quarter of fiscal 2014. The NAI operations disposed of under the NAI Banner Sale are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Unless otherwise indicated, references to the Consolidated Statements of Operations and the Consolidated Balance Sheets in the Notes to the Consolidated Financial Statements exclude all amounts related to discontinued operations. See Note 16—Discontinued Operations for additional information regarding these discontinued operations.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in February. During fiscal 2015, the Company’s first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks, the fourth quarter consists of 13 weeks and the fiscal year ended February 28, 2015 consists of 53 weeks. For fiscal 2014 and 2013, the Company’s first quarters consist of 16 weeks, the second, third and fourth quarters each consist of 12 weeks and the fiscal years ended February 22, 2014 and February 23, 2013 each consist of 52 weeks.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods presented. Actual results could differ from those estimates.
Revenue Recognition
Revenues from product sales are recognized upon delivery for the Independent Business segment, at the point of sale for Save-A-Lot’s retail operations, upon delivery for Save-A-Lot’s independent licensees, and at the point of sale for the Retail Food segment. Typically, invoicing, shipping, delivery and customer receipt of Independent Business product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided. Discounts and allowances provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in Net sales as the products are sold to customers. Sales tax is excluded from Net sales.
Revenues and costs from third-party logistics operations and professional services are recorded gross when the Company is the primary obligor in a transaction, is subject to inventory or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all, of these indicators. If the Company is not the primary obligor and amounts earned have little or no inventory or credit risk, revenue is recorded net as management fees when earned.
Cost of Sales
Cost of sales in the Consolidated Statements of Operations includes cost of inventory sold during the period, including purchasing, receiving, warehousing and distribution costs, and shipping and handling fees.

Save-A-Lot and Retail Food advertising expenses are a component of Cost of sales and are expensed as incurred. Save-A-Lot and Retail Food advertising expenses, net of cooperative advertising reimbursements, were $69, $63 and $86 for fiscal 2015, 2014 and 2013, respectively.
The Company receives allowances and credits from vendors for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. The Company recognizes vendor funds for merchandising and buying activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the milestone is not probable, the payment or rebate is recognized only when and if the milestone is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized on a straight-line basis over the life of the contracts.
Selling and Administrative Expenses
Selling and administrative expenses consist primarily of store and corporate employee-related costs, such as salaries and wages, incentive compensation, health and welfare and workers' compensation, as well as net periodic pension expense, occupancy costs, including rent, utilities and operating costs of retail stores, depreciation and amortization, impairment charges on property, plant and equipment and other administrative costs.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents includes amounts due from credit card sales transactions that are settled early in the following period. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of February 28, 2015 and February 22, 2014, the Company had net book overdrafts of $145 and $134, respectively.
Allowances for Losses on Receivables
Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments, estimations and assumptions based on the information considered and result in a further deterioration of accounts and notes receivable. The allowance for losses on receivables was $18 and $19 at February 28, 2015 and February 22, 2014, respectively. Bad debt expense was $6, $16 and $11 in fiscal 2015, 2014 and 2013, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.
The Company uses the weighted average cost method, the retail inventory method (“RIM”) or replacement cost method to value discrete inventory items at lower of cost or market under the first-in, first-out (“FIFO”) method before application of any last-in, first-out (“LIFO”) reserve. As of February 28, 2015 and February 22, 2014, approximately 55 percent and 57 percent, respectively, of the Company’s inventories were valued under the LIFO method.
As of February 28, 2015 and February 22, 2014, approximately 5 percent of the Company’s inventories were valued under the replacement cost method before application of any LIFO reserve. The weighted average cost and RIM methods of inventory valuation together comprised approximately 50 percent and 52 percent of inventory as of February 28, 2015 and February 22, 2014, respectively, before application of any LIFO reserve.
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

As of February 28, 2015 and February 22, 2014, approximately 26 percent and 25 percent, respectively, of the Company’s inventories were valued using the cost, weighted average cost and RIM methods under the FIFO method of inventory accounting. The remaining 19 percent and 18 percent of the Company’s inventories as of February 28, 2015 and February 22, 2014, respectively, were valued using the replacement cost approach under the FIFO method of inventory accounting. The replacement cost approach applied under the FIFO method results in inventories recorded at the lower of cost or market because of the very high inventory turnover and the resulting low inventory days supply for these items of inventory.
During fiscal 2014 and 2013, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2014 and 2013 purchases. As a result, Cost of sales decreased by $14 and $6 in fiscal 2014 and 2013, respectively. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $211 and $202 as of February 28, 2015 and February 22, 2014, respectively.
The Company evaluates inventory shortages throughout each fiscal year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.
Property, Plant and Equipment, Net
Property, plant and equipment are carried at cost. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are ten to 40 years for buildings and major improvements, three to ten years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and capitalized lease assets. Interest on property under construction of $1, $1 and $4 was capitalized in fiscal 2015, 2014 and 2013, respectively.
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
Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Consolidated Balance Sheets. See Note 16—Discontinued Operations for additional information.
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
Goodwill
The Company reviews goodwill for impairment during the fourth quarter of each year, and also if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. The Company’s reporting units are the operating segments of the business which consist of Independent Business, Save-A-Lot and Retail Food. Fair values are determined by using both the market approach, applying a multiple of earnings and revenue based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums in each reporting unit, including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the implied fair value of the goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.
The Company reviews the composition of its reporting units on an annual basis and on an interim basis if events or circumstances indicate that the composition of the Company’s reporting units may have changed. There were no changes in the Company’s reporting units as a result of the fiscal 2015 and 2014 reviews.
Intangible Assets, Net
The Company reviews intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and also if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of the Company’s trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to management’s estimate of projected future revenues associated with the tradename using management’s expectations of the current and future operating environment. The royalty cash flows are discounted using rates based on the weighted average cost of capital discussed above and the specific risk profile of the tradenames relative to the Company’s other assets. These estimates are impacted by variable factors, including inflation, the general health of the economy and market competition. The calculation of the impairment charge contains significant judgments and estimates, including the weighted average cost of capital and the specified risk profile of the tradename and future revenue and profitability.
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
The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which historically has predominately been at the geographic market level for retail stores, but individual store asset groupings have been assessed in certain circumstances. Independent Business’s long-lived assets are reviewed for impairment at the distribution center level. Save-A-Lot’s long-lived assets are reviewed for impairment at the geographic market level for 13 geographic market groupings of individual corporate-owned stores and related dedicated distribution centers, individual corporate store level for 28 individual corporate stores, which were part of previous asset groups for which management determined that the cash flows in those geographic market areas were no longer interdependent and at the distribution center level for two distribution centers without corporate stores. Retail Food’s long-lived assets are reviewed for impairment at the geographic market group level for five geographic market groupings of individual retail stores.
During fiscal 2013, the Company determined it would be more appropriate to evaluate long-lived assets for impairment at the store level for two geographic markets within the Save-A-Lot segment. These markets continued to show higher indicators of economic decline that led to revised operating market strategies, such as the identification of a significant number of stores for closure within one geographic market asset group and a determination that Save-A-Lot was no longer expanding or maintaining another geographic market group. As such, these geographic market groups were not generating joint cash flows from the operation of the asset group, resulting in the disaggregation of the asset groups. These asset group disaggregations triggered a store-level impairment review within these previous geographic market asset groups, which resulted in a non-cash impairment charge of approximately $8 in fiscal 2013.
Due to the ongoing business transformation and highly competitive environment, the Company will continue to evaluate its long-lived asset policy and current asset groups to determine if additional modifications to the policy are necessary. Future changes to the Company’s assessment of its long-lived asset policy and changes in circumstances, operating results or other events may result in additional asset impairment testing and charges.
During fiscal 2013, the Company announced the closure of approximately 22 non-strategic stores within the Save-A-Lot segment, including the exit of a geographic market, resulting in an impairment of $16 related to these stores’ long-lived assets. See Note 4—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges for additional information.
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
The calculation of the closed property charges requires significant judgments and estimates, including estimated subtenant rentals, discount rates and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Reserves for closed properties are included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.
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
Self-Insurance Liabilities
The Company uses a combination of insurance and self-insurance for workers’ compensation, automobile and general liability costs. It is the Company’s policy to record its insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 0.3 percent to 5.1 percent for fiscal 2015, 0.3 percent to 5.1 percent for fiscal 2014 and 0.4 percent to 5.1 percent for fiscal 2013.
Changes in the Company’s insurance liabilities consisted of the following:

	2015	2014	2013
Beginning balance	$103	$97	$93
Expense	31	34	29
Claim payments	(32)	(33)	(27)
Reclassification of insurance recoveries to receivables	(9)	5	2
Ending balance	93	103	97
Less current portion	(30)	(33)	(27)
Long-term portion	$63	$70	$70
The current portion of reserves for self-insurance is included in Other current liabilities and the long-term portion is included in Other long-term liabilities in the Consolidated Balance Sheets. The insurance liabilities as of the end of the fiscal year are net of discounts of $6 and $7 as of February 28, 2015 and February 22, 2014, respectively. The related insurance receivables were $9 and $18 as of February 28, 2015 and February 22, 2014, respectively. The current portion of the insurance receivables is included in Receivables, net and the long-term portion is included in Other assets in the Consolidated Balance Sheets.
Benefit Plans
The Company recognizes the funded status of its Company-sponsored defined benefit plans in its Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of Other comprehensive income (loss), net of tax, in the Consolidated Statements of Stockholders’ (Deficit) Equity. The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. These assumptions are disclosed in Note 11—Benefit Plans. Actual results that differ from the assumptions are accumulated and amortized over future periods in accordance with generally accepted accounting standards.
The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. Pension expense for these plans is recognized as contributions are funded. See Note 11—Benefit Plans for additional information on the Company’s participation in multiemployer plans.
The Company also contributes to several employee 401(k) retirement savings plans.
Derivatives
The Company uses derivatives only to manage well-defined risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.
Interest rate swap contracts are entered into to mitigate the Company's exposure to changes in market interest rates. These contracts are reviewed for hedging effectiveness at hedge inception and on an ongoing basis. If these contracts are designated as a cash flow hedge and are determined to be highly effective, changes in the fair value of these instruments are recognized in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Hedging ineffectiveness, if any, is recognized in earnings in the Consolidated Statements of Operations.
The Company’s limited involvement with diesel fuel derivatives is primarily to manage its exposure to changes in energy prices utilized in the shipping process. These contracts are economic hedges of price risk and are not designated or accounted for as hedging instruments for accounting purposes. Changes in the fair value of these instruments are recognized in earnings in the Consolidated Statements of Operations.
In addition, Company enters into energy commitments for certain electricity and natural gas purchases that it expects to utilize in the normal course of business. Changes in these purchase obligations are not recognized in earnings until the underlying commitment is utilized in the normal course of business.
Stock-Based Compensation
The Company uses the straight-line method to recognize stock-based compensation expense over the requisite service period related to each award. Stock-based compensation expense is measured by the fair value of the award on the date of grant, net of the estimated forfeiture rate.
The fair value of stock options is estimated as of the date of grant using the Black-Scholes option pricing model using Level 3 inputs. The estimation of the fair value of stock options incorporates certain assumptions, such as the risk-free interest rate and expected volatility, dividend yield and life of options. Restricted stock awards and units are recorded as stock-based compensation expense over the requisite service period based on the market value of the Company's common stock on the date of grant.
Income Taxes
Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement amounts and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. See Note 9—Income Taxes for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income tax assets are reported as a current or noncurrent asset or liability based on the classification of the related asset or liability or according to the expected date of reversal.

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
In addition, pursuant to the terms of the Tender Offer Agreement, on March 21, 2013, the Company issued approximately 42 additional shares of common stock (representing approximately 19.9 percent of the outstanding shares prior to the share issuance) to Symphony Investors at the Tender Offer price per share of $4.00, resulting in $170 in cash proceeds to the Company, which brought Symphony Investors' ownership percentage to 21.2 percent after the share issuance. The Tender Offer Agreement provides that until the second anniversary of the closing of the Tender Offer, which was March 21, 2015, transfers of shares acquired by Symphony Investors in the Tender Offer and from the Company pursuant to the Tender Offer Agreement were generally restricted, with more limited restrictions thereafter. The Company has agreed to customary obligations to register the shares acquired by Symphony Investors with the Securities and Exchange Commission if requested by Symphony Investors.
Revisions
In the first quarter of fiscal 2015, the Company revised the presentation of noncontrolling interests as reflected in the Consolidated Financial Statements. Noncontrolling interests primarily include minority ownership interests in entities operating certain stores under the Cub Foods banner within Retail Food. Pursuant to the terms of the ownership agreements, the Company is required to distribute cash flows generated by these entities on a proportionate basis based on ownership interest. Net earnings attributable to noncontrolling interests were previously presented within Selling and administrative expenses in the Consolidated Statements of Operations and have been revised to a separate presentation in Net earnings attributable to noncontrolling interests. Noncontrolling interests were previously presented in Other long-term liabilities in the Consolidated Balance Sheets and have been revised as a component of Stockholders’ deficit. Distributions to noncontrolling interests were previously presented as a reduction of cash flows from operating activities in the Consolidated Statements of Cash Flows and have been revised as Distributions to noncontrolling interests within financing activities.
In addition, the Company revised the presentation of equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates was previously presented in Net sales and has been revised to a separate presentation in Equity in earnings of unconsolidated affiliates. The revisions did not impact Net earnings (loss) attributable to SUPERVALU INC. or net earnings per share for any period. Management has determined that the presentation changes are not material to any period reported. Prior period amounts have been revised to conform to the current period presentation.
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
In April 2014, the FASB issued authoritative guidance under ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this ASU, disposals classified as discontinued operations must represent a strategic shift that is expected to have a major effect on operations and financial results. The ASU no longer precludes presentation as discontinued operations if there is significant continuing involvement after disposal. Certain disclosures for disposals of individually significant components of an entity that do not qualify for discontinued operations presentation are also required. This ASU is effective prospectively for disposals that have not been reported in previously issued financial statements. The Company adopted ASU 2014-08 in fiscal 2015 and the adoption did not have an impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model and requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU will be adopted by the Company during the first quarter of fiscal 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company believes it will apply the modified retrospective approach and is currently evaluating the potential impact of adoption on its Consolidated Financial Statements.

NOTE 2—BUSINESS ACQUISITIONS
Rainbow Stores
During the second quarter of fiscal 2015, the Company completed the purchase of seven Rainbow Foods grocery stores, 11 Rainbow Foods pharmacy locations and one Rainbow Foods liquor store from RBF, LLC and Roundy’s Supermarkets, Inc. (“Roundy’s”). Five of the grocery stores, each of the pharmacies and the liquor store are operating under the Cub Foods banner, and two of the grocery stores are operating as Rainbow Foods grocery stores. In addition, several independent retail customers and franchisees, including Diamond Lake 1994 L.L.C., in which the Company has a minority ownership interest, also consummated their purchase of certain Rainbow Foods grocery stores. The three grocery stores acquired by Diamond Lake 1994 L.L.C are operating under the Cub Foods banner.
Total consideration for the stores and pharmacies acquired by the Company was $34 plus cash payments of $5 for inventories. The Company assumed certain off-balance sheet obligations, including operating leases and multiemployer pension obligations with respect to the acquired stores. In addition, the Company also acquired Roundy’s RAINBOW™ trademark.
The fair value of assets acquired was $39, including property, plant and equipment of $15, goodwill of $14, inventories of $5, identifiable finite-lived intangible assets of $4 and other current assets of $1. Recognized goodwill represents future economic benefits expected to arise from the Company’s presence in the retail market. These Consolidated Financial Statements reflect the final purchase accounting allocations. Pro forma information for this acquisition is not presented as the results of operations of the acquired businesses are not material to the Company’s Consolidated Financial Statements.
Save-A-Lot Licensee Stores
During the fiscal year ended February 28, 2015, the Company paid $19 to acquire equipment and leasehold improvements, identifiable finite-lived intangibles and inventories associated with 38 licensed Save-A-Lot stores from multiple licensee operators. These Consolidated Financial Statements reflect the final purchase accounting allocations. Pro forma information for these acquisitions is not presented as the results of operations of the acquired businesses are not material to the Company’s Consolidated Financial Statements.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 23, 2013	Additions	Impairments	Other net adjustments	February 22, 2014	Additions	Impairments	Other net adjustments	February 28, 2015
Goodwill:
Independent Business	$710	$—	$—	$—	$710	$—	$—	$—	$710
Save-A-Lot	137	—	—	—	137	4	—	—	141
Retail Food	—	—	—	—	—	14	—	—	14
Total goodwill	$847	$—	$—	$—	$847	$18	$—	$—	$865

Intangible assets:
Favorable operating leases, prescription files, customer lists and other (accumulated amortization of $86 and $78 as of February 28, 2015 and February 22, 2014, respectively)	$106	$—	$—	$5	$111	$13	$—	$—	$124
Tradenames and trademarks—indefinite useful lives	9	—	—	—	9	—	—	—	9
Non-compete agreements (accumulated amortization of $2 and $2 as of February 28, 2015 and February 22, 2014, respectively)	3	—	—	—	3	—	—	—	3
Total intangible assets	118	—	—	5	123	13	—	—	136
Accumulated amortization	(67)	(8)	—	(5)	(80)	(8)	—	—	(88)
Total intangible assets, net	$51				$43				$48
The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite useful lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred.
The Company conducted an annual impairment test of the net book value of goodwill and intangible assets with indefinite useful lives during the fourth quarter of fiscal 2015, which indicated the fair value of the Independent Business reporting unit exceeded its carrying value by approximately 80 percent, the fair value of each of Save-A-Lot and Retail Food reporting units was in excess of 100 percent of its carrying value and the fair value of intangible assets with indefinite useful lives was in excess of their carrying value. In fiscal 2013, recoverability tests of indefinite-lived tradename intangibles indicated the carrying value of a tradename within the Independent Business segment was not recoverable, which resulted in a pre-tax impairment charge of $6.
Annual impairment testing and the related calculation of the impairment charges contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.
Amortization expense of intangible assets with definite useful lives of $8 was recorded in each of fiscal 2015, 2014 and 2013. Future amortization expense will average approximately $5 per year for the next five years.

NOTE 4—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties

Changes in the Company’s reserves for closed properties consisted of the following:

	2015	2014	2013
Beginning balance	$47	$61	$72
Additions	4	4	16
Payments	(12)	(16)	(22)
Adjustments	(5)	(2)	(5)
Ending balance	$34	$47	$61
In fiscal 2013, due to the announced closure of approximately 22 non-strategic Save-A-Lot stores, impairment charges of $10 were recorded related to these closed stores' operating leases in the Save-A-Lot segment.
Property, Plant and Equipment Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	2015	2014	2013
Property, plant and equipment:
Carrying value	$4	$45	$291
Fair value measured using Level 3 inputs	1	21	40
Impairment charge	$3	$24	$251
Fiscal 2015 impairment charges are primarily related to the closure of non-strategic Save-A-Lot stores. Fiscal 2014 impairment charges were primarily related to the write-off of certain software tools that would no longer be utilized in operations within Retail Food, and impairments of Independent Business distribution centers and Save-A-Lot stores. Fiscal 2013 impairment charges primarily related to certain capital projects in process, mainly related to software under development and certain other software support tools that the executive management team determined the Company would abandon, all within the Retail Food segment and Corporate, and the announced closure of approximately 22 non-strategic Save-A-Lot stores.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following:

	2015	2014
Land	$104	$97
Buildings	1,252	1,224
Property under construction	71	34
Leasehold improvements	709	693
Equipment	2,021	1,959
Capitalized lease assets	314	315
Total property, plant and equipment	4,471	4,322
Accumulated depreciation	(2,779)	(2,618)
Accumulated amortization on capitalized lease assets	(222)	(207)
Total property, plant and equipment, net	$1,470	$1,497
Depreciation expense was $258, $275 and $333 for fiscal 2015, 2014 and 2013, respectively. Amortization expense related to capitalized lease assets was $19, $19 and $23 for fiscal 2015, 2014 and 2013, respectively.

NOTE 6—FAIR VALUE MEASUREMENTS
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
Impairment charges recorded during fiscal 2015, 2014 and 2013 related to lease reserves and properties held and used and held for sale, as discussed in Note 4—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges were measured at fair value using Level 3 inputs. Intangible asset impairment charges recorded during fiscal 2013 discussed in Note 3—Goodwill and Intangible Assets were measured at fair value using Level 3 inputs. Discontinued operations property, plant and equipment impairment charges and finalization adjustments recorded in fiscal 2014 and 2013 related to the sale of NAI were recorded in Income from discontinued operations, net of tax, and are discussed in Note 16—Discontinued Operations, and were measured at fair value using Level 3 inputs.
Derivative Financial Instruments
On February 24, 2015, the Company entered into a forward starting interest rate swap agreement effectively converting $300 of variable rate debt under the Company's Secured Term Loan Facility (defined below) to a fixed rate of 5.5075 percent, effective beginning in February 2016 and through the Secured Term Loan Facility's maturity in March 2019. This transaction was entered into to reduce the Company's exposure to changes in market interest rates associated with its variable rate debt. The Company designated this derivative as a cash flow hedge of the variability in expected cash outflows of interest payments. The fair value of the interest rate swap represents a liability of $0 as of February 28, 2015, which was recorded in Other long-term liabilities and measured using Level 2 inputs. The interest rate swap agreement is valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of February 28, 2015, a 100 basis point increase or decrease in forward LIBOR interest rates would increase or decrease, respectively, the fair value of the interest rate swap by approximately $7.
The fair value of the Company’s fuel derivatives represented a liability of $1 and $0 as of February 28, 2015 and February 22, 2014, respectively, and fuel derivative gains and losses were also insignificant for fiscal 2015, 2014 and 2013.
Other
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying values due to their short maturities.
The estimated fair value of notes receivable was greater than the carrying value by $2 as of February 28, 2015 and February 22, 2014. The estimated fair value of notes receivable was calculated using a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.
The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the book value by approximately $59 and $83 as of February 28, 2015 and February 22, 2014, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.

NOTE 7—LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	February 28, 2015	February 22, 2014
4.50% Secured Term Loan Facility due March 2019	$1,469	$1,474
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	—
8.00% Senior Notes due May 2016	278	628
1.66% to 4.00% Revolving ABL Credit Facility due September 2019	—	—
Other	—	18
Net discount on debt, using an effective interest rate of 4.63% to 8.56%	(8)	(16)
Total debt	2,489	2,504
Less current maturities of long-term debt	(9)	(18)
Long-term debt	$2,480	$2,486

Future maturities of long-term debt, excluding the net discount on debt, as of February 28, 2015 consist of the following:

Fiscal Year
2016	$10
2017	293
2018	15
2019	15
2020	1,414
Thereafter	750
The Company’s credit facilities and certain long-term debt agreements have restrictive covenants and cross-default provisions, which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented.
Senior Secured Credit Agreements
As of February 28, 2015 and February 22, 2014, the Company had outstanding borrowings of $1,469 and $1,474, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), secured by substantially all of the Company’s real estate, equipment and certain other assets, which bears interest at the rate of LIBOR plus 3.50 percent and includes a floor on LIBOR set at 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interest in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of February 28, 2015 and February 22, 2014, there was $776 and $787, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the discount, $9 and $0 of the Secured Term Loan Facility was classified as current as of February 28, 2015 and February 22, 2014 respectively.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Beginning with the fiscal year ended February 22, 2014, the Company must prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company's Excess Cash Flow for the fiscal year ended February 28, 2015, no prepayment will be required. The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2016 is not reasonably estimable as of February 28, 2015.
As of February 28, 2015 and February 22, 2014, there were no outstanding borrowings under the Revolving ABL Credit Facility or the Company’s previous revolving credit facility due March 2018, respectively. As of February 28, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $76 at fees of 1.625 percent, and the unused available credit under this facility was $871 with facility fees of 0.375 percent. As of February 22, 2014, letters of credit outstanding under the Company’s previous revolving credit facility due March 2018 were $101 at fees of 2.125 percent, and the unused available credit under this facility was $786 with facility fees of 0.375 percent. As of February 28, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,188 of certain inventory assets included in Inventories, net, $220 of certain receivables included in Receivables, net, $28 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Consolidated Balance Sheets. As of February 22, 2014, the Company’s previous revolving credit facility due March 2018 was secured on a first-priority basis by $1,066 of certain inventory assets included in Inventories, net, $227 of certain receivables included in Receivables, net, $24 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Consolidated Balance Sheets.

On April 17, 2014, the Company entered into an amendment (the “First ABL Amendment”) to its Revolving ABL Credit Facility that reduced the interest rates to LIBOR plus 1.50 percent to LIBOR plus 2.00 percent or prime plus 0.50 percent to prime plus 1.00 percent, depending on utilization. The First ABL Amendment also eliminated the springing maturity provision that would have accelerated the maturity of the facility to 90 days prior to May 1, 2016 if more than $250 of the Company’s 8.00 percent Senior Notes due May 2016 (the "2016 Notes") remained outstanding as of that date. The springing maturity provision was replaced with a springing reserve provision that calls for a reserve to be placed against availability under the facility in the amount of any outstanding Material Indebtedness (as defined in the facility) that is due within 30 days of the date the reserve is established. The First ABL Amendment also amended the facility to provide that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500 instead of $250 as was in effect prior to the First ABL Amendment, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions. In addition, the First ABL Amendment extended the maturity date of the facility to February 21, 2019 and contains modified covenants to give the Company additional strategic and operational flexibility.
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
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the fiscal year ended February 28, 2015, the Company borrowed $3,268 and repaid $3,268 under its Revolving ABL Credit Facility and its previous revolving credit facility due March 2018. During the fiscal year ended February 22, 2014, the Company borrowed $3,803 and repaid $4,010 under its previous revolving credit facilities. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in its present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of February 28, 2015, the aggregate cap on Restricted Payments was approximately $299. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
On November 14, 2014, the Company issued $350 of 7.75 percent Senior Notes due November 2022 (the “2022 Notes”) under its shelf registration statement. Financing costs of approximately $4 were paid, capitalized and included in Other assets on the Consolidated Balance Sheets.

Simultaneously with the issuance of the 2022 Notes, the Company delivered a 30 day redemption notice for $350 of 2016 Notes. The net proceeds from the 2022 Notes, together with borrowings under the ABL Credit Facility, were used to fund the redemption of $350 of outstanding 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes and the applicable redemption premium of approximately $35, which was expensed. In addition, non-cash charges of $5 for the write-off of existing unamortized financing costs and original issue discount on the redeemed 2016 Notes were incurred.

The $400 of 6.75 percent Senior Notes due June 2021, the $350 of 2022 Notes and the remaining $278 of 2016 Notes contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 8—LEASES
The Company leases most of its retail stores and certain distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, to a limited extent, include options to purchase. Future minimum lease payments to be made by the Company for noncancellable operating leases and capital leases as of February 28, 2015 consist of the following:

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
2016	$129	$45
2017	119	43
2018	99	41
2019	80	38
2020	60	35
Thereafter	152	130
Total future minimum obligations	$639	332
Less interest		(93)
Present value of net future minimum obligations		239
Less current capital lease obligations		(26)
Long-term capital lease obligations		$213
Total future minimum obligations have not been reduced for future minimum subtenant rentals under certain operating subleases.
Rent expense, other operating lease expense and subtenant rentals all under operating leases consisted of the following:

	2015	2014	2013
Minimum rent	$148	$143	$143
Contingent rent	6	5	6
Rent expense	154	148	149
Less subtenant rentals	(29)	(27)	(29)
Total net rent expense	$125	$121	$120
The Company leases certain property to third parties under operating, capital and direct financing leases. Under the direct financing leases, the Company leases buildings to independent retail customers with terms ranging from one to five years.

Future minimum lease and subtenant rentals to be received under noncancellable operating and deferred financing income leases, under which the Company is the lessor, as of February 28, 2015, consist of the following:

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
2016	$25	$1
2017	23	1
2018	18	1
2019	12	—
2020	7	—
Thereafter	17	—
Total minimum lease receipts	$102	3
Less interest		—
Net investment in direct financing leases		3
Less current portion		(1)
Long-term portion		$2
The carrying value of owned property leased to third parties under operating leases was as follows:

	2015	2014
Property, plant and equipment	$4	$4
Less accumulated depreciation	(3)	(3)
Property, plant and equipment, net	$1	$1

NOTE 9—INCOME TAXES
Income Tax Provision
The provision (benefit) for income taxes consisted of the following:

	2015	2014	2013
Current
Federal	$35	$30	$(98)
State	7	5	(9)
Total current	42	35	(107)
Deferred	16	(30)	(56)
Total income tax provision (benefit)	$58	$5	$(163)
The difference between the actual tax provision (benefit) and the tax provision computed by applying the statutory federal income tax rate to Earnings (loss) from continuing operations before income taxes is attributable to the following:

	2015	2014	2013
Federal taxes (benefit) based on statutory rate	$62	$4	$(149)
State income taxes, net of federal benefit	12	—	(13)
Tax contingency	(1)	(1)	1
Change in valuation allowance	—	(1)	(3)
Pension	(8)	—	—
Other	(7)	3	1
Total income tax provision (benefit)	$58	$5	$(163)

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consisted of the following:

	2015	2014
Deferred tax assets:
Compensation and benefits	$234	$224
Self-insurance	25	24
Property, plant and equipment and capitalized lease assets	72	132
Loss on sale of discontinued operations	1,387	1,339
Net operating loss carryforwards	19	23
Other	69	80
Gross deferred tax assets	1,806	1,822
Valuation allowance	(1,404)	(1,356)
Total deferred tax assets	402	466
Deferred tax liabilities:
Property, plant and equipment and capitalized lease assets	(88)	(147)
Inventories	(14)	(40)
Intangible assets	(27)	(25)
Other	(23)	(16)
Total deferred tax liabilities	(152)	(228)
Net deferred tax asset	$250	$238
Net deferred tax assets are recorded in the Consolidated Balance Sheets as follows:

	2015	2014
Deferred tax assets	$265	$287
Other current liabilities	(15)	(49)
Net deferred tax asset	$250	$238
The Company has valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Company currently has state net operating loss (“NOL”) carryforwards of $414 for tax purposes. The NOL carryforwards expire beginning in 2016 and continuing through 2034 and have a $16 valuation allowance. The sale of NAI resulted in an allocation of tax expense between continuing and discontinued operations. Included in discontinued operations is the recognition of the additional tax basis in the shares of NAI offset by a valuation allowance on the capital loss that resulted from the sale of shares. The Company has recorded a valuation allowance against the projected capital loss because there is no clear evidence that the capital loss will be used prior to its expiration in fiscal 2019.
Uncertain Tax Positions
Changes in the Company’s unrecognized tax benefits consisted of the following:

	2015	2014	2013
Beginning balance	$76	$187	$165
Increase based on tax positions related to the current year	15	15	5
Decrease based on tax positions related to the current year	—	—	(1)
Increase based on tax positions related to prior years	15	8	82
Decrease based on tax positions related to prior years	(4)	(2)	(58)
Decrease related to settlements with taxing authorities	(3)	(128)	(3)
Decrease due to lapse of statute of limitations	(5)	(4)	(3)
Ending balance	$94	$76	$187
Included in the balance of unrecognized tax benefits as of February 28, 2015, February 22, 2014 and February 23, 2013 are tax positions of $36 net of tax, $48 net of tax, and $60 net of tax, respectively, which would reduce the Company’s effective tax rate if recognized in future periods.

The Company expects to resolve $6, net, of unrecognized tax benefits within the next 12 months, representing several individually insignificant income tax positions. These unrecognized tax benefits represent items in which the Company may not prevail with certain taxing authorities, based on varying interpretations of the applicable tax law. The Company is currently in various stages of audits, appeals or other methods of review with authorities from various taxing jurisdictions. The resolution of these unrecognized tax benefits would occur as a result of potential settlements from these negotiations. Based on the information available as of February 28, 2015, the Company does not anticipate significant additional changes to its unrecognized tax benefits.
The Company recognized income related to interest, net of penalties and settlement adjustments, of $7 and $4 in fiscal 2015 and 2014, respectively. No amounts were recognized related to interest and penalties in fiscal 2013. In addition to the liability for unrecognized tax benefits, the Company had a liability of $26 and $31 as of February 28, 2015 and February 22, 2014, respectively, related to accrued interest and penalties for uncertain tax positions recorded in Other current liabilities and Long-term tax liabilities in the Consolidated Balance Sheets. The Company settled various audits during fiscal 2015 and fiscal 2014 resulting in payments of $2 and $14 for interest and penalties in fiscal 2015 and fiscal 2014, respectively.
The Company is currently under examination or other methods of review in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of February 28, 2015, the Company is no longer subject to federal income tax examinations for fiscal years before 2011 and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 10—STOCK-BASED AWARDS
As of February 28, 2015, the Company has stock options, restricted stock awards and performance awards (collectively referred to as “stock-based awards”) outstanding under the 2012 Stock Plan and 2007 Stock Plan. The Company’s amended and restated 2012 Stock Plan (the "2012 Stock Plan"), as approved by stockholders in fiscal 2015, is the only plan under which stock-based awards may be granted. The 2012 Stock Plan provides that the Board of Directors or the Leadership Development and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock-based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted prior to fiscal 2006 have a term of ten years, stock-based awards granted from fiscal 2006 to fiscal 2012 generally have a term of seven years, and starting in fiscal 2013 stock-based awards granted generally have a term of ten years.
Stock options are granted to key salaried employees and have been granted to the Company’s non-employee directors to purchase common stock at an exercise price not less than 100 percent of the fair market value of the Company’s common stock on the date of grant. Prior to fiscal 2013, stock options vested over four years and starting in fiscal 2013, stock options vest over three years. Restricted stock awards are also awarded to key salaried employees. The vesting of restricted stock awards is determined at the discretion of the Board of Directors or the Compensation Committee. The restrictions on the restricted stock awards generally lapse between one and five years from the date of grant and the expense is recognized over the lapsing period. Performance awards as part of the long-term incentive program are granted to key salaried employees.
As of February 28, 2015, there were 21 shares available for future issuance of stock-based awards under the 2012 Stock Plan. Common stock has been delivered out of treasury stock upon the exercise of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or the Compensation Committee.
On March 20, 2013, the Company completed the Tender Offer and issued common stock to Symphony Investors, which the Company’s Board of Directors deemed to be a change-in-control for purposes of the Company’s outstanding stock-based awards, immediately accelerating the vesting of certain stock-based awards. The deemed change-in-control in conjunction with certain other events resulted in the immediate acceleration of certain additional stock-based awards. As a result of this action, the 2013 and 2012 long-term incentive program awards were immediately accelerated for the vast majority of the outstanding awards resulting in the recognition of the remaining unamortized stock-based compensation expense. However, as the exercise price for the vast majority of these awards was greater than the market price of the Company’s common stock at such time, the cash pay-out to management and employees was insignificant. Outstanding options granted prior to May of fiscal 2010 were also immediately accelerated as were options and restricted stock awards granted after May of fiscal 2010 for certain employees meeting qualifying criteria. The Company recognized $9 of accelerated stock-based compensation charges in Selling and administrative expenses in fiscal 2014 as a result of the deemed change-in-control, comprised of $5 from long-term incentive programs, $3 from restricted stock awards and $1 from stock options.

Stock Options
Stock options granted, exercised and outstanding consisted of the following:

	Shares Under Option (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, February 25, 2012	18,413	$28.90	2.62	$—
Granted	9,370	2.54
Exercised	(9)	2.28
Canceled and forfeited	(5,528)	23.32
Outstanding, February 23, 2013	22,246	19.20	4.63	$10,402
Granted	10,083	6.58
Exercised	(3,121)	2.29
Canceled and forfeited	(5,873)	23.70
Outstanding, February 22, 2014	23,335	14.87	5.41	$15,982
Granted	5,022	7.54
Exercised	(1,944)	3.71
Canceled and forfeited	(5,533)	30.68
Outstanding, February 28, 2015	20,880	$9.98	6.55	$61,073
Vested and expected to vest in the future as of February 28, 2015	19,681	$10.16	6.41	$57,694
Exercisable as of February 28, 2015	10,018	$13.51	4.31	$26,826
In fiscal 2015 and 2014, the Company granted 5 and 9, respectively, of non-qualified stock options to certain employees under the Company’s 2012 Stock Plan with a weighted average grant date fair value of $3.28 and $2.78 per share, respectively. These stock options vest over a period of three years, and were awarded as part of a broad-based employee incentive initiative designed to retain and motivate employees across the Company.
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
The Company used the Black Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

	2015	2014	2013
Dividend yield	—%	—%	1.0 – 2.1%
Volatility rate	50.8 – 53.2%	49.3 – 51.3%	42.3 – 61.2%
Risk-free interest rate	1.2 – 1.6%	0.6 – 1.0%	0.4 – 0.6%
Expected option life	4.0 – 5.0 years	4.0 – 6.0 years	4.5 – 6.0 years

Restricted Stock
Restricted stock awards and restricted stock unit activity consisted of the following:

	Restricted Stock Units (In thousands)	Restricted Stock Awards (In thousands)	Weighted Average Grant Date Fair Value(1)
Outstanding, February 25, 2012	151	444	$17.96
Granted	894	1,482	6.05
Lapsed	(64)	(220)	10.03
Canceled and forfeited	(9)	(263)	10.19
Outstanding, February 23, 2013	972	1,443	7.83
Granted	296	491	6.98
Lapsed	(1,268)	(967)	6.23
Canceled and forfeited	—	(30)	6.08
Outstanding, February 22, 2014	—	937	9.09
Granted	2,274	18	7.11
Lapsed	(133)	(417)	6.54
Canceled and forfeited	(90)	(2)	6.09
Outstanding, February 28, 2015	2,051	536	$11.02
(1) Weighted average grant date fair value is only used for restricted stock awards.
In fiscal 2015, the Company granted 2 shares of restricted stock units to certain employees under the Company's 2012 Stock Plan.
In fiscal 2013, the Company granted restricted stock awards of 1 shares to certain employees under the Company’s fiscal 2012 bonus plan at a fair value of $6.15 per share. The restricted stock awards will vest over a three year period from the date of grant.
Stock-Based Compensation Expense
The components of pre-tax stock-based compensation expense are included primarily in Selling and administrative expenses in the Consolidated Statements of Operations. The expense recognized and related tax benefits were as follows:

	2015	2014	2013
Stock-based compensation	$23	$22	$13
Income tax benefits	(9)	(8)	(5)
Stock-based compensation, net of tax	$14	$14	$8
The Company realized excess tax shortfalls of $1, $1 and $2 in fiscal 2015, 2014 and 2013, respectively.
Unrecognized Stock-Based Compensation Expense
As of February 28, 2015, there was $25 of unrecognized compensation expense related to unvested stock-based awards granted under the Company’s stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.
Long-Term Incentive Plans
In fiscal 2013, the Company granted 5 performance award units to certain employees under the SUPERVALU INC. 2007 Stock Plan as part of the Company’s long-term incentive program (“2013 LTIP”). Payout of the award was based on the increase in share price over the three-year service period ending May 1, 2015, and will be settled in the Company’s stock. The grant date fair value used to determine compensation expense associated with the performance grant was calculated utilizing a Monte Carlo simulation. The grant date fair value of the 2013 LTIP award was $1.38 per award unit. Due to the deemed change in control along with certain other events discussed above, the 2013 and 2012 long-term incentive program awards were immediately accelerated for the vast majority of the outstanding awards in fiscal 2014. The amount of the awards outstanding was insignificant as of February 28, 2015.

NOTE 11—BENEFIT PLANS
Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. The Company’s primary defined benefit pension plan, the SUPERVALU INC. Retirement Plan (the "SUPERVALU Retirement Plan"), and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefit earned in these plans until December 31, 2012. Most union employees participate in multiemployer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.
Effective February 21, 2014, the Company amended the SUPERVALU Retiree Benefit Plan to modify the Company’s subsidies for all participants (current and former employees) who are not subject to a collective bargaining agreement that specifies a different benefit and who terminate employment on or after January 1, 2016. The result of this amendment was a reduction in the other postretirement benefit obligations of $11 with a corresponding decrease to Accumulated other comprehensive loss, net of tax in fiscal 2014.
The benefit obligation, fair value of plan assets and funded status of the defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,726	$2,893	$81	$109
Plan amendment	—	—	(5)	(11)
Service cost	—	—	1	2
Interest cost	121	121	4	4
Actuarial loss (gain)	371	(141)	5	(12)
Settlements paid	(272)	—	—	—
Benefits paid	(97)	(147)	(4)	(6)
Other	—	—	—	(5)
Benefit obligation at end of year	2,849	2,726	82	81
Changes in Plan Assets
Fair value of plan assets at beginning of year	2,261	2,031	—	—
Actual return on plan assets	260	259	—	—
Employer contributions	165	118	4	6
Plan participants’ contributions	—	—	3	3
Settlements paid	(272)	—	—	—
Benefits paid	(97)	(147)	(7)	(9)
Other	—	—	4	—
Fair value of plan assets at end of year	2,317	2,261	4	—
Unfunded status at end of year	$(532)	$(465)	$(78)	$(81)
For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation.

Amounts recognized in the Consolidated Balance Sheets consist of the following:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Accrued vacation, compensation and benefits	$(2)	$(3)	$(6)	$(6)
Pension and other postretirement benefit obligations	(530)	(462)	(72)	(75)
Total	$(532)	$(465)	$(78)	$(81)
Amounts recognized in Accumulated other comprehensive loss for the defined benefit pension and other postretirement benefit plans consist of the following:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Prior service benefit	$—	$—	$45	$55
Net actuarial loss	(696)	(567)	(28)	(25)
Total recognized in Accumulated other comprehensive loss	$(696)	$(567)	$17	$30
Total recognized in Accumulated other comprehensive loss, net of tax	$(432)	$(324)	$9	$17
Net periodic benefit cost (income) and other changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income for defined benefit pension and other postretirement benefit plans consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost
Service cost	$—	$—	$—	$1	$2	$2
Interest cost	121	121	123	4	4	5
Expected return on plan assets	(149)	(141)	(133)	—	—	—
Amortization of prior service benefit	—	—	—	(16)	(13)	(12)
Amortization of net actuarial loss	68	101	111	3	5	6
Settlement	64	—	—	—	—	—
Net periodic benefit cost (income)	104	81	101	(8)	(2)	1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income
Prior service benefit	—	—	—	(5)	(11)	—
Amortization of prior service benefit	—	—	—	16	12	13
Net actuarial loss (gain)	195	(259)	46	6	(16)	(7)
Amortization of net actuarial loss	(66)	(101)	(110)	(3)	(5)	(6)
Total expense (benefit) recognized in Other comprehensive (loss) income	129	(360)	(64)	14	(20)	—
Total expense (benefit) recognized in net periodic benefit cost (income) and Other comprehensive (loss) income	$233	$(279)	$37	$6	$(22)	$1
The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost for the defined benefit pension plans during fiscal 2016 is $79. The estimated net amount of prior service benefit and net actuarial loss for the postretirement benefit plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during fiscal 2016 is $10.
During fiscal 2015, the Company converted to the RP-2014 Aggregate mortality table for calculating the pension and other postretirement obligations and the annual expense. This change increased the projected benefit obligation by $182 and the accumulated postretirement benefit obligation by $6. This conversion is expected to increase the fiscal 2016 defined benefit pension plans expense by $32.

Assumptions
Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2015	2014	2013
Benefit obligation assumptions:
Discount rate(1)	3.80%	4.65%	4.25%
Rate of compensation increase	—%	—%	2.00%
Net periodic benefit cost assumptions:(2)
Discount rate(1)	4.65 – 4.10%	4.25%	4.55%
Rate of compensation increase	—%	2.00%	2.00%
Expected return on plan assets(3)	7.00 – 6.50%	7.00%	7.25%

(1)
The Company reviews and selects the discount rate to be used in connection with measuring its pension and other postretirement benefit obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used by the Company.

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
For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 7.25 percent as of February 28, 2015. The assumed healthcare cost trend rate for retirees before age 65 will decrease by 0.25 percent for each year through fiscal 2026, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 6.00 percent as of February 28, 2015. The assumed healthcare cost trend rate for retirees after age 65 will decrease through fiscal 2026, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption would have the following impact on the amounts reported: a 100 basis point increase in the trend rate would impact the Company’s service and interest cost by less than $1 for fiscal 2015; a 100 basis point decrease in the trend rate would impact the Company’s accumulated postretirement benefit obligation as of the end of fiscal 2015 by approximately $7; and a 100 basis point increase would increase the Company’s accumulated postretirement benefit obligation by approximately $8.
Pension Plan Assets
Plan assets are held in a master trust and invested in separately managed accounts and other commingled investment vehicles holding domestic and international equity securities, domestic fixed income securities and other investment classes. The Company employs a total return approach whereby a diversified mix of asset class investments is used to maximize the long-term return of plan assets for an acceptable level of risk. Alternative investments are also used to enhance risk-adjusted long-term returns while improving portfolio diversification. Risk is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-

needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2015	2014
Domestic equity	24.4%	24.8%	30.2%
International equity	11.0%	11.3%	14.1%
Private equity	6.2%	6.2%	5.5%
Fixed income	48.7%	48.1%	41.3%
Real estate	9.7%	9.6%	8.9%
Total	100.0%	100.0%	100.0%
The following is a description of the valuation methodologies used for investments measured at fair value:
Common stock—Valued at the closing price reported in the active market in which the individual securities are traded.
Common collective trusts—Valued at net asset value (“NAV”), which is based on the fair value of the underlying securities owned by the fund divided by the number of shares outstanding. The NAV unit price is quoted on a private market that is not active. However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.
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
Other—Valued under an approach that maximizes observable inputs, such as gathering consensus data from the market participant’s best estimate of mid-market pricing for actual trades or positions held.
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

The fair value of assets of the Company’s defined benefit pension plans held in a master trust as of February 28, 2015, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total
Common stock	$489	$—	$—	$489
Common collective trusts—fixed income	—	259	—	259
Common collective trusts—equity	—	336	—	336
Government securities	95	130	—	225
Mutual funds	53	286	—	339
Corporate bonds	—	292	—	292
Real estate partnerships	—	—	162	162
Private equity	—	—	144	144
Mortgage-backed securities	—	17	—	17
Other	48	6	—	54
Total plan assets at fair value	$685	$1,326	$306	$2,317
The fair value of assets of the Company’s defined benefit pension plans held in a master trust as of February 22, 2014, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Total
Common stock	$579	$—	$—	$579
Common collective trusts—fixed income	—	253	—	253
Common collective trusts—equity	—	344	—	344
Government securities	92	89	—	181
Mutual funds	52	243	—	295
Corporate bonds	—	290	—	290
Real estate partnerships	—	—	149	149
Private equity	—	—	125	125
Mortgage-backed securities	—	37	—	37
Other	—	8	—	8
Total plan assets at fair value	$723	$1,264	$274	$2,261
The following is a summary of changes in the fair value of Level 3 investments for 2015 and 2014:

	Real Estate Partnerships	Private Equity
Ending balance, February 23, 2013	$136	$110
Purchases	22	34
Sales	(26)	(24)
Unrealized gains	10	5
Realized gains and losses	7	—
Ending balance, February 22, 2014	149	125
Purchases	10	36
Sales	(7)	(21)
Unrealized gains	10	4
Realized gains and losses	—	—
Ending balance, February 28, 2015	$162	$144
Contributions
In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Highway and Transportation Funding Act includes a provision for interest rate stabilization for defined benefit employee pension plans. As a result of this stabilization provision, the Company expects its required pension contributions to the SUPERVALU Retirement Plan to decrease significantly compared to fiscal 2015 for the next several years.

The Company expects to contribute approximately $55 to $65 to its defined benefit pension plans and postretirement benefit plans in fiscal 2016.
The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 and other applicable laws, as determined by the Company’s external actuarial consultant with consideration given to contributing larger amounts. The Company had agreed to make $100 in aggregate contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions pursuant to a term sheet entered into with the PBGC in connection with the sale of NAI. On September 11, 2014, the Company, AB Acquisition and the PBGC amended the term sheet. Pursuant to that amendment, the Company made excess contributions of $47 to the SUPERVALU Retirement Plan and the Company no longer has any obligations or restrictions under the term sheet. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.
At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash including such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required PBGC variable rate premiums or the ability to achieve exemption from participant notices of underfunding.
Lump Sum Pension Settlement
During the third quarter of fiscal 2015, the Company made lump sum settlement payments to certain deferred vested pension plan participants under a lump sum payment option window. The payments were equal to the present value of the participant’s pension benefits, and were made to certain former employees who were deferred vested participants in the SUPERVALU Retirement Plan, who had not yet begun receiving monthly pension benefit payments and who elected to participate in the lump sum payment option window. In fiscal 2015, the SUPERVALU Retirement Plan made lump sum settlement payments of approximately $272. The lump sum settlement payments resulted in a non-cash pension settlement charge of $64 from the acceleration of a portion of the accumulated unrecognized actuarial loss. As a result of the lump sum settlements, the SUPERVALU Retirement Plan assets and liabilities were re-measured at November 29, 2014 using a discount rate of 4.1 percent, an expected rate of return on plan assets of 6.5 percent and the RP-2014 Generational Mortality Table. The November 29, 2014 re-measurement resulted in an increase to Accumulated other comprehensive loss of $200 pre-tax ($141 after-tax) and a corresponding decrease to the SUPERVALU Retirement Plan's funded status.
Estimated Future Benefit Payments
The estimated future benefit payments to be made from the Company’s defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2016	$139	$6
2017	129	5
2018	137	5
2019	142	5
2020	153	6
Years 2021-2025	843	28
Defined Contribution Plans
The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. The Company matches a portion of employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by the Company to the plans is determined by plan provisions or at the discretion of the Company. Total employer contribution expenses for these plans were $16, $11 and $17 for fiscal 2015, 2014 and 2013, respectively. Matching contributions were reduced or eliminated in January 2013 for most employees. The Company adopted and made a discretionary match for fiscal 2015 for employees who had their matching contributions eliminated. Plan investment options no longer include shares of the Company's common stock.

Post-Employment Benefits
The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.
Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Post-Employment Benefits
	2015	2014
Accrued vacation, compensation and benefits	$8	$9
Other long-term liabilities	10	15
Total	$18	$24
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
Expense is recognized in connection with these plans as contributions are funded, in accordance with U.S. generally accepted accounting standards. The Company contributed $39, $39 and $38 to these plans for fiscal years 2015, 2014 and 2013, respectively. The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

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

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2015 and 2014 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone or orange zone status are less than 80 percent funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.
Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of the Company’s collective bargaining agreements require that a minimum contribution be made to these plans. Multiemployer pension plan contributions and participants were generally comparable for fiscal 2015, 2014 and 2013.
At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2014.

The following table contains information about the Company’s multiemployer plans:

	EIN—Pension Plan Number	Plan Month/Day End Date	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharges Imposed(1)	Amortization Provisions
Pension Fund			2015	2014		2015	2014	2013
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Green	Green	Implemented	$10	$9	$9	No	Yes
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	8	8	9	No	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Yellow	Yellow	Implemented	7	8	8	No	No
UFCW Unions and Participating Employers Pension Plan	526117495-002	12/31	Red	Red	Implemented	4	4	3	No	No
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	Green	No	4	3	2	No	Yes
UFCW Union Local 655 Food Employers Joint Pension Plan	436058365-001	12/31	Green	Green	No	2	2	2	Yes	Yes
UFCW Unions and Employers Pension Plan	396069053-001	10/31	Red	Red	Implemented	1	2	2	Yes	No
All Other Multiemployer Pension Plans(2)						3	3	3
Total						$39	$39	$38

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.

(2)
All Other Multiemployer Pension Plans includes 12 plans, none of which are individually significant when considering the Company's contributions to the plan, severity of the underfunded status or other factors.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which the Company participates:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contribution 2014
Minneapolis Food Distributing Industry Pension Plan	6/01/2013 – 05/31/2015	1	5/31/2015	100.0%	Yes
Central States, Southeast and Southwest Areas Pension Fund	6/01/2011 – 8/31/2017	10	5/31/2016	28.7%	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/2/2014 – 3/5/2016	1	3/5/2016	100.0%	Yes
UFCW Unions and Participating Employers Pension Plan	7/13/2014 – 7/8/2017	2	7/8/2017	68.9%	Yes
Western Conference of Teamsters Pension Plan	4/17/2011 – 7/15/2017	8	7/15/2017	50.2%	No
UFCW Union Local 655 Food Employers Joint Pension Plan	5/13/2013 – 5/8/2016	1	5/8/2016	100.0%	Yes
UFCW Unions and Employers Pension Plan	4/6/2014 – 4/2/2016	1	4/2/2016	90.0%	Yes

(1)	Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees participating in the respective fund.

Multiemployer Postretirement Benefit Plans Other than Pensions
The Company also makes contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. These plans provide medical, dental, pharmacy, vision and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The vast majority of the Company’s contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees.
The Company contributed $89, $87 and $90 for fiscal 2015, 2014 and 2013, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.
Collective Bargaining Agreements
As of February 28, 2015, the Company had approximately 38,500 employees. Approximately 16,000 employees are covered by 49 collective bargaining agreements. During fiscal 2015, 19 collective bargaining agreements covering 11,700 employees were renegotiated and four collective bargaining agreements covering approximately 800 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2016, eight collective bargaining agreements covering approximately 1,200 employees are scheduled to expire.

NOTE 12—NET EARNINGS (LOSS) PER SHARE
The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	2015	2014	2013
Net earnings (loss) from continuing operations	$127	$13	$(253)
Less net earnings attributable to noncontrolling interests	(7)	(7)	(10)
Net earnings (loss) from continuing operations attributable to SUPERVALU INC.	120	6	(263)
Income (loss) from discontinued operations, net of tax	72	176	(1,203)
Net earnings (loss) attributable to SUPERVALU INC.	$192	$182	$(1,466)

Weighted average number of shares outstanding—basic	260	255	212
Dilutive impact of stock-based awards	4	3	—
Weighted average number of shares outstanding—diluted (1)	264	258	212

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.46	$0.02	$(1.24)
Discontinued operations	$0.28	$0.69	$(5.67)
Basic net earnings (loss) per share	$0.74	$0.71	$(6.91)
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations (1)	$0.45	$0.02	$(1.24)
Discontinued operations (1)	$0.27	$0.68	$(5.67)
Diluted net earnings (loss) per share	$0.73	$0.70	$(6.91)

(1)	Weighted average number of shares outstanding—diluted was equal to Weighted average number of shares outstanding—basic for the computation of diluted net loss per share amounts for fiscal 2013.
Stock-based awards of 10, 18 and 25 were outstanding during fiscal 2015, 2014 and 2013, respectively, but were excluded from the calculation of Net earnings (loss) from continuing operations per share—diluted, Net earnings (loss) from discontinued operations per share—diluted and Net earnings (loss) per share—diluted for the periods because their inclusion would be antidilutive.

NOTE 13—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED COMPREHENSIVE LOSS
The Company reports comprehensive income in the Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ deficit during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income is calculated as net earnings (loss) including noncontrolling interests, plus or minus adjustments for pension and other postretirement benefit obligations, net of tax, less comprehensive income attributable to noncontrolling interests.
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax. Changes in Accumulated other comprehensive loss by component are as follows:

	2015	2014	2013
Pension and postretirement benefit plan accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(307)	$(612)	$(657)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $73, $(85) and $(18), respectively	(188)	202	(20)
Pension settlement charge, net of tax expense of $(25), $0 and $0, respectively	39	—	—
Amortization of amounts included in net periodic benefit cost, net of tax expense of $(21), $(38) and $(40), respectively	33	55	65
Net current-period Other comprehensive income (loss), net of tax benefit (expense) of $27, $(123) and $(22), respectively	(116)	257	45
Divestiture of NAI pension plan accumulated other comprehensive loss, net of tax (expense) of $0, $(31) and $0	—	48	—
Pension and postretirement benefit plan accumulated other comprehensive loss at the end of fiscal year, net of tax	$(423)	$(307)	$(612)
Upon completion of the sale of NAI in the first quarter of fiscal 2014, the Company disposed of approximately $48 of Accumulated other comprehensive loss, which was a component of Stockholders’ deficit in the Consolidated Balance Sheet as of February 23, 2013, due to NAI’s assumption of a defined benefit pension plan established and operated under NAI.
Accumulated other comprehensive loss related to the Company's interest rate swap was insignificant as of February 28, 2015.
Items reclassified out of pension and postretirement benefit plan accumulated other comprehensive loss had the following impact on the Consolidated Statements of Operations:

	2015	2014	2013	Affected Line Item on Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit expense(1)	$43	$82	$93	Selling and administrative expenses
Amortization of amounts included in net periodic benefit expense(1)	11	11	12	Cost of sales
Pension settlement charge	64	—	—	Selling and administrative expenses
Total reclassifications	118	93	105
Income tax benefit	(46)	(38)	(40)	Income tax provision (benefit)
Total reclassifications, net of tax	$72	$55	$65

(1)	Amortization of amounts included in net periodic benefit cost include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 11—Benefit Plans.

NOTE 14—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 28, 2015. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 15 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.
The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of February 28, 2015, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $69 and represented $54 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
Following the sale of NAI, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of February 28, 2015, using actuarial estimates as of December 31, 2014, the total undiscounted amount of all such guarantees was estimated at $217 ($195 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these guarantees.
Information Technology Intrusions
Computer Network Intrusions - The Company announced during fiscal 2015 it had experienced separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. An investigation of those intrusions supported by third-party data forensics experts is ongoing. The Company believes these criminal intrusions may have resulted in the collection of account numbers, and in some cases also the expiration date, other numerical information and/or the cardholder’s name. Upon recognition of each intrusion, the Company took immediate steps to secure the affected part of its network, and the Company believes that it has eradicated the malware used in each intrusion. The Company notified the major payment card brands and federal law enforcement authorities and is cooperating in their efforts to investigate these intrusions, identify those responsible for the intrusions and determine whether any cardholder data was stolen by the intruder(s). The Company also notified several state Attorneys General of the intrusions. As to both intrusions, given the continuing nature of the investigation, it is possible that it will be determined that information was stolen from the Company during one or both of these intrusions or that time frames, locations, at-risk data, and/or other facts will be identified in the future.
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
Investigations and Proceedings - As a result of the criminal intrusions, the payment card brands are conducting investigations into whether the portion of the Company’s network that handles payment card data was compliant with applicable data security standards at the time of the intrusions and, if not, whether any non-compliance caused any compromise of payment card data that may have occurred during the intrusions. The Company’s network has previously been found to be compliant with those standards; however, the forensic investigator working on behalf of the payment card brands has concluded that the Company was not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. As a result, the Company expects the payment card brands to allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. The Company believes the payment card brands will make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers' claimed losses. The Company does not currently believe that the amount, if any, paid on any payment card brand claims that might be asserted would be material to the Company’s consolidated results of operations, cash flows or financial condition.
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
As discussed in more detail below in this Note 14 under Legal Proceedings, four class action complaints have been filed against the Company related to the intrusions and are currently pending. As indicated in Note 14, the Company believes that the likelihood of a material loss from the four class actions is remote. It is possible that other similar complaints by consumers, banks or others may be filed against the Company in connection with the intrusions.
Insurance Coverage - The Company had $50 of cyber threat insurance above a per incident deductible of $1 at the time of the intrusions and the Company now maintains $75 of cyber threat insurance above a per incident deductible of approximately $3, in each case subject to certain sublimits, which it believes should mitigate the financial effect of these intrusions, including claims made or that might be made against the Company based on these intrusions. Based on currently available information, the Company does not believe that the ultimate outcome of these intrusions, including any related lawsuits, claims or other proceedings that might be initiated against the Company, will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.
Expenses - The Company has and expects to incur various costs related to the intrusions, including the cost of conducting the pending investigation, the cost of providing identity protection services to the Company’s customers and legal and other professional expenses. In fiscal 2015, the Company recorded $5 of intrusion related costs and anticipated insurance proceeds of $3. These amounts were recorded within Selling and administrative expenses in the Consolidated Statement of Operations. Anticipated insurance proceeds recorded for the insurance receivable were based on the Company’s insurance recovery assessment. This assessment included the review of applicable insurance policies, correspondence with the insurance carriers and analysis by legal counsel.
Impact on Sales - The Company has not experienced weaker than anticipated sales subsequent to the intrusions.
Other Contractual Commitments
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 28, 2015, the Company had approximately $244 of noncancelable future purchase obligations.
The Company and AB Acquisition entered into a binding term sheet with the PBGC relating to issues regarding the effect of the sale of NAI on certain SUPERVALU retirement plans. The agreement required that the Company not pay any dividends to its stockholders at any time for a period of up to five years. The Company had also agreed to make $100 in aggregate contributions to the SUPERVALU Retirement Plan in excess of the minimum required contributions at or before the end of fiscal years 2015 – 2017 and AB Acquisition had agreed to provide a guarantee to the PBGC for such excess payments. On September 11, 2014, the Company, AB Acquisition and the PBGC amended the term sheet. Pursuant to that amendment, the Company made excess contributions of $47 to the SUPERVALU Retirement Plan and the Company is no longer restricted by the term sheet from paying dividends to its stockholders and has fully satisfied its obligations to make excess contributions to the SUPERVALU Retirement Plan. While the Company is no longer restricted from paying dividends to its stockholders under the term sheet, the Company has no current intent to resume paying dividends. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that the Company’s Board of Directors may deem relevant. In addition, as described above in Note 7—Long-Term Debt, the Company is limited in the aggregate amount of dividends that the Company may pay during the term of its Secured Term Loan Facility and would need to meet certain conditions in the Secured Term Loan Facility and the Revolving ABL Credit Facility before paying a dividend.
During fiscal 2015, the Company recognized $69 of discrete tax benefits attributable to discontinued operations (see Note 16—Discontinued Operations), which relates to tangible property repair regulations. The Company believes it is entitled to these tax benefits, but is in discussions with NAI and Albertson’s LLC on whether the Company will pay any portion of the related tax refund to NAI and Albertson’s LLC.
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
In September 2008, a class action complaint was filed against the Company, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc. and Carolina Services in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company that allege on behalf of a purported class that the Company and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. The Company intends to vigorously defend this lawsuit; however, all proceedings have been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS.
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases have been consolidated and are proceeding in the United States District Court for the District of Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification, and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. Plaintiffs have appealed these decisions. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and the Company filed a Petition with the 8th Circuit for an En Banc Rehearing. On June 7, 2013, the 8th Circuit denied the Petition for Rehearing and remanded the case to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On August 19, 2014, the 8th Circuit denied the Company’s petition for en banc review by the 8th Circuit on the reversal of the summary judgment decision and specific issues raised thereunder. The case is now remanded to the District Court for further proceedings to be determined by the District Court. On January 16, 2015, the

Company filed a Petition for Certiorari to the United States Supreme Court seeking to appeal certain aspects of the 8th Circuit decision.
In May 2012, Kiefer, a former Assistant Store Manager at Save-A-Lot, filed a class action against Save-A-Lot seeking to represent current and former Assistant Store Managers alleging violations of the Fair Labor Standards Act related to the fluctuating work week method of pay (“FWW”) in the United States District Court in the District of Connecticut. FWW is a method of compensation whereby employees are paid a fixed salary for all hours worked during a week plus additional compensation at one-half the regular rate for overtime hours. Kiefer claimed that the FWW practice is unlawful or, if lawful, that Save-A-Lot improperly applied the FWW method of pay, including in situations involving paid time off, holiday pay and bonus payments. In March 2013, the United States District Court granted conditional certification in favor of Kiefer on the issue of whether Save-A-Lot properly applied the FWW. In May 2013, the United States District Court denied Save-A-Lot’s motion for summary judgment on the same issue. This FWW practice is permissible under the Fair Labor Standards Act and other state laws, and Save-A-Lot denied all allegations in the case. The same plaintiffs’ attorneys representing Kiefer filed two additional FWW actions against Save-A-Lot and SUPERVALU. Shortly before filing of the Kiefer lawsuit, in one of these cases filed by a former Assistant Store Manager (Roach) in March 2011, the Superior Court for the Judicial District of Hartford at Hartford granted summary judgment in favor of Save-A-Lot determining FWW was a legal practice in Connecticut. In March 2013, another Save-A-Lot Assistant Store Manager (Pagano) filed an FWW class claim against SUPERVALU under Pennsylvania state law in the Philadelphia County Court of Common Pleas relating to overtime payment. In all three cases, which the Company was defending vigorously, plaintiffs were seeking monetary damages and attorneys’ fees. On August 20, 2013, the parties agreed in principle to resolve the matters on a nationwide basis in a settlement that will cap the Company’s aggregate obligation, including with respect to settlement funds, plaintiffs’ attorneys fees and costs and settlement administration costs. The court granted preliminary approval of the settlement on March 13, 2014 and final approval on July 30, 2014. Payments to class members began in mid-November 2014 and were completed in February 2015. The Company recorded a litigation settlement charge of $5 before tax ($3 after tax) in the second quarter of fiscal 2014 in connection with the expected settlement of this matter. The Company funded $5 into a qualified settlement fund on February 28, 2014.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the "Criminal Intrusion"). On September 18, 2014, the Company filed a motion before the Judicial Panel on Multidistrict Litigation seeking an order transferring, coordinating and consolidating the cases to the United States District Court for the District of Idaho. On December 16, 2014, the Judicial Panel on Multidistrict Litigation ordered the cases consolidated as In Re: Supervalu Inc. Customer Data Security Breach Litigation and transferred the cases to the District Court in Minnesota. The Company expects a consolidated complaint will be filed within the next several months.
In December 2014, the United States Department of Labor (the “DOL”), in connection with an audit of the SUPERVALU Group Health Plan, the SUPERVALU Retiree Benefit Plan, and the SUPERVALU Group Benefit Plan, under the Employee Retirement Income Security Act (“ERISA”), alleged three violations of its regulations relating to loan transactions between the active and retiree plans, the Company’s treatment of three rebates it had received from insurance carriers and a description of the Newborns’ and Mothers’ Health Protection Act by the Company’s third party administrator in its written materials. In connection with closing out the audit, the Company determined it would make additional contributions and pay interest totaling $19 to the trusts that fund the three aforementioned plans, resulting in a benefit plan charge of $5 before tax in fiscal 2015. No penalties were assessed by the DOL. The payments were made on March 5, 2015.
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

NOTE 15—SEGMENT INFORMATION
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

	2015		2014		2013
Independent Business:
Nonperishable grocery products(1)	$5,939	33%	$6,000	35%	$6,140	36%
Perishable grocery products(2)	2,099	12	1,951	11	1,935	11
Services to independent retail customers and other	96	1	85	1	91	1
	8,134	46%	8,036	47%	8,166	48%
Save-A-Lot:
Nonperishable grocery products(1)	$2,986	17%	$2,829	17%	$2,865	17%
Perishable grocery products(2)	1,627	9	1,399	8	1,330	8
	4,613	26%	4,228	25%	4,195	25%
Retail Food:
Nonperishable grocery products(1)	$2,677	15%	$2,600	15%	$2,689	16%
Perishable grocery products(2)	1,574	9	1,463	9	1,428	8
Pharmacy products	510	3	491	3	512	3
Fuel	83	—	67	—	77	—
Other	35	—	28	—	27	—
	4,879	27%	4,649	27%	4,733	28%
Corporate:
Transition services revenue	$194	1%	$240	1%	$42	—%
Net sales	$17,820	100%	$17,153	100%	$17,136	100%

(1)	Includes such items as dry goods, general merchandise, health and beauty care, beverages, dairy, frozen foods, and candy

(2)	Includes such items as meat, produce, deli and bakery

NOTE 16—DISCONTINUED OPERATIONS
NAI Banner Sale
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

Agreements with NAI
In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including the TSA and operating and supply agreements. At the time of the sale of NAI, these arrangements had initial terms ranging from 12 months to five years, and are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The Company recognized $192, $240 and $42 in TSA fees during fiscal 2015, 2014 and 2013, respectively, including $60 under the first-year transitional fee provisions during fiscal 2014. On April 16, 2015, following discussions with NAI and Albertson’s LLC regarding the impact of Albertson’s LLC’s acquisition of Safeway, Inc. (the “Safeway Acquisition”) and their plans around winding down the TSA, the Company entered into a letter agreement regarding the TSA with NAI and Albertson’s LLC pursuant to which the Company will provide services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. For additional discussion of the TSA and this letter agreement, see “Risk Factors—Changes in the Company’s relationships with NAI, Albertson’s LLC or Haggen could adversely impact the Company’s results of operations” in Part I, Item 1A of this Annual Report on Form 10-K. TSA fees earned are reflected in Net sales in the Consolidated Statements of Operations. The shared service center costs incurred to support back office functions related to the NAI banners represent administrative overhead and are recorded in Selling and administrative expenses.
The Company operates a distribution center owned by NAI for an initial term of five years, subject to renewal at the Company's option for two additional five-year terms and certain termination rights for each of the Company and NAI.
The Company recorded $177, $174, and $178 within Net sales related to wholesale distribution of certain products to stores owned by Albertson’s LLC that were not NAI banners for fiscal 2015, 2014 and 2013, respectively. Subsequent to the sale of NAI, the Company recorded $38 and $209 within Net sales of continuing operations in the Independent Business segment related to the NAI banners for fiscal 2015 and 2014, respectively. Before the sale of NAI and while NAI was still part of the Company, intercompany sales from the Independent Business segment related to the NAI banners were $19 and $236 for fiscal 2014 and 2013, respectively, which were eliminated upon consolidation.
In fiscal 2014, the Company provided certain additional finance and accounting services to NAI and Albertson’s LLC under the TSA. NAI and Albertson’s LLC paid the Company approximately $13 for these services, most of which the Company provided through third parties.
Results of Discontinued Operations
The Company determined that the continuing cash flows generated by these arrangements are not significant in proportion to the cash flows that the Company would have generated had the NAI Banner sale not occurred, and that the arrangements do not provide the Company the ability to significantly influence the operating or financial policies of the NAI Banners. Accordingly, the above arrangements do not constitute significant continuing involvement in the operations of the NAI Banners. The assets, liabilities, operating results, and cash flows of the NAI Banners have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.
During the fourth quarter of fiscal 2013, the Company presented the assets and liabilities of NAI as discontinued operations and accordingly assessed the long-lived assets of the disposal group for impairment by comparing the carrying value of the total net assets of discontinued operations to their estimated fair value based on the proceeds expected to be received and debt expected to be assumed by AB Acquisition pursuant to the Stock Purchase Agreement less the estimated costs to sell. The Company recorded a preliminary estimated pre-tax loss on contract for the disposal of NAI of approximately $1,150 and a pre-tax property, plant and equipment-related impairment of $203. The loss on sale calculation was finalized during fiscal 2014, including the finalization of the working capital adjustment. The total loss on sale of NAI was $1,263, comprised of $1,081 of contract loss and $182 of property, plant and equipment-related impairment, resulting in a $90 pre-tax reduction to the preliminary estimated loss on sale of NAI during fiscal 2014, which was recorded as a component of Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations. The Company determined the pre-tax property, plant and equipment-related impairment using Level 3 inputs.
The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	2015	2014	2013
Net sales	$—	$1,235	$17,230
Income (loss) before income taxes from discontinued operations	6	121	(1,238)
Income tax benefit	(66)	(55)	(35)
Income (loss) from discontinued operations, net of tax	$72	$176	$(1,203)

Income before income taxes from discontinued operations for fiscal 2015 primarily reflects $6 of property tax refunds and interest income resulting from settlement of income tax audits. The income tax benefit included as a component of Income from discontinued operations, net of tax for fiscal 2015 includes $66 of net tax benefits, primarily related to tangible property repair regulations and other deduction-related changes.
The tax rate for the income tax benefit included as a component of Income (loss) from discontinued operations, net of tax for fiscal 2014 included $105 of discrete tax benefits primarily resulting from the settlement of IRS audits for the fiscal 2010, 2009 and 2008 tax years and an adjustment to decrease the loss on sale of NAI reported at February 23, 2013.

NOTE 17—SUBSEQUENT EVENTS
On April 16, 2015, following discussions with NAI and Albertson’s LLC regarding the impact of Albertson’s LLC’s acquisition of Safeway, Inc. (the “Safeway Acquisition”) and their plans around winding down the TSA, the Company entered into a letter agreement regarding the TSA with NAI and Albertson’s LLC pursuant to which the Company will provide services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. In exchange for these transition and wind down services, the Company will receive eight payments of approximately $6 every six months for aggregate fees of $50. These payments are separate from and incremental to the fixed and variable fees the Company receives under the TSA. The Company estimates that the complete transition and wind down of the TSA could take approximately four years. This estimate is based on the information currently known to the Company and could change materially. For additional discussion of the TSA and this letter agreement, see “Risk Factors—Changes in the Company’s relationships with NAI, Albertson’s LLC or Haggen could adversely impact the Company’s results of operations” in Part I, Item 1A of this Annual Report on Form 10-K.

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(In millions, except per share data)
Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	2015
	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (13 weeks)	Fiscal Year (53 weeks)
Net sales	$5,234	$4,018	$4,204	$4,364	$17,820
Gross profit	$752	$572	$593	$661	$2,578
Net earnings from continuing operations(1)	$48	$31	$12	$36	$127
Net earnings attributable to SUPERVALU INC.	$43	$31	$79	$39	$192
Net earnings per share from continuing operations attributable to SUPERVALU INC.—diluted(1)	$0.18	$0.11	$0.04	$0.13	$0.45
Net earnings per share attributable to SUPERVALU INC.—diluted	$0.17	$0.11	$0.30	$0.14	$0.73
Dividends declared per share	$—	$—	$—	$—	$—
Weighted average shares—diluted	262	264	265	266	264
	2014
	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (12 weeks)	Fiscal Year (52 weeks)
Net sales(2)	$5,241	$3,947	$4,012	$3,953	$17,153
Gross profit(2)	$795	$576	$569	$590	$2,530
Net loss from continuing operations(2)(4)	$(102)	$40	$33	$42	$13
Net earnings attributable to SUPERVALU INC.	$85	$40	$31	$26	$182
Net (loss) earnings per share from continuing operations attributable to SUPERVALU INC.—diluted(3)(4)	$(0.43)	$0.15	$0.12	$0.15	$0.02
Net earnings per share attributable to SUPERVALU INC.—diluted	$0.34	$0.15	$0.12	$0.10	$0.70
Dividends declared per share	$—	$—	$—	$—	$—
Weighted average shares—diluted	250	261	262	261	258

(1)
Results from continuing operations for the fiscal year ended February 28, 2015 include net charges and costs of $118 before tax ($70 after tax, or $0.27 per diluted share), comprised of pension settlement charges of $64 before tax ($36 after tax, or $0.14 per diluted share), a benefit plan charge of $5 before tax ($3 after tax, or $0.01 per diluted share), store closure charges of $3 before tax ($2 after tax, or $0.01 per diluted share), information technology intrusion costs, net of insurance recoverable, of $2 before tax ($1 after tax, or $0.01 per diluted share) and severance costs of $1 before tax ($1 after tax, or $0.00 per diluted share) included within Selling and administrative expenses, and debt refinancing costs of $37 before tax ($23 after tax, or $0.08 per diluted share) and unamortized financing cost charges of $6 before tax ($4 after tax, or $0.02 per diluted share) included within Interest expense, net.

(2)
In the first quarter of fiscal 2015, the Company revised the presentation of noncontrolling interests and equity in earnings of unconsolidated affiliates as reflected in the Consolidated Financial Statements. Prior period information has been revised to conform with the current year presentation. Refer to Note 1—Summary of Significant Accounting Policies for additional information.

(3)
As a result of the net loss for the first quarter during fiscal 2014, all potentially dilutive shares were antidilutive and therefore excluded from the calculation of Net loss per share from continuing operations—diluted for this quarter.

(4)
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

SUPERVALU INC. and Subsidiaries
SCHEDULE II—Valuation and Qualifying Accounts
(In millions)

Description	Balance at Beginning of Fiscal Year	Additions	Deductions	Balance at End of Fiscal Year
Allowance for losses on accounts and notes receivable:
2015	$19	6	(7)	$18
2014	16	16	(13)	19
2013	13	11	(8)	16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2015, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on management’s assessment under the framework in Internal Control - Integrated Framework (1992), as of February 28, 2015, the Company’s internal control over financial reporting is effective.
The effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015.
COSO issued an update to the 1992 framework during 2013 and indicated that the updated framework would supersede the original framework on December 15, 2014. Management intends to adopt the 2013 Framework into the assessment of the design and effectiveness of the Company's internal control over financial reporting in fiscal 2016.

Changes in Internal Control Over Financial Reporting
During the fiscal year ended February 28, 2015, there has been no change to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On April 24, 2015, the Company approved the following actions:
Change of Control Agreements - The Company’s Leadership Development and Compensation Committee recommended, and the Board of Directors approved, offering the Company’s current form of change of control agreement to Michele A. Murphy and Janel S. Haugarth, two of the Company’s named executive officers whose post-change in control compensation and benefits were previously provided under other agreements. Ms. Murphy’s prior agreement expired on March 21, 2015, and the two-year post change of control protective period under Ms. Haugarth’s agreement also expired on March 21, 2015. Mses. Murphy and Haugarth have executed the change of control agreements offered to them, such that all of the Company’s named executive officers are now party to the same form of change of control agreement.
The form of change of control agreement is described in more detail in the Company’s Form 8-K filed with the SEC on November 22, 2013 and the proxy statement for the annual meeting of stockholders held on July 16, 2014, and is filed as Exhibit 10.1 the Current Report on Form 8-K filed on November 22, 2013.
Grant of Cash-Settled RSU to CEO - The Company’s Leadership Development and Compensation Committee approved, and the independent directors of the Board of Directors ratified, an equity incentive award for Sam Duncan, the Company’s President and Chief Executive Officer, with a grant date fair value equal to $500,000 (in dollars), in recognition of Mr. Duncan’s significant continued effort, focus and dedication necessary to continue the momentum in the Company's performance in fiscal 2016. The award is in the form of cash-settled restricted stock units granted under the Company’s 2012 Stock Plan, with a grant date of April 30, 2015, which is the date the trading window opens following release of the Company’s fourth quarter earnings, and the units will vest in full at the end of fiscal 2016.
The form of Restricted Stock Unit Award Agreement relating to this award is filed as Exhibit 10.70 to this Annual Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Stockholders under the heading “Committees of the Board of Directors—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1).”
The Company has adopted a code of ethics called the Code of Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions and all other employees, and a Code of Business Conduct and Ethics that applies to its directors. The Codes are posted on the Company’s website (www.supervalu.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, by posting such information on the Company’s website at the address specified above.
The Company’s Corporate Governance Principles and charters for each Committee of its Board of Directors are also available on the Company’s website. The codes of ethics, Corporate Governance Principles and charters are also available in print to any stockholder who submits a request to: Corporate Secretary, SUPERVALU INC., P.O. Box 990, Minneapolis, Minnesota 55440.
Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Stockholders under the headings “Board Practices—Compensation Risk Assessment,” “Director Compensation,” “Committees of the Board of Directors—Leadership Development and Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of the Leadership Development and Compensation Committee.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”
The following table sets forth information as of February 28, 2015 about the Company’s common stock that may be issued under all of its equity compensation plans:

Equity Compensation Plan Information

(shares not in millions) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	19,205,140	$10.46	21,453,593	(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	19,205,140	$10.46	21,453,593	(3)

(1)	Includes the Company’s 2007 Stock Plan and 2012 Stock Plan.

(2)
In addition to grants of options, warrants or rights, includes 20,533,754 shares available for issuance in the form of restricted stock, performance awards and other types of stock-based awards under the Company’s 2012 Stock Plan and 919,839 shares available for issuance under the Director’s Deferred Compensation Plan.

(3)
Includes 2007 Stock Plan option expirations, stock appreciation right expirations, restricted stock award forfeitures and restricted stock unit forfeitures totaling 1,076,934. The 2012 Plan states that shares subject to awards as of May 22, 2014 under the 2007 Stock Plan that cease to be subject to such awards are added back into the 2012 Plan for issuance.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Stockholders under the heading “Board Practices—Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Stockholders under the heading “Board Practices—Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2015 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

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

2.1
Stock Purchase Agreement, dated January 10, 2013, by and among SUPERVALU INC., AB Acquisition LLC and New Albertson’s, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.)

2.2
Tender Offer Agreement, dated January 10, 2013, by and between SUPERVALU INC., Symphony Investors LLC and Cerberus Capital Management, L.P., is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.)

2.3
Asset Purchase Agreement, dated May 6, 2014, by and among RBF, LLC, Roundy’s Supermarkets, Inc., SUPERVALU INC., SUPERVALU Pharmacies, Inc. and SUPERVALU Gold, LLC., is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 7, 2014 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.)

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

4.7
Officers’ Certificate and Authentication Order dated May 7, 2009 for the 8.000% Senior Notes due 2016 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2009.

4.8
Officers’ Certificate and Authentication Order dated May 21, 2013 for the 6.750% Senior Notes due 2021 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2013).

4.9
Officers’ Certificate and Authentication Order dated November 14, 2014 for the 7.750% Senior Notes due 2022 (which includes the form of Note) issued pursuant to the Indenture dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture dated as of August 1, 1990, the Second Supplemental Indenture dated as of October 1, 1992, the Third Supplemental Indenture dated as of September 1, 1995, the Fourth Supplemental Indenture dated as of August 4, 1999, and the Fifth Supplemental Indenture dated as of September 17, 1999, each between the Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2014.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the SEC upon request.

(10)	Material Contracts:

	10.1	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.2
Third Amendment of SUPERVALU INC. Excess Benefits Plan Restatement is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.*

	10.3	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.4
SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.5
Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)I. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

	10.6	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.7
SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.8
SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.9
Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.10	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.11
Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2010.*

10.12
First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.13
Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.14
Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.15	SUPERVALU INC. 2007 Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007.*

10.16
SUPERVALU INC. 2007 Stock Plan Form of Stock Appreciation Rights Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.17	SUPERVALU INC. 2007 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.18
SUPERVALU INC. 2007 Stock Plan Form of Restoration Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.*

10.19
SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2007.*

10.20
SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.21
SUPERVALU INC. 2007 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.*

10.22
Form of 2007 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Officers is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.23
Form of 2007 Stock Plan Restricted Stock Award Agreement and Restricted Stock Award Terms and Conditions for Officers is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.24
Form of 2007 Stock Plan Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Officers, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2010.*

10.25
SUPERVALU INC. 2007 Stock Plan Fiscal 2013-2015 Multi-Year Performance Award Terms and Conditions is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2012.*

10.26
SUPERVALU Executive Deferred Compensation Plan (2008 Statement) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.27	Form of Change of Control Severance Agreement, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2009.*

10.28	Form of Change of Control Severance Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2013.*

10.29	Executive & Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 12, 2009.*

10.30	Amendment No. 1 to Executive and Officer Severance Pay Plan is incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2012.*

10.31
Second Amendment to the SUPERVALU INC. Executive and Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.32
Third Amendment to the SUPERVALU INC. Executive and Officer Severance Pay Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.33	Summary of Non-Employee Director Compensation.*

10.34
SUPERVALU INC. 2012 Stock Plan (As Amended and Restated July 16, 2014), is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2014.*

10.35	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.36
SUPERVALU INC. 2012 Stock Plan Form of Stock Option Terms and Conditions (For Employees) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.37
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.38
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Terms and Conditions is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.39
SUPERVALU INC. 2012 Stock Plan Form of Fiscal 2013-2015 Multi-Year Performance Award Terms and Conditions is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.40	SUPERVALU INC. 2012 Stock Plan as amended May 6, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.41
SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Employees) adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.42
SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Directors) adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.43
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement and Terms and Conditions adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.44
SUPERVALU INC. 2012 Stock Plan Form of Bonus Restricted Stock Award Agreement and Terms and Conditions adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.45
SUPERVALU INC. Directors’ Deferred Compensation Plan (2009 Statement), as amended, is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.46
Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.47
Trust Agreement Amendment, dated January 9, 2013, by and between SUPERVALU INC. and Wells Fargo Bank Minnesota, N.A., is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.48
Form of Retention Agreement, dated as of July 16, 2012, between SUPERVALU, INC. and certain key employees, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2012.*

10.49
Amended and Restated Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other lenders party thereto, as LC Issuers, and the lenders party thereto, U.S. Bank, National Association and Rabobank Nederland, New York Branch, as Co-Syndication Agents, Wells Fargo Bank, National Association, as collateral agent, Goldman Sachs Bank USA, Credit Suisse AG, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Bank of America, N.A., as Co-Documentation Agents, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., Regions Bank and Union Bank, N.A., as Senior Managing Agents, and Wells Fargo Bank, National Association, U.S. Bank, National Association, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Rabobank Nederland, New York Branch and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.50
Term Loan Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as guarantors therein, the lenders parties thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Joint Lead Bookrunners and Joint Lead Arrangers, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Documentation Agents, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.51
Amendment Agreement, dated May 16, 2013, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders parties thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2013.**

10.52
Amendment Agreement, dated January 31, 2014, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders parties thereto is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2014.**

10.53
Amendment No. 1 to Amended and Restated Credit Agreement, dated April 17, 2014, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as loan parties therein, Wells Fargo, N.A., as Administrative Agent and Collateral Agent, and the lenders parties thereto, is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014.**

10.54
Amendment No. 2 to Amended and Restated Credit Agreement, dated September 30, 2014, among SUPERVALU INC., as Lead Borrower, the subsidiaries of the Company named as borrowers therein, the subsidiaries of the Company named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders parties thereto, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2014.

10.55
Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and Albertson’s LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.56
Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and New Albertson’s, Inc., is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.57
Letter Agreement, dated April 16, 2015, to each of the Transition Services Agreement between SUPERVALU INC. and New Albertson’s, Inc. dated March 21, 2013, and the Transition Services Agreement between SUPERVALU INC. and Albertson’s LLC dated March 21, 2013.

10.58
Letter Agreement, dated August 2, 2012, between SUPERVALU INC. and Wayne C. Sales, is incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2012.*

10.59
Letter Agreement Amendment, dated February 3, 2013 between SUPERVALU INC. and Wayne C. Sales, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2013.*

10.60
Letter Agreement, dated January 10, 2013, between SUPERVALU INC. and Sam Duncan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.61
Letter Agreement Amendment, dated February 3, 2013 between SUPERVALU INC. and Sam K. Duncan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2013.*

10.62
SUPERVALU INC. Inducement Grant Stock Option Agreement and Terms and Conditions, effective as of February 4, 2013, between SUPERVALU INC. and Sam Duncan is incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 24, 2013.*

10.63
Letter Agreement, dated May 7, 2013, between SUPERVALU INC. and Sherry M. Smith is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2013 filed with the SEC on July 24, 2013.*

10.64
Letter Agreement, dated July 23, 2013, between SUPERVALU INC. and Bruce H. Besanko is incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2013.*

10.65
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Employees (Cash-Settled) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2014.*

10.66
SUPERVALU INC. 2012 Stock Plan (As Amended and Restated July 16, 2014) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2014.*

	10.67	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 24, 2014.*

10.68
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 24, 2014.*

10.69
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Stock-Settled), is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 24, 2014.*

	10.70	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Terms and Conditions for Employees (Cash-Settled).*

(12)	Statements re computation of ratios.

	12.1	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Company.

	21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

	23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

	24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

	32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

101.
The following materials from the SUPERVALU INC. Annual Report on Form 10-K for the fiscal year ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Segment Financial Information (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholders’ (Deficit) Equity, (vi) the Consolidated Statements of Cash Flows and (vii) the Notes to Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**
Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC.
(Registrant)
Dated: April 28, 2015	By:	/s/ SAM DUNCAN
Sam Duncan
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SAM DUNCAN	Chief Executive Officer, President and Director (principal executive officer)	April 28, 2015
Sam Duncan

/S/ BRUCE H. BESANKO	Executive Vice President, Chief Financial Officer (principal financial officer)	April 28, 2015
Bruce H. Besanko

/S/ SUSAN S. GRAFTON	Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)	April 28, 2015
Susan S. Grafton

/S/ DONALD R. CHAPPEL*	Director
Donald R. Chappel

/S/ IRWIN S. COHEN*	Director
Irwin S. Cohen

/S/ PHILIP L. FRANCIS*	Director
Philip L. Francis

/S/ ERIC G. JOHNSON*	Director
Eric G. Johnson

/S/ MATHEW M. PENDO*	Director
Mathew M. Pendo

/S/ MATTHEW E. RUBEL*	Director
Matthew E. Rubel

/S/ WAYNE C. SALES*	Director
Wayne C. Sales

/S/ FRANK A. SAVAGE*	Director
Frank A. Savage

/S/ JOHN T. STANDLEY*	Director
John T. Standley

/S/ GERALD L. STORCH*	Director and Non-Executive Chairman
Gerald L. Storch

*	Executed this 28th day of April 2015, on behalf of the indicated Directors by Karla C. Robertson, duly appointed Attorney-in-Fact.

By:	/s/ Karla C. Robertson
Karla C. Robertson
Attorney-in-Fact