Form 10-Q
period 2015-06-20
SUPERVALU INC
filed 2015-07-28
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended June 20, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 23, 2015, there were 264,906,804 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Net sales
Independent Business	$2,462	$2,420
% of total	45.6%	46.0%
Save-A-Lot	1,408	1,356
% of total	26.0%	25.7%
Retail Food	1,473	1,430
% of total	27.2%	27.2%
Corporate	64	58
% of total	1.2%	1.1%
Total net sales	$5,407	$5,264
	100.0%	100.0%
Operating earnings
Independent Business	$77	$66
% of Independent Business sales	3.1%	2.8%
Save-A-Lot	51	46
% of Save-A-Lot sales	3.6%	3.4%
Retail Food	33	30
% of Retail Food sales	2.2%	2.1%
Corporate	(3)	(7)
Total operating earnings	158	135
% of total net sales	2.9%	2.6%
Interest expense, net	59	64
Equity in earnings of unconsolidated affiliates	(2)	(1)
Earnings from continuing operations before income taxes	101	72
Income tax provision	38	24
Net earnings from continuing operations	63	48
Income (loss) from discontinued operations, net of tax	1	(3)
Net earnings including noncontrolling interests	64	45
Less net earnings attributable to noncontrolling interests	(3)	(2)
Net earnings attributable to SUPERVALU INC.	$61	$43
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Net sales	$5,407	$5,264
Cost of sales	4,597	4,509
Gross profit	810	755
Selling and administrative expenses	652	620
Operating earnings	158	135
Interest expense, net	59	64
Equity in earnings of unconsolidated affiliates	(2)	(1)
Earnings from continuing operations before income taxes	101	72
Income tax provision	38	24
Net earnings from continuing operations	63	48
Income (loss) from discontinued operations, net of tax	1	(3)
Net earnings including noncontrolling interests	64	45
Less net earnings attributable to noncontrolling interests	(3)	(2)
Net earnings attributable to SUPERVALU INC.	$61	$43

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.23	$0.18
Discontinued operations	$—	$(0.01)
Basic net earnings per share	$0.23	$0.17
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.23	$0.18
Discontinued operations	$—	$(0.01)
Diluted net earnings per share	$0.23	$0.17
Weighted average number of shares outstanding:
Basic	262	260
Diluted	268	262
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Net earnings including noncontrolling interests	$64	$45
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations, net of tax of $8 and $5, respectively	14	11
Change in fair value of cash flow hedges, net of tax of $1 and $0, respectively	(1)	—
Comprehensive income including noncontrolling interests	77	56
Less comprehensive income attributable to noncontrolling interests	(3)	(2)
Comprehensive income attributable to SUPERVALU INC.	$74	$54
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	June 20, 2015	February 28, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$137	$114
Receivables, net	484	482
Inventories, net	1,011	984
Other current assets	94	120
Total current assets	1,726	1,700
Property, plant and equipment, net	1,433	1,470
Goodwill	865	865
Intangible assets, net	68	48
Deferred tax assets	266	265
Other assets	133	137
Total assets	$4,491	$4,485
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,130	$1,121
Accrued vacation, compensation and benefits	182	204
Current maturities of long-term debt and capital lease obligations	305	35
Other current liabilities	186	173
Total current liabilities	1,803	1,533
Long-term debt	2,200	2,480
Long-term capital lease obligations	207	213
Pension and other postretirement benefit obligations	555	602
Long-term tax liabilities	112	119
Other long-term liabilities	175	174
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 265 and 262 shares issued, respectively	3	3
Capital in excess of par value	2,793	2,810
Treasury stock, at cost, 2 and 2 shares, respectively	(15)	(33)
Accumulated other comprehensive loss	(410)	(423)
Accumulated deficit	(2,942)	(3,003)
Total SUPERVALU INC. stockholders’ deficit	(571)	(646)
Noncontrolling interests	10	10
Total stockholders’ deficit	(561)	(636)
Total liabilities and stockholders’ deficit	$4,491	$4,485
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Deficit	Non-controlling Interests	Total Stockholders’ Deficit
Balances as of February 22, 2014	$3	$2,862	$(101)	$(307)	$(3,195)	$(738)	$8	$(730)
Net earnings	—	—	—	—	43	43	2	45
Other comprehensive income, net of tax of $5	—	—	—	11	—	11	—	11
Sales of common stock under option plans	—	(32)	34	—	—	2	—	2
Stock-based compensation	—	7	—	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Tax impact on stock-based awards and other	—	(13)	—	—	—	(13)	—	(13)
Balances as of June 14, 2014	$3	$2,824	$(67)	$(296)	$(3,152)	$(688)	$6	$(682)

Balances as of February 28, 2015	$3	$2,810	$(33)	$(423)	$(3,003)	$(646)	$10	$(636)
Net earnings	—	—	—	—	61	61	3	64
Other comprehensive income, net of tax of $7	—	—	—	13	—	13	—	13
Sales of common stock under option plans	—	(8)	10	—	—	2	—	2
Stock-based compensation	—	7	—	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Tax impact on stock-based awards and other	—	(16)	8	—	—	(8)	—	(8)
Balances as of June 20, 2015	$3	$2,793	$(15)	$(410)	$(2,942)	$(571)	$10	$(561)
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$64	$45
Income (loss) from discontinued operations, net of tax	1	(3)
Net earnings from continuing operations	63	48
Adjustments to reconcile Net earnings from continuing operations to Net cash provided by operating activities – continuing operations:
Asset impairment and other charges	—	2
Net gain on sale of assets and exits of surplus leases	—	(7)
Depreciation and amortization	83	89
LIFO charge	3	2
Deferred income taxes	(14)	6
Stock-based compensation	7	7
Net pension and other postretirement benefits cost	11	9
Contributions to pension and other postretirement benefit plans	(37)	(45)
Other adjustments	9	6
Changes in operating assets and liabilities, net of effects from business acquisitions	(14)	(60)
Net cash provided by operating activities – continuing operations	111	57
Net cash provided by operating activities – discontinued operations	1	—
Net cash provided by operating activities	112	57
Cash flows from investing activities
Proceeds from sale of assets	1	4
Purchases of property, plant and equipment	(49)	(37)
Payments for business acquisitions	(1)	(5)
Other	(21)	6
Net cash used in investing activities	(70)	(32)
Cash flows from financing activities
Proceeds from sale of common stock	2	2
Payments of debt and capital lease obligations	(17)	(13)
Distributions to noncontrolling interests	(3)	(4)
Payments of debt financing costs	(1)	(3)
Net cash used in financing activities	(19)	(18)
Net increase in cash and cash equivalents	23	7
Cash and cash equivalents at beginning of period	114	83
Cash and cash equivalents at the end of period	$137	$90
SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$17	$16
Capital lease asset additions	$—	$—
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$62	$58
Income taxes paid (refunded), net	$4	$(3)
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the first quarters ended June 20, 2015 and June 14, 2014 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition and results of operations for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. The results of operations for the first quarter ended June 20, 2015 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
Fiscal Year
The Company operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the first quarters of fiscal 2016 and 2015 relate to the 16 week fiscal quarters ended June 20, 2015 and June 14, 2014, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 20, 2015 and February 28, 2015, the Company had net book overdrafts of $122 and $145, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $214 at June 20, 2015 and $211 at February 28, 2015. The Company recorded a LIFO charge of $3 and $2 for the first quarters ended June 20, 2015 and June 14, 2014, respectively.
Presentation Revision
In the first quarter of fiscal 2016, the Company completed an assessment of its revenue and expense presentation primarily related to professional services and certain other transactions. Expenses related to transactions in which the Company determined it was the principal were previously presented net of related revenues within Net sales in the Condensed

Consolidated Statements of Operations. The presentation of these expenses has been revised to include them within Cost of sales and Selling and administrative expenses. These revisions had the effect of increasing Net sales with a corresponding increase to Cost of sales and Selling and administrative expenses. These revisions did not impact Operating earnings, Earnings from continuing operations before income taxes, Net earnings attributable to SUPERVALU INC., cash flows, or financial position for any period reported. These revisions have similarly impacted the Company's financial statements across fiscal periods. Management determined that these revisions are not material to any period reported. Prior period amounts have been revised to conform to the current period presentation as shown below.
The following tables present the impact of these revisions to the Company's previously reported results as reported in this Quarterly Report on Form 10-Q:

	First Quarter Ended June 14, 2014
	As Originally Reported	Revision	As Revised
Net sales	$5,234	$30	$5,264
Cost of sales	4,482	27	4,509
Gross profit	752	3	755
Selling and administrative expenses	617	3	620
Operating earnings	$135	$—	$135

	First Quarter Ended June 14, 2014
	As Originally Reported	Revision	As Revised
Net sales
Independent Business	$2,400	$20	$2,420
% of total	45.9%	0.1%	46.0%
Save-A-Lot	1,348	8	1,356
% of total	25.7%	—%	25.7%
Retail Food	1,428	2	1,430
% of total	27.3%	(0.1)%	27.2%
Corporate	58	—	58
% of total	1.1%	—%	1.1%
Total net sales	$5,234	$30	$5,264
	100.0%	—%	100.0%
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under accounting standard update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new authoritative guidance will likely be adopted during the first quarter of fiscal 2019, with the Company using the recently approved one year deferral of the ASU's effective date. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently evaluating which approach it will apply and the potential adoption impact on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt obligation. This ASU will be effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those years. Debt issuance costs included in Other assets were approximately $56 as of June 20, 2015.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 28, 2015	Additions	Impairments	Other net adjustments	June 20, 2015
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	141	—	—	—	141
Retail Food goodwill	14	—	—	—	14
Total goodwill	$865	$—	$—	$—	$865

Intangible assets:
Favorable operating leases, prescription files, customer lists and other (accumulated amortization of $89 and $86 as of June 20, 2015 and February 28, 2015, respectively)	$124	$23	$—	$—	$147
Trademarks and tradenames – indefinite useful lives	9	—	—	—	9
Non-compete agreements (accumulated amortization of $2 and $2 as of June 20, 2015 and February 28, 2015, respectively)	3	—	—	—	3
Total intangible assets	136	23	—	—	159
Accumulated amortization	(88)	(3)	—	—	(91)
Total intangible assets, net	$48				$68
Amortization of intangible assets with definite useful lives was $3 for each of the first quarters ended June 20, 2015 and June 14, 2014. Future amortization expense is anticipated to average approximately $5 per fiscal year for each of the next five fiscal years.
In the first quarter ended June 20, 2015, the Company recorded intangible assets using valuations based on Level 3 inputs consisting primarily of certain distribution center operation rights, purchase options and other intangibles received by the Company under the letter agreement the Company entered into with Albertson's dated May 28, 2015, as described in Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements.

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

Changes in the Company’s reserves for closed properties consisted of the following:

June 20, 2015 (16 weeks)
Reserves for closed properties at beginning of the fiscal year	$34
Additions	1
Payments	(4)
Adjustments	—
Reserves for closed properties at the end of period	$31
Property, Plant and Equipment Impairment Charges
Property, plant and equipment impairment charges are recorded as a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Property, plant and equipment:
Carrying value	$2	$—
Fair value measured using Level 3 inputs	2	—
Impairment charge	$—	$—

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
Non-recurring Fair Value Measurements
Acquired intangible assets discussed in Note 2—Goodwill and Intangible Assets were measured at fair value using Level 3 inputs. Impairment charges related to property, plant and equipment discussed in Note 3—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges were also measured at fair value using Level 3 inputs.
Financial Instruments not Measured at Fair Value
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying amounts due to their short maturities.
The estimated fair value of notes receivable was greater than their carrying amount by approximately $1 and $2 as of June 20, 2015 and February 28, 2015, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.
The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the carrying amount by approximately $44 and $59 as of June 20, 2015 and February 28, 2015, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.

Fair Value Measurements - Recurring Basis
On February 24, 2015, the Company entered into a forward starting interest rate swap agreement in effect converting $300 of variable rate debt under the Company's Secured Term Loan Facility (defined below) to a fixed rate of 5.5075 percent. The agreement goes into effect beginning in February 2016, and extends through the Secured Term Loan Facility's maturity in March 2019. This transaction was entered into to reduce the Company's exposure to changes in market interest rates associated with its variable rate debt. The Company designated this derivative as a cash flow hedge of the variability in expected cash outflows of interest payments attributable to future changes in interest rates. The fair value of the interest rate swap was a liability of $2 and $0 as of June 20, 2015 and February 28, 2015, respectively, and is included within Other long-term liabilities and Other current liabilities. The fair value of the interest rate swap is measured using Level 2 inputs. The interest rate swap agreement is valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of June 20, 2015, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $7. A 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $6.
The fair value of the Company’s fuel derivatives was a liability of $1 as of June 20, 2015 and February 28, 2015, and fuel derivative gains and losses were insignificant for the first quarters of fiscal 2016 and 2015.

NOTE 5—LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	June 20, 2015	February 28, 2015
4.50% Secured Term Loan Facility due March 2019	$1,459	$1,469
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
8.00% Senior Notes due May 2016	278	278
3.75% Revolving ABL Credit Facility due September 2019	—	—
Net discount on debt, using an effective interest rate of 4.63% to 8.56%	(8)	(8)
Total debt	2,479	2,489
Less current maturities of long-term debt	(279)	(9)
Long-term debt	$2,200	$2,480
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
Senior Secured Credit Agreements
As of June 20, 2015 and February 28, 2015, the Company had outstanding borrowings of $1,459 and $1,469, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 3.50 percent subject to a floor on LIBOR of 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interests in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of June 20, 2015 and February 28, 2015, there was $768 and $776, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the original issue discount, $2 and $9 of the Secured Term Loan Facility was classified as current as of June 20, 2015 and February 28, 2015, respectively.

The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company's Excess Cash Flow for the fiscal year ended February 28, 2015, no prepayment was required. The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2016 is not reasonably estimable as of June 20, 2015.
As of June 20, 2015 and February 28, 2015, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of June 20, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $73 at fees of 1.625 percent, and the unused available credit under this facility was $903 with facility fees of 0.375 percent. As of February 28, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $76 at fees of 1.625 percent, and the unused available credit under this facility was $871 with facility fees of 0.375 percent. As of June 20, 2015, the Revolving ABL Credit Facility was secured on a first priority basis by $1,215 of certain inventory assets included in Inventories, net, $239 of certain receivables included in Receivables, net, $30 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets. As of February 28, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,188 of certain inventory assets included in Inventories, net, $220 of certain receivables included in Receivables, net, $28 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets.
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the first quarter ended June 20, 2015, the Company borrowed $234 and repaid $234 under its Revolving ABL Credit Facility. During the first quarter ended June 14, 2014, the Company borrowed $870 and repaid $870 under its Revolving ABL Credit Facility and its previous revolving credit facility due March 2018. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in their present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of June 20, 2015, the aggregate cap on Restricted Payments was approximately $298. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures

The $400 of 6.75 percent Senior Notes due June 2021, the $350 of 7.75 percent Senior Notes due November 2022 and the remaining $278 of 8.00 percent Senior Notes due May 2016 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 6—INCOME TAXES
The tax provision for each of the first quarters ended June 20, 2015 and June 14, 2014 included certain discrete tax benefits.
During the first quarter ended June 20, 2015, unrecognized tax benefits decreased by $1 to total $93. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.
As of June 20, 2015, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011, and in most states, is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 7—STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units and restricted stock awards (collectively referred to as “stock-based awards”) of $7 for each of the first quarters of fiscal 2016 and 2015.
Stock Options
In April 2015 and May 2014, the Company granted 4 and 5 non-qualified stock options, respectively, to certain employees under the Company’s 2012 Stock Plan with weighted average grant date fair values of $3.67 per share and $3.28 per share, respectively. The stock options vest over a period of three years, and were awarded as part of a broad-based employee incentive program designed to retain and motivate employees across the Company.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Dividend yield	—%	—%
Volatility rate	49.0—50.6%	50.8—53.2%
Risk-free interest rate	1.2—1.4%	1.2—1.6%
Expected life	4.0—5.0 years	4.0—5.0 years
Restricted Stock and Restricted Stock Units
In the first quarter of fiscal 2016, the Company granted 2 restricted stock awards ("RSAs") to certain employees under the 2012 Stock Plan. The RSAs vest over a three year period from the date of the grant and were granted at a fair value of $8.79 per award. In the first quarter of fiscal 2015, the Company granted 2 restricted stock units (“RSUs”) to certain employees under the 2012 Stock Plan. The RSUs vest over a three year period from the date of grant and were granted at a fair value of $7.50 per unit.

NOTE 8—BENEFIT PLANS
Net periodic benefit expense (income) and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Service cost	$—	$—	$—	$—
Interest cost	33	39	1	1
Expected return on assets	(44)	(47)	—	—
Amortization of prior service benefit	—	—	(4)	(4)
Amortization of net actuarial loss	24	19	2	1
Net periodic benefit expense (income)	$13	$11	$(1)	$(2)
Contributions to benefit plans	$(26)	$(45)	$(11)	$—
Multiemployer Pension Plans
During the first quarters ended June 20, 2015 and June 14, 2014, the Company contributed $11 and $13, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Pension Contributions
No minimum pension contributions are required in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) to the Company's pension plans in fiscal 2016. The Company anticipates fiscal 2016 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $65 to $75.

NOTE 9—NET EARNINGS (LOSS) PER SHARE
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

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Net earnings from continuing operations	$63	$48
Less net earnings attributable to noncontrolling interests	(3)	(2)
Net earnings from continuing operations attributable to SUPERVALU INC.	60	46
Income (loss) from discontinued operations, net of tax	1	(3)
Net earnings attributable to SUPERVALU INC.	$61	$43

Weighted average number of shares outstanding—basic	262	260
Dilutive impact of stock-based awards	6	2
Weighted average number of shares outstanding—diluted(1)	268	262

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.23	$0.18
Discontinued operations	$—	$(0.01)
Basic net earnings per share	$0.23	$0.17
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.23	$0.18
Discontinued operations(1)	$—	$(0.01)
Diluted net earnings per share	$0.23	$0.17

(1)
Weighted average number of shares outstanding—diluted was equal to Weighted average number of shares outstanding—basic for the computation of diluted net loss per share from discontinued operations for the first quarter ended June 14, 2014.

Stock-based awards of 6 and 17 that were outstanding during the first quarters ended June 20, 2015 and June 14, 2014, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive.

NOTE 10—COMPREHENSIVE INCOME AND ACCUMULATED COMPREHENSIVE LOSS
The Company reports comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ deficit during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income is calculated as net earnings (loss) including noncontrolling interests, plus or minus adjustments for pension and other postretirement benefit obligations, net of tax, and changes in the fair value of cash flow hedges, net of tax, less comprehensive income attributable to noncontrolling interests.
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax.

Changes in Accumulated other comprehensive loss by component for the first quarter ended June 20, 2015 are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(423)	$—	$(423)
Other comprehensive loss before reclassifications, net of tax benefit of $1	—	(1)	(1)
Amortization of amounts included in net periodic benefit cost, net of tax expense of $8	14	—	14
Net current-period Other comprehensive income (loss), net of tax expense of $7	14	(1)	13
Accumulated other comprehensive loss at the end of period, net of tax	$(409)	$(1)	$(410)
Changes in Accumulated other comprehensive loss by component for the first quarter ended June 14, 2014 are as follows:

Benefit Plans
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(307)
Other comprehensive loss before reclassifications, net of tax benefit of ($0)	—
Amortization of amounts included in net periodic benefit cost, net of tax expense of $5	11
Net current-period Other comprehensive income, net of tax expense of $5	11
Accumulated other comprehensive loss at the end of period, net of tax	$(296)
Items reclassified out of pension and postretirement benefit plan accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)	Affected Line Item on Condensed Consolidated Statement of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit expense(1)	$20	$12	Selling and administrative expenses
Amortization of amounts included in net periodic benefit expense(1)	2	4	Cost of sales
Total reclassifications	22	16
Income tax benefit	(8)	(5)	Income tax provision
Total reclassifications, net of tax	$14	$11

(1)	Amortization of amounts included in net periodic benefit cost include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 8—Benefit Plans.
No amounts were reclassified out of Accumulated other comprehensive loss related to the interest rate swap designated as a cash flow hedge.

NOTE 11—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 20, 2015. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 15 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.

The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of June 20, 2015, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $71 ($57 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, the TSA (as defined below), the transition service agreements with Haggen, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.
Following the sale of New Albertson’s, Inc. (“NAI”), the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of June 20, 2015, using actuarial estimates as of December 31, 2014, the total undiscounted amount of all such guarantees was estimated at $190 ($170 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI on March 21, 2013, the Company entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) and operating and supply agreements. At the time of the sale of NAI, these arrangements had initial terms ranging from 12 months to five years, and are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The Company operates a distribution center owned by NAI for an initial term of five years, subject to renewal at the Company's option for two additional five years-year terms and certain termination rights for each of the Company and NAI.
On April 16, 2015, following discussions with NAI and Albertson’s LLC regarding the impact of the acquisition by Albertson's of Safeway, Inc. (the “Safeway Acquisition”) and their plans around winding down the TSA, the Company entered into a letter agreement regarding the TSA with NAI and Albertson’s LLC pursuant to which the Company will provide services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. In exchange for these transition and wind down services, the Company will receive eight payments of approximately $6 every six months for aggregate fees of $50. These payments are separate from and incremental to the fixed and variable fees the Company receives under the TSA. The Company estimates that the complete transition and wind down of the TSA could take approximately three to four years.
On May 28, 2015, the Company entered into a letter agreement with NAI and Albertson's LLC pursuant to which the Company received certain additional rights and benefits and the Company and NAI and Albertson's LLC (and certain of their affiliates, including Safeway, with respect to provisions of the letter agreement applicable to them) agreed to resolve several issues. Among other matters resolved, NAI, Albertson's LLC and AB Acquisition agreed to no longer challenge, and waive all rights relating to, the Company's filing with the IRS in fiscal 2015 for a change in accounting method for NAI and its subsidiaries pursuant to the tangible property repair regulations. In consideration for the granting of the additional rights and benefits to the Company and the resolution of the various matters under the letter agreement, the Company paid $35 to AB Acquisition, the parent entity of NAI and Albertson's LLC.

Information Technology Intrusions
Computer Network Intrusions – The Company announced during fiscal 2015 that it had experienced two separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. An investigation of those intrusions supported by third-party data forensics experts is ongoing. Given the continuing nature of the investigation, it is possible that it will be determined that information was stolen from the Company during one or both of these intrusions or that new or different time frames, locations, at-risk data, and/or other facts will be identified in the future.
Some stores owned and operated by Albertson's LLC and NAI experienced related criminal intrusions. The Company provides information technology services to these Albertson's LLC and NAI stores pursuant to the TSA, and the Company has been working together with Albertson's LLC and NAI to respond to the intrusions into their stores. The Company believes that any losses incurred by Albertson's LLC or NAI as a result of the intrusions affecting their stores would not be the Company's responsibility.
Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations and, although the Company’s network has previously been found to be compliant with applicable data security standards, the forensic investigator working on behalf of the payment card brands has concluded that the Company was not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. As a result, the Company expects the payment card brands to allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. The Company believes the payment card brands will make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers' claimed losses. The Company does not currently believe that the amount, if any, paid on any payment card brand claims that might be asserted would be material to the Company’s consolidated results of operations, cash flows or financial condition.
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
As discussed in more detail below in this Note 11 under Legal Proceedings, four class action complaints related to the intrusions have been filed against the Company and consolidated into one action and are currently pending. As indicated in Note 11 below, the Company believes that the likelihood of a material loss from the consolidated class action is remote. It is possible that other similar complaints by consumers, banks or others may be filed against the Company in connection with the intrusions.
Insurance Coverage – The Company had $50 of cyber threat insurance above a per incident deductible of $1 at the time of the intrusions, which it believes should mitigate the financial effect of these intrusions, including claims made or that might be made against the Company based on these intrusions. The Company now maintains $75 of cyber threat insurance above a per incident deductible of approximately $3, in each case subject to certain sublimits.
Expenses – Anticipated insurance proceeds recorded for the insurance receivable were based on the Company’s insurance recovery assessment. This assessment included the review of applicable insurance policies, correspondence with the insurance carriers and analysis by legal counsel.
Other Contractual Commitments
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 20, 2015, the Company had approximately $361 of non-cancelable future purchase obligations.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On January 16, 2015, the Company filed a Petition for Certiorari to the United States Supreme Court seeking to appeal certain aspects of the 8th Circuit decision and on June 8, 2015, the United States Supreme Court denied the Petition. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff. All parties have appealed the Magistrate Judge's order.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the "Criminal Intrusion"). The cases have been consolidated as In Re: Supervalu Inc. Customer Data Security Breach Litigation and are proceeding in the United States District Court in Minnesota. On June 26, 2015, the plaintiffs filed a Consolidated Complaint. The Company's response is due August 10, 2015.
In December 2014, the United States Department of Labor (the “DOL”), in connection with an audit of the SUPERVALU Group Health Plan, the SUPERVALU Retiree Benefit Plan, and the SUPERVALU Group Benefit Plan, under the Employee Retirement Income Security Act (“ERISA”), alleged 3 violations of its regulations relating to loan transactions between the active and retiree plans, the Company’s treatment of three rebates it had received from insurance carriers and a description of the Newborns’ and Mothers’ Health Protection Act by the Company’s third party administrator in its written materials. In connection with closing out the audit, the Company determined it would make additional contributions and pay interest totaling $19 to the trusts that fund the three aforementioned plans, resulting in a benefit plan charge of $5 before tax in fiscal 2015. No penalties were assessed by the DOL. The payments were made on March 5, 2015.
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

With respect to the IOS, C&S, and Criminal Intrusion matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 12—SEGMENT INFORMATION
Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.
Segment operating earnings include revenues and costs attributable to each of the respective business segments and allocated corporate overhead, based on the segment's estimated consumption of corporately managed resources. Variances to planned corporate overhead allocated to business segments remain in Corporate because allocated corporate overhead affecting segment operating profit is centrally managed. Reported segment information is presented on the same basis as it is reviewed by executive management.

NOTE 13—DISCONTINUED OPERATIONS
The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Net sales	$—	$—
(Loss) income before income taxes from discontinued operations	(3)	2
Income tax (benefit) provision	(4)	5
Income (loss) from discontinued operations, net of tax	$1	$(3)
Income (loss) from discontinued operations, net of tax for the first quarters ended June 20, 2015 and June 14, 2014 primarily reflects tax settlement matters, including pre-tax resolution matters and discrete tax benefits and expenses.

NOTE 14—SUBSEQUENT EVENTS
On July 28, 2015, the Company announced that it is exploring a separation of its Save-A-Lot segment, and that as part of that process it has begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company, including engaging financial and legal advisors. No specific timetable for a separation has been set and there can be no assurance that a separation will be completed or that any other change in the Company’s overall structure or business model will occur.

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
MANAGEMENT OVERVIEW
First Quarter of Fiscal 2016 Highlights
Financial highlights for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 include:

•	Net sales were $5,407, an increase of $143 or 2.7 percent, primarily due to new store sales in Save-A-Lot and Retail Food, and sales to new stores and new affiliations within Independent Business.

•	Gross profit was $810, an increase of $55 or 7.3 percent, primarily due to higher base margins, higher sales volume and lower logistics costs.

•	Operating earnings were $158, an increase of $23 or 17.0 percent, primarily due to higher base margins, higher sales volume and lower logistics costs.

•	Net cash provided by operating activities of continuing operations was $111, an increase of $54, primarily due to lower levels of cash utilized in inventory build and benefit plan contributions.

•
Net cash used in investing activities was $70, an increase of $38, primarily due to an increase in cash paid for intangible assets of $23 and capital expenditures of $12, comprised of new retail stores, offset in part by $4 of cash paid for business combinations last year.

Business Strategy and Initiatives
Management continues to focus on sales, Adjusted EBITDA and operating cash flow, and improvements in the balance sheet.
Independent Business
Independent Business continues to target sales growth by affiliating new customers, driving sales to existing customers and enhancing professional service offerings while also improving the efficiency of its operations.
In the first quarter of fiscal 2016, under the Company's multi-year supply agreement with Haggen, the Company began wholesale distribution to 46 of the 64 Haggen stores in Washington and Oregon. The Company anticipates beginning to supply the remaining 18 Haggen stores in Washington and Oregon later this fiscal year.
Save-A-Lot
Save-A-Lot continues to drive sales and performance through its meat and produce programs, pricing enhancements and improved grocery and merchandise offerings. Save-A-Lot is focused on long-term sales and earnings growth through execution of these initiatives at existing locations and expansion through corporate and licensee store development.
In fiscal 2016, the Company expects to add corporate and licensed stores to the existing Save-A-Lot network, including in new geographic markets, with the majority of those stores expected to be corporate stores. In the first quarter of fiscal 2016, the Company added ten new Save-A-Lot stores, comprised of seven new licensee stores and three new corporate stores, and nine Save-A-Lot stores were closed, comprised of eight licensee stores and one corporate store.
Total Company-operated retail square footage for Save-A-Lot stores as of the first quarter of fiscal 2016 was approximately 7 million, an increase of approximately 0.5 percent from the fourth quarter of fiscal 2015, primarily attributable to new corporate stores.
On July 28, 2015, the Company announced that it is exploring a separation of its Save-A-Lot segment, and that as part of that process it has begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company, including engaging financial and legal advisors. No specific timetable for a separation has been set and there can be no assurance that a separation will be completed or that any other change in the Company’s overall structure or business model will occur.

Retail Food
Retail Food continues to focus on driving sales and performance through competitive pricing and promotional activities, enhanced perishable offerings, store remodels and resets. Private label product offerings, including organic products, and marketing investments continue to expand. Management believes the Company has a quality private label program that can continue to build customer loyalty and also drive profitable sales growth.
In the first quarter of fiscal 2016, the Company acquired two retail stores divested as part of the acquisition of Safeway, Inc. by Albertson’s, which the Company is operating as County Market stores in the state of Washington.
Total Retail Food square footage as of the first quarter of fiscal 2016 was approximately 11 million, an increase of approximately 1.3 percent from the first quarter of fiscal 2015.
Impact of Inflation and Deflation
The Company monitors product cost inflation and deflation and evaluates whether to pass on pricing changes or absorb cost increases or decreases. We experienced a mix of inflation and deflation across product categories within all three of our businesses, with higher deflation levels in produce, and certain meat and dairy categories.
In aggregate, we estimate our businesses experienced flat cost inflation when taking into account overall mix of products in the first quarter of fiscal 2016, however, Save-A-Lot experienced deflation in the low single digits, primarily due to deflation within certain meat and dairy categories. The impact of deflation was greater in the Save-A-Lot business compared to Independent Business and Retail Food due to product mix and product sourcing on private-label products.
Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit.
Competitive Environment
The United States grocery channel is highly competitive and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace.

Selected Financial Information

	First Quarter Ended
Results of Operations	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Net sales	$5,407	$5,264
Cost of sales	4,597	4,509
Gross profit	810	755
Selling and administrative expenses	652	620
Operating earnings	158	135
Interest expense, net	59	64
Equity in earnings of unconsolidated affiliates	(2)	(1)
Earnings from continuing operations before income taxes	101	72
Income tax provision	38	24
Net earnings from continuing operations	63	48
Income (loss) from discontinued operations, net of tax	1	(3)
Net earnings including noncontrolling interests	64	45
Less net earnings attributable to noncontrolling interests	(3)	(2)
Net earnings attributable to SUPERVALU INC.	$61	$43
Diluted continuing operations net earnings per share attributable to SUPERVALU INC.	$0.23	$0.18
Weighted average shares outstanding—diluted	268	262
Financial Position
Working capital(1)	$137	$310
Total assets	$4,491	$4,354
Total debt and capital lease obligations	$2,712	$2,762
Other Statistics
Depreciation and amortization	$83	$89
Capital expenditures(2)	$49	$37
Adjusted EBITDA(3)	$246	$226
Stores Supplied and Operated:
Independent Business Primary Stores	1,857	1,805
Independent Business Secondary Stores	208	241
Save-A-Lot licensee stores	902	931
Save-A-Lot corporate stores	433	394
Retail Food stores	197	190
Total number of stores	3,597	3,561

(1)
Working capital of continuing operations is calculated using the first-in, first-out method (“FIFO”) for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $214 and $204 as of June 20, 2015 and June 14, 2014, respectively.

(2)	Capital expenditures include cash payments for purchases of property, plant and equipment, excluding business acquisitions, and non-cash capital lease additions.

(3)
Adjusted EBITDA is a non-GAAP financial measure that the Company provides as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Refer to the “Non-GAAP Financial Measures” section below for additional information regarding the Company’s use of non-GAAP financial measures.

Transition Services Agreements
New Albertson's, Inc. and Albertson's LLC
In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition LLC and its affiliates, including a Transition Services Agreement with each of New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (collectively, the “TSA”) under which the Company provides certain services to each of NAI and Albertson’s LLC, and NAI and Albertson’s LLC provide certain services to the Company, in each case as described therein. On April 16, 2015, following discussions with NAI and Albertson’s LLC regarding the impact of their acquisition of Safeway, Inc. (the “Safeway Acquisition”) and their plans around winding down the TSA, the Company entered into a letter agreement regarding the TSA with NAI and Albertson’s LLC pursuant to which the Company will provide services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. For additional discussion of the TSA and this letter agreement, see “Risk Factors—Changes in the Company’s relationships with NAI, Albertson’s LLC or Haggen could adversely impact the Company’s results of operations” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
Haggen
On December 6, 2014, the Company entered into a Transition Services Agreement with Haggen (the “Haggen TSA”) to provide certain services to all 164 Haggen stores owned and being acquired by Haggen in five states in connection with the Safeway Acquisition as the stores are acquired by Haggen. The Haggen TSA is similar to the TSA supporting NAI and Albertson’s LLC and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. Approximately 100 of the stores being acquired by Haggen received services from the Company under the TSA with Albertson’s LLC.
Information Technology Intrusions
During fiscal 2015, the Company announced it had experienced two separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. The intrusions are discussed in more detail in Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

FIRST QUARTER RESULTS OF OPERATIONS
The following discussion summarizes operating results in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015:
Net Sales
Net sales for the first quarter of fiscal 2016 were $5,407, compared with $5,264 last year, an increase of $143 or 2.7 percent. Independent Business net sales were 45.6 percent of Net sales, Save-A-Lot net sales were 26.0 percent of Net sales, Retail Food net sales were 27.2 percent of Net sales and Corporate transition services agreement fees were 1.2 percent of Net sales for the first quarter of fiscal 2016, compared with 46.0 percent, 25.7 percent, 27.2 percent and 1.1 percent, respectively, for the first quarter of fiscal 2015.
Independent Business net sales for the first quarter of fiscal 2016 were $2,462, compared with $2,420 last year, an increase of $42 or 1.7 percent. The increase is primarily due to $151 from increased sales to new customers and accounts, offset in part by $109 from lost accounts and lower sales to existing customers.
Save-A-Lot net sales for the first quarter of fiscal 2016 were $1,408, compared with $1,356 last year, an increase of $52 or 3.8 percent. The increase is primarily due to $78 of sales from new store openings, and positive network identical store sales of 0.6 percent or $8 (defined as net sales from Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions), offset in part by a decrease of $37 due to store dispositions by licensees.
Save-A-Lot identical store sales for Company-operated stores (defined as net sales from Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions) were positive 2.8 percent or $16 for the first quarter of fiscal 2016. Save-A-Lot corporate identical store sales performance was primarily the result of a 0.4 percent increase in customer count and a 2.4 percent increase in average basket size.
Retail Food net sales for the first quarter of fiscal 2016 were $1,473, compared with $1,430 last year, an increase of $43 or 3.0 percent. Retail Food net sales include a $54 increase in sales due to acquired and new stores, offset in part by $11 of lower sales from three closed stores and a $4 decrease from negative identical store sales of 0.3 percent (defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions). Retail Food negative identical store sales performance was primarily the result of a 0.4 percent customer count decrease, offset in part by a 0.1 percent increase in average basket size.
Corporate net sales for the first quarter of fiscal 2016 include fees earned under transition services agreements of $64, compared with $58 last year, an increase of $6 primarily driven by Haggen TSA fees.
Gross Profit
Gross profit for the first quarter of fiscal 2016 was $810, compared with $755 last year, an increase of $55 or 7.3 percent. Gross profit as a percent of Net sales was 15.0 percent for the first quarter of fiscal 2016, compared with 14.4 percent last year. The $55 increase in Gross profit is primarily due to $21 from higher base margins, $21 of higher gross profit from increased sales, $13 of lower logistics costs and $6 of higher transition services agreements fees, offset in part by $3 of higher shrink.
Independent Business gross profit for the first quarter of fiscal 2016 was $122 or 4.9 percent of Independent Business net sales, compared with $113 or 4.7 percent last year. Independent Business gross profit increased $2 due to increased sales. The 20 basis point increase in Independent Business gross profit rate is primarily due to lower logistics costs and higher base margins.
Save-A-Lot gross profit for the first quarter of fiscal 2016 was $223 or 15.8 percent of Save-A-Lot net sales, compared with $199 or 14.7 percent last year. Save-A-Lot gross profit increased $8 due to increased sales. The 110 basis point increase in Save-A-Lot gross profit rate is primarily due to $12 of higher base margins and $5 of lower logistics costs.
Retail Food gross profit for the first quarter of fiscal 2016 was $400 or 27.2 percent of Retail Food net sales, compared with $385 or 26.9 percent last year. Retail Food gross profit increased $12 due to increased sales. The 30 basis point increase in Retail Food gross profit rate is primarily due to $5 of higher base margins, including the negative impact from pharmacy reimbursement rate pressure, offset in part by $2 of higher shrink.
Selling and Administrative Expenses
Selling and administrative expenses for the first quarter of fiscal 2016 were $652 or 12.1 percent of Net sales, compared with $620 or 11.8 percent of Net sales last year, an increase of $32 or 5.2 percent. Selling and administrative expenses for the first quarter of fiscal 2016 include $3 of structural and tax planning fees associated with the possible separation of Save-A-Lot that the Company is exploring (the "Structural and Tax Planning Fees"). Selling and administrative expenses for the first quarter of fiscal 2015 included severance costs of $1. When adjusted for these items, the remaining $30 increase in Selling and administrative expenses is primarily due to $17 of higher expenses from increased sales, $7 of higher employee related costs primarily due to new stores and $6 of higher other administrative costs.
Operating Earnings
Operating earnings for the first quarter of fiscal 2016 were $158, compared with $135 last year, an increase of $23 or 17.0 percent. Operating earnings for the first quarter of fiscal 2016 include $3 of Structural and Tax Planning Fees. Operating earnings for the first quarter of fiscal 2015 included severance costs of $1. When adjusted for these items, the remaining $25 increase in Operating earnings is primarily due to $21 from higher base margins, $13 of lower logistics costs, $6 of higher transition services agreement fees and $4 from increased sales, offset in part by $8 of higher employee related costs primarily due to new stores, $6 of higher other administrative costs and $3 of higher shrink.
Independent Business operating earnings for the first quarter of fiscal 2016 were $77 or 3.1 percent of Independent Business net sales, compared with $66 or 2.8 percent last year. Independent Business operating earnings for the first quarter of fiscal 2015 included severance costs of $1. When adjusted for this item, the remaining $10 increase in Independent Business operating earnings is primarily due to lower logistics costs and higher base margins.
Save-A-Lot operating earnings for the first quarter of fiscal 2016 were $51 or 3.6 percent of Save-A-Lot net sales, compared with $46 or 3.4 percent last year. The $5 increase in Save-A-Lot’s operating earnings is primarily due to $12 of higher base margins and $5 of lower logistics costs, offset in part by $6 of higher occupancy costs and depreciation and $5 of higher employee costs primarily due to new stores.
Retail Food operating earnings for the first quarter of fiscal 2016 were $33 or 2.2 percent of Retail Food net sales, compared with $30 or 2.1 percent last year. The $3 increase in Retail Food operating earnings is primarily due to $7 of lower depreciation expense and $5 of higher base margins, including the negative impact from pharmacy reimbursement rate pressure, offset in part by $5 of higher employee costs and $2 of higher shrink.
Corporate operating loss for the first quarter of fiscal 2016 was $3, compared with $7 last year. Corporate operating loss for the first quarter of fiscal 2016 includes $3 of Structural and Tax Planning Fees. When adjusted for this item, the remaining $7 decrease in Corporate operating loss was primarily due to $6 of higher revenues from Haggen TSA fees and $5 of lower employee and occupancy costs, offset in part by $4 of higher net periodic pension expense.
Interest Expense, Net
Interest expense, net was $59 for the first quarter of fiscal 2016, compared with $64 last year. Interest expense, net for the first quarter of fiscal 2015 included $2 of unamortized financing cost charges.
Income Tax Provision
Income tax expense on continuing operations earnings for the first quarter of fiscal 2016 was $38 or 36.9 percent of earnings from continuing operations before income taxes, compared with income tax expense of $24 or 33.1 percent of earnings from continuing operations before income taxes last year. The tax rate for each of the first quarters of fiscal 2016 and 2015 reflects certain discrete tax benefits.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the first quarter of fiscal 2016 were $63, compared with $48 last year. Net earnings from continuing operations for the first quarter of fiscal 2016 includes $2 of after tax Structural and Tax Planning Fees, and the first quarter of fiscal 2015 included $2 of after tax unamortized financing cost charges and severance costs. When adjusted for these items, the remaining $15 after-tax increase is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.

Income (Loss) from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, was $1 for the first quarter of fiscal 2016, compared with a loss from discontinued operations, net of tax, of $3 last year. Income from discontinued operations, net of tax, for the first quarter of fiscal 2016 reflects discrete tax benefits and property tax refunds and settlements, including pre-tax resolution matters. Income before income taxes from discontinued operations for the first quarter of fiscal 2015 included $2 of interest income from the settlement of income tax audits. The income tax provision included as a component of Loss from discontinued operations, net of tax for the first quarter of fiscal 2015 included $4 of discrete tax expenses.

NON-GAAP FINANCIAL MEASURES
The Company’s Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”). In addition to the above analysis of results of operations, the Company also considers certain other non-GAAP financial measures to assess the performance of our businesses. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude certain items that are occasionally recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. The non-GAAP financial measures below should only be considered as an additional supplement to the Company’s financial results reported in accordance with GAAP and should be reviewed in conjunction with the Company’s results prepared in accordance with GAAP in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
The Company utilizes certain non-GAAP measures, including Adjusted EBITDA, to analyze underlying core business trends to understand operating performance. Adjusted EBITDA is a non-GAAP supplemental performance measure the Company uses to facilitate operating performance comparisons of our businesses on a consistent basis. In addition, management believes Adjusted EBITDA as a measure of business performance provides investors with useful supplemental information. Adjusted EBITDA provides additional understanding of other factors and trends affecting our business which are used in the business planning process to understand expected performance, to evaluate results against those expectations, and as one of the compensation performance measures under certain compensation programs and plans.
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
The following summarizes the calculation of Adjusted EBITDA for the first quarters of fiscal 2016 and 2015:

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)
Net earnings from continuing operations	$63	$48
Less net earnings attributable to noncontrolling interests	(3)	(2)
Income tax provision	38	24
Interest expense, net	59	64
Depreciation and amortization	83	89
LIFO charge	3	2
Unusual employee-related costs	—	1
Structural and Tax Planning Fees	3	—
Adjusted EBITDA	$246	$226
Comparison of Adjusted EBITDA for First Quarter Fiscal 2016 to First Quarter Fiscal 2015
Adjusted EBITDA for the first quarter of fiscal 2016 was $246 or 4.5 percent of Net sales, compared with $226 or 4.3 percent of Net sales last year, an increase of $20. The increase in Adjusted EBITDA is primarily due to $21 from higher base margins, $13 of lower logistics costs, $7 from increased sales and $6 of higher transition services agreement fees, offset in part by $8 of higher employee related costs primarily due to new stores, $6 of higher other administrative costs, $6 of higher occupancy and contracted services costs and $3 of higher shrink.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility increased to $903 from $871 as of June 20, 2015 compared to February 28, 2015.

•
Working capital decreased $241 from $378 as of February 28, 2015 to $137 as of June 20, 2015, excluding the impacts of the LIFO reserve, primarily due to the classification of the $278 of Senior Notes due May 2016 as current, offset in part by an increase in Cash and cash equivalents.

•
Debt maturities due in the remainder of fiscal 2016 and fiscal 2017 were $0 and $293, respectively, as of June 20, 2015, exclusive of any potential Excess Cash Flow prepayment requirements under the Secured Term Loan Facility.

•
Management expects that it will be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•	Payments to reduce Capital lease obligations are expected to total approximately $26 in both fiscal 2016 and 2017.

•	Total debt was $2,479 and $2,489 as of June 20, 2015 and February 28, 2015, respectively, under senior secured credit agreements and debentures.

•
No minimum pension contributions are required under ERISA for fiscal 2016, but the Company anticipates fiscal 2016 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $65 to $75.

Sources and Uses of Cash
Management expects that the Company will continue to replenish operating assets with internally generated funds and pay down debt obligations with internally generated funds and new debt issuances or existing credit facilities. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on the Company’s operating cash flow, which may limit the Company’s ability to pay down its outstanding indebtedness as planned. The Company's credit facilities are secured by a substantial portion of the Company's total assets and certain subsidiary stock.
The Company’s primary sources of liquidity are from internally generated funds and from borrowing capacity under its credit facilities. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances and its credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund debt obligations and to fund capital expenditures as opportunities arise. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels or that it will continually have access to credit on acceptable terms. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

Primary uses of cash include debt servicing and maturities, capital expenditures, working capital maintenance, contributions to various retirement plans and income tax payments. The Company’s working capital needs are generally greater during the months leading up to high sales periods, such as the time period from prior to Thanksgiving through December. The Company typically finances these working capital needs with cash provided from operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories. Strategic and operational investments in the Company’s businesses are funded by cash provided from operating activities and on a short-term basis through available liquidity.
The Company’s continued access to short-term and long-term financing through credit markets depends on numerous factors including the condition of the credit markets and the Company’s results of operations, cash flows, financial position and credit ratings.
Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	First Quarter Ended
	June 20, 2015 (16 weeks)	June 14, 2014 (16 weeks)	Change
Cash flow activities
Net cash provided by operating activities – continuing operations	$111	$57	$54
Net cash used in investing activities	(70)	(32)	(38)
Net cash used in financing activities	(19)	(18)	(1)
Net cash provided by discontinued operations	1	—	1
Net increase in cash and cash equivalents	23	7	16
Cash and cash equivalents at beginning of period	114	83	31
Cash and cash equivalents at the end of period	$137	$90	$47
The increase in net cash provided by operating activities from continuing operations in the first quarter of fiscal 2016 compared to last year is primarily attributable to lower levels of cash utilized in inventory build and benefit plan contributions.
The increase in cash used in investing activities in the first quarter of fiscal 2016 compared to last year is primarily attributable to purchases of intangible assets and increased payments for capital expenditures.
The increase in cash used in financing activities in the first quarter of fiscal 2016 compared to last year is primarily attributable to higher levels of payments of debt and capital lease obligations.
Credit Facilities and Debt Agreements
The Company’s credit facilities and certain long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented. Refer to Note 5—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of the Company's credit facilities and certain long-term debt agreements, and additional information.
As of June 20, 2015 and February 28, 2015, the Company had outstanding borrowings of $1,459 and $1,469, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 3.50 percent subject to a floor on LIBOR of 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interests in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of June 20, 2015 and February 28, 2015, there was $768 and $776, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan

Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the original issue discount, $2 and $9 of the Secured Term Loan Facility was classified as current as of June 20, 2015 and February 28, 2015, respectively.
As of June 20, 2015 and February 28, 2015, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of June 20, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $73 at fees of 1.625 percent, and the unused available credit under this facility was $903 with facility fees of 0.375 percent. As of February 28, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $76 at fees of 1.625 percent, and the unused available credit under this facility was $871 with facility fees of 0.375 percent. As of June 20, 2015, the Revolving ABL Credit Facility was secured on a first priority basis by $1,215 of certain inventory assets included in Inventories, net, $239 of certain receivables included in Receivables, net, $30 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets. As of February 28, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,188 of certain inventory assets included in Inventories, net, $220 of certain receivables included in Receivables, net, $28 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of June 20, 2015, the aggregate cap on Restricted Payments was approximately $298. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met. In addition, the Revolving ABL Credit Facility, as amended, provides that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions.
Capital Expenditures
Capital expenditures in the first quarter of fiscal 2016 were $49, excluding cash paid for business acquisitions, and primarily consisted of investments into new Retail Food and Save-A-Lot stores and information technology and Retail Food store remodels. In addition, during the first quarter of fiscal 2016 the Company paid $1 for two acquired stores. Capital expenditures and cash paid for business acquisitions for fiscal 2016 are projected to be approximately $300 to $320, including capital lease additions.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $37 and $45 in the first quarters of fiscal 2016 and 2015, respectively. First quarter fiscal 2016 contributions consist primarily of a $25 discretionary contribution and an $11 contribution in connection with the closing of a postretirement benefit plan audit.
No minimum pension contributions are required in accordance with Employee Retirement Income Security Act of 1974, as amended ("ERISA") to the Company's pension plans in fiscal 2016. The Company anticipates fiscal 2016 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $65 to $75.
The Company’s funding policy for defined benefit pension plans is to contribute the minimum contribution amount required under ERISA and the Pension Protection Act of 2006 as determined by the Company’s external actuarial consultant. At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guarantee Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has outstanding guarantees to its independent retail customers and is contingently liable under other contractual arrangements. See Part I, Item I in Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption "Guarantees."
Legal Proceedings
The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Part I, Item I, Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements of this Quarterly Report on Form 10-Q, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Multiemployer Pension Plans
The Company contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During the first quarters ended June 20, 2015 and June 14, 2014, the Company contributed $11 and $13, respectively, to these multiemployer pension plans. There have been no material changes in the Company's multiemployer pension plan arrangements since the end of fiscal 2015. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 for information regarding these arrangements.
Contractual Obligations
Except as described below and in Note 5—Long-Term Debt in Part I, Item 1, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2015. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 for additional information regarding the Company’s contractual obligations.
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 20, 2015, the Company had approximately $361 of non-cancelable future purchase obligations.

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
Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 under the heading “Risk Factors,” the factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-

looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
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

•
The Company’s ability to execute on its exploration process for a separation of Save-A-Lot and, to the extent any transaction or other change in the Company’s overall structure or business model is ultimately completed, to deliver anticipated benefits and enhanced shareholder value

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

•
Ability to effectively manage the Company’s cost structure to realize benefits from the Transition Services Agreement with each of Albertson’s LLC and NAI (collectively, the “TSA”) and the Transition Services Agreement with Haggen (the “Haggen TSA”)

•
Impact of the Safeway acquisition by Albertson’s on the Company’s relationships with Albertson’s LLC and NAI, including the transition and wind down of the TSA, certain supply relationships and the operating agreement under which the Company operates a distribution center owned by NAI

•
Ability to provide services and transition and wind down services to NAI and Albertson’s LLC under the TSA and the letter agreement regarding the TSA, as well as services to Haggen under the Haggen TSA, in an efficient manner that is not disruptive to the Company, while eliminating costs directly and not directly tied to providing these services

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

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards are expected to have a material impact on the Company's financial statements. Refer to Note 1—Summary of Significant Accounting Policies for a discussion of the anticipated impact of these standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 20, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On January 16, 2015, the Company filed a Petition for Certiorari to the United States Supreme Court seeking to appeal certain aspects of the 8th Circuit decision and on June 8, 2015, the United States Supreme Court denied the Petition. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff. All parties have appealed the Magistrate Judge's order.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the "Criminal Intrusion"). The cases have been consolidated as In Re: Supervalu Inc. Customer Data Security Breach Litigation and are proceeding in the United States District Court in Minnesota. On June 26, 2015, the plaintiffs filed a Consolidated Complaint. The Company's response is due August 10, 2015.
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
With respect to the IOS, C&S, and Criminal Intrusion matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. Other than the risks described below, there were no material changes in risk factors for the Company in the period covered by this report.
The results and impact of the Company’s announcement that it is exploring a separation of its Save-A-Lot segment and that it has begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company are uncertain and cannot be determined.
On July 28, 2015, the Company announced that it is exploring a separation of its Save-A-Lot segment, and that as part of that process it has begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company, including engaging financial and legal advisors. No specific timetable for a separation has been set and there can be no assurance that a separation will be completed or that any other change in the Company’s overall structure or business model will occur. Any transaction or other change in the Company’s overall structure or business model that is ultimately completed may not deliver the anticipated benefits or enhance shareholder value. The Company has, and expects to continue to, incur expenses associated with preparing for a possible spin-off, and the process of considering, preparing for and implementing such a course of action may distract the Company’s management team from their day-to-day responsibilities and make it more difficult to retain employees, and may otherwise be disruptive to the Company’s business operations. Any of these risks or uncertainties could adversely affect the Company’s business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
March 1, 2015 to March 28, 2015	346	$11.22	—	$—
Second four weeks
March 29, 2015 to April 25, 2015	15,193	$10.86	—	$—
Third four weeks
April 26, 2015 to May 23, 2015	288,174	$9.02	—	$—
Fourth four weeks
May 24, 2015 to June 20, 2015	—	$—	—	$—
Totals	303,713	$9.11	—	$—

(1)	The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2016 contains four 28-day periods.

(2)
These amounts include the deemed surrender by participants in the Company's compensatory stock plans of 303,713 shares of previously issued common stock. These are in payment of the purchase price of shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

3.1
Amended and Restated Bylaws of SUPERVALU INC., as amended July 22, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.1	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement*

10.2	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement*

10.3	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Stock-Settled)*

10.4
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Cash-Settled) (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2015)*

10.5
Letter Agreement, dated April 16, 2015, to each of the Transition Services Agreement between SUPERVALU INC. and New Albertson’s, Inc. dated March 21, 2013, and the Transition Services Agreement between SUPERVALU INC. and Albertson’s LLC dated March 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 28, 2015	/s/ BRUCE H. BESANKO
Bruce H. Besanko Executive Vice President, Chief Financial Officer (principal financial officer)

Dated: July 28, 2015	/s/ SUSAN S. GRAFTON
Susan S. Grafton Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

3.1
Amended and Restated Bylaws of SUPERVALU INC., as amended July 22, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.1	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement*

10.2	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement*

10.3	SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Stock-Settled)*

10.4
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Cash-Settled) (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2015)*

10.5
Letter Agreement, dated April 16, 2015, to each of the Transition Services Agreement between SUPERVALU INC. and New Albertson’s, Inc. dated March 21, 2013, and the Transition Services Agreement between SUPERVALU INC. and Albertson’s LLC dated March 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.