Form 10-Q
period 2015-09-12
SUPERVALU INC
filed 2015-10-21
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended September 12, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 16, 2015, there were 265,916,275 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Second Quarter Ended		Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Net sales
Independent Business	$1,831	$1,835	$4,293	$4,255
% of total	45.1%	45.4%	45.4%	45.8%
Save-A-Lot	1,091	1,057	2,499	2,413
% of total	26.8%	26.2%	26.4%	25.9%
Retail Food	1,092	1,105	2,565	2,535
% of total	26.9%	27.3%	27.1%	27.2%
Corporate	48	44	112	102
% of total	1.2%	1.1%	1.1%	1.1%
Total net sales	$4,062	$4,041	$9,469	$9,305
	100.0%	100.0%	100.0%	100.0%
Operating earnings
Independent Business	$49	$54	$126	$120
% of Independent Business sales	2.7%	2.9%	2.9%	2.8%
Save-A-Lot	32	26	83	72
% of Save-A-Lot sales	3.0%	2.5%	3.3%	3.0%
Retail Food	10	20	43	50
% of Retail Food sales	0.9%	1.8%	1.7%	2.0%
Corporate	3	(6)	—	(13)
Total operating earnings	94	94	252	229
% of total net sales	2.3%	2.3%	2.7%	2.5%
Interest expense, net	44	46	103	110
Equity in earnings of unconsolidated affiliates	—	(1)	(2)	(2)
Earnings from continuing operations before income taxes	50	49	151	121
Income tax provision	19	18	57	42
Net earnings from continuing operations	31	31	94	79
Income (loss) from discontinued operations, net of tax	2	2	3	(1)
Net earnings including noncontrolling interests	33	33	97	78
Less net earnings attributable to noncontrolling interests	(2)	(2)	(5)	(4)
Net earnings attributable to SUPERVALU INC.	$31	$31	$92	$74
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Second Quarter Ended		Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Net sales	$4,062	$4,041	$9,469	$9,305
Cost of sales	3,479	3,467	8,076	7,976
Gross profit	583	574	1,393	1,329
Selling and administrative expenses	489	480	1,141	1,100
Operating earnings	94	94	252	229
Interest expense, net	44	46	103	110
Equity in earnings of unconsolidated affiliates	—	(1)	(2)	(2)
Earnings from continuing operations before income taxes	50	49	151	121
Income tax provision	19	18	57	42
Net earnings from continuing operations	31	31	94	79
Income (loss) from discontinued operations, net of tax	2	2	3	(1)
Net earnings including noncontrolling interests	33	33	97	78
Less net earnings attributable to noncontrolling interests	(2)	(2)	(5)	(4)
Net earnings attributable to SUPERVALU INC.	$31	$31	$92	$74

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.11	$0.34	$0.29
Discontinued operations	$0.01	$0.01	$0.01	$(0.01)
Basic net earnings per share	$0.12	$0.12	$0.35	$0.28
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.11	$0.33	$0.29
Discontinued operations	$0.01	$0.01	$0.01	$(0.01)
Diluted net earnings per share	$0.11	$0.11	$0.34	$0.28
Weighted average number of shares outstanding:
Basic	263	260	262	260
Diluted	268	264	268	263
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Second Quarter Ended		Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Net earnings including noncontrolling interests	$33	$33	$97	$78
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	9	7	23	18
Change in fair value of cash flow hedges(2)	(1)	—	(2)	—
Total other comprehensive income	8	7	21	18
Comprehensive income including noncontrolling interests	41	40	118	96
Less comprehensive income attributable to noncontrolling interests	(2)	(2)	(5)	(4)
Comprehensive income attributable to SUPERVALU INC.	$39	$38	$113	$92

(1)	Amounts are net of tax benefit of $6, $5, $14 and $10 for second quarters of fiscal 2016 and 2015, and for fiscal 2016 and 2015 year-to-date, respectively.

(2)	Amounts are net of tax expense of $0, $0, $1 and $0 for the second quarters of fiscal 2016 and 2015, and for fiscal 2016 and 2015 year-to-date, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	September 12, 2015	February 28, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$247	$114
Receivables, net	491	482
Inventories, net	1,019	984
Other current assets	87	120
Total current assets	1,844	1,700
Property, plant and equipment, net	1,430	1,470
Goodwill	865	865
Intangible assets, net	66	48
Deferred tax assets	266	265
Other assets	141	137
Total assets	$4,612	$4,485
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,175	$1,121
Accrued vacation, compensation and benefits	192	204
Current maturities of long-term debt and capital lease obligations	308	35
Other current liabilities	211	173
Total current liabilities	1,886	1,533
Long-term debt	2,197	2,480
Long-term capital lease obligations	208	213
Pension and other postretirement benefit obligations	547	602
Long-term tax liabilities	112	119
Other long-term liabilities	173	174
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 266 and 262 shares issued, respectively	3	3
Capital in excess of par value	2,795	2,810
Treasury stock, at cost, 1 and 2 shares, respectively	(4)	(33)
Accumulated other comprehensive loss	(402)	(423)
Accumulated deficit	(2,911)	(3,003)
Total SUPERVALU INC. stockholders’ deficit	(519)	(646)
Noncontrolling interests	8	10
Total stockholders’ deficit	(511)	(636)
Total liabilities and stockholders’ deficit	$4,612	$4,485
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Deficit	Non-controlling Interests	Total Stockholders’ Deficit
Balances as of February 22, 2014	$3	$2,862	$(101)	$(307)	$(3,195)	$(738)	$8	$(730)
Net earnings	—	—	—	—	74	74	4	78
Other comprehensive income, net of tax of $10	—	—	—	18	—	18	—	18
Sales of common stock under option plans	—	(47)	52	—	—	5	—	5
Stock-based compensation	—	12	—	—	—	12	—	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Tax impact on stock-based awards and other	—	(12)	(2)	—	—	(14)	—	(14)
Balances as of September 6, 2014	$3	$2,815	$(51)	$(289)	$(3,121)	$(643)	$9	$(634)

Balances as of February 28, 2015	$3	$2,810	$(33)	$(423)	$(3,003)	$(646)	$10	$(636)
Net earnings	—	—	—	—	92	92	5	97
Other comprehensive income, net of tax of $13	—	—	—	21	—	21	—	21
Sales of common stock under option plans	—	(12)	21	—	—	9	—	9
Stock-based compensation	—	13	—	—	—	13	—	13
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Tax impact on stock-based awards and other	—	(16)	8	—	—	(8)	—	(8)
Balances as of September 12, 2015	$3	$2,795	$(4)	$(402)	$(2,911)	$(519)	$8	$(511)
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-To-Date Ended
	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$97	$78
Income (loss) from discontinued operations, net of tax	3	(1)
Net earnings from continuing operations	94	79
Adjustments to reconcile Net earnings from continuing operations to Net cash provided by operating activities – continuing operations:
Asset impairment and other charges	2	2
Net gain on sale of assets and exits of surplus leases	(2)	(6)
Depreciation and amortization	147	154
LIFO charge	5	4
Deferred income taxes	(22)	(6)
Stock-based compensation	13	13
Net pension and other postretirement benefits cost	20	13
Contributions to pension and other postretirement benefit plans	(38)	(68)
Other adjustments	16	14
Changes in operating assets and liabilities, net of effects from business acquisitions	41	(41)
Net cash provided by operating activities – continuing operations	276	158
Net cash provided by operating activities – discontinued operations	1	2
Net cash provided by operating activities	277	160
Cash flows from investing activities
Proceeds from sale of assets	2	5
Purchases of property, plant and equipment	(94)	(84)
Payments for business acquisitions	(6)	(47)
Other	(21)	5
Net cash used in investing activities	(119)	(121)
Cash flows from financing activities
Proceeds from sale of common stock	9	5
Payments of debt and capital lease obligations	(27)	(31)
Distributions to noncontrolling interests	(7)	(6)
Payments of debt financing costs	—	(3)
Other	—	1
Net cash used in financing activities	(25)	(34)
Net increase in cash and cash equivalents	133	5
Cash and cash equivalents at beginning of period	114	83
Cash and cash equivalents at the end of period	$247	$88
SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$20	$9
Capital lease asset additions	$10	$1
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$85	$83
Income taxes paid, net	$27	$25

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the second quarters and year-to-date periods ended September 12, 2015 and September 6, 2014 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. The results of operations for the second quarter and year-to-date ended September 12, 2015 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
Fiscal Year
The Company operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the second quarters of fiscal 2016 and 2015 relate to the 12 week fiscal quarters ended September 12, 2015 and September 6, 2014, respectively. References to fiscal 2016 and 2015 year-to-date relate to the 28 week fiscal periods ended September 12, 2015 and September 6, 2014, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 12, 2015 and February 28, 2015, the Company had net book overdrafts of $150 and $145, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $216 at September 12, 2015 and $211 at February 28, 2015. The Company recorded a LIFO charge of $2 and $2 for the second quarters of fiscal 2016 and 2015, respectively. The Company recorded a LIFO charge of $5 and $4 for fiscal 2016 and 2015 year-to-date, respectively.
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
The following tables present the impact of these revisions on the Company's previously reported results as reported in this Quarterly Report on Form 10-Q:

	Second Quarter Ended September 6, 2014 (12 weeks)			Year-To-Date Ended September 6, 2014 (28 weeks)
	As Originally Reported	Revision	As Revised	As Originally Reported	Revision	As Revised
Net sales	$4,018	$23	$4,041	$9,252	$53	$9,305
Cost of sales	3,446	21	3,467	7,928	48	7,976
Gross profit	572	2	574	1,324	5	1,329
Selling and administrative expenses	478	2	480	1,095	5	1,100
Operating earnings	$94	$—	$94	$229	$—	$229

	Second Quarter Ended September 6, 2014 (12 weeks)			Year-To-Date Ended September 6, 2014 (28 weeks)
	As Originally Reported	Revision	As Revised	As Originally Reported	Revision	As Revised
Net sales
Independent Business	$1,820	$15	$1,835	$4,220	$35	$4,255
% of total	45.3%	0.1%	45.4%	45.6%	0.2%	45.8%
Save-A-Lot	1,050	7	1,057	2,398	15	2,413
% of total	26.1%	0.1%	26.2%	25.9%	—%	25.9%
Retail Food	1,104	1	1,105	2,532	3	2,535
% of total	27.5%	(0.2)%	27.3%	27.4%	(0.2)%	27.2%
Corporate	44	—	44	102	—	102
% of total	1.1%	—%	1.1%	1.1%	—%	1.1%
Total net sales	$4,018	$23	$4,041	$9,252	$53	$9,305
	100.0%	—%	100.0%	100.0%	—%	100.0%
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under accounting standard update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new authoritative guidance will likely be adopted during the first quarter of fiscal 2019, as permitted by ASU 2015-14. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently evaluating which approach it will apply and the potential adoption impact on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt obligation. This ASU will be effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those years. Debt issuance costs related to the Company's credit facilities and senior notes included in Other assets were approximately $52 as of September 12, 2015.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 28, 2015	Additions	Impairments	Other net adjustments	September 12, 2015
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	141	—	—	—	141
Retail Food goodwill	14	—	—	—	14
Total goodwill	$865	$—	$—	$—	$865

Intangible assets:
Favorable operating leases, prescription files, customer lists and other (accumulated amortization of $92 and $86 as of September 12, 2015 and February 28, 2015, respectively)	$124	$24	$—	$—	$148
Trademarks and tradenames – indefinite useful lives	9	—	—	—	9
Non-compete agreements (accumulated amortization of $2 and $2 as of September 12, 2015 and February 28, 2015, respectively)	3	—	—	—	3
Total intangible assets	136	24	—	—	160
Accumulated amortization	(88)	(6)	—	—	(94)
Total intangible assets, net	$48				$66
Amortization of intangible assets with definite useful lives was $6 and $5 for fiscal 2016 and 2015 year-to-date, respectively. Future amortization expense is anticipated to average approximately $7 per fiscal year for each of the next five fiscal years.
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

NOTE 3—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
The Company maintains reserves for costs associated with closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. Adjustments to closed property reserves primarily relate to changes in expected subtenant income or actual exit costs differing from original estimates. The calculation of the closed property charges requires significant judgments and estimates including estimated subtenant rentals, discount rates and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions.
Changes in the Company’s reserves for closed properties consisted of the following:

September 12, 2015 (28 weeks)
Reserves for closed properties at beginning of the fiscal year	$34
Additions	2
Payments	(6)
Adjustments	(1)
Reserves for closed properties at the end of period	$29

Property, Plant and Equipment Impairment Charges
Property, plant and equipment impairment charges are recorded as a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	Second Quarter Ended		Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Property, plant and equipment:
Carrying value	$1	$2	$3	$2
Fair value measured using Level 3 inputs	—	1	2	1
Impairment charge	$1	$1	$1	$1

NOTE 4—FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 -	Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions of inputs that market participants would use to value the asset or liability.
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
The estimated fair value of notes receivable was greater than their carrying amount by approximately $1 and $2 as of September 12, 2015 and February 28, 2015, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of the Company’s long-term debt (including current maturities) was greater than the carrying amount by approximately $35 and $59 as of September 12, 2015 and February 28, 2015, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.
Fair Value Measurements - Recurring Basis
On February 24, 2015, the Company entered into a forward starting interest rate swap agreement, in effect converting $300 of variable rate debt under the Company's Secured Term Loan Facility (defined below) to a fixed rate of 5.5075 percent. The agreement goes into effect beginning in February 2016, and extends through the Secured Term Loan Facility's maturity in March 2019. This transaction was entered into to reduce the Company's exposure to changes in market interest rates associated with its variable rate debt. The Company designated this derivative as a cash flow hedge of the variability in expected cash outflows of interest payments attributable to future changes in interest rates. The fair value of the interest rate swap was a liability of $4 and $0 as of September 12, 2015 and February 28, 2015, respectively, and is included within Other long-term liabilities and Other current liabilities in the Condensed Consolidated Balance Sheets. The fair value of the interest rate swap is measured using Level 2 inputs. The interest rate swap agreement is valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of September 12, 2015, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $7. A 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $5.
The fair value of the Company’s fuel derivatives was a liability of $1 as of September 12, 2015 and February 28, 2015, and fuel derivative gains and losses were insignificant for the second quarters and year-to-date periods of fiscal 2016 and 2015.

NOTE 5—LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	September 12, 2015	February 28, 2015
4.50% Secured Term Loan Facility due March 2019	$1,459	$1,469
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
8.00% Senior Notes due May 2016	278	278
3.75% Revolving ABL Credit Facility due September 2019	—	—
Net discount on debt, using an effective interest rate of 4.63% to 8.56%	(7)	(8)
Total debt	2,480	2,489
Less current maturities of long-term debt	(283)	(9)
Long-term debt	$2,197	$2,480
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
Senior Secured Credit Agreements
As of September 12, 2015 and February 28, 2015, the Company had outstanding borrowings of $1,459 and $1,469, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 3.50 percent subject to a floor on LIBOR of 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interests in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of September 12, 2015 and February 28, 2015, there was $773 and $776, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the original issue discount, $6 and $9 of the Secured Term Loan Facility was classified as current as of September 12, 2015 and February 28, 2015, respectively.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). The potential amount of prepayment from Excess Cash Flow that will be required for fiscal 2016 is not reasonably estimable as of September 12, 2015.

As of September 12, 2015 and February 28, 2015, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of September 12, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $73 at fees of 1.625 percent, and the unused available credit under this facility was $877 with facility fees of 0.375 percent. As of February 28, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $76 at fees of 1.625 percent, and the unused available credit under this facility was $871 with facility fees of 0.375 percent. As of September 12, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,202 of certain inventory assets included in Inventories, net, $231 of certain receivables included in Receivables, net, $31 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets. As of February 28, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,188 of certain inventory assets included in Inventories, net, $220 of certain receivables included in Receivables, net, $28 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets.
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During fiscal 2016 year-to-date, the Company borrowed $234 and repaid $234 under its Revolving ABL Credit Facility. During fiscal 2015 year-to-date, the Company borrowed $1,361 and repaid $1,361 under its Revolving ABL Credit Facility. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in their present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of September 12, 2015, the aggregate cap on Restricted Payments was approximately $296. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures

The $400 of 6.75 percent Senior Notes due June 2021, the $350 of 7.75 percent Senior Notes due November 2022 and the remaining $278 of 8.00 percent Senior Notes due May 2016 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 6—INCOME TAXES
The tax provision for each of the second quarters of fiscal 2016 and 2015 included certain discrete tax benefits. The tax provision for fiscal 2016 and 2015 year-to-date included $1 and $2 of net discrete tax benefits, respectively.
During fiscal 2016 year-to-date, unrecognized tax benefits decreased by $3 to total $91. The Company does not anticipate that its total unrecognized tax benefits will change significantly in the next 12 months.
As of September 12, 2015, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011, and in most states, is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 7—STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units and restricted stock awards (collectively referred to as “stock-based awards”) of $6 and $6 for the second quarters of fiscal 2016 and 2015, respectively, and $13 and $13 for fiscal 2016 and 2015 year-to-date, respectively.
Stock Options
In April 2015 and May 2014, the Company granted 4 and 5 non-qualified stock options, respectively, to certain employees under the Company’s 2012 Stock Plan with weighted average grant date fair values of $3.67 per share and $3.28 per share, respectively. The stock options vest over a period of three years and were awarded as part of a broad-based employee incentive program designed to retain and motivate employees across the Company.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

Year-To-Date Ended
	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Dividend yield	—%	—%
Volatility rate	49.0—50.6%	50.8—53.2%
Risk-free interest rate	1.2—1.4%	1.2—1.6%
Expected life	4.0—5.0 years	4.0—5.0 years
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

NOTE 8—BENEFIT PLANS
Net periodic benefit expense (income) and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)
Service cost	$—	$—	$—	$—
Interest cost	24	27	1	1
Expected return on assets	(32)	(36)	—	—
Amortization of prior service benefit	—	—	(4)	(4)
Amortization of net actuarial loss	18	15	1	1
Net periodic benefit expense (income)	$10	$6	$(2)	$(2)
Contributions to benefit plans	$(1)	$(22)	$—	$(1)

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Service cost	$—	$—	$—	$—
Interest cost	57	66	2	2
Expected return on assets	(76)	(83)	—	—
Amortization of prior service benefit	—	—	(8)	(8)
Amortization of net actuarial loss	42	34	3	2
Net periodic benefit expense (income)	$23	$17	$(3)	$(4)
Contributions to benefit plans	$(27)	$(67)	$(11)	$(1)
Multiemployer Pension Plans
During fiscal 2016 and 2015 year-to-date, the Company contributed $20 and $21, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Pension Contributions
No minimum pension contributions are required in accordance with the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) to the Company's pension plans in fiscal 2016. The Company anticipates fiscal 2016 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $65 to $75.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Second Quarter Ended		Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Net earnings from continuing operations	$31	$31	$94	$79
Less net earnings attributable to noncontrolling interests	(2)	(2)	(5)	(4)
Net earnings from continuing operations attributable to SUPERVALU INC.	29	29	89	75
Income (loss) from discontinued operations, net of tax	2	2	3	(1)
Net earnings attributable to SUPERVALU INC.	$31	$31	$92	$74

Weighted average number of shares outstanding—basic	263	260	262	260
Dilutive impact of stock-based awards	5	4	6	3
Weighted average number of shares outstanding—diluted(1)	268	264	268	263

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.11	$0.34	$0.29
Discontinued operations	$0.01	$0.01	$0.01	$(0.01)
Basic net earnings per share	$0.12	$0.12	$0.35	$0.28
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.11	$0.33	$0.29
Discontinued operations(1)	$0.01	$0.01	$0.01	$(0.01)
Diluted net earnings per share	$0.11	$0.11	$0.34	$0.28

(1)
Weighted average number of shares outstanding—diluted was equal to Weighted average number of shares outstanding—basic for the computation of diluted net loss per share from discontinued operations for fiscal 2015 year-to-date.

Stock-based awards of 10 and 10 that were outstanding during the second quarters of fiscal 2016 and 2015, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive. Stock-based awards of 6 and 10 were outstanding during fiscal 2016 and 2015 year-to-date, respectively, but were excluded from the calculation of diluted net earnings (loss) per share from continuing operations for the periods because their inclusion would be antidilutive.

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
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax, and unrealized losses on cash flow hedges, net of tax.

Changes in Accumulated other comprehensive loss by component for fiscal 2016 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(423)	$—	$(423)
Other comprehensive loss before reclassifications(1)	—	(2)	(2)
Amortization of amounts included in net periodic benefit cost(2)	23	—	23
Net current-period Other comprehensive income (loss)(3)	23	(2)	21
Accumulated other comprehensive loss at the end of period, net of tax	$(400)	$(2)	$(402)

(1)	Amount is net of tax benefit of $1.

(2)	Amount is net of tax expense of $14.

(3)	Amount is net of tax expense of $13.
Changes in Accumulated other comprehensive loss by component for fiscal 2015 year-to-date are as follows:

Benefit Plans
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(307)
Other comprehensive loss before reclassifications	—
Amortization of amounts included in net periodic benefit cost(1)	18
Net current-period Other comprehensive income(2)	18
Accumulated other comprehensive loss at the end of period, net of tax	$(289)

(1)	Amount is net of tax expense of $10.

(2)	Amount is net of tax expense of $10.
Items reclassified out of pension and postretirement benefit plan accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Second Quarter Ended		Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)	Affected Line Item on Condensed Consolidated Statement of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit expense(1)	$13	$10	$33	$22	Selling and administrative expenses
Amortization of amounts included in net periodic benefit expense(1)	2	2	4	6	Cost of sales
Total reclassifications	15	12	37	28
Income tax benefit	(6)	(5)	(14)	(10)	Income tax provision
Total reclassifications, net of tax	$9	$7	$23	$18

(1)	Amortization of amounts included in net periodic benefit cost include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 8—Benefit Plans.
No amounts were reclassified out of Accumulated other comprehensive loss related to the interest rate swap designated as a cash flow hedge.

NOTE 11—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Potential Separation of Save-A-Lot Business
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

Guarantees
The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various independent retail customers as of September 12, 2015. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 15 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.
The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of September 12, 2015, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $68 ($56 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, transition services agreements, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.
Following the sale of New Albertson’s, Inc. (“NAI”), the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of September 12, 2015, using actuarial estimates as of June 30, 2015, the total undiscounted amount of all such guarantees was estimated at $184 ($165 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI on March 21, 2013, the Company entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) and operating and supply agreements. At the time of the sale of NAI, these arrangements had initial terms ranging from 12 months to five years, and are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. The Company operates a distribution center owned by NAI for an initial term of five years, subject to renewal at the Company's option for two additional five year terms and certain termination rights for each of the Company and NAI.
On April 16, 2015, the Company entered into a letter agreement pursuant to which the Company is providing services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. In exchange for these transition and wind down services, the Company is entitled to receive eight payments of approximately $6 every six months for aggregate fees of $50. These payments are separate from and incremental to the fixed and variable fees the Company receives under the TSA. The Company estimates that the complete transition and wind down of the TSA could take approximately three more years.

On May 28, 2015, the Company entered into a letter agreement with NAI and Albertson's LLC pursuant to which the Company received certain additional rights and benefits, and the Company and NAI and Albertson's LLC (and certain of their affiliates, including Safeway, with respect to provisions of the letter agreement applicable to them) agreed to resolve several issues. Among other matters resolved, NAI, Albertson's LLC and AB Acquisition agreed to no longer challenge, and waive all rights relating to, the Company's filing with the IRS in fiscal 2015 for a change in accounting method for NAI and its subsidiaries pursuant to the tangible property repair regulations. In consideration for the granting of the additional rights and benefits to the Company and the resolution of the various matters under the letter agreement, the Company paid $35 to AB Acquisition, the parent entity of NAI and Albertson's LLC.
Haggen
The Company entered into a transition services agreement with Haggen in December 2014 (the “Haggen TSA”) to provide certain services to stores owned and being acquired by Haggen in five states. The Haggen TSA is similar to the TSA supporting NAI and Albertson’s LLC and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. The Company is also party to a supply agreement with Haggen to supply goods and products to Haggen stores in Washington and Oregon. On September 8, 2015, Haggen announced that it has filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and subsequently announced plans to consolidate from 164 stores to 37 stores. At the time of Haggen’s bankruptcy filing, the Company had approximately $2 of receivables payable by Haggen to the Company related to supply, and the Company had approximately $1 of receivables payable by Haggen to the Company related to matters arising from the transition services. The Company could also be exposed to claims from third parties from which the Company sourced products, services, licenses and similar on behalf of Haggen. The Company has reserved for probable losses related to a portion of these claims and receivables. It is reasonably possible that the Company could experience losses in excess of the amount of such reserves; however, at this time the Company cannot reasonably estimate a range of such excess losses because of the factual and legal issues related to whether the Company would have liability for any such third-party claims, if such third-party claims were asserted against the Company.
Information Technology Intrusions
Computer Network Intrusions – The Company announced during fiscal 2015 that it had experienced two separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. An investigation of those intrusions supported by third-party data forensics experts is ongoing. Given the continuing nature of the investigation, it is possible that it will be determined that information was stolen from the Company during one or both of these intrusions, or that new or different time frames, locations, at-risk data, and/or other facts will be identified in the future.
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
While the Company has not been notified of any investigation into the intrusions having been initiated by any regulatory authority, it is possible that regulatory investigations into the intrusions could be initiated and, were that to occur, it is possible that such investigations could result in claims being made against the Company by the regulatory authorities in question. If that were to occur, the Company expects to dispute those claims.
As discussed in more detail below in this Note 11 under Legal Proceedings, four class action complaints related to the intrusions have been filed against the Company and consolidated into one action and are currently pending. As indicated below, the Company believes that the likelihood of a material loss from the consolidated class action is remote. It is possible that other similar complaints by consumers, banks or others may be filed against the Company in connection with the intrusions.
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
Other Contractual Commitments
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 12, 2015, the Company had approximately $365 of non-cancelable future purchase obligations.
Legal Proceedings
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, it is remote that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On January 16, 2015, the Company filed a Petition for Certiorari to the United States Supreme Court seeking to appeal certain aspects of the 8th Circuit decision and on June 8, 2015, the United States Supreme Court denied the Petition. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff and denying plaintiffs’ request to seek class certification for a group of New England retailers. On August 20, 2015, the District Court affirmed the Magistrate Judge’s order. In September 2015, the plaintiffs appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the "Criminal Intrusion"). The cases have been consolidated as In Re: Supervalu Inc. Customer Data Security Breach Litigation and are proceeding in the United States District Court in Minnesota. On June 26, 2015, the plaintiffs filed a Consolidated Complaint. The Company filed a Motion to Dismiss the Consolidated Complaint and a hearing is scheduled on the motion for November 3, 2015.
On June 30, 2015, the Company received a letter from the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) seeking documents and information regarding the Company’s HIPAA breach notification and reporting from 2009 to the present. The letter indicates that the OCR Midwest Region is doing a compliance review of the Company’s alleged failure to report small breaches of protected health information related to its pharmacy operations (e.g., any incident involving less than 500 individuals). On September 4, 2015, the Company submitted its response to OCR’s letter. While the Company does not believe that a loss is probable by reason of the compliance review, the Company believes that a loss is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the OCR's review is at the very early stages and the Company does not know if OCR will find a violation(s) and, if so, what violation(s) and whether OCR will proceed with corrective action, issuance of penalties or monetary settlement. The potential penalties related to the issues being investigated are up to $50 thousand per violation (which can be counted per day) with a $1.5 per calendar year maximum for multiple violations of a single provision (with the potential for finding violations of multiple provisions each with a separate $1.5 per calendar year maximum); however, as noted above, any actual penalties will be determined only after consideration by OCR of various factors, including the nature of any violation, remedial actions taken by the Company and other factors determined relevant by OCR.
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
With respect to the IOS, C&S, Criminal Intrusion and OCR matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

NOTE 13—DISCONTINUED OPERATIONS
The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	Second Quarter Ended		Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes from discontinued operations	—	2	(3)	4
Income tax (benefit) provision	(2)	—	(6)	5
Income (loss) from discontinued operations, net of tax	$2	$2	$3	$(1)
Income (loss) from discontinued operations, net of tax for fiscal 2016 and 2015 year-to-date primarily reflects tax settlement matters, including pre-tax resolution matters and discrete income tax benefits and expenses.

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
MANAGEMENT OVERVIEW
Second Quarter of Fiscal 2016 Highlights
Financial highlights for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 include:

•
Net sales were $4,062, an increase of $21 or 0.5 percent, primarily due to new corporate stores at Save-A-Lot and new retail stores at Retail Food, and sales to new Independent Business customers and new stores operated by existing customers, offset by lost stores supplied by Independent Business and licensed by Save-A-Lot and lower sales to existing Independent Business customers and lower Retail Food existing store sales.

•	Gross profit was $583, an increase of $9 or 1.6 percent, primarily due to higher base margins and lower logistics costs.

•
Operating earnings were $94, flat to last year. When adjusted for $4 of costs related to the potential separation of Save-A-Lot and $4 of severance costs in fiscal 2016 and $1 of net information technology costs in fiscal 2015, operating earnings increased $7 primarily due to higher base margins, lower logistics costs and higher TSA fees.

Year-To-Date Fiscal 2016 Highlights
Financial highlights for the year-to-date period of fiscal 2016 compared to the year-to-date period of fiscal 2015 include:

•
Net sales were $9,469, an increase of $164 or 1.8 percent, primarily due to new corporate stores at Save-A-Lot and new retail stores at Retail Food, and sales to new Independent Business customers and new stores operated by existing customers, offset by lost stores supplied by Independent Business and licensed by Save-A-Lot and lower sales to existing Independent Business customers and lower Retail Food existing store sales.

•	Gross profit was $1,393, an increase of $64 or 4.8 percent, primarily due to higher base margins, higher sales volume and lower logistics costs.

•	Operating earnings were $252, an increase of $23 or 10.0 percent, primarily due to higher base margins, higher sales volume and lower logistics costs.

•
Net cash provided by operating activities of continuing operations was $276, an increase of $118, primarily due to lower levels of cash utilized in operating assets and liabilities, and lower benefit plan contributions.

•
Net cash used in investing activities was $119, a decrease of $2, primarily due to a $41 decrease in cash paid for acquisitions, offset by a $26 increase in cash paid for intangible and other assets, a $10 increase in capital expenditures and $3 of lower proceeds from the sale of assets.

Business Strategy and Initiatives
Management continues to focus on sales, Adjusted EBITDA and operating cash flow, as well as improvements in the balance sheet, including lowering the risk of the Company's capital structure and reducing pension obligations.
Independent Business
Independent Business continues to target sales growth through affiliating new customers, driving sales to existing customers and enhancing professional service offerings while also improving the efficiency of its operations. Independent Business continues to strengthen core merchandising and marketing programs under the Essential Everyday® and Equaline® labels while marketing and adding depth to the Wild Harvest® and Culinary Circle® brands. In addition, Independent Business continues to look at expanding its professional services, including a focus on digital and analytics.
Save-A-Lot
Save-A-Lot continues to drive sales and performance through its meat and produce programs, pricing enhancements and improved grocery and merchandise offerings. Save-A-Lot is focused on long-term sales and earnings growth through execution of these initiatives at existing locations and expansion through corporate and licensee store development.

In fiscal 2016, the Company continues to open new Save-A-Lot corporate and licensed stores including in new geographic markets, with the majority of those stores expected to be corporate stores. In fiscal 2016 year-to-date, the Company and its licensees opened 28 new Save-A-Lot stores, comprised of 17 new licensee stores and 11 new corporate stores, and closed 20 Save-A-Lot stores, comprised of 18 licensee stores and two corporate stores.
Total Company-operated retail square footage for Save-A-Lot stores as of the second quarter of fiscal 2016 was approximately 7.4 million, an increase of approximately 2.2 percent from the fourth quarter of fiscal 2015, primarily attributable to new corporate stores.
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
Retail Food
Retail Food continues to focus on driving sales and performance through competitive pricing and promotional activities, enhanced perishable offerings, and store remodels and resets. Private label product offerings, including organic products, and marketing investments continue to expand. Management believes the Company has a quality private label program for Retail Food that can continue to build customer loyalty and also drive profitable sales growth.
Total Retail Food square footage as of the second quarter of fiscal 2016 was approximately 11.5 million, an increase of approximately 1.9 percent from the fourth quarter of fiscal 2015.
Impact of Inflation and Deflation
The Company monitors product cost inflation and deflation and evaluates whether to absorb cost increases or decreases, or pass on pricing changes. We have experienced a mix of inflation and deflation across product categories within all three of our business segments during fiscal 2016, with higher deflation levels in produce, and certain meat and dairy categories.
In aggregate across all of our businesses when taking into account the overall mix of products, we estimate our businesses experienced slight cost deflation in the second quarter of fiscal 2016. We estimate our businesses experienced approximately flat cost inflation for fiscal 2016 year-to-date.  We estimate Save-A-Lot experienced cost deflation in the mid-single digits as a percentage in the second quarter of fiscal 2016, compared to cost deflation in the low-single digits as a percentage in the first quarter of fiscal 2016. Save-A-Lot cost deflation is primarily due to deflation within certain meat and dairy categories. The impact of deflation was greater at Save-A-Lot, particularly its wholesale business, compared to Independent Business and Retail Food due to product mix and product sourcing on private-label products.
Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.
Competitive Environment
The United States grocery channel is highly competitive and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace.

Transition Services Agreements
New Albertson's, Inc. and Albertson's LLC
In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition LLC and its affiliates, including a Transition Services Agreement with each of New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (collectively, the “TSA”) under which the Company provides certain services to each of NAI and Albertson’s LLC, and NAI and Albertson’s LLC provide certain services to the Company, in each case as described therein. On April 16, 2015, the Company entered into a letter agreement pursuant to which the Company will provide services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. For additional discussion of the TSA and this letter agreement, see “Risk Factors—Changes in the Company’s relationships with NAI, Albertson’s LLC or Haggen could adversely impact the Company’s results of operations” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Haggen
On December 6, 2014, the Company entered into a Transition Services Agreement with Haggen (the “Haggen TSA”) to provide certain services to 164 Haggen stores owned and being acquired by Haggen in five states. The Haggen TSA is similar to the TSA supporting NAI and Albertson’s LLC and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. On September 8, 2015, Haggen announced that it has filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and subsequently announced plans to consolidate to 37 stores. For additional discussion of the Haggen TSA and Haggen's bankruptcy, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

RESULTS OF OPERATIONS

The following table summarizes key operating data we believe is important to our business:

	Second Quarter Ended		Year-To-Date Ended
Results of Operations	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Net sales	$4,062	$4,041	$9,469	$9,305
Cost of sales	3,479	3,467	8,076	7,976
Gross profit	583	574	1,393	1,329
Selling and administrative expenses	489	480	1,141	1,100
Operating earnings	94	94	252	229
Interest expense, net	44	46	103	110
Equity in earnings of unconsolidated affiliates	—	(1)	(2)	(2)
Earnings from continuing operations before income taxes	50	49	151	121
Income tax provision	19	18	57	42
Net earnings from continuing operations	31	31	94	79
Income (loss) from discontinued operations, net of tax	2	2	3	(1)
Net earnings including noncontrolling interests	33	33	97	78
Less net earnings attributable to noncontrolling interests	(2)	(2)	(5)	(4)
Net earnings attributable to SUPERVALU INC.	$31	$31	$92	$74
Diluted continuing operations net earnings per share attributable to SUPERVALU INC.	$0.11	$0.11	$0.33	$0.29
Weighted average shares outstanding—diluted	268	264	268	263
Other Statistics
Depreciation and amortization	$64	$65	$147	$154
Capital expenditures(1)	$55	$48	$104	$85
Adjusted EBITDA(2)	$166	$161	$412	$387
Financial Position
Working capital(3)			$174	$298
Total assets			$4,612	$4,486
Total debt and capital lease obligations			$2,713	$2,746
Stores Supplied and Operated:
Independent Business primary stores			1,854	1,807
Save-A-Lot licensee stores			901	928
Save-A-Lot corporate stores			441	404
Retail Food stores			199	197
Subtotal			3,395	3,336
Independent Business secondary stores			214	217
Total number of stores			3,609	3,553

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment, excluding business acquisitions, and non-cash capital lease additions.

(2)
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

(3)
Working capital of continuing operations is calculated using the first-in, first-out method (“FIFO”) for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $216 and $211 as of September 12, 2015 and February 28, 2015, respectively.

The following table summarizes identical store sales variances in dollar amounts and percentages compared to the prior period:

	Second Quarter Ended	Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 12, 2015 (28 weeks)
Save-A-Lot Network:
Identical store sales percent variance(1)	(1.6)%	(0.3)%
Corporate Save-A-Lot Stores:
Identical store sales percent variance(2)	0.9%	1.9%
Average basket percent variance(3)	2.1%	2.3%
Customer count percent variance(4)	(1.2)%	(0.4)%
Retail Food:
Identical store sales percent variance(5)	(3.3)%	(1.6)%
Average basket percent variance(3)	0.9%	0.5%
Customer count percent variance(4)	(4.2)%	(2.1)%

(1)
Save-A-Lot network identical store sales are defined as the sales attributable to Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions.

(2)
Corporate Stores identical store sales are defined as the sales attributable to Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions.

(3)
Average basket is defined as the average purchases by our customers per transaction within our corporate retail stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

(4)
Customer count is defined as the number of transactions by our retail customers within our corporate retail stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

(5)	Retail Food identical store sales are defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.
We believe the lower Save-A-Lot corporate stores customer count in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was driven by lower promotional spending.
We believe the lower Retail Food identical store sales in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 were driven by adjustments to pricing and promotional activity to partially mitigate compressed pharmacy margins.
Second Quarter of Fiscal 2016
The following discussion summarizes operating results in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015:
Net Sales
Net sales for the second quarter of fiscal 2016 were $4,062, compared with $4,041 last year, an increase of $21 or 0.5 percent. Independent Business net sales were 45.1 percent of Net sales, Save-A-Lot net sales were 26.8 percent of Net sales, Retail Food net sales were 26.9 percent of Net sales and Corporate transition services agreement fees were 1.2 percent of Net sales for the second quarter of fiscal 2016, compared with 45.4 percent, 26.2 percent, 27.3 percent and 1.1 percent, respectively, for the second quarter of fiscal 2015.
Independent Business net sales for the second quarter of fiscal 2016 were $1,831, compared with $1,835 last year, a decrease of $4 or 0.2 percent. The decrease is due to $95 of lower sales to existing customers and lost stores, offset in part by $91 from increased sales to new customers and new stores operated by existing customers.
Save-A-Lot net sales for the second quarter of fiscal 2016 were $1,091, compared with $1,057 last year, an increase of $34 or 3.2 percent. The increase is primarily due to $57 of sales from new store openings, offset in part by a decrease of $28 due to store dispositions by licensees and closed corporate stores.
Retail Food net sales for the second quarter of fiscal 2016 were $1,092, compared with $1,105 last year, a decrease of $13 or 1.2 percent. The decrease is primarily due to a $27 decrease in sales at existing stores and $8 of lower sales from closed stores, offset in part by a $24 increase in sales due to acquired and new stores.
Corporate net sales for the second quarter of fiscal 2016 include fees earned under transition services agreements of $48, compared with $44 last year, an increase of $4 primarily driven by Haggen TSA fees.

Gross Profit
Gross profit for the second quarter of fiscal 2016 was $583, compared with $574 last year, an increase of $9 or 1.6 percent. Gross profit as a percent of Net sales was 14.4 percent for the second quarter of fiscal 2016, compared with 14.2 percent last year. The $9 increase in Gross profit is primarily due to $9 of higher base margins, $5 of lower logistics costs and $4 of higher transition services agreements fees, offset in part by $6 of higher shrink and $4 of higher employee-related costs.
Independent Business gross profit for the second quarter of fiscal 2016 was $83 or 4.5 percent of Independent Business net sales, compared with $86 or 4.7 percent last year. The 20 basis point decrease in Independent Business gross profit rate is primarily due to $5 of higher employee-related costs, offset in part by higher base margins.
Save-A-Lot gross profit for the second quarter of fiscal 2016 was $163 or 15.0 percent of Save-A-Lot net sales, compared with $149 or 14.1 percent last year. Save-A-Lot gross profit increased $5 due to increased sales and the 90 basis point increase in Save-A-Lot gross profit rate is primarily due to $5 of higher base margins, and $4 of lower logistics and advertising costs.
Retail Food gross profit for the second quarter of fiscal 2016 was $289 or 26.4 percent of Retail Food net sales, compared with $295 or 26.8 percent last year. Retail Food gross profit decreased $3 due to decreased sales and the 40 basis point decrease in Retail Food gross profit rate is primarily due to higher shrink.
Selling and Administrative Expenses
Selling and administrative expenses for the second quarter of fiscal 2016 were $489 or 12.1 percent of Net sales, compared with $480 or 11.9 percent of Net sales last year, an increase of $9 or 1.9 percent. Selling and administrative expenses for the second quarter of fiscal 2016 include $4 of costs related to the potential separation of Save-A-Lot and $4 of severance costs. Selling and administrative expenses for the second quarter of fiscal 2015 included $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $2 increase in Selling and administrative expenses is primarily due to $6 of higher other administrative costs and net periodic pension expense, offset in part by $4 of lower depreciation and amortization.
Operating Earnings
Operating earnings for the second quarter of fiscal 2016 were $94, compared with $94 last year. Operating earnings for the second quarter of fiscal 2016 includes $4 of costs related to the potential separation of Save-A-Lot and $4 of severance costs. Operating earnings for the second quarter of fiscal 2015 included $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $7 increase in Operating earnings is primarily due to $9 from higher base margins, $5 of lower logistics costs and $4 of higher TSA fees, offset in part by $6 of higher shrink and $4 of higher other administrative costs.
Independent Business operating earnings for the second quarter of fiscal 2016 were $49 or 2.7 percent of Independent Business net sales, compared with $54 or 2.9 percent last year. The $5 decrease in Independent Business operating earnings is primarily due to $6 of higher employee-related costs, and fees received from the early termination of a supply agreement last year.
Save-A-Lot operating earnings for the second quarter of fiscal 2016 were $32 or 3.0 percent of Save-A-Lot net sales, compared with $26 or 2.5 percent last year. The $6 increase in Save-A-Lot’s operating earnings is primarily due to $5 of higher base margins and $2 of lower logistics costs.
Retail Food operating earnings for the second quarter of fiscal 2016 were $10 or 0.9 percent of Retail Food net sales, compared with $20 or 1.8 percent last year. The $10 decrease in Retail Food operating earnings is primarily due to $6 of higher shrink and $5 of higher employee-related costs.
Corporate operating earnings for the second quarter of fiscal 2016 were $3, compared with an operating loss of $6 last year. Corporate operating earnings for the second quarter of fiscal 2016 include $4 of costs related to the potential separation of Save-A-Lot and $4 of severance costs. Corporate operating loss for the second quarter of fiscal 2015 included $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $16 increase in Corporate operating earnings was primarily due to $10 of lower employee-related costs, primarily due to lower entity wide incentive compensation, and $4 of higher TSA fees.
Interest Expense, Net
Interest expense, net was $44 for the second quarter of fiscal 2016, compared with $46 last year.

Income Tax Provision
Income tax expense on earnings from continuing operations for the second quarter of fiscal 2016 was $19 or 40.0 percent of earnings from continuing operations before income taxes, compared with income tax expense of $18 or 36.9 percent of earnings from continuing operations before income taxes last year. The change in the effective tax rate is primarily due to an unfavorable change in the mix of income among state taxing jurisdictions.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the second quarter of fiscal 2016 were $31, compared with $31 last year. Net earnings from continuing operations for the second quarter of fiscal 2016 includes $4 of costs related to the potential separation of Save-A-Lot and $4 of severance costs, and the second quarter of fiscal 2015 included $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $5 after-tax increase is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.

Fiscal 2016 Year-To-Date
The following discussion summarizes operating results for fiscal 2016 year-to-date compared to fiscal 2015 year-to-date:
Net Sales
Net sales for fiscal 2016 year-to-date were $9,469, compared with $9,305 last year, an increase of $164 or 1.8 percent. Independent Business net sales were 45.4 percent of Net sales, Save-A-Lot net sales were 26.4 percent of Net sales, Retail Food net sales were 27.1 percent of Net sales and Corporate TSA fees were 1.1 percent of Net sales for fiscal 2016 year-to-date, compared with 45.8 percent, 25.9 percent, 27.2 percent and 1.1 percent, respectively, for last year.
Independent Business net sales for fiscal 2016 year-to-date were $4,293, compared with $4,255 last year, an increase of $38 or 0.9 percent. The increase is primarily due to $242 of increased sales to new stores operated by existing customers and new customers, offset by $205 of lower sales from lost customers and lower sales to existing customers.
Save-A-Lot net sales for fiscal 2016 year-to-date were $2,499, compared with $2,413 last year, an increase of $86 or 3.6 percent. The increase is primarily due to $141 of additional sales due to new store openings and $18 of higher sales to existing stores and other revenue, offset in part by a decrease of $73 due to store dispositions by licensees.
Retail Food net sales for fiscal 2016 year-to-date were $2,565, compared with $2,535 last year, an increase of $30 or 1.2 percent. Retail Food net sales includes a $78 increase in sales due to acquired and new stores, offset in part by $49 of lower sales from existing and closed stores.
Corporate net sales for fiscal 2016 year-to-date include fees earned under the TSA and Haggen TSA of $112, compared with $102 last year, an increase of $10 primarily due to Haggen TSA fees.
Gross Profit
Gross profit for fiscal 2016 year-to-date was $1,393, compared with $1,329 last year, an increase of $64 or 4.8 percent. Gross profit as a percent of Net sales was 14.7 percent for fiscal 2016 year-to-date, compared with 14.3 percent last year. The $64 increase in Gross profit is primarily due to $29 of higher base margins, $22 of higher gross profit from increased sales, $18 of lower logistics costs and $10 of higher TSA fees, offset in part by $9 of higher shrink and $5 of higher employee-related costs.
Independent Business gross profit was $205 or 4.8 percent of Independent Business net sales, compared with $199 or 4.7 percent last year. Independent Business gross profit increased $2 due to increased sales. The 10 basis point increase in Independent Business gross profit rate is primarily due to $8 of lower logistics costs and $6 of higher base margins, offset in part by $8 of higher employee-related costs.
Save-A-Lot gross profit was $386 or 15.5 percent of Save-A-Lot net sales, compared with $348 or 14.4 percent last year. Save-A-Lot gross profit increased $12 due to increased sales and the 110 basis point increase in Save-A-Lot gross profit rate is primarily due to $17 from higher base margins and $7 of lower logistics costs.
Retail Food gross profit was $689 or 26.9 percent of Retail Food net sales, compared with $680 or 26.8 percent last year. Retail Food gross profit increased $8 due to increased sales and the 10 basis point increase in Retail Food gross profit rate is primarily due to $12 from higher base margins, lower logistics costs and lower employee-related costs, offset in part by $8 of higher shrink.

Selling and Administrative Expenses
Selling and administrative expenses for fiscal 2016 year-to-date were $1,141 compared with $1,100 last year, an increase of $41 or 3.7 percent. Selling and administrative expenses for fiscal 2016 year-to-date included $7 of costs related to the potential separation of Save-A-Lot and $4 of severance costs. Selling and administrative expenses for fiscal 2015 year-to-date included net costs of $2, comprised of $1 of severance costs and $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $32 increase in Selling and administrative expenses is primarily due to $18 of higher expenses from increased sales, $10 of higher other administrative costs, $7 of higher net periodic pension expense and $4 of higher employee-related costs, offset in part by $11 of lower depreciation and amortization expense.
Operating Earnings
Operating earnings for fiscal 2016 year-to-date were $252, compared with $229 last year, an increase of $23 or 10.0 percent. Operating earnings for fiscal 2016 year-to-date include $7 of costs related to the potential separation of Save-A-Lot and $4 of severance costs. Operating earnings for fiscal 2015 year-to-date included net costs of $2, comprised of severance costs and information and technology costs, net of insurance recoverable. When adjusted for these items, the remaining $32 increase in Operating earnings is primarily due to $29 of higher base margins, $18 of lower logistics costs, $10 of higher TSA fees and $10 of lower depreciation and amortization expense, offset in part by $9 of higher other administrative costs, $9 of higher employee-related costs, $9 of higher shrink and $9 of higher occupancy and contracted services costs.
Independent Business operating earnings for fiscal 2016 year-to-date were $126 or 2.9 percent of Independent Business net sales, compared with $120 or 2.8 percent last year. Independent Business operating earnings for fiscal 2015 year-to-date included $1 of severance costs. When adjusted for this item, the remaining $5 increase in Independent Business operating earnings is primarily due to $7 of lower logistics costs and $6 of higher base margins, offset in part by $6 of higher employee-related costs, and fees received from the early termination of a supply agreement last year.
Save-A-Lot operating earnings for fiscal 2016 year-to-date were $83 or 3.3 percent of Save-A-Lot net sales, compared with $72 or 3.0 percent last year. The $11 increase in Save-A-Lot operating earnings is primarily due to $17 of higher base margins and $7 of lower logistics costs, offset in part by $6 of higher occupancy costs and $5 of higher employee-related costs.
Retail Food operating earnings for fiscal 2016 year-to-date were $43 or 1.7 percent of Retail Food net sales, compared with $50 or 2.0 percent last year. The $7 decrease in Retail Food operating earnings is primarily due to $10 of higher employee-related costs, $8 of higher shrink and $3 of higher other administrative costs and costs of sales, offset in part by $10 of higher base margins and lower logistics costs, and $9 of lower depreciation and amortization expense.
Corporate operating earnings for fiscal 2016 year-to-date was $0, compared with a $13 operating loss last year. Corporate expenses for fiscal 2016 year-to-date include $7 of costs related to the potential separation of Save-A-Lot and $4 of severance costs. Corporate expenses for fiscal 2015 year-to-date included $1 of information and technology costs, net of insurance recoverable. When adjusted for these items, the remaining $23 net increase in Corporate operating earnings is primarily due to $13 of lower employee-related costs, primarily due to lower entity wide incentive compensation, and $10 of higher TSA fees.
Interest Expense, Net
Interest expense, net for fiscal 2016 year-to-date was $103, compared with $110 last year. Interest expense, net for fiscal 2015 year-to-date includes $2 of unamortized financing cost charges. When adjusted for these items, the remaining $5 decrease in Interest expense, net is primarily due to lower average outstanding balances of debt and capital lease obligations.
Income Tax Provision
Income tax expense on earnings from continuing operations for fiscal 2016 year-to-date was $57 or 37.9 percent of earnings from continuing operations before income taxes, compared with income tax expense of $42 or 34.6 percent of earnings from continuing operations before income taxes last year. The change in the effective tax rate is primarily due to larger favorable discrete tax benefits in fiscal 2015 year-to-date.
Net Earnings from Continuing Operations
Net earnings from continuing operations for fiscal 2016 year-to-date were $94, compared with $79 last year. Net earnings from continuing operations for fiscal 2016 year-to-date includes $7 of costs related to the potential separation of Save-A-Lot and $4 of severance costs, and fiscal 2015 year-to-date included $1 of severance costs and $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $20 after-tax increase is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.

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
The following summarizes the calculation of Adjusted EBITDA for the second quarters and year-to-date of fiscal 2016 and 2015:

	Second Quarter Ended		Year-To-Date Ended
	September 12, 2015 (12 weeks)	September 6, 2014 (12 weeks)	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)
Net earnings from continuing operations	$31	$31	$94	$79
Less net earnings attributable to noncontrolling interests	(2)	(2)	(5)	(4)
Income tax provision	19	18	57	42
Interest expense, net	44	46	103	110
Depreciation and amortization	64	65	147	154
LIFO charge	2	2	5	4
Unusual employee-related costs	4	—	4	1
Costs related to the potential separation of Save-A-Lot	4	—	7	—
Information technology intrusion costs, net of insurance recoverable	—	1	—	1
Adjusted EBITDA	$166	$161	$412	$387
Comparison of Adjusted EBITDA for Second Quarter Fiscal 2016 to Second Quarter Fiscal 2015
Adjusted EBITDA for the second quarter of fiscal 2016 was $166 or 4.1 percent of Net sales, compared with $161 or 4.0 percent of Net sales last year, an increase of $5. The increase in Adjusted EBITDA is primarily due to $9 from higher base margins, $5 of lower logistics costs and $4 of higher TSA fees, offset in part by $6 of higher shrink and $4 of higher other administrative costs.
Comparison of Fiscal 2016 Year-To-Date Adjusted EBITDA to Fiscal 2015 Year-To-Date Adjusted EBITDA
Adjusted EBITDA for fiscal 2016 year-to-date was $412 or 4.3 percent of Net sales, compared with $387 or 4.2 percent of Net sales last year, an increase of $25. The increase in Adjusted EBITDA is primarily due to $29 of higher base margins, $18 of lower logistics costs and $10 of higher TSA fees, offset in part by $9 of higher other administrative costs, $9 of higher employee-related costs, $9 of higher shrink and $9 of higher occupancy and contracted services costs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility increased to $877 from $871 as of September 12, 2015 compared to February 28, 2015.

•
Working capital decreased $204 from $378 as of February 28, 2015 to $174 as of September 12, 2015, excluding the impacts of the LIFO reserve, primarily due to the classification of the $278 of Senior Notes due May 2016 as current, offset in part by an increase in Cash and cash equivalents.

•
Debt maturities due in the remainder of fiscal 2016 and fiscal 2017 were $0 and $293, respectively, as of September 12, 2015, exclusive of any potential Excess Cash Flow prepayment requirements under the Secured Term Loan Facility.

•
Management expects that it will be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•	Payments to reduce Capital lease obligations are expected to total approximately $28 in fiscal 2016 and $25 in fiscal 2017.

•	Total debt was $2,480 and $2,489 as of September 12, 2015 and February 28, 2015, respectively, under senior secured credit agreements and debentures.

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
Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	Year-To-Date Ended
	September 12, 2015 (28 weeks)	September 6, 2014 (28 weeks)	Change
Cash flow activities
Net cash provided by operating activities – continuing operations	$276	$158	$118
Net cash used in investing activities	(119)	(121)	2
Net cash used in financing activities	(25)	(34)	9
Net cash provided by discontinued operations	1	2	(1)
Net increase in cash and cash equivalents	133	5	128
Cash and cash equivalents at beginning of period	114	83	31
Cash and cash equivalents at the end of period	$247	$88	$159
The increase in net cash provided by operating activities from continuing operations in fiscal 2016 year-to-date compared to last year is primarily due to lower levels of cash utilized in operating assets and liabilities and lower benefit plan contributions.
The decrease in cash used in investing activities in fiscal 2016 year-to-date compared to last year is primarily due to a $41 decrease in cash paid for acquisitions, offset in part by a $26 increase in cash paid for intangible and other assets, a $10 increase in capital expenditures and $3 of lower proceeds from the sale of assets.
The decrease in cash used in financing activities in fiscal 2016 year-to-date compared to last year is primarily due to lower levels of payments of debt and capital lease obligations and higher proceeds from the sale of common stock.
Credit Facilities and Debt Agreements
The Company’s credit facilities and certain long-term debt agreements have restrictive covenants and cross-default provisions which generally provide, subject to the Company’s right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. The Company was in compliance with all such covenants and provisions for all periods presented. Refer to Note 5—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of the Company's credit facilities and certain long-term debt agreements and additional information.
As of September 12, 2015 and February 28, 2015, the Company had outstanding borrowings of $1,459 and $1,469, respectively, under its six-year $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 3.50 percent subject to a floor on LIBOR of 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan

Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interests in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first-priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of September 12, 2015 and February 28, 2015, there was $773 and $776, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s five-year $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the original issue discount, $6 and $9 of the Secured Term Loan Facility was classified as current as of September 12, 2015 and February 28, 2015, respectively.
As of September 12, 2015 and February 28, 2015, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of September 12, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $73 at fees of 1.625 percent, and the unused available credit under this facility was $877 with facility fees of 0.375 percent. As of February 28, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $76 at fees of 1.625 percent, and the unused available credit under this facility was $871 with facility fees of 0.375 percent. As of September 12, 2015, the Revolving ABL Credit Facility was secured on a first priority basis by $1,202 of certain inventory assets included in Inventories, net, $231 of certain receivables included in Receivables, net, $31 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets. As of February 28, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,188 of certain inventory assets included in Inventories, net, $220 of certain receivables included in Receivables, net, $28 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of September 12, 2015, the aggregate cap on Restricted Payments was approximately $296. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met. In addition, the Revolving ABL Credit Facility, as amended, provides that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions.
Capital Expenditures
Capital expenditures in fiscal 2016 year-to-date were $104, excluding cash paid for business acquisitions, and primarily consisted of investments into Save-A-Lot new corporate stores and store remodels, Retail Food store remodels and new stores and information technology investments. In addition, during fiscal 2016 the Company paid $6 for five acquired stores. Capital expenditures and cash paid for business acquisitions for fiscal 2016 are projected to be approximately $280 to $300, including capital lease additions.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $38 and $68 in fiscal 2016 and 2015 year-to-date, respectively. Fiscal 2016 contributions year-to-date consist primarily of a $25 discretionary contribution and an $11 contribution in connection with the closing of a postretirement benefit plan audit.
No minimum pension contributions are required in accordance with Employee Retirement Income Security Act of 1974, as amended ("ERISA") to the Company's pension plan in fiscal 2016. The Company anticipates fiscal 2016 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $65 to $75.
The Company’s funding policy for defined benefit pension plans is to contribute the minimum contribution amount required under ERISA and the Pension Protection Act of 2006 as determined by the Company’s external actuarial consultant. At the Company’s discretion, additional funds may be contributed to the pension plan. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, and the ability to reduce or eliminate required Pension Benefit Guarantee Corporation variable rate premiums or to achieve exemption from participant notices of underfunding.

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
Multiemployer Pension Plans
The Company contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During fiscal 2016 and 2015 year-to-date, the Company contributed $20 and $21, respectively, to these multiemployer pension plans. There have been no material changes in the Company's multiemployer pension plan arrangements since the end of fiscal 2015. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 for information regarding these arrangements.
Contractual Obligations
Except as described below and in Note 5—Long-Term Debt in Part I, Item 1, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2015. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 for additional information regarding the Company’s contractual obligations.
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 12, 2015, the Company had approximately $365 of non-cancelable future purchase obligations.

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

•
Impact of Haggen's bankruptcy filing, including on the Haggen TSA and the supply agreement with Haggen, and the Company's ability to eliminate costs and replace lost revenue if these relationships were to end or diminish.

Intrusions to and Disruptions of Information Technology Systems

•	Dependence of the Company’s businesses on computer hardware and software systems that are vulnerable to security breach by computer hackers and cyber terrorists or to technical malfunction

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

•	Inability to timely obtain the Company’s PCI DSS report on compliance that could result in fines or assessments

•	Costs of complying with stricter privacy and information security laws

•	Ability of the information technology systems of the Company or its vendors to operate properly and to prevent, contain or detect cyber-attacks or security breaches

•	Difficulties in developing, maintaining or upgrading information technology systems

•
Major disasters, business disruptions or losses resulting from failure of these systems to perform as anticipated for any reason or data theft, information espionage, or other criminal activity directed at the Company’s computer or communications systems

•	Inability to keep pace with changing customer expectations and new developments and technology investments by the Company’s competitors

Economic Conditions

•	Worsening economic conditions, consumer confidence or unemployment rates, each of which affect consumer spending or buying habits

•	Increases in unemployment, insurance and healthcare costs, energy costs and commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Increases in interest rates, labor costs and tax rates, and other changes in applicable law

•	Food and drug inflation or deflation

•	The Company's ability to address the compression of pharmacy gross margins

Governmental Regulation

•	Costs of compliance with existing laws and regulations and changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

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

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards are expected to have a material impact on the Company's financial statements. Refer to Note 1—Summary of Significant Accounting Policies for a discussion of the anticipated impact of accounting standards issued but not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 12, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There has been no change to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, it is remote that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Since December 2008, three other retailers have filed similar complaints in other jurisdictions. The cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On January 16, 2015, the Company filed a Petition for Certiorari to the United States Supreme Court seeking to appeal certain aspects of the 8th Circuit decision and on June 8, 2015, the United States Supreme Court denied the Petition. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff and denying plaintiffs’ request to seek class certification for a group of New England retailers. On August 20, 2015, the District Court affirmed the Magistrate Judge’s order. In September 2015, the plaintiffs appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the "Criminal Intrusion"). The cases have been consolidated as In Re: Supervalu Inc. Customer Data Security Breach Litigation and are proceeding in the United States District Court in Minnesota. On June 26, 2015, the plaintiffs filed a Consolidated Complaint. The Company filed a Motion to Dismiss the Consolidated Complaint and a hearing is scheduled on the motion for November 3, 2015.
On June 30, 2015, the Company received a letter from the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) seeking documents and information regarding the Company’s HIPAA breach notification and reporting from 2009 to the present. The letter indicates that the OCR Midwest Region is doing a compliance review of the Company’s alleged failure to report small breaches of protected health information related to its pharmacy operations (e.g., any incident involving less than 500 individuals). On September 4, 2015, the Company submitted its response to OCR’s letter. While the Company does not believe that a loss is probable by reason of the compliance review, the Company believes that a loss is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the OCR's review is at the very early stages and the Company does not know if OCR will find a violation(s) and, if so, what violation(s) and whether OCR will proceed with corrective action, issuance of penalties or monetary settlement. The potential penalties related to the issues being investigated are up to $50 thousand per violation (which can be counted per day) with a $1.5 per calendar year maximum for multiple violations of a single provision (with the potential for finding violations of multiple provisions each with a separate $1.5 per calendar year maximum); however, as noted above, any actual penalties will be determined only after consideration by OCR of various factors, including the nature of any violation, remedial actions taken by the Company and other factors determined relevant by OCR.
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
With respect to the IOS, C&S, Criminal Intrusion and OCR matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes it is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. Other than the risks described below, there were no material changes in risk factors for the Company in the period covered by this report.
The following paragraph replaces the last paragraph of the risk factor entitled “Changes in the Company’s relationship with NAI, Albertson's LLC or Haggen could adversely impact the Company’s results of operations” in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2015:
On September 8, 2015, Haggen announced that it has filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and subsequently announced plans to consolidate to 37 stores. Haggen’s announcement indicated that these 37 stores were expected to include 16 Haggen stores for which the Company has not begun supplying or providing transition services. A smaller Haggen operation would reduce revenue to the Company and could adversely impact the Company’s results of operations. Further, Haggen has not assumed or rejected the Company’s supply agreement or the Haggen TSA as part of its bankruptcy process. If Haggen were to reject one or both of these agreements or seek to negotiate terms less favorable to the Company, that could further reduce revenue to the Company and could adversely impact the Company’s results of operations, including if the Company was not able to eliminate costs and overhead in connection with the termination of the Haggen TSA and/or the supply agreement or if one or both agreements had a reduced scope or volume. Additionally, at the time of Haggen’s bankruptcy filing, the Company had approximately $2 of receivables due from Haggen related to supply and the Company had approximately $1 of receivables due from Haggen related to matters arising from the transition services. The Company could also be exposed to claims from third parties from which the Company sourced products, services, licenses and similar items on behalf of Haggen. Failure to recover the amounts payable by Haggen or any adverse results from any such claims from third parties could adversely impact the Company’s results of operations.
The following two risks factors reflect material changes in risk factors for the Company in the period covered by this report:
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

Disruptions to the Company’s or third-party information technology systems, including future cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect the Company’s business and results of operations.
The efficient operation of the Company’s businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Information systems are vulnerable to disruptions and security breaches by computer hackers and cyber terrorists. The Company relies on industry accepted security measures and technology to securely maintain confidential and proprietary information stored on the Company’s information systems, and continues to invest in maintaining and upgrading the systems and applications to control risk. The Company also relies on third- party systems and software that are critical to the operation of its business, including accepting credit, debit, EBT and gift cards. In response to the information technology intrusions the Company experienced in the second quarter of fiscal 2015, the Company has taken and is continuing to take actions to strengthen the security of its information technology systems. Nevertheless, these measures and technology may not adequately prevent security breaches in the future or the Company may not be able to timely implement these measures and technology. There can be no assurance that the Company will not suffer another intrusion or that a third-party relied on by the Company will not suffer an intrusion, that unauthorized parties will not gain access to confidential or personal information, or that any such incident will be discovered promptly. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target, and the Company or our third party provider may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the unavailability of the information systems or failure of these systems or software to perform as anticipated for any reason, including a major disaster, technical malfunction or business interruption, and any inability to respond to, or recover from, such an event, or any inability to timely implement new security measures or technology, could disrupt the Company’s business, impact the Company’s customers and could result in decreased performance, increased overhead costs and increased risk for liability, causing the Company’s business and results of operations to suffer.

Additionally, the Company’s businesses involve the receipt and storage of sensitive data, including personal information about the Company’s customers and employees and proprietary business information of the Company and its customers and vendors. The Company may also share information with vendors that assist the Company in conducting its business, as required by law, with the permission of the individual or as permitted under the Company’s privacy policy. As a merchant that accepts debit and credit cards for payment, the Company is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, the Company is also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. The payment card industry has set October 1, 2015 as the date on which it will shift liability for certain transactions to retailers who are not able to accept Europay, MasterCard, Visa (EMV) transactions. The Company expects to implement the EMV technology in calendar year 2016. As a result, before the implementation of the EMV technology, the Company may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees. As a result of the intrusions, the Company engaged a new third-party security firm to provide the Company a report on compliance with PCI DSS. This transition of security firms delayed the Company’s receipt of its report on PCI DSS compliance. On June 30, 2015, the Company received its merchant report on compliance and the Company expects to receive its service provider report on compliance with respect to PCI DSS version 3.1 soon.

Despite any certifications and the utilization of other information security measures, the Company cannot be certain that all of its IT systems or the IT systems of its vendors operate properly or will be able to prevent, contain or detect any future cyber-attacks or security breaches from known malware, malware that may be developed in the future or otherwise. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect, and therefore, the Company may be unable to anticipate these attacks or implement adequate preventive measures. Additionally, unauthorized parties may attempt to gain access to the Company’s or a vendor’s systems or facilities through fraud, trickery or other forms of deception involving the Company’s employees or vendors. To the extent that any attack or breach results in the loss, damage or misappropriation of information, the Company may be adversely affected by claims from customers, financial institutions, payment card brands, stockholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities. The Company’s operations could also be significantly disrupted by these claims, as well as by the need to spend significant time and expense to upgrade, fix or replace its systems. The Company could also lose credibility with its customers and suffer damage to its reputation and future sales. In addition, the cost of complying with stricter privacy and information security laws and standards, including PCI DSS version 3.1, and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and the Company could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
June 21, 2015 to July 18, 2015	3,335	$8.02	—	$—
Second four weeks
July 19, 2015 to August 15, 2015	34,605	$8.88	—	$—
Third four weeks
August 16, 2015 to September 12, 2015	—	$—	—	$—
Totals	37,940	$8.80	—	$—

(1)	The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2016 contains three 28-day periods.

(2)
These amounts include the deemed surrender by participants in the Company's compensatory stock plans of 37,940 shares of previously issued common stock. These are in payment of the purchase price of shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

3.1
Amended and Restated Bylaws of SUPERVALU INC., as amended July 22, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015)

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 21, 2015	/s/ SUSAN S. GRAFTON
Susan S. Grafton Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

3.1
Amended and Restated Bylaws of SUPERVALU INC., as amended July 22, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015)

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.