Form 10-Q
period 2015-12-05
SUPERVALU INC
filed 2016-01-13
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended December 5, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of January 8, 2016, there were 265,910,308 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Third Quarter Ended		Year-To-Date Ended
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Net sales
Independent Business	$1,902	$1,972	$6,195	$6,227
% of total	46.2%	46.7%	45.6%	46.0%
Save-A-Lot	1,069	1,085	3,568	3,498
% of total	26.0%	25.7%	26.3%	25.8%
Retail Food	1,097	1,125	3,662	3,660
% of total	26.7%	26.6%	27.0%	27.1%
Corporate	46	43	158	145
% of total	1.1%	1.0%	1.1%	1.1%
Total net sales	$4,114	$4,225	$13,583	$13,530
	100.0%	100.0%	100.0%	100.0%
Operating earnings
Independent Business	$54	$60	$180	$180
% of Independent Business sales	2.8%	3.1%	2.9%	2.9%
Save-A-Lot	32	34	115	106
% of Save-A-Lot sales	2.9%	3.1%	3.2%	3.0%
Retail Food	21	28	64	78
% of Retail Food sales	2.0%	2.5%	1.8%	2.1%
Corporate	(6)	(66)	(6)	(79)
Total operating earnings	101	56	353	285
% of total net sales	2.4%	1.3%	2.6%	2.1%
Interest expense, net	45	46	148	156
Equity in earnings of unconsolidated affiliates	(1)	(1)	(3)	(3)
Earnings from continuing operations before income taxes	57	11	208	132
Income tax provision (benefit)	22	(1)	79	41
Net earnings from continuing operations	35	12	129	91
Income from discontinued operations, net of tax	—	69	3	68
Net earnings including noncontrolling interests	35	81	132	159
Less net earnings attributable to noncontrolling interests	(1)	(2)	(6)	(6)
Net earnings attributable to SUPERVALU INC.	$34	$79	$126	$153
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Third Quarter Ended		Year-To-Date Ended
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Net sales	$4,114	$4,225	$13,583	$13,530
Cost of sales	3,513	3,629	11,589	11,605
Gross profit	601	596	1,994	1,925
Selling and administrative expenses	494	540	1,635	1,640
Intangible asset impairment charge	6	—	6	—
Operating earnings	101	56	353	285
Interest expense, net	45	46	148	156
Equity in earnings of unconsolidated affiliates	(1)	(1)	(3)	(3)
Earnings from continuing operations before income taxes	57	11	208	132
Income tax provision (benefit)	22	(1)	79	41
Net earnings from continuing operations	35	12	129	91
Income from discontinued operations, net of tax	—	69	3	68
Net earnings including noncontrolling interests	35	81	132	159
Less net earnings attributable to noncontrolling interests	(1)	(2)	(6)	(6)
Net earnings attributable to SUPERVALU INC.	$34	$79	$126	$153

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.13	$0.04	$0.47	$0.33
Discontinued operations	$—	$0.27	$0.01	$0.26
Basic net earnings per share	$0.13	$0.31	$0.48	$0.59
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.13	$0.04	$0.46	$0.33
Discontinued operations	$—	$0.26	$0.01	$0.26
Diluted net earnings per share	$0.13	$0.30	$0.47	$0.58
Weighted average number of shares outstanding:
Basic	264	261	263	260
Diluted	268	265	268	263
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Third Quarter Ended		Year-To-Date Ended
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Net earnings including noncontrolling interests	$35	$81	$132	$159
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations(1)	27	(98)	50	(80)
Change in fair value of cash flow hedges(2)	—	—	(2)	—
Total other comprehensive income (loss)	27	(98)	48	(80)
Comprehensive income (loss) including noncontrolling interests	62	(17)	180	79
Less comprehensive income attributable to noncontrolling interests	(1)	(2)	(6)	(6)
Comprehensive income (loss) attributable to SUPERVALU INC.	$61	$(19)	$174	$73

(1)	Amounts are net of tax expense (benefit) of $15, $(27), $29 and $(17) for the third quarters of fiscal 2016 and 2015, and for fiscal 2016 and 2015 year-to-date, respectively.

(2)	Amounts are net of tax expense (benefit) of $0, $0, $(1) and $0 for the third quarters of fiscal 2016 and 2015, and for fiscal 2016 and 2015 year-to-date, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	December 5, 2015	February 28, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$134	$114
Receivables, net	485	482
Inventories, net	1,170	984
Other current assets	78	120
Total current assets	1,867	1,700
Property, plant and equipment, net	1,458	1,470
Goodwill	867	865
Intangible assets, net	57	48
Deferred tax assets	246	265
Other assets	148	137
Total assets	$4,643	$4,485
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,200	$1,121
Accrued vacation, compensation and benefits	187	204
Current maturities of long-term debt and capital lease obligations	224	35
Other current liabilities	175	173
Total current liabilities	1,786	1,533
Long-term debt	2,281	2,480
Long-term capital lease obligations	209	213
Pension and other postretirement benefit obligations	513	602
Long-term tax liabilities	129	119
Other long-term liabilities	169	174
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 266 and 262 shares issued, respectively	3	3
Capital in excess of par value	2,802	2,810
Treasury stock, at cost, 1 and 2 shares, respectively	(5)	(33)
Accumulated other comprehensive loss	(375)	(423)
Accumulated deficit	(2,877)	(3,003)
Total SUPERVALU INC. stockholders’ deficit	(452)	(646)
Noncontrolling interests	8	10
Total stockholders’ deficit	(444)	(636)
Total liabilities and stockholders’ deficit	$4,643	$4,485
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Deficit	Non-controlling Interests	Total Stockholders’ Deficit
Balances as of February 22, 2014	$3	$2,862	$(101)	$(307)	$(3,195)	$(738)	$8	$(730)
Net earnings	—	—	—	—	153	153	6	159
Other comprehensive income, net of tax of $(17)	—	—	—	(80)	—	(80)	—	(80)
Sales of common stock under option plans	—	(52)	57	—	—	5	—	5
Stock-based compensation	—	17	—	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Tax impact on stock-based awards and other	—	(12)	(1)	—	—	(13)	—	(13)
Balances as of November 29, 2014	$3	$2,815	$(45)	$(387)	$(3,042)	$(656)	$9	$(647)

Balances as of February 28, 2015	$3	$2,810	$(33)	$(423)	$(3,003)	$(646)	$10	$(636)
Net earnings	—	—	—	—	126	126	6	132
Other comprehensive income, net of tax of $28	—	—	—	48	—	48	—	48
Sales of common stock under option plans	—	(12)	22	—	—	10	—	10
Stock-based compensation	—	19	—	—	—	19	—	19
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Tax impact on stock-based awards and other	—	(15)	6	—	—	(9)	—	(9)
Balances as of December 5, 2015	$3	$2,802	$(5)	$(375)	$(2,877)	$(452)	$8	$(444)
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-To-Date Ended
	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$132	$159
Income from discontinued operations, net of tax	3	68
Net earnings from continuing operations	129	91
Adjustments to reconcile Net earnings from continuing operations to Net cash provided by operating activities – continuing operations:
Intangible asset impairment charge	6	—
Asset impairment and other charges	7	3
Net gain on sale of assets and exits of surplus leases	(3)	(11)
Depreciation and amortization	211	219
LIFO charge	6	7
Deferred income taxes	(19)	(41)
Stock-based compensation	19	18
Net pension and other postretirement benefits cost	29	82
Contributions to pension and other postretirement benefit plans	(38)	(115)
Other adjustments	20	15
Changes in operating assets and liabilities, net of effects from business acquisitions	(116)	(164)
Net cash provided by operating activities – continuing operations	251	104
Net cash provided by operating activities – discontinued operations	1	2
Net cash provided by operating activities	252	106
Cash flows from investing activities
Proceeds from sale of assets	4	7
Purchases of property, plant and equipment	(169)	(164)
Payments for business acquisitions	(9)	(55)
Other	(24)	3
Net cash used in investing activities	(198)	(209)
Cash flows from financing activities
Proceeds from issuance of debt	—	484
Proceeds from sale of common stock	10	5
Payments of debt and capital lease obligations	(35)	(37)
Distributions to noncontrolling interests	(8)	(8)
Payments of debt financing costs	(1)	(7)
Other	—	1
Net cash (used in) provided by financing activities	(34)	438
Net increase in cash and cash equivalents	20	335
Cash and cash equivalents at beginning of period	114	83
Cash and cash equivalents at the end of period	$134	$418
SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$31	$10
Capital lease asset additions	$18	$1
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$150	$136
Income taxes paid, net	$44	$55

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“SUPERVALU” or the “Company”) for the third quarters and year-to-date periods ended December 5, 2015 and November 29, 2014 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. The results of operations for the third quarter and year-to-date ended December 5, 2015 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
Fiscal Year
The Company operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the third quarters of fiscal 2016 and 2015 relate to the 12 week fiscal quarters ended December 5, 2015 and November 29, 2014, respectively. References to fiscal 2016 and 2015 year-to-date relate to the 40 week fiscal periods ended December 5, 2015 and November 29, 2014, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of December 5, 2015 and February 28, 2015, the Company had net book overdrafts of $147 and $145, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $217 at December 5, 2015 and $211 at February 28, 2015. The Company recorded a LIFO charge of $1 and $3 for the third quarters of fiscal 2016 and 2015, respectively. The Company recorded a LIFO charge of $6 and $7 for fiscal 2016 and 2015 year-to-date, respectively.

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
The following tables present the impact of these revisions on the Company's previously reported results as reported in this Quarterly Report on Form 10-Q:

	Third Quarter Ended November 29, 2014 (12 weeks)			Year-To-Date Ended November 29, 2014 (40 weeks)
	As Originally Reported	Revision	As Revised	As Originally Reported	Revision	As Revised
Net sales	$4,204	$21	$4,225	$13,456	$74	$13,530
Cost of sales	3,611	18	3,629	11,539	66	11,605
Gross profit	593	3	596	1,917	8	1,925
Selling and administrative expenses	537	3	540	1,632	8	1,640
Operating earnings	$56	$—	$56	$285	$—	$285

	Third Quarter Ended November 29, 2014 (12 weeks)			Year-To-Date Ended November 29, 2014 (40 weeks)
	As Originally Reported	Revision	As Revised	As Originally Reported	Revision	As Revised
Net sales
Independent Business	$1,958	$14	$1,972	$6,178	$49	$6,227
% of total	46.6%	0.1%	46.7%	45.9%	0.1%	46.0%
Save-A-Lot	1,079	6	1,085	3,477	21	3,498
% of total	25.7%	—%	25.7%	25.8%	—%	25.8%
Retail Food	1,124	1	1,125	3,656	4	3,660
% of total	26.7%	(0.1)%	26.6%	27.2%	(0.1)%	27.1%
Corporate	43	—	43	145	—	145
% of total	1.0%	—%	1.0%	1.1%	—%	1.1%
Total net sales	$4,204	$21	$4,225	$13,456	$74	$13,530
	100.0%	—%	100.0%	100.0%	—%	100.0%
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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt obligation. This ASU would apply retrospectively beginning in the first quarter of fiscal 2017, although early adoption is permitted. Debt issuance costs, excluding revolving credit facility financing costs, that the Company would present as a reduction of the related debt included in Other assets were approximately $29 as of December 5, 2015.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet. This ASU would first apply prospectively or retrospectively beginning in the first quarter of fiscal 2018, although early adoption is permitted. The Company is currently evaluating which approach it will apply. Current deferred tax liabilities included in Other current liabilities were approximately $12 as of December 5, 2015.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 28, 2015	Additions	Impairments	Other net adjustments	December 5, 2015
Goodwill:
Independent Business goodwill	$710	$—	$—	$—	$710
Save-A-Lot goodwill	141	1	—	—	142
Retail Food goodwill	14	1	—	—	15
Total goodwill	$865	$2	$—	$—	$867

Intangible assets:
Favorable operating leases, prescription files, customer lists and other (accumulated amortization of $94 and $86 as of December 5, 2015 and February 28, 2015, respectively)	$124	$24	$(6)	$—	$142
Trademarks and tradenames – indefinite useful lives	9	—	—	—	9
Non-compete agreements (accumulated amortization of $3 and $2 as of December 5, 2015 and February 28, 2015, respectively)	3	—	—	—	3
Total intangible assets	136	24	(6)	—	154
Accumulated amortization	(88)	(9)	—	—	(97)
Total intangible assets, net	$48				$57
Amortization of intangible assets with definite useful lives was $9 and $7 for fiscal 2016 and 2015 year-to-date, respectively. Future amortization expense is anticipated to average approximately $7 per fiscal year for each of the next five fiscal years.
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
In the third quarter ended December 5, 2015, the Company received a notice pursuant to which the Company could exercise certain options to purchase operating assets. As a result, the Company performed a review of the associated indefinite-lived intangible assets for impairment, which indicated the carrying value of the intangible exceeded its estimated value. The Company recorded a non-cash intangible impairment charge of $6 within its Independent Business segment.

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
Changes in the Company’s reserves for closed properties consisted of the following:

December 5, 2015 (40 weeks)
Reserves for closed properties at beginning of the fiscal year	$34
Additions	2
Payments	(8)
Adjustments	(2)
Reserves for closed properties at the end of period	$26
Property, Plant and Equipment Impairment Charges
Property, plant and equipment impairment charges are recorded as a component of Selling and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	Third Quarter Ended		Year-To-Date Ended
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Property, plant and equipment:
Carrying value	$3	$—	$6	$2
Fair value measured using Level 3 inputs	1	—	3	1
Impairment charge	$2	$—	$3	$1

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
The estimated fair value of notes receivable was greater than their carrying amount by approximately $1 and $2 as of December 5, 2015 and February 28, 2015, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of the Company’s long-term debt (including current maturities) was less than the carrying amount by approximately $41 as of December 5, 2015 and greater than the carrying amount by approximately $59 as of February 28, 2015. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.
Fair Value Measurements - Recurring Basis
On February 24, 2015, the Company entered into a forward starting interest rate swap agreement, in effect converting $300 of variable rate debt under the Company's Secured Term Loan Facility (defined below) to a fixed rate of 5.5075 percent. The agreement goes into effect beginning in February 2016, and extends through the Secured Term Loan Facility's maturity in March 2019. This transaction was entered into to reduce the Company's exposure to changes in market interest rates associated with its variable rate debt. The Company designated this derivative as a cash flow hedge of the variability in expected cash outflows for interest payments attributable to future changes in interest rates. The fair value of the interest rate swap was a liability of $4 and $0 as of December 5, 2015 and February 28, 2015, respectively, and is included within Other long-term liabilities and Other current liabilities in the Condensed Consolidated Balance Sheets. The fair value of the interest rate swap is measured using Level 2 inputs. The interest rate swap agreement is valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of December 5, 2015, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $7. A 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $4.
The fair value of the Company’s fuel derivatives was a liability of $2 and $1 as of December 5, 2015 and February 28, 2015, respectively, and fuel derivative gains and losses were insignificant for the third quarters and year-to-date periods of fiscal 2016 and 2015.

NOTE 5—LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	December 5, 2015	February 28, 2015
4.50% Secured Term Loan Facility due March 2019	$1,459	$1,469
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
8.00% Senior Notes due May 2016	278	278
3.75% Revolving ABL Credit Facility due September 2019	—	—
Net discount on debt, using an effective interest rate of 4.63% to 8.56%	(6)	(8)
Total debt	2,481	2,489
Less current maturities of long-term debt	(200)	(9)
Long-term debt	$2,281	$2,480
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
Senior Secured Credit Agreements
As of December 5, 2015 and February 28, 2015, the Company had outstanding borrowings of $1,459 and $1,469, respectively, under its $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 3.50 percent subject to a floor on LIBOR of 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interests in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of December 5, 2015 and February 28, 2015, there was $765 and $776, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the original issue discount and the estimated Excess Cash Flow prepayment required under the Secured Term Loan Facility, as described immediately below, $63 and $9 of the Secured Term Loan Facility was classified as current as of December 5, 2015 and February 28, 2015, respectively.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company's estimated Excess Cash Flow for fiscal 2016 as of December 5, 2015, the Company determined it was reasonably probable that it would be required to make a prepayment on the Secured Term Loan Facility as of December 5, 2015. As such, $60 of the Secured Term Loan Facility was classified as current. This estimated prepayment could change significantly based on the Company's actual results of operations, financial condition and cash flows for fiscal 2016.
As of December 5, 2015 and February 28, 2015, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of December 5, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $69 at fees of 1.625 percent, and the unused available credit under this facility was $931 with facility fees of 0.375 percent. As of February 28, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $76 at fees of 1.625 percent, and the unused available credit under this facility was $871 with facility fees of 0.375 percent. As of December 5, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,379 of certain inventory assets included in Inventories, net, $230 of certain receivables included in Receivables, net, $32 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets. As of February 28, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,188 of certain inventory assets included in Inventories, net, $220 of certain receivables included in Receivables, net, $28 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets.
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During fiscal 2016 year-to-date, the Company borrowed $234 and repaid $234 under its Revolving ABL Credit Facility. During fiscal 2015 year-to-date, the Company borrowed $2,556 and repaid $2,422 under its Revolving ABL Credit Facility. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in their present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of December 5, 2015, the aggregate cap on Restricted Payments was approximately $294. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
In the third quarter ended December 5, 2015, the Company delivered a redemption notice for the remaining $278 of 8.00 percent Senior Notes due May 2016 (the “2016 Notes”). Subsequent to the third quarter ended December 5, 2015, the Company used borrowings under the Revolving ABL Credit Facility of $140, which resulted in the classification of that portion of the 2016 Notes as long-term as of December 5, 2015, together with cash from operations, to fund the redemption of the 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes, and the applicable redemption premium of approximately $6. In addition, non-cash charges of $1 for the write-off of the remaining unamortized financing costs were incurred subsequent to the third quarter ended December 5, 2015.

The $400 of 6.75 percent Senior Notes due June 2021 and the $350 of 7.75 percent Senior Notes due November 2022 contain, and before their redemption the 2016 Notes contained, operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 6—INCOME TAXES
The tax provision for each of the third quarters of fiscal 2016 and 2015 included certain discrete tax benefits. The tax provision for fiscal 2016 and 2015 year-to-date included $1 and $5 of net discrete tax benefits, respectively.
During fiscal 2016 year-to-date, unrecognized tax benefits increased by $11 to total $105. It is reasonably possible that changes may occur in the Company's unrecognized tax benefits in the next 12 months, which changes are not anticipated to exceed $5 to $15.
As of December 5, 2015, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2011, and in most states is no longer subject to state income tax examinations for fiscal years before 2006.

NOTE 7—STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units and restricted stock awards (collectively referred to as “stock-based awards”) of $6 and $5 for the third quarters of fiscal 2016 and 2015, respectively, and $19 and $18 for fiscal 2016 and 2015 year-to-date, respectively.
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
The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

Year-To-Date Ended
	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Dividend yield	—%	—%
Volatility rate	49.0—50.6%	50.8—53.2%
Risk-free interest rate	1.2—1.4%	1.2—1.6%
Expected life	4.0—5.0 years	4.0—5.0 years

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

NOTE 8—BENEFIT PLANS
Net periodic benefit expense (income) and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)
Service cost	$—	$—	$—	$—
Interest cost	24	28	1	1
Expected return on assets	(32)	(35)	—	—
Amortization of prior service benefit	—	—	(4)	(4)
Amortization of net actuarial loss	18	15	1	1
Pension settlement charge	—	63	—	—
Net periodic benefit expense (income)	$10	$71	$(2)	$(2)
Contributions to benefit plans	$—	$(47)	$—	$—

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Service cost	$—	$—	$—	$—
Interest cost	81	94	3	3
Expected return on assets	(108)	(118)	—	—
Amortization of prior service benefit	—	—	(12)	(12)
Amortization of net actuarial loss	60	49	4	3
Pension settlement charge	—	63	—	—
Net periodic benefit expense (income)	$33	$88	$(5)	$(6)
Contributions to benefit plans	$(27)	$(114)	$(11)	$(1)
During the third quarter ended December 5, 2015, the Company amended the SUPERVALU Retiree Benefit Plan to eliminate benefits provided by the plan for certain participants under a collective bargaining agreement. As a result of the plan amendment, certain SUPERVALU Retiree Benefit Plan obligations were re-measured using a discount rate of 4.25 percent and the MP-2015 mortality improvement scale. This re-measurement resulted in a $28 reduction of postretirement benefit obligations within Pension and other postretirement benefit obligations with a corresponding decrease to Accumulated other comprehensive loss, net of tax.
Multiemployer Pension Plans
During fiscal 2016 and 2015 year-to-date, the Company contributed $31 and $29, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.

Pension Contributions
No minimum pension contributions are required to the Company's pension plans in fiscal 2016 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company anticipates fiscal 2016 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $40 to $50.
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

NOTE 9—NET EARNINGS PER SHARE
Basic net earnings per share is calculated using net earnings attributable to SUPERVALU INC. divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is computed after giving effect to the dilutive impacts of stock-based awards.
The following table reflects the calculation of basic and diluted net earnings per share:

	Third Quarter Ended		Year-To-Date Ended
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Net earnings from continuing operations	$35	$12	$129	$91
Less net earnings attributable to noncontrolling interests	(1)	(2)	(6)	(6)
Net earnings from continuing operations attributable to SUPERVALU INC.	34	10	123	85
Income from discontinued operations, net of tax	—	69	3	68
Net earnings attributable to SUPERVALU INC.	$34	$79	$126	$153

Weighted average number of shares outstanding—basic	264	261	263	260
Dilutive impact of stock-based awards	4	4	5	3
Weighted average number of shares outstanding—diluted	268	265	268	263

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.13	$0.04	$0.47	$0.33
Discontinued operations	$—	$0.27	$0.01	$0.26
Basic net earnings per share	$0.13	$0.31	$0.48	$0.59
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.13	$0.04	$0.46	$0.33
Discontinued operations	$—	$0.26	$0.01	$0.26
Diluted net earnings per share	$0.13	$0.30	$0.47	$0.58
Stock-based awards of 12 and 10 that were outstanding during the third quarters of fiscal 2016 and 2015, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive. Stock-based awards of 10 and 10 were outstanding during fiscal 2016 and 2015 year-to-date, respectively, but were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive.

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
Changes in Accumulated other comprehensive loss by component for fiscal 2016 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(423)	$—	$(423)
Other comprehensive income (loss) before reclassifications(1)	18	(2)	16
Amortization of amounts included in net periodic benefit cost(2)	32	—	32
Net current-period Other comprehensive income (loss)(3)	50	(2)	48
Accumulated other comprehensive loss at the end of period, net of tax	$(373)	$(2)	$(375)

(1)	Amount is net of tax (expense) benefit of $(9), $1, $(8), respectively.

(2)	Amount is net of tax (expense) benefit of $(20), $0 and $(20), respectively.

(3)	Amount is net of tax (expense) benefit of $(29), $1 and $(28), respectively.
Changes in Accumulated other comprehensive loss by component for fiscal 2015 year-to-date are as follows:

Benefit Plans
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(307)
Other comprehensive loss before reclassifications(1)	(141)
Pension settlement charge, net(2)	36
Amortization of amounts included in net periodic benefit cost(3)	25
Net current-period Other comprehensive loss(4)	(80)
Accumulated other comprehensive loss at the end of period, net of tax	$(387)

(1)	Amount is net of tax benefit of $59.

(2)	Amount is net of tax expense of $(27).

(3)	Amount is net of tax expense of $(15).

(4)	Amount is net of tax benefit of $17.

Items reclassified out of pension and postretirement benefit plan accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Third Quarter Ended		Year-To-Date Ended
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)	Affected Line Item on Condensed Consolidated Statement of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit expense(1)	$13	$9	$46	$31	Selling and administrative expenses
Amortization of amounts included in net periodic benefit expense(1)	2	3	6	9	Cost of sales
Pension settlement charge	—	63	—	63	Selling and administrative expenses
Total reclassifications	15	75	52	103
Income tax benefit	(6)	(32)	(20)	(42)	Income tax provision
Total reclassifications, net of tax	$9	$43	$32	$61

(1)	Amortization of amounts included in net periodic benefit cost include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 8—Benefit Plans.
No amounts were reclassified out of Accumulated other comprehensive loss related to the interest rate swap designated as a cash flow hedge. As of December 5, 2015, the Company expects to reclassify $2 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve month period.

NOTE 11—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Potential Separation of Save-A-Lot Business
On July 28, 2015, the Company announced that it is exploring a separation of its Save-A-Lot segment, and that as part of that process it had begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company. On January 7, 2016, the Company filed a Form 10 with the Securities and Exchange Commission (the “SEC”) as part of its ongoing exploration into a potential separation of Save-A-Lot. No specific timetable for a separation has been set and there can be no assurance that a separation will be completed or that any other change in the Company’s overall structure or business model will occur.
Guarantees
The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various independent retail customers as of December 5, 2015. These guarantees were generally made to support the business growth of independent retail customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 15 years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the independent retail customer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the independent retail customer.
The Company reviews performance risk related to its guarantees of independent retail customer obligations based on internal measures of credit performance. As of December 5, 2015, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $69 ($52 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
Following the sale of New Albertson’s, Inc. (“NAI”), the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU INC. with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of December 5, 2015, using actuarial estimates as of June 30, 2015, the total undiscounted amount of all such guarantees was estimated at $169 ($151 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
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
Haggen
The Company entered into a transition services agreement with Haggen in December 2014 (the “Haggen TSA”) to provide certain services to 164 stores owned and being acquired by Haggen in five states. The Haggen TSA is similar to the TSA supporting NAI and Albertson’s LLC and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. The Company is also party to a supply agreement with Haggen to supply goods and products to Haggen stores in Washington and Oregon. On September 8, 2015, Haggen announced that it has filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Through the bankruptcy process, Haggen has begun to sell some of its 164 stores to various third parties and to close others. The Company is currently providing services for 21 stores under the Haggen TSA and supplying 21 stores under the supply agreement. The Company has filed for approximately $2 of administrative 503(b)(9) priority claims and for approximately $8 of other claims with the bankruptcy court. The Company could be exposed to claims from third parties from which the Company sourced products, services, licenses and similar benefits on behalf of Haggen. The Company has reserved for probable losses related to a portion of these claims and receivables. It is reasonably possible that the Company could experience losses in excess of the amount of such reserves; however, at this time the Company cannot reasonably estimate a range of such excess losses because of the factual and legal issues related to whether the Company would have liability for any such third-party claims, if such third-party claims were asserted against the Company.
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
Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations and, although the Company’s network has previously been found to be compliant with applicable data security standards, the forensic investigator working on behalf of the payment card brands has concluded that the Company was not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. As a result, the Company expects the payment card brands to allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. The Company believes the payment card brands will make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers' claimed losses. The Company does not currently believe that the amount, if any, paid on any payment card brand claims that might be asserted would be material to the Company’s consolidated results of operations, cash flows or financial condition. In addition, we have been advised that one payment card brand intends to place us in a “probationary status” for a period of two years following our re-validation as PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by the payment card brand could result in the imposition of further conditions, including but not limited to disqualification from the payment system.  While the Company does not currently anticipate material costs to comply with the probationary requirements, the Company is continuing to engage with the payment card brand about the nature of any final probationary requirements, and assess the impact of any final probationary requirements.
On October 23, 2015, the Company received a letter from a multistate group of Attorneys General seeking information regarding the intrusions. The Company is cooperating with the request. To date, no claims have been asserted against the Company related to this inquiry. If any claims are asserted, the Company expects to dispute those claims.
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

Other Contractual Commitments
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 5, 2015, the Company had approximately $359 of non-cancellable future purchase obligations.
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
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the “Criminal Intrusion”). The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: Supervalu Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. The Company filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages.

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

NOTE 13—DISCONTINUED OPERATIONS
The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	Third Quarter Ended		Year-To-Date Ended
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes from discontinued operations	1	—	(2)	5
Income tax provision (benefit)	1	(69)	(5)	(63)
Income from discontinued operations, net of tax	$—	$69	$3	$68
Income from discontinued operations, net of tax for fiscal 2016 and 2015 year-to-date primarily reflects tax settlement matters, including pre-tax resolution matters and discrete income tax benefits and expenses.

NOTE 14—SUBSEQUENT EVENTS

Refer to Note 5—Long-Term Debt for information regarding the redemption of the remaining $278 of the 2016 Notes subsequent to the third quarter ended December 5, 2015.

Refer to Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements for information regarding the Company's filing of a Form 10 as part of it ongoing exploration into a potential separation of Save-A-Lot.
Subsequent to the third quarter ended December 5, 2015, the Company determined it would close 11 nonstrategic Save-A-Lot corporate stores and estimated it would incur store closure impairment costs and charges of approximately $7.

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
MANAGEMENT OVERVIEW
Third Quarter of Fiscal 2016 Highlights
Financial highlights for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 include:

•
Net sales were $4,114, a decrease of $111 or 2.6 percent, primarily due to lower sales to existing customers and lost stores supplied by Independent Business and licensed by Save-A-Lot, and lower existing corporate store sales within Save-A-Lot and Retail Food, partially offset by new corporate stores within Save-A-Lot and new retail stores within Retail Food, and sales to new Independent Business customers and new stores operated by Independent Business existing customers.

•	Gross profit was $601, an increase of $5 or 0.8 percent, primarily due to higher base margins and lower logistics costs.

•
Operating earnings were $101, an increase of $45 or 80.4 percent. When adjusted for $16 of charges and costs in fiscal 2016, comprised of an intangible asset impairment charge, costs related to the potential separation of Save-A-Lot, store closure impairment charges and severance costs, and $64 of net charges and costs in fiscal 2015, comprised of a pension settlement charge and net information technology costs, operating earnings decreased $3 primarily due to higher employee-related, occupancy and contracted services costs and lower operating earnings from lower sales, offset by higher base margins, lower logistics costs and higher TSA fees.

Year-To-Date Fiscal 2016 Highlights
Financial highlights for the year-to-date period of fiscal 2016 compared to the year-to-date period of fiscal 2015 include:

•
Net sales were $13,583, an increase of $53 or 0.4 percent, primarily due to new corporate stores within Save-A-Lot and new retail stores within Retail Food, and sales to new Independent Business customers and new stores operated by existing Independent Business customers, offset in part by lost stores supplied by Independent Business and licensed by Save-A-Lot and lower sales to existing Independent Business customers and lower Retail Food existing store sales.

•	Gross profit was $1,994, an increase of $69 or 3.6 percent, primarily due to higher base margins, lower logistics costs and higher sales volume.

•
Operating earnings were $353, an increase of $68 or 23.9 percent. When adjusted for $27 of charges and costs, comprised of costs related to the potential separation of Save-A-Lot, an intangible asset impairment charge, severance costs and store closure impairment charges in fiscal 2016 and $66 of net charges and costs, comprised a pension settlement charge, net information technology costs and severance costs in fiscal 2015, operating earnings increased $29 primarily due to higher base margins, lower logistics costs and higher sales volume.

•
Net cash provided by operating activities of continuing operations was $251, an increase of $147, primarily due to lower levels of cash utilized in operating assets and liabilities, and lower benefit plan contributions.

•
Net cash used in investing activities was $198, a decrease of $11, primarily due to a $46 decrease in cash paid for acquisitions, offset by a $27 net increase in cash paid for intangible and other assets, a $5 increase in capital expenditures and $3 of lower proceeds from the sale of assets.

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
The Company continues to open new Save-A-Lot corporate and licensed stores including in new geographic markets, with the majority of those stores expected to be corporate stores in fiscal 2016. In fiscal 2016 year-to-date, the Company and its licensees opened 38 new Save-A-Lot stores, comprised of 21 new licensee stores and 17 new corporate stores, and closed 36 Save-A-Lot stores, comprised of 33 licensee stores and three corporate stores.
Total Company-operated retail square footage for Save-A-Lot stores as of the third quarter of fiscal 2016 was approximately 7.7 million, an increase of approximately 6.9 percent from the fourth quarter of fiscal 2015, primarily attributable to new corporate stores and stores acquired from licensees.
On July 28, 2015, the Company announced that it is exploring a separation of its Save-A-Lot segment, and that as part of that process it had begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company. On January 7, 2016, the Company filed a Form 10 with the Securities and Exchange Commission (the “SEC”) as part of its ongoing exploration into a potential separation of Save-A-Lot. No specific timetable for a separation has been set and there can be no assurance that a separation will be completed or that any other change in the Company’s overall structure or business model will occur.
Retail Food
Retail Food continues to focus on driving sales and performance through competitive pricing and promotional activities, enhanced perishable offerings, and store remodels and resets. Private label product offerings, including organic products, and marketing investments continue to expand. Management believes the Company has a quality private label program for Retail Food that can continue to build customer loyalty and also drive profitable sales growth. The Company adjusted its pricing and promotional activity in fiscal 2016 year-to-date to partially mitigate compressed pharmacy margins due to lower managed care reimbursement rates. Management believes these adjustments negatively impacted Retail Food net sales in the third quarter of fiscal 2016. Management believes this pharmacy compression will continue to impact Retail Food and is actively working to balance this pressure by driving sales and performance.
Total Retail Food square footage as of the third quarter of fiscal 2016 was approximately 11.5 million, an increase of approximately 2.0 percent from the fourth quarter of fiscal 2015, primarily due to acquired stores.
Impact of Inflation and Deflation
The Company monitors product cost inflation and deflation and evaluates whether to absorb cost increases or decreases, or pass on pricing changes. The Company has experienced a mix of inflation and deflation across product categories within all three of its business segments during fiscal 2016, with higher deflation levels in certain meat and dairy categories.
In aggregate across all of the Company’s businesses when taking into account the overall mix of products, management estimates the Company’s businesses experienced slight cost deflation in the third quarter of fiscal 2016. The Company estimates that Save-A-Lot experienced cost deflation in the mid-single digits as a percentage in both the second and the third quarters of fiscal 2016, with cost deflation in the low-single digits as a percentage in the first quarter of fiscal 2016. Save-A-Lot cost deflation is primarily due to deflation within certain meat and dairy categories. The impact of deflation was greater at Save-A-Lot, particularly its wholesale business, compared to Independent Business and Retail Food due to product mix and product sourcing on private-label products. This deflationary environment in certain product categories in fiscal 2016 year-to-date has been more significant than management’s expectations for fiscal 2016. Management expects that this deflationary environment in certain product categories will not change significantly for at least the remainder of fiscal 2016.
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
Haggen
On December 6, 2014, the Company entered into a Transition Services Agreement with Haggen (the “Haggen TSA”) to provide certain services to 164 Haggen stores owned and being acquired by Haggen in five states. The Haggen TSA is similar to the TSA supporting NAI and Albertson’s LLC and has a term of two years with three one-year automatic renewal periods unless earlier notice of nonrenewal is given by either party. On September 8, 2015, Haggen announced that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Through the bankruptcy process, Haggen has begun to sell some of its 164 stores to various third parties and to close others. The Company is currently providing services for 21 stores under the Haggen TSA and supplying 21 stores under the supply agreement. For additional discussion of the Haggen TSA and Haggen's bankruptcy, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

RESULTS OF OPERATIONS

The following table summarizes key operating data we believe is important to our business:

	Third Quarter Ended		Year-To-Date Ended
Results of Operations	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Net sales	$4,114	$4,225	$13,583	$13,530
Cost of sales	3,513	3,629	11,589	11,605
Gross profit	601	596	1,994	1,925
Selling and administrative expenses	494	540	1,635	1,640
Intangible asset impairment charge	6	—	6	—
Operating earnings	101	56	353	285
Interest expense, net	45	46	148	156
Equity in earnings of unconsolidated affiliates	(1)	(1)	(3)	(3)
Earnings from continuing operations before income taxes	57	11	208	132
Income tax provision (benefit)	22	(1)	79	41
Net earnings from continuing operations	35	12	129	91
Income from discontinued operations, net of tax	—	69	3	68
Net earnings including noncontrolling interests	35	81	132	159
Less net earnings attributable to noncontrolling interests	(1)	(2)	(6)	(6)
Net earnings attributable to SUPERVALU INC.	$34	$79	$126	$153
Diluted continuing operations net earnings per share attributable to SUPERVALU INC.	$0.13	$0.04	$0.46	$0.33
Weighted average shares outstanding—diluted	268	265	268	263
Other Statistics
Depreciation and amortization	$64	$65	$211	$219
Capital expenditures(1)	$83	$80	$187	$165
Adjusted EBITDA(2)	$182	$187	$594	$574
Financial Position
Working capital(3)			$298	$486
Total assets			$4,643	$5,078
Total debt and capital lease obligations			$2,714	$3,223
Stores Supplied and Operated:
Independent Business primary stores			1,871	1,832
Save-A-Lot licensee stores			883	912
Save-A-Lot corporate stores			453	422
Retail Food stores			200	195
Subtotal			3,407	3,361
Independent Business secondary stores			224	217
Total number of stores			3,631	3,578

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

(2)
Adjusted EBITDA is a non-GAAP financial measure that the Company provides as a supplement to its results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Refer to the “Non-GAAP Financial Measures” section below for additional information regarding the Company’s use of non-GAAP financial measures.

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $217 and $209 as of December 5, 2015 and November 29, 2014, respectively.

The following table summarizes identical store sales variances in percentages compared to the prior period:

	Third Quarter Ended	Year-To-Date Ended
	December 5, 2015 (12 weeks)	December 5, 2015 (40 weeks)
Save-A-Lot Network:
Identical store sales percent variance(1)	(3.4)%	(0.3)%
Corporate Save-A-Lot Stores:
Identical store sales percent variance(2)	(0.4)%	1.2%
Average basket percent variance(3)	1.1%	2.0%
Customer count percent variance(4)	(1.5)%	(0.8)%
Retail Food:
Identical store sales percent variance(5)	(2.6)%	(2.0)%
Average basket percent variance(3)	1.7%	0.8%
Customer count percent variance(4)	(4.3)%	(2.8)%

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
We believe the lower Save-A-Lot corporate stores customer count in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was driven by lower promotional spending. We believe lower licensee identical store sales in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 were driven by the lower number of product units sold and product cost deflation passed on to licensees.
We believe the lower Retail Food identical store sales and customer count in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 were driven by adjustments to pricing and promotional activity to partially mitigate compressed pharmacy margins.
Third Quarter of Fiscal 2016
The following discussion summarizes operating results in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015:
Net Sales
Net sales for the third quarter of fiscal 2016 were $4,114, compared with $4,225 last year, a decrease of $111 or 2.6 percent. Independent Business net sales were 46.2 percent of Net sales, Save-A-Lot net sales were 26.0 percent of Net sales, Retail Food net sales were 26.7 percent of Net sales and Corporate transition services agreement fees were 1.1 percent of Net sales for the third quarter of fiscal 2016, compared with 46.7 percent, 25.7 percent, 26.6 percent and 1.0 percent, respectively, for the third quarter of fiscal 2015.
Independent Business net sales for the third quarter of fiscal 2016 were $1,902, compared with $1,972 last year, a decrease of $70 or 3.5 percent. The decrease is due to $146 of lost stores and lower sales to existing customers, offset in part by $77 from increased sales to new customers and new stores operated by existing customers. Lower sales from lost stores includes the impact of 17 lost Albertson’s LLC stores in the southeast that have transitioned to self-distribution.
Save-A-Lot net sales for the third quarter of fiscal 2016 were $1,069, compared with $1,085 last year, a decrease of $16 or 1.5 percent. The decrease is primarily due to $42 of lower sales to existing stores primarily due to lower sales to licensees and $28 of lower sales due to store dispositions by licensees and closed corporate stores, offset in part by $55 of higher sales due to new stores.

Retail Food net sales for the third quarter of fiscal 2016 were $1,097, compared with $1,125 last year, a decrease of $28 or 2.5 percent. The decrease is primarily due to a $37 decrease in sales at existing stores and $8 of lower sales from closed stores and lower other revenue, offset in part by an $18 increase in sales due to acquired and new stores.
Corporate net sales for the third quarter of fiscal 2016 include fees earned under transition services agreements of $46, compared with $43 last year, an increase of $3 primarily driven by incremental transition services agreements.
Gross Profit
Gross profit for the third quarter of fiscal 2016 was $601, compared with $596 last year, an increase of $5 or 0.8 percent. Gross profit as a percent of Net sales was 14.6 percent for the third quarter of fiscal 2016, compared with 14.1 percent last year. The $5 increase in Gross profit is primarily due to $14 of higher base margins, $7 of lower logistics costs and $3 of higher transition services agreements fees, offset in part by $13 of lower gross profit from lower sales, $5 of higher employee-related costs and $3 of higher occupancy costs.
Independent Business gross profit for the third quarter of fiscal 2016 was $94 or 4.9 percent of Independent Business net sales, compared with $93 or 4.7 percent last year. Independent Business gross profit increased $1 primarily due to $5 of higher base margins partly due to promotional funding and $3 of lower logistics costs, offset in part by $5 of higher employee-related costs and $3 of lower gross profit from decreased sales.
Save-A-Lot gross profit for the third quarter of fiscal 2016 was $164 or 15.3 percent of Save-A-Lot net sales, compared with $160 or 14.7 percent last year. Save-A-Lot gross profit increased $4 primarily due to $3 of higher base margins driven by higher growth of corporate stores compared to licensee stores and product costs declining faster than retail prices and $2 of lower logistics costs, offset in part by $2 of lower gross profit from decreased sales.
Retail Food gross profit for the third quarter of fiscal 2016 was $296 or 27.0 percent of Retail Food net sales, compared with $300 or 26.6 percent last year. Retail Food gross profit decreased $4 primarily due to $8 of lower gross profit from decreased sales, offset in part by $5 of higher base margins.
Selling and Administrative Expenses
Selling and administrative expenses for the third quarter of fiscal 2016 were $494 or 12.0 percent of Net sales, compared with $540 or 12.8 percent of Net sales last year, a decrease of $46 or 8.5 percent. Selling and administrative expenses for the third quarter of fiscal 2016 include charges and costs of $10, comprised of costs related to the potential separation of Save-A-Lot of $5, store closure impairment charges of $3 and severance costs of $2. Selling and administrative expenses for the third quarter of fiscal 2015 included a $63 non-cash pension settlement charge and $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $8 increase in Selling and administrative expenses is primarily due to $7 of higher employee-related costs and $9 of higher contracted services, net periodic pension expense and other administrative costs, offset in part by $10 of lower selling and administrative costs due to lower sales.
Intangible Asset Impairment Charge
In the third quarter ended December 5, 2015, the Company received a notice pursuant to which the Company could exercise certain options to purchase operating assets. As a result, the Company performed a review of the associated indefinite-lived intangible assets for impairment, which indicated the carrying value of the intangible exceeded its estimated value. The Company recorded a non-cash intangible impairment charge of $6 within its Independent Business segment.
Operating Earnings
Operating earnings for the third quarter of fiscal 2016 were $101, compared with $56 last year. Operating earnings for the third quarter of fiscal 2016 include charges and costs of $16, comprised of intangible asset impairment charges, costs related to the potential separation of Save-A-Lot, store closure impairment charges and severance costs. Operating earnings for the third quarter of fiscal 2015 included a $63 non-cash pension settlement charge and $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $3 decrease in Operating earnings is primarily due to $12 of higher employee-related costs, $5 of higher occupancy costs, $3 of higher contracted services and other administrative expenses and $3 of lower operating earnings from lower sales, offset in part by $14 of higher gross profit from higher base margins, $7 of lower logistics costs and $3 of higher transition services agreements fees.
Independent Business operating earnings for the third quarter of fiscal 2016 were $54 or 2.8 percent of Independent Business net sales, compared with $60 or 3.1 percent last year. Independent Business operating earnings for the third quarter of fiscal 2016 include a $6 intangible asset impairment charge. When adjusted for this item, Independent Business operating earnings were flat to last year.

Save-A-Lot operating earnings for the third quarter of fiscal 2016 were $32 or 2.9 percent of Save-A-Lot net sales, compared with $34 or 3.1 percent last year. Save-A-Lot operating earnings for the third quarter of fiscal 2016 include store closure impairment charges of $2. When adjusted for this item, Save-A-Lot’s operating earnings were flat to last year, reflecting the impacts of higher gross profit from higher base margins and lower logistics costs, offset by higher occupancy costs and depreciation expense related to new stores.
Retail Food operating earnings for the third quarter of fiscal 2016 were $21 or 2.0 percent of Retail Food net sales, compared with $28 or 2.5 percent last year. Retail Food operating earnings for the third quarter of fiscal 2016 include store closure impairment charges of $1. When adjusted for this item, Retail Food's operating earnings decreased by $6, which was primarily due to $8 of higher employee-related costs.
Corporate operating loss for the third quarter of fiscal 2016 was $6, compared with an operating loss of $66 last year. Corporate operating loss for the third quarter of fiscal 2016 includes $5 of costs related to the potential separation of Save-A-Lot and $2 of severance costs. Corporate operating loss for the third quarter of fiscal 2015 included $63 of a non-cash pension settlement charge and $1 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $3 increase in Corporate operating earnings was primarily due to $5 of lower employee-related costs, primarily due to lower entity wide incentive compensation, $3 of higher TSA fees and $3 of lower occupancy costs, offset in part by $6 of higher pension expense and contracted services.
Interest Expense, Net
Interest expense, net was $45 for the third quarter of fiscal 2016, compared with $46 last year. Interest expense, net for the third quarter of fiscal 2015 included $1 of costs related to interest expense on the additional 7.75 percent Senior Notes due 2022 outstanding during the third quarter of fiscal 2015. When adjusted for these items, Interest expense, net was flat to last year.
Income Tax Provision
Income tax expense for the third quarter of fiscal 2016 was $22 or 37.6 percent of earnings from continuing operations before income taxes, compared with an income tax benefit of $1 or 8.9 percent of earnings from continuing operations before income taxes last year. The increase in the effective tax rate is primarily due to the pension settlement charge included in the prior year.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the third quarter of fiscal 2016 were $35, compared with $12 last year. Net earnings from continuing operations for the third quarter of fiscal 2016 include after-tax charges and costs of $11, comprised of intangible asset impairment charges of $4 after-tax, costs related to the potential separation of Save-A-Lot of $4 after-tax, store closure impairment charges of $2 after-tax and severance costs of $1 after-tax, and the third quarter of fiscal 2015 included a $36 after-tax non-cash pension settlement charge and $1 of after-tax information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $3 after-tax decrease is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.

Fiscal 2016 Year-To-Date
The following discussion summarizes operating results for fiscal 2016 year-to-date compared to fiscal 2015 year-to-date:
Net Sales
Net sales for fiscal 2016 year-to-date were $13,583, compared with $13,530 last year, an increase of $53 or 0.4 percent. Independent Business net sales were 45.6 percent of Net sales, Save-A-Lot net sales were 26.3 percent of Net sales, Retail Food net sales were 27.0 percent of Net sales and Corporate transition services agreement fees were 1.1 percent of Net sales for fiscal 2016 year-to-date, compared with 46.0 percent, 25.8 percent, 27.1 percent and 1.1 percent, respectively, for last year.
Independent Business net sales for fiscal 2016 year-to-date were $6,195, compared with $6,227 last year, a decrease of $32 or 0.5 percent. The decrease is primarily due to $350 of lower sales from lost customers and lower sales to existing customers, offset in part by $318 of increased sales to new stores operated by new and existing customers.
Save-A-Lot net sales for fiscal 2016 year-to-date were $3,568, compared with $3,498 last year, an increase of $70 or 2.0 percent. The increase is primarily due to $186 of additional sales due to new store openings and $25 of higher sales at existing corporate stores, offset in part by a decrease of $104 due to store dispositions by licensees and corporate store closures, and $43 of lower sales to existing licensees.

Retail Food net sales for fiscal 2016 year-to-date were $3,662, compared with $3,660 last year, an increase of $2 or 0.1 percent. The increase in Retail Food net sales includes a $99 increase in sales due to acquired and new stores, offset in part by $97 of lower sales to existing stores and from closed stores, and lower other revenue.
Corporate net sales for fiscal 2016 year-to-date include fees earned under transition services agreements of $158, compared with $145 last year, an increase of $13 primarily driven by incremental transition services agreements.
Gross Profit
Gross profit for fiscal 2016 year-to-date was $1,994, compared with $1,925 last year, an increase of $69 or 3.6 percent. Gross profit as a percent of Net sales was 14.7 percent for fiscal 2016 year-to-date, compared with 14.2 percent last year. The $69 increase in Gross profit is primarily due to $43 of higher base margins, $24 of lower logistics costs, $13 of higher TSA fees and $9 of higher gross profit from increased sales, offset in part by $10 of higher shrink and $10 of higher employee-related costs.
Independent Business gross profit was $299 or 4.8 percent of Independent Business net sales, compared with $292 or 4.7 percent last year. Independent Business gross profit increased $7 primarily due to $12 of higher base margins partly due to promotional funding, $11 of lower logistics costs and $3 of lower pension expense, offset in part by $12 of higher employee-related costs, $6 of higher occupancy costs and $1 of lower gross profit from decreased sales.
Save-A-Lot gross profit was $550 or 15.4 percent of Save-A-Lot net sales, compared with $508 or 14.5 percent last year. Save-A-Lot gross profit increased $42 primarily due to $20 from higher base margins driven by higher growth of corporate stores compared to licensee stores and product costs declining faster than retail prices, $10 of higher gross profit from increased sales and $9 of lower logistics costs.
Retail Food gross profit was $985 or 26.9 percent of Retail Food net sales, compared with $980 or 26.8 percent last year. Retail Food gross profit increased $5 primarily due to $19 from higher base margins, lower logistics costs and lower employee-related costs, offset in part by $11 of higher shrink.
Selling and Administrative Expenses
Selling and administrative expenses for fiscal 2016 year-to-date were $1,635 compared with $1,640 last year, a decrease of $5 or 0.3 percent. Selling and administrative expenses for fiscal 2016 year-to-date include costs and charges of $21, comprised of costs related to the potential separation of Save-A-Lot of $12, severance costs of $6 and store closure impairment charges of $3. Selling and administrative expenses for fiscal 2015 year-to-date included net charges and costs of $66, comprised of a non-cash pension settlement charge of $63, information technology intrusion costs, net of insurance recoverable, of $2 and severance costs of $1. When adjusted for these items, the remaining $40 increase in Selling and administrative expenses is primarily due to $13 of higher other administrative costs, $11 of higher employee-related costs, $9 of higher net periodic pension expense, $10 of occupancy and contracted services costs and $8 of higher expenses from increased sales, offset in part by $12 of lower depreciation and amortization expense.
Intangible Asset Impairment Charge
In the third quarter ended December 5, 2015, the Company received a notice pursuant to which the Company could exercise certain options to purchase operating assets. As a result, the Company performed a review of the associated indefinite-lived intangible assets for impairment, which indicated the carrying value of the intangible exceeded its estimated value. The Company recorded a non-cash intangible impairment charge of $6 within its Independent Business segment.
Operating Earnings
Operating earnings for fiscal 2016 year-to-date were $353, compared with $285 last year, an increase of $68 or 23.9 percent. Operating earnings for fiscal 2016 year-to-date include net costs and charges of $27, comprised of costs related to the potential separation of Save-A-Lot, intangible asset impairment charges, severance costs and store closure impairment charges. Operating earnings for fiscal 2015 year-to-date included net charges and costs of $66, comprised of a non-cash pension settlement charge, information technology intrusion costs, net of insurance recoverable, and severance costs. When adjusted for these items, the remaining $29 increase in Operating earnings is primarily due to $43 of higher base margins, $24 of lower logistics costs and $13 of higher TSA fees, offset in part by $21 of higher employee-related costs, $15 of higher other administrative costs and contracted services and $10 of higher shrink.
Independent Business operating earnings for fiscal 2016 year-to-date were $180 or 2.9 percent of Independent Business net sales, compared with $180 or 2.9 percent last year. Independent Business operating earnings for fiscal 2016 year-to-date include $6 of an intangible asset impairment charge. Independent Business operating earnings for fiscal 2015 year-to-date included $1 of severance costs. When adjusted for these items, the remaining $5 increase in Independent Business operating earnings is primarily due to $12 of higher base margins partly due to promotional funding, $11 of lower logistics costs and $3 of lower pension expense, and fees received from an early supply agreement termination, offset in part by $13 of higher employee-related costs and $6 of higher occupancy costs.
Save-A-Lot operating earnings for fiscal 2016 year-to-date were $115 or 3.2 percent of Save-A-Lot net sales, compared with $106 or 3.0 percent last year. Save-A-Lot operating earnings for fiscal 2016 year-to-date include $2 of store closure impairment charges. When adjusted for this item, the $11 increase in Save-A-Lot operating earnings is primarily due to $20 of higher base margins and $9 of lower logistics costs, offset in part by $9 of higher occupancy costs and $7 of higher employee-related costs.
Retail Food operating earnings for fiscal 2016 year-to-date were $64 or 1.8 percent of Retail Food net sales, compared with $78 or 2.1 percent last year. Retail Food operating earnings for fiscal 2016 year-to-date include $1 of store closure impairment charges. When adjusted for this item, the $13 decrease in Retail Food operating earnings is primarily due to $18 of higher employee-related costs, $11 of higher shrink and $5 of higher other administrative costs and costs of sales, offset in part by $16 of higher base margins and lower logistics costs, and $11 of lower depreciation and amortization expense.
Corporate operating loss for fiscal 2016 year-to-date was $6, compared with a $79 operating loss last year. Corporate expenses for fiscal 2016 year-to-date include $12 of costs related to the potential separation of Save-A-Lot and $6 of severance costs. Corporate expenses for fiscal 2015 year-to-date included a $63 non-cash pension settlement charge and $2 of information technology intrusion costs, net of insurance recoverable. When adjusted for these items, the remaining $26 net decrease in Corporate operating loss is primarily due to $17 of lower employee-related costs, primarily due to lower entity-wide incentive compensation, and $13 of higher transition services agreement fees.
Interest Expense, Net
Interest expense, net for fiscal 2016 year-to-date was $148, compared with $156 last year. Interest expense, net for fiscal 2015 year-to-date includes $2 of unamortized financing cost charges and $1 of costs related to interest expense on the additional 7.75 percent Senior Notes due 2022 outstanding during the third quarter of fiscal 2015. When adjusted for these items, the remaining $5 decrease in Interest expense, net is primarily due to lower average outstanding balances of debt and capital lease obligations.
Income Tax Provision
Income tax expense for fiscal 2016 year-to-date was $79 or 37.8 percent of earnings from continuing operations before income taxes, compared with income tax expense of $41 or 31.0 percent of earnings from continuing operations before income taxes last year. The increase in the effective tax rate is primarily due to the pension settlement charge included in the prior year.
Net Earnings from Continuing Operations
Net earnings from continuing operations for fiscal 2016 year-to-date were $129, compared with $91 last year. Net earnings from continuing operations for fiscal 2016 year-to-date include after-tax costs and charges of $19, comprised of costs related to the potential separation of Save-A-Lot of $9 after-tax, an intangible asset impairment charges of $4 after-tax, severance costs of $4 after-tax and store closure impairment charges of $2 after-tax, and fiscal 2015 year-to-date net after-tax charges and costs of $40, comprised of a non-cash pension settlement charge of $36 after-tax, information technology intrusion costs, net of insurance recoverable, of $1 after-tax, unamortized financing cost charges of $1 after-tax, severance costs of $1 after-tax and debt refinancing costs of $1 after-tax. When adjusted for these items, the remaining $17 after-tax increase is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.

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
The following summarizes the calculation of Adjusted EBITDA for the third quarters and year-to-date of fiscal 2016 and 2015:

	Third Quarter Ended		Year-To-Date Ended
	December 5, 2015 (12 weeks)	November 29, 2014 (12 weeks)	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)
Net earnings from continuing operations	$35	$12	$129	$91
Less net earnings attributable to noncontrolling interests	(1)	(2)	(6)	(6)
Income tax provision (benefit)	22	(1)	79	41
Interest expense, net	45	46	148	156
Depreciation and amortization	64	65	211	219
LIFO charge	1	3	6	7
Unusual employee-related costs	2	63	6	64
Intangible asset impairment charge	6	—	6	—
Costs related to the potential separation of Save-A-Lot	5	—	12	—
Store closure impairment charges	3	—	3	—
Information technology intrusion costs, net of insurance recoverable	—	1	—	2
Adjusted EBITDA	$182	$187	$594	$574

Comparison of Adjusted EBITDA for Third Quarter Fiscal 2016 to Third Quarter Fiscal 2015
Adjusted EBITDA for the third quarter of fiscal 2016 was $182 or 4.4 percent of Net sales, compared with $187 or 4.4 percent of Net sales last year, a decrease of $5. The decrease in Adjusted EBITDA is primarily due to $12 of higher employee-related costs, $5 of higher occupancy costs, $5 of lower Adjusted EBITDA from lower sales, and $4 of higher contracted services and other administrative expenses, offset in part by $14 of higher gross profit from higher base margins, $7 of lower logistics costs and $3 of higher transition services agreement fees.
Comparison of Fiscal 2016 Year-To-Date Adjusted EBITDA to Fiscal 2015 Year-To-Date Adjusted EBITDA
Adjusted EBITDA for fiscal 2016 year-to-date was $594 or 4.4 percent of Net sales, compared with $574 or 4.2 percent of Net sales last year, an increase of $20. The increase in Adjusted EBITDA is primarily due to $43 of higher base margins, $24 of lower logistics costs, $13 of higher transition services agreement fees, offset in part by $21 of higher employee-related costs, $15 of higher other administrative costs and contracted services, $11 of higher occupancy costs and $10 of higher shrink.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility increased to $931 from $871 as of December 5, 2015 compared to February 28, 2015.

•
Working capital decreased $80 from $378 as of February 28, 2015 to $298 as of December 5, 2015, excluding the impacts of the LIFO reserve, primarily due to the classification of the $138 of 8.00 percent Senior Notes due May 2016 (the “2016 Notes”) as current, an increase in accounts payable associated with inventory build and a decrease in Other current assets due to the utilization of the Company's income tax receivable, offset in part by an increase in inventories and Cash and cash equivalents.

•
Subsequent to the third quarter of fiscal 2016, the Company used borrowings under the Revolving ABL Credit Facility of $140, which resulted in the classification of that portion of the 2016 Notes as long-term as of December 5, 2015, together with cash from operations, to fund the redemption of the 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes, and the applicable redemption premium of approximately $6.

•
As of December 5, 2015, debt maturities and estimated mandatory prepayments due in the remainder of fiscal 2016 and fiscal 2017 were $278 and $63, respectively, reflecting the impact of the redemption of the 2016 Notes as described immediately above and the estimated $60 of Excess Cash Flow prepayment required under the Secured Term Loan Facility.

•
Management expects that the Company will be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•	Payments to reduce Capital lease obligations are expected to total approximately $28 in fiscal 2016 and $25 in fiscal 2017.

•	Total debt was $2,481 and $2,489 as of December 5, 2015 and February 28, 2015, respectively, including the original issue discount, under senior secured credit agreements and debentures.

•
No minimum pension contributions are required under ERISA for fiscal 2016, but the Company anticipates fiscal 2016 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $40 to $50.

Sources and Uses of Cash
Management expects that the Company will continue to replenish operating assets with internally generated funds and pay down debt obligations with internally generated funds and new debt issuances or existing credit facilities. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on the Company’s operating cash flow, which may limit the Company’s ability to pay down its outstanding indebtedness as planned. The Company's credit facilities are secured by a substantial portion of the Company's total assets and certain subsidiary equity interests.
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
Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	Year-To-Date Ended
	December 5, 2015 (40 weeks)	November 29, 2014 (40 weeks)	Change
Cash flow activities
Net cash provided by operating activities – continuing operations	$251	$104	$147
Net cash used in investing activities	(198)	(209)	11
Net cash (used in) provided by financing activities	(34)	438	(472)
Net cash provided by discontinued operations	1	2	(1)
Net increase in cash and cash equivalents	20	335	(315)
Cash and cash equivalents at beginning of period	114	83	31
Cash and cash equivalents at the end of period	$134	$418	$(284)
The increase in net cash provided by operating activities from continuing operations in fiscal 2016 year-to-date compared to last year is primarily due to lower levels of cash utilized in operating assets and liabilities and lower benefit plan contributions.
The decrease in cash used in investing activities in fiscal 2016 year-to-date compared to last year is primarily due to a $46 decrease in cash paid for acquisitions, offset in part by a $27 net increase in cash paid for intangible and other assets, a $5 increase in capital expenditures and $3 of lower proceeds from the sale of assets.
The increase in cash used in financing activities in fiscal 2016 year-to-date compared to last year is primarily due to the issuance of $350 of the 7.75 percent Senior Notes due 2022 and $134 of borrowings under the Revolving ABL Credit Facility in fiscal 2015 year-to-date.
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
As of December 5, 2015 and February 28, 2015, the Company had outstanding borrowings of $1,459 and $1,469, respectively, under its $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 3.50 percent subject to a floor on LIBOR of 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interests in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of December 5, 2015 and February 28, 2015, there was $765 and $776, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). Including the original issue discount and the estimated Excess Cash Flow prepayment required under the Secured Term Loan Facility, as described immediately below, $63 and $9 of the Secured Term Loan Facility was classified as current as of December 5, 2015 and February 28, 2015, respectively.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company's estimated Excess Cash Flow for fiscal 2016 as of December 5, 2015, the Company determined it was reasonably probable that it would be required to make a prepayment on the Secured Term Loan Facility as of December 5, 2015. As such, $60 of the Secured Term Loan Facility was classified as current. This estimated prepayment could change significantly based on the Company's actual results of operations, financial condition and cash flows for fiscal 2016.
As of December 5, 2015 and February 28, 2015, there were no outstanding borrowings under the Revolving ABL Credit Facility. As of December 5, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $69 at fees of 1.625 percent, and the unused available credit under this facility was $931 with facility fees of 0.375 percent. As of February 28, 2015, letters of credit outstanding under the Revolving ABL Credit Facility were $76 at fees of 1.625 percent, and the unused available credit under this facility was $871 with facility fees of 0.375 percent. As of December 5, 2015, the Revolving ABL Credit Facility was secured on a first priority basis by $1,379 of certain inventory assets included in Inventories, net, $230 of certain receivables included in Receivables, net, $32 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets. As of February 28, 2015, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,188 of certain inventory assets included in Inventories, net, $220 of certain receivables included in Receivables, net, $28 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of December 5, 2015, the aggregate cap on Restricted Payments was approximately $294. The Revolving ABL Credit Facility permits regularly scheduled dividends up to $50 in aggregate per fiscal year as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met. In addition, the Revolving ABL Credit Facility, as amended, provides that the Company may incur additional term loans under the Secured Term Loan Facility in an aggregate principal amount of up to $500, subject to identifying term loan lenders or other institutional lenders willing to provide the additional loans and satisfying certain terms and conditions.
In the third quarter ended December 5, 2015, the Company delivered a redemption notice for the remaining $278 of 8.00 percent Senior Notes due May 2016 (the “2016 Notes”). Subsequent to the third quarter ended December 5, 2015, the Company used borrowings under the Revolving ABL Credit Facility of $140, which resulted in the classification of that portion of the 2016 Notes as long-term as of December 5, 2015, together with cash from operations, to fund the redemption of the 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes, and the applicable redemption premium of approximately $6. In addition, non-cash charges of $1 for the write-off of the remaining unamortized financing costs were incurred subsequent to the third quarter ended December 5, 2015.

Capital Expenditures
Capital expenditures in fiscal 2016 year-to-date were $187, excluding cash paid for business acquisitions, and primarily consisted of investments into Save-A-Lot new corporate stores and store remodels, Retail Food store remodels and new stores and information technology investments. In addition, during fiscal 2016 the Company paid $9 for 12 acquired stores. Capital expenditures and cash paid for business acquisitions for fiscal 2016 are projected to be approximately $280 to $300, including capital lease additions.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $38 and $115 in fiscal 2016 and 2015 year-to-date, respectively. Fiscal 2016 contributions year-to-date consist primarily of a $25 discretionary contribution and an $11 contribution in connection with the closing of a postretirement benefit plan audit.
No minimum pension contributions are required to the Company's pension plans in fiscal 2016 in accordance with the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”). The Company anticipates fiscal 2016 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $40 to $50.
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
During the third quarter ended December 5, 2015, the Company amended the SUPERVALU Retiree Benefit Plan to eliminate benefits provided by the plan for certain participants under a collective bargaining agreement. As a result of the plan amendment, certain SUPERVALU Retiree Benefit Plan obligations were re-measured using a discount rate of 4.25 percent and the MP-2015 mortality improvement scale. This re-measurement resulted in a $28 reduction of postretirement benefit obligations within Pension and other postretirement benefit obligations with a corresponding decrease to Accumulated other comprehensive loss, net of tax.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has outstanding guarantees to its independent retail customers and is contingently liable under other contractual arrangements. See Part I, Item I in Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption "Guarantees" of this Quarterly Report on Form 10-Q.
Legal Proceedings
The Company is a party to various legal proceedings arising from the normal course of business as described in Part I, Item I, Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements of this Quarterly Report on Form 10-Q, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Multiemployer Pension Plans
The Company contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During fiscal 2016 and 2015 year-to-date, the Company contributed $31 and $29, respectively, to these multiemployer pension plans. There have been no material changes in the Company's multiemployer pension plan arrangements since the end of fiscal 2015. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 for information regarding these arrangements.

Contractual Obligations
Except as described below and in Note 5—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2015. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 for additional information regarding the Company’s contractual obligations.
Subsequent to the third quarter ended December 5, 2015, the Company used borrowings under the Revolving ABL Credit Facility of $140 and cash from operations to fund the redemption of the remaining $278 aggregate principal amount of the 2016 Notes and to pay the accrued and unpaid interest and the applicable redemption premium. The impact of this redemption to the Company’s long-term debt contractual obligations is primarily a reduction and extension of debt maturities, resulting in a decrease of $278 of maturities due in fiscal 2017-2018, with a corresponding partial increase in maturities due in fiscal 2019-2020. In addition, this redemption resulted in an increase in longer term interest amounts due to the extension of debt maturities and a decrease in nearer term interest amounts due to an interest rate reduction. Interest on long-term debt contractual obligations decreased $1 for interest due in fiscal 2017-2018 and increased $8 for interest due in fiscal 2019-2020 as a result of the extension of debt maturities noted above. These changes in long-term debt maturities are exclusive of any payments due under the prepayment provisions of the Company’s Secured Term Loan Facility.
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 5, 2015, the Company had approximately $359 of non-cancellable future purchase obligations.

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

•
Impact of Haggen's bankruptcy filing, including on the Haggen TSA and the supply agreement with Haggen, and the Company's ability to eliminate costs and replace lost revenue if these relationships were to end or further diminish

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

•	Inability to keep pace with changing customer expectations and new developments and technology investments by the Company’s competitors

Economic Conditions

•	Worsening economic conditions, consumer confidence or unemployment rates, each of which affect consumer spending or buying habits

•	Increases in unemployment, insurance, healthcare costs or energy costs and changes in commodity prices, which could impact consumer spending or buying habits and the cost of doing business

•	Increases in interest rates, labor costs and tax rates, and other changes in applicable law

•	Food and drug inflation or deflation

•	The Company's ability to address the compression of pharmacy gross margins

Governmental Regulation

•	Costs of compliance with existing laws and regulations and changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of the Company’s businesses

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

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards are expected to have a material impact on the Company's financial statements. Refer to Note 1—Summary of Significant Accounting Policies of this Quarterly Report on Form 10-Q for a discussion of the anticipated impact of accounting standards issued but not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below and in Note 5—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
Subsequent to the third quarter ended December 5, 2015, the Company used borrowings under the Revolving ABL Credit Facility and cash from operations to fund the redemption of the remaining $278 of the 2016 Notes and to pay accrued and unpaid interest on the redeemed 2016 Notes, and the applicable redemption premium. The impact from this redemption on the Company’s exposure to interest rate risk is primarily an extension of maturities at a reduced interest rate.

ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 5, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There has been no change to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, it is remote that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position. See Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q under the caption “Legal Proceedings” for a discussion of certain of the Company’s legal proceedings.

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
On September 8, 2015, Haggen announced that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Through the bankruptcy process, Haggen has begun to sell some of its 164 stores to various third parties and to close others. The Company is currently providing services for 21 stores under the Haggen TSA and supplying 21 stores under the supply agreement the Company entered into with Haggen. Despite a minimum fee provision in the Haggen TSA, this smaller Haggen operation has reduced the amount of revenue to the Company and could adversely impact the Company’s results of operations. Further, Haggen has not assumed or rejected the Company’s supply agreement or the Haggen TSA as part of its bankruptcy process. If Haggen were to reject one or both of these agreements or seek to negotiate terms less favorable to the Company, that could further reduce the amount of revenue to the Company and could adversely impact the Company’s results of operations, including if the Company was not able to eliminate costs and overhead in connection with the termination of the Haggen TSA and/or the supply agreement or if one or both agreements had a reduced scope or volume. Additionally, the Company has filed for approximately $2 of administrative 503(b)(9) priority claims and for approximately $8 of other claims with the bankruptcy court. The Company could be exposed to claims from third parties from which the Company sourced products, services, licenses and similar benefits on behalf of Haggen. Failure to recover the amounts payable by Haggen or any adverse results from any such claims from third parties could adversely impact the Company’s results of operations.
The following risk factors reflect material changes in risk factors for the Company since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2015:
The results and impact of the Company’s announcement that it is exploring a separation of its Save-A-Lot segment and that it has begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company are uncertain and cannot be determined.
On July 28, 2015, the Company announced that it is exploring a separation of its Save-A-Lot segment, and that as part of that process it has begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company, including engaging financial and legal advisors. On January 7, 2016, the Company filed a Form 10 with the SEC as part of its ongoing exploration into a potential separation of Save-A-Lot. No specific timetable for a separation has been set and there can be no assurance that a separation will be completed or that any other change in the Company’s overall structure or business model will occur. Any transaction or other change in the Company’s overall structure or business model that is ultimately completed may not deliver the anticipated benefits or enhance shareholder value. The Company has, and expects to continue to, incur expenses associated with preparing for a possible spin-off, and the process of considering, preparing for and implementing such a course of action may distract the Company’s management team from their day-to-day responsibilities and make it more difficult to retain employees, and may otherwise be disruptive to the Company’s business operations. Any of these risks or uncertainties could adversely affect the Company’s business, financial condition, results of operations or cash flows.
Disruptions to the Company’s or third-party information technology systems, including future cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect the Company’s business and results of operations.

The efficient operation of the Company’s businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Information systems are vulnerable to disruptions and security breaches by computer hackers and cyber terrorists. The Company relies on industry accepted security measures and technology to securely maintain confidential and proprietary information stored on the Company’s information systems, and continues to invest in maintaining and upgrading the systems and applications to control risk. The Company also relies on third-party systems and software that are critical to the operation of its business, including accepting credit, debit, EBT and gift cards. In response to the information technology intrusions the Company experienced in the second quarter of fiscal 2015, the Company has taken and is continuing to take actions to strengthen the security of its information technology systems. Nevertheless, these measures and technology may not adequately prevent security breaches in the future or the Company may not be able to timely implement these measures and technology. There can be no assurance that the Company will not suffer another intrusion or that a third-party relied on by the Company will not suffer an intrusion, that unauthorized parties will not gain access to confidential or personal information, or that any such incident will be discovered promptly. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target, and the Company or our third-party provider may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the unavailability of the information systems or failure of these systems or software to perform as anticipated for any reason, including a major disaster, technical malfunction or business interruption, and any inability to respond to, or recover from, such an event, or any inability to timely implement new security measures or technology, could disrupt the Company’s business, impact the Company’s customers and could result in decreased performance, increased overhead costs and increased risk for liability, causing the Company’s business and results of operations to suffer.

Additionally, the Company’s businesses involve the receipt and storage of sensitive data, including personal information about the Company’s customers and employees and proprietary business information of the Company and its customers and vendors. The Company may also share information with vendors that assist the Company in conducting its business, as required by law, with the permission of the individual or as permitted under the Company’s privacy policy. As a merchant that accepts debit and credit cards for payment, the Company is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, the Company is also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. The payment card industry has set October 1, 2015 as the date on which it will shift liability for certain transactions to retailers who are not able to accept Europay, MasterCard, Visa (EMV) transactions. The Company expects to implement the EMV technology in calendar year 2016. As a result, before the implementation of the EMV technology, the Company may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees. As a result of the intrusions, the Company engaged a new third-party security firm to provide the Company a report on compliance with PCI DSS. This transition of security firms delayed the Company’s receipt of its report on PCI DSS compliance. On June 30, 2015, the Company received its merchant report on compliance and on September 30, 2015, the Company received its service provider report on compliance with respect to PCI DSS version 3.1.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
September 13, 2015 to October 10, 2015	—	$—	—	$—
Second four weeks
October 11, 2015 to November 7, 2015	4,251	$7.21	—	$—
Third four weeks
November 8, 2015 to December 5, 2015	—	$—	—	$—
Totals	4,251	$7.21	—	$—

(1)	The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2016 contains three 28-day periods.

(2)
These amounts include the deemed surrender by participants in the Company's compensatory stock plans of 4,251 shares of previously issued common stock. These are in payment of the purchase price of shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Letter Agreement, dated December 2, 2015, between SUPERVALU INC. and Eric Claus.*

12.1	Ratio of earnings to fixed charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 5, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

* Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 13, 2016	/s/ SUSAN S. GRAFTON
Susan S. Grafton Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

10.1	Letter Agreement, dated December 2, 2015, between SUPERVALU INC. and Eric Claus.*

12.1	Ratio of earnings to fixed charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 5, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

* Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.