Form 10-Q
period 2016-06-18
SUPERVALU INC
filed 2016-07-27
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended June 18, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 22, 2016, there were 265,772,368 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Net sales
Wholesale	$2,275	$2,462
% of total	43.8%	45.6%
Save-A-Lot	1,432	1,408
% of total	27.6%	26.0%
Retail	1,431	1,473
% of total	27.5%	27.2%
Corporate	58	64
% of total	1.1%	1.2%
Total net sales	$5,196	$5,407
	100.0%	100.0%
Operating earnings
Wholesale	$64	$77
% of Wholesale sales	2.8%	3.1%
Save-A-Lot	39	51
% of Save-A-Lot sales	2.7%	3.6%
Retail	8	33
% of Retail sales	0.6%	2.2%
Corporate	22	(3)
Total operating earnings	133	158
% of total net sales	2.6%	2.9%
Interest expense, net	60	59
Equity in earnings of unconsolidated affiliates	(1)	(2)
Earnings from continuing operations before income taxes	74	101
Income tax provision	27	38
Net earnings from continuing operations	47	63
Income from discontinued operations, net of tax	—	1
Net earnings including noncontrolling interests	47	64
Less net earnings attributable to noncontrolling interests	(1)	(3)
Net earnings attributable to SUPERVALU INC.	$46	$61
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Net sales	$5,196	$5,407
Cost of sales	4,417	4,597
Gross profit	779	810
Selling and administrative expenses	646	652
Operating earnings	133	158
Interest expense, net	60	59
Equity in earnings of unconsolidated affiliates	(1)	(2)
Earnings from continuing operations before income taxes	74	101
Income tax provision	27	38
Net earnings from continuing operations	47	63
Income from discontinued operations, net of tax	—	1
Net earnings including noncontrolling interests	47	64
Less net earnings attributable to noncontrolling interests	(1)	(3)
Net earnings attributable to SUPERVALU INC.	$46	$61

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.17	$0.23
Discontinued operations	$—	$—
Basic net earnings per share	$0.17	$0.23
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.17	$0.23
Discontinued operations	$—	$—
Diluted net earnings per share	$0.17	$0.23
Weighted average number of shares outstanding:
Basic	264	262
Diluted	267	268
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Net earnings including noncontrolling interests	$47	$64
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	6	14
Recognition of interest rate swap cash flow hedge(2)	—	(1)
Total other comprehensive income	6	13
Comprehensive income including noncontrolling interests	53	77
Less comprehensive income attributable to noncontrolling interests	(1)	(3)
Comprehensive income attributable to SUPERVALU INC.	$52	$74

(1)	Amounts are net of tax expense of $4 and $8 for the first quarters of fiscal 2017 and 2016, respectively.

(2)	Amounts are net of tax expense (benefit) of $0 and $(1) for the first quarters of fiscal 2017 and 2016, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	June 18, 2016	February 27, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59	$57
Receivables, net	466	451
Inventories, net	1,078	1,036
Other current assets	88	91
Total current assets	1,691	1,635
Property, plant and equipment, net	1,458	1,481
Goodwill	868	867
Intangible assets, net	52	55
Deferred tax assets	202	228
Other assets	102	104
Total assets	$4,373	$4,370
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,136	$1,118
Accrued vacation, compensation and benefits	182	182
Current maturities of long-term debt and capital lease obligations	25	124
Other current liabilities	145	148
Total current liabilities	1,488	1,572
Long-term debt	2,257	2,197
Long-term capital lease obligations	203	203
Pension and other postretirement benefit obligations	560	578
Long-term tax liabilities	82	81
Other long-term liabilities	166	172
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 266 and 266 shares issued, respectively	3	3
Capital in excess of par value	2,806	2,808
Treasury stock, at cost, 1 and 1 shares, respectively	(5)	(5)
Accumulated other comprehensive loss	(416)	(422)
Accumulated deficit	(2,779)	(2,825)
Total SUPERVALU INC. stockholders’ deficit	(391)	(441)
Noncontrolling interests	8	8
Total stockholders’ deficit	(383)	(433)
Total liabilities and stockholders’ deficit	$4,373	$4,370
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Deficit	Non-controlling Interests	Total Stockholders’ Deficit
Balances as of February 28, 2015	$3	$2,810	$(33)	$(423)	$(3,003)	$(646)	$10	$(636)
Net earnings	—	—	—	—	61	61	3	64
Other comprehensive income, net of tax of $7	—	—	—	13	—	13	—	13
Sales of common stock under option plans	—	(8)	10	—	—	2	—	2
Stock-based compensation	—	7	—	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Tax impact on stock-based awards and other	—	(16)	8	—	—	(8)	—	(8)
Balances as of June 20, 2015	$3	$2,793	$(15)	$(410)	$(2,942)	$(571)	$10	$(561)

Balances as of February 27, 2016	$3	$2,808	$(5)	$(422)	$(2,825)	$(441)	$8	$(433)
Net earnings	—	—	—	—	46	46	1	47
Other comprehensive income, net of tax of $4	—	—	—	6	—	6	—	6
Sales of common stock under option plans	—	—	—	—	—	—	—	—
Stock-based compensation	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Tax impact on stock-based awards and other	—	(6)	—	—	—	(6)	1	(5)
Balances as of June 18, 2016	$3	$2,806	$(5)	$(416)	$(2,779)	$(391)	$8	$(383)
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$47	$64
Income from discontinued operations, net of tax	—	1
Net earnings from continuing operations	47	63
Adjustments to reconcile Net earnings from continuing operations to Net cash provided by operating activities – continuing operations:
Asset impairment and other charges	1	—
Loss on debt extinguishment	7	—
Net gain on sale of assets and exits of surplus leases	(1)	—
Depreciation and amortization	86	83
LIFO charge	2	3
Deferred income taxes	16	(14)
Stock-based compensation	4	7
Net pension and other postretirement benefits (income) expense	(7)	11
Contributions to pension and other postretirement benefit plans	(1)	(37)
Other adjustments	4	9
Changes in operating assets and liabilities, net of effects from business acquisitions	(37)	(14)
Net cash provided by operating activities – continuing operations	121	111
Net cash provided by operating activities – discontinued operations	—	1
Net cash provided by operating activities	121	112
Cash flows from investing activities
Proceeds from sale of assets	1	1
Purchases of property, plant and equipment	(59)	(49)
Payments for business acquisitions	(3)	(1)
Other	—	(21)
Net cash used in investing activities	(61)	(70)
Cash flows from financing activities
Proceeds from issuance of debt	58	—
Proceeds from sale of common stock	—	2
Payments of debt and capital lease obligations	(109)	(17)
Payments for debt financing costs	(5)	(1)
Distributions to noncontrolling interests	(2)	(3)
Other	—	—
Net cash used in financing activities	(58)	(19)
Net increase in cash and cash equivalents	2	23
Cash and cash equivalents at beginning of period	57	114
Cash and cash equivalents at the end of period	$59	$137
SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$20	$17
Capital lease asset additions	$7	$—
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$54	$62
Income taxes paid, net	$3	$4

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (the “Company”, “Supervalu”, “we”, “us” or “our”) for the first quarters ended June 18, 2016 and June 20, 2015 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. The results of operations for the first quarter ended June 18, 2016 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.
Fiscal Year
The Company operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the first quarters of fiscal 2017 and 2016 relate to the 16 week fiscal quarters ended June 18, 2016 and June 20, 2015, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 18, 2016 and February 27, 2016, the Company had net book overdrafts of $109 and $131, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $217 at June 18, 2016 and $215 at February 27, 2016. The Company recorded a LIFO charge of $2 and $3 for the first quarters ended June 18, 2016 and June 20, 2015, respectively.

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance under Accounting Standard Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The Company is required to adopt this new authoritative guidance in the first quarter of fiscal 2021. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.
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
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new authoritative guidance will likely be adopted by the Company during the first quarter of fiscal 2019, as permitted by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The adoption will include updates as provided under ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently evaluating which approach it will apply and the potential impact of the adoption on its consolidated financial statements.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 27, 2016	Additions	Impairments	Other net adjustments	June 18, 2016
Goodwill:
Wholesale	$710	$—	$—	$—	$710
Save-A-Lot	142	1	—	—	143
Retail	15	—	—	—	15
Total goodwill	$867	$1	$—	$—	$868

Intangible assets:
Favorable operating leases, prescription files, customer lists and other (accumulated amortization of $100 and $97 as of June 18, 2016 and February 27, 2016, respectively)	$142	$—	$—	$(1)	$141
Trademarks and tradenames – indefinite useful lives	9	—	—	1	10
Non-compete agreements (accumulated amortization of $2 and $2 as of June 18, 2016 and February 27, 2016, respectively)	3	—	—	—	3
Total intangible assets	154	—	—	—	154
Accumulated amortization	(99)	(3)	—	—	(102)
Total intangible assets, net	$55				$52
Amortization of intangible assets with definite useful lives was $3 and $3 for the first quarters ended June 18, 2016 and June 20, 2015, respectively. Future amortization expense is anticipated to average approximately $6 per fiscal year for each of the next five fiscal years.

NOTE 3—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in the Company’s reserves for closed properties consisted of the following:

June 18, 2016 (16 weeks)
Reserves for closed properties at beginning of the fiscal year	$29
Additions	1
Payments	(4)
Adjustments	—
Reserves for closed properties at the end of period	$26

Property, Plant and Equipment Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Property, plant and equipment:
Carrying value	$2	$2
Fair value measured using Level 3 inputs	2	2
Impairment charge	$—	$—

NOTE 4—FAIR VALUE MEASUREMENTS
Recurring fair value measurements were as follows:

		June 18, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$5	$—	$—	$5
Total		$5	$—	$—	$5

Liabilities:
Deferred compensation	Other current liabilities	$—	$8	$—	$8
Deferred compensation	Other long-term liabilities	—	29	—	29
Diesel fuel derivatives	Other current liabilities	—	1	—	1
Interest rate swap derivative	Other current liabilities	—	3	—	3
Interest rate swap derivative	Other long-term liabilities	—	3	—	3
Total		$—	$44	$—	$44

		February 27, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$6	$—	$—	$6
Total		$6	$—	$—	$6

Liabilities:
Deferred compensation	Other current liabilities	$—	$7	$—	$7
Deferred compensation	Other long-term liabilities	—	35	—	35
Diesel fuel derivatives	Other current liabilities	—	2	—	2
Interest rate swap derivative	Other current liabilities	—	3	—	3
Interest rate swap derivative	Other long-term liabilities	—	3	—	3
Total		$—	$50	$—	$50
Diesel Fuel Derivatives
Fuel derivative gains (losses) are included within Cost of sales in the Condensed Consolidated Statements of Operations and were $0 and $(1) for the first quarters of fiscal 2017 and 2016, respectively.

Interest Rate Swap Derivatives
In the first quarters of fiscal 2017 and 2016, $1 and $0 were recorded within Interest expense, net in the Condensed Consolidated Statements of Operations for interest rate swap derivative reclassifications from Accumulated other comprehensive loss into earnings, respectively. No amounts were reclassified related to hedging ineffectiveness.
As of June 18, 2016, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $6 and a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $1.
Non-recurring Fair Value Measurements
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
The estimated fair value of notes receivable was greater than their carrying amount by approximately $2 and $1 as of June 18, 2016 and February 27, 2016, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of the Company’s long-term debt was less than the carrying amount, excluding debt financing costs, by approximately $125 and $236 as of June 18, 2016 and February 27, 2016, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.

NOTE 5—LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	June 18, 2016	February 27, 2016
5.50% Secured Term Loan Facility due March 2019	$1,356	$1,459
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
1.69% to 3.75% Revolving ABL Credit Facility due February 2021	196	138
Debt financing costs, net	(41)	(45)
Original issue discount on debt	(4)	(5)
Total debt	2,257	2,297
Less current maturities of long-term debt	—	(100)
Long-term debt	$2,257	$2,197
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
Senior Secured Credit Agreements
As of June 18, 2016 and February 27, 2016, the Company had outstanding borrowings of $1,356 and $1,459, respectively, under its $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 4.50 percent subject to a floor on LIBOR of 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interests in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of June 18,

2016 and February 27, 2016, there was $793 and $781, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). As of June 18, 2016 and February 27, 2016, $0 and $102 of the Secured Term Loan Facility was classified as current.

On May 20, 2016, the Company entered into a third amendment to the Secured Term Loan Facility (the “Third Term Loan Amendment”) that permits the Company and its subsidiaries to undertake certain transactions reasonably determined by the Company to be necessary to effectuate a separation of Save-A-Lot (“SpinCo”) and the distribution to the Company’s stockholders of a portion of the shares of common stock of SpinCo (the “Distribution”) and to dispose of the interest in SpinCo that the Company retains in the Distribution, subject to certain conditions. Among other things, the term loan lenders’ consent to the Distribution is conditioned upon SpinCo, Moran Foods, LLC or one or more of their respective subsidiaries incurring indebtedness in an aggregate principal amount of at least $400, the Company prepaying at least $350 in aggregate principal amount of borrowings under the Secured Term Loan Facility, and the amount of equity interests of SpinCo distributed in the Distribution being no greater than the minimum amount (as reasonably determined by the Company in good faith) required to satisfy the requirements of Section 355 of the Internal Revenue Code of 1986, as amended. In accordance with the terms of the Third Term Loan Amendment, the net cash proceeds of any future disposition of the equity interests in SpinCo that the Company retains in the Distribution could be required to be used to prepay borrowings under the Secured Term Loan Facility. The Third Term Loan Amendment also increased the interest rate for the term loan from LIBOR plus 3.50 percent to LIBOR plus 4.50 percent with the floor on LIBOR remaining at 1.00 percent, subject to further increase of 0.25 percent if certain rating conditions are not satisfied. During the first quarter ended June 18, 2016, in connection with the completion of the Third Term Loan Amendment, the Company paid debt financing costs of approximately $5, of which $4 was capitalized and $1 was expensed, and recognized a non-cash charge of approximately $3 for the write-off of existing unamortized debt financing costs and $1 for the accelerated amortization of original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company's Excess Cash Flow in fiscal 2016, a $99 prepayment was required and paid in the first quarter ended June 18, 2016. The potential amount of prepayment from Excess Cash Flow that may be required for fiscal 2017 is not reasonably estimable as of June 18, 2016.
As of June 18, 2016 and February 27, 2016, there were $196 and $138, respectively, of outstanding borrowings under the Revolving ABL Credit Facility. As of June 18, 2016, letters of credit outstanding under the Revolving ABL Credit Facility were $68 at fees of 1.375 percent, and the unused available credit under this facility was $732 with facility fees of 0.25 percent. As of February 27, 2016, letters of credit outstanding under the Revolving ABL Credit Facility were $76 at fees of 1.625 percent, and the unused available credit under this facility was $744 with facility fees of 0.25 percent. As of June 18, 2016, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,287 of certain inventory assets included in Inventories, net, $240 of certain receivables included in Receivables, net, $32 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets. As of February 27, 2016, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,238 of certain inventory assets included in Inventories, net, $222 of certain receivables included in Receivables, net, $23 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets.
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During the first quarter ended June 18, 2016, the Company borrowed $1,116 and repaid $1,058 under its Revolving ABL Credit Facility. During the first quarter ended June 20, 2015, the Company borrowed $234 and repaid $234 under its Revolving ABL Credit Facility. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in their present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of June 18, 2016, the aggregate cap on Restricted Payments was approximately $399. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving ABL Credit Facility as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by certain debt prepayments made by the Company. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
The $400 of 6.75 percent Senior Notes due June 2021 and the $350 of 7.75 percent Senior Notes due November 2022 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 6—INCOME TAXES
The tax provision for the first quarters of fiscal 2017 and 2016 included $1 of discrete tax expense and $2 of net discrete tax benefit, respectively.

NOTE 7—STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance share units (collectively referred to as “stock-based awards”) of $4 and $7 for the first quarters of fiscal 2017 and 2016, respectively.
Stock Options
In April 2016 and April 2015, the Company granted 1 and 4 non-qualified stock options, respectively, to certain employees under the Company’s 2012 Stock Plan with weighted average grant date fair values of $2.67 per share and $3.67 per share, respectively. The stock options vest over a period of three years and were awarded as part of a broad-based employee incentive program designed to retain and motivate employees across the Company.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Dividend yield	—%	—%
Volatility rate	54.2%	49.0—50.6%
Risk-free interest rate	1.3%	1.2—1.4%
Expected life	5.0 years	4.0—5.0 years

Restricted Stock and Restricted Stock Units
In the first quarter of fiscal 2017, the Company granted 4 restricted stock units ("RSUs") to certain employees under the 2012 Stock Plan. The RSUs vest over a three year period from the date of the grant and were granted at a fair value of $5.64 per award. In the first quarter of fiscal 2016, the Company granted 2 restricted stock awards (“RSAs”) to certain employees under the 2012 Stock Plan. The RSAs vest over a three year period from the date of grant and were granted at a fair value of $8.79 per unit.
Performance Share Units
In April 2016, the Company granted 1 performance share units (“PSUs”) to certain employees under the 2012 Stock Plan. The PSUs have a fiscal 2017-2019 performance period and settle in shares of the Company’s stock. The Company used the Monte Carlo method to estimate the fair value of the PSUs at grant date based upon the following assumptions:

First Quarter Ended
June 18, 2016 (16 weeks)
Dividend yield	—%
Volatility rate	41.3%
Risk-free interest rate	0.9%
Expected life	2.8 years

NOTE 8—BENEFIT PLANS
Net periodic benefit expense (income) and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Service cost	$—	$—	$—	$—
Interest cost	26	33	1	1
Expected return on assets	(44)	(44)	—	—
Amortization of prior service benefit	—	—	(5)	(4)
Amortization of net actuarial loss	14	24	1	2
Net periodic benefit (income) expense	$(4)	$13	$(3)	$(1)
Contributions to benefit plans	$(1)	$(26)	$—	$(11)
Multiemployer Pension Plans
During the first quarters of fiscal 2017 and 2016, the Company contributed $12 and $11, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Pension Contributions
No minimum contributions are required to the Company's pension plans in fiscal 2017 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company anticipates fiscal 2017 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $30 to $35.

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

The following table reflects the calculation of basic and diluted net earnings per share:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Net earnings from continuing operations	$47	$63
Less net earnings attributable to noncontrolling interests	(1)	(3)
Net earnings from continuing operations attributable to SUPERVALU INC.	46	60
Income from discontinued operations, net of tax	—	1
Net earnings attributable to SUPERVALU INC.	$46	$61

Weighted average number of shares outstanding—basic	264	262
Dilutive impact of stock-based awards	3	6
Weighted average number of shares outstanding—diluted	267	268

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.17	$0.23
Discontinued operations	$—	$—
Basic net earnings per share	$0.17	$0.23
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.17	$0.23
Discontinued operations	$—	$—
Diluted net earnings per share	$0.17	$0.23
Stock-based awards of 17 and 6 that were outstanding during the first quarters of fiscal 2017 and 2016, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive.

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

Changes in Accumulated other comprehensive loss by component for the first quarter of fiscal 2017 are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(418)	$(4)	$(422)
Other comprehensive loss before reclassifications(1)	—	(1)	(1)
Amortization of amounts included in net periodic benefit cost(2)	6	—	6
Amortization of cash flow hedge(3)	—	1	1
Net current-period Other comprehensive income(4)	6	—	6
Accumulated other comprehensive loss at the end of period, net of tax	$(412)	$(4)	$(416)
(1)Amount is net of tax benefit of $0, $0 and $0, respectively.
(2)Amount is net of tax expense of $4, $0 and $4, respectively.
(3)Amount is net of tax expense of $0, $0 and $0, respectively.
(4)Amount is net of tax expense of $4, $0 and $4, respectively.
Changes in Accumulated other comprehensive loss by component for the first quarter of fiscal 2016 are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(423)	$—	$(423)
Other comprehensive loss before reclassifications(1)	—	(1)	$(1)
Amortization of amounts included in net periodic benefit cost(2)	14	—	14
Net current-period Other comprehensive loss(3)	14	(1)	13
Accumulated other comprehensive loss at the end of period, net of tax	$(409)	$(1)	$(410)
(1)Amount is net of tax (benefit) of $0, $(1) and $(1), respectively.
(2)Amount is net of tax expense of $8, $0 and $8, respectively.
(3)Amount is net of tax expense (benefit) of $8, $(1) and $7, respectively.

Items reclassified out of accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)	Affected Line Item on Condensed Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit expense(1)	$9	$20	Selling and administrative expenses
Amortization of amounts included in net periodic benefit expense(1)	1	2	Cost of sales
Total reclassifications	10	22
Income tax benefit	(4)	(8)	Income tax provision
Total reclassifications, net of tax	$6	$14

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$1	$—	Interest expense, net
Income tax benefit	—	—	Income tax provision
Total reclassifications, net of tax	$1	$—

(1)	Amortization of amounts included in net periodic benefit expense include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 8—Benefit Plans.
As of June 18, 2016, the Company expects to reclassify $3 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve month period.

NOTE 11—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Potential Separation of Save-A-Lot Business
On July 28, 2015, the Company announced that it is exploring a separation of its Save-A-Lot segment, and that as part of that process it had begun preparations to allow for a possible spin-off of Save-A-Lot into a stand-alone, publicly traded company. On June 9, 2016, Save-A-Lot, Inc. filed an Amendment No. 1 to Form 10 with the Securities and Exchange Commission (the “SEC”) as part of its ongoing exploration into a potential separation of Save-A-Lot. No specific timetable for a separation has been set and there can be no assurance that a separation will be completed or that any other change in the Company’s overall structure or business model will occur.
Guarantees and Contingent Liabilities
The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 18, 2016. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 15 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the wholesale customer or other third party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the wholesale customer.
The Company reviews performance risk related to its guarantees obligations based on internal measures of credit performance. As of June 18, 2016, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $65 and represented $46 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s lease assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.
The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, service agreements, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.
Following the sale of New Albertson's Inc. ("NAI") on March 21, 2013, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by Supervalu with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of June 18, 2016, using actuarial estimates as of December 31, 2015, the total undiscounted amount of all such guarantees was estimated at $142 ($128 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
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
Haggen
The Company entered into a transition services agreement with Haggen in December 2014 (the “Haggen TSA”) to provide certain services to 164 stores owned and being acquired by Haggen in five states. The Company also entered into a supply agreement with Haggen to supply goods and products to Haggen stores in Washington and Oregon. On September 8, 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Through the bankruptcy process, Haggen has now closed or sold all 164 stores. The transition and wind down of the Haggen TSA and supply agreement occurred in the first quarter of fiscal 2017, with the Company now providing limited services in connection with the wind down of the Haggen estate. The Company has filed for approximately $2 of administrative 503(b)(9) priority claims and for approximately $8 of other claims with the bankruptcy court. The Company could be exposed to claims from third parties from which the Company sourced products, services, licenses and similar benefits on behalf of Haggen. The Company has reserved for probable losses related to a portion of these claims and receivables. It is reasonably possible that the Company could experience losses in excess of the amount of such reserves; however, at this time the Company cannot reasonably estimate a range of such excess losses because of the factual and legal issues related to whether the Company would have liability for any such third-party claims, if such third-party claims were asserted against the Company.
Information Technology Intrusions
Computer Network Intrusions – In fiscal 2015, the Company announced it had experienced two separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores. An investigation of those intrusions supported by third-party data forensics experts is ongoing. Given the continuing nature of the investigation, it is possible that it will be determined that information was stolen from the Company during one or both of these intrusions, or that new or different time frames, locations, at-risk data, and/or other facts will be identified in the future.
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
Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations and, although the Company’s network has previously been found to be compliant with applicable data security standards, the forensic investigator working on behalf of the payment card brands has concluded that the Company was not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. As a result, the Company expects the payment card brands to allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. The Company believes the payment card brands will make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers' claimed losses. The Company does not currently believe that the amount, if any, paid on any payment card brand claims that might be asserted would be material to the Company’s consolidated results of operations, cash flows or financial condition. In addition, one payment card brand has placed us in a “probationary status” for a period of two years following our re-validation as PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by the payment card brand could result in the imposition of further conditions, including but not limited to disqualification from the payment system. The Company does not anticipate material costs to comply with the probationary requirements.
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
Insurance Coverage and Expenses – The Company had $50 of cyber threat insurance above a per incident deductible of $1 at the time of the intrusions, which it believes should mitigate the financial effect of these intrusions, including claims made or that might be made against the Company based on these intrusions. The Company now maintains $90 of cyber threat insurance above a per incident deductible of approximately $3, in each case subject to certain sublimits.
Other Contractual Commitments
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 18, 2016, the Company had approximately $331 of non-cancelable future purchase obligations.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff and denying plaintiffs’ request to seek class certification for a group of New England retailers. On August 20, 2015, the District Court affirmed the Magistrate Judge’s order. In September 2015, the plaintiffs appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On March 1, 2016, the plaintiffs filed a class certification motion seeking to certify five District Court classes of retailers in the Midwest and the Company filed its response on May 6, 2016. The hearing on class certification occurred on July 19, 2016.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the “Criminal Intrusion”). The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: Supervalu Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. The Company filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court's dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and the Company filed its response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs' motion to vacate the District Court's dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, the Company filed a cross-appeal to preserve its additional arguments for dismissal of the plaintiffs' complaint.
On June 30, 2015, the Company received a letter from the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) seeking documents and information regarding the Company’s HIPAA breach notification and reporting from 2009 to the present. The letter indicates that the OCR Midwest Region is doing a compliance review of the Company’s alleged failure to report small breaches of protected health information related to its pharmacy operations (e.g., any incident involving less than 500 individuals). On September 4, 2015, the Company submitted its response to OCR’s letter. While the Company does not believe that a loss is probable by reason of the compliance review, the Company believes that a loss is reasonably possible; however, at this time the Company cannot estimate a range of possible losses because the OCR's review is at the early stages and the Company does not know if OCR will find a violation(s) and, if so, what violation(s) and whether OCR will proceed with corrective action, issuance of penalties or monetary settlement. The potential penalties related to the issues being investigated are up to $50 thousand per violation (which can be counted per day) with a $1.5 per calendar year maximum for multiple violations of a single provision (with the potential for finding violations of multiple provisions each with a separate $1.5 per calendar year maximum); however, as noted above, any actual penalties will be determined only after consideration by OCR of various factors, including the nature of any violation, remedial actions taken by the Company and other factors determined relevant by OCR.
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

NOTE 12—SEGMENT INFORMATION
Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 13—DISCONTINUED OPERATIONS
The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Net sales	$—	$—
Loss before income taxes from discontinued operations	—	(3)
Income tax benefit	—	(4)
Income from discontinued operations, net of tax	$—	$1

NOTE 14—SUBSEQUENT EVENTS

On July 5, 2016, the Company announced it had entered into a long-term supply agreement with Indiana-based Marsh Supermarkets to serve as its primary grocery wholesaler and to provide certain professional services to the grocery chain. Founded in 1931 and headquartered in Indianapolis, Indiana, Marsh operates approximately 70 Marsh Supermarkets and O’Malia Food Markets across Indiana and Ohio. The transition of stores is expected to be completed by approximately the end of September 2016.
On July 13, 2016, the Company announced it had entered into a definitive agreement to acquire 22 Food Lion grocery stores that are being sold in connection with the merger between Ahold and Delhaize. The 22 Food Lion stores are located in northern West Virginia, western Maryland, south central Pennsylvania and northwestern Virginia. The acquired stores will be converted to the Company's Shop ‘N Save format and at least initially be operated by the Company. The Company is in discussions with certain of its wholesale customers and the Federal Trade Commission on ways for its wholesale customers to have an interest in these stores going forward.

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
EXECUTIVE OVERVIEW
First Quarter of Fiscal 2017 Highlights
Financial highlights for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 include:

•
Net sales were $5,196, a decrease of $211 or 3.9 percent, primarily due to lost Wholesale customers and lower sales to existing Wholesale customers, lower identical store sales in our Retail and Save-A-Lot businesses and lost Save-A-Lot licensees, offset in part by new corporate Save-A-Lot and Retail stores.

•	Gross profit was $779, a decrease of $31 or 3.8 percent, which included lower gross profit as a result of declines in sales in our Retail and Wholesale businesses, and lower transition services fees.

•
Operating earnings were $133, a decrease of $25 or 15.8 percent, primarily due to lower gross profit from decreased sales and higher employee-related costs from new stores, offset in part by lower pension expense in selling and administrative expenses.

•
Net cash provided by operating activities of continuing operations increased $10 primarily due to lower benefit plan contributions, offset in part by higher levels of cash utilized in operating assets and liabilities.

•
Net cash used in investing activities of continuing operations decreased $9 primarily due to a reduction in cash paid for intangible and other assets, offset in part by an increase in cash paid for capital expenditures.

•
Net cash used in financing activities of continuing operations increased $39 primarily due to higher levels of required prepayments of the Secured Term Loan Facility in the first quarter of fiscal 2017, offset in part by higher levels of net borrowings under the Revolving ABL Credit Facility.

Business Strategies and Initiatives
The Company’s vision, which has and will continue to guide its strategic and operational decisions, is to become the leading distributor of consumable products and provider of services to retailers in the United States. Initiatives in each of the Company’s segments include:
Wholesale:

•	Targeting sales growth by continuing to affiliate new customers, including larger chain businesses, and more aggressively pursuing external growth and market opportunities

◦
On July 5, 2016, the Company announced it had entered into a long-term supply agreement with Indiana-based Marsh Supermarkets to serve as its primary grocery wholesaler and to provide certain professional services to the grocery chain. Founded in 1931 and headquartered in Indianapolis, Indiana, Marsh operates approximately 70 Marsh Supermarkets and O’Malia Food Markets across Indiana and Ohio. The transition of stores is expected to be completed by approximately the end of September 2016.

◦
On July 13, 2016, the Company announced it had entered into a definitive agreement to acquire 22 Food Lion grocery stores that are being sold in connection with the merger between Ahold and Delhaize. The 22 Food Lion stores are located in northern West Virginia, western Maryland, south central Pennsylvania and northwestern Virginia. The acquired stores will be converted to the Company's Shop ‘N Save format and at least initially be operated by the Company. The Company is in discussions with certain of its wholesale customers and the Federal Trade Commission on ways for its wholesale customers to have an interest in these stores going forward.

•
Driving sales to existing customers through fresh product offerings, such as produce, and by enhancing the Company's professional services offerings, including merchandise and promotional planning, design and back-office technical and financial services

•	Improving the efficiency of the Company's operations, including its information technology infrastructure and maximizing the use of trucking miles and warehouse capacity

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

◦	The Company acquired the America’s Choicesm brand and will be enhancing its private label assortment with the introduction of new and innovative items under this label

•	Growing the Save-A-Lot store footprint through new corporate and licensed store openings

•	Optimizing the store network including by opportunistically converting corporate stores to licensed stores and vice versa for profitable growth

•	Improving operational efficiencies and managing costs to offer compelling value to customers
Retail:

•	Driving profitable sales by investing in price, optimizing promotions and enhancing product offerings and displays with local, growing and private label categories

•	Driving store performance by managing inventory levels and reducing inventory shrink rates, as well as standardizing certain store processes

•
Continued development and sales penetration of the Company's private label product offerings, including organic products, by providing innovative products in multiple channels across Retail and Wholesale

•	Investing capital on new stores, relocations and targeted store remodels
Corporate:

•	Continued management of the Company's overhead cost structure to enable investments in lower prices to customers

•	Providing high-quality administrative support services by enhancing the Company's service offerings and information technology systems

•	Continued exploration of a potential separation of the Save-A-Lot business

◦	On June 9, 2016, Save-A-Lot, Inc. filed an Amendment No. 1 to Form 10 with the SEC as part of Save-A-Lot's potential separation from the Company into a stand-alone, publicly traded company.

◦
Building a quality Save-A-Lot management team, including having appointed Eric Claus as Chief Executive Officer, who brings over thirty years of experience in the retail industry where he has gained deep experience in both hard discount and grocery retail in both the United States and Canada.

Impact of Inflation and Deflation
The Company monitors product cost inflation and deflation and evaluates whether to absorb cost increases or decreases, or pass on pricing changes. The Company has experienced a mix of inflation and deflation across product categories within all three of its business segments during the first quarter of fiscal 2017, with higher levels of deflation within the meat product category.
In aggregate across all of the Company’s businesses and taking into account the mix of products, management estimates the Company’s businesses experienced slight cost deflation in the first quarter of fiscal 2017. All segments incurred cost deflation within the meat and egg product categories. Management estimates Save-A-Lot incurred cost deflation in the mid-single digits as a percentage in the first quarter of fiscal 2017. Cost deflation continues to be greater within Save-A-Lot, particularly within its licensee distribution business, compared to Wholesale and Retail, due to product mix and product sourcing on private-label products.
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
Services Agreements
The Company provides back-office administrative support services under the TSA with NAI and Albertson's LLC and is also providing services as needed to transition and wind down the TSA with NAI and Albertson's LLC. The Company estimates that the complete transition and wind down of the TSA with NAI and Albertson's LLC could take approximately two to three more years.

In connection with Haggen’s bankruptcy process, Haggen has now closed or sold all 164 of its stores. The transition and wind down of the Haggen transition services agreement occurred in the first quarter of fiscal 2017, with the Company now providing limited services in connection with the wind down of the Haggen estate.
The Company is focused on driving professional services sales to existing and new customers through enhanced offerings, including merchandise and promotional planning, store design and back-office technical and financial services, which is one component of the Company’s plans to mitigate the impact of the wind down of the transition services agreements with NAI, Albertson's LLC and Haggen.

RESULTS OF OPERATIONS

The following table summarizes operating data we believe is important to our business:

	First Quarter Ended
Results of Operations	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Net sales	$5,196	$5,407
Cost of sales	4,417	4,597
Gross profit	779	810
Selling and administrative expenses	646	652
Operating earnings	133	158
Interest expense, net	60	59
Equity in earnings of unconsolidated affiliates	(1)	(2)
Earnings from continuing operations before income taxes	74	101
Income tax provision	27	38
Net earnings from continuing operations	47	63
Income from discontinued operations, net of tax	—	1
Net earnings including noncontrolling interests	47	64
Less net earnings attributable to noncontrolling interests	(1)	(3)
Net earnings attributable to SUPERVALU INC.	$46	$61
Diluted continuing operations net earnings per share attributable to SUPERVALU INC.	$0.17	$0.23
Weighted average shares outstanding—diluted	267	268
Other Statistics
Depreciation and amortization	$86	$83
Capital expenditures(1)	$66	$49
Adjusted EBITDA(2)	$222	$246
Financial Position
Working capital(3)	$420	$137
Total assets	$4,373	$4,491
Total debt and capital lease obligations	$2,485	$2,712
Stores Supplied and Operated:
Wholesale primary stores	1,773	1,857
Save-A-Lot licensee stores	896	902
Save-A-Lot corporate stores	472	433
Retail stores	201	197
Subtotal	3,342	3,389
Wholesale secondary stores	203	208
Total number of stores	3,545	3,597

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

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

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $217 and $214 as of June 18, 2016 and June 20, 2015, respectively.

First Quarter of Fiscal 2017
Net Sales
The following table outlines the composition of and variances in Net sales:

	First Quarter Ended		Variance
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)	Dollars	Percent
Wholesale	$2,275	$2,462	$(187)	(7.6)%
Save-A-Lot	1,432	1,408	24	1.7%
Retail	1,431	1,473	(42)	(2.9)%
Corporate	58	64	(6)	(9.4)%
Total Net sales	$5,196	$5,407	$(211)	(3.9)%
Segment sales variances
Wholesale's net sales decrease is primarily due to $175 of lost sales to stores no longer supplied by the Company and $71 of lower sales to existing customers, including lower military sales, offset in part by $66 from increased sales to new stores operated by existing customers and new customers. Lost sales to stores no longer supplied by the Company include the impact of certain Albertson’s LLC stores in the Southeast region that have transitioned to self-distribution and ceasing distribution to Haggen stores.
Save-A-Lot's net sales increase is primarily due to $50 of sales at new corporate stores, $11 of higher sales from corporate store conversions and $5 of higher sales from new licensee stores, offset in part by $15 of lower sales due to closed corporate stores, $13 of lower identical licensee store sales, $6 of lower identical corporate store sales and $5 of lower other revenue. Save-A-Lot had lower network and corporate identical store sales in the first quarter of fiscal 2017, as indicated in the table below, which was driven by lower units sold.
Retail's net sales decrease is primarily due to $62 of lower sales from negative identical store sales, $6 of lower sales from closed stores and $5 of lower fuel sales, offset in part by a $31 sales increase from acquired and new stores. The lower Retail identical store sales in the first quarter of fiscal 2017 were driven by lower customer counts.
Corporate's net sales decrease of $6 was primarily driven by a lower number of stores serviced under transition services agreements.
Identical store sales variances
The following table summarizes identical store sales variances in percentages for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016:

June 18, 2016 (16 weeks)
Save-A-Lot Network:
Identical store sales percent variance(1)	(1.4)%
Save-A-Lot Corporate Stores:
Identical store sales percent variance(2)	(1.0)%
Average basket percent variance(3)	(1.7)%
Customer count percent variance(4)	0.7%
Retail:
Identical store sales percent variance(5)	(4.5)%
Average basket percent variance(3)	(0.4)%
Customer count percent variance(4)	(4.1)%

(1)
Save-A-Lot network identical store sales are defined as the sales attributable to Company-operated stores and sales to licensee stores operating for four full quarters, including store expansions and excluding planned store dispositions.

(2)
Save-A-Lot corporate stores identical store sales are defined as the sales attributable to Company-operated stores operating for four full quarters, including store expansions and excluding planned store dispositions.

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

(5)	Retail identical store sales are defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.
Gross Profit
The following table outlines the composition of and variances in Gross profit:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)	Variance
Wholesale	$109	$122	$(13)
% of Wholesale sales	4.8%	4.9%	(0.1)%
Save-A-Lot	230	223	7
% of Save-A-Lot sales	16.0%	15.8%	0.2%
Retail	381	400	(19)
% of Retail sales	26.6%	27.2%	(0.6)%
Corporate	59	65	(6)
Total Gross profit	$779	$810	$(31)
% of total Net sales	15.0%	15.0%	—%
Wholesale gross profit decreased $13, or 10 basis points as a percentage of net sales, primarily due to $9 of lower gross profit from decreased sales and $7 of higher employee-related costs primarily driven by higher logistics support, offset in part by $3 of reduced costs from incremental vendor back-haul allowances.
Save-A-Lot gross profit increased $7, or 20 basis points as a percentage of net sales, primarily due to $9 of higher gross profit from increased sales and $4 of higher base margins driven by higher product margin rates, offset in part by $6 of higher inventory shrink costs. Save-A-Lot cost of sales and gross profit, and our total business Cost of sales and Gross profit, increase together as our Save-A-Lot corporate stores comprise a greater percentage of our total store network, which can be driven by licensee conversions and new corporate stores.
Retail gross profit decreased $19, or 60 basis points as a percentage of net sales, primarily due to $12 of lower gross profit from decreased sales and $10 of lower base margins from strategic investments to lower prices to customers, including higher promotional activities.
Corporate gross profit decreased $6 primarily driven by a lower number of stores serviced under transition services agreements.
Selling and Administrative Expenses
Selling and administrative expenses for the first quarter of fiscal 2017 were $646 or 12.4 percent of Net sales, compared with $652 or 12.1 percent of Net sales last year, a decrease of $6 or 0.9 percent. Selling and administrative expenses for the first quarter of fiscal 2017 included net costs of $1, comprised of costs related to the potential separation of Save-A-Lot of $3, offset in part by a sales and use tax refund of $2. Selling and administrative expenses for the first quarter of fiscal 2016 included $3 of costs related to the potential separation of Save-A-Lot. When adjusted for these items, the remaining $4 decrease in Selling and administrative expenses is primarily due to $15 of lower pension expense, $5 of lower stock-based compensation and benefits expense, and $2 of favorable bad debt reserve adjustments, offset in part by $8 of higher employee wages and salaries, $7 of higher contracted services and $4 of higher Save-A-Lot occupancy costs.

Operating Earnings
The following table outlines the composition of and variances in Operating earnings:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)	Variance
Wholesale	$64	$77	$(13)
% of Wholesale sales	2.8%	3.1%	(0.3)%
Save-A-Lot	39	51	(12)
% of Save-A-Lot sales	2.7%	3.6%	(0.9)%
Retail	8	33	(25)
% of Retail sales	0.6%	2.2%	(1.6)%
Corporate	22	(3)	25
Total Operating earnings	$133	$158	$(25)
% of total Net sales	2.6%	2.9%	(0.3)%
Wholesale operating earnings for the first quarter of fiscal 2017 decreased $13, or 30 basis points as a percentage of net sales, due to $9 of lower gross profit from decreased sales and $7 of higher employee-related costs primarily driven by higher logistics support, offset in part by $3 of reduced costs from incremental vendor back-haul allowances and $2 of favorable bad debt reserve adjustments.
Save-A-Lot operating earnings for the first quarter of fiscal 2017 decreased $12, or 90 basis points as a percentage of net sales, primarily due to $11 of higher employee-related costs driven by new corporate stores, $6 of higher inventory shrink costs and $6 of higher occupancy costs and depreciation expense driven by new corporate stores, offset in part by $9 of higher gross profit from increased sales and $4 of higher base margins driven by higher product margin rates.
Retail operating earnings for the first quarter of fiscal 2017 decreased $25, or 160 basis points as a percentage of net sales, primarily due to $12 of lower gross profit from decreased sales and $10 of lower base margins from strategic investments to lower prices to customers, including higher promotional activities.
Corporate operating earnings for the first quarter of fiscal 2017 increased $25. Corporate operating earnings for the first quarter of fiscal 2017 included net costs of $1, comprised of costs related to the potential separation of Save-A-Lot of $3, offset in part by a sales and use tax refund of $2. Corporate operating loss for the first quarter of fiscal 2016 included $3 of costs related to the potential separation of Save-A-Lot. When adjusted for these items, the remaining increase of $23 is primarily due to $15 of lower pension expense, $11 of lower employee-related costs, including lower stock-based compensation and benefits expense, and $5 of lower other administrative costs, offset in part by $6 of lower transition services fees.
Interest Expense, Net
Interest expense, net was $60 for the first quarter of fiscal 2017, compared with $59 last year. Interest expense, net for the first quarter of fiscal 2017 included charges of $7 related to the amendment and prepayments of the Secured Term Loan Facility, comprised of unamortized financing cost charges of $5 and refinancing costs of $2. When adjusted for these items, Interest expense, net, decreased $6 primarily due to lower average outstanding debt balances.
Income Tax Provision
Income tax expense for the first quarter of fiscal 2017 was $27 or 36.6 percent of earnings from continuing operations before income taxes, compared with an income tax expense of $38 or 36.9 percent of earnings from continuing operations before income taxes for the first quarter last year. The decrease in the effective tax rate is primarily due to a favorable change in the mix of income among state taxing jurisdictions, partially offset by lower year over year discrete benefits.

Net Earnings from Continuing Operations
Net earnings from continuing operations for the first quarter of fiscal 2017 were $47, compared with $63 last year. Net earnings from continuing operations for the first quarter of fiscal 2017 included net after-tax charges and costs of $6, comprised of unamortized financing cost charges, debt refinancing costs and costs related to the potential separation of Save-A-Lot, offset in part by a sales and use tax refund. Net earnings from continuing operations for the first quarter of fiscal 2016 included $2 of after-tax costs related to the potential separation of Save-A-Lot. When adjusted for these items, the remaining $12 after-tax decrease in net earnings from continuing operations is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.
NON-GAAP FINANCIAL MEASURES
The Company’s Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”). In addition to the above analysis of results of operations, the Company also considers certain other non-GAAP financial measures to assess the performance of our businesses. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude certain items that are recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. The non-GAAP financial measures below should only be considered as an additional supplement to the Company’s financial results reported in accordance with GAAP and should be reviewed in conjunction with the Company’s results prepared in accordance with GAAP in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.
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
The Company defines Adjusted EBITDA as Net earnings (loss) from continuing operations, plus Interest expense, net and Income tax provision (benefit), less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charge (credit), certain employee-related costs and pension-related charges (including severance costs, pension settlement charges, multiemployer pension withdrawal charges, accelerated stock-based compensation charges and other items), certain non-cash asset impairment and other charges (including asset write-offs, store closures and market exits), certain gains and losses on the sale of property, goodwill and intangible asset impairment charges, costs related to the separation of businesses, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or items as determined by management.
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

The following table reconciles Adjusted EBITDA to Net earnings from continuing operations:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)
Net earnings from continuing operations	$47	$63
Less net earnings attributable to noncontrolling interests	(1)	(3)
Income tax provision	27	38
Interest expense, net	60	59
Depreciation and amortization	86	83
LIFO charge	2	3
Costs related to the potential separation of Save-A-Lot	3	3
Sales and use tax refund	(2)	—
Adjusted EBITDA	$222	$246

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility decreased to $732 from $744 as of June 18, 2016 compared to February 27, 2016.

•
In the first quarter ended June 18, 2016, the Secured Term Loan Credit Facility was amended to permit Supervalu and its subsidiaries to undertake certain transactions reasonably determined by Supervalu to be necessary to effectuate a separation of Save-A-Lot. The interest rate for the term loan increased from LIBOR plus 3.50 percent to LIBOR plus 4.50 percent with a floor on LIBOR remaining at 1.00 percent subject to a further increase of 0.25 percent if certain credit rating conditions are not satisfied.

•
As of June 18, 2016, scheduled debt maturities and mandatory prepayments due in the remainder of fiscal 2017 were $0, exclusive of any potential Excess Cash Flow and other prepayment requirements under the Secured Term Loan Facility.

•	Payments to reduce Capital lease obligations are expected to be $16 for the remainder of fiscal 2017 and approximately $24 in fiscal 2018.

•
Working capital increased $142 to $420 as of June 18, 2016 from $278 as of February 27, 2016, excluding the impacts of the LIFO reserve, primarily due to the $99 prepayment of the Secured Term Loan Facility made in the first quarter of fiscal 2017 and higher Wholesale and Save-A-Lot inventories.

•
Management expects that the Company will be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•
Total debt was $2,257 and $2,297 as of June 18, 2016 and February 27, 2016, respectively, net of unamortized debt financing costs and original issue discount, under senior secured credit agreements and debentures.

•	No minimum pension contributions are required under ERISA for fiscal 2017.

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
The Company’s primary sources of liquidity are from internally generated funds and from borrowing capacity under its credit facilities. The Company will continue to obtain short-term or long-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances and its credit facilities. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund debt obligations and capital expenditures as opportunities arise. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels or that it will continually have access to credit on acceptable terms. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

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
The Company does not pay dividends, and there is no current intent to pay dividends. The Company is limited in the aggregate amount of dividends that it may pay under the terms of its Secured Term Loan Facility and its Revolving ABL Credit Facility and would need to meet certain conditions under these credit facilities before paying a dividend, as described in Note 5—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that the Company’s Board of Directors may deem relevant.
Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	First Quarter Ended
	June 18, 2016 (16 weeks)	June 20, 2015 (16 weeks)	Change
Cash flow activities
Net cash provided by operating activities – continuing operations	$121	$111	$10
Net cash used in investing activities	(61)	(70)	9
Net cash used in financing activities	(58)	(19)	(39)
Net cash provided by discontinued operations	—	1	(1)
Net increase in cash and cash equivalents	2	23	(21)
Cash and cash equivalents at beginning of period	57	114	(57)
Cash and cash equivalents at the end of period	$59	$137	$(78)
The increase in net cash provided by operating activities from continuing operations in the first quarter of fiscal 2017 compared to last year is primarily due to $36 of lower contributions to benefit plans, offset in part by higher levels of cash utilized in operating assets and liabilities.
The decrease in net cash used in investing activities in the first quarter of fiscal 2017 compared to last year is primarily due to a $21 net decrease in cash paid for intangible and other assets, offset in part by a $12 increase in cash paid for capital expenditures and business acquisitions.
The increase in net cash used in financing activities in the first quarter of fiscal 2017 compared to last year is primarily due to a $92 increase in cash paid towards debt and capital lease obligations, offset in part by the net increase of $58 in borrowings under the Revolving ABL Credit Facility in the first quarter of fiscal 2017.
Credit Facilities and Debt Agreements
Total debt and capital lease obligations decreased $39 to $2,485 as of June 18, 2016 from $2,524 as of February 27, 2016. The decrease in total debt and capital lease obligations is primarily due to the $99 Secured Term Loan Facility excess cash flow prepayment that was required to be paid in the first quarter of fiscal 2017 and $6 of payments to reduce capital leases, offset in part by $58 of additional borrowings under the Revolving ABL Credit Facility and $7 of non-cash capital lease additions.
Refer to Note 5—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of the Company's credit facilities and certain long-term debt agreements and additional information.

Capital Expenditures
Capital expenditures in the first quarter of fiscal 2017 were $66, including capital lease additions but excluding cash paid for business acquisitions, and primarily consisted of investments into new Save-A-Lot corporate and Retail stores, store remodels and information technology investments. In addition, during the first quarter of fiscal 2017, the Company paid $3 for four acquired stores. Capital expenditures and cash paid for licensee business acquisitions for fiscal 2017 are projected to be approximately $325 to $350, including capital lease additions.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $1 and $37 in the first quarter of fiscal 2017 and 2016, respectively.
The Company anticipates fiscal 2017 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $30 to $35, which primarily reflect discretionary defined benefit pension contributions. The Company currently expects that no minimum contributions will be required to the Company's pension plans in fiscal 2017.
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
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has outstanding guarantees and is contingently liable under other contractual arrangements. See Part I, Item I in Note 11—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption "Guarantees and Contingent Liabilities" of this Quarterly Report on Form 10-Q.
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
Multiemployer Pension Plans
The Company contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During the first quarters of fiscal 2017 and 2016, the Company contributed $12 and $11, respectively, to these multiemployer pension plans. There have been no material changes in the Company's multiemployer pension plan arrangements since the end of fiscal 2016. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 for information regarding these arrangements.
Contractual Obligations
Except as described below and in Note 5—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2016. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 for additional information regarding the Company’s contractual obligations.
In the first quarter of fiscal 2017, the Company entered into the third amendment to the Secured Term Loan Facility in relation to its work to prepare for the potential separation of the Save-A-Lot business. This third amendment increased the interest rate for the Secured Term Loan Facility from LIBOR plus 3.50 percent to LIBOR plus 4.50 percent with the floor on LIBOR remaining at 1.00 percent, subject to further increase of 0.25 percent if certain rating conditions are not satisfied. Interest on long-term debt contractual obligations increased $10 for fiscal 2017, $28 for fiscal 2018-2019 and $3 for fiscal 2020-2021 as a result of the amendment.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 18, 2016, the Company had approximately $331 of non-cancelable future purchase obligations.

CRITICAL ACCOUNTING POLICIES
There were no material changes in the Company’s critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1—Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q under the caption “Recently Issued Accounting Standards” for a discussion of other recently issued accounting standards not yet adopted by the Company, and for which the Company is currently evaluating their impact on its financial statements.

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
Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
Competition and Execution of Operations

•	The Company’s ability to attract and retain customers, and the success of the Company’s wholesale customers and licensees and their ability to maintain and grow sales

•	Increased competition resulting from consolidation in the grocery industry, and the Company’s ability to effectively respond

•	Competition from other food or drug retail chains, supercenters, hard discount, dollar stores, online retailers, non-traditional competitors and alternative formats in the Company’s markets

•	Customer reaction to the increased presence of competitors, including non-traditional competitors, in the Company’s markets

•	Competition for employees, store sites and products

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
Wind Down of Relationships with Albertson’s LLC, New Albertson’s, Inc. (“NAI”) and Haggen

•
The Company's ability to effectively manage its cost structure and identify new revenue opportunities as the Transition Services Agreement with each of Albertson’s LLC and NAI (collectively, the “TSA”) wind down and with the wind down of the Transition Services Agreement with Haggen in the first quarter of fiscal 2017

•
The Company's ability to provide services and transition and wind down services to NAI and Albertson’s LLC under the TSA and the letter agreement regarding the transition and wind down of the TSA in an efficient manner that is not disruptive to the Company, while eliminating costs directly and not directly tied to providing these services

•	The Company's ability to attract and retain qualified personnel to perform services under the TSA

•	The effect of the information technology intrusions that also impacted Albertson’s LLC and NAI

•
Impact of the Albertson's acquisition of Safeway on the Company's operating agreement under which the Company operates a distribution center owned by NAI that services both NAI and certain of the Company's wholesale customers

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described in Note 5—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, including the third amendment to the Company's Secured Term Loan Facility, there were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 18, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
February 28, 2016 to March 26, 2016	—	$—	—	$—
Second four weeks
March 27, 2016 to April 23, 2016	—	$—	—	$—
Third four weeks
April 24, 2016 to May 21, 2016	427,608	$4.90	—	$—
Fourth four weeks
May 22, 2016 to June 18, 2016	—	$—	—	$—
Totals	427,608	$4.90	—	$—

(1)	The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2017 contains four 28-day periods.

(2)
These amounts include the deemed surrender by participants in the Company's compensatory stock plans of 427,608 shares of previously issued common stock. These are in payment of the purchase price of shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On July 23, 2016, the Leadership Development and Compensation Committee (the “LDCC”) of the Board of Directors of the Company approved, and the independent members of the Board of Directors ratified, an amendment to the letter agreement dated February 2, 2016, between the Company and Mark Gross, the Company’s President and Chief Executive Officer, to

revise Mr. Gross’s benefit related to his use of the Company’s corporate aircraft. The amendment provides that Mr. Gross only needs to reimburse the Company for his personal use of the Company’s aircraft to the extent that the incremental or variable costs exceed $50,000 (in dollars) in a fiscal year, provided that the personal use included in such $50,000 (in dollars) amount must be ancillary to Mr. Gross’s business use of the corporate aircraft. The amendment to Mr. Gross’s letter agreement is filed herewith as Exhibit 10.6.
Also on July 23, 2016, the LDCC approved, and the independent members of the Board of Directors ratified with respect to the Company’s Chief Executive Officer, a modification to the terms of the performance share unit (“PSU”) awards granted to the Company’s executive officers on April 28, 2016 for the fiscal 2017-2019 performance period. The modification preserves the “double trigger” nature of the awards (i.e., requiring a change of control followed by non-assumption of the awards or termination of employment without cause or for good reason) and the LDCC’s ability to effectively convert the awards into service-based awards solely in connection with a change of control, but provides that the number of PSUs that may be subject to accelerated vesting or conversion will be the target number of PSUs subject to an award instead of a number (prorated in the case of termination without cause or for good reason) based on actual performance to the date of the change of control. This modification better aligns the change of control terms of the PSU awards with the Company’s peer companies. The form of the modified PSU award agreement, which also includes certain clarifications related to the treatment of awards to employees who have retired or experienced a reduction in force, is filed herewith as Exhibit 10.4.

ITEM 6. EXHIBITS

3.1
Amended and Restated Bylaws, as amended and restated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2016)

10.1
Third Amendment and Consent Agreement, dated May 20, 2016, to the Second Amended and Restated Term Loan Credit Agreement, dated January 31, 2014, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as Loan Parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016)

10.2
SUPERVALU INC. 2012 Stock Plan (As Amended July 20, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016)*

10.3
SUPERVALU INC. 2012 Stock Plan Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2016)*

10.4	SUPERVALU INC. 2012 Stock Plan Revised Form of Performance Share Unit Award Agreement*

10.5
Aircraft Time Sharing Agreement, dated March 8, 2016, between SUPERVALU INC. and Mark Gross (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2016)*

10.6	Letter Agreement Amendment, dated July 25, 2016, between SUPERVALU INC. and Mark Gross*

10.7	Letter Agreement Amendment, dated May 27, 2016, between SUPERVALU INC. and Eric Claus*

12.1	Ratio of earnings to fixed charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

* Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 27, 2016	/s/ BRUCE H. BESANKO
Bruce H. Besanko Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

SUPERVALU INC. (Registrant)

Dated: July 27, 2016	/s/ SUSAN S. GRAFTON
Susan S. Grafton Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

3.1
Amended and Restated Bylaws, as amended and restated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2016)

10.1
Third Amendment and Consent Agreement, dated May 20, 2016, to the Second Amended and Restated Term Loan Credit Agreement, dated January 31, 2014, among SUPERVALU INC., as Borrower, the subsidiaries of the Company named as Loan Parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016)

10.2
SUPERVALU INC. 2012 Stock Plan (As Amended July 20, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016)*

10.3
SUPERVALU INC. 2012 Stock Plan Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2016)*

10.4	SUPERVALU INC. 2012 Stock Plan Revised Form of Performance Share Unit Award Agreement*

10.5
Aircraft Time Sharing Agreement, dated March 8, 2016, between SUPERVALU INC. and Mark Gross (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2016)*

10.6	Letter Agreement Amendment, dated July 25, 2016, between SUPERVALU INC. and Mark Gross*

10.7	Letter Agreement Amendment, dated May 27, 2016, between SUPERVALU INC. and Eric Claus*

12.1	Ratio of earnings to fixed charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

* Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.