Form 10-Q
period 2016-09-10
SUPERVALU INC
filed 2016-10-19
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended September 10, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 14, 2016, there were 266,081,036 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Second Quarter Ended		Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Net sales
Wholesale	$1,731	$1,831	$4,006	$4,293
% of total	44.8%	45.1%	44.2%	45.4%
Save-A-Lot	1,060	1,091	2,492	2,499
% of total	27.4%	26.8%	27.5%	26.4%
Retail	1,033	1,092	2,464	2,565
% of total	26.7%	26.9%	27.2%	27.1%
Corporate	41	48	99	112
% of total	1.1%	1.2%	1.1%	1.1%
Total net sales	$3,865	$4,062	$9,061	$9,469
	100.0%	100.0%	100.0%	100.0%
Operating earnings
Wholesale	$58	$49	$122	$126
% of Wholesale sales	3.3%	2.7%	3.0%	2.9%
Save-A-Lot	22	32	61	83
% of Save-A-Lot sales	2.1%	3.0%	2.4%	3.3%
Retail	(12)	10	(4)	43
% of Retail sales	(1.2)%	0.9%	(0.2)%	1.7%
Corporate	20	3	42	—
Total operating earnings	88	94	221	252
% of total net sales	2.3%	2.3%	2.4%	2.7%
Interest expense, net	41	44	101	103
Equity in earnings of unconsolidated affiliates	(1)	—	(2)	(2)
Earnings from continuing operations before income taxes	48	50	122	151
Income tax provision	18	19	45	57
Net earnings from continuing operations	30	31	77	94
Income from discontinued operations, net of tax	2	2	2	3
Net earnings including noncontrolling interests	32	33	79	97
Less net earnings attributable to noncontrolling interests	(1)	(2)	(2)	(5)
Net earnings attributable to SUPERVALU INC.	$31	$31	$77	$92
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Second Quarter Ended		Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Net sales	$3,865	$4,062	$9,061	$9,469
Cost of sales	3,303	3,479	7,720	8,076
Gross profit	562	583	1,341	1,393
Selling and administrative expenses	474	489	1,120	1,141
Operating earnings	88	94	221	252
Interest expense, net	41	44	101	103
Equity in earnings of unconsolidated affiliates	(1)	—	(2)	(2)
Earnings from continuing operations before income taxes	48	50	122	151
Income tax provision	18	19	45	57
Net earnings from continuing operations	30	31	77	94
Income from discontinued operations, net of tax	2	2	2	3
Net earnings including noncontrolling interests	32	33	79	97
Less net earnings attributable to noncontrolling interests	(1)	(2)	(2)	(5)
Net earnings attributable to SUPERVALU INC.	$31	$31	$77	$92

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.11	$0.28	$0.34
Discontinued operations	$0.01	$0.01	$0.01	$0.01
Basic net earnings per share	$0.12	$0.12	$0.29	$0.35
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.11	$0.28	$0.33
Discontinued operations	$0.01	$0.01	$0.01	$0.01
Diluted net earnings per share	$0.12	$0.11	$0.29	$0.34
Weighted average number of shares outstanding:
Basic	265	263	264	262
Diluted	267	268	267	268
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Second Quarter Ended		Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Net earnings including noncontrolling interests	$32	$33	$79	$97
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	5	9	11	23
Recognition of interest rate swap cash flow hedge(2)	—	(1)	—	(2)
Total other comprehensive income	5	8	11	21
Comprehensive income including noncontrolling interests	37	41	90	118
Less comprehensive income attributable to noncontrolling interests	(1)	(2)	(2)	(5)
Comprehensive income attributable to SUPERVALU INC.	$36	$39	$88	$113

(1)	Amounts are net of tax expense of $2, $6, $6 and $14 for the second quarters of fiscal 2017 and 2016, and for fiscal 2017 and 2016 year-to-date, respectively.

(2)	Amounts are net of tax expense (benefit) of $0, $0, $0 and $(1) for the second quarters of fiscal 2017 and 2016, and for fiscal 2017 and 2016 year-to-date, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	September 10, 2016	February 27, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57	$57
Receivables, net	479	451
Inventories, net	1,071	1,036
Other current assets	82	91
Total current assets	1,689	1,635
Property, plant and equipment, net	1,448	1,481
Goodwill	868	867
Intangible assets, net	50	55
Deferred tax assets	199	228
Other assets	107	104
Total assets	$4,361	$4,370
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,170	$1,118
Accrued vacation, compensation and benefits	181	182
Current maturities of long-term debt and capital lease obligations	24	124
Other current liabilities	173	148
Total current liabilities	1,548	1,572
Long-term debt	2,164	2,197
Long-term capital lease obligations	197	203
Pension and other postretirement benefit obligations	547	578
Long-term tax liabilities	83	81
Other long-term liabilities	164	172
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 266 and 266 shares issued, respectively	3	3
Capital in excess of par value	2,813	2,808
Treasury stock, at cost, 1 and 1 shares, respectively	(5)	(5)
Accumulated other comprehensive loss	(411)	(422)
Accumulated deficit	(2,748)	(2,825)
Total SUPERVALU INC. stockholders’ deficit	(348)	(441)
Noncontrolling interests	6	8
Total stockholders’ deficit	(342)	(433)
Total liabilities and stockholders’ deficit	$4,361	$4,370
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Deficit	Non-controlling Interests	Total Stockholders’ Deficit
Balances as of February 28, 2015	$3	$2,810	$(33)	$(423)	$(3,003)	$(646)	$10	$(636)
Net earnings	—	—	—	—	92	92	5	97
Other comprehensive income, net of tax of $13	—	—	—	21	—	21	—	21
Sales of common stock under option plans	—	(12)	21	—	—	9	—	9
Stock-based compensation	—	13	—	—	—	13	—	13
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Tax impact on stock-based awards and other	—	(16)	8	—	—	(8)	—	(8)
Balances as of September 12, 2015	$3	$2,795	$(4)	$(402)	$(2,911)	$(519)	$8	$(511)

Balances as of February 27, 2016	$3	$2,808	$(5)	$(422)	$(2,825)	$(441)	$8	$(433)
Net earnings	—	—	—	—	77	77	2	79
Other comprehensive income, net of tax of $6	—	—	—	11	—	11	—	11
Sales of common stock under option plans	—	(1)	1	—	—	—	—	—
Stock-based compensation	—	10	—	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Tax impact on stock-based awards and other	—	(4)	(1)	—	—	(5)	1	(4)
Balances as of September 10, 2016	$3	$2,813	$(5)	$(411)	$(2,748)	$(348)	$6	$(342)
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-To-Date Ended
	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$79	$97
Income from discontinued operations, net of tax	2	3
Net earnings from continuing operations	77	94
Adjustments to reconcile Net earnings from continuing operations to Net cash provided by operating activities – continuing operations:
Asset impairment and other charges	2	2
Loss on debt extinguishment	7	—
Net gain on sale of assets and exits of surplus leases	(1)	(2)
Depreciation and amortization	149	147
LIFO charge	2	5
Deferred income taxes	16	(22)
Stock-based compensation	10	13
Net pension and other postretirement benefits (income) expense	(13)	20
Contributions to pension and other postretirement benefit plans	(2)	(38)
Other adjustments	9	16
Changes in operating assets and liabilities, net of effects from business acquisitions	19	41
Net cash provided by operating activities – continuing operations	275	276
Net cash provided by operating activities – discontinued operations	3	1
Net cash provided by operating activities	278	277
Cash flows from investing activities
Proceeds from sale of assets	1	2
Purchases of property, plant and equipment	(110)	(94)
Payments for business acquisitions	(6)	(6)
Other	—	(21)
Net cash used in investing activities	(115)	(119)
Cash flows from financing activities
Proceeds from issuance of debt	58	—
Proceeds from sale of common stock	—	9
Payments of debt and capital lease obligations	(211)	(27)
Payments for debt financing costs	(5)	—
Distributions to noncontrolling interests	(5)	(7)
Net cash used in financing activities	(163)	(25)
Net increase in cash and cash equivalents	—	133
Cash and cash equivalents at beginning of period	57	114
Cash and cash equivalents at the end of period	$57	$247
SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash investing and financing activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$21	$20
Capital lease asset additions	$7	$10
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$79	$85
Income taxes paid, net	$6	$27

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (the “Company”, “SUPERVALU”, “we”, “us” or “our”) for the second quarters and year-to-date periods ended September 10, 2016 and September 12, 2015 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. The results of operations for the second quarter and fiscal year-to-date ended September 10, 2016 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.
Fiscal Year
The Company operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the second quarters of fiscal 2017 and 2016 relate to the 12 week fiscal quarters ended September 10, 2016 and September 12, 2015, respectively. References to fiscal 2017 and 2016 year-to-date relate to the 28 week fiscal periods ended September 10, 2016 and September 12, 2015, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 10, 2016 and February 27, 2016, the Company had net book overdrafts of $132 and $131, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $217 at September 10, 2016 and $215 at February 27, 2016. The Company recorded a LIFO charge of $0 and $2 for the second quarters ended September 10, 2016 and September 12, 2015, respectively. The Company recorded a LIFO charge of $2 and $5 for fiscal 2017 and 2016 year-to-date, respectively.

Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The Company is required to adopt this new guidance in the first quarter of fiscal 2019. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.
In June 2016, the FASB issued authoritative guidance under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The Company is required to adopt this new guidance in the first quarter of fiscal 2021. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.
In March 2016, the FASB issued authoritative guidance under ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company is required to adopt this new guidance in the first quarter of fiscal 2018. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.
In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders' equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets based on the present value of future operating lease payments and to recognize a corresponding liability. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. The Company is required to adopt this new guidance in the first quarter of fiscal 2020. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.
In January 2016, the FASB issued authoritative guidance under ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the classification, measurement and disclosure of investments in equity securities. The Company is required to adopt this new guidance in the first quarter of fiscal 2019. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new guidance will likely be adopted by the Company during the first quarter of fiscal 2019, as permitted by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The adoption will include updates as provided under ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently evaluating which approach it will apply and the potential impact of the adoption on its consolidated financial statements.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 27, 2016	Additions	Impairments	Other net adjustments	September 10, 2016
Goodwill:
Wholesale	$710	$—	$—	$—	$710
Save-A-Lot	142	1	—	—	143
Retail	15	—	—	—	15
Total goodwill	$867	$1	$—	$—	$868

Intangible assets:
Favorable operating leases, prescription files, customer lists and other (accumulated amortization of $102 and $97 as of September 10, 2016 and February 27, 2016, respectively)	$142	$1	$—	$(1)	$142
Trademarks and tradenames – indefinite useful lives	9	—	—	—	9
Non-compete agreements (accumulated amortization of $2 and $2 as of September 10, 2016 and February 27, 2016, respectively)	3	—	—	—	3
Total intangible assets	154	1	—	(1)	154
Accumulated amortization	(99)	(6)	—	1	(104)
Total intangible assets, net	$55				$50
Amortization of intangible assets with definite useful lives was $6 and $6 for fiscal 2017 and 2016 year-to-date, respectively. Future amortization expense is anticipated to approximate $5, and $10, $5, $4, $4 and $3 for the remainder of fiscal 2017, and fiscal 2018, 2019, 2020, 2021 and 2022, respectively.

NOTE 4—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in the Company’s reserves for closed properties consisted of the following:

September 10, 2016 (28 weeks)
Reserves for closed properties at beginning of the fiscal year	$29
Additions	1
Payments	(6)
Adjustments	(1)
Reserves for closed properties at the end of period	$23

Property, Plant and Equipment-Related Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	Second Quarter Ended		Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Property, plant and equipment:
Carrying value	$2	$1	$4	$3
Fair value measured using Level 3 inputs	—	—	2	2
Impairment charge	$2	$1	$2	$1

NOTE 2—BUSINESS ACQUISITIONS
Subsequent to the end of the second quarter of fiscal 2017, the Company paid $17 to acquire 22 Food Lion stores located in northern West Virginia, western Maryland, south central Pennsylvania and northwestern Virginia. The acquisition included certain store assets, including inventories, property, plant, and equipment, and capital and operating leases. The acquired stores were converted to the Company's Shop ‘N Save format that is currently used by some of the Company's Wholesale customers in that region and will at least initially be operated by the Company's Retail segment. The Company is in discussions with certain of its wholesale customers and the Federal Trade Commission on potential structures that would allow these wholesale customers to have an interest in these stores at some future date.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring fair value measurements were as follows:

		September 10, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$7	$—	$—	$7
Total		$7	$—	$—	$7

Liabilities:
Deferred compensation	Other current liabilities	$—	$8	$—	$8
Deferred compensation	Other long-term liabilities	—	39	—	39
Diesel fuel derivatives	Other current liabilities	—	1	—	1
Interest rate swap derivative	Other current liabilities	—	3	—	3
Interest rate swap derivative	Other long-term liabilities	—	3	—	3
Total		$—	$54	$—	$54

		February 27, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$6	$—	$—	$6
Total		$6	$—	$—	$6

Liabilities:
Deferred compensation	Other current liabilities	$—	$7	$—	$7
Deferred compensation	Other long-term liabilities	—	35	—	35
Diesel fuel derivatives	Other current liabilities	—	2	—	2
Interest rate swap derivative	Other current liabilities	—	3	—	3
Interest rate swap derivative	Other long-term liabilities	—	3	—	3
Total		$—	$50	$—	$50
Diesel Fuel Derivatives
Fuel derivative gains (losses) are included within Cost of sales in the Condensed Consolidated Statements of Operations and were $(0) and $(1) for the second quarters of fiscal 2017 and 2016, and $0 and $(2) for fiscal 2017 and 2016 year-to-date, respectively.
Interest Rate Swap Derivatives
Interest rate swap derivative reclassifications from Accumulated other comprehensive loss into earnings are recorded within Interest expense, net in the Condensed Consolidated Statements of Operations and were $0 and $0 in the second quarters of fiscal 2017 and 2016, and $1 and $0 for fiscal 2017 and 2016 year-to-date, respectively. No amounts were reclassified related to hedging ineffectiveness.
As of September 10, 2016, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $5 and a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $2.
Non-recurring Fair Value Measurements
Impairment charges related to property, plant and equipment discussed in Note 4—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges were also measured at fair value using Level 3 inputs.

Fair Value Estimates
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying amounts due to their short maturities.
The estimated fair value of notes receivable was greater than their carrying amount by approximately $1 and $1 as of September 10, 2016 and February 27, 2016, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of the Company’s long-term debt was less than the carrying amount, excluding debt financing costs, by approximately $54 and $236 as of September 10, 2016 and February 27, 2016, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.

NOTE 6—LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	September 10, 2016	February 27, 2016
5.50% Secured Term Loan Facility due March 2019	$1,356	$1,459
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
1.69% to 3.75% Revolving ABL Credit Facility due February 2021	100	138
Debt financing costs, net	(39)	(45)
Original issue discount on debt	(3)	(5)
Total debt	2,164	2,297
Less current maturities of long-term debt	—	(100)
Long-term debt	$2,164	$2,197
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
Senior Secured Credit Agreements
As of September 10, 2016 and February 27, 2016, the Company had outstanding borrowings of $1,356 and $1,459, respectively, under its $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 4.50 percent subject to a floor on LIBOR of 1.00 percent. The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Company granted a perfected first-priority security interest for the benefit of the facility lenders in the Term Loan Parties’ equity interests in Moran Foods, LLC, the main operating entity of the Company’s Save-A-Lot business, and the Term Loan Parties granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of September 10, 2016 and February 27, 2016, there was $789 and $781, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Company’s $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”). As of September 10, 2016 and February 27, 2016, $0 and $102 of the Secured Term Loan Facility was classified as current.

On May 20, 2016, the Company entered into a third amendment to the Secured Term Loan Facility (the “Third Term Loan Amendment”) that permits the Company and its subsidiaries to undertake certain transactions reasonably determined by the Company to be necessary to effectuate a separation of Save-A-Lot (“SpinCo”) and the distribution to the Company’s stockholders of a portion of the shares of common stock of SpinCo (the “Distribution”) and to dispose of the interest in SpinCo that the Company retains in the Distribution, subject to certain conditions. Among other things, the term loan lenders’ consent to the Distribution is conditioned upon SpinCo, Moran Foods, LLC or one or more of their respective subsidiaries incurring indebtedness in an aggregate principal amount of at least $400, the Company prepaying at least $350 in aggregate principal amount of borrowings under the Secured Term Loan Facility, and the amount of equity interests of SpinCo distributed in the Distribution being no greater than the minimum amount (as reasonably determined by the Company in good faith) required to satisfy the requirements of Section 355 of the Internal Revenue Code of 1986, as amended. In accordance with the terms of the Third Term Loan Amendment, the net cash proceeds of any future disposition of the equity interests in SpinCo that the Company retains in the Distribution could be required to be used to prepay borrowings under the Secured Term Loan Facility. The Third Term Loan Amendment also increased the interest rate for the term loan from LIBOR plus 3.50 percent to LIBOR plus 4.50 percent with the floor on LIBOR remaining at 1.00 percent, subject to a further increase of 0.25 percent if certain rating conditions are not satisfied. During fiscal 2017 year-to-date, in connection with the completion of the Third Term Loan Amendment, the Company paid debt financing costs of approximately $5, of which $4 was capitalized and $1 was expensed in Interest expense, net, and recognized non-cash charges of approximately $3 in Interest expense, net for the write-off of existing unamortized debt financing costs and $1 for the accelerated amortization of original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company's Excess Cash Flow in fiscal 2016, a $99 prepayment was required and paid in the first quarter ended June 18, 2016. The potential amount of prepayment from Excess Cash Flow that may be required for fiscal 2017 is not reasonably estimable as of September 10, 2016.
In connection with the sale of the Company's Save-A-Lot business, within ten days of such transaction the Company must prepay loans outstanding under the Secured Term Loan Facility with 100% of the first $750 of Net Cash Proceeds (as defined in the facility) received and with 50% of the Net Cash Proceeds in excess of $750 up to an aggregate amount that would cause the Total Secured Leverage Ratio, on a pro forma basis after giving effect to such prepayment to be no higher than 1.50:1.00. In connection with such a mandatory prepayment, the Company would recognize non-cash charges to Interest expense, net for the write-off of existing unamortized debt financing costs and accelerated amortization of original issue discount based on the aggregate amount of the loan prepayment. Additionally, the security interests in the equity interests of Moran Foods, LLC and the Save-A-Lot assets would be released under the Secured Term Loan Facility and the Revolving ABL Credit Facility.
As of September 10, 2016 and February 27, 2016, there were $100 and $138, respectively, of outstanding borrowings under the Revolving ABL Credit Facility. As of September 10, 2016, letters of credit outstanding under the Revolving ABL Credit Facility were $65 at fees of 1.375 percent, and the unused available credit under this facility was $828 with facility fees of 0.25 percent. As of February 27, 2016, letters of credit outstanding under the Revolving ABL Credit Facility were $69 at fees of 1.625 percent, and the unused available credit under this facility was $744 with facility fees of 0.25 percent. As of September 10, 2016, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,279 of certain inventory assets included in Inventories, net, $243 of certain receivables included in Receivables, net, $30 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets. As of February 27, 2016, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,238 of certain inventory assets included in Inventories, net, $222 of certain receivables included in Receivables, net, $23 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net, in the Condensed Consolidated Balance Sheets.
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During fiscal 2017 year-to-date, the Company borrowed $1,669 and repaid $1,707 under its Revolving ABL Credit Facility. During fiscal 2016 year-to-date, the Company borrowed $234 and repaid $234 under its Revolving ABL Credit Facility. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in their present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of September 10, 2016, the aggregate cap on Restricted Payments was approximately $398. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving ABL Credit Facility as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by certain debt prepayments made by the Company. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
The $400 of 6.75 percent Senior Notes due June 2021 and the $350 of 7.75 percent Senior Notes due November 2022 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 7—INCOME TAXES
Fiscal 2017 and 2016 year-to-date tax provision included $1 of discrete tax expense and $(1) of discrete tax benefit, respectively.

NOTE 8—STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance share units (collectively referred to as “stock-based awards”) of $6, $6, $10 and $13 for the second quarters of fiscal 2017 and 2016, and for fiscal 2017 and 2016 year-to-date, respectively.
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
The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

	Year-To-Date Ended
	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Dividend yield	—%	—%
Volatility rate	54.2%	49.0—50.6%
Risk-free interest rate	1.3%	1.2—1.4%
Expected life	5.0 years	4.0—5.0 years

Restricted Stock and Restricted Stock Units
In fiscal 2017 year-to-date, the Company granted 4 restricted stock units ("RSUs") to certain employees under the 2012 Stock Plan. The RSUs vest over a three year period from the date of the grant and were granted at a fair value of $5.64 per award. In fiscal 2016 year-to-date, the Company granted 2 restricted stock awards (“RSAs”) to certain employees under the 2012 Stock Plan. The RSAs vest over a three year period from the date of grant and were granted at a fair value of $8.79 per unit.
Performance Share Units
In fiscal 2017 year-to-date, the Company granted 1 performance share units (“PSUs”) to certain employees under the 2012 Stock Plan. The PSUs have a fiscal 2017-2019 performance period and settle in shares of the Company’s stock. The Company used the Monte Carlo method to estimate the fair value of the PSUs at grant date based upon the following assumptions:

Year-To-Date Ended
September 10, 2016 (28 weeks)
Dividend yield	—%
Volatility rate	41.3%
Risk-free interest rate	0.9%
Expected life	2.8 years

NOTE 9—BENEFIT PLANS
Net periodic benefit expense (income) and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)
Service cost	$—	$—	$—	$—
Interest cost	20	24	—	1
Expected return on assets	(33)	(32)	—	—
Amortization of prior service benefit	—	—	(3)	(4)
Amortization of net actuarial loss	10	18	—	1
Net periodic benefit (income) expense	$(3)	$10	$(3)	$(2)
Contributions to benefit plans	$(1)	$(1)	$—	$—

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Service cost	$—	$—	$—	$—
Interest cost	46	57	1	2
Expected return on assets	(77)	(76)	—	—
Amortization of prior service benefit	—	—	(8)	(8)
Amortization of net actuarial loss	24	42	1	3
Net periodic benefit (income) expense	$(7)	$23	$(6)	$(3)
Contributions to benefit plans	$(2)	$(27)	$—	$(11)

Multiemployer Pension Plans
During fiscal 2017 and 2016 year-to-date, the Company contributed $21 and $20, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Pension Contributions
No minimum contributions are required to the Company's pension plans in fiscal 2017 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company anticipates fiscal 2017 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $30 to $35.
Lump Sum Pension Settlements
Subsequent to the second quarter ended September 10, 2016, the SUPERVALU INC. Retirement Plan, the defined benefit pension plan sponsored by the Company, made an offering to certain deferred vested pension plan participants to settle pension obligations under a lump sum payment option window. The payments would be equal to the present value of the pension benefits of a participant who has not yet begun receiving monthly pension benefits payments under the SUPERVALU INC. Retirement Plan. The lump sum settlement payments are expected to result in a non-cash pension settlement charge of $55 to $65 from the acceleration of a portion of the accumulated unrecognized actuarial loss.

NOTE 10—NET EARNINGS PER SHARE
Basic net earnings per share is calculated using net earnings attributable to SUPERVALU INC. divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is computed after giving effect to the dilutive impacts of stock-based awards.
The following table reflects the calculation of basic and diluted net earnings per share:

	Second Quarter Ended		Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Net earnings from continuing operations	$30	$31	$77	$94
Less net earnings attributable to noncontrolling interests	(1)	(2)	(2)	(5)
Net earnings from continuing operations attributable to SUPERVALU INC.	29	29	75	89
Income from discontinued operations, net of tax	2	2	2	3
Net earnings attributable to SUPERVALU INC.	$31	$31	$77	$92

Weighted average number of shares outstanding—basic	265	263	264	262
Dilutive impact of stock-based awards	2	5	3	6
Weighted average number of shares outstanding—diluted	267	268	267	268

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.11	$0.28	$0.34
Discontinued operations	$0.01	$0.01	$0.01	$0.01
Basic net earnings per share	$0.12	$0.12	$0.29	$0.35
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.11	$0.11	$0.28	$0.33
Discontinued operations	$0.01	$0.01	$0.01	$0.01
Diluted net earnings per share	$0.12	$0.11	$0.29	$0.34
Stock-based awards of 15 and 10 that were outstanding during the second quarters of fiscal 2017 and 2016, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive. Stock-based awards of 16 and 6 were outstanding during fiscal 2017 and 2016 year-to-date, respectively, but were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive.

NOTE 11—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
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
Changes in Accumulated other comprehensive loss by component for fiscal 2017 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(418)	$(4)	$(422)
Other comprehensive loss before reclassifications(1)	—	(1)	(1)
Amortization of amounts included in net periodic benefit cost(2)	11	—	11
Amortization of cash flow hedge(3)	—	1	1
Net current-period Other comprehensive income(4)	11	—	11
Accumulated other comprehensive loss at the end of period, net of tax	$(407)	$(4)	$(411)
(1)Amount is net of tax benefit of $0, $0 and $0, respectively.
(2)Amount is net of tax expense of $6, $0 and $6, respectively.
(3)Amount is net of tax expense of $0, $0 and $0, respectively.
(4)Amount is net of tax expense of $6, $0 and $6, respectively.
Changes in Accumulated other comprehensive loss by component for fiscal 2016 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(423)	$—	$(423)
Other comprehensive loss before reclassifications(1)	—	(2)	$(2)
Amortization of amounts included in net periodic benefit cost(2)	23	—	23
Net current-period Other comprehensive income (loss)(3)	23	(2)	21
Accumulated other comprehensive loss at the end of period, net of tax	$(400)	$(2)	$(402)
(1)Amount is net of tax expense (benefit) of $0, $(1) and $(1), respectively.
(2)Amount is net of tax expense of $14, $0 and $14, respectively.
(3)Amount is net of tax expense (benefit) of $14, $(1) and $13, respectively.

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Second Quarter Ended		Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)	Affected Line Item on Condensed Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit expense(1)	$7	$13	$16	$33	Selling and administrative expenses
Amortization of amounts included in net periodic benefit expense(1)	—	2	1	4	Cost of sales
Total reclassifications	7	15	17	37
Income tax benefit	(2)	(6)	(6)	(14)	Income tax provision
Total reclassifications, net of tax	$5	$9	$11	$23

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$—	$—	$1	$—	Interest expense, net
Income tax benefit	—	—	—	—	Income tax provision
Total reclassifications, net of tax	$—	$—	$1	$—

(1)	Amortization of amounts included in net periodic benefit expense include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 9—Benefit Plans.
As of September 10, 2016, the Company expects to reclassify $3 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve month period.

NOTE 12—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Potential Separation of Save-A-Lot Business
On October 16, 2016, the Company, Moran Foods, LLC, a wholly owned subsidiary of the Company, Smith Acquisition Corp. (the “Purchaser”), an affiliate of Onex Partners Manager LP, and Smith Merger Sub Corp., a newly formed wholly owned subsidiary of the Purchaser, entered into an Agreement and Plan of Merger pursuant to which the Purchaser will acquire the Save-A-Lot business of the Company. See Note 15—Subsequent Events.
Guarantees and Contingent Liabilities
The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 10, 2016. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 15 years, with a weighted average remaining term of approximately nine years. For each guarantee issued, if the wholesale customer or other third party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the wholesale customer.
The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of September 10, 2016, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $62 and represented $47 on a discounted basis. Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
Following the sale of New Albertson's Inc. ("NAI") on March 21, 2013, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of September 10, 2016, using actuarial estimates as of June 30, 2016, the total undiscounted amount of all such guarantees was estimated at $138 ($123 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI, the Company entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”) and operating and supply agreements. At the time of the sale of NAI, these arrangements had initial terms ranging from 12 months to five years, and are generally subject to renewal upon mutual agreement by the parties thereto and also include termination provisions that can be exercised by each party. On September 6, 2016, NAI and Albertson’s LLC each notified the Company that it was again exercising its right to renew the term of their respective Transition Services Agreement for an additional year. Pursuant to this notice, each TSA will now expire on September 21, 2018 unless renewed again by notice given no later than September 21, 2017. In addition, the Company operates a distribution center owned by NAI.
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
Haggen
The Company entered into a transition services agreement with Haggen in December 2014 (the “Haggen TSA”) to provide certain services to 164 stores owned and being acquired by Haggen in five states. The Company also entered into a supply agreement with Haggen to supply goods and products to Haggen stores in Washington and Oregon. On September 8, 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Through the bankruptcy process, Haggen has now closed or sold all 164 stores. The transition and wind down of the Haggen TSA and supply agreement occurred in the second quarter of fiscal 2017, with the Company now providing limited services in connection with the wind down of the Haggen estate. The Company filed approximately $2 of administrative 503(b)(9) priority claims and approximately $8 of unsecured claims with the bankruptcy court, including a number of contingent claims. On September 30, 2016, the bankruptcy court approved settlement agreements resolving the Company’s unsecured claims against Haggen. In accordance with the terms of the settlement agreements, the Company received approximately $3 from Haggen on October 11, 2016, and it anticipates Haggen will make further payments of approximately $2 on account of the Company’s claims. Pursuant to the settlement agreement, Haggen has agreed not to pursue claw-backs of any transfers made to the Company. The Company could be exposed to claims from third parties from which the Company sourced products, services, licenses and similar benefits on behalf of Haggen. The Company has reserved for probable losses related to a portion of these claims and receivables. It is reasonably possible that the Company could experience losses in excess of the amount of such reserves; however, at this time the Company cannot reasonably estimate a range of such excess losses because of the factual and legal issues related to whether the Company would have liability for any such third-party claims, if such third-party claims were asserted against the Company.
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
Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations and, although the Company’s network has previously been found to be compliant with applicable data security standards, the forensic investigator working on behalf of the payment card brands has concluded that the Company was not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. On August 1, 2016, MasterCard provided notice of its assessment of non-ordinary course expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers as a result of the criminal intrusions. On September 1, 2016, the Company submitted an appeal of the assessment to MasterCard and, while the Company continues to believe that the assessment is without merit, the Company believes that a settlement with MasterCard is probable. The Company expects the other payment card brands to also allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. The Company believes these payment card brands will also make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers' claimed losses. The Company does not currently believe that the amount accrued for settlement of the MasterCard assessment and any amount that may be paid for other payment card brand claims that might be asserted will be material to the Company’s consolidated results of operations, cash flows or financial condition. In addition, one payment card brand has placed the Company in a “probationary status” for a period of two years following the Company's re-validation as PCI-DSS compliant, during which time the Company's failure to comply with the probationary requirements set forth by the payment card brand could result in the imposition of further conditions, including but not limited to disqualification from the payment system. The Company does not anticipate material costs to comply with the probationary requirements.
On October 23, 2015, the Company received a letter from a multistate group of Attorneys General seeking information regarding the intrusions. The Company is cooperating with the request. To date, no claims have been asserted against the Company related to this inquiry. If any claims are asserted, the Company expects to dispute those claims.
As discussed in more detail below in this Note 12 under Legal Proceedings, four class action complaints related to the intrusions have been filed against the Company and consolidated into one action and are currently pending. As indicated below, the Company believes that the likelihood of a material loss from the four class actions is remote. It is possible that other similar complaints by consumers, banks or others may be filed against the Company in connection with the intrusions.
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
Other Contractual Commitments
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 10, 2016, the Company had approximately $330 of non-cancelable future purchase obligations.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff and denying plaintiffs’ request to seek class certification for a group of New England retailers. On August 20, 2015, the District Court affirmed the Magistrate Judge’s order. In September 2015, the plaintiffs appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On March 1, 2016, the plaintiffs filed a class certification motion seeking to certify five District Court classes of retailers in the Midwest and the Company filed its response on May 6, 2016. On September 7, 2016, the District Court granted plaintiffs’ motion to certify five Midwest distribution center classes, only one of which is suing the Company (the non-arbitration Champaign distribution center class). On September 21, 2016, the Company filed a petition with the 8th Circuit seeking permission to file an interlocutory appeal of the class certification decision. The District Court has ordered a mandatory settlement conference for February 14-15, 2017. The Company continues to vigorously defend this lawsuit. Due to the mandatory settlement conference, it is reasonably possible that the parties will engage in settlement negotiations as required by the District Court, which may result in a settlement of the matter. However, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the procedural status of the case, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.
In August and November 2014, four class action complaints were filed against the Company relating to the criminal intrusions into its computer network announced by the Company in fiscal 2015 (the “Criminal Intrusion”). The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. The Company filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court's dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and the Company filed its response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs' motion to vacate the District Court's dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, the Company filed a cross-appeal to preserve its additional arguments for dismissal of the plaintiffs' complaint. To date, no hearing date has been set for the 8th Circuit argument.
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
With respect to the IOS, Criminal Intrusion and OCR matters discussed above, the Company believes the chance of a material loss is remote. It is possible, although management believes that the likelihood is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 13—SEGMENT INFORMATION
Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 14—DISCONTINUED OPERATIONS
The following is a summary of the Company’s operating results and certain other directly attributable expenses that are included in discontinued operations:

	Second Quarter Ended		Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Net sales	$—	$—	$—	$—
Earnings (loss) before income taxes from discontinued operations	3	—	3	(3)
Income tax provision (benefit)	1	(2)	1	(6)
Income from discontinued operations, net of tax	$2	$2	$2	$3

NOTE 15—SUBSEQUENT EVENTS
Proposed Sale of Save-A-Lot
On October 16, 2016, the Company, Moran Foods, LLC, a wholly owned subsidiary of the Company (“Save-A-Lot”), Smith Acquisition Corp. (the “Purchaser”), an affiliate of Onex Partners Manager LP, and Smith Merger Sub Corp., a newly formed wholly owned subsidiary of the Purchaser (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Purchaser will acquire the Save-A-Lot business of the Company. On the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into Save-A-Lot, with Save-A-Lot surviving the merger as a wholly owned subsidiary of the Purchaser, and the membership units of Save-A-Lot held by the Company will be converted into the right to receive from Purchaser at the Closing $1.365 billion in cash, subject to working capital, indebtedness and other customary adjustments as set forth in the Merger Agreement. The transaction is currently expected to be completed by January 31, 2017, subject to receipt of required regulatory approvals and other customary closing conditions.
As of September 10, 2016, the Save-A-Lot business incorporated net assets of approximately $620 to $630 that SUPERVALU expects to dispose of through the sale of the Save-A-Lot business. Upon completion of the sale of the Save-A-Lot business, the Company will use a portion of the cash proceeds, net of the transaction-related fees, expenses and taxes, to make a mandatory prepayment of $750 against the Company’s outstanding balance under the Secured Term Loan Facility. The Company anticipates making an additional $50 to $100 payment against the Secured Term Loan Facility balance to bring the Total Secured Leverage Ratio on a pro forma basis giving effect to such prepayment to be no higher than 1.50:1.00. The Company intends to use the remaining net proceeds, estimated to be in the range of $275 to $350 after customary adjustments at closing, to further reduce debt and improve its capital structure as well as to fund corporate and growth initiatives.
The Merger Agreement will result in the classification of assets and liabilities of the Save-A-Lot business as held-for-sale as of the Company’s third quarter of fiscal 2017. The Company will assess the carrying value of its assets held-for-sale for impairment in accordance with generally accepted accounting principles to asses if the carrying value of the respective assets exceed their estimated fair value, prior to measuring the held-for-sale business at fair value less cost to sell.
Business Acquisitions

Refer to Note 2—Business Acquisitions for the Company's subsequent events information related to business acquisitions.

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
EXECUTIVE OVERVIEW
Second Quarter of Fiscal 2017 Highlights
Financial highlights for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 include:

•
Net sales were $3,865, a decrease of $197 or 4.8 percent, primarily due to lost Wholesale customers, lower identical store sales in our Retail and Save-A-Lot businesses, and closed Save-A-Lot stores, offset in part by new Wholesale stores and customers, and new corporate Save-A-Lot and Retail stores.

•
Gross profit was $562, a decrease of $21 or 3.6 percent, which reflects declines in Retail and Wholesale sales and lower transition services fees, offset in part by higher gross margins in Save-A-Lot and Wholesale.

•
Operating earnings were $88, a decrease of $6 or 6.4 percent, primarily due to lower gross profit from decreased sales and higher employee-related costs from new stores, offset in part by higher base margins in Save-A-Lot and Wholesale, and lower pension expense.

Year-To-Date Fiscal 2017 Highlights
Financial highlights for the year-to-date period of fiscal 2017 compared to the year-to-date period of fiscal 2016 include:

•
Net sales were $9,061, a decrease of $408 or 4.3 percent, primarily due to lost Wholesale customers, lower identical store sales in our Retail and Save-A-Lot businesses, lower sales to existing Wholesale customers and closed Save-A-Lot stores, offset in part by new corporate Save-A-Lot and Retail stores, and new Wholesale stores and customers.

•
Gross profit was $1,341, a decrease of $52 or 3.7 percent, which reflects declines in Retail and Wholesale sales and lower transition services fees, offset in part by higher base margins in Save-A-Lot and Wholesale.

•
Operating earnings were $221, a decrease of $31 or 12.3 percent, primarily due to lower gross profit from decreased sales and higher employee-related costs from new stores, offset in part by higher base margins in Save-A-Lot and Wholesale and lower pension expense.

•
Net cash provided by operating activities of continuing operations was $275, a decrease of $1, primarily due to lower cash generated from earnings and higher levels of cash utilized in operating assets and liabilities, offset by lower contributions to benefit plans.

•
Net cash used in investing activities of continuing operations was $115, a decrease of $4, primarily due to a net decrease in cash paid for intangible and other assets, offset in part by an increase in cash paid for capital expenditures.

•
Net cash used in financing activities of continuing operations was $163, an increase of $138, primarily due to an increase in revolving debt repayments and the $99 mandatory prepayment of the Secured Term Loan Facility made in the first quarter of fiscal 2017 as described in Note 6—Long-Term Debt in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Business Strategies and Initiatives
The Company’s vision, which has and will continue to guide its strategic and operational decisions, is to become the leading distributor of consumable products and provider of services to retailers in the United States. Initiatives in each of the Company’s segments include:
Wholesale:

•
Retaining our existing customers by continuing to differentiate ourselves through our service levels, product offerings and growing professional services offerings, including administrative back-office solutions

•	Targeting sales growth by continuing to affiliate new customers, including larger chain businesses, and more aggressively pursuing external growth and market opportunities

•
Driving sales to existing customers with a sales-driven culture, emphasizing fresh product offerings, such as produce, and by enhancing the Company's professional services offerings, including merchandise and promotional planning, design and back-office technical and financial services

•	Improving the efficiency of the Company's operations, including its information technology infrastructure and maximizing the use of trucking miles and warehouse capacity

•
Strengthening core merchandising and marketing programs, including leveraging the Company's private-label programs, such as the Essential Everyday® and Equaline® labels, while marketing and adding depth to the Wild Harvest® and Culinary Circle® brands

Save-A-Lot:

•
Increasing sales and performance in the existing Save-A-Lot network of stores by expanding the sales per square foot of existing corporate stores through store resets, product assortment alterations, ad strategy changes, continued refinement of private-label programs, including America’s Choice® brand, and differentiation through fresh offerings

•	Growing the Save-A-Lot store footprint through new corporate and licensed store openings

•	Optimizing the store network, including by opportunistically converting corporate stores to licensed stores and vice versa for profitable growth

•	Improving operational efficiencies and managing costs to offer compelling value to customers
Retail:

•	Driving profitable sales by investing in price and promotions, and enhancing product offerings and merchandising displays

•	Driving improved store performance, including reducing inventory shrink rates and levels of out-of-stocks, through standardizing certain store processes

•	Continued development and introduction of the Company's private-label product offerings, including organic products, by providing innovative products in multiple channels across Retail and Wholesale

•	Investing capital on new stores, relocations and targeted store remodels
Corporate:

•	Continued management of the Company's overhead cost structure to enable investments in lower prices to customers

•	Providing high-quality administrative support services by enhancing the Company's service offerings and information technology systems

Recent Developments
Subsequent to the end of the second quarter of fiscal 2017, the Company paid $17 to acquire 22 Food Lion stores located in northern West Virginia, western Maryland, south central Pennsylvania and northwestern Virginia. The acquisition included certain store assets, including inventories, property, plant, and equipment, and capital and operating leases. The acquired stores were converted to the Company's Shop ‘N Save format that is currently used by some of the Company's Wholesale customers in that region and will at least initially be operated by the Company's Retail segment. The Company is in discussions with certain of its wholesale customers and the Federal Trade Commission on potential structures that would allow these wholesale customers to have an interest in these stores at some future date.
In August 2016, the Company entered into a long-term supply agreement to serve as a grocery wholesaler and distributor to The Fresh Market. The Fresh Market operates over 170 stores across the U.S. The Company has begun piloting store transitions, and expects to begin transitioning stores in early calendar 2017.
In July 2016, the Company entered into a long-term supply agreement with Indiana-based Marsh Supermarkets to serve as its primary grocery wholesaler and to provide certain professional services to the grocery chain. Marsh currently operates approximately 70 Marsh Supermarkets and O’Malia Food Markets across Indiana and Ohio. The transition of stores is complete.
Proposed Sale of Save-A-Lot
On October 16, 2016, the Company, Moran Foods, LLC, a wholly owned subsidiary of the Company (“Save-A-Lot”), Smith Acquisition Corp. (the “Purchaser”), an affiliate of Onex Partners Manager LP, and Smith Merger Sub Corp., a newly formed wholly owned subsidiary of the Purchaser (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Purchaser will acquire the Save-A-Lot business of the Company. On the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into Save-A-Lot, with Save-A-Lot surviving the merger as a wholly owned subsidiary of the Purchaser, and the membership units of Save-A-Lot held by the Company will be converted into the right to receive from Purchaser at the Closing $1.365 billion in cash, subject to working capital, indebtedness and other customary adjustments as set forth in the Merger Agreement. The transaction is currently expected to be completed by January 31, 2017, subject to receipt of required regulatory approvals and other customary closing conditions.

As of September 10, 2016, the Save-A-Lot business incorporated net assets of approximately $620 to $630 that SUPERVALU expects to dispose of through the sale of the Save-A-Lot business. Upon completion of the sale of the Save-A-Lot business, the Company will use a portion of the cash proceeds, net of the transaction-related fees, expenses and taxes, to make a mandatory prepayment of $750 against the Company’s outstanding balance under the Secured Term Loan Facility. The Company anticipates making an additional $50 to $100 payment against the Secured Term Loan Facility balance to bring the Total Secured Leverage Ratio on a pro forma basis giving effect to such prepayment to be no higher than 1.50:1.00. The Company intends to use the remaining net proceeds, estimated to be in the range of $275 to $350 after customary adjustments at closing, to further reduce debt and improve its capital structure as well as to fund corporate and growth initiatives.
The Merger Agreement will result in the classification of assets and liabilities of the Save-A-Lot business as held-for-sale as of the Company’s third quarter of fiscal 2017. The Company will assess the carrying value of its assets held-for-sale for impairment in accordance with generally accepted accounting principles to asses if the carrying value of the respective assets exceed their estimated fair value, prior to measuring the held-for-sale business at fair value less cost to sell.
Impact of Inflation and Deflation
The Company monitors product cost inflation and deflation and evaluates whether to absorb cost increases or decreases, or pass on pricing changes. The Company has experienced a mix of inflation and deflation across product categories within all three of its business segments during the second quarter of fiscal 2017, with higher levels of deflation within the meat and egg product categories.
In aggregate across all of the Company’s businesses and taking into account the mix of products, management estimates the Company’s businesses experienced low single digit cost deflation in the second quarter of fiscal 2017. All segments sustained cost deflation within the meat and egg product categories. Management estimates Save-A-Lot incurred cost deflation in the mid-to-high single digits as a percentage in the second quarter of fiscal 2017. Cost deflation continues to be greater within Save-A-Lot, particularly within its licensee distribution business, compared to Wholesale and Retail, due to product mix and product sourcing on private-label products. Cost deflation estimates are based on individual like items sold by the Company during the periods compared.
Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.
Competitive Environment
The United States grocery channel is highly competitive and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. In fiscal 2017 year-to-date, the Company's Retail segment has been impacted to a greater degree than anticipated by price competition, competitive store openings and a challenging sales and operating environment for its stores. These factors affecting the Retail segment are expected to impact the second half of fiscal 2017 as well.
Services Agreements
The Company provides back-office administrative support services under the TSA with NAI and Albertson's LLC and is also providing services as needed to transition and wind down the TSA with NAI and Albertson's LLC. The Company estimates that the complete transition and wind down of the TSA with NAI and Albertson's LLC could take approximately two to three more years. In September 2016, NAI and Albertson's LLC each notified the Company that it was again exercising its right to renew the term of their respective TSA for an additional year, which extended the expiration date of the NAI and Albertson's LLC TSA to September 21, 2018, unless renewed again by notice given no later than September 21, 2017.
In connection with Haggen’s bankruptcy process, Haggen has now closed or sold all 164 of its stores. The transition and wind down of the Haggen transition services agreement occurred in the second quarter of fiscal 2017, with the Company now providing limited services in connection with the wind down of the Haggen estate.
The Company is focused on driving professional services sales to existing and new customers through enhanced offerings, including merchandise and promotional planning, store design and back-office technical and financial services, which is one component of the Company’s plans to mitigate the impact of the wind down of the transition services agreements with NAI, Albertson's LLC and Haggen.
In connection with the sale of Save-A-Lot, the Company and Save-A-Lot will enter into a five-year professional services agreement under which the Company will provide Save-A-Lot with certain services and support functions for its day-to-day operations, including cloud services, merchandising technology, payroll, finance, and other technology and hosting services.

RESULTS OF OPERATIONS

The following table summarizes operating data the Company believes is important to its business:

	Second Quarter Ended		Year-To-Date Ended
Results of Operations	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Net sales	$3,865	$4,062	$9,061	$9,469
Cost of sales	3,303	3,479	7,720	8,076
Gross profit	562	583	1,341	1,393
Selling and administrative expenses	474	489	1,120	1,141
Operating earnings	88	94	221	252
Interest expense, net	41	44	101	103
Equity in earnings of unconsolidated affiliates	(1)	—	(2)	(2)
Earnings from continuing operations before income taxes	48	50	122	151
Income tax provision	18	19	45	57
Net earnings from continuing operations	30	31	77	94
Income from discontinued operations, net of tax	2	2	2	3
Net earnings including noncontrolling interests	32	33	79	97
Less net earnings attributable to noncontrolling interests	(1)	(2)	(2)	(5)
Net earnings attributable to SUPERVALU INC.	$31	$31	$77	$92
Diluted continuing operations net earnings per share attributable to SUPERVALU INC.	$0.11	$0.11	$0.28	$0.33
Weighted average shares outstanding—diluted	267	268	267	268
Other Statistics
Depreciation and amortization	$63	$64	$149	$147
Capital expenditures(1)	$51	$55	$117	$104
Adjusted EBITDA(2)	$147	$166	$369	$412
Financial Position
Working capital(3)			$358	$189
Total assets			$4,361	$4,566
Total debt and capital lease obligations			$2,385	$2,682
Stores Supplied and Operated:
Wholesale primary stores			1,815	1,854
Save-A-Lot licensee stores			888	901
Save-A-Lot corporate stores			482	441
Retail stores			197	199
Subtotal			3,382	3,395
Wholesale secondary stores			231	214
Total number of stores			3,613	3,609

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

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

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $217 and $216 as of September 10, 2016 and September 12, 2015, respectively.

Second Quarter of Fiscal 2017 and Fiscal 2017 Year-to-Date
The following discussion summarizes operating results for the second quarter and fiscal 2017 year-to-date compared to fiscal 2016:
Net Sales
The following table outlines the composition of and variances in Net sales:

	Second Quarter Ended			Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	Variance	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)	Variance
Wholesale	$1,731	$1,831	$(100)	$4,006	$4,293	$(287)
Save-A-Lot	1,060	1,091	(31)	2,492	2,499	(7)
Retail	1,033	1,092	(59)	2,464	2,565	(101)
Corporate	41	48	(7)	99	112	(13)
Total Net sales	$3,865	$4,062	$(197)	$9,061	$9,469	$(408)
Second Quarter Variances
Wholesale's net sales decreased primarily due to $152 of lost sales to stores the Company no longer supplies, $9 of lower other revenue and $6 of lower military sales, offset in part by $62 from increased sales to new stores operated by existing customers and new customers and $4 of higher sales from existing supplied customers. Lost sales to stores the Company no longer supplies include the impact of ceasing distribution to Haggen, certain Albertson’s LLC stores in the Southeast region that have transitioned to self-distribution and certain Gordy's stores. The Company anticipates new customer sales to more than offset the existing lost business in the second half of fiscal 2017.
Save-A-Lot's net sales decreased primarily due to $30 of lower identical licensee store sales, $24 of lower identical corporate store sales, $19 of lower sales due to closed licensee stores, $10 of lower sales due to closed corporate stores and $6 of lower other revenue, offset in part by $34 of higher sales from new corporate stores, $12 of higher sales from corporate store conversions and $12 of higher sales from new licensee stores. Save-A-Lot had lower network and corporate identical store sales in the second quarter of fiscal 2017, as indicated in the table below, which were driven by lower units sold and the impact of cost deflation in certain product categories.
Retail's net sales decreased primarily due to $61 of lower sales from negative identical store sales, $10 of lower sales from closed stores and $7 of lower other revenue, offset in part by a $19 sales increase from acquired and new stores. The lower Retail identical store sales in the second quarter of fiscal 2017 were driven by lower customer counts.
Corporate's net sales decreased primarily due to lower transition service fees from a lower number of stores serviced under services agreements.
Year-To-Date Variances
Wholesale's net sales decreased primarily due to $327 of lost sales to stores the Company no longer supplies, $46 of lower sales to existing customers, $27 of lower military sales and $15 of lower other revenue, offset in part by $127 from increased sales to new stores operated by existing customers and new customers. Lost sales to stores the Company no longer supplies include the impact of certain Albertson’s LLC stores in the Southeast region that have transitioned to self-distribution and ceasing distribution to Haggen and certain Gordy's stores.
Save-A-Lot's net sales decreased primarily due to $41 of lower identical licensee store sales, $41 of lower sales due to closed licensee stores, $30 of lower identical corporate store sales, $26 of lower sales due to closed corporate stores and $10 of lower other revenue, offset in part by $84 of higher sales from new corporate stores, $35 of higher sales from new licensee stores and $23 of higher sales from corporate store conversions. Save-A-Lot had lower network and corporate identical store sales in fiscal 2017 year-to-date, as indicated in the table below, which were driven by lower units sold and the impact of cost deflation in certain product categories.
Retail's net sales decreased primarily due to $123 of lower sales from negative identical store sales, $16 of lower sales from closed stores and $12 of lower other revenue, offset in part by a $50 sales increase from acquired and new stores. The lower Retail identical store sales in fiscal 2017 year-to-date were driven by lower customer counts.

Corporate's net sales decreased primarily due to lower transition service fees from a lower number of stores serviced under services agreements.
Identical Store Sales Variances
The following table summarizes identical store sales variances in percentages for the second quarter and fiscal 2017 year-to-date:

	September 10, 2016 (12 weeks)	September 10, 2016 (28 weeks)
Save-A-Lot Network:
Identical store sales percent variance(1)	(5.2)%	(3.0)%
Save-A-Lot Corporate Stores:
Identical store sales percent variance(2)	(5.0)%	(2.7)%
Average basket percent variance(3)	(1.8)%	(1.7)%
Customer count percent variance(4)	(3.2)%	(1.0)%
Retail:
Identical store sales percent variance(5)	(5.9)%	(5.0)%
Average basket percent variance(3)	(0.7)%	(0.5)%
Customer count percent variance(4)	(5.2)%	(4.5)%

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

(5)	Retail identical store sales are defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.
Gross Profit
The following table outlines the composition of and variances in Gross profit:

	Second Quarter Ended			Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	Variance	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)	Variance
Wholesale	$79	$83	$(4)	$188	$205	$(17)
% of Wholesale sales	4.6%	4.5%	0.1%	4.7%	4.8%	(0.1)%
Save-A-Lot	166	163	3	396	386	10
% of Save-A-Lot sales	15.7%	15.0%	0.7%	15.9%	15.5%	0.4%
Retail	276	289	(13)	657	689	(32)
% of Retail sales	26.6%	26.4%	0.2%	26.6%	26.9%	(0.3)%
Corporate	41	48	(7)	100	113	(13)
Total Gross profit	$562	$583	$(21)	$1,341	$1,393	$(52)
% of total Net sales	14.5%	14.4%	0.1%	14.8%	14.7%	0.1%
Second Quarter Variances
Wholesale gross profit decreased $4, and increased 10 basis points as a percentage of net sales, primarily due to $13 of lower gross profit from decreased sales, offset in part by $6 of higher base margins, which primarily includes the impacts of higher vendor allowances from new business, and $2 of lower logistics costs.
Save-A-Lot gross profit increased $3, or 70 basis points as a percentage of net sales, primarily due to $10 of higher base margins driven by higher product margin rates and new corporate stores, offset in part by $4 of increased promotional costs and $3 of higher inventory shrink costs. Save-A-Lot cost of sales and gross profit, and the Company's total business Cost of sales and Gross profit, increase together as Save-A-Lot corporate stores comprise a greater percentage of the Company's total store network, which can be driven by licensee conversions and new corporate stores.

Retail gross profit decreased $13, and increased 20 basis points as a percentage of net sales. Retail gross profit for the second quarter of fiscal 2017 included store closure costs of $1. When adjusted for this item, the remaining decrease of $12 is primarily due to $17 of lower gross profit from decreased sales, offset in part by $4 of lower other operating costs.
Corporate gross profit decreased $7 primarily due to a lower number of stores serviced under services agreements.
Year-To-Date Variances
Wholesale gross profit decreased $17, or 10 basis points as a percentage of net sales, primarily due to $37 of lower gross profit from decreased sales, $4 of lower product margins and $4 of higher employee related costs, offset in part by $17 of higher vendor allowances, $5 of lower logistic costs, $3 of reduced costs from incremental vendor back-haul allowances and $2 of lower pension expense.
Save-A-Lot gross profit increased $10, or 40 basis points as a percentage of net sales, primarily due to $24 from higher base margins driven by higher product margin rates, offset in part by $10 of higher inventory shrink costs and $5 of increased promotional costs.
Retail gross profit decreased $32, or 30 basis points as a percentage of net sales. Retail gross profit in fiscal 2017 year-to-date included net store closure costs of $1. When adjusted for this item, the remaining decrease of $31 is primarily due to $30 of lower gross profits from decreased sales and $10 of lower base margins from strategic investments to lower prices to customers, offset in part by $9 of lower employee-related costs and other operating costs.
Corporate gross profit decreased $13 primarily due to a lower number of stores serviced under services agreements.
Selling and Administrative Expenses
Second Quarter Variances
Selling and administrative expenses for the second quarter of fiscal 2017 were $474 or 12.3 percent of net sales, compared with $489 or 12.1 percent of Net sales last year, a decrease of $15 or 3.1 percent. Selling and administrative expenses for the second quarter of fiscal 2017 included a fee received from a supply agreement termination of $9, offset in part by store closure charges and costs of $3 and costs related to the potential separation of Save-A-Lot of $1. Selling and administrative expenses for the second quarter of fiscal 2016 included $4 of costs related to the potential separation of Save-A-Lot and $4 of severance costs. When adjusted for these items, the remaining decrease of $2 in Selling and administrative expenses is primarily due to $12 of lower pension expense and $6 of lower employee incentive compensation, offset in part by $16 of higher employee wage and benefit costs.
Year-To-Date Variances
Selling and administrative expenses for fiscal 2017 year-to-date were $1,120 compared with $1,141 last year, a decrease of $21 or 1.8 percent. Selling and administrative expenses for fiscal 2017 year-to-date included a fee received from a supply agreement termination of $9 and a sales and use tax refund of $2, offset in part by costs related to the potential separation of Save-A-Lot of $4 and store closure charges and costs of $3. Selling and administrative expenses for fiscal 2016 year-to-date included $7 of severance costs and $4 of costs related to the potential separation of Save-A-Lot. When adjusted for these items, the remaining decrease of $6 in Selling and administrative expenses is primarily due to $28 of lower pension expense and $9 of lower employee incentive compensation, offset in part by $21 of higher employee wages and benefit costs, $10 of higher contracted services and $3 of higher occupancy costs.

Operating Earnings
The following table outlines the composition of and variances in Operating earnings:

	Second Quarter Ended			Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	Variance	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)	Variance
Wholesale	$58	$49	$9	$122	$126	$(4)
% of Wholesale sales	3.3%	2.7%	0.6%	3.0%	2.9%	0.1%
Save-A-Lot	22	32	(10)	61	83	(22)
% of Save-A-Lot sales	2.1%	3.0%	(0.9)%	2.4%	3.3%	(0.9)%
Retail	(12)	10	(22)	(4)	43	(47)
% of Retail sales	(1.2)%	0.9%	(2.1)%	(0.2)%	1.7%	(1.9)%
Corporate	20	3	17	42	—	42
Total Operating earnings	$88	$94	$(6)	$221	$252	$(31)
% of total Net sales	2.3%	2.3%	—%	2.4%	2.7%	(0.3)%
Second Quarter Variances
Wholesale operating earnings for the second quarter of fiscal 2017 increased $9, or 60 basis points as a percentage of net sales. Wholesale operating earnings for the second quarter of fiscal 2017 included a fee received from a supply agreement termination of $9. When adjusted for this item, operating earnings were flat compared to the prior year, primarily resulting from $13 of lower gross profit from decreased sales, offset by $6 of higher base margins, which include the impacts of vendor allowances from new Wholesale business, and $7 of lower logistics costs, incremental vendor back-haul allowances and lower other operating costs.
Save-A-Lot operating earnings for the second quarter of fiscal 2017 decreased $10, or 90 basis points as a percentage of net sales, primarily due to $9 of higher employee-related costs primarily related to new corporate stores, $4 of increased promotional costs, $3 of higher inventory shrink costs and $3 of higher occupancy costs, offset in part by $10 of higher base margins driven by higher product margin rates and new corporate stores.
Retail operating loss for the second quarter of fiscal 2017 increased $22, or 210 basis points as a percentage of net sales. Retail operating loss for the second quarter of fiscal 2017 included store closure charges and costs of $4. When adjusted for this item, the remaining decrease of $18 is primarily due to $17 of lower gross profit from decreased sales and $4 of higher employee-related costs, offset in part by $2 of lower depreciation and amortization.
Corporate operating earnings for the second quarter of fiscal 2017 increased $17. Corporate operating earnings for the second quarter of fiscal 2017 included $1 of costs related to the potential separation of Save-A-Lot. Corporate operating earnings for the second quarter of fiscal 2016 included $4 of costs related to the potential separation of Save-A-Lot and $4 of severance costs. When adjusted for these items, the remaining increase of $10 is primarily due to $12 of lower pension expense, $4 of lower employee-related costs and $2 of lower occupancy costs, offset in part by $7 of lower services agreement fees.
Year-To-Date Variances
Wholesale operating earnings for fiscal 2017 year-to-date decreased $4, and increased 10 basis points as a percentage of net sales. Wholesale operating earnings for fiscal 2017 year-to-date included a fee received from a supply agreement termination of $9. When adjusted for this item, the remaining decrease of $13 is primarily due to $37 of lower gross profit from decreased sales, $4 of lower base margins and $3 of higher employee related costs, offset in part by $17 of higher vendor allowances, $5 of lower logistics costs, $3 of reduced costs from incremental vendor back-haul allowances, $2 of lower bad debt expense and $2 of lower pension expense.
Save-A-Lot operating earnings for fiscal 2017 year-to-date decreased $22, or 90 basis points as a percentage of net sales, primarily due to $20 of higher employee-related costs driven by new corporate stores, $10 of higher inventory shrink costs, $7 of higher occupancy costs driven by new corporate stores, $6 of increased promotional costs and $4 of higher depreciation expense, offset in part by $24 higher base margins driven by higher product margin rates.
Retail operating loss for fiscal 2017 year-to-date increased $47, or 190 basis points as a percentage of net sales. Retail operating losses for fiscal 2017 year-to-date included store closure charges and costs of $4. When adjusted for this item, the remaining decrease of $43 is primarily due to $30 of lower gross profit from decreased sales, $10 of lower base margins from a strategic investment to lower prices to customers and $6 of higher employee-related costs, offset in part by $3 of lower depreciation expense.
Corporate operating earnings for fiscal 2017 year-to-date increased $42. Corporate operating earnings for fiscal 2017 year-to-date include costs related to the potential separation of Save-A-Lot of $4, offset by a sales and use tax refund of $2. Corporate operating earnings for fiscal 2016 year-to-date included severance costs of $7 and costs related to the potential separation of Save-A-Lot of $4. When adjusted for these items, the remaining increase of $33 is primarily due to $26 of lower pension expense, $14 of lower employee-related costs driven primarily by lower incentive compensation and $7 of lower occupancy costs, offset in part by $13 of lower services agreement fees and $4 of higher contracted services.
Interest Expense, Net
Interest expense, net was $41 for the second quarter of fiscal 2017, compared with $44 for the second quarter last year. Interest expense, net, decreased $3 primarily due to lower average outstanding debt balances.
Interest expense, net for fiscal 2017 year-to-date was $101, compared with $103 for the same period last year. Interest expense, net for fiscal 2017 year-to-date included charges of $7 related to the amendment and prepayments of the Secured Term Loan Facility, comprised of unamortized financing cost charges of $5 and refinancing costs of $2. When adjusted for these items, Interest expense, net decreased $9 primarily due to lower average outstanding debt balances.
Income Tax Provision
Income tax expense for the second quarter of fiscal 2017 was $18 or 36.2 percent of earnings from continuing operations before income taxes, compared with an income tax expense of $19 or 40.0 percent of earnings from continuing operations before income taxes for the second quarter last year. The decrease in the effective tax rate is primarily due to a favorable change in the mix of income among state taxing jurisdictions.
Income tax expense for fiscal 2017 year-to-date was $45 or 36.5 percent of earnings from continuing operations before income taxes, compared with income tax expense of $57 or 37.9 percent of earnings from continuing operations before income taxes last year. The decrease in the effective tax rate is primarily due to a favorable change in the mix of income among state taxing jurisdictions, partially offset by lower year-over-year discrete benefits.
Net Earnings from Continuing Operations
Second Quarter Variances
Net earnings from continuing operations for the second quarter of fiscal 2017 were $30, compared with $31 last year. Net earnings from continuing operations for the second quarter of fiscal 2017 included a fee received from a supply agreement termination of $6, offset in part by store closure charges and costs of $3 and costs related to the potential separation of Save-A-Lot of $1. Net earnings from continuing operations for the second quarter of fiscal 2016 included after-tax costs of $3 related to the potential separation of Save-A-Lot and $3 of severance costs. When adjusted for these items, the remaining $9 after-tax decrease in net earnings from continuing operations is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.
Year-To-Date Variances
Net earnings from continuing operations for fiscal 2017 year-to-date were $77, compared with $94 last year. Net earnings from continuing operations for fiscal 2017 year-to-date included after-tax costs and charges of $4, comprised of costs related to the potential separation of Save-A-Lot of $4, unamortized financing cost charges of $3, store closure charges and costs of $3 and refinancing costs of $1, offset in part by a fee received from a supply agreement termination of $6 and a sales and use tax refund of $1. Net earnings from continuing operations for fiscal 2016 year-to-date included after-tax costs of $5 related to the potential separation of Save-A-Lot and $3 of severance costs. When adjusted for these items, the remaining $21 after-tax decrease is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.

NON-GAAP FINANCIAL MEASURES
Use of Non-GAAP Financial Measures
The Company’s Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”). In addition to the above analysis of results of operations, the Company also considers certain non-GAAP financial measures to assess the performance of its business and understand underlying operating performance and core business trends, which it uses to facilitate operating performance comparisons of its business on a consistent basis over time. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to the Company's results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. In each of these measures, certain items are being omitted either because they are non-cash items or are items that are not considered in the Company's supplemental assessment of on-going business performance. Certain of these adjustments are considered in similar supplemental analyses by other companies, such as Depreciation and amortization, impairment charges and certain other adjustments.
The Company believes these non-GAAP measures are useful to investors because Adjusted EBITDA provides additional understanding of other factors and trends affecting its business, which are used in the business planning process to understand expected performance, to evaluate results against those expectations, and as one of the compensation performance measures under certain compensation programs and plans. The Company believes Adjusted EBITDA is more reflective of factors that affect its underlying operating performance and facilitate operating performance comparisons of our business segments on a consistent basis over time.
Limitations of Use
Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude certain items that may be recurring in nature and may be reflected in the Company's financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. The non-GAAP financial measures below should only be considered as an additional supplement to the Company’s financial results reported in accordance with GAAP and should be reviewed in conjunction with the Company’s results reported in accordance with GAAP in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.
There are significant limitations to using Adjusted EBITDA as a financial measure including, but not limited to, it not reflecting cash expenditures for capital assets or contractual commitments, changes in working capital, income taxes and debt service expenses that are recurring in the Company's results of operations.
Definitions
The Company defines Adjusted EBITDA as Net earnings (loss) from continuing operations, plus Interest expense, net and Income tax provision (benefit), less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charge (credit), certain employee-related costs and pension-related charges (including severance costs, pension settlement charges, multiemployer pension withdrawal charges, accelerated stock-based compensation charges and other items), certain non-cash asset impairment and other charges (including asset write-offs, store closures and market exits), certain gains and losses on the sale of property, goodwill and intangible asset impairment charges, costs related to the separation of businesses, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or items, as determined by management.

The following table reconciles Adjusted EBITDA to Net earnings from continuing operations:

	Second Quarter Ended		Year-To-Date Ended
	September 10, 2016 (12 weeks)	September 12, 2015 (12 weeks)	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)
Net earnings from continuing operations	$30	$31	$77	$94
Less net earnings attributable to noncontrolling interests	(1)	(2)	(2)	(5)
Income tax provision	18	19	45	57
Interest expense, net	41	44	101	103
Depreciation and amortization	63	64	149	147
LIFO charge	—	2	2	5
Costs related to the potential separation of Save-A-Lot(1)	1	4	4	7
Store closure charges and costs(2)	4	—	4	—
Severance costs(3)	—	4	—	4
Sales and use tax refunds(4)	—	—	(2)	—
Supply agreement termination fee(5)	(9)	—	(9)	—
Adjusted EBITDA	$147	$166	$369	$412

(1)
Costs related to the potential separation of Save-A-Lot primarily include, among other things, financial and legal advisers’ costs, employee-related costs, incremental compensation costs, and contract license costs that are directly related to the transition and separation.

(2)	Store closure charges and costs include impairment, severance and related costs due to store closures.

(3)	Severance costs include separation-related costs for former employees.

(4)	Sales and use tax refunds reflect fees received related to tax refunds related to prior years.

(5)	Termination fees reflect cash gains related to the termination of supply agreements.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility increased to $828 from $744 as of September 10, 2016 compared to February 27, 2016.

•
In fiscal 2017 year-to-date, the Secured Term Loan Credit Facility was amended to permit SUPERVALU and its subsidiaries to undertake certain transactions reasonably determined by SUPERVALU to be necessary to effectuate a separation of Save-A-Lot. The interest rate for the term loan increased from LIBOR plus 3.50 percent to LIBOR plus 4.50 percent with a floor on LIBOR remaining at 1.00 percent subject to a further increase of 0.25 percent if certain credit rating conditions are not satisfied.

•
As of September 10, 2016, scheduled debt maturities and mandatory prepayments due in the remainder of fiscal 2017 were $0, exclusive of any potential prepayment requirements under the Secured Term Loan Facility in the event of a separation of the Save-A-Lot business.

•	Payments to reduce capital lease obligations are expected to be $12 for the remainder of fiscal 2017 and approximately $24 in fiscal 2018.

•
Working capital increased $80 to $358 as of September 10, 2016 from $278 as of February 27, 2016, excluding the impacts of the LIFO reserve, primarily due to the reduction in current maturities of long-term debt related to the $99 mandatory prepayment of the Secured Term Loan Facility made in the first quarter of fiscal 2017 and higher inventories within Wholesale, Save-A-Lot and Retail, partially offset by higher levels of accounts payable.

•
Management expects that the Company will be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•
In connection with the sale of Save-A-Lot, the Company will prepay loans outstanding under the Secured Term Loan Facility with 100% of the first $750 of Net Cash Proceeds (as defined in the facility) received and with 50% of the Net Cash Proceeds in excess of $750 up to an aggregate amount that would cause the Total Secured Leverage Ratio on a pro forma basis after giving effect to such prepayment to be no higher than 1.50:1.00.

•
Total debt was $2,164 and $2,297 as of September 10, 2016 and February 27, 2016, respectively, net of unamortized debt financing costs and original issue discount, under senior secured credit agreements and debentures.

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
The Company does not pay dividends, and there is no current intent to pay dividends. The Company is limited in the aggregate amount of dividends that it may pay under the terms of its Secured Term Loan Facility and its Revolving ABL Credit Facility and would need to meet certain conditions under these credit facilities before paying a dividend, as described in Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q. The payment of future dividends is subject to the discretion of the Company’s Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that the Company’s Board of Directors may deem relevant.
Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	Year-To-Date Ended
	September 10, 2016 (28 weeks)	September 12, 2015 (28 weeks)	Variance
Cash flow activities
Net cash provided by operating activities – continuing operations	$275	$276	$(1)
Net cash used in investing activities	(115)	(119)	4
Net cash used in financing activities	(163)	(25)	(138)
Net cash provided by discontinued operations	3	1	2
Net increase in cash and cash equivalents	—	133	(133)
Cash and cash equivalents at beginning of period	57	114	(57)
Cash and cash equivalents at the end of period	$57	$247	$(190)
The decrease in net cash provided by operating activities from continuing operations in fiscal 2017 year-to-date compared to last year is primarily due to lower cash generated from earnings and higher levels of cash utilized in operating assets and liabilities, offset in part by $36 of lower contributions to benefit plans.
The decrease in net cash used in investing activities in fiscal 2017 year-to-date compared to last year is primarily due to a $21 decrease in cash paid for intangible and other assets, offset in part by a $16 increase in cash paid for capital expenditures.

The increase in net cash used in financing activities in fiscal 2017 year-to-date compared to last year is primarily due to a $126 net increase in cash paid towards debt and capital lease obligations, and a $9 decrease in proceeds from the sale of common stock.
Credit Facilities and Debt Agreements
Total debt and capital lease obligations, net of unamortized debt financing costs and original issue discount, decreased $139 to $2,385 as of September 10, 2016 from $2,524 as of February 27, 2016. The decrease in total debt and capital lease obligations is primarily due to a $103 reduction of borrowing under the Secured Term Loan Facility, including the $99 excess cash flow prepayment that was required to be paid in the first quarter of fiscal 2017, a $38 reduction in borrowings under the Revolving ABL Credit Facility and $13 of payments to reduce capital leases, offset in part by $8 of non-cash amortization of debt financing costs and original issue discount and $7 of non-cash capital lease additions.
Refer to Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of the Company's credit facilities and certain long-term debt agreements and additional information.
Capital Expenditures
Capital expenditures in fiscal 2017 year-to-date were $117, including capital lease additions but excluding cash paid for business acquisitions, and primarily consisted of investments in new Save-A-Lot corporate and Retail stores, store remodels and information technology investments. In addition, during fiscal 2017 year-to-date, the Company paid $6 for eight acquired stores. Capital expenditures and cash paid for licensee business acquisitions for fiscal 2017 are projected to be approximately $325 to $350, including capital lease additions.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $2 and $38 in fiscal 2017 and 2016 year-to-date, respectively. The decrease in contributions is primarily due to a $25 discretionary contribution and an $11 contribution in connection with the closing of a postretirement benefit plan audit made in fiscal 2016 year-to-date.
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
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
The Company has outstanding guarantees and is contingently liable under other contractual arrangements. See Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption "Guarantees and Contingent Liabilities" in Part I, Item I of this Quarterly Report on Form 10-Q.
Legal Proceedings
The Company is a party to various legal proceedings arising from the normal course of business as described in Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Multiemployer Pension Plans
The Company contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During fiscal 2017 and 2016 year-to-date, the Company contributed $21 and $20, respectively, to these multiemployer pension plans. There have been no material changes in the Company's multiemployer pension plan arrangements since the end of fiscal 2016. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 for information regarding these arrangements.
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
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 10, 2016, the Company had approximately $330 of non-cancelable future purchase obligations.

CRITICAL ACCOUNTING POLICIES
There were no material changes in the Company’s critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1—Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q under the caption “Recently Issued Accounting Standards” for a discussion of recently issued accounting standards not yet adopted by the Company, and for which the Company is currently evaluating their impact on its financial statements.

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
Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 under the heading “Risk Factors,” the factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.
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

•	The Company's ability to maintain or improve levels of identical store sales and operating margins

•	Changes in economic conditions or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

•	The Company's ability to keep pace with changing customer expectations and new developments and technology investments by competitors
Execution of Initiatives

•	The Company’s ability to identify and effectively execute on performance improvement and customer service initiatives

•	The Company’s ability to offer competitive products and services at low prices and maintain high levels of productivity and efficiency

•	The ability to grow by driving sales, attracting new customers and new licensees and successfully opening new locations

•	The ability to successfully execute on initiatives involving acquisitions or dispositions

•	The Company’s ability to continue to become a more cost-efficient organization

•	The Company’s ability to respond appropriately to competitors’ initiatives

•	The Company’s ability to execute on and consummate the sale of Save-A-Lot and the transactions contemplated thereby, including the professional services agreement
Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness, including the restrictive operating covenants in the underlying debt instruments, on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance or amend the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms
Increased Employee Benefit Costs and Labor Relations

•	Increased operating costs resulting from rising employee benefit costs

•	Potential increases in health plan costs resulting from health care reform

•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations

•	Required funding of multiemployer pension plans and any withdrawal liability

•	The effect of the financial condition of the Company’s pension plans on the Company’s debt ratings

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefit costs

•	Potential for work disruption from labor disputes
Wind Down of Relationships with Albertson’s LLC, New Albertson’s, Inc. (“NAI”) and Haggen

•
The Company's ability to effectively manage its cost structure and identify new revenue opportunities as the Transition Services Agreement with each of Albertson’s LLC and NAI (collectively, the “TSA”) wind down and with the wind down of the Transition Services Agreement with Haggen in the second quarter of fiscal 2017

•
The Company's ability to provide services and transition and wind down services to NAI and Albertson’s LLC under the TSA and the letter agreement regarding the transition and wind down of the TSA in an efficient manner that is not disruptive to the Company, while eliminating costs directly and not directly tied to providing these services

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described in Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, including the third amendment to the Company's Secured Term Loan Facility, there were no material changes in market risk for the Company in the period covered by this report. See the discussion of market risk in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 10, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There has been no change to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, it is remote that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position. See Note 12—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q under the caption “Legal Proceedings” for a discussion of certain of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. Other than the risks described below, there were no material changes in risk factors for the Company in the period covered by this report.
Completion of Proposed Sale of Save-A-Lot
The Company has entered into a Merger Agreement providing for the sale of its Save-A-Lot business to an affiliate of Onex Partners Manager LP for a purchase price of $1.365 billion in cash, subject to working capital, indebtedness and other customary adjustments as set forth in the Merger Agreement. The process of consummating the proposed sale of Save-A-Lot may be disruptive to the Company’s business operations, may distract the Company’s management team from their day-to-day responsibilities and could make it more difficult to retain employees. The sale is subject to customary closing conditions, which may not be obtained or satisfied, and as a result and due to other factors outside the Company’s control, the sale may not be completed on the timing currently contemplated, or at all. Any of these risks or uncertainties, including the inability to complete the proposed sale in the time period and on the terms contemplated by the Merger Agreement, could adversely affect the Company’s business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
June 19, 2016 to July 16, 2016	—	$—	—	$—
Second four weeks
July 17, 2016 to August 13, 2016	26,419	$4.84	—	$—
Third four weeks
August 14, 2016 to September 10, 2016	—	$—	—	$—
Totals	26,419	$4.84	—	$—

(1)	The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2017 contains three 28-day periods.

(2)
These amounts include the deemed surrender by participants in the Company's compensatory stock plans of 26,419 shares of previously issued common stock. These are in payment of the purchase price of shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1
SUPERVALU INC. 2012 Stock Plan (As Amended July 20, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016)*

10.2
SUPERVALU INC. 2012 Stock Plan Revised Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2016)*

10.3
Letter Agreement Amendment, dated July 25, 2016, between SUPERVALU INC. and Mark Gross (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2016)*

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

* Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 19, 2016	/s/ BRUCE H. BESANKO
Bruce H. Besanko Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

SUPERVALU INC. (Registrant)

Dated: October 19, 2016	/s/ SUSAN S. GRAFTON
Susan S. Grafton Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

10.1
SUPERVALU INC. 2012 Stock Plan (As Amended July 20, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016)*

10.2
SUPERVALU INC. 2012 Stock Plan Revised Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2016)*

10.3
Letter Agreement Amendment, dated July 25, 2016, between SUPERVALU INC. and Mark Gross (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2016)*

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

* Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.