Form 10-Q
period 2016-12-03
SUPERVALU INC
filed 2017-01-11
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended December 3, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of January 6, 2017, there were 267,658,931 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED SEGMENT FINANCIAL INFORMATION
(Unaudited)
(In millions, except percent data)

	Third Quarter Ended		Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Net sales
Wholesale	$1,906	$1,902	$5,912	$6,195
% of total	63.5%	62.5%	61.8%	61.9%
Retail	1,060	1,097	3,524	3,662
% of total	35.3%	36.0%	36.8%	36.6%
Corporate	37	46	137	159
% of total	1.2%	1.5%	1.4%	1.5%
Total net sales	$3,003	$3,045	$9,573	$10,016
	100.0%	100.0%	100.0%	100.0%
Operating earnings (loss)
Wholesale	$52	$54	$174	$180
% of Wholesale sales	2.7%	2.8%	2.9%	2.9%
Retail	(14)	21	(18)	64
% of Retail sales	(1.3)%	2.0%	(0.5)%	1.8%
Corporate	(37)	(9)	(8)	(21)
Total operating earnings	1	66	148	223
% of total net sales	0.1%	2.2%	1.5%	2.2%
Interest expense, net	40	45	141	148
Equity in earnings of unconsolidated affiliates	(1)	(1)	(3)	(3)
(Loss) earnings from continuing operations before income taxes	(38)	22	10	78
Income tax (benefit) provision	(27)	6	(11)	24
Net (loss) earnings from continuing operations	(11)	16	21	54
(Loss) income from discontinued operations, net of tax	(14)	19	33	78
Net (loss) earnings including noncontrolling interests	(25)	35	54	132
Less net earnings attributable to noncontrolling interests	(1)	(1)	(3)	(6)
Net (loss) earnings attributable to SUPERVALU INC.	$(26)	$34	$51	$126
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Third Quarter Ended		Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Net sales	$3,003	$3,045	$9,573	$10,016
Cost of sales	2,596	2,609	8,221	8,573
Gross profit	407	436	1,352	1,443
Selling and administrative expenses	391	364	1,189	1,214
Goodwill and intangible asset impairment charges	15	6	15	6
Operating earnings	1	66	148	223
Interest expense, net	40	45	141	148
Equity in earnings of unconsolidated affiliates	(1)	(1)	(3)	(3)
(Loss) earnings from continuing operations before income taxes	(38)	22	10	78
Income tax (benefit) provision	(27)	6	(11)	24
Net (loss) earnings from continuing operations	(11)	16	21	54
(Loss) income from discontinued operations, net of tax	(14)	19	33	78
Net (loss) earnings including noncontrolling interests	(25)	35	54	132
Less net earnings attributable to noncontrolling interests	(1)	(1)	(3)	(6)
Net (loss) earnings attributable to SUPERVALU INC.	$(26)	$34	$51	$126

Basic net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(0.04)	$0.05	$0.07	$0.18
Discontinued operations	$(0.06)	$0.07	$0.12	$0.30
Basic net (loss) earnings per share	$(0.10)	$0.13	$0.19	$0.48
Diluted net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(0.04)	$0.05	$0.07	$0.18
Discontinued operations	$(0.06)	$0.07	$0.12	$0.29
Diluted net (loss) earnings per share	$(0.10)	$0.13	$0.19	$0.47
Weighted average number of shares outstanding:
Basic	265	264	265	263
Diluted	265	268	267	268
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Third Quarter Ended		Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Net (loss) earnings including noncontrolling interests	$(25)	$35	$54	$132
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	102	27	113	50
Recognition of interest rate swap cash flow hedge(2)	2	—	2	(2)
Total other comprehensive income	104	27	115	48
Comprehensive income including noncontrolling interests	79	62	169	180
Less comprehensive income attributable to noncontrolling interests	(1)	(1)	(3)	(6)
Comprehensive income attributable to SUPERVALU INC.	$78	$61	$166	$174

(1)	Amounts are net of tax expense of $49, $15, $55 and $29 for the third quarters of fiscal 2017 and 2016, and for fiscal 2017 and 2016 year-to-date, respectively.

(2)	Amounts are net of tax expense (benefit) of $1, $0, $1 and $(1) for the third quarters of fiscal 2017 and 2016, and for fiscal 2017 and 2016 year-to-date, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value data)

	December 3, 2016	February 27, 2016
ASSETS
Current assets
Cash and cash equivalents	$47	$42
Receivables, net	440	406
Inventories, net	895	738
Other current assets	74	73
Current assets of discontinued operations	394	376
Total current assets	1,850	1,635
Property, plant and equipment, net	1,014	1,021
Goodwill	710	725
Intangible assets, net	41	47
Deferred tax assets	169	238
Other assets	99	91
Long-term assets of discontinued operations	591	613
Total assets	$4,474	$4,370
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$924	$829
Accrued vacation, compensation and benefits	152	148
Current maturities of long-term debt and capital lease obligations	1,091	123
Other current liabilities	125	126
Current liabilities of discontinued operations	305	346
Total current liabilities	2,597	1,572
Long-term debt	1,261	2,197
Long-term capital lease obligations	193	194
Pension and other postretirement benefit obligations	430	578
Long-term tax liabilities	73	75
Other long-term liabilities	128	145
Long-term liabilities of discontinued operations	45	42
Commitments and contingencies	—	—
Stockholders’ deficit
Common stock, $0.01 par value: 400 shares authorized; 268 and 266 shares issued, respectively	3	3
Capital in excess of par value	2,820	2,808
Treasury stock, at cost, 0 and 1 shares, respectively	—	(5)
Accumulated other comprehensive loss	(307)	(422)
Accumulated deficit	(2,774)	(2,825)
Total SUPERVALU INC. stockholders’ deficit	(258)	(441)
Noncontrolling interests	5	8
Total stockholders’ deficit	(253)	(433)
Total liabilities and stockholders’ deficit	$4,474	$4,370
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Deficit	Non-controlling Interests	Total Stockholders’ Deficit
Balances as of February 28, 2015	$3	$2,810	$(33)	$(423)	$(3,003)	$(646)	$10	$(636)
Net earnings	—	—	—	—	126	126	6	132
Other comprehensive income, net of tax of $28	—	—	—	48	—	48	—	48
Sales of common stock under option plans	—	(12)	22	—	—	10	—	10
Stock-based compensation	—	19	—	—	—	19	—	19
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Tax impact on stock-based awards and other	—	(15)	6	—	—	(9)	—	(9)
Balances as of December 5, 2015	$3	$2,802	$(5)	$(375)	$(2,877)	$(452)	$8	$(444)

Balances as of February 27, 2016	$3	$2,808	$(5)	$(422)	$(2,825)	$(441)	$8	$(433)
Net earnings	—	—	—	—	51	51	3	54
Other comprehensive income, net of tax of $56	—	—	—	115	—	115	—	115
Sales of common stock under option plans	—	(3)	6	—	—	3	—	3
Stock-based compensation	—	16	—	—	—	16	—	16
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Tax impact on stock-based awards and other	—	(1)	(1)	—	—	(2)	—	(2)
Balances as of December 3, 2016	$3	$2,820	$—	$(307)	$(2,774)	$(258)	$5	$(253)
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-To-Date Ended
	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$54	$132
Income from discontinued operations, net of tax	33	78
Net earnings from continuing operations	21	54
Adjustments to reconcile Net earnings from continuing operations to Net cash provided by operating activities – continuing operations:
Goodwill and intangible asset impairment charges	15	6
Asset impairment and other charges	4	2
Loss on debt extinguishment	7	—
Net gain on sale of assets and exits of surplus leases	(1)	(2)
Depreciation and amortization	159	161
LIFO charge	3	6
Deferred income taxes	5	(14)
Stock-based compensation	13	17
Net pension and other postretirement benefits expense	23	29
Contributions to pension and other postretirement benefit plans	(2)	(38)
Other adjustments	6	18
Changes in operating assets and liabilities, net of effects from business acquisitions	(106)	(85)
Net cash provided by operating activities – continuing operations	147	154
Net cash provided by operating activities – discontinued operations	69	98
Net cash provided by operating activities	216	252
Cash flows from investing activities
Proceeds from sale of assets	2	1
Purchases of property, plant and equipment	(118)	(112)
Payments for business acquisitions	(19)	(6)
Other	(1)	(24)
Net cash used in investing activities – continuing operations	(136)	(141)
Net cash used in investing activities – discontinued operations	(65)	(57)
Net cash used in investing activities	(201)	(198)
Cash flows from financing activities
Proceeds from issuance of debt	218	—
Proceeds from sale of common stock	3	10
Payments of debt and capital lease obligations	(217)	(34)
Payments for debt financing costs	(6)	(1)
Distributions to noncontrolling interests	(6)	(8)
Net cash used in financing activities – continuing operations	(8)	(33)
Net cash used in financing activities – discontinued operations	—	(1)
Net cash used in financing activities	(8)	(34)
Net increase in cash and cash equivalents	7	20
Cash and cash equivalents at beginning of period	57	114
Cash and cash equivalents at the end of period	$64	$134
Less cash and cash equivalents of discontinued operations at end of period	$(17)	$(47)
Cash and cash equivalents of continuing operations at end of period	$47	$87
SUPPLEMENTAL CASH FLOW INFORMATION
The Company’s non-cash investing and financing activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$25	$31
Capital lease asset additions	$15	$18
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$136	$150
Income taxes paid, net	$12	$44
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (the “Company”, “SUPERVALU”, “we”, “us” or “our”) for the third quarters and year-to-date periods ended December 3, 2016 and December 5, 2015 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. The results of operations for the third quarter and fiscal year-to-date ended December 3, 2016 are not necessarily indicative of the results expected for the full year.
Discontinued Operations
On December 5, 2016, the Company completed the previously announced sale of the Company’s Save-A-Lot business (the “Sale”) to SAL Acquisition Corp (f/k/a Smith Acquisition Corp), an affiliate of Onex Partners Managers LP (“Purchaser”), for a purchase price of $1,365 in cash, subject to customary closing adjustments that were estimated at the time of the Sale to reduce the purchase price by approximately $64. The Sale was completed pursuant to the terms of the Agreement and Plan of Merger, dated as of October 16, 2016 (the “Merger Agreement”), by and among Purchaser, SAL Merger Sub Corp (f/k/a Smith Merger Sub Corp), a newly formed wholly owned subsidiary of the Purchaser, the Company and Moran Foods, LLC, a wholly owned subsidiary of the Company prior to the Sale (“Moran Foods”). Concurrently with entering into the Merger Agreement, the Company and Moran Foods also entered into a Separation Agreement (the “Separation Agreement”) pursuant to which, among other things, the assets and liabilities of the Save-A-Lot business were transferred to and assumed by Moran Foods prior to the completion of the Sale. As contemplated by the Merger Agreement, in connection with the completion of the Sale, on December 5, 2016, the Company and Moran Foods entered into a Services Agreement (the “Services Agreement”), whereby the Company is providing certain professional services to Save-A-Lot for a period of five years, on and subject to the terms and conditions set forth therein. The assets, liabilities, operating results, and cash flows of Save-A-Lot have been presented separately as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. See Note 14—Discontinued Operations for additional information regarding these discontinued operations.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.
Fiscal Year
The Company operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the third quarters of fiscal 2017 and 2016 relate to the 12 week fiscal quarters ended December 3, 2016 and December 5, 2015, respectively. References to fiscal 2017 and 2016 year-to-date relate to the 40 week fiscal periods ended December 3, 2016 and December 5, 2015, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the

Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of December 3, 2016 and February 27, 2016, the Company had net book overdrafts of $88 and $79, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of the Company’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $218 at December 3, 2016 and $215 at February 27, 2016. The Company recorded a LIFO charge of $1 and $1 for the third quarters ended December 3, 2016 and December 5, 2015, respectively. The Company recorded a LIFO charge of $3 and $6 for fiscal 2017 and 2016 year-to-date, respectively.
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
In March 2016, the FASB issued authoritative guidance under ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company is required to adopt this new guidance in the first quarter of fiscal 2018. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.
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

NOTE 2—BUSINESS ACQUISITIONS
The Condensed Consolidated Financial Statements reflect the final purchase accounting allocations of the acquisitions discussed below. Pro forma information for the acquisitions discussed below are not presented since the results of operations of the acquired businesses, both individually and in the aggregate, are not material to the Company’s Condensed Consolidated Financial Statements.
In the third quarter of fiscal 2017, the Company paid $17 to acquire 22 Food Lion stores located in northern West Virginia, western Maryland, south central Pennsylvania and northwestern Virginia. The acquisition included certain store assets, including inventories, property, plant, and equipment, and capital and operating leases. The fair value of assets acquired was $17, including inventories of $8, long-lived assets of $7, favorable operating lease intangibles of $1, and other current assets of $1. The acquired stores were converted to the Company's Shop ‘N Save format that is currently used by some of the Company's Wholesale customers in that region and are now included in the Company's Retail segment.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS
Changes in the Company’s Goodwill and Intangible assets, net consisted of the following:

	February 27, 2016	Additions	Impairments	Other net adjustments	December 3, 2016
Goodwill:
Wholesale	$710	$—	$—	$—	$710
Retail	15	—	(15)	—	—
Total goodwill	$725	$—	$(15)	$—	$710

Intangible assets:
Favorable operating leases, prescription files, customer lists and other (accumulated amortization of $102 and $95 as of December 3, 2016 and February 27, 2016, respectively)	$131	$2	$—	$(1)	$132
Trademarks and tradenames – indefinite useful lives	10	—	—	—	10
Non-compete agreements (accumulated amortization of $2 and $2 as of December 3, 2016 and February 27, 2016, respectively)	3	—	—	—	3
Total intangible assets	144	2	—	(1)	145
Accumulated amortization	(97)	(7)	—	—	(104)
Total intangible assets, net	$47				$41
During the third quarter of fiscal 2017, the Company conducted an interim impairment review of the carrying value of the Company's reporting units in conjunction with its impairment review of Save-A-Lot’s goodwill and due to declines in sales and cash flows within Retail. The review indicated that the estimated fair value of the Wholesale reporting unit was in excess of 100 percent of its carrying value. The review also indicated that the carrying value of the Retail reporting unit exceeded its estimated fair value, as determined utilizing the income approach and market approach. As a result, the Company performed the step 2 assessment and recorded a non-cash goodwill impairment charge of $15 in the Retail segment during the third quarter of fiscal 2017. The calculation of the impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.
During the third quarter of fiscal 2016, the Company received a notice pursuant to which the Company could exercise certain options to purchase operating assets. As a result, the Company performed a review of the associated indefinite-lived intangible assets for impairment, which indicated the carrying value of the intangible exceeded its estimated value. The Company recorded a non-cash intangible impairment charge of $6 within its Wholesale segment during the third quarter of fiscal 2016.
Amortization of intangible assets with definite useful lives was $7 and $8 for fiscal 2017 and 2016 year-to-date, respectively. Future amortization expense is anticipated to approximate $2, and $9, $5, $3, $3 and $2 for the remainder of fiscal 2017, and fiscal 2018, 2019, 2020, 2021 and 2022, respectively.

NOTE 4—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in the Company’s reserves for closed properties consisted of the following:

December 3, 2016 (40 weeks)
Reserves for closed properties at beginning of the fiscal year	$29
Additions	3
Payments	(8)
Adjustments	(2)
Reserves for closed properties at the end of period	$22

Property, Plant and Equipment-Related Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	Third Quarter Ended		Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Property, plant and equipment:
Carrying value	$—	$1	$4	$1
Fair value measured using Level 3 inputs	—	—	2	—
Impairment charge	$—	$1	$2	$1

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring fair value measurements were as follows:

		December 3, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$5	$—	$—	$5
Total		$5	$—	$—	$5

Liabilities:
Deferred compensation	Other current liabilities	$—	$7	$—	$7
Deferred compensation	Other long-term liabilities	—	27	—	27
Diesel fuel derivatives	Other current liabilities	—	—	—	—
Interest rate swap derivative	Other current liabilities	—	3	—	3
Interest rate swap derivative	Other long-term liabilities	—	2	—	2
Total		$—	$39	$—	$39

		February 27, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$6	$—	$—	$6
Total		$6	$—	$—	$6

Liabilities:
Deferred compensation	Other current liabilities	$—	$7	$—	$7
Deferred compensation	Other long-term liabilities	—	33	—	33
Diesel fuel derivatives	Other current liabilities	—	2	—	2
Interest rate swap derivative	Other current liabilities	—	3	—	3
Interest rate swap derivative	Other long-term liabilities	—	3	—	3
Total		$—	$48	$—	$48
Diesel Fuel Derivatives
Fuel derivative gains (losses) are included within Cost of sales in the Condensed Consolidated Statements of Operations and were $0 and $(0) for the third quarters of fiscal 2017 and 2016, and $0 and $(2) for fiscal 2017 and 2016 year-to-date, respectively.

Interest Rate Swap Derivatives
Interest rate swap derivative reclassifications from Accumulated other comprehensive loss into earnings are recorded within Interest expense, net in the Condensed Consolidated Statements of Operations and were $2 and $0 in the third quarters of fiscal 2017 and 2016, and $3 and $0 for fiscal 2017 and 2016 year-to-date, respectively. No amounts were reclassified related to hedging ineffectiveness.
As of December 3, 2016, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $6 and a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $2.
Non-recurring Fair Value Measurements
Impairment charges related to goodwill and intangible assets discussed in Note 3—Goodwill and Intangible Assets and to property, plant and equipment discussed in Note 4—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges were measured at fair value using Level 3 inputs.
Fair Value Estimates
For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying amounts due to their short maturities.
The estimated fair value of notes receivable was greater than their carrying amount by approximately $1 and $1 as of December 3, 2016 and February 27, 2016, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of the Company’s long-term debt was greater than the carrying amount, excluding debt financing costs, by approximately $2 as of December 3, 2016 and less than the carrying amount, excluding debt financing costs, by approximately $236 as of February 27, 2016. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.

NOTE 6—LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	December 3, 2016	February 27, 2016
5.50% Secured Term Loan Facility due March 2019	$1,356	$1,459
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
1.69% to 3.75% Revolving ABL Credit Facility due February 2021	260	138
Debt financing costs, net	(37)	(45)
Original issue discount on debt	(2)	(5)
Total debt	2,327	2,297
Less current maturities of long-term debt	(1,066)	(100)
Long-term debt	$1,261	$2,197
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
Senior Secured Credit Agreements
As of December 3, 2016 and February 27, 2016, the Company had outstanding borrowings of $1,356 and $1,459, respectively, under its $1,500 term loan facility (the “Secured Term Loan Facility”), which is secured by substantially all of the Company’s real estate, equipment and certain other assets, and bears interest at the rate of LIBOR plus 4.50 percent subject to a floor on LIBOR of 1.00 percent. As of December 3, 2016, $832 of the Secured Term Loan Facility and the related debt financing costs and original issue discount were classified as current based on the prepayments that were required with the Net Cash Proceeds (as defined in the facility) from the disposition of the Save-A-Lot business, as discussed below. As of December, 3, 2016, $260 of the Company’s $1,000 asset-based revolving ABL credit facility (the “Revolving ABL Credit Facility”) and the related debt financing costs were classified as current based on the Company’s agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to repay any outstanding balance under this facility from the Sale proceeds and the Company’s subsequent such repayment. As of February 27, 2016, $102 of the Secured Term Loan Facility was classified as current, excluding debt financing costs and original issue discount.
The Secured Term Loan Facility is guaranteed by the Company’s material subsidiaries (together with the Company, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Term Loan Parties have granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of December 3, 2016, there was $778 of owned or ground-leased real estate and associated equipment pledged as collateral, $497 of which was included in Property, plant and equipment, net and $281 of which was included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets. As of February 27, 2016, there was $781 of owned or ground-leased real estate and associated equipment pledged as collateral, $507 of which was included in Property, plant and equipment, net and $274 of which was included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing the Revolving ABL Credit Facility.
On May 20, 2016, the Company entered into a third amendment to the Secured Term Loan Facility (the “Third Term Loan Amendment”) that would permit the Company and its subsidiaries to undertake certain transactions reasonably determined by the Company to be necessary to effectuate a separation of the Save-A-Lot business. The Third Term Loan Amendment also increased the interest rate for the term loan from LIBOR plus 3.50 percent to LIBOR plus 4.50 percent with the floor on LIBOR remaining at 1.00 percent, subject to a further increase of 0.25 percent if certain rating conditions are not satisfied. During first quarter ended June 18, 2016, in connection with the completion of the Third Term Loan Amendment, the Company paid debt financing costs of approximately $5, of which $4 was capitalized and $1 was expensed in Interest expense, net, and recognized non-cash charges of approximately $3 in Interest expense, net for the write-off of existing unamortized debt financing costs and $1 for the accelerated amortization of original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, the Company must, subject to certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. The Company must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on the Company’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on the Company's Excess Cash Flow in fiscal 2016, a $99 prepayment was required and paid in the first quarter ended June 18, 2016. Based on the Company’s estimated Total Secured Leverage Ratio (as defined in the facility) as of the last day of fiscal 2017, no prepayment from Excess Cash Flow in fiscal 2017 is expected to be required in the first quarter of fiscal 2018.
The Company consummated the Sale of its Save-A-Lot business during the fourth quarter of fiscal 2017. Pursuant to the Secured Term Loan Facility, the Company made prepayments in an aggregate amount of $832 towards the Secured Term Loan Facility, which represents $750 plus 50% of the Net Cash Proceeds in excess of $750 that caused the Company’s Total Secured Leverage Ratio, on a pro forma basis after giving effect to such prepayment, to be no higher than 1.50:1.00. In connection with these mandatory prepayments, the Company will recognize non-cash charges of approximately $10 in Interest expense, net for the write-off of existing unamortized debt financing costs and $2 for the accelerated amortization of original issue discount based on the aggregate amount of the prepayments in the fourth quarter of fiscal 2017. Additionally, the security interests in the equity interests of Moran Foods and the Save-A-Lot assets were released under the Secured Term Loan Facility and the Revolving ABL Credit Facility at the time of the Sale.
As of December 3, 2016 and February 27, 2016, there were $260 and $138, respectively, of outstanding borrowings under the Revolving ABL Credit Facility. As of December 3, 2016, letters of credit outstanding under the Revolving ABL Credit Facility were $65 at fees of 1.375 percent, and the unused available credit under this facility was $675 with facility fees of 0.25 percent. As of February 27, 2016, letters of credit outstanding under the Revolving ABL Credit Facility were $69 at fees of 1.625 percent, and the unused available credit under this facility was $744 with facility fees of 0.25 percent. As of December 3, 2016, the Revolving ABL Credit Facility was secured on a first-priority basis by $1,078 of certain inventory assets included in Inventories, net, $246 of certain receivables included in Receivables, net, $21 of certain amounts included in Cash and cash equivalents and all of the Company’s pharmacy scripts included in Intangible assets, net and $340 of certain amounts included in Current assets of discontinued operations in the Condensed Consolidated Balance Sheets. As of February 27, 2016, the

Revolving ABL Credit Facility was secured on a first-priority basis by $931 of certain inventory assets included in Inventories, net, $222 of certain receivables included in Receivables, net, $16 of certain amounts included in Cash and cash equivalents and all of the Company's pharmacy scripts included in Intangible assets, net and $314 of certain amounts included in Current assets of discontinued operations in the Condensed Consolidated Balance Sheets.
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. The Company and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. During fiscal 2017 year-to-date, the Company borrowed $2,837 and repaid $2,715 under its Revolving ABL Credit Facility. During fiscal 2016 year-to-date, the Company borrowed $234 and repaid $234 under its Revolving ABL Credit Facility. Certain of the Company’s material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of the Company’s material subsidiaries (the Company and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in their present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with the Company’s outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit the Company’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by the Company, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of December 3, 2016, the aggregate cap on Restricted Payments was approximately $398. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving ABL Credit Facility as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by certain debt prepayments made by the Company. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
The $400 of 6.75 percent Senior Notes due June 2021 and the $350 of 7.75 percent Senior Notes due November 2022 contain operating covenants, including limitations on liens and on sale and leaseback transactions. The Company was in compliance with all such covenants and provisions for all periods presented.

NOTE 7—INCOME TAXES
Fiscal 2017 and 2016 year-to-date tax provision included $12 and $3 of net discrete tax benefit, respectively.
The Company anticipates the utilization of capital loss carryforwards and the release of valuation allowances of approximately $255 to $275 in the fourth quarter of fiscal 2017 in relation to the sale of Save-A-Lot.

NOTE 8—STOCK-BASED AWARDS
The Company recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance share units (collectively referred to as “stock-based awards”) of $5, $5, $13 and $17 for the third quarters of fiscal 2017 and 2016, and for fiscal 2017 and 2016 year-to-date, respectively.
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

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

	Year-To-Date Ended
	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Dividend yield	—%	—%
Volatility rate	54.2%	49.0—50.6%
Risk-free interest rate	1.3%	1.2—1.4%
Expected life	5.0 years	4.0—5.0 years
Restricted Stock and Restricted Stock Units
In fiscal 2017 year-to-date, the Company granted 4 restricted stock units ("RSUs") to certain employees under the 2012 Stock Plan. The RSUs vest over a three year period from the date of the grant and were granted at a fair value of $5.64 per unit. In fiscal 2016 year-to-date, the Company granted 2 restricted stock awards (“RSAs”) to certain employees under the 2012 Stock Plan. The RSAs vest over a three year period from the date of grant and were granted at a fair value of $8.79 per award.
Performance Share Units
In fiscal 2017 year-to-date, the Company granted 1 performance share units (“PSUs”) to certain employees under the 2012 Stock Plan. The PSUs have a fiscal 2017-2019 performance period and settle in shares of the Company’s stock. The Company used the Monte Carlo method to estimate the fair value of the PSUs at grant date based upon the following assumptions:

Year-To-Date Ended
December 3, 2016 (40 weeks)
Dividend yield	—%
Volatility rate	41.3%
Risk-free interest rate	0.9%
Expected life	2.8 years

NOTE 9—BENEFIT PLANS
Net periodic benefit expense (income) and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)
Interest cost	$20	$24	$—	$1
Expected return on assets	(33)	(32)	—	—
Amortization of prior service benefit	—	—	(2)	(4)
Amortization of net actuarial loss	10	18	—	1
Pension settlement charge	41	—	—	—
Net periodic benefit expense (income)	$38	$10	$(2)	$(2)
Contributions to benefit plans	$—	$—	$—	$—

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Interest cost	$66	$81	$1	$3
Expected return on assets	(110)	(108)	—	—
Amortization of prior service benefit	—	—	(10)	(12)
Amortization of net actuarial loss	34	60	1	4
Pension settlement charge	41	—	—	—
Net periodic benefit expense (income)	$31	$33	$(8)	$(5)
Contributions to benefit plans	$(2)	$(27)	$—	$(11)
Multiemployer Pension Plans
During fiscal 2017 and 2016 year-to-date, the Company contributed $31 and $31, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Pension Contributions
No minimum contributions are required to the Company's pension plans in fiscal 2017 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company anticipates fiscal 2017 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $30 to $35. In connection with the Sale, the Company entered into an agreement with the PBGC under which, among other things, the Company has agreed to make certain contributions to its qualified pension plan (the “SUPERVALU Retirement Plan”) in excess of any required minimum contributions. Subsequent to December 3, 2016, the Company contributed $25 to the SUPERVALU Retirement Plan pursuant to the agreement with the PBGC. In addition, under this same agreement with the PBGC, the Company is obligated to make additional payments of $25 and $10 on or before March 1, 2017 and November 15, 2017, respectively.
Lump Sum Pension Settlements
During the third quarter of fiscal 2017, the Company made lump sum settlement payments to certain deferred vested pension plan participants under a lump sum payment option window. The payments were equal to the present value of the participant’s pension benefits, and were made to certain former employees who were deferred vested participants in the SUPERVALU Retirement Plan, who had not yet begun receiving monthly pension benefit payments and who elected to participate in the lump sum payment option window. In fiscal 2017 year-to-date, the SUPERVALU Retirement Plan made lump sum settlement payments of approximately $195. The lump sum settlement payments resulted in a non-cash pension settlement charge of $41 from the acceleration of a portion of the accumulated unrecognized actuarial loss. As a result of the lump sum settlements, the SUPERVALU Retirement Plan assets and liabilities were re-measured at December 3, 2016 using a discount rate of 4.1 percent, an expected rate of return on plan assets of 6.5 percent and the RP-2014 Generational Mortality Table. The settlement and subsequent re-measurement resulted in a decrease to accumulated other comprehensive loss of $145 pre-tax ($98 after-tax) and a corresponding improvement to the SUPERVALU Retirement Plan's unfunded status.

NOTE 10—NET (LOSS) EARNINGS PER SHARE
Basic net (loss) earnings per share is calculated using net (loss) earnings attributable to SUPERVALU INC. divided by the weighted average number of shares outstanding during the period. Diluted net (loss) earnings per share is similar to basic net (loss) earnings per share except that the weighted average number of shares outstanding is computed after giving effect to the dilutive impacts of stock-based awards, if any.

The following table reflects the calculation of basic and diluted net (loss) earnings per share:

	Third Quarter Ended		Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Net (loss) earnings from continuing operations	$(11)	$16	$21	$54
Less net earnings attributable to noncontrolling interests	(1)	(1)	(3)	(6)
Net (loss) earnings from continuing operations attributable to SUPERVALU INC.	(12)	15	18	48
(Loss) income from discontinued operations, net of tax	(14)	19	33	78
Net (loss) earnings attributable to SUPERVALU INC.	$(26)	$34	$51	$126

Weighted average number of shares outstanding—basic	265	264	265	263
Dilutive impact of stock-based awards	—	4	2	5
Weighted average number of shares outstanding—diluted	265	268	267	268

Basic net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(0.04)	$0.05	$0.07	$0.18
Discontinued operations	$(0.06)	$0.07	$0.12	$0.30
Basic net (loss) earnings per share	$(0.10)	$0.13	$0.19	$0.48
Diluted net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(0.04)	$0.05	$0.07	$0.18
Discontinued operations	$(0.06)	$0.07	$0.12	$0.29
Diluted net (loss) earnings per share	$(0.10)	$0.13	$0.19	$0.47
Stock-based awards of 17 and 12 that were outstanding during the third quarters of fiscal 2017 and 2016, respectively, were excluded from the calculation of diluted net (loss) earnings per share from continuing operations for the periods because their inclusion would be antidilutive. Stock-based awards of 16 and 10 were outstanding during fiscal 2017 and 2016 year-to-date, respectively, but were excluded from the calculation of diluted net (loss) earnings per share from continuing operations for the periods because their inclusion would be antidilutive.

NOTE 11—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company reports comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ deficit during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income is calculated as net (loss) earnings including noncontrolling interests, plus or minus adjustments for pension and other postretirement benefit obligations, net of tax, and changes in the fair value of cash flow hedges, net of tax, less comprehensive income attributable to noncontrolling interests.
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax, and unrealized losses on cash flow hedges, net of tax.

Changes in Accumulated other comprehensive loss by component for fiscal 2017 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(418)	$(4)	$(422)
Other comprehensive loss before reclassifications(1)	69	—	69
Amortization of amounts included in net periodic benefit cost(2)	15	—	15
Amortization of cash flow hedge(3)	—	2	2
Pension settlement charge(4)	29	—	29
Net current-period Other comprehensive income(5)	113	2	115
Accumulated other comprehensive loss at the end of period, net of tax	$(305)	$(2)	$(307)
(1)Amount is net of tax expense of $33, $0 and $33, respectively.
(2)Amount is net of tax expense of $10, $0 and $10, respectively.
(3)Amount is net of tax expense of $0, $1 and $1, respectively.
(4)Amount is net of tax expense of $12, $0 and $12, respectively.
(5)Amount is net of tax expense of $55, $1 and $56, respectively.
Changes in Accumulated other comprehensive loss by component for fiscal 2016 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(423)	$—	$(423)
Other comprehensive loss before reclassifications(1)	18	(2)	16
Amortization of amounts included in net periodic benefit cost(2)	32	—	32
Net current-period Other comprehensive income (loss)(3)	50	(2)	48
Accumulated other comprehensive loss at the end of period, net of tax	$(373)	$(2)	$(375)
(1)Amount is net of tax expense (benefit) of $9, $(1) and $8, respectively.
(2)Amount is net of tax expense of $20, $0 and $20, respectively.
(3)Amount is net of tax expense (benefit) of $29, $(1) and $28, respectively.

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Third Quarter Ended		Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)	Affected Line Item on Condensed Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit expense(1)	$7	$13	$23	$46	Selling and administrative expenses
Amortization of amounts included in net periodic benefit expense(1)	1	2	2	6	Cost of sales
Pension settlement charge	41	—	41	—	Selling and administrative expenses
Total reclassifications	49	15	66	52
Income tax benefit	(16)	(6)	(22)	(20)	Income tax provision
Total reclassifications, net of tax	$33	$9	$44	$32

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$2	$—	$3	$—	Interest expense, net
Income tax benefit	(1)	—	(1)	—	Income tax provision
Total reclassifications, net of tax	$1	$—	$2	$—

(1)	Amortization of amounts included in net periodic benefit expense include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 9—Benefit Plans.

As of December 3, 2016, the Company expects to reclassify $3 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve month period.

NOTE 12—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of December 3, 2016. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to fifteen years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the wholesale customer or other third party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the wholesale customer.
The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of December 3, 2016, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $60 ($48 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.
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
Following the sale of New Albertson’s, Inc. (“NAI”) on March 21, 2013, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by SUPERVALU with respect to the obligations of NAI that were incurred while NAI was a subsidiary of the Company. As of December 3, 2016, using actuarial estimates as of June 30, 2016, the total undiscounted amount of all such guarantees was estimated at $121 ($109 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
Agreements with Save-A-Lot and Onex
The Merger Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the Merger Agreement. Similarly, the Separation Agreement contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. Pursuant to the Services Agreement, the Company is providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability.

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

Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations and, although the Company’s network has previously been found to be compliant with applicable data security standards, the forensic investigator working on behalf of the payment card brands has concluded that the Company was not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. On August 1, 2016, MasterCard provided notice of its assessment of non-ordinary course expenses and incremental counterfeit fraud losses allegedly incurred by it or its issuers as a result of the criminal intrusions. On September 1, 2016, the Company submitted an appeal of the assessment to MasterCard and, while the Company continues to believe that the assessment is without merit, the Company believes that a settlement with MasterCard is probable. On December 5, 2016, MasterCard denied the appeal and imposed a reduced assessment. The Company expects the other payment card brands to also allege that the Company was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. The Company believes these payment card brands will also make claims against the Company for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and the Company expects to dispute those claims. While the Company does not believe that a loss is probable by reason of these as yet unasserted claims, the Company believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time the Company cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers' claimed losses. Similar to the assessment imposed by MasterCard, the Company does not currently believe that any amount that may be paid for other payment card brand claims that might be asserted will be material to the Company’s consolidated results of operations, cash flows or financial condition. In addition, one payment card brand has placed the Company in a “probationary status” for a period of two years following the Company's re-validation as PCI-DSS compliant, during which time the Company's failure to comply with the probationary requirements set forth by the payment card brand could result in the imposition of further conditions, including but not limited to disqualification from the payment system. The Company does not anticipate material costs to comply with the probationary requirements.
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
Other Contractual Commitments
In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 3, 2016, the Company had approximately $275 of non-cancelable future purchase obligations.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against the Company alleging that a 2003 transaction between the Company and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, the Company purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of the Company to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that the Company and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted the Company’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted the Company’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, a panel of the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of the Company, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from the Company between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from the Company’s Champaign, Illinois distribution center and potentially other distribution centers. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff and denying plaintiffs’ request to seek class certification for a group of New England retailers. On August 20, 2015, the District Court affirmed the Magistrate Judge’s order. In September 2015, the plaintiffs appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On March 1, 2016, the plaintiffs filed a class certification motion seeking to certify five District Court classes of retailers in the Midwest and the Company filed its response on May 6, 2016. On September 7, 2016, the District Court granted plaintiffs’ motion to certify five Midwest distribution center classes, only one of which is suing the Company (the non-arbitration Champaign distribution center class). On September 21, 2016, the Company filed a petition with the 8th Circuit seeking permission to file an interlocutory appeal of the class certification decision, which was denied by the 8th Circuit on November 17, 2016. The District Court has ordered a mandatory settlement conference for February 14-15, 2017. The Company continues to vigorously defend this lawsuit. Due to the mandatory settlement conference, it is probable that the parties will engage in settlement negotiations as required by the District Court, which may result in a settlement of the matter. However, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the procedural status of the case and the lack of a formal demand on the Company by the plaintiffs.
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
On September 21, 2016, the Company received an administrative subpoena issued by the Drug Enforcement Administration (“DEA”) on September 9, 2016. In addition to requesting information on the Company's pharmacy policies and procedures generally, the subpoena also requested the production of documents that are required to be kept and maintained by the Company pursuant to the Controlled Substances Act and its implementing regulations. On November 23, 2016, the Company responded to the subpoena and is cooperating fully with DEA. While the Company cannot predict the outcome of this matter at this time, the Company does not believe that a monetary loss is probable. However, the Company believes that a monetary loss is reasonably possible, but cannot estimate the amount of any such loss as the Company does not know what violation(s) the DEA will find and whether the DEA will pursue corrective action or monetary penalties.
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

NOTE 13—SEGMENT INFORMATION
Refer to the Condensed Consolidated Segment Financial Information for the Company’s segment information.

NOTE 14—DISCONTINUED OPERATIONS
The Company determined that the Save-A-Lot business met the criteria to be held-for-sale and classified as a discontinued operation during the third quarter of fiscal 2017. The Save-A-Lot business was previously disclosed as a separate reporting segment of the Company. The assets, liabilities, operating results, and cash flows of the Save-A-Lot business as provided under the Merger Agreement and the Separation Agreement have been presented separately as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. In addition, discontinued operations include the results of operations and cash flows attributed to the assets and liabilities of the NAI business.
The major classes of operating results classified as discontinued operations within the Condensed Consolidated Statements of Operations were as follows:

	Third Quarter Ended		Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Net sales	$1,038	$1,069	$3,529	$3,567
Cost of sales	874	905	2,969	3,016
Gross profit	164	164	560	551
Selling and administrative expenses	135	129	454	430
Goodwill impairment charge	37	—	37	—
Operating (loss) earnings	(8)	35	69	121
Interest expense (income), net	—	—	1	(6)
(Loss) earnings from discontinued operations before income taxes	(8)	35	68	127
Income tax provision	6	16	35	49
(Loss) income from discontinued operations, net of tax	$(14)	$19	$33	$78

The carrying amounts of major classes of assets and liabilities that were classified as discontinued operations on the Condensed Consolidated Balance Sheets were as follows:

	December 3, 2016	February 27, 2016
Current assets
Cash and cash equivalents	$17	$15
Receivables, net	37	45
Inventories, net	321	298
Other current assets	19	18
Total current assets of discontinued operations	394	376
Long-term assets
Property, plant and equipment, net	473	460
Goodwill	106	142
Intangible assets, net	8	8
Deferred tax assets	(8)	(10)
Other assets	12	13
Total long-term assets of discontinued operations	591	613
Total assets of discontinued operations	$985	$989

Current liabilities
Accounts payable	$244	$289
Accrued vacation, compensation and benefits	35	34
Current maturities of capital lease obligations	1	1
Other current liabilities	25	22
Total current liabilities of discontinued operations	305	346
Long-term liabilities
Long-term capital lease obligations	9	9
Long-term tax liabilities	7	6
Other long-term liabilities	29	27
Total long-term liabilities of discontinued operations	45	42
Total liabilities of discontinued operations	350	388
Net assets of discontinued operations	$635	$601

Gain on Sale
The Company will record a gain on the Sale in an amount the Company estimates to be between $560 and $580 in the fourth quarter of fiscal 2017, which will be classified within discontinued operations. Income taxes on the gain are estimated to be recorded at a significantly reduced effective rate due to the anticipated utilization of capital loss carryforwards and the release of valuation allowances of approximately $255 to $275.
Impairment Charge
Prior to the classification of the Save-A-Lot business as held-for-sale, the Company assessed the carrying value of the Save-A-Lot business for impairment in accordance with generally accepted accounting principles to determine if the carrying value of the Save-A-Lot assets exceeded their estimated fair value, prior to measuring the held-for-sale business at fair value less cost to sell. The carrying value of the total net assets of the Save-A-Lot reporting units were compared to their estimated fair value based on the proceeds expected to be received pursuant to the Merger Agreement. The Company's review of goodwill indicated that the estimated fair value of the Save-A-Lot licensee distribution reporting unit was in excess of its carrying value, but that the carrying value of the Save-A-Lot corporate stores reporting unit exceeded its estimated fair value. The Company recorded a non-cash goodwill impairment charge of $37 before tax during the third quarter of fiscal 2017, which was included as a component of (Loss) income from discontinued operations, net of tax, resulting from a decline in discounted cash flows under the income approach and indicated reporting unit fair values under the market approach. The calculation of the impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

NOTE 15—SUBSEQUENT EVENTS

Refer to Note 1—Summary of Significant Accounting Policies, Note 6—Long-Term Debt and Note 14—Discontinued Operations for the Company's subsequent events information related to sale of the Save-A-Lot business.

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
The results of operations, financial position and cash flows of Save-A-Lot are reported as discontinued operations for all periods presented.
EXECUTIVE OVERVIEW
Third Quarter of Fiscal 2017 Highlights
Financial highlights for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 include:

•
Net sales were $3,003, a decrease of $42 or 1.4 percent, primarily due to lost Wholesale customers, lower identical store sales in our Retail business, lower sales to existing Wholesale customers, lower sales from closed Retail stores and lower fees under transition services agreements, offset in part by higher sales to new Wholesale customers and new stores operated by Wholesale customers, and higher sales from acquired and new Retail stores. Wholesale sales increased over last year.

•	Gross profit was $407, a decrease of $29 or 6.7 percent, which reflects lower sales in our Retail business, lower fees under transition services agreements and higher employee-related costs.

•
Operating earnings were $1, a decrease of $65, which reflects $48 of higher charges and costs compared to last year, primarily due to a pension settlement charge and a goodwill impairment charge in the third quarter, offset by an intangible asset impairment charge and severance costs last year. When adjusted for these items (refer to the Operating Earnings section below for descriptions of these charges and costs), Operating earnings decreased by $17, primarily due to the impact of lower sales in our Retail business, lower fees under transition services agreements and higher employee-related costs, partially offset by lower pension expense.

Year-To-Date Fiscal 2017 Highlights
Financial highlights for the year-to-date period of fiscal 2017 compared to the year-to-date period of fiscal 2016 include:

•
Net sales were $9,573, a decrease of $443 or 4.4 percent, primarily due to lost Wholesale customers, lower identical store sales in our Retail business, lower sales to existing Wholesale customers and lower sales from closed Retail stores, offset in part by higher sales from new and acquired Retail stores, and new Wholesale customers and stores.

•
Gross profit was $1,352, a decrease of $91 or 6.3 percent, which reflects declines in Retail and Wholesale sales, lower fees under transition services agreements and lower base margins, offset in part by higher vendor allowances.

•
Operating earnings were $148, a decrease of $75, which reflects $36 of higher net charges and costs compared to last year, primarily due to a pension settlement charge, a goodwill impairment charge and store closure charges and costs, offset by a supply agreement termination fee and other items, this year-to-date, offset by an intangible asset impairment charge and severance costs last year. When adjusted for these items (refer to the Operating Earnings section below for descriptions of these charges and costs), Operating earnings decreased $39, primarily due to lower gross profit from decreased sales and lower base margins, partially offset by lower pension expense and higher vendor allowances.

•
Net cash provided by operating activities of continuing operations was $147, a decrease of $7, primarily due to lower cash generated from earnings, partially offset by lower contributions to benefit plans.

•
Net cash used in investing activities of continuing operations was $136, a decrease of $5, and included a decrease in cash paid for other intangible assets, offset in part by an increase in cash paid for business combinations and capital expenditures.

•	Net cash used in financing activities of continuing operations was $8, a decrease of $25, primarily due to lower net payments on debt and capital lease obligations than last year.

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

•
Driving sales to existing customers with a sales-driven culture, emphasizing fresh product offerings, such as produce, and by enhancing the Company's professional services offerings, including merchandise and promotional planning, design and administrative back-office solutions

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

Recent Developments
In fiscal 2017 year-to-date, the Company has affiliated several large Wholesale customers through long-term supply agreements:

•
In November 2016, the Company entered into a long-term supply agreement to serve as a grocery wholesaler and distributor to America's Food Basket, a regional cooperative that serves 47 neighborhood stores located primarily in New York and parts of New England. The Company expects to begin transitioning stores in the fourth quarter of fiscal 2017 and into the first quarter of fiscal 2018.

•
The Company expects to begin transitioning the over 170 stores operated by The Fresh Market in late February 2017 under the long-term supply agreement that the Company entered into with The Fresh Market in August 2016.

•
The Company has completed the transition of and is now supplying approximately 70 Marsh Supermarkets and O’Malia Food Markets under the long-term supply agreement the Company entered into with Marsh Supermarkets in August 2016.

In September 2016, the Company paid $17 to acquire 22 Food Lion stores located in northern West Virginia, western Maryland, south central Pennsylvania and northwestern Virginia. The acquisition included certain store assets, including inventories, property, plant, and equipment, and capital and operating leases. The acquired stores were converted to the Company's Shop ‘N Save format that is currently used by some of the Company's Wholesale customers in that region and are now included in the Company's Retail segment.

Sale of Save-A-Lot
On December 5, 2016, the Company completed the previously announced sale of the Company’s Save-A-Lot business (the “Sale”) to SAL Acquisition Corp (f/k/a Smith Acquisition Corp), an affiliate of Onex Partners Managers LP (“Purchaser”), for a purchase price of $1,365 in cash, subject to customary closing adjustments that were estimated at the time of the Sale to reduce the purchase price by approximately $64. The Sale was completed pursuant to the terms of the Agreement and Plan of Merger, dated as of October 16, 2016 (the “Merger Agreement”), by and among Purchaser, SAL Merger Sub Corp (f/k/a Smith Merger Sub Corp), a newly formed wholly owned subsidiary of the Purchaser, the Company and Moran Foods, LLC, a wholly owned subsidiary of the Company prior to the Sale (“Moran Foods”). Concurrently with entering into the Merger Agreement, the Company and Moran Foods also entered into a Separation Agreement (the “Separation Agreement”) pursuant to which, among other things, the assets and liabilities of the Save-A-Lot business were transferred to and assumed by Moran Foods prior to the completion of the Sale. As contemplated by the Merger Agreement, in connection with the completion of the Sale, on December 5, 2016, the Company and Moran Foods entered into a Services Agreement (the “Services Agreement”), whereby the Company is providing certain professional services to Save-A-Lot for a period of five years, on and subject to the terms and conditions set forth therein. The results of operations, financial position and cash flows of Save-A-Lot are reported as discontinued operations for all periods presented.
The Company used a portion of the cash proceeds, net of transaction-related fees, expenses and taxes, to make a mandatory prepayment of $832 against the Company’s outstanding balance under its Secured Term Loan Facility, which brought the Company’s Total Secured Leverage Ratio, on a pro forma basis giving effect to such prepayment, to be no higher than 1.50:1.00. The Company also used a portion of the net cash proceeds from the Sale to repay the outstanding balance under its Revolving ABL Credit Facility and to make a $25 contribution to the SUPERVALU Retirement Plan as required under the agreement the Company entered into with the Pension Benefit Guaranty Corporation (“PBGC”) in connection with the Sale. The Sale provides additional financial flexibility for the Company to further improve its capital structure, as well as to fund corporate and growth initiatives.
The Company will record a gain on the Sale in an amount the Company estimates to be between $560 and $580 in the fourth quarter of fiscal 2017, which will be classified within discontinued operations. Income taxes on the gain are estimated to be recorded at a significantly reduced effective rate due to the anticipated utilization of capital loss carryforwards and the release of valuation allowances of approximately $255 to $275.
The Company assessed the carrying value of its assets held-for-sale for impairment and determined the carrying value of the Save-A-Lot corporate stores reporting unit was in excess of its fair value. As a result, the Company recorded a non-cash impairment charge of $37.
Impact of Inflation and Deflation
The Company monitors product cost inflation and deflation and evaluates whether to absorb cost increases or decreases, or pass on pricing changes. The Company has experienced a mix of inflation and deflation across product categories within its business segments during the third quarter of fiscal 2017.
In aggregate across all of the Company’s businesses and taking into account the mix of products, management estimates the Company’s businesses experienced low single digit cost deflation in the third quarter of fiscal 2017. Wholesale and Retail sustained higher levels of cost deflation within the meat and egg product categories. Cost deflation estimates are based on individual like items sold by the Company during the periods being compared.
Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.
Competitive Environment
The United States grocery channel is highly competitive and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. In fiscal 2017 year-to-date, the Company's Retail segment has been impacted to a greater degree than anticipated by price competition, competitive store openings and a challenging sales and operating environment. These factors affecting the Retail segment are expected to impact the fourth quarter of fiscal 2017 as well.

Professional Services
The Company is focused on driving professional services sales to existing and new customers through enhanced offerings. The Company offers a broad range of services that can be designed to meet a customer’s unique needs. The Company’s services include retail store support, advertising, couponing, e-Commerce, network and data hosting solutions, consulting on cyber security issues, training and certifications classes, as well as administrative back-office solutions.
In connection with the completion of the Sale, on December 5, 2016, the Company and Moran Foods entered into a Services Agreement whereby the Company is providing certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. Moran Foods paid the Company $30 upon entry into the Services Agreement, which will be credited against fees due under the Services Agreement. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. Pursuant to this Services Agreement, Save-A-Lot may also request new services through the “change control” procedures described therein, and the Company may also agree to conduct non-recurring projects for Save-A-Lot pursuant to project orders.
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

RESULTS OF OPERATIONS

The following table summarizes operating data the Company believes is important to its business:

	Third Quarter Ended		Year-To-Date Ended
Results of Operations	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Net sales	$3,003	$3,045	$9,573	$10,016
Cost of sales	2,596	2,609	8,221	8,573
Gross profit	407	436	1,352	1,443
Selling and administrative expenses	391	364	1,189	1,214
Goodwill and intangible asset impairment charges	15	6	15	6
Operating earnings	1	66	148	223
Interest expense, net	40	45	141	148
Equity in earnings of unconsolidated affiliates	(1)	(1)	(3)	(3)
(Loss) earnings from continuing operations before income taxes	(38)	22	10	78
Income tax provision	(27)	6	(11)	24
Net (loss) earnings from continuing operations	(11)	16	21	54
(Loss) income from discontinued operations, net of tax	(14)	19	33	78
Net (loss) earnings including noncontrolling interests	(25)	35	54	132
Less net earnings attributable to noncontrolling interests	(1)	(1)	(3)	(6)
Net (loss) earnings attributable to SUPERVALU INC.	$(26)	$34	$51	$126
Diluted continuing operations net (loss) earnings per share attributable to SUPERVALU INC.	$(0.04)	$0.05	$0.07	$0.18
Weighted average shares outstanding—diluted	265	268	267	268
Other Statistics of Continuing Operations
Depreciation and amortization	$48	$49	$159	$161
Capital expenditures(1)	$60	$55	$134	$123
Adjusted EBITDA(2)	$107	$125	$359	$400
Financial Position of Continuing Operations
Working capital(3)			$(618)	$117
Total assets(4)			$3,489	$3,653
Total debt and capital lease obligations(5)			$2,545	$2,704
Stores Supplied and Operated:
Wholesale primary stores			1,850	1,871
Retail stores			217	200
Subtotal			2,067	2,071
Wholesale secondary stores(6)			237	224
Total number of stores			2,304	2,295

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

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

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $218 and $217 as of December 3, 2016 and December 5, 2015, respectively. Working capital of discontinued operations was $89 and $94 as of December 3, 2016 and December 5, 2015, respectively.

(4)
Total assets of continuing operations are calculated as Total assets of the Company excluding current assets and long-term assets of discontinued operations. Total assets of discontinued operations were $985 and $990 as of December 3, 2016 and December 5, 2015, respectively.

(5)
Total debt and capital lease obligations are calculated as Total debt and capital lease obligations of the Company excluding Total debt and capital leases from discontinued operations of $10 and $10 as of December 3, 2016 and December 5, 2015, respectively.

(6)	Wholesale secondary stores is defined as a customer location that falls under a certain dollar threshold of Wholesale sales for each of the last three fiscal periods in a given quarter.

Third Quarter of Fiscal 2017 and Fiscal 2017 Year-to-Date
The following discussion summarizes operating results for the third quarter and fiscal 2017 year-to-date compared to the comparative fiscal 2016 periods:
Net Sales
The following table outlines the composition of and variances in Net sales:

	Third Quarter Ended			Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	Variance	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)	Variance
Wholesale	$1,906	$1,902	$4	$5,912	$6,195	$(283)
Retail	1,060	1,097	(37)	3,524	3,662	(138)
Corporate	37	46	(9)	137	159	(22)
Total Net sales	$3,003	$3,045	$(42)	$9,573	$10,016	$(443)
Third Quarter Variances
Wholesale's net sales increased primarily due to $147 from increased sales to new customers and new stores operated by existing customers, and $9 of higher other revenue, offset in part by $111 of lost sales to stores the Company no longer supplies, including lost primary stores for which the Company continues to supply certain product categories, $27 of lower sales to existing customers and $14 of lower military sales. Lost sales to stores the Company no longer supplies include Haggen, a partial quarter's impact from certain Albertson’s LLC stores in the Southeast region that have transitioned to self-distribution and Gordy's stores.
Retail's net sales decreased primarily due to $59 of lower sales from negative identical store sales primarily driven by lower customer counts, $20 of lower sales from closed stores and $3 of lower other revenue, offset in part by a $45 sales increase from acquired and new stores.
Corporate's net sales decreased primarily due to lower fees under transition services agreements driven by a lower number of stores serviced.
Year-To-Date Variances
Wholesale's net sales decreased primarily due to $438 of lost sales to stores the Company no longer supplies, including lost primary stores for which the Company continues to supply certain product categories, $73 of lower sales to existing customers, $41 of lower military sales and $5 of lower other revenue, offset in part by $274 from increased sales to new stores operated by existing customers and new customers. Lost sales to stores the Company no longer supplies include the impact of certain Albertson’s LLC stores in the Southeast region that have transitioned to self-distribution and ceasing distribution to Haggen and Gordy's stores. The Company anticipates new customer sales to more than offset the existing lost business in the second half of fiscal 2017, as was seen in the third quarter of fiscal 2017.
Retail's net sales decreased primarily due to $184 of lower sales from negative identical store sales primarily driven by lower customer counts, $36 of lower sales from closed stores and $14 of lower other revenue, including fuel sales, offset in part by a $95 sales increase from new and acquired stores.
Corporate's net sales decreased primarily due to lower fees under transition services agreements from a lower number of stores serviced.
Identical Store Sales Variances for Retail
The following table summarizes identical store sales variances in percentages for the Company's Retail segment for the third quarter and fiscal 2017 year-to-date:

	December 3, 2016 (12 weeks)	December 3, 2016 (40 weeks)
Identical store sales percent variance(1)	(5.7)%	(5.3)%
Average basket percent variance(2)	(1.9)%	(0.9)%
Customer count percent variance(3)	(3.8)%	(4.4)%

(1)	Retail identical store sales are defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

(2)
Average basket is defined as the average purchases by our customers per transaction within our Retail stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

(3)
Customer count is defined as the number of transactions by our customers within our Retail stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

Gross Profit
The following table outlines the composition of and variances in Gross profit:

	Third Quarter Ended			Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	Variance	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)	Variance
Wholesale	$83	$94	$(11)	$271	$299	$(28)
% of Wholesale sales	4.4%	4.9%	(0.5)%	4.6%	4.8%	(0.2)%
Retail	288	296	(8)	944	985	(41)
% of Retail sales	27.2%	27.0%	0.2%	26.8%	26.9%	(0.1)%
Corporate	36	46	(10)	137	159	(22)
Total Gross profit	$407	$436	$(29)	$1,352	$1,443	$(91)
% of total Net sales	13.6%	14.3%	(0.7)%	14.1%	14.4%	(0.3)%
Third Quarter Variances
Wholesale gross profit decreased $11, or 50 basis points as a percentage of net sales, primarily due to $7 of higher employee-related costs, $4 of lower base margins and $3 of higher logistics costs, offset in part by $3 of lower other operating costs.
Retail gross profit decreased $8, but increased 20 basis points as a percentage of net sales, primarily due to $11 of lower gross profit from decreased sales and $4 of lower base margins, offset in part by $4 of higher vendor allowances.
Corporate gross profit decreased $10 primarily due to a lower number of stores serviced under transition services agreements.
Year-To-Date Variances
Wholesale gross profit decreased $28, or 20 basis points as a percentage of net sales, primarily due to $36 of lower gross profit from decreased sales, $13 of lower base margins and $9 of higher employee-related costs, offset in part by $16 of higher vendor allowances, $5 of lower logistics and other operating costs, $4 of reduced costs from incremental vendor back-haul allowances and $3 of lower pension expense.
Retail gross profit decreased $41, or 10 basis points as a percentage of net sales, primarily due to $42 of lower gross profit from decreased sales and $18 of lower base margins from strategic investments to lower prices to customers, offset in part by $7 of higher vendor allowances, $3 of lower inventory shrink costs, $3 of lower employee-related costs and $3 of lower logistics costs.
Corporate gross profit decreased $22 primarily due to a lower number of stores serviced under transition services agreements.
Selling and Administrative Expenses
Third Quarter Variances
Selling and administrative expenses for the third quarter of fiscal 2017 were $391 or 13.0 percent of net sales, compared with $364 or 12.0 percent of Net sales last year, an increase of $27 or 7.4 percent. Selling and administrative expenses for the third quarter of fiscal 2017 included a pension settlement charge of $41 and store closure charges and costs of $1. Selling and administrative expenses for the third quarter of fiscal 2016 included severance costs of $2 and store closure charges and costs of $1. When adjusted for these items, the remaining decrease of $12 in Selling and administrative expenses is primarily due to $12 of lower pension expense, $4 of lower contracted services and other operating costs and $3 of lower bad debt expense, offset in part by $7 of higher employee wage and benefit costs.

Year-To-Date Variances
Selling and administrative expenses for fiscal 2017 year-to-date were $1,189 compared with $1,214 last year, a decrease of $25 or 2.1 percent. Selling and administrative expenses for fiscal 2017 year-to-date included a pension settlement charge of $41 and store closure charges and costs of $4, offset in part by a fee received from a supply agreement termination of $9, a sales and use tax refund of $2 and a severance benefit of $1. Selling and administrative expenses for fiscal 2016 year-to-date included severance costs of $6 and store closure charges and costs of $1. When adjusted for these items, the remaining decrease of $51 in Selling and administrative expenses is primarily due to $40 of lower pension expense, $10 of lower employee incentive compensation, $5 of lower bad debt expense, $5 of lower other operating costs and $3 of lower depreciation expense, offset in part by $10 of higher employee wages and benefit costs and $7 of higher contracted services.
Goodwill and Intangible Asset Impairment Charges
During the third quarter of fiscal 2017, the Company conducted an interim impairment review of the carrying value of the Company's reporting units in conjunction with its impairment review of Save-A-Lot’s goodwill and due to declines in sales and cash flows within Retail. The review indicated that the estimated fair value of the Wholesale reporting unit was in excess of 100 percent of its carrying value. The review also indicated that the carrying value of the Retail reporting unit exceeded its estimated fair value, as determined utilizing the income approach and market approach. As a result, the Company performed the step 2 assessment and recorded a non-cash goodwill impairment charge of $15 in the Retail segment during the third quarter of fiscal 2017. The calculation of the impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.
During the third quarter of fiscal 2016, the Company received a notice pursuant to which the Company could exercise certain options to purchase operating assets. As a result, the Company performed a review of the associated indefinite-lived intangible assets for impairment, which indicated the carrying value of the intangible exceeded its estimated value. The Company recorded a non-cash intangible impairment charge of $6 within its Wholesale segment during the third quarter of fiscal 2016.
Operating Earnings
The following table outlines the composition of and variances in Operating earnings:

	Third Quarter Ended			Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	Variance	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)	Variance
Wholesale	$52	$54	$(2)	$174	$180	$(6)
% of Wholesale sales	2.7%	2.8%	(0.1)%	2.9%	2.9%	—%
Retail	(14)	21	(35)	(18)	64	(82)
% of Retail sales	(1.3)%	2.0%	(3.3)%	(0.5)%	1.8%	(2.3)%
Corporate	(37)	(9)	(28)	(8)	(21)	13
Total Operating earnings	$1	$66	$(65)	$148	$223	$(75)
% of total Net sales	0.1%	2.2%	(2.1)%	1.5%	2.2%	(0.7)%
Third Quarter Variances
Wholesale operating earnings for the third quarter of fiscal 2017 decreased $2, or 10 basis points as a percentage of net sales. Wholesale operating earnings for the third quarter of fiscal 2016 included an intangible asset impairment charge of $6. When adjusted for this item, the remaining decrease of $8 is primarily due to $7 of higher employee-related costs, $4 of lower base margins and $3 of higher logistics costs, offset in part by $3 of lower other operating costs.
Retail operating loss for the third quarter of fiscal 2017 increased $35, or 330 basis points as a percentage of net sales. Retail operating loss for the third quarter of fiscal 2017 included a goodwill impairment charge of $15 and store closure charges and costs of $1. Retail operating earnings for the third quarter of fiscal 2016 included store closure charges and costs of $1. When adjusted for these items, the remaining increase in Retail operating loss of $20 is primarily due to $11 of lower gross profit from decreased sales and $7 of higher employee-related costs.
Corporate operating loss for the third quarter of fiscal 2017 increased $28. Corporate operating loss for the third quarter of fiscal 2017 included a pension settlement charge of $41. Corporate operating loss for the third quarter of fiscal 2016 included severance costs of $2. When adjusted for these items, the remaining increase in Corporate operating earnings of $11 is primarily due to $11 of lower pension expense, $4 of lower contracted services and other operating costs, $3 of lower bad debt expense and $2 of lower employee-related costs, offset in part by $9 of lower fees under transition services agreements.

Year-To-Date Variances
Wholesale operating earnings for fiscal 2017 year-to-date decreased $6, and was flat to last year as a percentage of net sales. Wholesale operating earnings for fiscal 2017 year-to-date included a fee received from a supply agreement termination of $9. Wholesale operating earnings for fiscal 2016 year-to-date included an intangible asset impairment charge of $6. When adjusted for these items, the remaining decrease of $21 is primarily due to $36 of lower gross profit from decreased sales, $13 of lower base margins and $9 of higher employee-related costs, offset in part by $16 of higher vendor allowances, $7 of lower logistics costs, $4 of reduced costs from incremental vendor back-haul allowances, $4 of other operating costs, $3 of lower pension expense and $3 of lower bad debt expense and recoveries.
Retail operating loss for fiscal 2017 year-to-date increased $82, or 230 basis points as a percentage of net sales. Retail operating losses for fiscal 2017 year-to-date included a goodwill impairment charge of $15 and store closure charges and costs of $5. Retail operating earnings for fiscal 2016 year-to-date included store closure charges and costs of $1. When adjusted for these items, the remaining decrease in Retail operating earnings of $63 is primarily due to $42 of lower gross profit from decreased sales, $18 of lower base margins from a strategic investment to lower prices to customers, $14 of higher employee-related costs and $3 of higher occupancy costs, offset in part by $7 of higher vendor allowances, $4 of lower depreciation expense and $3 of lower logistics costs.
Corporate operating loss for fiscal 2017 year-to-date decreased $13. Corporate operating loss for fiscal 2017 year-to-date included a pension settlement charge of $41, offset in part by a sales and use tax refund of $2 and a severance benefit of $1. Corporate operating loss for fiscal 2016 year-to-date included severance costs of $6. When adjusted for these items, the remaining increase in Corporate operating earnings of $45 is primarily due to $38 of lower pension expense, $17 of lower employee-related costs driven primarily by lower incentive compensation, $7 of lower occupancy costs, $3 of lower bad debt expense and $3 of lower other operating expenses, offset in part by $23 of lower fees under transition services agreements.
Interest Expense, Net
Interest expense, net was $40 for the third quarter of fiscal 2017, compared with $45 for the third quarter last year. Interest expense, net, decreased $5 primarily due to lower average outstanding debt balances.
Interest expense, net for fiscal 2017 year-to-date was $141, compared with $148 for the same period last year. Interest expense, net for fiscal 2017 year-to-date included charges of $7 related to the amendment and prepayments of the Secured Term Loan Facility, comprised of unamortized financing cost charges of $5 and refinancing costs of $2. When adjusted for these items, Interest expense, net decreased $14 primarily due to lower average outstanding debt balances.
Income Tax (Benefit) Provision
Income tax benefit on the loss from continuing operations for the third quarter of fiscal 2017 was $27 or 71.6 percent of loss from continuing operations before income taxes, compared with an income tax expense of $6 or 28.4 percent of earnings from continuing operations before income taxes for the third quarter last year. The change in the effective tax rate is primarily due to the pension settlement charge, the goodwill impairment charge, lower pre-tax earnings and certain discrete deferred tax items.
Income tax benefit on earnings from continuing operations for fiscal 2017 year-to-date was $11 or 112.6 percent of earnings from continuing operations before income taxes, compared with income tax expense of $24 or 31.0 percent of earnings from continuing operations before income taxes last year. The change in the effective tax rate is primarily due to the pension settlement charge, the goodwill impairment charge, lower pre-tax earnings and certain discrete deferred tax items.
Net (Loss) Earnings from Continuing Operations
Third Quarter Variances
Net loss from continuing operations for the third quarter of fiscal 2017 was $11, compared with net earnings from continuing operations of $16 last year. Net loss from continuing operations for the third quarter of fiscal 2017 included after-tax costs and charges of $25, comprised of a pension settlement charge of $24, a goodwill impairment charge of $9 and store closure charges and costs of $1, offset in part by a deferred income tax benefit of $9. Net earnings from continuing operations for the third quarter of fiscal 2016 included after-tax costs and charges of $6, comprised of an intangible asset impairment charge of $4, severance costs of $1 and store closure charges and costs of $1. When adjusted for these items, the remaining $8 after-tax decrease in net earnings from continuing operations is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax (Benefit) Provision sections above.

Year-To-Date Variances
Net earnings from continuing operations for fiscal 2017 year-to-date were $21, compared with $54 last year. Net earnings from continuing operations for fiscal 2017 year-to-date included after-tax costs and charges of $24, comprised of a pension settlement charge of $24 and a goodwill impairment charge of $9, unamortized financing cost charges of $3, store closure charges and costs of $4 and refinancing costs of $1, offset in part by a deferred income tax benefit of $9, a fee received from a supply agreement termination of $6, a sales and use tax refund of $1 and a severance benefit of $1. Net earnings from continuing operations for fiscal 2016 year-to-date included after-tax costs and charges of $8, comprised of an intangible asset impairment charge of $4, severance costs of $3 and store closure charges and costs of $1. When adjusted for these items, the remaining $17 after-tax decrease is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax (Benefit) Provision sections above.
(Loss) Income from Discontinued Operations, Net of Tax
Third Quarter Variances
Save-A-Lot's net sales for the third quarter of fiscal 2017 were $1,038, compared with $1,069 last year. Net sales decreased by $31, primarily due to lower identical licensee store sales, lower identical corporate store sales, lower sales due to closed licensee stores and lower sales due to closed corporate stores, offset in part by higher sales from new corporate stores, higher sales to new licensee stores and higher sales from corporate store conversions.
Save-A-Lot's operating loss for the third quarter of fiscal 2017 was $8, compared with operating earnings of $35 last year. The $43 decrease in operating earnings is primarily due to a goodwill impairment charge and higher employee-related costs driven by new corporate stores, offset in part by higher base margins driven by higher product margin rates.
Save-A-Lot's net loss for the third quarter of fiscal 2017 was $14, compared with net earnings of $19 last year. This decrease in net earnings is due to the operating earnings variances discussed above after providing for the applicable tax provision.
Year-To-Date Variances
Save-A-Lot's net sales for fiscal 2017 year-to-date were $3,529, compared with $3,567 last year. Net sales decreased by $38, primarily due to lower identical licensee store sales, lower identical corporate store sales, lower sales due to closed licensee stores and lower sales due to closed corporate stores, offset in part by higher sales from new corporate stores, higher sales from new licensee stores and higher sales from corporate store conversions.
Save-A-Lot's operating earnings for fiscal 2017 year-to-date were $69, compared with $121 last year. The $52 decrease is primarily due to a goodwill impairment charge, higher employee-related costs driven by new corporate stores and higher inventory shrink, offset in part by higher base margins driven by higher product margin rates.
Save-A-Lot's net earnings for fiscal 2017 year-to-date were $33, compared with $78 last year. The $45 decrease is due to the operating earnings variances discussed above after providing for the applicable tax provision.
Refer to Note 14—Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for further information regarding these discontinued operations.

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
Definitions
The Company defines Adjusted EBITDA as Net (loss) earnings from continuing operations, plus Interest expense, net and Income tax (benefit) provision, less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charge (credit), certain employee-related costs and pension-related charges (including severance costs, pension settlement charges, multiemployer pension withdrawal charges, accelerated stock-based compensation charges and other items), certain non-cash asset impairment and other charges (including asset write-offs, store closures and market exits), certain gains and losses on the sale of property, goodwill and intangible asset impairment charges, costs related to the separation of businesses, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or items, as determined by management.
The following table reconciles Adjusted EBITDA to Net (loss) earnings from continuing operations:

	Third Quarter Ended		Year-To-Date Ended
	December 3, 2016 (12 weeks)	December 5, 2015 (12 weeks)	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)
Net (loss) earnings from continuing operations	$(11)	$16	$21	$54
Less net earnings attributable to noncontrolling interests	(1)	(1)	(3)	(6)
Income tax (benefit) provision	(27)	6	(11)	24
Interest expense, net	40	45	141	148
Depreciation and amortization	48	49	159	161
LIFO charge	1	1	3	6
Pension settlement charge(1)	41	—	41	—
Goodwill and intangible asset impairment charges(2)	15	6	15	6
Store closure charges and costs(3)	1	1	5	1
Severance costs(4)	—	2	(1)	6
Sales and use tax refunds(5)	—	—	(2)	—
Supply agreement termination fees(6)	—	—	(9)	—
Adjusted EBITDA	$107	$125	$359	$400

(1)	Pension settlement charge reflects lump sum settlement payments made to certain deferred vested pension plan participants under a lump sum payment option window offered by the Company.

(2)
The goodwill impairment charge relates to the Company's Retail business as a result of an interim impairment review conducted during the third quarter of fiscal 2017. The intangible asset impairment charge relates to the Company's non-exercise of certain options to purchase operating assets.

(3)	Store closure charges and costs include impairment, severance and related costs due to store closures.

(4)	Severance costs include separation-related costs for former employees.

(5)	Sales and use tax refunds reflect refunds received related to prior years.

(6)	Supply agreement termination fees reflect cash gains related to the termination of supply agreements.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility decreased to $675 from $744 as of December 3, 2016 compared to February 27, 2016.

•
Total debt was $2,327 and $2,297 as of December 3, 2016 and February 27, 2016, respectively, net of unamortized debt financing costs and original issue discount, under senior secured credit agreements and debentures.

•
In connection with the sale of Save-A-Lot and subsequent to the third quarter of fiscal 2017, the Company received proceeds from the sale of approximately $1,300 in cash, including estimated customary closing adjustments, and used the proceeds to:

◦
prepay $832 of outstanding loans under the Secured Term Loan Facility comprised of (1) 100% of the first $750 of Net Cash Proceeds (as defined in the facility) received and (2) $82 from 50% of the Net Cash Proceeds in excess of $750 that were up to an aggregate amount that reduced the Company's Total Secured Leverage Ratio on a pro forma basis after giving effect to such prepayment to be no higher than 1.50:1.00;

◦
contribute $25 to the SUPERVALU Retirement Plan, and the Company is further obligated to make additional payments of $25 and $10 on or before March 1, 2017 and November 15, 2017, respectively, under an agreement with the PBGC; and

◦	pay off the remaining balance of the Revolving ABL Credit Facility with proceeds from the sale of Save-A-Lot, bringing the unused available credit to $841 as of December 5, 2016.

•
Subsequent to the sale of Save-A-Lot and the related Secured Term Loan Facility prepayments described above, no scheduled debt maturities or required prepayments are due in the remainder of fiscal 2017.

•	Payments to reduce capital lease obligations are expected to be $4 for the remainder of fiscal 2017 and approximately $26 in fiscal 2018.

•
Working capital decreased $866 to a working capital deficit of $618 as of December 3, 2016 from a positive working capital of $248 as of February 27, 2016, excluding the impacts of the LIFO reserve, primarily due to the increase in current maturities of long-term debt under the Secured Term Loan Facility and the Revolving ABL Credit Facility and higher levels of accounts payable, partially offset by higher inventories within Wholesale and Retail.

•
Management expects that the Company will be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•	No minimum pension contributions are required under ERISA for fiscal 2017; however, the Company has agreed to make additional contributions pursuant to its agreement with the PBGC, as discussed below.

Sources and Uses of Cash
Management expects that the Company will continue to replenish operating assets with internally generated funds and pay down debt obligations with internally generated funds and new debt issuances or existing credit facilities. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on the Company’s operating cash flow, which may limit the Company’s ability to pay down its outstanding indebtedness as planned. The Company's credit facilities are secured by a substantial portion of the Company's total assets.
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
Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	Year-To-Date Ended
	December 3, 2016 (40 weeks)	December 5, 2015 (40 weeks)	Variance
Cash flow activities
Net cash provided by operating activities – continuing operations	$147	$154	$(7)
Net cash used in investing activities – continuing operations	(136)	(141)	5
Net cash used in financing activities – continuing operations	(8)	(33)	25
Net cash provided by discontinued operations	4	40	(36)
Net increase in cash and cash equivalents	7	20	(13)
Cash and cash equivalents at beginning of period	57	114	(57)
Cash and cash equivalents at the end of period	$64	$134	$(70)
The decrease in net cash provided by operating activities from continuing operations in fiscal 2017 year-to-date compared to last year is primarily due to lower cash generated from earnings, offset in part by $36 of lower contributions to benefit plans.
The decrease in net cash used in investing activities in fiscal 2017 year-to-date compared to last year includes a $23 decrease in cash paid for other intangible assets, offset in part by a $19 increase in cash paid for business combinations and capital expenditures.
The decrease in net cash used in financing activities in fiscal 2017 year-to-date compared to last year is primarily due to $218 of proceeds from the increased borrowings under the Revolving ABL Credit Facility and $3 of increased distributions to noncontrolling interests, offset in part by a $183 net increase in cash paid towards debt and capital lease obligations and a $7 decrease in proceeds from the sale of common stock.
The decrease in net cash provided by discontinued operations in fiscal 2017 year-to-date compared to last year is primarily due to higher levels of cash utilized in operating assets and liabilities and lower cash generated from earnings.
Credit Facilities and Debt Agreements
Total debt and capital lease obligations, net of unamortized debt financing costs and original issue discount, increased $31 to $2,545 as of December 3, 2016 from $2,514 as of February 27, 2016. The increase in total debt and capital lease obligations is primarily due to $122 of increased borrowings under the Revolving ABL Credit Facility and $11 of non-cash amortization and write-offs of debt financing costs and original issue discount, offset in part by a Secured Term Loan Facility excess cash flow prepayment of $99 that was required to be paid in the first quarter of fiscal 2017.
Refer to Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of the Company's credit facilities and certain long-term debt agreements and additional information.

Capital Expenditures
Capital expenditures in fiscal 2017 year-to-date were $134, including capital lease additions but excluding cash paid for business acquisitions, and primarily consisted of investments in new Retail stores, store remodels and information technology investments. In addition, during fiscal 2017 year-to-date, the Company paid $19 for 24 acquired stores. Capital expenditures of continuing operations for fiscal 2017 are projected to be approximately $220 to $240, including capital lease additions.
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
No minimum contributions are required to the Company's pension plans in fiscal 2017 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company anticipates fiscal 2017 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $30 to $35. In connection with the Sale, the Company entered into an agreement with the PBGC under which, among other things, the Company has agreed to make certain contributions to the “SUPERVALU Retirement Plan in excess of any required minimum contributions. Subsequent to December 3, 2016, the Company contributed $25 to the SUPERVALU Retirement Plan pursuant to the agreement with the PBGC. In addition, under this same agreement with the PBGC, the Company is obligated to make additional payments of $25 and $10 on or before March 1, 2017 and November 15, 2017, respectively.
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
Multiemployer Pension Plans
The Company contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During fiscal 2017 and 2016 year-to-date, the Company contributed $31 and $31, respectively, to these multiemployer pension plans. There have been no material changes in the Company's multiemployer pension plan arrangements since the end of fiscal 2016. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 for information regarding these arrangements.

Contractual Obligations
As a result of the sale of Save-A-Lot, the Company's contractual obligations significantly decreased. The contractual obligations in the table below reflect continuing operations contractual obligations as of December 3, 2016 after giving effect to the sale of Save-A-Lot, including the required prepayments of $832 on the Secured Term Loan Facility and $260 on the Revolving ABL Credit Facility from the proceeds of the Sale that were made subsequent to December 3, 2016:

	Payments Due Per Period
	Total	Remaining Fiscal 2017	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$1,274	$—	$—	$524	$400	$350
Interest on long-term debt(4)	361	6	86	146	68	55
Operating leases(5)	336	11	64	107	67	87
Capital leases(6)	271	7	41	74	55	94
Purchase obligations(7)	275	107	90	58	20	—
Self-insurance obligations(8)	74	5	22	21	10	16
Total contractual obligations	$2,591	$136	$303	$930	$620	$602

(1)
Because the timing of future payments beyond fiscal 2018 cannot be reasonably determined, contractual obligations payments due per period presented here exclude the Company’s discretionary funding of its pension and required funding of its postretirement benefit obligations, which totaled $2 for fiscal 2017 year-to-date, and multiemployer pension plan contributions, which totaled $31 for fiscal 2017 year-to-date. Pension and postretirement benefit obligations were $436 as of December 3, 2016. The Company expects to contribute $30 to $35 to pension and postretirement benefit plans during fiscal 2017, but is not required to make minimum pension contributions. In connection with the Sale, the Company entered into an agreement with the PBGC under which, among other things, the Company has agreed to make certain contributions to its qualified pension plan (the “SUPERVALU Retirement Plan”) in excess of any required minimum contributions. Subsequent to December 3, 2016, the Company contributed $25 to the SUPERVALU Retirement Plan pursuant to the agreement with the PBGC. In addition, under this same agreement with the PBGC, the Company is obligated to make additional payments of $25 and $10 on or before March 1, 2017 and November 15, 2017, respectively.

(2)
Unrecognized tax benefits, which totaled $66 as of December 3, 2016, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude any original issue discounts and deferred financing costs. Long-term debt payments due per period for fiscal 2018 through thereafter exclude any Excess Cash Flow prepayments required under the provisions of the Secured Term Loan Facility because the amount of future prepayment amounts, if any, are not reasonably estimable as of December 3, 2016.

(4)
Amounts include contractual interest payments using the interest rate as of December 3, 2016 applicable to the Company’s variable interest debt instruments (including variable interest rates under the Secured Term Loan Facility that have been swapped to fixed interest rates) and stated fixed rates for all other debt instruments.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $58, $2, $13, $19, $8 and $16, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which the Company is also obligated, offset by minimum subtenant rentals of $21, $1, $5, $5, $4 and $6, respectively.

(7)
The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of December 3, 2016, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, the Company enters into supply contracts to purchase product for resale to consumers and to Wholesale customers, which are typically of a short-term nature with limited or no purchase commitments. The majority of the Company's supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

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
Competition and Execution of Operations

•	The Company’s ability to attract and retain customers, and the success of the Company’s wholesale customers and their ability to maintain and grow sales

•	Increased competition resulting from consolidation and new store openings in the grocery industry, and the Company’s ability to effectively respond

•	Competition from other food or drug retail chains, supercenters, hard discount, dollar stores, online retailers, non-traditional competitors and alternative formats in the Company’s markets

•	Customer reaction to the increased presence of competitors, including non-traditional competitors, in the Company’s markets

•	Competition for employees, store sites and products

•
The ability of the Company’s Wholesale business to maintain or increase sales and profitability due to wholesaler competition, increased competition faced by customers and increased customer self-distribution

•	The Company's ability to maintain or improve levels of identical store sales and operating margins

•	Changes in economic conditions or consumer preferences that affect consumer spending or buying habits

•	The success of the Company’s promotional and sales programs and the Company’s ability to respond to the promotional and pricing practices of competitors

•	The Company's ability to keep pace with changing customer expectations and new developments and technology investments by competitors
Execution of Initiatives

•	The Company’s ability to identify and effectively execute on performance improvement and customer service initiatives

•	The Company’s ability to offer competitive products and services at low prices and maintain high levels of productivity and efficiency

•	The ability to grow by driving sales, attracting new customers and successfully opening new locations

•	The ability to successfully execute on initiatives involving acquisitions or dispositions

•	The Company’s ability to continue to become a more cost-efficient organization

•	The Company’s ability to respond appropriately to competitors’ initiatives

•	The Company’s ability to satisfy its obligations efficiently under the Services Agreement for its former Save-A-Lot business
Substantial Indebtedness

•	The impact of the Company’s substantial indebtedness, including the restrictive operating covenants in the underlying debt instruments, on its business and financial flexibility

•	The Company’s ability to comply with debt covenants or to refinance or amend the Company’s debt obligations

•	A downgrade in the Company’s debt ratings, which may increase the cost of borrowing or adversely affect the Company’s ability to access one or more financial markets

•	The availability of favorable credit and trade terms
Increased Employee Benefit Costs and Labor Relations

•	Increased operating costs resulting from rising employee benefit costs

•	Potential increases in health plan costs resulting from health care reform

•	Pension funding obligations related to current and former employees of the Company and the Company’s divested operations

•	Required funding of multiemployer pension plans and any withdrawal liability

•	The effect of the financial condition of the Company’s pension plans on the Company’s debt ratings

•	The Company’s ability to renegotiate labor agreements with its unions

•	Resolution of issues associated with rising pension, healthcare and employee benefit costs

•	Potential for work disruption from labor disputes
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
ITEM 4. CONTROLS AND PROCEDURES
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 3, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. There were no material changes in risk factors for the Company in the period covered by this report other than (1) the risks described below and (2) the risk factors specific to Save-A-Lot including relating to its licensee distribution business are no longer applicable to the Company following the sale of Save-A-Lot.
Changes or complications in the Company’s relationship with Save-A-Lot and its purchaser and the Company’s obligations in that relationship could adversely affect the Company.
The Company completed the sale of its Save-A-Lot business on December 5, 2016, to SAL Acquisition Corp (f/k/a Smith Acquisition Corp), an affiliate of Onex Partners Managers LP, a private equity firm (“Purchaser”). To the extent that the Company is not able to adjust its operations quickly and efficiently to account for the sale of the Save-A-Lot assets and personnel, it could result in disruptions to the Company’s operations, business relationships and ability to perform under the Services Agreement between the Company and Save-A-Lot. The Services Agreement has a five-year term but provides Save-A-Lot certain termination rights, including in the event of the Company’s material breach, and gives Save-A-Lot certain termination and monetary rights with respect to specified services or service categories in the event the Company does not perform to agreed-upon minimum levels of service. The Services Agreement also generally requires the Company to indemnify Save-A-Lot against third-party claims arising out of the performance of the services under the Services Agreement. The Company cannot be certain of Purchaser’s long-term plans for Save-A-Lot and its continued relationship with the Company. Termination of the Services Agreement, in whole or in part, could adversely affect the Company’s business or results of operations.
The Company’s Wholesale distribution business model presents a number of risks.
The Company’s success relies in part on the financial success and cooperation of its Wholesale customers. These Wholesale customers manage their businesses independently, and therefore are responsible for the day-to-day operation of their stores. The revenues the Company realizes from these Wholesale customers are largely dependent on the customers’ ability to maintain and grow their sales. They may not experience an acceptable level of sales or profitability, and the Company’s revenues and gross margins could be negatively affected as a result. If sales trends or profitability worsen for Wholesale customers, their financial results may deteriorate, which could result in, among other things, lost business for the Company, delayed or reduced payments to the Company or defaults on payments or other liabilities owed by Wholesale customers to the Company, any of which could adversely impact the Company’s financial condition and results of operation as well as its ability to grow its Wholesale business. In this regard, the Company’s Wholesale customers are affected by the same economic conditions, including food deflation, and competition that the Company’s Retail segment is facing. The magnitude of these risks increase as the size of the Company’s Wholesale customers increase.
The Company’s businesses are subject to laws and governmental regulations that could adversely impact the Company’s financial condition and results of operations.
The Company’s businesses are subject to various federal, state and local laws, regulations and administrative practices. These laws require the Company to comply with numerous provisions regulating health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, environmental, equal employment opportunity, public accessibility, employee benefits, wages and hours worked and licensing for the sale of food, drugs and alcoholic beverages, among others. The Company is also required to meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. For example, see Note 12-Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I,

Item I of this Quarterly Report on Form 10-Q under the caption “Legal Proceedings” for a discussion of the administrative subpoena issued to the Company by the DEA requesting, among other things, information on the Company’s pharmacy policies and procedures generally as well as the production of documents that are required to be kept and maintained by the Company pursuant to the Controlled Substances Act and its implementing regulations. The Company’s inability to timely obtain permits, comply with government laws and regulations or make capital expenditures required to maintain compliance with governmental laws and regulations may adversely impact the Company’s business operations and prospects for future growth and its ability to participate in federal and state healthcare programs and may also result in monetary liabilities, fines or other sanctions. In addition, changes in federal or state minimum wage and overtime laws could cause the Company to incur additional wage costs, which could adversely affect the Company's operating margins.
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
The Company’s supplier base includes domestic and foreign suppliers. Accordingly, political or financial instability in these foreign countries, changes in U.S. and foreign relationships, laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations could adversely impact the Company’s financial condition and results of operations. In addition, the Company is required to comply with laws and regulations governing ethical, anti-bribery and similar business practices. In our foreign operations, the Company is subject to the risk that one or more of its employees, contractors or agents could engage in business practices prohibited by U.S. laws and regulations that are applicable to the Company, such as the Foreign Corrupt Practices Act, including those based in or from countries where practices that violate U.S. laws and regulations or the laws and regulations of other countries may be customary, or will engage in business practices that are prohibited by the Company’s policies or circumvent its compliance programs. Any of these violations could adversely affect the Company’s business, financial condition and operating results. The Company may choose to pursue further expansion into international markets. If the Company seeks and attains a larger international footprint, it would be required to comply with additional foreign laws and regulations. Any failure to comply with these laws or regulations could result in civil and/or criminal sanctions and could adversely affect the Company’s financial condition and results of operations. Further, foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our foreign operations, and could adversely affect our financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
September 11, 2016 to October 8, 2016	—	$—	—	$—
Second four weeks
October 9, 2016 to November 5, 2016	5,344	$4.47	—	$—
Third four weeks
November 6, 2016 to December 3, 2016	—	$—	—	$—
Totals	5,344	$4.47	—	$—

(1)	The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2017 contains three 28-day periods.

(2)
These amounts include the deemed surrender by participants in the Company's compensatory stock plans of 5,344 shares of previously issued common stock. These are from the vesting of restricted stock awards and restricted stock units granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of October 16, 2016, by and among Smith Acquisition Corp., Smith Merger Sub Corp., Moran Foods, LLC and SUPERVALU INC. (incorporated by referenced to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2016)*

2.2
Separation Agreement, dated as of October 16, 2016, by and among SUPERVALU INC. and Moran Foods, LLC (incorporated by referenced to Exhibit 2.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2016)*

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 11, 2017	/s/ BRUCE H. BESANKO
Bruce H. Besanko Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

SUPERVALU INC. (Registrant)

Dated: January 11, 2017	/s/ SUSAN S. GRAFTON
Susan S. Grafton Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of October 16, 2016, by and among Smith Acquisition Corp., Smith Merger Sub Corp., Moran Foods, LLC and SUPERVALU INC. (incorporated by referenced to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2016)*

2.2
Separation Agreement, dated as of October 16, 2016, by and among SUPERVALU INC. and Moran Foods, LLC (incorporated by referenced to Exhibit 2.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2016)*

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Segment Financial Information, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Stockholders’ Deficit, (vi) the Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Condensed Consolidated Financial Statements.

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.